Form 10-Q
period 1996-03-31
WASHINGTON MUTUAL INC
filed 1996-05-15
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529
                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25188

                             WASHINGTON MUTUAL, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


          WASHINGTON                                            91-1653725
          ----------                                            ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

 1201 THIRD AVENUE SEATTLE, WASHINGTON                                   98101
 -------------------------------------                                   -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (206) 461-2000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's classes of common stock as of March 31, 1996:

                            COMMON STOCK - 72,120,915

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW


- - - Net income for first quarter 1996 was $59.5 million, up 32 percent from earnings of $45.3 million during first quarter 1995. Fully diluted earnings per share were 74 cents for first quarter 1996 compared with 58 cents in 1995. During first quarter 1996, the Company's return on assets was 1.08 percent compared with 0.94 percent a year earlier.

- - - The Company's net interest margin for the quarter ended March 31, 1996 was
3.26 percent compared with 3.15 percent for the same quarter in 1995.

- - - Lower market interest rates during the first three months of 1996 resulted in loan production of $1,673.6 million for the quarter compared with $696.4 million during the same period in 1995, an increase of 140 percent. Loan production during the quarter just ended included $606.7 million of refinancing activity.

- - - During the quarter, the Company took steps to expand its position in Utah by signing an agreement to acquire Utah Federal Savings Bank ("Utah FSB"). Utah FSB is an Ogden-based savings bank operating five branches and three loan production centers in Utah. At December 31, 1995, Utah FSB had assets of $122.6 million, deposits of $110.0 million and stockholder's equity of $10.5 million. The merger is scheduled to be completed during the third quarter of 1996 subject to the receipt of regulatory and Utah FSB shareholder approval.

- - - On January 31, 1996, Washington Mutual completed the merger of Western Bank ("Western"), a commercial bank headquartered in Oregon, with and into Washington Mutual Bank ("WMB"), a subsidiary of the Company. Western operated 42 branches located predominately in western and central Oregon. At December 31, 1995, Western had assets of $787.1 million, deposits of $709.7 million and stockholders' equity of $68.6 million. The Company issued 5.87 million shares of common stock (equal to approximately 8.2 percent of the shares of common stock outstanding as of December 31, 1995) to complete the merger. Results from 1995 have been restated to reflect the merger with Western, which was accounted for as a pooling of interests.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME. The Company's net interest income was $171.0 million for the quarter, up 15 percent from $149.1 million a year earlier. The 1996 level reflected the continuing effect of low interest rates on the Company's net interest margin which increased to 3.26 percent from 3.15 percent in first quarter 1995. (The net interest margin measures the Company's annualized net interest income as a percentage of interest-earning assets.)

     Lower market interest rates decreased the Company's combined yield on loans and investments to 7.91 percent for the quarter ended March 31, 1996 from 7.94 percent for the quarter ended March 31, 1995. They also, however, decreased the cost of funds by even more to 4.86 percent for first quarter 1996, from 5.00 percent for the same period a year ago. The net interest spread was 3.05 percent in the first quarter, compared with 2.94 percent for the same period in 1995. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.)

     With the increase in interest rates during second quarter 1996, maintaining the current levels for the net interest margin, net interest spread and net interest income will be more difficult.

OTHER INCOME. Other income was $36.7 million for the quarter ended March 31, 1996 compared with $28.9 million for the same period in 1995.

     Service fees rose 14 percent to $24.6 million. A revised fee structure on certain deposit services resulted in a 42 percent growth in deposit fees to $16.6 million. Offsetting this growth was the loss of $3.6 million of fee income as a result of the sale of the Company's travel agency subsidiary in March 1995.

     Loan servicing fees were $3.9 million, up 62 percent from $2.4 million for the same period a year ago. Loans serviced for others increased to $6,812.4 million at March 31, 1996 from $3,926.5 million one year earlier due to substantial securitizations of loans throughout 1995 and the April 1995 addition of the loan servicing portfolio of Olympus Bank, a Federal Savings Bank.

     Other operating income declined from $4.7 million in first quarter 1995 to $3.6 million for the same period this year. In 1995, this item included $1.0 million of interest income on a tax refund.

     Gains on the sale of loans for first quarter 1996 were $2.7 million compared with $199,000 for first quarter 1995. The higher level of gains in the quarter just ended reflected the continued sale of fixed-rate loans as the Company restructures its asset base with the objective of reducing the effect of future interest rate movements.

     The Company offsets the write-down of mortgage servicing rights against its gains on the sale of loans. No write-downs of mortgage servicing rights were made during the first quarter in either 1996 or 1995. On January 1, 1996 the Company adopted Statement of Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinctions between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to record the servicing rights on loans as separate assets, no matter how acquired. Banks that sell or securitize loans and retain the servicing rights will be required to allocate the total cost of the loans between servicing rights and principal balance.

     During first quarter 1996, the Company capitalized $6.7 million of mortgage servicing rights as a result of SFAS No. 122. Gains on the sale of loans as a result of capitalizing mortgage servicing rights under the provisions of this statement were $867,000 more for the quarter just ended than would have been recognized under prior accounting policies. At March 31, 1996, the Company's balance sheet included mortgage servicing rights valued at $6.6 million as a result of this statement.

     Gains on sale of other assets were $1.8 million during first quarter 1996 compared with a loss of $176,000 for the same period in 1995. The net gain for the quarter consisted of a $4.1 million gain on the sale of Mutual Travel, securities transaction losses of $2.8 million and net gains of $490,000 on the sale of other bank assets. In 1995, most of the first quarter loss of $176,000 resulted from the sale of bank property.

OTHER EXPENSE. Operating expenses were up 7 percent from $103.1 million in first quarter 1995 to $110.0 million for the current quarter.

     Salaries and employee benefits increased 10 percent to $50.8 million from $46.2 million a year ago due primarily to increases in staffing levels in financial centers, lending support, telephone banking services and commercial banking . The staffing level of full-time equivalent employees was 4,909 at March 31, 1996, up from 4,637 a year earlier. The increase in full-time equivalent employees was moderated by the sale of the Company's item processing operation which resulted in a decrease of 98 employees.

     Occupancy and equipment expense increased 4 percent to $18.7 million compared with $18.0 million a year earlier.

     Regulatory assessments decreased 48 percent to $3.3 million due to a reduction in the assessment rate on the Company's deposits insured by the Bank Insurance Fund ("BIF"). (See Item 5, Other Information on page 7 for a discussion of deposit assessments.)

     Other operating expense increased 12 percent to $30.7 million from $27.3 million a year ago due in part to higher telecommunications expenses, other professional fees associated with reengineering projects and acquisition-related charges.

     Amortization of goodwill and intangible assets for the quarter ended March 31, 1996 was $7.0 million down 5 percent from $7.3 million from the same period in 1995.

     Real estate owned ("REO") operations, inclusive of write-downs resulted in income of $490,000 for the current quarter. REO operations in first quarter 1995 had income of $2.1 million and included a recovery on one large commercial loan.


OPERATING EFFICIENCY RATIO. The Company's operating efficiency ratio - other expense as a percentage of net interest income plus other income - was 53.0 percent for first quarter 1996 compared with 57.9 percent for the same period in 1995. The effect of increases in other expenses was offset by substantial increases in net interest income and other income during the first quarter 1996.

NONBANKING SUBSIDIARY OPERATIONS. Pretax operating income (net income before amortization of goodwill and intangible assets and elimination of intercompany transactions) for first quarter 1996 was $9.8 million compared with $3.7 million for the same period in 1995. The Company's insurance subsidiaries reported a 6 percent increase in pretax operating income to $4.1 million from $3.8 million a year earlier. The securities subsidiaries had pretax operating income of $1.6 million compared with $249,000 in first quarter 1995. Operating income in 1995 was reduced by the effect of a one-time legal settlement of $455,000. The results of operations during first quarter 1996 for other nonbanking subsidiaries included the recognition of a deferred gain of $4.1 million on the sale of Mutual Travel in 1995. Results of operations for nonbanking subsidiaries were as follows:


                                                                                      Quarter Ended March 31,
- - -------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                   1996         1995
- - -----------------------------------------------------------------------------------------------------------
Securities:
   Murphey Favre, Inc.                                                                 $  742        $ (400)
   Composite Research & Management Co.                                                    829           649
- - -----------------------------------------------------------------------------------------------------------
     Total securities                                                                   1,571           249

WM Life Insurance Co.                                                                   4,058         3,828
Mutual Travel                                                                               -           229
Other                                                                                   4,118          (612)
- - -----------------------------------------------------------------------------------------------------------
Net income before taxes, amortization of goodwill and other intangible
   assets, and elimination of intercompany transactions                                 9,747         3,694
Amortization of goodwill and other intangible assets                                      103           381
- - -----------------------------------------------------------------------------------------------------------
Net income before elimination of intercompany transactions                             $9,644        $3,313
===========================================================================================================

                               FINANCIAL POSITION

ASSETS. At March 31, 1996, the Company's assets were $22,344.8 million down slightly from $22,420.4 million at year-end 1995.

INVESTMENT ACTIVITIES. Washington Mutual's investment portfolio at March 31, 1996 was carried at $7,608.4 million, a 4 percent decrease from the year-end 1995 balance of $7,940.9 million. During the quarter just ended, the Company continued the restructuring of its investment portfolio by selling approximately $880.0 million of fixed-rate securities and replacing them with approximately $639.0 million of adjustable-rate securities and loans.

     At March 31, 1995, the Company's investment portfolio included $7,426.9 million available-for-sale securities and $181.5 million held-to-maturity securities. Mortgage-backed securities comprised $6,548.7 million or 86 percent of the total investment portfolio at quarter end.

LOAN ORIGINATIONS. For first quarter 1996, total lending was $1,673.6 million compared with $696.4 million a year earlier. Lower market interest rates helped generate increases in lending volumes in all loan categories. Residential loan originations increased more than fourfold to $1,048.1 million during the quarter just ended compared with $252.9 million a year earlier. Originations of residential loans to purchase homes were $441.4 million compared with $203.7 million a year ago, while home loan refinancings were $606.7 million compared with $39.4 million in first quarter 1995. The Company remained the leading residential first-mortgage lender in Washington and Oregon. Originations of residential construction loans during the quarter were $249.7 million, an increase of 52 percent from first quarter 1995's total of $164.6 million. Consumer loan originations, primarily home equity and manufactured home loans, increased to $237.5 million for the first three months of 1996 from $207.5 million a year ago. Commercial real estate lending, primarily for apartment buildings, increased to $101.4 million for the quarter just ended from $42.5 million for first quarter 1995. Commercial business lending increased to $36.9 million for the first quarter 1996 compared with $28.9 million a year ago.

DEPOSITS. Total deposits decreased to $11,275.5 million at March 31, 1996 from $11,306.4 million at December 31, 1995. Retail deposits were down $33.0 million to $10,599.5 million. Wholesale activities - predominantly time deposits greater than $100,000 - increased $2.1 million. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the most economic funding sources.

BORROWINGS. Washington Mutual's borrowings primarily take the form of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle. These two borrowing sources totaled $4,690.0 million and $2,740.9 million at March 31, 1996 compared with $3,965.8 million and $3,711.4 million at year-end 1995. The exact mix at any given time is dependent upon the market pricing of the two borrowing sources.

INTEREST RATE RISK MANAGEMENT. Washington Mutual engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes. One of the Company's strategies to reduce the effect of future movements in interest rates is to increase the percentage of adjustable-rate assets in its portfolio. A conventional measure of interest rate sensitivity for thrift institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. At the end of 1995, the Company reported a one-year gap of a negative 14.4 percent. But, due to the merger with Western, the one-year gap at December 31, 1995 has been restated to a negative 13.3 percent.

     The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                              Mar. 31,       Dec. 31,
(dollars in millions)                                           1996           1995
- - -------------------------------------------------------------------------------------
Interest-sensitive assets                                     $ 10,662       $  9,885
Interest-sensitive liabilities                                  15,316         14,679
Derivative instruments                                          (1,550)        (1,825)
- - -------------------------------------------------------------------------------------
Net liability sensitivity                                     $ (3,104)      $ (2,969)
=====================================================================================
Net liability sensitivity as a percentage of total assets        (13.9)%        (13.3)%

     During first quarter 1996, the Company continued it's efforts to replace fixed-rate mortgages and mortgage-backed securities with adjustable-rate instruments. In addition to acquiring $775.3 million of primarily adjustable-rate assets from Western, the Company sold approximately $880.0 million of fixed-rate mortgage-backed securities and purchased approximately $639.0 million of adjustable-rate assets. Liabilities that mature or reprice within one year increased $637.0 million to $15,316.0 million at March 31, 1996 as liabilities with an original maturity term greater than one year fell to within one year.

                                  ASSET QUALITY

     Classified assets, which consist of nonaccrual loans, loans under foreclosure, real estate owned ("REO") and performing loans (including substandard troubled debt restructurings) and securities that exhibit credit quality weaknesses, were as follows:

                                                                Mar. 31,     Dec. 31,
   (dollars in thousands)                                         1996         1995
- - -------------------------------------------------------------------------------------
   Nonaccrual loans and loans under foreclosure                 $ 71,263     $ 69,707
   REO                                                            23,690       25,064
- - -------------------------------------------------------------------------------------
   Total nonperforming assets                                     94,953       94,771
   Troubled debt restructurings (classified as substandard)       14,615       13,094
   Other classified assets                                        94,689       97,946
   Classified securities                                          26,428       37,645
- - -------------------------------------------------------------------------------------
                                                                $230,685     $243,456
=====================================================================================

     Nonperforming assets increased slightly from $94.8 million at December 31, 1995 to $95.0 million at March 31, 1996, but as a percentage of total assets remained steady at 0.42 percent for both periods.

     The level of nonperforming commercial real estate loans declined to $27.6 million at March 31, 1996 compared with $32.9 million three months earlier. During the period, a medical office building in California at $4.4 million was sold. Nonperforming assets consisted of the following:


                                                             Mar. 31,       Dec. 31,
(dollars in thousands)                                         1996           1995
- - ------------------------------------------------------------------------------------
Nonperforming assets (loans and REO) by collateral type:
     Residential real estate                                 $ 49,876       $ 46,414
     Residential construction                                  10,348         10,245
     Apartment buildings                                        2,378          3,934
     Other commercial real estate                              25,210         28,937
     Consumer and manufactured housing                         11,432         10,792
     Commercial business                                          853            824
     Reserve for REO losses                                    (5,144)        (6,375)
- - ------------------------------------------------------------------------------------
     Total                                                   $ 94,953       $ 94,771
====================================================================================
Nonperforming assets as a percentage of total loans              0.70%          0.73%
Nonperforming assets as a percentage of total assets             0.42           0.42

     On January 1, 1995, Washington Mutual adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except: large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment; loans measured at fair value or at the lower of cost or fair value; leases; and debt securities (as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). It applies to all loans that are restructured in a troubled debt restructuring as defined by SFAS 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1996, the Company had $18.9 million of restructured loans of which $14.6 million, though performing, were classified substandard.

     A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 1996, loans totaling $88.5 million were impaired of which $72.0 million had allocated reserves of $10.2 million. The remaining $16.5 million were previously written down and have no reserves allocated to them. Of the $88.5 million of impaired loans, $5.5 million were on nonaccrual status and $7.8 million were under foreclosure. The average balance of impaired loans during the quarter was $87.8 million and the Company recognized $1.8 million of related interest income. Interest income is normally recognized on an accrual basis, however, if the impaired loan is nonperforming, then interest income is recorded on the receipt of cash.

PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN AND REO LOSSES. The quarterly provision for loan losses was $2.9 million for first quarter 1996 compared with $2.8 million for first quarter 1995 and reflected the Company's high level of reserves and continued strength in asset quality. The reserve for loan losses decreased slightly to $143.0 million at March 31, 1996 from $143.3 million at December 31, 1995. Reserves charged off, net of recoveries, totaled $3.2 million for the first three months of 1996 compared with $1.1 million for the same period in 1995. At March 31, 1996, the reserve for loan losses represented 1.05 percent of outstanding loans and 200.65 percent of nonperforming loans, compared with 1.10 percent and 151.23 percent three months earlier.

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then allocated to reflect the loss exposure. The March 31, 1996 analysis of residential construction and commercial real estate resulted in an allocation for impaired loans of $10.2 million of the reserve for loan loss exposure. At December 31, 1995, the Company had allocated reserves of $10.9 million. The remaining reserve of $132.8 million at March 31, 1996 was unallocated and available for potential losses from any of the Company's loans.

     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $5.1 million at March 31, 1996, down from $6.4 million at December 31, 1995. The level is based upon a routine review of the REO portfolio and the state of national and local economies.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

LIQUIDITY. Washington Mutual monitors its ability to meet short-term cash requirements under both normal (operating) and extreme (contingent) circumstances using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The contingent liquidity ratio measures the ability to raise cash by liquidating assets in the event of a very adverse business environment. At March 31, 1996, the Company had substantial liquidity compared with its established guidelines.

     The Federal Deposit Insurance Corporation ("FDIC") uses two ratios to monitor WMB's liquidity position. The liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at March 31, 1996, met the established FDIC guidelines.

     To meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities. At March 31, 1996, the Company was able to borrow an additional $6,592.4 million through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources.

     Because the low interest rate environment of recent years and competition from non-regulated activities (such as mutual funds) has inhibited consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

CAPITAL REQUIREMENTS. At March 31, 1996, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00 percent; total capital of at least 10.00 percent of risk-weighted assets; and Tier 1 (or core) capital of at least 6.00 percent of risk-weighted assets. At March 31, 1996, WMB's (consolidated with its subsidiaries) ratio of leverage capital to assets was
5.60 percent, its ratio of total capital to risk-weighted assets was 11.21 percent, and the ratio of core capital (Tier I) to risk-weighted assets was
10.41 percent.

     Washington Mutual's federal savings bank subsidiary is required by the Office of Thrift Supervision ("OTS") to maintain certain capital levels. In order to be classified as a well capitalized institution, the

OTS requires banks it regulates to maintain a leverage ratio of at least 5.00 percent, total capital of a least 10.00 percent of risk-weighted assets, and core capital of at least 6.00 percent of risk-weighted assets. At March 31, 1996, the subsidiary was in compliance with all well capitalized requirements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Washington Mutual has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's financial position or results of operation.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On November 14, 1995, the FDIC adopted a new assessment rate schedule of between 0 percent and 0.27 percent per annum of total adjusted deposits for all deposits insured through the BIF, effective as of January 1996. The assessment rate schedule applicable to deposits insured through the Savings Association Insurance Fund ("SAIF") is between 0.23 percent and 0.31 percent per annum of total adjusted SAIF deposits. The assessment rates are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. Since the BIF has reached the required reserve ratio, under the new assessment rate schedule, most institutions are being assessed the statutory annual minimum of $2,000 for their BIF deposits. In contrast, because the SAIF is still undercapitalized, the assessment rate for SAIF deposits is expected to continue at between 0.23 percent and 0.31 percent per annum. The resulting premium differential will have adverse consequences on those institutions with SAIF deposits, including a competitive disadvantage with respect to pricing of loans and deposits and with respect to the ability to control costs.

     Several alternatives to mitigate the effect of the premium disparity between BIF and SAIF have been suggested. At one time, the federal budget reconciliation bill contained a provision designed to recapitalize the SAIF by means of a one-time assessment, estimated at 0.78 percent of SAIF deposits. Such a proposal would lead to elimination of the ongoing differential. The budget bill signed by the President in April 1996 did not include such a one-time assessment, however, and it is not known when or if such a proposal will be adopted. Such an assessment on Washington Mutual's SAIF deposits at March 31, 1995 would result in a charge to earnings of approximately $50.5 million or $32.4 million on an after-tax basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         11.      Statement re computation of per share earnings


     (b) During the quarter, the Company filed Current Report on Form 8-K dated March 15, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1996.


                                Washington Mutual, Inc.


                                /s/ Kerry K. Killinger
                                -----------------------------------------------
                                Kerry K. Killinger
                                Chairman, President and Chief Executive Officer


                                /s/ Douglas G. Wisdorf
                                -----------------------------------------------
                                Douglas G. Wisdorf
                                Senior Vice President and Controller

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Quarter Ended March 31,
- - -----------------------------------------------------------------------------------------
(dollars in thousands, except for per share amounts)                  1996        1995
- - -----------------------------------------------------------------------------------------
                                                                         (Unaudited)
Interest income
  Loans                                                            $ 278,900    $ 266,887
  Available-for-sale securities                                      132,269       52,918
  Held-to-maturity securities                                          3,314       47,398
  Cash equivalents                                                       914          244
- - -----------------------------------------------------------------------------------------
    Total interest income                                            415,397      367,447
Interest expense
  Deposits                                                           122,920      114,327
  Borrowings                                                         121,505      104,047
- - -----------------------------------------------------------------------------------------
    Total interest expense                                           244,425      218,374
- - -----------------------------------------------------------------------------------------
      Net interest income                                            170,972      149,073
  Provision for loan losses                                            2,912        2,800
- - -----------------------------------------------------------------------------------------
      Net interest income after provision for loan losses            168,060      146,273
Other income
  Service fees                                                        24,640       21,657
  Loan servicing fees                                                  3,870        2,389
  Other operating income                                               3,620        4,786
  Gain on sale of loans, inclusive of write-downs                      2,747          199
  Gain (loss) on sale of other assets, inclusive of write-downs        1,821         (176)
- - -----------------------------------------------------------------------------------------
    Total other income                                                36,698       28,855
Other expense
  Salaries and employee benefits                                      50,770       46,242
  Occupancy and equipment                                             18,728       17,972
  Regulatory assessments                                               3,308        6,319
  Other operating expense                                             30,721       27,342
  Amortization of goodwill and other intangible assets                 6,968        7,317
  Real estate owned ("REO") operations, inclusive of write-downs        (490)      (2,111)
- - -----------------------------------------------------------------------------------------
    Total other expense                                              110,005      103,081
- - -----------------------------------------------------------------------------------------
     Income before income taxes                                       94,753       72,047
Income taxes                                                          35,224       26,797
- - -----------------------------------------------------------------------------------------
Net income                                                         $  59,529    $  45,250
=========================================================================================
Net income attributable to common stock                            $  54,924    $  40,604
=========================================================================================
Net income per common share:
  Primary                                                          $    0.76    $    0.60
  Fully Diluted                                                         0.74         0.58

Dividends declared per common share                                     0.22         0.19

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                    March 31,     Dec. 31,
(dollars in thousands)                                                1996          1995
- - -------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
  Cash and cash equivalents                                       $   290,031   $   598,272
  Trading account securities                                            2,447           238
  Available-for-sale securities                                     7,426,919     7,768,115
  Held-to-maturity securities                                         181,472       172,786
  Loans                                                            13,562,058    13,035,250
  Real estate owned                                                    23,690        25,064
  Bank premises and equipment                                         218,267       219,056
  Goodwill and other intangible assets                                154,212       161,127
  Other assets                                                        485,673       440,471
- - -------------------------------------------------------------------------------------------
      Total assets                                                $22,344,769   $22,420,379
===========================================================================================
LIABILITIES
  Deposits:
    Checking accounts                                             $ 1,429,763   $ 1,336,340
    Savings and money market accounts                               4,185,842     3,983,267
    Time certificates                                               5,659,903     5,986,829
- - -------------------------------------------------------------------------------------------
        Total deposits                                             11,275,508    11,306,436
  Annuities                                                           859,939       855,503
  Federal funds purchased                                             674,000       430,000
  Securities sold under agreements to repurchase                    4,690,011     3,965,820
  Advances from the Federal Home Loan Bank of Seattle               2,740,907     3,711,402
  Other borrowings                                                    223,755       224,250
  Other liabilities                                                   230,770       266,884
- - -------------------------------------------------------------------------------------------
      Total liabilities                                            20,694,890    20,760,295

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares authorized -
       6,122,500 and 6,122,500 shares issued and outstanding             --            --
  Common stock, no par value: 100,000,000 shares authorized -
      72,007,309 and 71,804,527 shares issues and outstanding            --            --
  Capital surplus                                                     726,948       722,986
  Valuation reserve for available-for-sale securities                  24,382        78,348
  Retained earnings                                                   898,549       858,750
- - -------------------------------------------------------------------------------------------
      Total stockholders' equity                                    1,649,879     1,660,084
- - -------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                  $22,344,769   $22,420,379
===========================================================================================

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Number of Shares                                            Total
                                        --------------------                          Valuation      Stock-
                                        Preferred    Common    Capital    Retained  Reserve for    holders'
(in thousands)                              Stock     Stock    Surplus    Earnings   Securities      Equity
- - -----------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Balance at December 31, 1995                6,123    71,805   $722,986    $858,750    $ 78,348   $1,660,084
Net income                                      -         -          -      59,529           -       59,529
Cash dividends on preferred stock               -         -          -      (4,605)          -       (4,605)
Cash dividends on common stock                  -         -          -     (15,125)          -      (15,125)
Common stock issued through stock
  options and employee stock plans              -       202      3,962           -           -        3,962
Adjustment in valuation reserve
  for available-for-sale securities             -         -          -           -     (53,966)     (53,966)
- - -----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                   6,123    72,007   $726,948    $898,549    $ 24,382   $1,649,879
===========================================================================================================

Balance at December 31, 1994                6,200    67,837   $695,922    $700,424    $(32,088)  $1,364,258
Net income                                      -         -          -      45,250           -       45,250
Cash dividends on preferred stock               -         -          -      (4,646)          -       (4,646)
Cash dividends on common stock                  -         -          -     (12,572)          -      (12,572)
Common stock issued through stock
  options and employee stock plans              -       177      2,872           -           -        2,872
Adjustment in valuation reserve
  for available-for-sale securities             -         -          -           -      25,182       25,182
- - -----------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                   6,200    68,014   $698,794    $728,456   $  (6,906)  $1,420,344
===========================================================================================================

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            Quarter Ended March 31,
- - ----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1996          1995
- - ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (Unaudited)
Net income                                                                $    59,529    $    45,250
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                2,912          2,800
       (Gain) on sale of  loans                                                (2,747)          (199)
       (Gain) loss on sale of other assets                                     (1,821)           176
       REO operations, exclusive of write-downs                                  (490)        (2,111)
       Depreciation and amortization                                           10,698          4,557
       FHLB stock dividend                                                     (4,744)        (6,956)
       (Increase) in trading account securities                                (2,204)        (1,530)
       (Increase) in interest receivable                                       (2,702)        (9,880)
       Increase in interest payable                                             4,732          8,236
       Increase in federal income taxes payable                                28,782         27,218
       Decrease (increase) in other assets                                     44,690         (8,501)
       (Decrease) increase in other liabilities                               (28,414)        20,973
- - ----------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                          108,221         80,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                                   (515,775)      (383,727)
Maturities and principal payments on available-for-sale securities            288,795         67,783
Sales of available-for-sale securities                                        850,271           --
Purchases of held-to-maturity securities                                      (12,777)       (29,481)
Maturities, calls and principal payments on held-to-maturity securities         4,658         28,133
Sales of loans                                                                103,906          5,784
Principal payments on loans                                                   758,575        477,431
Origination and purchases of loans                                         (1,848,328)      (736,443)
Sales of REO                                                                    8,711          3,342
Other REO operations                                                              178          2,111
Expenditures for premises and equipment                                        (6,194)        (8,820)
- - ----------------------------------------------------------------------------------------------------
           Net cash (used) by investing activities                           (367,980)      (573,887)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits                                               (34,907)       176,404
Increase in annuities                                                           4,436         19,316
Increase in federal funds purchased                                           244,000           --
Increase in securities sold under agreements to repurchase                    724,191        438,060
Proceeds from FHLB advances                                                   729,791        326,080
Payments for maturing and prepaid FHLB advances                            (1,700,000)      (420,000)
(Repayments) of other borrowings                                                 (225)           (74)
Common stock issued through stock options and employee stock plans              3,962          2,872
Cash dividends paid                                                           (19,730)       (17,218)
- - ----------------------------------------------------------------------------------------------------
           Net cash (used) provided by financing activities                   (48,482)       525,440
- - ----------------------------------------------------------------------------------------------------
           Increase in cash and cash equivalents                             (308,241)        31,586
           Cash and cash equivalents at beginning of period                   598,272        262,256
- - ----------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of period                     $   290,031    $   293,842
====================================================================================================

              SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                                        Quarter Ended March 31,
- - -----------------------------------------------------------------------------------------------
(dollars in thousands)                                                     1996       1995
- - --------------------------------------------------------------------------------------------
                                                                              (Unaudited)
NONCASH INVESTING ACTIVITIES
Loans exchanged for mortgage-backed securities and held for investment   $461,315   $109,117
Real estate acquired through foreclosure                                    5,446      8,233
CASH PAID DURING THE PERIOD FOR
Interest on deposits                                                      122,920    114,324
Interest on borrowings                                                    121,505    104,047
Income taxes                                                                 --         --

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING ADJUSTMENTS


     The information included in the consolidated statements of financial position as of March 31, 1996 and December 31, 1995 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. ("Washington Mutual" or the "Company") for the quarters ended March 31, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period presented.


2.   CONTINGENCIES

     On November 14, 1995, the Federal Deposit Insurance Corporation ("FDIC") adopted a new assessment rate schedule of between 0 percent and 0.27 percent per annum of total adjusted deposits for all deposits insured through the Bank Insurance Fund ("BIF"), effective as of January 1996. The assessment rate schedule applicable to deposits insured through the Savings Association Insurance Fund ("SAIF") is between 0.23 percent and 0.31 percent per annum of total adjusted SAIF deposits. The assessment rates are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. Since the BIF has reached the required reserve ratio, under the new assessment rate schedule, most institutions are being assessed the statutory annual minimum of $2,000 for their BIF deposits. In contrast, because the SAIF is still undercapitalized, the assessment rate for SAIF deposits is expected to continue at between 0.23 percent and 0.31 percent per annum. The resulting premium differential will have adverse consequences on those institutions with SAIF deposits, including a competitive disadvantage with respect to pricing of loans and deposits and with respect to the ability to control costs.


     Several alternatives to mitigate the effect of the premium disparity between BIF and SAIF have been suggested. At one time, the federal budget reconciliation bill contained a provision designed to recapitalize the SAIF by means of a one-time assessment, estimated at 0.78 percent of SAIF deposits. Such a proposal would lead to elimination of the ongoing differential. The budget bill signed by the President in April 1996 did not include such a one-time assessment, however, and it is not known when or if such a proposal will be adopted. Such an assessment on Washington Mutual's SAIF deposits at March 31, 1995 would result in a charge to earnings of approximately $50.5 million or $32.4 million on an after-tax basis.


3.   MORTGAGE SERVICING RIGHTS

     In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinctions between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to recognize the servicing rights on loans as separate assets, no matter how acquired. Banks who sell loans and retain the servicing rights will be required to allocate the total cost of the loans between servicing rights and loans based on their relative fair values if their values can be estimated. Effective January 1, 1996, the Company adopted SFAS No. 122.

     During first quarter 1996, the Company capitalized $6.7 million of mortgage servicing rights as a result of this statement. Gains on the sale of loans as a result of capitalizing mortgage servicing rights under the provisions of SFAS No. 122 were $867,000 more for the quarter just ended than would have been recognized under prior accounting policies. At March 31, 1996, the Company's balance sheet included $6.6 million of mortgage rights as a result of this statement.

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                                     Page
- - --------------------------------------------------------------------------------
11       Statement re computation of per share earnings.................
27       Financial Data Schedule .......................................