Form 10-Q
period 1996-06-30
WASHINGTON MUTUAL INC
filed 1996-08-14
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529
                                    FORM 10-Q

(Mark one)

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25188

                             WASHINGTON MUTUAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          WASHINGTON                                          91-1653725
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)



  1201 THIRD AVENUE SEATTLE, WASHINGTON                          98101
(Address of Principal Executive Offices)                       (Zip Code)



                                 (206) 461-2000
              (Registrant's Telephone Number, Including Area Code)





________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

     The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996:

                            COMMON STOCK - 72,200,356

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

- - Net income for second quarter 1996 was $61.4 million, up 28 percent from earnings of $47.8 million during second quarter 1995. Fully diluted earnings per share were 76 cents for second quarter 1996 compared with 60 cents in 1995. For the six months ended June 30, 1996, net income was $120.9 million or $1.50 per fully diluted share compared with $93.0 million or $1.18 per fully diluted share for the first six months of 1995. For the quarter and six months ended June 30, 1996, the Company's return on assets was 1.10 percent and 1.09 percent, respectively, compared with 0.94 percent for both periods a year earlier.

- - On January 31, 1996, Washington Mutual completed the merger of Western Bank ("Western"), a commercial bank in Oregon. At December 31, 1995, Western had assets of $787.1 million, deposits of $709.7 million and stockholders' equity of $68.6 million. Results from 1995 have been restated to reflect the merger with Western, which was accounted for as a pooling-of-interests.

- - Lower market interest rates during second quarter 1996 helped increase loan production for the second quarter of 1996 to $2,058.2 million compared with $1,047.7 million for the same quarter in 1995, an increase of 96 percent. Loan production during the quarter just ended included $457.2 million of refinancing activity compared with $97.0 million in second quarter 1995. If a recent upward trend in mortgage rates continues, it could make sustaining such strong growth in loan production difficult during the last half of 1996.

- - During the first quarter of 1996, the Company announced the signing of an agreement to acquire Utah Federal Savings Bank ("Utah FSB"). Utah FSB is an Ogden-based savings bank operating five branches and three loan production centers in Utah. At March 31, 1996, Utah FSB had assets of $124.1 million, deposits of $110.5 million and stockholder's equity of $10.8 million. The merger has received regulatory approval and is scheduled to be completed during the fourth quarter of 1996, subject to the receipt of Utah FSB shareholder approval.

- - On July 22, 1996, the Company announced the signing of an agreement to acquire through a stock merger Keystone Holdings, Inc. ("Keystone") and its subsidiary, American Savings Bank ("American"). American is based in Irvine, California and has 158 branches and 61 loan offices throughout California and one loan office in Arizona. At June 30, 1996, Keystone had assets of $20,480.7 million and deposits of $12,729.0 million. Under the terms of the merger agreement, Washington Mutual will issue 48 million shares of its common stock. Of the 48 million shares, 26 million will be issued to the investors in a partnership that owns Keystone and 14 million shares will be issued to the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund under a separate agreement in exchange for the interest the FDIC has maintained in a Keystone subsidiary that has owned American since its recapitalization in 1988. The remaining 8 million shares will be issued and placed in escrow and distributed 65 percent to the investors and 35 percent to the FDIC, if the Company receives cash proceeds from certain litigation filed by Keystone against the federal government, which is being assumed by Washington Mutual in the merger. The Company expects the merger to be completed during the fourth quarter of 1996, pending the receipt of regulatory and Washington Mutual shareholder approval. On July 22, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K describing the terms of the merger in greater detail.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME. The Company's net interest income was $178.1 million for the quarter and $349.1 million for the six months ended June 30, 1996 compared with $149.4 million and $298.5 million for the same periods a year earlier. Net interest income was up 19 percent from the second quarter and 17 percent from the first six months of 1995. The 1996 increases reflected growth in interest-earning assets and the continuing effect of low short-term interest rates on the Company's net interest margin which was 3.35 percent for the quarter just ended compared with 3.05 percent in second quarter 1995. (The net interest margin measures the Company's annualized net interest income as a percentage of interest-earning assets.)

     The Company's combined yield on loans and investments decreased to 7.85 percent and 7.88 percent for the quarter and six months ended June 30, 1996 compared with 8.02 percent and 8.00 percent for the same periods in 1995, reflecting lower interest rates than a year ago. However, because market short-term interest rates decreased even more, the Company's cost of funds dropped to 4.70 percent and 4.78 percent for the quarter and six months ended June 30, 1996, from 5.17 percent and 5.09 percent for the same periods a year ago. The net interest spread was 3.15 percent in the second quarter compared with 2.85 percent for the same period in 1995 and it rose to 3.10 percent for the first six months of 1996 from 2.91 percent a year earlier. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.)

     If short-term interest rates rise during the second half of 1996, it will be difficult to maintain the current levels for the net interest margin, net interest spread and net interest income.

OTHER INCOME. Other income was $36.8 million and $73.5 million for the quarter and six months ended June 30, 1996 compared with $29.6 million and $58.4 million for the same periods in 1995.

     Depositor fees for the quarter just ended were $18.9 million, an increase of 37 percent from $13.8 million in second quarter 1995 while depositor fees year-to-date increased to $35.7 million from $25.5 million last year. A revised fee structure on non-sufficient funds ("nsf") and overdraft fees combined with an aggressive marketing campaign of checking accounts resulted in a 40 percent increase in depositor fees for the six months ended June 30, 1996 compared with the same period last year.

     Loan servicing fees were $4.8 million and $8.7 million for the quarter and six months just ended, up 52 percent and 57 percent from the same periods a year ago. Loans serviced for others increased to $7,155.6 million at June 30, 1996 from $4,683.4 million one year earlier due to substantial securitizations of loans throughout 1995.

     Other service frees were $8.6 million and $16.6 million for the quarter and six months ended June 30, 1996 compared with $6.8 million and $16.8 million for the same periods last year. In 1996, fees related to security sales by the Company's securities subsidiary were up substantially. Offsetting this increase was the loss of $3.6 million of fee income as a result of the sale of the Company's travel agency subsidiary in March 1995.

     Other operating income increased to $5.3 million for second quarter 1996 from $4.6 million a year ago but decreased 2 percent to $9.1 million for the first six months this year. In first quarter 1995, the Company recorded $1.0 million of interest income on a tax refund.

     Gains on the sale of loans were $3.0 million and $5.8 million for second quarter and the first six months of 1996 compared with $934,000 and $1.1 million for the same periods in 1995. The higher level of gains in the periods just ended reflected the continued sale of fixed-rate loans as the Company restructures its asset base with the objective of reducing the effect of future movements in interest rates. The Company offsets reductions in the value of mortgage servicing rights against its gains on the sale of loans. No write-downs of mortgage servicing rights were made during the first six months in either 1996 or 1995.

     On January 1, 1996, the Company adopted Statement of Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinctions between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to record the servicing rights on loans as separate assets, no matter how acquired. Banks that sell or securitize loans and retain the servicing rights will be required to allocate the total cost of the loans between servicing rights and principal balance.

     During the first half of 1996, the Company capitalized $16.9 million of mortgage servicing rights as a result of SFAS No. 122. Gains on the sale of loans as a result of capitalizing mortgage servicing rights under the provisions of this statement were $4.0 million and $4.9 million more for the quarter and six months just ended than would have been recognized under prior accounting policies. At June 30, 1996, the Company's balance sheet included unamortized mortgage servicing rights valued at $16.1 million as a result of this statement.

     Losses on the sale of other assets were $3.8 million and $2.3 million for the quarter and six months ending June 30, 1996 compared with gains of $242,000 and $66,000 for the same periods in 1995. Most of the second quarter 1996 loss resulted from securities transaction losses of $3.9 million. The year-to-date 1996 loss consisted of a $4.1 million gain on the sale of Mutual Travel, securities transaction losses of $6.6 million and net gains of $230,000 on the sale of other bank assets. In 1995, most of the second quarter gain of $242,000 resulted from the sale of bank property.

OTHER EXPENSE. For the quarter, operating expenses totaled $114.7 million, an 8 percent increase from $106.3 million in the second quarter of 1995. Operating expenses for the six months ending June 30, 1996 totaled $224.8 million compared with $209.4 million during the same period in 1995.

     Salaries and employee benefits were $52.6 million and $103.5 million for the quarter and six months just ended compared with $47.0 million and $93.2 million a year ago due primarily to increases in staffing levels in commercial banking, financial centers, lending support, and telephone banking services. The staffing level of full-time equivalent employees was 4,932 at June 30, 1996, up from 4,742 a year earlier. The increase in full-time equivalent employees was moderated by the sale of the Company's item processing operation which resulted in a decrease of 98 employees and significant outsourcing in the information systems and property management departments.

     Occupancy and equipment expense increased 14 percent to $21.6 million and 8 percent to $39.9 million for the quarter and six months just ended compared with $19.0 million and $37.0 million a year earlier as a result of expenses to upgrade voice and data communications and desk top technology.

     Regulatory assessments were $4.2 million and $7.6 million, decreases of 34 percent and 41 percent, respectively, from last year totals of $6.4 million and $12.7 million due to a reduction in the assessment rate on the Company's deposits insured by the Bank Insurance Fund ("BIF"). (See Item 5, Other Information on page 9 for a discussion of deposit assessments.)

     Other operating expense for the quarter was $29.7 million, up 7 percent from $27.6 million in second quarter 1995. For the six months ended June 30, 1996, other operating expense increased 11 percent to $60.8 million compared with $55.0 million for the same period last year. Increases for both the quarter and first half of 1996 were due in part to higher telecommunications expenses, other professional fees associated with reengineering projects and acquisition-related charges.

     Amortization of goodwill and intangible assets was $7.0 million and $13.9 million for the quarter and half year ended June 30, 1996 compared with $7.1 million and $14.4 million from the same periods in 1995.

     Real estate owned ("REO") operations, inclusive of write-downs resulted in income of $415,000 and $905,000 for the quarter and six months ended June 30, 1996 compared with $779,000 and $2.9 million for the same periods last year. REO operations in first quarter 1995 included a recovery on one large commercial property.

OPERATING EFFICIENCY RATIO. The Company's operating efficiency ratio - other expense as a percentage of net interest income plus other income - was 53.4 percent and 53.2 percent for the second quarter and six months ended June 30, 1996, respectively, compared with 59.4 percent and 58.7 percent for the same periods in 1995. The effect of increases in other expenses during 1996 was offset by substantial increases in net interest income and other income during the quarter and six months just ended.

NONBANKING SUBSIDIARY OPERATIONS. Pretax operating income (net income before amortization of goodwill and intangible assets and elimination of intercompany transactions) for the quarter and six months ended June 30, 1996 was $5.8 million and $15.5 million, respectively, compared with $4.9 million and $8.6 million for the same periods in 1995. The Company's insurance subsidiaries reported pretax operating income of $3.7 million and $7.8 million for the quarter and six months just ended compared with $3.9 million and $7.7 million a year earlier. The securities subsidiaries had pretax operating income of $1.8 million and $3.4 million for the quarter and six months just ended compared with $1.1 million and $1.3 million in the same periods a year ago. The increase in operating income resulted from an increase in securities sales during 1996 and from the fact that operating income in 1995 was reduced by a legal settlement of $687,500. The results of operations during the first half of 1996 for other nonbanking subsidiaries included the recognition of a deferred gain of $4.1 million on the sale of Mutual Travel in 1995. Results of operations for nonbanking subsidiaries were as follows:

                                                                         Quarter Ended          Six Months Ended
                                                                           June 30,                 June 30,
- -----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  1996       1995         1996        1995
- -----------------------------------------------------------------------------------------------------------------------
Securities:
   Murphey Favre, Inc.                                                 $   933    $  415       $ 1,675      $   15
   Composite Research & Management Co.                                    853        680         1,682       1,329
- -----------------------------------------------------------------------------------------------------------------------
     Total securities                                                   1,786      1,095         3,357       1,344

WM Life Insurance Co.                                                   3,692      3,882         7,751       7,710
Other                                                                     304       (69)         4,422       (452)
- -----------------------------------------------------------------------------------------------------------------------
Net income before taxes, amortization of goodwill and other
   intangible assets, and elimination of intercompany transactions      5,782      4,908        15,530       8,602
Amortization of goodwill and other intangible assets                        1        185           104         565
- -----------------------------------------------------------------------------------------------------------------------
Net income before taxes and elimination of intercompany transactions   $5,781     $4,723       $15,426      $8,037
=======================================================================================================================


                               FINANCIAL POSITION

ASSETS. At June 30, 1996, the Company's assets were $22,323.5 million down slightly from $22,420.4 million at year-end 1995.

INVESTMENT ACTIVITIES. Washington Mutual's investment portfolio at June 30, 1996 was carried at $7,401.8 million, a 7 percent decrease from the year-end 1995 balance of $7,940.9 million. During the six months just ended, the Company continued the restructuring of its investment portfolio by selling fixed-rate securities and replacing them with adjustable-rate securities This portfolio restructuring is intended to reduce Washington Mutual's sensitivity to future changes in market interest rates.

     At June 30, 1996, the Company's investment portfolio included $7,221.2 million in available-for-sale securities and $180.6 million in held-to-maturity securities. Mortgage-backed securities constituted $6,343.7 million or 86 percent of the total investment portfolio at quarter end.

LOAN ORIGINATIONS. For the first six months of 1996, total lending was $3,731.8 million compared with $1,744.2 million a year earlier. Lower market interest rates compared to 1995 levels helped generate increases in lending volumes in all loan categories. The Company remained the leading residential first-mortgage lender in Washington and Oregon with residential loan originations of $2,152.5 million during the six months just ended, more than triple the 1995 total of $691.2 million. Originations of residential loans to purchase homes were $1,088.6 million compared with $554.8 million a year ago, while home loan refinancings were $1,063.9 million compared with $136.4 million in the first six months of 1995.

     Year-to-date originations of residential construction loans were $606.8 million, an increase of 43 percent from $423.3 million for the first six months of 1995. Consumer loan originations, primarily home equity and manufactured home loans, increased to $585.1 million for the first six months of 1996 from $466.1 million a year ago. Commercial real estate lending increased to $221.2 million for the six months just ended from $94.2 million for the same period in 1995. Commercial business lending for the first half of 1996 was $166.2 million, an increase of 139 percent from $69.4 million for the first six months of 1995. The growth in commercial business lending resulted from new loan production offices in Washington and Oregon, an emphasis on small business lending and the implementation of an aggressive marketing strategy.

     Though loan volumes in the first six months of 1996 were greater than 1995 levels in all categories and second quarter 1996 production was 23 percent above first quarter 1996, the rise in mortgage interest rates during the second quarter of 1996 could slow loan originations during the second half of 1996.

DEPOSITS. Total deposits decreased to $11,026.7 million at June 30, 1996 from $11,306.4 million at December 31, 1995. Retail deposits were down $184.8 million to $10,414.6 million. Wholesale activities - predominantly time deposits greater than $100,000 - decreased $94.9 million, ending the quarter at $612.1 million. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the most economic funding sources.

BORROWINGS. Washington Mutual's borrowings primarily take the form of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Seattle. These two borrowing sources totaled $4,645.7 million and $2,962.2 million at June 30, 1996 compared with $3,965.8 million and $3,711.4 million at year-end 1995. The exact mix at any given time is dependent upon the market pricing of the two borrowing sources.

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

     The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                             June 30,               Dec. 31,
(dollars in millions)                                          1996                   1995
- --------------------------------------------------------------------------------------------------
Interest-sensitive assets                                     $10,868                $ 9,885
Interest-sensitive liabilities                                 15,615                 14,679
Derivative instruments                                         (1,950)                (1,825)
- --------------------------------------------------------------------------------------------------
Net liability sensitivity                                     $(2,797)               $(2,969)
==================================================================================================
Net liability sensitivity as a percentage of total assets       (12.5)%                (13.3)%


     During the first half of 1996, the Company continued its efforts to replace fixed-rate mortgages and mortgage-backed securities with adjustable-rate instruments to moderate its interest rate risk profile. Through June 30, 1996, the Company purchased $1.2 billion of adjustable-rate assets while selling $1.8 billion of fixed-rate assets.


                                  ASSET QUALITY

     Classified assets, which consist of nonaccrual loans, loans under foreclosure, REO and performing loans (including substandard troubled debt restructurings) and securities that exhibit credit quality weaknesses, were as follows:

                                                                June 30,              Dec. 31,
(dollars in thousands)                                            1996                  1995
- ------------------------------------------------------------------------------------------------
Nonaccrual loans and loans under foreclosure                    $ 76,136              $ 69,707
REO                                                               27,072                25,064
- ------------------------------------------------------------------------------------------------
Total nonperforming assets                                       103,208                94,771
Troubled debt restructurings (classified as substandard)          14,082                13,094
Other classified assets                                           85,139                97,946
Classified securities                                             27,884                37,645
- ------------------------------------------------------------------------------------------------
                                                                $230,313              $243,456
================================================================================================

     Nonperforming assets increased to 0.46 percent of total assets at June 30, 1996 or $103.2 million compared with $94.8 million or 0.42 percent of total assets at December 31, 1995.

     The level of nonperforming commercial real estate loans increased to $36.7 million at June 30, 1996 compared with $32.9 million at year-end 1995. During the period, a medical office building in California at $4.4 million was sold and an apartment building in Washington at $1.5 million returned to performing status while four commercial properties - including three retail/office properties in California totaling $8.7 million - became nonperforming. Nonperforming assets consisted of the following:

                                                               June 30,          Dec. 31,
(dollars in thousands)                                           1996              1995
- ----------------------------------------------------------------------------------------------
Nonperforming assets (loans and REO) by collateral type:
     Residential real estate                                   $ 50,968           $46,414
     Residential construction                                     8,161            10,245
     Apartment buildings                                          2,988             3,934
     Other commercial real estate                                33,702            28,937
     Consumer and manufactured housing                           11,621            10,792
     Commercial business                                            719               824
     Reserve for REO losses                                      (4,951)           (6,375)
- ----------------------------------------------------------------------------------------------
     Total                                                     $103,208           $94,771
==============================================================================================
Nonperforming assets as a percentage of total loans                0.75%             0.73%
Nonperforming assets as a percentage of total assets               0.46              0.42


     On January 1, 1995, Washington Mutual adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except: large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment; loans measured at fair value or at the lower of cost or fair value; leases; and debt securities (as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). It applies to all loans that are restructured in a troubled debt restructuring as defined by SFAS 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At June 30, 1996, the Company had $19.6 million of restructured loans of which $14.1 million, though performing, were classified substandard.

     A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 1996, loans totaling $87.4 million were impaired of which $72.8 million had allocated reserves of $10.6 million. The remaining $14.6 million were previously written down and have no reserves allocated to them. Of the $87.4 million of impaired loans, $10.9 million were on nonaccrual status and $4.6 million were under foreclosure. The average balance of impaired loans during the quarter was $88.0 million and the Company recognized $1.7 million of related interest income. Interest income is normally recognized on an accrual basis, however, if the impaired loan is nonperforming, interest income is then recorded on the receipt of cash.

PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN AND REO LOSSES. The provision for loan losses for the quarter and six months ending June 30, 1996 was $2.9 million and $5.8 million, respectively, compared with $2.9 million and $5.7 million for the same periods in 1995, and continued to reflect the Company's high level of reserves and asset quality. The reserve for loan losses increased slightly to $144.2 million at June 30, 1996 from $143.3 million at December 31, 1995. Reserves charged off, net of recoveries, totaled $4.9 million for the first six months of 1996 compared with $2.2 million for the same period in 1995. At June 30, 1996, the reserve for loan losses represented 1.05 percent of outstanding loans and 189.45 percent of nonperforming loans, compared with 1.10 percent and
205.60 percent six months earlier.

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then allocated to reflect the loss exposure. The June 30, 1996 analysis of residential construction and commercial real estate resulted in an allocation for impaired loans of $10.6 million of the reserve for loan loss exposure. At December 31, 1995, the Company had allocated reserves of $10.9 million. The remaining reserve of $133.6 million at June 30, 1996 was unallocated and available for potential losses from any of the Company's loans.

     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $5.0 million at June 30, 1996, compared with $6.4 million at December 31, 1995. The level is based upon a routine review of the REO portfolio and the strength of national and local economies.


                       LIQUIDITY AND CAPITAL REQUIREMENTS

LIQUIDITY. Washington Mutual monitors its ability to meet short-term cash requirements under both normal (operating) and extreme (contingent) circumstances using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The contingent liquidity ratio measures the ability to raise cash by liquidating assets in the event of a very adverse business environment. At June 30, 1996, the Company had substantial liquidity compared with its established guidelines. It is anticipated that upon the closing of the merger with Keystone the Company may need to obtain additional short-term financing. The Company has a variety of sources from which it could obtain such financing, including the issuance of additional senior notes, loans, letters of credit or other borrowings.

     The FDIC uses two ratios to monitor the liquidity position of Washington Mutual Bank ("WMB"), a subsidiary of the Company. The liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at June 30, 1996, met the established FDIC guidelines.

     To meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities. At June 30, 1996, the Company's banking subsidiaries were able to borrow an additional $7,648.8 million through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to make dividends to the Company is influenced by legal, regulatory and economic restrictions.

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

CAPITAL REQUIREMENTS. At June 30, 1996, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00 percent; total capital of at least
10.00 percent of risk-weighted assets; and Tier 1 (or core) capital of at least
6.00 percent of risk-weighted assets. At June 30, 1996, WMB's (consolidated with its subsidiaries) ratio of leverage capital to assets was 5.65 percent, its ratio of total capital to risk-weighted assets was 11.06 percent, and the ratio of core capital (Tier I) to risk-weighted assets was 10.27 percent.

     Washington Mutual's federal savings bank subsidiary is required by the Office of Thrift Supervision ("OTS") to maintain certain capital levels. In order to be classified as a well capitalized institution, the OTS requires banks it regulates to maintain a leverage ratio of at least 5.00 percent, total capital of a least 10.00 percent of risk-weighted assets, and core capital of at least 6.00 percent of risk-weighted assets. At June 30, 1996, the subsidiary was in compliance with all well capitalized requirements.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY-HOLDERS

     On April 16, 1996, the Company held its Annual Meeting of Shareholders. On February 26, 1996, the record date, there were issued and outstanding 72,075,218 shares of common stock. Present at the Annual Meeting of Shareholders in person or by proxy were the holders of 64,921,731 shares of common stock.

Election of Directors. The following table presents the results of the election of directors at the Company's Annual Meeting of Shareholders:

NOMINEE                     For           For Percent    Withheld    Withheld Percent
- -------------------------------------------------------------------------------------
Roger H. Eigsti             64,320,872       89.24%       600,859           0.83%
William G. Reed, Jr.        64,320,708       89.24        601,023           0.83
John W. Ellis               64,292,791       89.20        628,940           0.87
James H. Stever             64,317,946       89.24        603,785           0.84


Amendment to the Company's Articles of Incorporation. The Board of Directors approved and submitted to Company shareholders a proposal to adopt an amendment to the Company's Articles of Incorporation changing the procedure for future amendments to the Articles of Incorporation. Currently the Company's Articles of Incorporation contains a procedure for amendments that was statutorily required to be included in its predecessor's Articles of Incorporation as a publicly traded savings bank. When the Company's predecessor reorganized into a holding company structure, the Company's Articles were adopted in substantially identical form to those of its predecessor. The proposal would eliminate the requirement to publish notice once a week for four consecutive weeks in a Seattle, Washington newspaper of any shareholders' meeting called for the purpose of voting on a change in the number of authorized capital stock of the Company and would allow amendment procedures permitted by Washington corporate law, which requires in most cases that amendments be approved by a majority of all outstanding shares of any class or series entitled to vote as a voting group. Under the Company's current Articles of Incorporation, approval of the amendment requires a two thirds vote of all the Company's outstanding capital stock voting as a group, and of each series of preferred stock voting separately. The Company withdrew the proposal to amend the Company's Articles of Incorporation from consideration by the shareholders after proxies with regard to the proposal had been initially solicited. At the time the proposal was withdrawn, the following votes has been received:

STOCK                                FOR                  Against               Abstain              Broker Nonvotes
- --------------------------------------------------------------------------------------------------------------------
Common Stock                         55,529,175           2,039,592             653,926              6,699,038
Preferred Stock Series C              1,540,920              88,135             104,667                      -
Preferred Stock Series D                955,560               3,407               1,931                      -
Preferred Stock Series E              1,075,928              68,848              76,777                      -


Bonus and Incentive Plan for Executive Officers and Senior Management. The Board of Directors approved and submitted to Company shareholders a proposal to approve a plan adopted by the Compensation Committee of the Board of Directors under which executive officers and senior managers will be eligible to receive performance-based incentive compensation in the form of cash bonuses. The plan is designed to promote the achievement of the Company's year-to-year financial objectives by offering to its senior management the incentive of awards that will be realized only upon the attainment by the Company of certain performance objectives. Under the plan, specific targets for the Company's return on average assets, return on common stockholders' equity and/or efficiency ratio will be used to measure the Company's performance and hence contribution to shareholder value; and participant's incentive awards will reflect such contribution. Approval of the plan by the shareholders was not legally required, but qualifies bonuses paid under the plan as performance-based compensation that may be deducted by the Company without limitation in amount under federal tax law. The plan, which required the approval of a majority of the shares of common stock present in person or by proxy at the meeting, was approved by the Company's shareholders. Of the holders of 64,921,731 shares of Common Stock present in person or by proxy at the meeting, 58,375,761 shares, or approximately 89.9% of the shares present, were voted for the plan, 3,183,043 shares, or approximately 4.9% of the shares present, were voted against the plan, 1,069,532 shares, or approximately 1.6% of the shares present, abstained and there were 2,293,395 broker nonvotes, or approximately 3.5% of the shares present.

ITEM 5.  OTHER INFORMATION

     On May 14, 1996, the FDIC approved a continuance of assessment rates of between 0 percent and 0.27 percent per annum of total adjusted deposits for all deposits insured through the BIF, effective as of July 1, 1996. The FDIC also approved an assessment rate schedule applicable to deposits insured through the Savings Association Insurance Fund ("SAIF") of between 0.23 percent and 0.31 percent per annum of total adjusted SAIF deposits. The assessment rates are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. Since the BIF has reached the required reserve ratio, under the current assessment rate schedule, most institutions are being assessed the statutory annual minimum of $2,000 for their BIF deposits. In contrast, because the SAIF is still undercapitalized, the assessment rate for SAIF deposits is expected to continue at between 0.23 percent and 0.31 percent per annum. The resulting premium differential will have adverse consequences on those institutions with SAIF deposits, including a competitive disadvantage with respect to pricing of loans and deposits and with respect to the ability to control costs.

     Several alternatives to mitigate the effect of the premium disparity between BIF and SAIF have been suggested. At one time, the federal budget reconciliation bill contained a provision designed to recapitalize the SAIF by means of a one-time assessment, now estimated at 0.68 percent of SAIF deposits. Such a proposal would lead to elimination of the ongoing differential. The budget bill signed by the President in April 1996 did not include such a one-time assessment, however, and it is not known when or if such a proposal will be adopted. Such an assessment on Washington Mutual's SAIF deposits at March 31, 1995 (the date currently established as the assessment date) would result in a charge to earnings of approximately $44.4 million or $28.4 million on an after-tax basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         10.1 Registration Rights Agreement dated as of July 21, 1996 by and among Keystone Holdings Partners L.P., the Federal Deposit Insurance Corporation and Washington Mutual, Inc.

         11.1     Statement re computation of per share earnings

         27.1     Financial Data Schedule

     (b) During the quarter, the Company did not file any Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.



                                Washington Mutual, Inc.



                                /s/ Kerry K. Killinger
                                ------------------------------------
                                Kerry K. Killinger
                                Chairman, President and Chief Executive Officer


                                /s/ Douglas G. Wisdorf
                                ------------------------------------
                                Douglas G. Wisdorf
                                Senior Vice President and Controller

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Quarter Ended         Six Months Ended
                                                                                June 30,               June 30,
- -----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for per share amounts)                        1996         1995        1996         1995
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Interest income
  Loans                                                                 $284,595     $273,577    $563,495     $540,464
  Available-for-sale securities                                          130,393       62,443     262,662      115,361
  Held-to-maturity securities                                              3,292       53,304       6,606      100,702
  Cash equivalents                                                           471          692       1,408          936
- -----------------------------------------------------------------------------------------------------------------------
    Total interest income                                                418,751      390,016     834,171      757,463
Interest expense
  Deposits                                                               116,454      124,689     239,374      239,016
  Borrowings                                                             124,153      115,896     245,658      219,943
- -----------------------------------------------------------------------------------------------------------------------
    Total interest expense                                               240,607      240,585     485,032      458,959
- -----------------------------------------------------------------------------------------------------------------------
      Net interest income                                                178,144      149,431     349,139      298,504
  Provision for loan losses                                                2,913        2,850       5,825        5,650
- -----------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                175,231      146,581     343,314      292,854

Other income
  Depositor fees                                                          18,913       13,823      35,663       25,516
  Loan servicing fees                                                      4,784        3,139       8,654        5,528
  Other service fees                                                       8,624        6,848      16,629       16,812
  Other operating income                                                   5,250        4,568       9,148        9,354
  Gain on sale of loans                                                    3,007          934       5,754        1,133
  Gain (loss) on sale of other assets                                     (3,826)         242      (2,334)          66
- -----------------------------------------------------------------------------------------------------------------------
   Total other income                                                     36,752       29,554      73,514       58,409
Other expense
  Salaries and employee benefits                                          52,646       46,985     103,474       93,227
  Occupancy and equipment                                                 21,607       19,029      39,937       37,001
  Regulatory assessments                                                   4,235        6,421       7,551       12,740
  Other operating expense                                                 29,652       27,624      60,792       54,966
  Amortization of goodwill and other intangible assets                     6,962        7,052      13,930       14,369
  Real estate owned ("REO") operations, inclusive of write-downs            (415)        (779)       (905)      (2,890)
- -----------------------------------------------------------------------------------------------------------------------
    Total other expense                                                  114,687      106,332     224,779      209,413
- -----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                           97,296       69,803     192,049      141,850
Income taxes                                                              35,937       22,030      71,161       48,827
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                              $ 61,359     $ 47,773    $120,888     $ 93,023
=======================================================================================================================
Net income attributable to common stock                                 $ 56,754     $ 43,127    $111,678     $ 83,731
=======================================================================================================================

Net income per common share:
  Primary                                                                  $0.79        $0.62       $1.55        $1.22
  Fully Diluted                                                             0.76         0.60        1.50         1.18

Dividends declared per common share                                         0.22         0.19        0.43         0.38

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                     June 30,               Dec. 31,
(dollars in thousands)                                                                 1996                   1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
  Cash and cash equivalents                                                       $   303,851            $   598,272
  Trading account securities                                                            3,715                    238
  Available-for-sale securities                                                     7,221,172              7,768,115
  Held-to-maturity securities                                                         180,658                172,786
  Loans                                                                            13,800,209             13,035,250
  REO                                                                                  27,072                 25,064
  Bank premises and equipment                                                         222,830                219,056
  Goodwill and other intangible assets                                                147,251                161,127
  Other assets                                                                        416,714                440,471
- ---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                $22,323,472            $22,420,379
=====================================================================================================================

LIABILITIES
  Deposits:
    Checking accounts                                                             $ 1,450,821            $ 1,336,340
    Savings and money market accounts                                               4,160,068              3,983,267
    Time certificates                                                               5,415,830              5,986,829
- ---------------------------------------------------------------------------------------------------------------------
        Total deposits                                                             11,026,719             11,306,436
  Annuities                                                                           866,349                855,503
  Federal funds purchased                                                             770,000                430,000
  Securities sold under agreements to repurchase                                    4,645,682              3,965,820
  Advances from the Federal Home Loan Bank of Seattle                               2,962,205              3,711,402
  Other borrowings                                                                    224,314                224,250
  Other liabilities                                                                   181,130                266,884
- ---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            20,676,399             20,760,295

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares authorized -
       6,122,400 and 6,122,500 shares issued and outstanding                               --                     --
  Common stock, no par value: 100,000,000 shares authorized -
      72,086,750 and 71,804,527 shares issues and outstanding                              --                     --
  Capital surplus                                                                     728,914                722,986
  Valuation reserve for available-for-sale securities                                 (21,267)                78,348
  Retained earnings                                                                   939,426                858,750
- ---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    1,647,073              1,660,084
- ---------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                  $22,323,472            $22,420,379
=====================================================================================================================

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Number of Shares
                                        ------------------------                            Valuation           Total
                                           Preferred      Common      Capital  Retained    Reserve for  Stockholders'
(in thousands)                                 Stock       Stock      Surplus  Earnings     Securities         Equity
- ------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)

 Balance at March 31, 1996                      6,123     72,007     $726,948  $898,549       $ 24,382     $1,649,879
 Net income                                         -          -            -    61,359              -         61,359
 Cash dividends on preferred stock                  -          -            -    (4,605)             -         (4,605)
 Cash dividends on common stock                     -          -            -   (15,877)             -        (15,877)
 Common stock issued through stock
   options and employee stock plans                 -         80        1,976         -              -          1,976
 Adjustment in valuation reserve
   for available-for-sale securities                -          -            -         -        (45,649)       (45,649)
 Conversion of preferred stock to
   common stock                                    (1)         -          (10)        -              -            (10)
- --------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1996                       6,122     72,087     $728,914  $939,426       $(21,267)    $1,647,073
==========================================================================================================================

 Balance at March 31, 1995                      6,200     68,014     $695,795  $731,454       $ (6,906)    $1,420,343
 Net income                                         -          -            -    47,773              -         47,773
 Cash dividends on preferred stock                  -          -            -    (4,646)              -        (4,646)
 Cash dividends on common stock                     -          -            -   (12,657)              -       (12,657)
 Common stock issued through stock
   options and employee stock plans                 -         76        1,326         -              -          1,326
 Adjustment in valuation reserve
   for available-for-sale securities                -          -            -         -         31,035         31,035
 Immaterial business combination
   accounted for as a pooling-of-interest           -      2,395       10,550    26,654              -         37,204
- --------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1995                       6,200     70,485     $707,671  $788,578       $ 24,129     $1,520,378
==========================================================================================================================

 Balance at December 31, 1995                   6,123     71,805     $722,986  $858,750       $ 78,348     $1,660,084
 Net income                                         -          -            -   120,888              -        120,888
 Cash dividends on preferred stock                  -          -            -    (9,210)             -         (9,210)
 Cash dividends on common stock                     -          -            -   (31,002)             -        (31,002)
 Common stock issued through stock
   options and employee stock plans                 -        282        5,938         -              -          5,938
 Adjustment in valuation reserve
   for available-for-sale securities                -          -            -         -        (99,615)       (99,615)
 Conversion of preferred stock to
   common stock                                    (1)         -          (10)        -              -            (10)
- --------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1996                       6,122     72,087     $728,914  $939,426       $(21,267)    $1,647,073
==========================================================================================================================

 Balance at December 31, 1994                   6,200     67,837     $692,923  $703,422       $(32,088)    $1,364,257
 Net income                                         -          -            -    93,023              -         93,023
 Cash dividends on preferred stock                  -          -            -    (9,292)             -         (9,292)
 Cash dividends on common stock                     -          -            -   (25,229)             -        (25,229)
 Common stock issued through stock
   options and employee stock plans                 -        253        4,198         -              -          4,198
 Adjustment in valuation reserve
   for available-for-sale securities                -          -            -         -         56,217         56,217
 Immaterial business combination
   accounted for as a pooling-of-interest           -      2,395       10,550    26,654              -         37,204
- --------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1995                       6,200     70,485     $707,671  $788,578       $ 24,129     $1,520,378
==========================================================================================================================


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        Quarter Ended                 Six Months Ended
                                                                           June 30,                        June 30,
- ------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               1996            1995            1996            1995
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (Unaudited)
Net income                                                    $    61,359     $    47,773     $   120,888     $    93,023
Adjustments to reconcile net income to net cash provided
by operating activities:
       Provision for loan losses                                    2,913           2,850           5,825           5,650
       (Gain) on sale of  loans                                    (3,007)           (934)         (5,754)         (1,133)
       (Gain) loss on sale of other assets                          3,826            (242)          2,334              66
       REO operations, exclusive of write-downs                      (415)           (779)           (905)         (2,890)
       Depreciation and amortization                                7,001           4,919          17,699           9,476
       FHLB stock dividend                                         (5,031)         (3,550)         (9,775)        (10,506)
       (Increase) decrease in trading account securities           (1,268)            395          (3,472)         (1,135)
       (Increase) in interest receivable                             (159)         (5,043)         (2,861)        (14,923)
       (Decrease) increase in interest payable                    (10,463)         (2,491)         (5,731)          5,745
       (Decrease) increase in federal income taxes payable        (14,808)        (25,264)         13,974           1,954
       Decrease (increase) in other assets                         58,351           1,137         102,712          (7,497)
       Increase (decrease)in other liabilities                      1,370         (27,041)        (27,205)         (6,067)
- -------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities            99,669          (8,270)        207,729          71,763

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                       (676,593)       (376,701)     (1,192,368)       (760,428)
Maturities and principal payments on
 available-for-sale securities                                    300,819          52,469         589,614         120,252
Sales of available-for-sale securities                            937,671         151,333       1,787,942         151,333
Purchases of held-to-maturity securities                           (2,466)        (26,312)        (15,243)        (55,793)
Maturities, calls and principal payments on
 held-to-maturity securities                                        3,281          39,821           7,939          67,954
Sales of loans                                                    461,352           5,421         565,258          11,205
Principal payments on loans                                       830,784         582,635       1,589,359       1,060,066
Origination and purchases of loans                             (1,950,796)     (1,040,446)     (3,799,124)     (1,776,889)
Sales of REO                                                        4,571           4,106          13,282           7,448
Other REO operations                                                  133             779             311           2,890
Expenditures for premises and equipment                            (9,790)         (9,174)        (15,984)        (17,994)
Acquisitions, net of cash acquired                                     --           9,798              --           9,798
- -------------------------------------------------------------------------------------------------------------------------
       Net cash (used) by investing activities                   (101,034)       (606,271)       (469,014)     (1,180,158)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits                                  (246,001)        (64,218)       (280,908)        112,186
Increase in annuities                                               6,410          17,669          10,846          36,985
Increase in federal funds purchased                                96,000              --         340,000              --
(Decrease) increase in securities sold under
 agreements to repurchase                                         (44,329)        945,327         679,862       1,383,387
Proceeds from FHLB advances                                       686,499         264,614       1,416,290         590,694
Payments for maturing and prepaid FHLB advances                  (464,750)       (455,000)     (2,164,750)       (875,000)
Payments of other borrowings                                         (128)            (12)           (192)            (86)
Common stock issued through stock options
 and employee stock plans                                           1,966           1,326           5,928           4,198
Cash dividends paid                                               (20,482)        (17,303)        (40,212)        (34,521)
- -------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities            15,185         692,403         (33,136)      1,217,843
- -------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents            13,820          77,862        (294,421)        109,448
       Cash and cash equivalents at beginning of period           290,031         293,842         598,272         262,256
- -------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period             $   303,851     $   371,704     $   303,851     $   371,704
=========================================================================================================================

              SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                                          Quarter Ended              Six Months Ended
                                                                              June 30,                    June 30,
- ------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1996          1995          1996          1995
- ------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)

NONCASH INVESTING ACTIVITIES
Loans exchanged for mortgage-backed securities
 and held for investment                                             $422,999      $473,542      $884,314      $582,659
Real estate acquired through foreclosure                                4,527         7,555         9,973        15,788
CASH PAID DURING THE PERIOD FOR
Interest on deposits                                                  116,454       125,680       233,763       232,631
Interest on borrowings                                                124,153       116,283       246,537       219,467
Income taxes                                                           61,000        48,128        61,000        48,128

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING ADJUSTMENTS

     The information included in the consolidated statements of financial position as of June 30, 1996 and December 31, 1995 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. ("Washington Mutual" or the "Company") for the quarter and six months ended June 30, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period presented.

2.   CONTINGENCIES

     On May 14, 1996, the Federal Deposit Insurance Corporation ("FDIC") approved a continuance of assessment rates of between 0 percent and 0.27 percent per annum of total adjusted deposits for all deposits insured through the Bank Insurance Fund ("BIF"), effective as of July 1, 1996. The FDIC also approved an assessment rate schedule applicable to deposits insured through the Savings Association Insurance Fund ("SAIF") of between 0.23 percent and 0.31 percent per annum of total adjusted SAIF deposits. The assessment rates are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. Since the BIF has reached the required reserve ratio, under the current assessment rate schedule, most institutions are being assessed the statutory annual minimum of $2,000 for their BIF deposits. In contrast, because the SAIF is still undercapitalized, the assessment rate for SAIF deposits is expected to continue at between 0.23 percent and 0.31 percent per annum. The resulting premium differential will have adverse consequences on those institutions with SAIF deposits, including a competitive disadvantage with respect to pricing of loans and deposits and with respect to the ability to control costs.

     Several alternatives to mitigate the effect of the premium disparity between BIF and SAIF have been suggested. At one time, the federal budget reconciliation bill contained a provision designed to recapitalize the SAIF by means of a one-time assessment, now estimated at 0.68 percent of SAIF deposits. Such a proposal would lead to elimination of the ongoing differential. The budget bill signed by the President in April 1996 did not include such a one-time assessment, however, and it is not known when or if such a proposal will be adopted. Such an assessment on Washington Mutual's SAIF deposits at March 31, 1995 (the date currently established as the assessment date) would result in a charge to earnings of approximately $44.4 million or $28.4 million on an after-tax basis.

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

     During the first half of 1996, the Company capitalized $16.9 million of mortgage servicing rights as a result of this statement. Gains on the sale of loans as a result of capitalizing mortgage servicing rights under the provisions of SFAS No. 122 were $4.0 million and $4.9 million more for the quarter and six months just ended than would have been recognized under prior accounting policies. At June 30, 1996, the Company's balance sheet included $16.1 million of unamortized mortgage rights as a result of this statement.

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                                                 Page
- -----------------------------------------------------------------------------------------------
10.1     Registration Rights Agreement dated as of July 21, 1996 by and among
         Keystone Holdings Partners L.P., the Federal Deposit Insurance
         Corporation and Washington Mutual, Inc......................................

11.1     Statement re computation of per share earnings

27.1     Financial Data Schedule.....................................................