Form 10-Q
period 1996-09-30
WASHINGTON MUTUAL INC
filed 1996-11-14
CIK 933136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20529

                                    FORM 10-Q
                                   (Mark one)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996 or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|



     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996:

                            Common Stock - 72,268,186

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 11.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Overview

          Net income for third quarter 1996 was $40.2 million, down 22 percent from earnings of $51.7 million during third quarter 1995. Fully diluted earnings per share were 49 cents for third quarter 1996 compared with 64 cents in 1995. For the nine months ended September 30, 1996, net income was $161.1 million or $1.98 per fully diluted share compared with $144.7 million or $1.83 per fully diluted share for the first nine months of 1995. Net income for both the quarter and nine months just ended was reduced by a pretax charge of $35.7 million representing the Company's portion of the one-time assessment paid by savings institutions and banks to recapitalize the Savings Association Insurance Fund ("SAIF") (See Item 5. Other Information on page 8 for a further discussion of the SAIF assessment). For the quarter and nine months ended September 30, 1996, the Company's return on average assets was 0.72 percent and 0.98 percent, respectively, compared with 0.96 percent and 0.95 percent for the same periods a year earlier.

          On January 31, 1996, Washington Mutual completed the merger of Western Bank ("Western"), a commercial bank in Oregon with and into Washington Mutual Bank ("WMB"). At December 31, 1995, Western had assets of $787.1 million, deposits of $709.7 million and stockholders' equity of $68.6 million. Results from 1995 have been restated to reflect the merger with Western, which was accounted for as a pooling-of-interests.

          During the first quarter of 1996, the Company announced the signing of an agreement to acquire Utah Federal Savings Bank ("Utah FSB"). Utah FSB is an Ogden-based savings bank operating five branches and three loan production centers in Utah. At September 30, 1996, Utah FSB had assets of $122.2 million, deposits of $106.9 million and stockholder's equity of $11.9 million. The merger has received regulatory approval and is scheduled to be completed during the fourth quarter of 1996, subject to the receipt of Utah FSB shareholder approval.

          On July 22, 1996, the Company announced the signing of an agreement to acquire through a stock merger Keystone Holdings, Inc. ("Keystone Holdings") including its primary subsidiary, American Savings Bank ("ASB"). ASB is based in Irvine, California and has 158 branches and 61 loan offices throughout
California  and two loan  offices in Arizona.  At September  30, 1996,  Keystone
Holdings had assets of $21,298.2 million and deposits of $12,901.6 million. Under the terms of the merger agreement, Washington Mutual will issue 39,883,000 shares of its common stock. Of those shares, 25,883,333 will be issued to the investors in a partnership that owns Keystone Holdings and 14,000,000 shares will be issued to the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund (the "FRF") under a separate agreement in exchange for the interest the FRF has maintained in a Keystone Holdings subsidiary that has owned ASB since its recapitalization in 1988. Another 8,000,000 shares will be issued and placed in escrow and distributed 64.9 percent to the investors and
35.1 percent to the FRF, if the Company receives cash proceeds from certain litigation filed by Keystone Holdings against the federal government, which is being assumed by Washington Mutual in the merger. The Company expects the merger to be completed during the fourth quarter of 1996, pending the receipt of regulatory and Washington Mutual shareholder approval. On July 22, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K describing the terms of the merger in greater detail.

          During the third quarter of 1996, the Company announced the signing of an agreement to acquire United Western Financial Group, Inc. of Salt Lake City, Utah and its United Savings Bank, Uniwest Service Corporation and Western Mortgage Loan Corporation subsidiaries (collectively "United"). United operates eight branches in Utah and one in Idaho and seven loan production offices in five western states. At September 30, 1996, United had assets of $414.9 million and deposits of $294.4 million. The transaction is subject to regulatory and United shareholder approval and is scheduled to be completed during the first quarter of 1997.

                              Results of Operations

     Net Interest Income. The Company's net interest income of $179.4 million for the quarter and $528.5 million for the nine months ended September 30, 1996 was up from $156.8 million and $455.3 million for the same periods a year earlier. The 1996 increases reflected growth in interest-earning assets. Average interest-earning assets of $21,402.4 million and $20,100.5 million for the quarter and nine months ended September 30, 1996 were up 6 percent and 10 percent from the same periods in 1995. Also contributing to the increase in net interest income was the rise in the net interest margin. (The net interest margin measures the Company's annualized net interest income as a percentage of interest-earning assets.) At September 30, 1996, the difference between the yield on a 3-month treasury bill and a 30-year bond was 187 basis points compared with only 119 basis points a year earlier. This increased differential helped push the net interest margin to 3.38 percent and 3.33 percent for the quarter and nine months just ended from 3.18 percent and 3.14 percent for the same two periods in 1995.

         Although long-term interest rates were generally higher during 1996 when compared with 1995, the Company's combined yield on loans and investments decreased to 7.89 percent and 7.88 percent for the quarter and nine months ended September 30, 1996 compared with 8.07 percent and 8.02 percent for the same periods in 1995. As part of a restructuring strategy began in late 1995, the Company purchased approximately $1.2 billion of adjustable-rate assets while selling approximately $2.6 billion of primarily fixed-rate mortgage-backed securities. (See "Interest Rate Risk Management.") In addition, over a third of 1996's record residential loan originations were adjustable rate. The loss of these higher yielding fixed-rate assets and inclusion of more adjustable-rate assets led to the overall decline in yield. But, as noted above, even though the yield on interest-earning assets was down, net interest income was not adversely affected due to the increase in the level of interest-earning assets. The drop in market short-term interest rates during the past 12 months led to a decline in the Company's cost of funds to 4.72 percent and 4.75 percent for the quarter and nine months ended September 30, 1996, from 5.10 percent and 5.09 percent for the same periods a year ago. Besides the favorable interest rate environment, the Company's cost of funds was positively affected by a change in its deposit mix. Maturing time deposit accounts were offset, in part, with lower interest cost money market and checking accounts.

         The net interest spread was 3.17 percent in the third quarter compared with 2.97 percent for the same period in 1995 and it rose to 3.13 percent for the first nine months of 1996 from 2.93 percent a year earlier. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.) However, an increase in market short-term interest rates would make it difficult to maintain the current levels for the net interest margin, net interest spread and net interest income.

Other Income. Other income was $42.8 million and $116.3 million for the quarter and nine months ended September 30, 1996 compared with $28.3 million and $86.7 million for the same periods in 1995.

         Depositor fees for the quarter just ended were $21.1 million, an increase of 40 percent from $15.1 million in third quarter 1995 while depositor fees year-to-date increased to $56.8 million from $40.6 million last year. An aggressive marketing campaign aimed at increasing the number of checking accounts was primarily responsible for the increase in depositor fees for the nine months ended September 30, 1996 compared with the same period last year. The growth in depositor fees has been tempered somewhat by an increase in the amount of transaction-related losses incurred by the Company. Transaction-related losses (included with other expenses) totaled $5.0 million during the first nine months of 1996, compared with $4.4 million for the same nine months in 1995. Despite the increase, these losses represent less than 9 percent of depositor fee income. Management closely monitors the amount of losses taken to assure the profitability of its deposit products.

         Loan servicing fees were $6.4 million and $15.0 million for the quarter and nine months just ended, compared with $2.4 million and $7.9 million for the same periods a year ago. The tremendous growth in loan servicing fees was primarily due to an increase in the level of the company's servicing portfolio. Loans serviced for others increased 26 percent to $7,402.1 million at September 30, 1996 from $5,863.6 million one year earlier. However, due to substantial securitizations of loans during the last quarter of 1995 and the first six months of 1996, the average balance of loans serviced for others for the first nine months of 1996 increased 44 percent from the same period in 1995. Also contributing to the 1996 increase was $1.3 million of additional loan servicing fees resulting from a processing change related to the outsourcing of the loan servicing system in September 1996.

     Other service fees, principally generated by the Company's nonbanking subsidiaries, were $8.7 million and $25.3 million for the quarter and nine months ended September 30, 1996 compared with $7.7 million and $24.5 million for the same periods last year. The increase in the 1996 levels were primarily related to increased security sales by the Company's securities broker-dealer subsidiary. However, this increase was mitigated by the loss of $3.6 million of fee income resulting from the sale of Mutual Travel, the Company's travel agency subsidiary, in March 1995.

     Other operating income increased to $4.2 million for third quarter and $13.4 million for the nine months ended September 30, 1996 from $3.7 million and $13.0 million from the same periods a year ago.

     Gains on the sale of loans were $3.4 million and $9.2 million for third quarter and the first nine months of 1996 compared with $228,000 and $1.4 million for the same periods in 1995. The higher level of gains in the periods just ended reflected the continued sale of fixed-rate loans as the Company restructures its asset base with the objective of reducing the effect of future movements in interest rates.

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinctions between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to record the servicing rights on loans as separate assets, no matter how acquired. Banks that sell or securitize loans and retain the servicing rights will be required to allocate the total cost of the loans between servicing rights and principal balance.

     During the first nine months of 1996, the Company capitalized $19.1 million of mortgage servicing rights as a result of SFAS No. 122. Gains on the sale of loans as a result of capitalizing mortgage servicing rights under the provisions of this statement were $2.2 million and $7.1 million more for the quarter and nine months just ended than would have been recognized under prior accounting policies. At September 30, 1996, the Company's balance sheet included unamortized mortgage servicing rights valued at $17.3 million as a result of this statement.

     Losses on the sale of other assets were $1.1 million and $3.4 million for the quarter and nine months ended September 30, 1996 compared with losses of $806,000 and $740,000 for the same periods in 1995. Most of the third quarter 1996 loss resulted from securities transaction losses of $1.2 million. The year-to-date 1996 loss consisted primarily of securities transaction losses of $7.8 million partially offset by a $4.1 million gain on the sale of Mutual Travel. Losses on the sale of securities during 1996 were anticipated as part of the restructuring strategy to reduce the Company's exposure to movements in interest rates. (See "Net Interest Income" and "Interest Rate Risk Management.") In 1995, $686,000 of the third quarter loss and $1.8 million of the year-to-date loss resulted from securities transaction losses while sales of other bank assets resulted in gains of $1.1 million for the nine months ended September 30, 1995.

     Other Expense. Accounting for the majority of the increase in total operating expense for the quarter and nine months ended September 30, 1996 was the one-time SAIF recapitalization assessment. (See Item 5. Other Information on page 8 for further discussion on the SAIF assessment.)

     Salaries and employee benefits were $52.6 million and $156.1 million for the quarter and nine months just ended compared with $47.7 million and $140.9 million a year ago due primarily to increases in staffing levels in commercial banking, financial centers and lending support. The staffing level of full-time equivalent employees was 5,045 at September 30, 1996, up from 4,875 a year earlier. The increase in full-time equivalent employees was moderated by the sale of the Company's item processing operation which resulted in a decrease of 98 employees and significant outsourcing in the information systems and property management departments.

     Occupancy and equipment expense increased to $21.3 million and $61.2 million for the quarter and nine months just ended compared with $17.3 million and $54.3 million a year earlier primarily as a result of expenses associated with technology enhancements and new financial centers.

     Regulatory assessments decreased to $4.2 million for the quarter and $11.8 million for the nine months ended September 30, 1996 from $4.3 million and $17.0 million for the same periods in 1995, reflecting a reduction in the assessment rate on the Company's deposits insured by the Bank Insurance Fund ("BIF"). (See
Item 5. Other Information on page 8 for a discussion of the SAIF recapitalization assessment.)

     Other operating expense for the quarter was $35.2 million, up 29 percent from $27.3 million in third quarter 1995. For the nine months ended September 30, 1996, other operating expense increased 17 percent to $96.0 million compared with $82.3 million for the same period last year. Increases in 1996 were due in part to higher telecommunications expenses, other professional fees associated with reengineering projects and acquisition-related charges.

     Amortization of goodwill and intangible assets was virtually unchanged for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995.

     Real estate owned ("REO") operations, inclusive of write-downs resulted in income of $1.2 million and $2.1 million for the quarter and nine months ended September 30, 1996 compared with $957,000 and $3.8 million for the same periods last year. REO operations in first quarter 1995 included a recovery on one large commercial property.

     Operating Efficiency Ratio. The operating efficiency ratio is other expense as a percentage of net interest income plus other income. The Company's ratio, excluding the nonrecurring SAIF recapitalization assessment, was 53.6 percent and 53.3 percent for the third quarter and nine months ended September 30, 1996 compared with 55.4 percent and 57.6 percent for the same periods in 1995. The effect of increases in other expenses during 1996 was offset by substantial increases in net interest income and other income during the quarter and nine months just ended.

     Nonbanking Subsidiary Operations. Pretax operating income (net income before amortization of goodwill and intangible assets and elimination of intercompany transactions) for the quarter and nine months ended September 30, 1996 was $3.8 million and $19.3 million compared with $4.4 million and $13.0 million for the same periods in 1995. The Company's insurance subsidiaries reported pretax operating income of $4.1 million and $11.8 million for the quarter and nine months just ended compared with $3.2 million and $10.9 million a year earlier. Most of the increase in WM Life pretax operating earnings was due to higher net interest income resulting from growth in net interest-earning assets. The securities subsidiaries posted a pretax operating loss of $281,000 for the third quarter and $3.1 million pretax operating income for the first nine months of 1996 compared with pretax operating income of $1.2 million and $2.5 million during the same periods a year ago. The third quarter 1996 loss resulted from a $1.7 million legal settlement charge. The results of operations during the first nine months of 1996 for other nonbanking subsidiaries included the recognition of a deferred gain of $4.1 million on the sale of Mutual Travel in 1995.

Results of operations for nonbanking subsidiaries were as follows:

                                                                            Quarter Ended        Nine Months Ended
                                                                             September 30,         September 30,
--------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                                         1996      1995        1996     1995
--------------------------------------------------------------------------------------------------------------------
Securities:

   Murphey Favre, Inc.                                                     $(1,115)   $   427   $     561  $   442
   Composite Research & Management Co.                                         834        766       2,516    2,095

--------------------------------------------------------------------------------------------------------------------

     Total securities                                                         (281)     1,193       3,077    2,537

WM Life Insurance Co.                                                        4,081      3,202      11,832   10,912
Other                                                                           11         (6)      4,433     (458)

--------------------------------------------------------------------------------------------------------------------
Net income before taxes, amortization of goodwill and other
  intangible assets, and elimination of intercompany transactions            3,811      4,389      19,342   12,991
Amortization of goodwill and other intangible assets                             1        184         105      749

====================================================================================================================

Net income before taxes and elimination of intercompany transactions       $ 3,810     $4,205     $19,237  $12,242

====================================================================================================================



                               Financial Position


     Assets. At September 30, 1996, the Company's assets were $22,413.7 million down slightly from $22,420.4 million at year-end 1995.

     Investment   Activities.   Washington  Mutual's  investment   portfolio  at
September 30, 1996 was carried at $6,459.7 million, a 19 percent decrease from the year-end 1995 balance of $7,940.9 million. During the nine months just ended, the Company continued the restructuring of its investment portfolio by selling fixed-rate securities and replacing them with adjustable-rate securities when appropriate. This portfolio restructuring is intended to reduce Washington Mutual's sensitivity to future changes in market interest rates. But, as noted above (see "Net Interest Income"), the portfolio restructuring has also contributed to a decline in the yield on interest-earning assets.

     At September 30, 1996, the Company's investment portfolio included $6,275.1 million in available-for-sale securities and $184.6 million in held-to-maturity securities. Mortgage-backed securities constituted $5,400.1 million or 84 percent of the total investment portfolio at quarter end.

     Loan Originations. For the first nine months of 1996, total lending was $5,561.8 million compared with $3,114.9 million a year earlier. Lower market interest rates compared to 1995 levels helped generate increases in lending volumes in all loan categories. The Company remained the leading residential first-mortgage lender in Washington and Oregon with residential loan originations of $3,100.8 million during the nine months just ended, more than double the 1995 total of $1,440.2 million. Originations of residential loans to purchase homes were $1,719.5 million compared with $1,020.2 million a year ago, while home loan refinancings were $1,381.3 million compared with $420.0 million in the first nine months of 1995.

     Year-to-date originations of residential construction loans were $973.4 million, an increase of 44 percent from $674.2 million for the first nine months of 1995. Consumer loan originations, primarily home equity and manufactured home loans, increased to $927.4 million for the first nine months of 1996 from $722.4 million a year ago. Commercial real estate lending increased to $301.6 million for the nine months just ended from $158.3 million for the same period in 1995. Commercial business lending for year-to-date 1996 was $258.6 million, an increase of 116 percent from $119.8 million for the first nine months of 1995. The growth in commercial business lending resulted from new loan production offices in Washington and Oregon, an emphasis on small business lending and the implementation of an aggressive marketing strategy.

     Deposits. Total deposits decreased to $11,076.9 million at September 30, 1996 from $11,306.4 million at December 31, 1995. Retail time deposits were allowed to run off as the Company did not price up to maintain the 1995 year-end level. Partially offsetting the $544.0 million decline in retail time deposits were increases in the level of money market and checking accounts. Both of these products have the benefit of lower interest costs. While the vast majority of deposits are retail in nature, the Company does engage in certain wholesale activities -- primarily time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the most economic funding sources.

     Borrowings. Washington Mutual's borrowings primarily take the form of securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank of Seattle ("FHLB"). These three borrowing sources totaled $4,335.1 million, $1,030.5 million and $2,988.5 million at September 30, 1996 compared with $3,965.8 million, $430.0 million and $3,711.4 million at year-end 1995, respectively. The exact mix at any given time is dependent upon the market pricing of the various borrowing sources. Specifically, due to relative pricing advantages, the Company was able to reduce its borrowing cost during the nine months just ended by shifting a portion of its borrowings to federal funds and securities sold under agreements to repurchase from FHLB advances.

     Interest Rate Risk Management. Washington Mutual engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes. One of the Company's strategies to reduce the effect of future movements in interest rates is to increase the percentage of adjustable-rate assets in its portfolio. During the first nine months of 1996, the Company securitized and then sold the majority of the fixed-rate loans it originated, while retaining nearly all of its adjustable-rate loan production. The Company retained the servicing rights to the loans that were sold. In addition, as part of the restructuring strategy began in late 1995, the Company purchased approximately $1.2 billion of adjustable-rate assets while selling approximately $2.6 billion of primarily fixed-rate mortgage-backed securities. A conventional measure of interest rate sensitivity for thrift institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets.

     The Company's assets and liabilities that mature or reprice within one year were as follows:


(dollars in millions)                                             September 30, 1996         December 31, 1995
----------------------------------------------------------- ---------------------------- --------------------------
Interest-sensitive assets                                                   $ 10,597                  $  9,682
Derivative instruments                                                         2,450                     1,825
Interest-sensitive liabilities                                               (15,667)                  (14,493)
================================================================= ====================== ==========================
Net liability sensitivity                                                  $  (2,620)                 $ (2,986)
================================================================= ====================== ==========================
Net liability sensitivity as a percentage of total assets                      (11.7)%                   (13.3)%


                                  Asset Quality

     Classified assets, which consist of nonaccrual assets, loans under foreclosure, REO, securities that exhibit credit quality weaknesses and performing loans (including substandard troubled debt restructurings), were as follows:

   (dollars in thousands)                                                September 30,1996      December 31, 1995

   ----------------------------------------------------------------- ---------------------- -----------------------
   Nonaccrual loans and loans under foreclosure                                  $  77,653              $  69,707
   REO                                                                              25,956                 25,064

   -------------------------------------------------------------------------- --------------- ---------------------

   Total nonperforming assets                                                      103,609                 94,771
   Troubled debt restructurings (classified as substandard)                         13,711                 13,094
   Other classified assets                                                          96,230                113,217

   ========================================================================== =============== =====================

   Total classified assets                                                        $213,550               $221,082

   ========================================================================== =============== =====================


     Nonperforming assets increased to 0.46 percent of total assets at September 30, 1996 or $103.6 million compared with $94.8 million or 0.42 percent of total assets at December 31, 1995.

     The level of nonperforming commercial real estate loans decreased to $27.5 million at September 30, 1996 from $32.9 million at year-end 1995. During the period, a medical office building in California at $4.4 million and a business park in Washington at $1.7 million were sold and apartment buildings totaling $3.1 million returned to performing status while two commercial properties totaling $5.0 million became nonperforming. Nonperforming assets consisted of the following:


(dollars in thousands)                                                September 30, 1996         December 31, 1995

--------------------------------------------------------------------------------------------------------------------
Nonperforming loans and REO by collateral type:

     Residential real estate                                                     $  56,534                 $46,414
     Residential construction                                                        8,813                  10,245
     Apartment buildings                                                               509                   3,934
     Other commercial real estate                                                   27,000                  28,937
     Consumer and manufactured housing                                              14,642                  10,792
     Commercial business                                                               949                     824
     Reserve for REO losses                                                         (4,838)                 (6,375)

--------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets (loans and REO)                                    103,609                  94,771
====================================================================================================================

Nonperforming assets as a percentage of total loans                                  0.71%                  0.73%
Nonperforming assets as a percentage of total assets                                 0.46                   0.42


          On January 1, 1995, Washington Mutual adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except: large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include residential real estate and consumer loans because of the significant number of loans, their relatively small balances and historically low level of losses. All residential construction, commercial real estate and commercial business loans, regardless of loan amount, are individually evaluated for impairment. Factors involved in determing impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At September 30, 1996, the Company had $21.5 million of restructured loans of which $13.7 million, though performing, were considered to be impaired. Troubled debt restructurings which were not considered to be impaired were restructured prior to 1995 and have been performing according to the terms of the restructure.

     A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that impairment of loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Washington Mutual bases the measurement of loan impairment on the fair value of the loan's underlying collateral. The amount by which the recorded investment of the loan exceeds the value of the impaired loan's collateral is included in the Company's allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

     At September 30, 1996, loans totaling $95.9 million were impaired of which $73.1 million had allocated reserves of $12.9 million. The remaining $22.8 million were either nonperforming or previously written down and had no reserves allocated to them. Of the $95.9 million of impaired loans, $18.0 million were on nonaccrual status or under foreclosure. The average balance of impaired loans during the quarter was $96.1 million and the Company recognized $1.8 million of related interest income. Interest income is normally recognized on an accrual basis, however, if the impaired loan is nonperforming, interest income is then recorded on the receipt of cash.

     Provision for Loan Losses and Reserve for Loan and REO Losses. The provision for loan losses for the third quarter 1996 of $2.9 million was unchanged from the prior two quarters. The year-to-date provision was also virtually the same as the first nine months of 1995. The low level of provision continued to reflect the Company's high level reserves and asset quality. The reserve for loan losses increased slightly to $144.9 million at September 30, 1996 from $143.3 million at December 31, 1995. Reserves charged off, net of recoveries, totaled $7.1 million for the first nine months of 1996 compared with $4.6 million for the same period in 1995. At September 30, 1996, the reserve for loan losses represented 0.99 percent of outstanding loans and 186.64 percent of nonperforming loans, compared with 1.10 percent and 205.60 percent nine months earlier.

     Changes in the reserve for loan losses were as follows:

                                                                     Three Months Ended          Nine Months Ended
                                                                      September 30, 1996         September 30, 1996
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    1996        1995         1996        1995
------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                          $144,237    $139,878     $143,320    $132,499
Provision for loan losses                                                2,912       2,800        8,737       8,450
Reserves added through business combinations                                 -       1,425            -       5,372
Reserves charged-off:
  Residential                                                             (253)       (287)      (1,020)       (957)
  Residential construction                                                   -           -          (14)       (112)
  Commercial real estate                                                     -         (12)      (1,705)       (222)
  Manufactured housing, second mortgage and other consumer              (2,303)     (2,691)      (4,936)     (4,834)
  Commercial business/credits                                              (42)        (20)        (296)       (283)
------------------------------------------------------------------------------------------------------------------------
                                                                        (2,598)     (3,010)      (7,971)     (6,408)
Reserves recovered:
  Residential                                                               26           5           68         122
  Residential construction                                                   -           -            -          47
  Commercial real estate                                                   141         343          146         630
  Manufactured housing, second mortgage and other consumer                 201         229          580         715
  Commercial business                                                       16          12           55         255
------------------------------------------------------------------------------------------------------------------------
                                                                           384         589          849       1,769
========================================================================================================================
Balance, end of period                                                $144,935    $141,682     $144,935    $141,682
========================================================================================================================

Ratio of net charge-offs during the period to average loans
   outstanding during the period                                         0.02%       0.02%       0.05%       0.04%


     As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then allocated to reflect the loss exposure. The September 30, 1996 analysis of residential construction, commercial real estate and commercial loans resulted in an allocation for impaired loans of $14.6 million of the reserve for loan loss exposure. At December 31, 1995, the Company had allocated reserves of $10.9 million. The remaining reserve of $130.3 million at September 30, 1996 was unallocated and available for potential losses from any of the Company's loans.

     An analysis of the reserve for loan losses was as follows:

                                                                                    September 30,      December 31,
(dollars in thousands)                                                                    1996              1995
---------------------------------------------------------------------------------------------------------------------------------
Allocated reserves:
  Commercial real estate                                                                $  12,694         $  10,770
  Residential construction                                                                    193               158
  Commercial business                                                                       1,672                 -
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           14,559            10,928
Unallocated reserves                                                                      130,376           132,391
=================================================================================================================================
                                                                                         $144,935          $143,319
=================================================================================================================================
Total reserve for loan losses as a percentage of:
   Total loans and recourse obligations                                                      0.99%            1.10%
   Nonperforming loans                                                                     186.64           205.60


     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $4.8 million at September 30, 1996, compared with $6.4 million at December 31, 1995. The level is based upon a routine review of the REO portfolio and the strength of national and local economies.

                       Liquidity and Capital Requirements


     Liquidity. Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At September 30, 1996, the Company had substantial liquidity compared with its established guidelines.

     The Company also computes ratios promulgated by the FDIC to monitor the liquidity position of Washington Mutual Bank ("WMB"), a subsidiary of the Company. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at September 30, 1996, met the established FDIC guidelines.

     It is anticipated that upon the closing of the merger with Keystone Holdings the Company may need to obtain additional short-term financing. Washington Mutual has received a commitment to establish $200.0 million of Revolving Credit Facilities ("Facilities") with two tranches: a $100.0 million 364-day facility and a $100.0 million 4-year facility. Chase Manhattan Bank has agreed to act as Administrative Agent for the Facilities. The Facilities are anticipated to be in place in early December 1996 and proceeds of the Facilities will be available for potential funding needs at the closing of the merger with Keystone Holdings, for redemption of any securities of Keystone Holdings and for general corporate purposes.

     To meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities. At September 30, 1996, the Company's banking subsidiaries were able to borrow an additional $7,248.2 million through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to make dividends to the Company is influenced by legal, regulatory and economic restrictions.

     Because the low interest rate environment of recent years and competition from non-regulated entities (such as mutual funds) has inhibited consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

     During the first nine months of 1996, the Company decreased its balance of cash and cash equivalents by $135.5 million. Washington Mutual's major sources of funds are generated from the collection of loan principal and interest payments, attracting deposits, and the use of borrowing instruments, such as securities sold under agreements to repurchase and FHLB advances. In addition, Washington Mutual is able to generate funds through the sale of loans and investment securities available for sale. The Company uses these funds primarily to originate loans and maintain its investment portfolio. (See "Consolidated Statements of Cash Flows.")

     Capital Requirements. At September 30, 1996, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00 percent; total capital of at least 10.00 percent of risk-weighted assets; and Tier 1 (or core) capital of at least 6.00 percent of risk-weighted assets. At September 30, 1996, WMB's (consolidated with its subsidiaries) ratio of leverage capital to assets was
5.63 percent, its ratio of total capital to risk-weighted assets was 10.99 percent, and the ratio of core capital (Tier I) to risk-weighted assets was
10.19 percent.

     Washington Mutual's federal savings bank subsidiary is required by the Office of Thrift Supervision ("OTS") to maintain certain capital levels. In order to be classified as a well capitalized institution, the OTS requires banks it regulates to maintain a leverage ratio of at least 5.00 percent, total capital of a least 10.00 percent of risk-weighted assets, and core capital of at least 6.00 percent of risk-weighted assets. At September 30, 1996, the subsidiary was in compliance with all well capitalized requirements.


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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote Security-Holders

     None.

Item 5.  Other Information

     On September 30, 1996, President Clinton signed legislation intended, among other things, to recapitalize the SAIF and to reduce the gap between SAIF and
BIF premiums. The legislation provides for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995, including certain deposits acquired after that date. The assessment will bring the SAIF's reserve ratio to the legally required level of $1.25 for every $100 in insured deposits. Beginning in January 1997, deposits insured through the SAIF at most institutions probably will be subject to regular FDIC assessments amounting to
6.4 cents per $100 per year, while deposits insured through the BIF at most institutions probably will be subject to regular FDIC assessments amounting to
1.3 cents per $100 per year.

     Washington Mutual's special assessment resulted in a pretax charge of $35.7 million. Even though the one-time charge reduced the third quarter's earnings by approximately one-third, management believes the legislation to be in the best interests of the Company. Based on current levels of deposits, Washington Mutual estimates that the reduction in the regular assessment on its SAIF deposits beginning in 1997 should result in annual pretax savings of approximately $10.0 million. Neither the one-time charge, nor the annual savings thereafter should have a material impact on the Company's financial position, capital level or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         11.1     Statement re computation of per share earnings

         27.1     Financial Data Schedule


     (b) During the quarter, the Company filed the following Current Report on Form 8-K:

     1. July 22, 1996 regarding the signing of a merger agreement with Keystone Holdings, parent holding company of ASB

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1996.


                                       Washington Mutual, Inc.




                                      /s/ Kerry K. Killinger
                                      Kerry K. Killinger
                                      Chairman, President and
                                       Chief Executive Officer


                                     /s/ Douglas G. Wisdorf
                                     Douglas G. Wisdorf
                                    Deputy Chief Financial Officer,
                                    Senior Vice President and
                                     Controller

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Quarter Ended          Nine Months Ended
                                                                         September 30,            September 30,
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for per share amounts)                  1996         1995         1996         1995
----------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Interest income
  Loans                                                              $300,478     $276,912   $  863,973   $  817,376
  Available-for-sale securities                                       119,662       64,801      382,324      180,162
  Held-to-maturity securities                                           3,331       62,430        9,937      163,132
  Cash equivalents                                                        615        1,495        2,023        2,431
----------------------------------------------------------------------------------------------------------------------
    Total interest income                                             424,086      405,638    1,258,257    1,163,101
Interest expense
  Deposits                                                            114,496      129,003      353,870      368,019
  Borrowings                                                          130,211      119,841      375,869      339,784
----------------------------------------------------------------------------------------------------------------------
    Total interest expense                                            244,707      248,844      729,739      707,803
----------------------------------------------------------------------------------------------------------------------
      Net interest income                                             179,379      156,794      528,518      455,298
  Provision for loan losses                                             2,913        2,800        8,738        8,450
----------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses             176,466      153,994      519,780      446,848

Other income
  Depositor fees                                                       21,122       15,057       56,785       40,573
  Loan servicing fees                                                   6,389        2,388       15,043        7,916
  Other service fees                                                    8,714        7,719       25,343       24,531
  Other operating income                                                4,238        3,694       13,386       13,048
  Gain on sale of loans                                                 3,432          228        9,186        1,361
  Gain (loss) on sale of other assets                                  (1,103)        (806)       (3,437)       (740)
----------------------------------------------------------------------------------------------------------------------
    Total other income                                                 42,792       28,280      116,306       86,689
Other expense
  Salaries and employee benefits                                       52,597       47,669      156,071      140,896
  Occupancy and equipment                                              21,267       17,258       61,204       54,259
  Regulatory assessments                                                4,213        4,253       11,764       16,993
  SAIF special assessment                                              35,654            -       35,654            -
  Other operating expense                                              35,187       27,339       95,979       82,305
  Amortization of goodwill and other intangible assets                  6,951        6,968       20,881       21,337
  Real estate owned ("REO") operations, inclusive of write-downs       (1,239)        (957)     (2,144)       (3,847)
----------------------------------------------------------------------------------------------------------------------
    Total other expense                                               154,630      102,530      379,409      311,943
----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                        64,628       79,744      256,677      221,594
Income taxes                                                           24,454       28,056       95,615       76,883
----------------------------------------------------------------------------------------------------------------------
Net income                                                           $ 40,174     $ 51,688   $  161,062   $  144,711
======================================================================================================================
Net income attributable to common stock                              $ 35,569     $ 47,042   $  147,247   $  130,773
======================================================================================================================

Net income per common share:
  Primary                                                               $0.49        $0.66        $2.04        $1.88
  Fully Diluted                                                          0.49         0.64         1.98         1.83

Dividends declared per common share                                      0.23         0.19         0.66         0.57

See Notes to Consolidated Financial Statements


                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in thousands)                                                    September 30, 1996       December 31,1995
--------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Assets
  Cash and cash equivalents                                                     $     462,761         $     598,272
  Trading account securities                                                            2,151                   238
  Available-for-sale securities                                                     6,275,086             7,768,115
  Held-to-maturity securities, fair value $192,369 and $186,521                       184,662               172,786
  Loans                                                                            14,533,370            12,916,734
  Loans held for sale                                                                 119,373               118,496
  REO                                                                                  25,956                25,064
  Bank premises and equipment                                                         235,214               219,056
  Goodwill and other intangible assets                                                140,300               161,127
  Other assets                                                                        434,824               440,471
====================================================================================================================
      Total assets                                                                $22,413,697           $22,420,379
====================================================================================================================

Liabilities
  Deposits:
    Checking accounts                                                            $  1,562,569          $  1,336,340
    Savings and money market accounts                                               4,247,693             3,983,267
    Time certificates                                                               5,266,606             5,986,829
--------------------------------------------------------------------------------------------------------------------
        Total deposits                                                             11,076,868            11,306,436
  Annuities                                                                           868,438               855,503
  Federal funds purchased                                                           1,030,500               430,000
  Securities sold under agreements to repurchase                                    4,335,058             3,965,820
  Advances from the Federal Home Loan Bank of Seattle ("FHLB")                      2,988,540             3,711,402
  Other borrowings                                                                    224,499               224,250
  Other liabilities                                                                   215,198               266,884
--------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            20,739,101            20,760,295

Stockholders' Equity
  Preferred stock, no par value: 10,000,000 shares authorized -
       6,122,400 and 6,122,500 shares issued and outstanding                                -                     -
  Common stock, no par value: 100,000,000 shares authorized -
      72,154,580 and 71,804,527 shares issues and outstanding                               -                     -
  Capital surplus                                                                     730,696               722,986
  Valuation reserve for available-for-sale securities                                 (14,487)               78,348
  Retained earnings                                                                   958,387               858,750
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   1,674,596             1,660,084
====================================================================================================================
      Total liabilities and stockholders' equity                                  $22,413,697           $22,420,379
====================================================================================================================

See Notes to Consolidated Financial Statements


                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Number of Shares                                Valuation          Total
                                         ---------------------
                                          Preferred    Common    Capital    Retained     Reserve for  Stockholders'
(in thousands)                                Stock     Stock    Surplus    Earnings      Securities         Equity
--------------------------------------------------------------------------------------------------------------------
                                   (Unaudited)
Balance at June 30, 1996                      6,122    72,087    $728,914    $939,426     $(21,267)     $1,647,073
Net income                                        -         -           -      40,174            -          40,174
Cash dividends on preferred stock                 -         -           -      (4,604)           -          (4,604)
Cash dividends on common stock                    -         -           -     (16,609)           -         (16,609)
Common stock issued through stock
  options and employee stock plans                -        68       1,782           -            -           1,782
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -        6,780           6,780
====================================================================================================================
Balance at September 30, 1996                 6,122    72,155    $730,696    $958,387     $(14,487)     $1,674,596
====================================================================================================================

Balance at June 30, 1995                      6,200    70,485    $707,671    $788,578      $24,129      $1,520,378
Net income                                        -         -           -      51,688            -          51,688
Cash dividends on preferred stock                 -         -           -      (4,646)           -          (4,646)
Cash dividends on common stock                    -         -           -     (13,145)           -         (13,145)
Common stock issued through stock
  options and employee stock plans                -       135       1,840           -            -           1,840
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -        1,117           1,117
Business combination accounted for as             -         -           -           -            -               -
  a pooling-of-interests                          -     1,034      13,012          (9)           9          13,012
====================================================================================================================
Balance at September 30, 1995                 6,200    71,654    $722,523    $822,466      $25,255      $1,570,244
====================================================================================================================

Balance at December 31, 1995                  6,122    71,804    $722,986    $858,750     $ 78,348      $1,660,084
Net income                                        -         -           -     161,062            -         161,062
Cash dividends on preferred stock                 -         -           -     (13,814)           -         (13,814)
Cash dividends on common stock                    -         -           -     (47,611)           -         (47,611)
Common stock issued through stock
  options and employee stock plans                -       350       7,711           -            -           7,711
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -      (92,835)        (92,835)
Conversion of preferred stock to
  common stock                                   (1)        -          (1)          -            -              (1)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                 6,121    72,154    $730,696    $958,387     $(14,487)     $1,674,596
====================================================================================================================

Balance at December 31, 1994                  6,200    67,837    $692,923    $703,422     $(32,088)     $1,364,257
Net income                                        -         -           -     144,711            -         144,711
Cash dividends on preferred stock                 -         -           -     (13,938)           -         (13,938)
Cash dividends on common stock                    -         -           -     (38,374)           -         (38,374)
Common stock issued through stock
  options and employee stock plans                -       388       6,038           -            -           6,038
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -       57,334          57,334
Business combination accounted for as
  a pooling-of-interests                          -     3,429      23,562      26,645            9          50,216
====================================================================================================================
Balance at September 30, 1995                 6,200    71,654    $722,523    $822,466     $ 25,255      $1,570,244
====================================================================================================================

See Notes to Consolidated Financial Statements



                                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Quarter Ended             Nine Months Ended
                                                                    September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               1996         1995          1996        1995
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                                              (Unaudited)
Net income                                                     $     40,174     $ 51,688   $  161,062   $  144,711
Adjustments to reconcile net income to net cash provided by
operating activities:
       Provision for loan losses                                      2,913        2,800        8,738        8,450
       (Gain) on sale of  loans                                      (3,432)        (228)      (9,186)      (1,361)
       Loss on sale of other assets                                   1,103          674        3,437          740
       REO operations, exclusive of write-downs                      (1,239)        (957)      (2,144)      (3,847)
       Depreciation and amortization                                 15,859       14,733       33,558       24,209
       FHLB stock dividend                                           (5,313)      (3,272)     (15,088)     (13,778)
       Decrease (increase) in trading account securities            (12,089)        (195)        (722)      (1,330)
       Origination of loans, held for sale                         (312,123)           -     (782,721)           -
       Proceeds on sale of loans, held for sale                     262,546            -      751,845
       (Increase) in interest receivable                             (5,687)      (1,798)      (8,548)     (16,721)
       (Decrease) increase in interest payable                         (688)      (3,922)      (6,419)       1,823
       (Decrease) increase in federal income taxes payable           (2,077)      25,967       11,897       27,921
       (Increase) decrease  in other assets                          (9,278)         728       93,413       (6,769)
       Increase in other liabilities                                 31,646       18,939        4,441       12,872
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                  2,315      105,157      243,564      176,920

Cash Flows from Investing Activities
Purchases of available-for-sale securities                         (212,388)    (202,886)  (1,404,756)    (963,314)
Maturities and principal payments on
  available-for-sale securities                                     160,867       91,749      750,481      212,001
Sales of available-for-sale securities                              990,335      499,928    2,778,277      651,261
Purchases of held-to-maturity securities                             (4,278)     (14,671)     (19,521)     (70,464)
Maturities, calls and principal payments on
  held-to-maturity securities                                           289       65,467        8,228      133,421
Sales of loans                                                          215        8,186       61,335       19,391
Principal payments on loans                                         674,561      392,020    2,263,920    1,452,086
Origination and purchases of loans                               (1,461,917)  (1,102,806)  (4,790,443)  (2,879,695)
Sales of REO                                                         15,172        6,859       28,454       14,307
Other REO operations                                                    429        1,038          740        3,928
Expenditures for premises and equipment                             (19,244)      (9,954)     (35,228)     (27,948)
Acquisitions, net of cash acquired                                        -       59,550            -       69,348
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities             144,041     (205,520)    (358,513)  (1,385,678)


                                  CONSOLIDATED STATEMENTS OF CASH FLOW CONTINUED

                                                                    Quarter Ended             Nine Months Ended
                                                                    September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                1996         1995          1996        1995
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in deposits                                      53,310      357,763     (227,598)     469,949
Increase in annuities                                                 2,089       14,135       12,935       51,120
Increase in federal funds purchased                                 260,500            -      600,500            -
(Decrease) increase in securities sold under short-term
  agreements to repurchase                                       (1,622,018)   1,063,908     (841,214)   1,746,295
Proceeds from securities sold under long-term
  agreements to repurchase                                        1,862,344      155,000    1,923,326    1,069,000
Repayment of securities sold under long-term
  agreements to repurchase                                         (550,950)           -     (712,874)    (213,000)
Proceeds from FHLB advances                                         843,000      586,098    2,259,290    1,176,792
Payments for maturing and prepaid FHLB advances                    (816,278)  (2,210,000)  (2,981,028)  (3,085,000)
Issuance of other borrowings                                              -      147,867            -      147,867
Payments of other borrowings                                            (12)         (35)        (184)        (121)
Common stock issued through stock options
  and employee stock plans                                            1,782        1,839        7,711        6,037
Cash dividends paid                                                 (21,213)     (17,791)     (61,425)     (52,312)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities              12,554       98,784      (20,561)   1,316,627
--------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents             158,910       (1,579)    (135,511)     107,869
       Cash and cash equivalents at beginning of period             303,851      371,704      598,272      262,256
====================================================================================================================
       Cash and cash equivalents at end of period               $   462,761  $   370,125  $   462,761  $   370,125
====================================================================================================================


                       SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED
                                       STATEMENTS OF CASH FLOWS

                                                                   Quarter Ended            Nine Months Ended
                                                                   September 30,              September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              1996      1995            1996       1995
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Noncash Investing Activities
Loans exchanged for mortgage-backed securities
  and held for investment                                          $  -     $894,314       $884,314    $1,476,973
Real estate acquired through foreclosure                           5,488       3,966         15,461        19,754
Cash Paid During the Period for
Interest on deposits                                             117,208     115,299        350,971       347,930
Interest on borrowings                                           138,650     122,510        385,187       341,977
Income taxes                                                      26,000       1,690         87,000        49,818

See Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Accounting Adjustments

      The information included in the consolidated statements of financial position as of September 30, 1996 and December 31, 1995 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. ("Washington Mutual" or the "Company") for the quarter and nine months ended September 30, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period presented.

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                             Page
---------------------------------------------------------------------------

11.1 Statement re computation of per share earnings.................

27.1 Financial Data Schedule........................................

                                  EXHIBIT 11.1

                         SELECTED FINANCIAL INFORMATION

                                                                      Quarter Ended            Nine Months Ended
                                                                      September 30,             September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                1996         1995         1996        1995
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Data Used to Compute Per Share Amounts
Net income                                                           $40,174      $51,688     $161,062   $144,711
Preferred stock dividends:
  Noncumulative Perpetual, Series C                                   (1,569)      (1,596)      (4,707)    (4,788)
  Noncumulative Perpetual, Series E                                     (936)        (950)      (2,808)    (2,850)
  Noncumulative Convertible Perpetual, Series D                       (2,100)      (2,100)      (6,300)    (6,300)
====================================================================================================================
Net income available to primary common stock                         $35,569      $47,042     $147,247   $130,773
====================================================================================================================

Net income                                                           $40,174      $51,688     $161,062   $144,711
Preferred stock dividends:
  Noncumulative Perpetual, Series C                                   (1,569)      (1,596)      (4,707)    (4,788)
  Noncumulative Perpetual, Series E                                     (936)        (950)      (2,808)    (2,850)
====================================================================================================================
Net income available to fully diluted common stock                   $37,669      $49,142     $153,547   $137,073
====================================================================================================================

Average common shares outstanding:
  Primary                                                          72,111,550   70,910,723   72,025,613  69,493,377
  Noncumulative Convertible Perpetual Preferred Stock, Series D     5,418,860    5,419,247    5,418,860   5,419,247
====================================================================================================================
  Fully diluted                                                    77,530,410   76,329,970   77,444,473  74,912,624
====================================================================================================================
