Form 10-Q/A
period 1996-09-30
WASHINGTON MUTUAL INC
filed 1996-12-04
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-Q/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

- Net income for third quarter 1996 was $40.2 million, down 22 percent from earnings of $51.7 million during third quarter 1995. Fully diluted earnings per share were 49 cents for third quarter 1996 compared with 64 cents in 1995. For the nine months ended September 30, 1996, net income was $161.1 million or $1.98 per fully diluted share compared with $144.7 million or $1.83 per fully diluted share for the first nine months of 1995. Net income for both the quarter and nine months just ended was reduced by a pretax charge of $35.7 million representing the Company's portion of the one-time assessment paid by savings institutions and banks to recapitalize the Savings Association Insurance Fund ("SAIF") (See Item 5. Other Information on page 10 for a further discussion of the SAIF assessment). For the quarter and nine months ended September 30, 1996, the Company's return on average assets was 0.72 percent and 0.98 percent, respectively, compared with 0.96 percent and 0.95 percent for the same periods a year earlier.

- January 31, 1996, Washington Mutual completed the merger of Western Bank ("Western"), a commercial bank in Oregon with and into Washington Mutual Bank ("WMB"). At December 31, 1995, Western had assets of $787.1 million, deposits of $709.7 million and stockholders' equity of $68.6 million. Results from 1995 have been restated to reflect the merger with Western, which was accounted for as a pooling-of-interests.

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

- July 22, 1996, the Company announced the signing of an agreement to acquire through a stock merger Keystone Holdings, Inc. ("Keystone Holdings") including its primary subsidiary, American Savings Bank ("ASB"). ASB is based in Irvine, California and has 158 branches and 61 loan offices throughout California and two loan offices in Arizona. At September 30, 1996, Keystone Holdings had assets of $21,298.2 million and deposits of $12,901.6 million. Under the terms of the merger agreement, Washington Mutual will issue 39,883,000 shares of its common stock. Of those shares, 25,883,333 will be issued to the investors in a partnership that owns Keystone Holdings and 14,000,000 shares will be issued to the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund (the "FRF") under a separate agreement in exchange for the interest the FRF has maintained in a Keystone Holdings subsidiary that has owned ASB since its recapitalization in 1988. Another 8,000,000 shares will be issued and placed in escrow and distributed 64.9 percent to the investors and
35.1 percent to the FRF, if the Company receives cash proceeds from certain litigation filed by Keystone Holdings against the federal government, which is being assumed by Washington Mutual in the merger. The Company expects the merger to be completed during the fourth quarter of 1996, pending the receipt of regulatory and Washington Mutual shareholder approval. On July 22, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K describing the terms of the merger in greater detail.

- During the third quarter of 1996, the Company announced the signing of an agreement to acquire United Western Financial Group, Inc. of Salt Lake City, Utah and its United Savings Bank, Uniwest Service Corporation and Western Mortgage Loan Corporation subsidiaries (collectively "United"). United operates eight branches in Utah and one in Idaho and seven loan production offices in five western states. At September 30, 1996, United had assets of $414.9 million and deposits of $294.4 million. The transaction is subject to regulatory and United shareholder approval and is scheduled to be completed during the first quarter of 1997.

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

  OTHER EXPENSE. Accounting for the majority of the increase in total operating expense for the quarter and nine months ended September 30, 1996 was the one-time SAIF recapitalization assessment. (See Item 5. Other Information on page 10 for further discussion on the SAIF assessment.)

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


                                                                              Quarter Ended       Nine Months Ended
                                                                              September 30,          September 30,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     1996       1995       1996        1995
------------------------------------------------------------------------------------------------------------------------
Securities:
   Murphey Favre, Inc.                                                    $(1,115)   $   427    $     561   $     442
   Composite Research & Management Co.                                        834        766        2,516       2,095
------------------------------------------------------------------------------------------------------------------------
     Total securities                                                        (281)     1,193        3,077       2,537

WM Life Insurance Co.                                                       4,081      3,202       11,832      10,912
Other                                                                          11         (6)       4,433        (458)
------------------------------------------------------------------------------------------------------------------------
Net income before taxes, amortization of goodwill and other
   intangible assets, and elimination of intercompany transactions          3,811      4,389       19,342      12,991
Amortization of goodwill and other intangible assets                            1        184          105         749
------------------------------------------------------------------------------------------------------------------------
Net income before taxes and elimination of intercompany transactions      $ 3,810    $ 4,205    $  19,237   $  12,242
========================================================================================================================


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

     The Company's assets and liabilities that mature or reprice within one year were as follows:

(dollars in millions)                                       September 30, 1996              December 31, 1995
--------------------------------------------------------------------------------------------------------------
Interest-sensitive assets                                          $ 10,597                 $  9,682
Derivative instruments                                                2,450                    1,825
Interest-sensitive liabilities                                      (15,667)                 (14,493)
--------------------------------------------------------------------------------------------------------------
Net liability sensitivity                                          $ (2,620)                $ (2,986)
==============================================================================================================
Net liability sensitivity as a percentage of total assets             (11.7)%                  (13.3)%



                                  ASSET QUALITY

     Classified assets, which consist of nonaccrual assets, loans under foreclosure, REO, securities that exhibit credit quality weaknesses and performing loans (including substandard troubled debt restructurings), were as follows:


(dollars in thousands)                                                       September 30, 1996        December 31, 1995
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans and loans under foreclosure                                         $  77,653                $  69,707
REO                                                                                     25,956                   25,064
-------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                             103,609                   94,771
Troubled debt restructurings (classified as substandard)                                13,711                   13,094
Other classified assets                                                                 96,230                  113,217
-------------------------------------------------------------------------------------------------------------------------
Total classified assets                                                               $213,550                 $221,082
=========================================================================================================================

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


(dollars in thousands)                                       September 30, 1996     December 31, 1995
------------------------------------------------------------------------------------------------------
Nonperforming loans and REO by collateral type:
     Residential real estate                                          $  56,534               $46,414
     Residential construction                                             8,813                10,245
     Apartment buildings                                                    509                 3,934
     Other commercial real estate                                        27,000                28,937
     Consumer and manufactured housing                                   14,642                10,792
     Commercial business                                                    949                   824
     Reserve for REO losses                                              (4,838)               (6,375)
------------------------------------------------------------------------------------------------------
     Total nonperforming assets (loans and REO)                         103,609                94,771

======================================================================================================
Nonperforming assets as a percentage of total loans                        0.71%                 0.73%
Nonperforming assets as a percentage of total assets                       0.46                  0.42


          On January 1, 1995, Washington Mutual adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan. It is applicable to all loans except: large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include residential real estate and consumer loans because of the significant number of loans, their relatively small balances and historically low level of losses. All residential construction, commercial real estate and commercial business loans, regardless of loan amount, are individually evaluated for impairment. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At September 30, 1996, the Company had $21.5 million of restructured loans of which $13.7 million, though performing, were considered to be impaired. Troubled debt restructurings which were not considered to be impaired were restructured prior to 1995 and have been performing according to the terms of the restructure.

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

Changes in the reserve for loan losses were as follows:


                                                                     Three Months Ended          Nine Months Ended
                                                                      September 30, 1996        September 30, 1996
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    1996        1995         1996        1995
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                          $144,237    $139,878     $143,320    $132,499
Provision for loan losses                                                2,912       2,800        8,737       8,450
Reserves added through business combinations                                 -       1,425            -       5,372
Reserves charged-off:
  Residential                                                             (253)       (287)      (1,020)       (957)
  Residential construction                                                   -           -          (14)       (112)
  Commercial real estate                                                     -         (12)      (1,705)       (222)
  Manufactured housing, second mortgage and other consumer              (2,303)     (2,691)      (4,936)     (4,834)
  Commercial business/credits                                              (42)        (20)        (296)       (283)
-------------------------------------------------------------------------------------------------------------------
                                                                        (2,598)     (3,010)      (7,971)     (6,408)
Reserves recovered:
  Residential                                                               26           5           68         122
  Residential construction                                                   -           -            -          47
  Commercial real estate                                                   141         343          146         630
  Manufactured housing, second mortgage and other consumer                 201         229          580         715
  Commercial business                                                       16          12           55         255
-------------------------------------------------------------------------------------------------------------------
                                                                           384         589          849       1,769
-------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                $144,935    $141,682     $144,935    $141,682
===================================================================================================================

Ratio of net charge-offs during the period to average loans
   outstanding during the period                                          0.02%       0.02%        0.05%      0.04%

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

     An analysis of the reserve for loan losses was as follows:


                                                             September 30,      December 31,
(dollars in thousands)                                                1996              1995
--------------------------------------------------------------------------------------------
Allocated reserves:
  Commercial real estate                                         $  12,694         $  10,770
  Residential construction                                             193               158
  Commercial business                                                1,672                 -
--------------------------------------------------------------------------------------------
                                                                    14,559            10,928
Unallocated reserves                                               130,376           132,391
--------------------------------------------------------------------------------------------
                                                                 $ 144,935         $ 143,319
============================================================================================
Total reserve for loan losses as a percentage of:
          Total loans and recourse obligations                        0.99%             1.10%
          Nonperforming loans                                       186.64            205.60

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

     Washington Mutual's federal savings bank subsidiary is required by the Office of Thrift Supervision ("OTS") to maintain certain capital levels. In order to be classified as a well capitalized institution, the OTS requires banks it regulates to maintain a leverage ratio of at least 5.00 percent, total capital of a least 10.00 percent of risk- weighted assets, and core capital of at least 6.00 percent of risk-weighted assets. At September 30, 1996, the subsidiary was in compliance with all well capitalized requirements.

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

         11.1  Statement re computation of per share earnings

         27.1  Financial Data Schedule

     (b) During the quarter, the Company filed the following Current Report on Form 8-K:

         1. July 22, 1996 regarding the signing of a merger agreement with Keystone Holdings, parent holding company of ASB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 3, 1996.



                                       Washington Mutual, Inc.


                                       /s/ Douglas G. Wisdorf
                                       _____________________________________
                                       Douglas G. Wisdorf
                                       Deputy Chief Financial Officer, Senior
                                       Vice President and Controller

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Quarter Ended           Nine Months Ended
                                                                         September 30,             September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for per share amounts)                   1996         1995         1996         1995
--------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Interest income
  Loans                                                              $300,478     $276,912   $  863,973   $  817,376
  Available-for-sale securities                                       119,662       64,801      382,324      180,162
  Held-to-maturity securities                                           3,331       62,430        9,937      163,132
  Cash equivalents                                                        615        1,495        2,023        2,431
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                             424,086      405,638    1,258,257    1,163,101
Interest expense
  Deposits                                                            114,496      129,003      353,870      368,019
  Borrowings                                                          130,211      119,841      375,869      339,784
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                            244,707      248,844      729,739      707,803
--------------------------------------------------------------------------------------------------------------------
      Net interest income                                             179,379      156,794      528,518      455,298
  Provision for loan losses                                             2,913        2,800        8,738        8,450
--------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses             176,466      153,994      519,780      446,848

Other income
  Depositor fees                                                       21,122       15,057       56,785       40,573
  Loan servicing fees                                                   6,389        2,388       15,043        7,916
  Other service fees                                                    8,714        7,719       25,343       24,531
  Other operating income                                                4,238        3,694       13,386       13,048
  Gain on sale of loans                                                 3,432          228        9,186        1,361
  Gain (loss) on sale of other assets                                  (1,103)        (806)      (3,437)        (740)
--------------------------------------------------------------------------------------------------------------------
    Total other income                                                 42,792       28,280      116,306       86,689
Other expense
  Salaries and employee benefits                                       52,597       47,669      156,071      140,896
  Occupancy and equipment                                              21,267       17,258       61,204       54,259
  Regulatory assessments                                                4,213        4,253       11,764       16,993
  SAIF special assessment                                              35,654            -       35,654            -
  Other operating expense                                              35,187       27,339       95,979       82,305
  Amortization of goodwill and other intangible assets                  6,951        6,968       20,881       21,337
  Real estate owned ("REO") operations, inclusive of write-downs       (1,239)        (957)      (2,144)      (3,847)
--------------------------------------------------------------------------------------------------------------------
    Total other expense                                               154,630      102,530      379,409      311,943
--------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                         64,628       79,744      256,677      221,594
Income taxes                                                           24,454       28,056       95,615       76,883
--------------------------------------------------------------------------------------------------------------------
Net income                                                           $ 40,174     $ 51,688   $  161,062   $  144,711
====================================================================================================================
Net income attributable to common stock                              $ 35,569     $ 47,042   $  147,247   $  130,773
====================================================================================================================

Net income per common share:
  Primary                                                            $   0.49     $   0.66   $     2.04   $     1.88
  Fully Diluted                                                          0.49         0.64         1.98         1.83

Dividends declared per common share                                      0.23         0.19         0.66         0.57

See Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in thousands)                                                       September 30, 1996     December 31,1995
--------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
ASSETS
  Cash and cash equivalents                                                     $     462,761        $     598,272
  Trading account securities                                                            2,151                  238
  Available-for-sale securities                                                     6,275,086            7,768,115
  Held-to-maturity securities, fair value $192,369 and $186,521                       184,662              172,786
  Loans                                                                            14,533,370           13,025,567
  Loans held for sale                                                                 119,373                9,683
  REO                                                                                  25,956               25,064
  Bank premises and equipment                                                         235,214              219,056
  Goodwill and other intangible assets                                                140,300              161,127
  Other assets                                                                        434,824              440,471
------------------------------------------------------------------------------------------------------------------
      Total assets                                                              $  22,413,697        $  22,420,379
==================================================================================================================

LIABILITIES
  Deposits:
    Checking accounts                                                           $   1,562,569        $   1,336,340
    Savings and money market accounts                                               4,247,693            3,983,267
    Time certificates                                                               5,266,606            5,986,829
------------------------------------------------------------------------------------------------------------------
      Total deposits                                                               11,076,868           11,306,436
  Annuities                                                                           868,438              855,503
  Federal funds purchased                                                           1,030,500              430,000
  Securities sold under agreements to repurchase                                    4,335,058            3,965,820
  Advances from the Federal Home Loan Bank of Seattle ("FHLB")                      2,988,540            3,711,402
  Other borrowings                                                                    224,499              224,250
  Other liabilities                                                                   215,198              266,884
------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            20,739,101           20,760,295

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares authorized -
      6,122,400 and 6,122,500 shares issued and outstanding                                 -                    -
  Common stock, no par value: 100,000,000 shares authorized -
      72,154,580 and 71,804,527 shares issues and outstanding                               -                    -
  Capital surplus                                                                     730,696              722,986
  Valuation reserve for available-for-sale securities                                 (14,487)              78,348
  Retained earnings                                                                   958,387              858,750
------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    1,674,596            1,660,084
------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                $  22,413,697        $  22,420,379
==================================================================================================================

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Number of Shares
                                          ---------------------                            Valuation          Total
                                           Preferred    Common    Capital    Retained    Reserve for   Stockholders'
(in thousands)                                 Stock     Stock    Surplus    Earnings     Securities         Equity
--------------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Balance at June 30, 1996                      6,122    72,087    $728,914    $939,426     $(21,267)     $1,647,073
Net income                                        -         -           -      40,174            -          40,174
Cash dividends on preferred stock                 -         -           -      (4,604)           -          (4,604)
Cash dividends on common stock                    -         -           -     (16,609)           -         (16,609)
Common stock issued through stock
  options and employee stock plans                -        68       1,782           -            -           1,782
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -        6,780           6,780
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                 6,122    72,155    $730,696    $958,387     $(14,487)     $1,674,596
====================================================================================================================

Balance at June 30, 1995                      6,200    70,485    $707,671    $788,578     $ 24,129      $1,520,378
Net income                                        -         -           -      51,688            -          51,688
Cash dividends on preferred stock                 -         -           -      (4,646)           -          (4,646)
Cash dividends on common stock                    -         -           -     (13,145)           -         (13,145)
Common stock issued through stock
  options and employee stock plans                -       135       1,840           -            -           1,840
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -        1,117           1,117
Business combination accounted for as             -         -           -           -            -               -
  a pooling-of-interests                          -     1,034      13,012          (9)           9          13,012
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                 6,200    71,654    $722,523    $822,466     $ 25,255      $1,570,244
====================================================================================================================

Balance at December 31, 1995                  6,122    71,804    $722,986    $858,750     $ 78,348      $1,660,084
Net income                                        -         -           -     161,062            -         161,062
Cash dividends on preferred stock                 -         -           -     (13,814)           -         (13,814)
Cash dividends on common stock                    -         -           -     (47,611)           -         (47,611)
Common stock issued through stock
  options and employee stock plans                -       350       7,711           -            -           7,711
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -      (92,835)        (92,835)
Conversion of preferred stock to
  common stock                                   (1)        -          (1)          -            -              (1)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                 6,121    72,154    $730,696    $958,387     $(14,487)     $1,674,596
====================================================================================================================

Balance at December 31, 1994                  6,200    67,837    $692,923    $703,422     $(32,088)     $1,364,257
Net income                                        -         -           -     144,711            -         144,711
Cash dividends on preferred stock                 -         -           -     (13,938)           -         (13,938)
Cash dividends on common stock                    -         -           -     (38,374)           -         (38,374)
Common stock issued through stock
  options and employee stock plans                -       388       6,038           -            -           6,038
Adjustment in valuation reserve
  for available-for-sale securities               -         -           -           -       57,334          57,334
Business combination accounted for as
  a pooling-of-interests                          -     3,429      23,562      26,645            9          50,216
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                 6,200    71,654    $722,523    $822,466     $ 25,255      $1,570,244
====================================================================================================================

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Quarter Ended             Nine Months Ended
                                                                    September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 1996         1995          1996        1995
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   40,174   $   51,688   $  161,062  $   144,711
Adjustments to reconcile net income to net cash provided by
operating activities:
       Provision for loan losses                                      2,913        2,800        8,738        8,450
       (Gain) on sale of loans                                       (3,432)        (228)      (9,186)      (1,361)
       Loss on sale of other assets                                   1,103          674        3,437          740
       REO operations, exclusive of write-downs                      (1,239)        (957)      (2,144)      (3,847)
       Depreciation and amortization                                 15,859       14,733       33,558       24,209
       FHLB stock dividend                                           (5,313)      (3,272)     (15,088)     (13,778)
       Decrease (increase) in trading account securities            (12,089)        (195)        (722)      (1,330)
       Origination of loans, held for sale                         (293,422)     (13,138)    (891,534)     (23,932)
       Proceeds on sale of loans, held for sale                     262,546       10,829      751,845       22,304
       (Increase) in interest receivable                             (5,687)      (1,798)      (8,548)     (16,721)
       (Decrease) increase in interest payable                         (688)      (3,922)      (6,419)       1,823
       (Decrease) increase in federal income taxes payable           (2,077)      25,967       11,897       27,921
       (Increase) decrease in other assets                           (9,278)         728       93,413       (6,769)
       Increase in other liabilities                                 31,646       18,939        4,441       12,872
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 21,016      102,848      134,750      175,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                         (212,388)    (202,886)  (1,404,756)    (963,314)
Maturities and principal payments on
  available-for-sale securities                                     160,867       91,749      750,481      212,001
Sales of available-for-sale securities                              990,335      499,928    2,778,277      651,261
Purchases of held-to-maturity securities                             (4,278)     (14,671)     (19,521)     (70,464)
Maturities, calls and principal payments on
  held-to-maturity securities                                           289       65,467        8,228      133,421
Sales of loans                                                          215        8,186       61,335       19,391
Principal payments on loans                                         674,561      381,191    2,263,920    1,429,782
Origination and purchases of loans                               (1,480,618)  (1,089,668)  (4,681,630)  (2,855,763)
Sales of REO                                                         15,172        6,859       28,454       14,307
Other REO operations                                                    429        1,038          740        3,928
Expenditures for premises and equipment                             (19,244)      (9,954)     (35,228)     (27,948)
Acquisitions, net of cash acquired                                        -       59,550            -       69,348
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities             125,340     (203,211)    (249,700)  (1,384,050)

                 CONSOLIDATED STATEMENTS OF CASH FLOW CONTINUED

                                                                      Quarter Ended             Nine Months Ended
                                                                      September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                              1996         1995          1996        1995
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits                                      53,310      357,763     (227,598)     469,949
Increase in annuities                                                 2,089       14,135       12,935       51,120
Increase in federal funds purchased                                 260,500            -      600,500            -
(Decrease) increase in securities sold under short-term
  agreements to repurchase                                       (1,622,018)   1,063,908     (841,214)   1,746,295
Proceeds from securities sold under long-term
  agreements to repurchase                                        1,862,344      155,000    1,923,326    1,069,000
Repayment of securities sold under long-term
  agreements to repurchase                                         (550,950)           -     (712,874)    (213,000)
Proceeds from FHLB advances                                         843,000      586,098    2,259,290    1,176,792
Payments for maturing and prepaid FHLB advances                    (816,278)  (2,210,000)  (2,981,028)  (3,085,000)
Issuance of other borrowings                                              -      147,867            -      147,867
Payments of other borrowings                                            (12)         (35)        (184)        (121)
Common stock issued through stock options
  and employee stock plans                                            1,782        1,839        7,711        6,037
Cash dividends paid                                                 (21,213)     (17,791)     (61,425)     (52,312)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities              12,554       98,784      (20,561)   1,316,627
--------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents             158,910       (1,579)    (135,511)     107,869
       Cash and cash equivalents at beginning of period             303,851      371,704      598,272      262,256
--------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period               $   462,761  $   370,125  $   462,761  $   370,125
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

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                                                          Page
-----------------------------------------------------------------------------------------------------------------------
11.1 Statement re computation of per share earnings..........................................

27.1 Financial Data Schedule.................................................................