Form 10-K
period 1996-12-31
WASHINGTON MUTUAL INC
filed 1997-03-10
CIK 933136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             :

                         COMMISSION FILE NUMBER 0-25188

                            WASHINGTON MUTUAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  WASHINGTON                                    91-1653725
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
              1201 THIRD AVENUE                                   98101
             SEATTLE, WASHINGTON                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 461-2000
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                         WHICH REGISTERED
    ------------------------------------------------------------------------------------
                          Common Stock                        The Nasdaq Stock Market
    9.12% Noncumulative Perpetual Preferred Stock, Series C   The Nasdaq Stock Market
    7.60% Noncumulative Perpetual Preferred Stock, Series E   The Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997:
                       COMMON STOCK -- $5,625,829,311(1)

(1) Does not include any value attributable to 8,000,000 shares that are held in escrow and not traded.

     The number of shares outstanding of the issuer's classes of common stock as of January 31, 1997:

                         COMMON STOCK -- 126,272,191(2)

               (2) Includes the 8,000,000 shares held in escrow.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 15, 1997, are incorporated by reference into Part III.
================================================================================

                            WASHINGTON MUTUAL, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I..................................................................................    1
  ITEM 1. BUSINESS......................................................................    1
     The Company........................................................................    1
     The Reorganization.................................................................    1
     Business Strategy..................................................................    2
     Washington Mutual's Operating Subsidiaries.........................................    2
     Lending Activities.................................................................    4
     Asset Quality......................................................................    9
     Investing Activities...............................................................   10
     Sources of Funds...................................................................   12
     Asset and Liability Management.....................................................   14
     Business Combinations..............................................................   16
     Employees..........................................................................   16
     Taxation...........................................................................   16
     Environmental Regulation...........................................................   17
     Regulation and Supervision.........................................................   18
     Competitive Environment............................................................   24
     Principal Officers.................................................................   24
  ITEM 2. PROPERTIES....................................................................   25
  ITEM 3. LEGAL PROCEEDINGS.............................................................   26
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   26

PART II.................................................................................   26
  ITEM 5. MARKET FOR WASHINGTON MUTUAL'S COMMON STOCK AND RELATED SECURITY HOLDER
     MATTERS............................................................................   26
     Common Stock.......................................................................   26
     Preferred Stock....................................................................   27
     Payment of Dividends and Policy....................................................   27
  ITEM 6. SELECTED FINANCIAL DATA.......................................................   28
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
     OPERATIONS.........................................................................   30
     General............................................................................   30
     Results of Operations..............................................................   30
     Review of Financial Position.......................................................   39
     Asset Quality......................................................................   42
     Interest Rate Risk Management......................................................   48
     Liquidity..........................................................................   53
     Capital Requirements...............................................................   53
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................   54
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
     DISCLOSURE.........................................................................   54

PART III................................................................................   54

PART IV.................................................................................   54
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............   54

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     With a history dating back to 1889, Washington Mutual, Inc. ("Washington Mutual" or the "Company") is a regional financial services company committed to serving consumers and small to mid-sized businesses throughout the Western United States. Through its subsidiaries, the Company engages in the following activities:

     - MORTGAGE LENDING AND CONSUMER BANKING ACTIVITIES. Through its principal subsidiaries, Washington Mutual Bank ("WMB"), American Savings Bank, F.A. ("ASB"), and Washington Mutual Bank fsb ("WMBfsb"), at December 31, 1996, the Company operated 413 consumer financial centers and 96 loan centers offering a full complement of mortgage lending and consumer banking products and services. In 1996, WMB was the leading originator of first-lien, single-family residential loans in Washington and Oregon, while ASB was the second largest originator of such loans in California.

     - COMMERCIAL BANKING ACTIVITIES. Through the commercial banking division of WMB, at December 31, 1996, the Company operated 48 full-service business branches offering a range of commercial banking products and services to small and mid-sized businesses. WMB commenced its commercial banking activities through the acquisition of Enterprise Bank of Bellevue, Washington ("Enterprise") in 1995 and Western Bank of Coos Bay, Oregon ("Western") in 1996.

     - INSURANCE ACTIVITIES. Through WM Life Insurance Company ("WM Life") and ASB Insurance Services Inc. ("ASB Insurance"), the Company underwrites and sells annuities and sells a range of life insurance contracts, and selected property and casualty insurance policies.

     - SECURITIES ACTIVITIES. Through ASB Financial Services, Inc. ("ASB Financial"), Murphey Favre, Inc. ("Murphey Favre") and Composite Research & Management Co. ("Composite Research"), the Company offers full service securities brokerage and acts as the investment advisor to and the distributor of mutual funds.

     The Company operates in Washington, California, Oregon, Utah, Idaho, Montana, Arizona, Colorado and Nevada. At December 31, 1996, the Company had consolidated assets of $44.6 billion, deposits of $24.1 billion and stockholders' equity of $2.4 billion.

     On December 20, 1996, Washington Mutual consummated the merger of Keystone Holdings, Inc. ("Keystone Holdings") with and into the Company and certain other transactions in connection therewith (the "Keystone Transaction") and thereby acquired ASB. Washington Mutual issued 47,883,333 shares of common stock to complete the Keystone Transaction. At December 31, 1996, ASB had assets of $21.9 billion and deposits of $12.9 billion and operated 158 branches and 66 loan centers, substantially all of which were located in California.

     Washington Mutual continues to operate ASB under the name "American Savings Bank" in ASB's markets. Washington Mutual intends to introduce its consumer banking products and approaches throughout ASB's branch system and to expand ASB's loan origination capabilities.

THE REORGANIZATION

     Washington Mutual was formed in August 1994 by its predecessor, Washington Mutual Savings Bank ("WMSB"), a Washington state-chartered savings bank, for the purpose of serving as a holding company in the reorganization of WMSB into a holding company structure (the "Reorganization"). The Reorganization was completed in November 1994 through the merger of WMSB into WMB, with WMB as the surviving entity. As a result of the Reorganization, Washington Mutual became the parent company of the companies of which WMSB was, prior to the Reorganization, the parent company.

     As a result of the Reorganization, all common and preferred shareholders of WMSB became shareholders of Washington Mutual on a one-for-one basis with substantially the same relative rights, privileges and preferences. Except as noted otherwise, references herein to "Washington Mutual" or the "Company" refer to both (i) Washington Mutual, Inc. and its consolidated subsidiaries after the consummation of the Reorganization; and (ii) WMSB and its consolidated subsidiaries prior to the consummation of the Reorganization.

BUSINESS STRATEGY

     The main elements of the Company's strategic plan are:

     - Strengthen the Company's consumer banking franchise throughout the West. The Company focuses on increasing the number of households served within its market areas and the scope of its customer relationships. Washington Mutual primarily attracts new customers by offering competitive consumer-oriented deposit products, including "Free Checking" and money market accounts. The Company also offers residential mortgages and a variety of higher margin consumer loan products, including manufactured housing loans, home equity loans and lines of credit, automobile and boat loans, student loans, and unsecured consumer loans, as well as investment products such as mutual funds and annuities. To further its penetration within its principal markets, Washington Mutual delivers its products through several alternative distribution channels that allow it to target sub-markets within its franchise area. These alternative delivery channels complement the Company's freestanding financial center network and include in-store financial centers, loan centers, interactive banking kiosks, and telephone banking operations. The Company plans to strengthen its franchise through the continued introduction of its consumer banking products to all of its market areas, targeted de novo branch openings, and selected in-market acquisitions.

     - Expand the commercial banking franchise. The Company is developing a growing commercial banking presence in Washington, Oregon and Idaho. The commercial banking division of WMB, which operates primarily as "Western Bank," focuses on serving the needs of small and mid-sized businesses and offers a full range of commercial banking products, including business checking accounts and secured and unsecured loans. The lending activities of the commercial banking division generally provide higher margins than the Company's residential mortgage lending activities. The Company plans to expand its commercial banking activities within its existing market areas and eventually to other parts of the Company's franchise.

     - Limit sensitivity to interest rate movements. The Company intends to limit the sensitivity of its net interest income to movements in market interest rates. Through purchases and sales of loans and mortgage-backed securities and the retention of internally originated adjustable-rate mortgages ("ARMs"), the Company has decreased the percentage of fixed-rate assets and increased the percentage of adjustable-rate assets in its loan and investment portfolios in order to more closely match its liability base. The acquisition of ASB, with its portfolio of adjustable-rate loans and mortgage-backed securities ("MBS") furthered this strategy.

     The Company historically has used acquisitions to further its strategic plan. Since 1988, the Company has completed 20 acquisitions, two of which were commercial banks, which have expanded the Company's geographic service area beyond the state of Washington. The Company anticipates that acquisitions will continue to be an important element of its strategic plan in the future.

WASHINGTON MUTUAL'S OPERATING SUBSIDIARIES

     Washington Mutual Bank. WMB's principal business is providing a broad range of financial services, primarily to consumers. These services include accepting deposits from the general public and making residential mortgage loans, consumer loans and limited types of commercial real estate loans, primarily loans secured by multi-family properties. Beginning in the latter half of 1995, WMB, through its mergers with Enterprise and Western, diversified its activities by entering into commercial banking.

     At December 31, 1996, WMB had assets of $20.6 billion, deposits of $10.8 billion and operated 226 consumer financial centers, of which 155 were in Washington and 71 were in Oregon; 27 loan centers, of which 19 were in Washington and eight were in Oregon; and 48 full-service business branches, of which two were in Washington and 46 were in Oregon. WMB operates under Title 32 (Mutual Savings Banks) of the Revised Code of Washington. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

     On January 15, 1997, WMB completed the acquisition of United Western Financial Group, Inc. ("United") and its subsidiaries, including United Savings Bank, Uniwest Service Corporation and Western Mortgage Loan Corporation, for approximately $79.5 million in cash. United operated eight branches in Utah, one branch in Idaho and seven loan production offices. At January 15, 1997, United had assets of $404.1 million and deposits of $299.9 million.

     American Savings Bank, F.A. ASB's principal business is accepting deposits from the general public and making residential mortgage loans and loans secured by multi-family properties. At December 31, 1996, ASB had assets of $21.9 billion, deposits of $12.9 billion and operated 158 branches in California and 66 loan offices, of which 61 were in California, two in Arizona, two in Colorado and one in Nevada. ASB's deposits are insured by the FDIC through the SAIF.

     Washington Mutual Bank fsb. WMBfsb's principal business includes accepting deposits from the general public and making residential loans, consumer loans and limited types of commercial real estate loans, primarily loans secured by multi-family properties. At December 31, 1996, WMBfsb had assets of $935.3 million, deposits of $445.4 million, and operated 29 financial centers, of which 19 were in Utah, seven were in Idaho, two were in Montana and one was in Oregon, and operated one loan center in Idaho and two in Utah. On November 30, 1996, WMBfsb acquired by merger Utah Federal Savings Bank ("Utah Federal"), which operated five branches and two loan production offices in Utah and had assets of $122.1 million, deposits of $106.7 million and stockholders' equity of $12.0 million. WMBfsb's deposits are insured by the FDIC through the SAIF.

     WM Life Insurance Company. WM Life, an Arizona-domiciled life insurance company, is licensed under state law to issue annuities in seven states. In addition, WM Life owns Empire Life Insurance Co. ("Empire"), a Washington-domiciled life insurance company, which is currently licensed under state law to issue annuities in 28 states. WM Life currently issues fixed and variable flexible premium deferred annuities, single premium fixed deferred annuities and single premium immediate annuities. Empire currently issues fixed flexible premium deferred annuities and single premium immediate annuities. Both companies conduct business through licensed independent agents. The majority of such agents are employees of affiliates of the Company and operate in WMB's financial centers. Annuities presently are issued primarily in Washington and Oregon. At December 31, 1996, WM Life had assets of $1.1 billion.

     ASB Insurance Agency, Inc. ASB Insurance is a registered insurance broker that offers a wide array of products, including life, property and casualty insurance and annuities in California.

     ASB Financial Services, Inc. ASB Financial is a registered broker-dealer that distributes a broad array of mutual funds in California. ASB Financial representatives are available for consultation regularly or by appointment in many of ASB's branches.

     Composite Research & Management Co. Composite Research is a registered investment advisor and is the investment advisor of eight mutual funds. At December 31, 1996, Composite Research had a total of $1.4 billion in funds under management in the eight mutual funds.

     Murphey Favre, Inc. Murphey Favre is a registered broker-dealer that offers a broad range of securities brokerage services, including distribution of mutual funds in Washington, Oregon, Idaho, Utah and Montana. Murphey Favre has eight free-standing offices with representatives available for consultation regularly or by appointment in many of WMB's financial centers.

LENDING ACTIVITIES

     General. The Company's lending activities are carried on through its banking subsidiaries, WMB, ASB and WMBfsb. At December 31, 1996, the Company's total loan portfolio (carried at historical cost) of $30.7 billion (exclusive of reserve for loan losses) included $22.7 billion in mortgage loans secured by first liens on 1-4 family residential properties; $723.6 million in residential construction loans; $3.8 billion in mortgage loans secured by commercial real estate such as apartment buildings, office buildings, warehouses, shopping centers and medical office buildings; $3.2 billion in consumer loans; and $340.1 million in commercial business loans. For a discussion of the fair value of the loan portfolio, see "Consolidated Financial Statements -- Note 28: Fair Value of Financial Instruments."

     Washington state law gives state-chartered savings banks such as WMB broad lending powers, subject to certain statutory restrictions on total investment in different types of loans. WMB may make loans secured by residential and commercial real estate, secured and unsecured consumer loans, and secured and unsecured commercial loans. ASB and WMBfsb have somewhat narrower lending authority, but can make loans secured by residential and commercial real estate, certain secured and unsecured consumer loans, and a limited amount of secured and unsecured commercial loans.

     In originating loans, the Company must compete directly with other savings banks, savings and loan associations, commercial banks, credit unions, mortgage companies and life insurance companies (primarily in the commercial real estate area) and indirectly with government-sponsored entities ("GSEs") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"). In addition, the Company's lending activities are heavily influenced by economic trends affecting the availability of funds and by general interest rate levels, as well as by competitive factors such as the lower cost structure of less regulated originators and the influence of GSEs in establishing rates. The condition of the construction industry and the demand for housing also directly affect residential and commercial real estate lending volumes.

     In addition to interest earned on loans, the Company receives fees for originating loans and for providing loan commitments. The Company also charges fees for loan modifications, late payments, changes in property ownership and other miscellaneous services. Fees received in connection with loan originations are deferred and amortized into interest income over the life of the loan. The Company also receives fees for servicing loans for others.

  Residential Loans

     General. The bulk of the Company's residential loan portfolio is in California, Washington and Oregon . All of the Company's residential mortgage lending is subject to nondiscriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of Company personnel, depending on the size of the loan.

     The Company requires title insurance on all first liens on real property securing loans and also requires that fire and casualty insurance be maintained on properties in an amount at least equal to the total of the Company's loan amount plus all prior liens on the property or the replacement cost of the property, whichever is less.

     Mortgage insurance currently is required on all residential real estate loans originated at a loan-to-value ratio of 90% or above. Any exceptions must be reported to the board of directors of the subsidiary bank issuing the credit. At December 31, 1996, 6% of the Company's residential real estate loan portfolio had loan-to-value ratios that equaled or exceeded 90% at origination and were without mortgage insurance.

     Under federal regulations, a real estate loan may not exceed 100% of the appraised value of the property at the time of origination. In addition, depository institutions are required by regulation to adopt written policies that establish appropriate limits and standards for real estate loans and to consider certain regulatory guidelines in establishing these policies. These guidelines specify that depository institutions should not originate any commercial, multi-family or nonowner-occupied 1-4 family mortgage loan with an initial loan-to-value ratio in excess of 85%. The guidelines further provide that depository institutions should not originate any owner-occupied 1-4 family mortgage loan with a loan-to-value ratio that equals or exceeds 90% at origination, unless such loan is protected by an appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. These real estate lending guidelines recognize that it may be appropriate for a depository institutions to originate mortgage loans with loan-to-value ratios exceeding these specified levels, provided that the aggregate amount of all loans in excess of these limits does not exceed a specified level of such depository institution's total capital and such loans are identified in the depository institution's records and reported at least quarterly to its board of directors.

     WMB and WMBfsb Residential Lending. WMB makes available to borrowers in Washington and Oregon a full range of residential loans, including FHA-insured, VA-guaranteed and conventional fixed-rate loans for terms of five, 15 or 30 years, in addition to ARMs. WMBfsb makes the same loan products available to customers in Utah, Montana and Idaho.

     ARMs are advantageous to the Company because adjustable-rate loans better match the Company's natural liability base. However, WMB's and WMBfsb's ability to originate ARMs in lieu of fixed-rate loans has varied in response to changes in market interest rates. Between 1992 and 1993, ARMs constituted less than 25% of WMB's residential loan originations, reflecting continuing lower market interest rates. When interest rates rose in 1994, ARMs totaled 62% of WMB's residential loan originations. However, interest rates declined in mid-1995 and, as a result, ARMs totaled 32% of WMB's and 28% of WMBfsb's residential loan originations during 1995. For the year ended December 31, 1996, ARMs accounted for 35% of WMB's and 33% of WMBfsb's residential loan originations.

     Under WMB's and WMBfsb's current ARM programs, the borrower may choose among loans that have the initial interest rate fixed for one, three or five years before the adjustments begin. Currently, such ARMs are indexed to the one-year Constant Maturity Treasury Index and have annual caps of 2%. Under most programs, the borrower may elect, between the sixth and the sixtieth months, to convert to a fixed-rate loan payable over the remainder of the original term. There is no conversion fee, and the fixed interest rate is indexed to the then-current required net yield for loans sold to FNMA.

     The majority of WMB's and WMBfsb's loan originations satisfy all requirements to make them saleable in the secondary market. In 1996, WMB and WMBfsb securitized and sold $1.0 billion of their fixed-rate loans, but did not sell any ARMs. See "-- Loan Securitization."

     WMB and WMBfsb originate loans through all of their branches, as well as through home loan centers and loan representatives located in real estate brokers' offices. In addition, a small portion of their originations comes through loan brokers. WMB was the leading originator of first lien residential mortgage loans in both Washington and Oregon for the year ended December 31, 1996.

     ASB Residential Lending. ASB offers an array of mortgage products to customers in California, Arizona, Nevada and Colorado. The primary products are ARMs indexed to the 11th District Cost of Funds Index ("COFI") that adjust monthly with maturities up to a maximum of 40 years; mortgages that have a fixed initial rate for up to five years and then reprice monthly at a set margin over COFI until maturity ("Flex-5 Loans"); and fixed-rate 15-, 20- and 30-year mortgages. During 1996, substantially all of ASB's ARM residential loan originations were indexed to COFI.

     As interest rates increased in the latter part of 1994 and the first part of 1995, the rates on COFI ARMs rose and the difference between those rates and the rates on fixed-rate loans narrowed. As a result, ASB's origination volume of fixed-rate loans increased, while the origination volume of adjustable-rate loans stabilized. The same conditions also made the Flex-5 Loans more popular. In 1996, even though long-term interest rates were generally higher than in 1995, originations of fixed-rate products remained consistent with 1995. ASB no longer offers Flex-5 Loans. Nevertheless, because ASB sells virtually all of its fixed-rate product on the secondary market, its portfolio is composed almost entirely of ARMs. At December 31, 1996, ASB's gross loan balance consisted of 98% ARMs and 2% fixed-rate loans. Interest rates on the majority of the ARMs adjust monthly to a predetermined margin over COFI.

     The monthly payments on substantially all of ASB's ARMs adjust annually with the adjustment limited to 7.5% per year (except at the end of each five-year interval during the life of the loan, when the payment may be adjusted by more than 7.5% to assure that the loan will amortize over the remaining term). These protections for borrowers can result in monthly payments that are greater or less than the amount necessary to amortize a loan by its maturity at the interest rate in effect in any particular month. In the event that a monthly payment is not sufficient to pay the interest accruing on the loan, the shortage is added to the principal balance and is repaid through future monthly payments. This is referred to as negative amortization. The portion of outstanding loan principal arising from negative amortization was $30.7 million at December 31, 1996.

     The majority of ASB's fixed-rate loan originations are saleable in the secondary market either through FNMA or FHLMC or, in the case of loans with balances larger than the FNMA/FHLMC limit for conforming loans ("Jumbo loans"), to private investors. Substantially all such originations during 1996 (15% of residential loan originations) have been sold. The remainder of ASB's residential loan originations, consisting almost entirely of COFI ARMs, was retained in ASB's portfolio.

     One of the primary market segments in which ASB originates loans for its portfolio is that group of borrowers who generally meet ASB underwriting standards, but who are unable to provide some of the documentation required to meet GSE secondary market rules. These loans are referred to as low documentation (or alternative documentation) loans. Approximately 48% of ASB's 1996 portfolio originations consisted of low documentation loans. The documentation that is omitted generally relates to the credit or employment history of the borrower and not to the value of the collateral. All low documentation loans are fully supported by appraisals and title insurance. In addition, the maximum loan-to-value ratio on low documentation loans is 80% and such ratio decreases as the amount of the loan increases. The average loan-to-value ratio on all low documentation loans originated during 1996 was 70%.

     The delinquency experience on low documentation loans originated by ASB in 1994, 1995 and 1996 is comparable to the experience on ASB's COFI ARM portfolio as a whole. The delinquency experience on ASB's portfolio as a whole has historically been higher than the delinquency experience at WMB and WMBfsb.

     ASB does not originate residential mortgage loans in its branches. All direct originations (49% of total 1996 residential originations) are through its 66 loan centers. In addition, ASB indirectly originates loans through independent mortgage brokers throughout the state of California. Indirect originations accounted for the balance of total 1996 residential loan originations.

     ASB's wholesale mortgage broker distribution channel was established in 1991 to serve geographic regions not covered by residential loan centers. Initially the participating brokers were primarily in northern California, but in 1993 the program was expanded to the rest of the state. Participation grew through 1996 and the broker distribution channel is now a significant element of ASB's overall lending strategy, including its more recently opened loan production offices in Arizona, Colorado and Nevada. To monitor credit quality, ASB conducts extensive due diligence and reviews the stability and credit experience of each broker prior to accepting any loan packages. Loan production from the wholesale channel is subjected to the same underwriting standards as loan production from the residential loan centers. All underwriting decisions are made by ASB personnel.

     Residential Construction Loans. WMB and WMBfsb provide financing for two different categories of residential construction loans. A custom construction loan is made to the intended occupant of a house to finance its construction. Speculative construction loans are made to borrowers who are in the business of building homes for resale. Speculative construction loans are made either on a house-by-house basis or, in certain circumstances, through a collateralized, limited line of credit. Speculative construction lending involves somewhat more risk than custom construction loans and involves different underwriting considerations. All construction loans require approval by various levels of WMB and WMBfsb personnel, depending on the size of the loan. Construction loans for nonconforming residential properties (properties other than single-family detached houses) are subject to more stringent approval requirements than loans for conforming properties.

     Residential construction loans are an integral part of WMB's and WMBfsb's overall lending program. Construction loans are of short duration, generally 12 to 18 months, and have adjustable rates, so they are an important element in the Company's interest rate sensitivity management. Speculative construction loans are generally priced at a higher spread than are permanent residential loans.

     In addition, the residential construction loan program provides a source of permanent loans. Most custom construction loans have provisions for conversion to permanent loan status upon completion of construction. Speculative construction builders are a good source of referrals when their buyers need financing. WMB and WMBfsb have a program under which they waive certain closing fees for borrowers who are buying homes for which WMB and WMBfsb provided construction financing.

     At December 31, 1996, 59% of the residential construction portfolio was custom construction loans and 41% was speculative construction loans. The demand for residential construction loans is sensitive to the same factors as the market for residential loans generally. Low market interest rates help to improve the market for houses generally and this, in turn, stimulates new construction. As a result, originations of residential construction loans for 1996 totaled $1.3 billion, an increase of 38% from $935.8 million in 1995.

     Historically, ASB has not originated residential construction loans.

  Commercial Real Estate Loans.

     General. Commercial real estate lending generally entails greater risks than residential mortgage lending. Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. In recent years, commercial real estate values in many areas of the country have substantially declined, particularly in California, as a result of excess supply and weak economies.

     In all commercial real estate lending, the Company considers the location, marketability and overall attractiveness of the project. Washington Mutual's current underwriting guidelines for commercial real estate loans require an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. Commercial real estate loans require approval at various levels of Company personnel, depending on the size of the loan.

     WMB and WMBfsb Commercial Real Estate Lending. The Boards of Directors of both WMB and WMBfsb have adopted lending policies that generally limit future commercial real estate loan originations to Washington, Oregon, Idaho, Utah, Montana, and contiguous states. WMB's existing commercial real estate loan portfolio is principally concentrated in Washington, Oregon and California. WMBfsb's commercial real estate loan portfolio is concentrated in Utah and Montana.

     During the past few years, WMB and WMBfsb focused their commercial real estate lending on small and mid-sized apartment lending (loans of $2.5 million or less). During 1996, WMB and WMBfsb broadened their lending scope by originating or approving $101.3 million of nonresidential real estate loans in addition to $209.3 million of apartment loans. In addition, both the Enterprise and Western commercial real estate portfolios were predominantly nonresidential. However, the relatively small size of both Enterprise and Western before they merged with WMB placed constraints on the size and to some extent the type of loans they could make. For example, the individual loan size limitations made meaningful participation in office building and urban retail loans impossible. With the added flexibility provided by WMB's size, the type and size of commercial real estate loans that the commercial banking division will be able to make will change. This will generally increase the risk characteristics of the commercial loan portfolio.

     ASB Commercial Real Estate Lending. ASB's commercial real estate loan portfolio is concentrated in California. Due to ASB's past desire to remain a "traditional thrift lender," management historically did not emphasize commercial loan originations other than for apartment properties. No commercial loans, other than apartment and mobile home park loans, have been originated by ASB since 1994, at which time such commercial loans represented approximately 1% of total loan originations by principal balance. Because of credit weaknesses in the small and mid-sized apartment house market in California, ASB tightened its underwriting of apartment loans in 1994. Due to tightened underwriting standards, apartment loan originations declined as a percentage of total real estate lending from 11% in 1994 to 5% in both 1995 and 1996. From time to time, ASB refinances its existing nonresidential commercial real estate loans.

     Loan Securitization. The Company from time to time, depending on its asset and liability management strategy, converts a portion of its loans into either FHLMC participation certificates, GNMA MBS or FNMA conventional MBS (collectively, "GSE MBS"). This securitization of its loans provides the Company with increased liquidity both because the mortgage securities are more readily marketable than the underlying loans and because they can be used as collateral for borrowing.

     WMB has historically securitized a portion of its fixed-rate loan production that is held for sale or originated with the intent to hold for sale in order to sell those MBS in the secondary market and, from time to time, securitizes other loans and retains the resulting MBS as investment securities. ASB generally securitizes substantially all of its FNMA/FHLMC conforming fixed-rate production for potential sale in the secondary market. Loans securitized through GSEs for sale in the secondary market are sold without recourse and become obligations of the applicable GSE. Generally, the servicing of the loans is retained by the Company with the servicing fee income fixed by the relevant GSE.

     In 1995 and 1996, the Company securitized loans with FHLMC and FNMA under programs in which the GSE has recourse against the originator of the loans. These securitizations are generally less costly and may require less documentation than securitizations without recourse. These MBS are generally saleable in the secondary market and can be used as collateral for borrowings and to meet regulatory liquidity requirements. Generally, however, MBS created under this program are retained by the originator, and the Company has retained the majority of MBS created under these programs. The Company has also sold securitized loans with recourse. At December 31, 1996, the Company's total recourse obligation with respect to securitized loans was $7.3 billion.

     In 1995, ASB created a real estate mortgage investment conduit (a "REMIC") by means of which it securitized a pool of loans consisting of $1.2 billion in apartment loans and $200.0 million of its Flex-5 Loans. To date, ASB has not sold any portion of this REMIC and the entire amount is still owned by ASB with full recourse.

     When MBS composed of loans originated by the Company's banking subsidiaries are owned by such banking subsidiaries, they are serviced in the same manner as any other loan in the loan portfolio. In addition, when loans sold with recourse become nonperforming, the loans and the associated collateral properties are included in the Company's total nonaccruing assets.

     Manufactured Housing, Second Mortgage and Other Consumer Loans. WMB and WMBfsb offer consumer loan programs in Washington, Oregon, Utah, Idaho and Montana that include: (i) manufactured housing loans; (ii) second mortgage loans for a variety of purposes, including purchase, renovation, or remodeling of property, and for uses unrelated to the security; (iii) loans for the purchase of automobiles, pleasure boats and recreational vehicles; (iv) student loans; and (v) loans for general household purposes, including loans made under Washington Mutual's secured line of credit programs. Consumer loans, in addition to being an important part of the Company's orientation toward consumer financial services, promote greater net interest income stability because of their somewhat shorter maturities and faster prepayment characteristics. The size of the consumer loan portfolio has grown in recent years. It is management's intention to introduce these products into ASB's service area. Lending in this area may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

     Consumer loans generally are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness, including such factors as income, other indebtedness and credit history. Secured consumer loan amounts typically do not exceed 80% of the value of the collateral, less the outstanding balance of any first-mortgage loan. Manufactured housing loans do not exceed 90% of the value of the collateral plus taxes and other costs. Additional limitations may be based on the customer's income, credit history and other factors showing creditworthiness. Lines of credit are subject to periodic review, revision and, when deemed appropriate by the Company, cancellation as a result of changes in the borrower's financial circumstances.

     ASB has originated various types of consumer loans that are generally unsecured lines of credit and loans that are secured by personal property. These loans have historically been provided as a service to ASB's existing customers and have not represented a significant portion of its business. In the first quarter of 1994, ASB discontinued its credit card operations and sold its entire credit card portfolio for a gain of $25.0 million.

     Commercial Business Loans. At year-end 1996, the commercial banking division offered a full range of commercial banking products and services through 48 free-standing, full-service business branches, supplemented by 10 business banking centers located near or in WMB financial centers. The Company's commercial business loans are mainly loans to small and mid-sized businesses and to individuals. They are secured by a variety of business and personal assets or, in some cases, are unsecured. In 1996, the division originated $348.4 million of commercial business loans and the commercial business loan portfolio totaled $340.1 million at December 31, 1996.

ASSET QUALITY

     General. Washington Mutual reviews its assets for weakness on a regular basis. Reserves are maintained for assets classified as substandard or doubtful. Any portion of an asset classified as loss is immediately written off. Washington Mutual's comprehensive process for identifying impaired assets, classifying assets and asset review is performed on a quarterly basis. The objective of the review process is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts.

     The principal measures of asset problems are the levels of nonaccrual loans, loans under foreclosure and real estate owned ("REO"), which collectively are classified as nonperforming assets, levels of impaired loans, the amount of the provision for loan losses, loan charge-offs, and write-downs in the value of REO. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Asset Quality -- Classified Assets."

     Management ceases to accrue interest income on any loan that becomes 90 days or more delinquent and reserves all interest accrued up to that time. In addition, when circumstances indicate concern as to the future collectibility of the principal of a commercial real estate loan, management stops accruing interest on the loan, whether or not it has reached the 90-day delinquency point. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans on which interest is not being accrued are referred to as loans on nonaccrual status.

     Nonperforming loans include loans on which payment is 90 days or more delinquent and loans that are under foreclosure (a category that includes properties for which decrees of foreclosure have been granted but that are held under sheriffs' certificates pending expiration of the borrowers' redemption rights).

     REO. Real estate that served as security for a defaulted loan and becomes REO is recorded on the Company's books at the lower of the outstanding loan balance (net of any reserves charged off) or fair value, the determination of which takes into account the effect of sales and financing concessions that may be required to market the property. If management's estimate of fair value at the time a property becomes REO is less than the loan balance, the loan is written down at that time by a charge to the reserve for loan losses.

     The REO reserve provides for losses that may result from unforeseen market changes in the REO portfolio and declines in fair values of properties subsequent to their initial transfer to REO. REO properties are analyzed periodically to determine the adequacy of the REO reserve. Any adjustment in the reserve that results from such evaluations is charged to the results of REO operations in the period in which it is identified. Personal property that has been repossessed is recorded at the lower of the outstanding loan balance (net of any charge-offs) or fair value at the time the property was repossessed. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Asset Quality" for further discussion.

     Provision for Loan Losses and Reserve for Loan Losses. Loan loss reserves are based upon management's continuing analysis of pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, historical loan loss experience, industry-wide loss experience, current and anticipated economic conditions and detailed analysis of individual loans and credits for which full collectibility may not be assured, as well as management's policies, practices and intentions with respect to credit administration and asset management.

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews the Company's loan portfolio for specific weaknesses. Residential construction, commercial real estate and commercial business loans are evaluated individually for impairment. This detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged-off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss or impairment has incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

     Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has not yet been identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures.

     The Company recorded an additional $125.0 million to the reserve for loan losses at the closing of the merger with Keystone Holdings. The additional reserve for loan losses was provided principally because a number of credit administration and asset management philosophies and procedures of WMB differed from those of ASB. The Company is conforming ASB's administration, philosophies and procedures to those of WMB and WMBfsb. The additional reserve for loan losses was to a lesser degree provided because the Company believed that while there had been an increase in the value of residential real estate in certain California markets, a decline in collateral values in some portions of the California real estate market occurred in 1996.

     It is possible that the provision for loan losses may, in the future, change as a percentage of total loans. The reserve for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Asset
Quality -- Provision for Loan Losses and Reserve for Loan Losses."

INVESTING ACTIVITIES

     General. Washington Mutual has authority under state law to make any investment, but may be subject to certain restrictions imposed by the Home Owners' Loan Act ("HOLA"). Under Washington state law, WMB has authority to make any investment deemed prudent by its board of directors, and may invest in commercial paper, corporate bonds, mutual fund shares, debt and equity securities issued by creditworthy entities and interests in real estate located inside or outside of Washington state. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, prohibits a state bank (such as WMB) from making or retaining equity investments that are not permissible for a national bank, subject to certain exceptions.

     ASB and WMBfsb have authority to make investments specified by HOLA and applicable regulations, including the purchase of governmental obligations, investment-grade commercial paper, and investment-grade corporate debt securities. Under the laws of the states of Arizona and Washington, respectively, WM Life and Empire have broad authority to make investments in debt and equity securities subject to applicable reserve requirements and risk-based capital requirements.

     Effective January 1, 1994, Washington Mutual adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement required investment and equity securities to be segregated into three categories:
"trading" securities, "held-to-maturity" securities and "available-for-sale" securities. As a result of SFAS No. 115, at December 31, 1996, a net unrealized gain (on an after-tax basis) of $41.7 million associated with available-for-sale securities was included as a separate component of stockholders' equity. At December 31, 1996, the Company's investment portfolio included $2.9 billion of held-to-maturity securities (with a fair value of $2.9 billion), $9.1 billion of available-for-sale securities and $1.6 million of trading account securities. At December 31, 1996, MBS accounted for $10.5 billion or 87% of the total investment portfolio.

     The Company's investment portfolio by investment type at carrying value consisted of the following:

                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                          1996            1995            1994
                                                       -----------     -----------     ----------
                                                       (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations.............  $   279,189     $   345,510     $  565,025
  Corporate debt obligations.........................      479,836         607,926        617,548
  Municipal obligations..............................      108,271          92,508         80,762
  Equity securities..................................      639,287         525,153        387,997
                                                       -----------     -----------     ----------
                                                         1,506,583       1,571,097      1,651,332
Mortgage-backed securities:
  U.S. government agency.............................    9,633,439      12,561,748      6,113,146
  Private issue......................................      831,432       1,222,270        913,941
                                                       -----------     -----------     ----------
                                                        10,464,871      13,784,018      7,027,087
Derivative instruments:
  Interest rate exchange agreements..................         (646)        (11,847)        18,654
  Interest rate cap agreements.......................        2,460           9,415         41,690
                                                       -----------     -----------     ----------
                                                             1,814          (2,432)        60,344
                                                       -----------     -----------     ----------
     Total investment portfolio......................  $11,973,268     $15,352,683     $8,738,763
                                                       ===========     ===========     ==========

     For a discussion of the stated maturities of the Company's investment portfolio at December 31, 1996, see "Consolidated Financial Statements -- Note 4: Available-for-Sale Securities" and "-- Note 5: Held-to-Maturity Securities."

     The risk of loss upon default of the borrower is generally greater for corporate debt securities than for real estate loans. In addition, investments by the Company in debt or equity securities of an issuer are generally much larger than investments in any particular real estate loan, resulting in a greater effect on the Company in the event of default or decline in market value. The Company regularly analyzes these securities for impairment of value and makes adjustments in their carrying value or yield as appropriate.

     Historically, the yield on private-issue MBS, collateralized mortgage obligations ("CMOs"), and purchased loan pools has exceeded the yield on GSE MBS because they expose the Company to certain risks that are not inherent in GSE MBS, such as credit risk and liquidity risk. These assets are not guaranteed by the U.S. government or one of its agencies because the loan size, underwriting or underlying collateral of these assets often does not meet set industry standards. Consequently, there is a higher potential of loss of the principal investment. Additionally, the Company may not be able to sell such assets in certain market conditions as the number of interested buyers may be limited at that time. Furthermore, the complex structure of certain collateralized mortgage obligations in the Company's portfolio increases the difficulty in assessing the portfolio's risk and its fair value. Examples of some of the more complex structures include certain collateralized mortgage obligations where the Company holds subordinated tranches, certain collateralized mortgage obligations that have been resecuritized, and certain securities that contain a significant number of Jumbo loans.

     In 1996, in an effort to reduce the aforementioned risks, the Company instituted a policy of performing credit reviews on each individual security or loan pool prior to purchase. Such a review includes consideration of the collateral characteristics, borrower payment histories and information concerning loan delinquencies and losses of the underlying collateral. After a security is purchased, similar information is monitored on a periodic basis. Furthermore, the Company has established internal guidelines limiting the geographic concentration of the underlying collateral.

     At December 31, 1996, the Company held $831.4 million of private-issue MBS. Of that amount, 20% were the highest investment grade (AAA), 66% were rated investment grade (AA or A), 9% were rated lowest investment grade (BBB) and 5% were rated below investment grade (BB or below). The Company's policy is not to purchase securities that are below investment grade. The below investment grade securities in the Company's portfolio at December 31, 1996 were the result of downgrades of such securities by the rating agencies. The Company recognized losses of $2.4 million during 1996 and $8.4 million in 1995 on certain securities in the below investment grade portfolio due to credit quality deterioration.

     At December 31, 1996, the Company held $639.3 million of equity securities in its available-for-sale securities portfolio. Federal Home Loan Bank ("FHLB") stock was $465.1 million or 73% of the total.

SOURCES OF FUNDS

     Deposits. At December 31, 1996, WMB accepted deposits at 274 financial centers in Washington and Oregon, ASB accepted deposits at 158 branches in California, and WMBfsb accepted deposits at 29 financial centers in Utah, Idaho, Montana and Oregon. The Company's banking subsidiaries compete with other financial institutions in attracting savings deposits. Competition from commercial banks has been particularly strong due to their extensive distribution systems. In addition, there is strong competition for customer dollars from credit unions, mutual funds and nonbank corporations, such as securities brokerage companies and other diversified companies, some of which have nationwide networks of offices.

     In recent years, deposit growth has resulted almost exclusively from business combinations. At December 31, 1996, the Company's deposits totaled $24.1 billion. Business combinations during 1994, 1995 and 1996 added $211.5 million, $417.1 million and $13.7 billion in deposits, including $12.9 billion in deposits from the Keystone Transaction. ASB has also grown deposits through acquisitions, with $4.0 billion in acquired deposits over its eight-year life. Without the addition of the acquired deposits, the Company's deposits would have decreased from December 31, 1993 to December 31, 1996.

     The Company offers traditional passbook and statement savings accounts as well as checking accounts. In addition, the Company offers money market deposit accounts ("MMDAs") with higher minimum balances that offer higher yields.

     WMB's and WMBfsb's Deposits. WMB and WMBfsb offer a broad range of deposit products and at December 31, 1996 had a total of $11.1 billion in deposits, $5.3 billion of which were time deposits, $4.2 billion of which were MMDAs and savings accounts; and $1.6 billion of which were checking accounts. The most popular time deposit is a product called "Investor's Choice," which is a time deposit with maturities available from one to 120 months in any one of three deposit size categories. Interest rates on Investor's Choice time deposits generally increase with increased maturity and amount. Less than 50% of deposits at December 31, 1996 were time deposits and of those, only $1.0 billion or 19% of total time deposits had remaining maturities longer than one year.

     Since 1995, WMB and WMBfsb have been heavily promoting a "Free Checking" account. This account has helped to reduce the overall cost of funds by increasing the percentage of deposits that are noninterest-bearing. At December 31, 1996, $726.6 million or 44% of WMB's and WMBfsb's total checking accounts did not bear interest.

     WMB and WMBfsb have also actively promoted MMDAs because, while a somewhat volatile source of deposits, they have the advantage of being variable-rate liabilities. At December 31, 1996, WMB and WMBfsb had an aggregate of $3.3 billion in MMDAs and only $921.3 million in regular savings accounts.

     Wholesale deposits, primarily time deposits, are sold to political subdivisions and public agencies. The Company considers wholesale deposits to be a borrowing source rather than a customer relationship.

     ASB's Deposits. Like WMB and WMBfsb, ASB's deposit liabilities are primarily short term. Of ASB's total deposits of $12.9 billion at December 31, 1996, only $1.1 billion was in time deposits with remaining maturities of longer than one year.

     Like WMB and WMBfsb, ASB has also promoted a checking account product, in its case, "Mileage Checking." Mileage Checking is, unlike Free Checking, an interest-bearing checking account product. At December 31, 1996, ASB had total interest-bearing checking deposits of $1.2 billion. Management of the Company hopes to reduce ASB's cost of funds in the future by introducing Free Checking in ASB's markets and discontinuing Mileage Checking. Management also hopes to interest more of ASB's depositors in MMDAs, which currently account for only 15% of ASB's deposits.

     Borrowings and Annuities. The Company uses borrowings, in addition to deposit acquisitions, as an integral part of funding its growth. In addition to the borrowings discussed below, at December 31, 1996, the Company was in a position to obtain an additional $9.7 billion, primarily through the use of collateralized borrowings and deposits of public funds using unpledged mortgage-backed securities and other wholesale borrowing sources. See "Management's Discussion and Analysis of Financial Position and Results of Operation -- Liquidity."

     Borrowings include the sale of securities subject to repurchase agreements, the purchase of federal funds, the issuance of mortgage-backed bonds or notes, capital notes and other types of debt securities, and funds obtained as advances from the FHLB of Seattle and the FHLB of San Francisco. The Company also has access to the Federal Reserve Bank's discount window. Under Washington state law, WMB may borrow up to 30% of total assets, but sales of securities subject to agreements to repurchase are not deemed borrowings under such law, and borrowings from federal, state or municipal governments, agencies or instrumentalities thereof also are not subject to the 30% limit.

     The Company actively engages in repurchase agreements with authorized broker-dealers and major customers selling U.S. government and corporate securities and MBS under agreements to repurchase them or similar securities at a future date. At December 31, 1996, the Company had $7.8 billion of such borrowings.

     WMB, WMBfsb and WM Life are members of the FHLB of Seattle and ASB is a member of the FHLB of San Francisco. As members, each company maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. At year-end 1996, WMB, ASB, WMBfsb, and WM Life had credit lines of 30%, 30%, 45% and 20%, respectively, of total regulatory assets. At December 31, 1996, advances under these credit lines totaled $7.2 billion and were secured in aggregate by grants of security interests in all FHLB stock owned, deposits with the FHLB, and certain mortgage loans and deeds of trust and securities of the U.S. government and agencies thereof.

     In August 1995, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the offering, on a delayed or continuous basis, of up to $250.0 million of debt securities, of which $100.0 million remains available.

     In December 1996, Washington Mutual entered into two Revolving Credit Facilities (the "Facilities"): a $100.0 million 364-day facility and a $100.0 million four-year facility. Chase Manhattan Bank is administrative agent for the Facilities. At December 31, 1996, no monies had been drawn. However, in January 1997, $150.0 million was borrowed, in part, for the redemption of $354.0 million of debt securities of a Keystone Holdings' subsidiary, and in February 1997, another $20.0 million was drawn. See "Consolidated Financial Statements -- Note 16: Other Borrowings" for further discussion. The remaining proceeds of the Facilities are available for general corporate purposes, including providing capital at a subsidiary level.

     WM Life and Empire issue fixed annuity contracts through licensed agents who are employees of subsidiaries of the Company and operate in WMB financial centers. Currently, annuities are issued primarily in Washington and Oregon. At December 31, 1996, the policy value of such contracts was $807.4 million. WM Life also issues variable annuity contracts. At December 31, 1996, the policy value of such contracts was

$70.7 million. All annuity contracts impose a contractual surrender charge in the event of a customer's withdrawal of funds within a certain number of years (in the case of most of WM Life's fixed annuity contracts, five years) from the date the annuity contract was issued.

ASSET AND LIABILITY MANAGEMENT

     The long-run profitability of the Company depends not only on the success of the services it offers to its customers and the quality of its loans and investments, but also the extent to which its earnings are unaffected by changes in interest rates. The Company's asset and liability management strategy attempts to reduce the risk of a significant decrease in net interest income caused by interest rate changes without unduly penalizing current earnings.

     WMB and WMBfsb, as is true of many financial institutions, have had a mismatch between the maturity of its assets and liabilities. Their customers generally prefer short-term deposits (see "Sources of Funds -- Deposits") and many of them also prefer long-term fixed-rate loans. This mismatch is not a problem when interest rates are stable or declining. However, with a rise in short-term interest rates, as was experienced throughout most of 1994, the interest paid on deposits and other short-term borrowings increases much more quickly than the interest earned on loans and investments. The result for WMB and WMBfsb was a reduction in their net interest spread and corresponding pressure on net interest income in both 1994 and 1995. One means of reducing the effect of interest rate volatility on net interest income is to shorten asset durations. In recent years, WMB and WMBfsb have attempted to do this by emphasizing ARMs and short-term consumer loan programs. At December 31, 1996, the portion of WMB's and WMBfsb's residential loans and MBS that were adjustable rate was approximately 52%. ASB does not suffer from the same asset liability mismatch as WMB and WMBfsb because the majority of its assets are COFI ARMs which reprice monthly. In times of rising interest rates, however, the Company is negatively affected by an inherent timing difference between the repricing of its ARM assets and its liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates and unfavorable in a rising interest rate environment. Although the effect of this lag generally balances out over the life of a loan, it can produce short-term volatility in the Company's net interest income during periods of interest rate movement.

     The lifetime interest rate caps which the Company offers to its ARM borrowers introduce another element of interest rate risk to the Company. In periods of high interest rates, it is possible for the index to exceed the rate on the lifetime interest rate caps offered to customers. When determined appropriate by management, the Company manages this risk by purchasing COFI- and LIBOR-based interest rate cap agreements.

     In 1995, the Company reclassified $4.9 billion of securities from its held-to-maturity category to the available-for sale category. See "Management's Discussion and Analysis of Financial Position and Results of
Operations -- Review of Financial Position." More than one-half of the securities reclassified were fixed rate. The reclassification gave the Company the flexibility to dispose of a portion of such securities over time and replace them with adjustable-rate assets as part of its interest rate risk management program. During 1996, the Company securitized and then sold a substantial portion of the fixed-rate loans it originated, while retaining nearly all of its adjustable-rate loan production. Generally, the Company retained the servicing rights to the loans that were sold. In addition, as part of the restructuring strategy initiated in late 1995, the Company purchased adjustable-rate assets and sold fixed-rate mortgage-backed assets.

     In the future, it is anticipated that a portion of the remaining fixed-rate securities may be replaced with adjustable-rate GSE MBS, adjustable-rate private-issue MBS, collateralized mortgage obligations, and purchased loan pools as well as new originations of ARMs, as the fixed-rate securities pay down or are sold as market conditions permit. During periods of moderate to high market interest rates, originations of ARMs have been well received by customers. During periods of low market interest rates, however, customers have preferred fixed-rate mortgage loans. This portfolio restructuring strategy is intended to reduce the Company's interest rate sensitivity while simultaneously protecting its yield. As the Company substitutes adjustable-rate assets for fixed-rate assets, its sensitivity to future changes in interest rates decreases, because, unlike fixed-rate securities, interest rates on adjustable-rate assets change, within certain periodic and lifetime cap restraints, with corresponding changes in market rates. However, substituting adjustable-rate assets for fixed-rate assets can have two disadvantages. First, adjustable-rate assets, when compared with similar fixed-rate assets, carry additional credit risk in an increasing interest rate environment. As these assets reprice upward, the borrower's creditworthiness may become impaired. Second, the holding of adjustable-rate assets will decrease the overall portfolio yield in a stable or declining interest rate environment. Accordingly, the Company plans to replace some of its fixed-rate MBS with private-issue MBS, collateralized mortgage obligations, and purchased loan pools to minimize the potential decline in portfolio yield.

     Another way to reduce the effect of the volatility of interest rates is to lengthen liability durations, which is difficult because of depositors' preferences for liquidity. This was apparent from the fact that at December 31, 1996, the Company's MMDAs accounted for $5.2 billion or 22% of total deposits, and time deposits with maturities less than one year totaled $12.2 billion or 50% of total deposits.

     At December 31, 1996, interest-sensitive assets of $31.8 billion and interest-sensitive liabilities of $33.4 billion were scheduled to mature or reprice within one year. At December 31, 1996, the Company's one-year gap was a negative 3.64%. The Company's interest rate sensitivity has decreased with the sale of WMB's fixed-rate MBS undertaken in 1996 and the retention of ARMs originated by ASB. It still, however, suffers, from some short-term volatility of net income because of the effect of COFI lag. Management hopes to reduce this short-term volatility in part by increasing production of non-COFI adjustable-rate products and short-term fixed-rate products such as consumer loans. In addition to managing the terms of its actual assets and liabilities, the Company uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to mitigate interest rate risk. At December 31, 1996, the Company had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $9.1 billion. Without these instruments, the Company's one-year gap at December 31, 1996, would have been a negative 9.81% as opposed to a negative 3.64%. See "Consolidated Financial Statements -- Note 17: Interest Rate Risk Management" for a discussion of the use of derivative instruments.

BUSINESS COMBINATIONS

     Most of the Company's growth since 1988 has occurred as a result of banking business combinations. The following table summarizes Washington Mutual's business combinations since April 1988:

                                                                                              NUMBER OF
           ACQUISITION NAME              DATE ACQUIRED      LOANS     DEPOSITS     ASSETS     LOCATIONS
--------------------------------------  ----------------  ---------   ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
Columbia Federal Savings Bank and
  Shoreline Savings Bank..............    April 29, 1988  $   551.0   $   555.0   $   752.6       26
Old Stone Bank(1).....................      June 1, 1990      229.5       292.6       294.0        7
Frontier Federal Savings
  Association(2)......................     June 30, 1990         --        95.6          --        6
Williamsburg Federal Savings
  Bank(2).............................    Sept. 14, 1990         --        44.3          --        3
Vancouver Federal Savings Bank........     July 31, 1991      200.1       253.4       260.7        7
CrossLand Savings, FSB(2).............      Nov. 8, 1991         --       185.4          --       15
Sound Savings and Loan Association....      Jan. 1, 1992       16.8        20.5        23.5        1
World Savings and Loan
  Association(2)......................     March 6, 1992         --        37.8          --        2
Great Northwest Bank..................     April 1, 1992      603.2       586.4       710.4       17
Pioneer Savings Bank..................     March 1, 1993      624.5       659.5       926.5       17
Pacific First Bank, A Federal Savings
  Bank................................     April 9, 1993    3,770.7     3,831.7     5,861.3      129
Far West Federal Savings Bank(2)......    April 15, 1994         --        42.2          --        3
Summit Savings Bank...................     Nov. 14, 1994      127.5       169.3       188.1        4
Olympus Bank, a Federal Savings
  Bank................................    April 28, 1995      237.8       278.6       391.4       11
Enterprise Bank.......................     Aug. 31, 1995       92.8       138.5       153.8        1
Western Bank..........................     Jan. 31, 1996      500.8       696.4       776.3       42
Utah Federal Savings Bank.............     Nov. 30, 1996       88.9       106.7       122.1        5
American Savings Bank, F.A.(3)........     Dec. 20, 1996   14,562.9    12,815.4    21,893.5      224
United Western Financial Group........     Jan. 15, 1997      272.7       299.9       404.1       16

---------------

(1) This was an acquisition of selected assets and liabilities.

(2) The acquisition was of branches and deposits only. The only assets acquired were branch facilities or loans collateralized by acquired savings deposits.

(3) Information given as of November 30, 1996.

     See "Consolidated Financial Statements -- Note 2: Business Combinations" for a discussion of the accounting treatment of certain of the acquisitions.

EMPLOYEES

     The number of full-time equivalent employees at the Company increased from 7,903 at December 31, 1995 to 8,322 at December 31, 1996. The Company believes that it has been successful in attracting quality employees and believes its employee relations are good.

TAXATION

     General. For federal income tax purposes, the Company reports its income and expenses using the accrual method of tax accounting and uses the calendar year as its tax year. Except for the interest expense rules pertaining to certain tax exempt income applicable to banks and the recently repealed bad debt reserve deduction, the Company is subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in generally the same manner as other corporations.

     Tax Bad Debt Reserve Recapture. The recently enacted Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMB, ASB and WMBfsb, generally recapture, for federal income tax purposes, that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, Washington Mutual will have to pay approximately $4.2 million (based upon current federal income tax rates) in additional federal income taxes each year of the six-year period due to the Job Protection Act.

     The Job Protection Act also repeals the reserve method of accounting for tax bad debt deductions and, thus, requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

     State Income Taxation. The state of Washington does not currently have a corporate income tax. A business and occupation tax based on a percentage of gross receipts is assessed on businesses. Currently, interest received on loans secured by first mortgages or deeds of trust on residential properties is not subject to such tax. However, it is possible that legislation will be introduced that would repeal or limit this exemption.

     The states of California, Oregon, Utah, Idaho, Montana and Colorado have corporate income taxes, which are imposed on companies doing business in those states. The Company's operations in California and Oregon result in substantial corporate income tax expenses in such states. As the Company's operations in the remaining states increase, the corporate income taxes will have an increasing effect on the Company's results of operations or financial condition.

     If and to the extent the Company carries on activities in other states, the Company may in certain circumstances be subject to taxation in such states.

     Assistance Agreement. Keystone Holdings and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the FSLIC Resolution Fund (the "FRF"), which was designed, in part, to provide that over time 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax losses or tax loss carryforwards of New West Federal Savings and Loan Association ("New West") are paid ultimately to the FRF. The provision for such payments is reflected in the financial statements as "Payments in Lieu of Taxes." See "Management's Discussion and Analysis of Financial Position and Results of Operations -- General -- The Keystone Transaction" and "Consolidated Financial Statements -- Note 20: Payments in Lieu of Taxes."

     Due to Section 382 of the Code, most of the value of the net operating loss carryforward deductions of Keystone Holdings and its subsidiaries was eliminated due to the Keystone Transaction. Accordingly, the future tax savings attributable to such net operating loss carryforward deductions (other than amounts used to offset bad debt reserve deduction recapture for ASB) will be greatly reduced.

ENVIRONMENTAL REGULATION

     The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company both as an owner of properties used in or held for its business and as a secured lender of property that is found to contain hazardous substances or wastes.

     Further, although CERCLA exempts holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may affect the Company's decision whether to foreclose on property that is found to be contaminated. It is the Company's general policy to obtain an environmental assessment prior to foreclosure of commercial property. The existence of hazardous substances or wastes on such property may cause the Company to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Company from realizing its investment in such loans.

REGULATION AND SUPERVISION

     General. WMI, in its capacity as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision ("OTS"). WMB is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington ("State Director"). Its deposit accounts are insured by the FDIC through both the BIF and SAIF. The FDIC undertakes examination and regulation of WMB and other state-chartered banks that are not members of the Federal Reserve system ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings. ASB and WMBfsb are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured through the SAIF by the FDIC, which also has some authority to regulate ASB and WMBfsb.

     The description of statutory provisions and regulations applicable to depository institutions, insurance companies, securities companies and their holding companies set forth in this annual report does not purport to be a complete description of the statutes and regulations mentioned herein, nor of all such statutes and regulations.

     Holding Company Regulation. WMI is a multiple savings and loan holding company, as defined by federal law, because it owns three savings associations -- WMB, ASB and WMBfsb. WMB has elected to be treated as a savings association for purposes of the federal savings and loan holding company law. WMI is treated as a unitary savings and loan holding company and is not subject to certain federal statutory restrictions on activities and investments (the "MHC Restrictions") as are some multiple savings and loan holding companies, because ASB and WMBfsb are deemed to have been acquired in supervisory transactions. WMI will become subject to the MHC Restrictions, however, if any one of WMB, ASB or WMBfsb fails to be a qualified thrift lender ("QTL"), meaning generally that either (a) at least 65% of a specified asset base must consist of loans to small businesses, credit card loans, educational loans or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (b) at least 60% of total assets must consist of cash, United States government or government agency debt or equity securities, fixed assets, or loans secured by deposits, by real property used for residential, educational, church, welfare or health purposes, or by real property in certain urban renewal areas. Failure to remain a QTL also would impose conditions on WMB's ability to obtain advances from the FHLB, and would restrict the ability of ASB and WMBfsb, among other things, to branch, to pay dividends and to obtain such advances. Each of WMB, ASB and WMBfsb are currently in compliance with QTL standards.

     HOLA and OTS regulations require WMI, as a savings and loan holding company, to file periodic reports with the OTS. In addition, it must observe such recordkeeping requirements as the OTS may prescribe and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association. WMB, ASB and WMBfsb, as holding company subsidiaries that are depository institutions, are subject to both qualitative and quantitative limitations on the transactions they conduct with WMI and its other subsidiaries.

     The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses incurred by the FDIC in connection with the default of a commonly controlled depository institution or with the FDIC's provision of assistance to such an institution. Institutions are commonly controlled if they are controlled by the same holding company or if one depository institution controls another depository institution (as WMI controls WMB, ASB and WMBfsb).

     State Regulation and Supervision. Savings banks in Washington, such as WMB, are empowered by state statute to take deposits and pay interest thereon and, subject to various conditions and limitations, to make loans on or invest in residential and other real estate, to make consumer loans, to make commercial loans, to invest in corporate obligations, government debt securities, and other securities, and to offer various trust and banking services to their customers. See " -- The Company" and " -- Washington Mutual's

Operating Subsidiaries." Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations.

     FDIC Insurance. Deposits in WMB, ASB and WMBfsb are separately insured by the FDIC to the applicable maximum limits in each institution. The FDIC administers two separate deposit insurance funds. The BIF is a deposit insurance fund for commercial banks and some state-chartered banks, including WMB. A portion of WMB's deposits are also insured through SAIF. The SAIF is a deposit insurance fund for most savings associations, such as ASB and WMBfsb. At December 31, 1996, approximately 79% of the combined deposits of WMB, ASB and WMBfsb were insured through SAIF.

     The FDIC has developed a deposit insurance system under which the assessment rate for an insured depository institution varies according to the level of risk it poses to the BIF or SAIF. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. See "Regulation and Supervision -- Capital Requirements." Each insured depository institution is also assigned to one of three supervisory subgroups based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Based on its capital and supervisory subgroups, each institution is assigned an annual FDIC assessment rate. WMB qualifies for the lowest rate on its BIF deposits, and WMB, ASB and WMBfsb qualify for the lowest rate on their SAIF deposits. Regardless of the potential risk to the insurance fund, Federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100.

     The BIF reached the $1.25 per $100 of insured deposits reserve ratio and, effective January 1996, BIF premiums declined. On September 30, 1996, President Clinton signed legislation intended, among other things, to recapitalize the SAIF and to reduce SAIF premiums. The legislation provided for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995, including certain deposits acquired after that date. This assessment brought the SAIF's reserve ratio to the legally required $1.25 per $100 of insured deposits level. Washington Mutual's special assessment resulted in a pretax charge of $124.2 million. Even though the one-time charge reduced the Company's 1996 earnings by $84.8 million, management believes the legislation is in the best interests of the Company due to the reduction in SAIF assessment rates. Beginning in January 1997, deposits insured through the SAIF at ASB, WMBfsb and WMB are subject to regular FDIC assessments amounting to 6.48 cents per $100 of insured deposits per year, while deposits insured through the BIF at WMB are subject to regular FDIC assessments amounting to 1.30 cents per $100 of insured deposits per year.

     Capital Requirements. WMI is not subject to any regulatory capital requirements. However, each of its subsidiary depository and insurance institutions is subject to various capital requirements. WMB is subject to FDIC capital requirements, while ASB and WMBfsb are subject to OTS capital requirements. WM Life is subject to National Association of Insurance Commissioners ("NAIC") capital requirements.

     WMB. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to total assets. Most banks are required to maintain a minimum leverage ratio of at least 4.00% to 5.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. WMB has calculated its leverage ratio to be 5.76% as of December 31, 1996.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category, FNMA and FHLMC securities are placed in the 20% risk category, loans secured by 1-4 family residential properties and certain privately issued mortgage-backed securities are generally placed in the 50% risk category, and commercial real estate and consumer loans are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4.00%. WMB has calculated its total risk-based ratio to be 11.09% as of December 31, 1996, and its Tier 1 risk-based capital ratio to be 10.28%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     ASB and WMBfsb. The OTS requires savings associations, such as ASB and WMBfsb, to meet each of three separate capital adequacy standards: a core capital leverage requirement, a tangible capital requirement and a risk-based capital requirement. OTS regulations require savings associations to maintain core capital (which may include, for a limited time, certain amounts of qualifying supervisory goodwill) of at least 3.00% of assets and tangible capital (excluding all goodwill) of at least 1.50% of assets. As of December 31, 1996, ASB's core capital and tangible capital ratios were 5.17% each and WMBfsb's core capital and tangible capital ratios were each 6.90%. Most savings institutions are required to maintain a minimum leverage ratio of at least 4.00%. OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks and is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. These regulations require a core risk-based capital ratio of at least 4.00% and a total risk-based capital ratio of at least 8.00%. As of December 31, 1996, ASB had core risk-based and total risk-based capital ratios of 8.90% and 10.92%, while WMBfsb had ratios of 10.50% and 11.58%, respectively.

     FDICIA Requirements. FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. For WMB, ASB and WMBfsb, FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by WMB, ASB or WMBfsb to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against WMB by the FDIC or against ASB or WMBfsb by the OTS, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     Federal law requires that the federal banking agencies risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as ASB and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause ASB or WMBfsb to cease to be well capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

     WM Life. WM Life is subject to risk-based capital requirements developed by the NAIC. The NAIC measure uses four major categories of risk to calculate an appropriate level of capital to support an insurance company's overall business operations. The four risk categories are asset risk, insurance risk, interest rate risk and business risk. At December 31, 1996, WM Life's actual capital was 663% of its required regulatory risk-based level.

     Legal Restrictions on Dividends of Depository Institutions. A depository institution such as WMB, ASB or WMBfsb may not make a capital distribution if, following such distribution, the institution will be undercapitalized under the FDICIA provisions described above. In addition, Washington state law prohibits WMB from declaring or paying a dividend greater than its retained earnings or if doing so would cause its net worth to be reduced below (i) the amount required for the protection of preconversion depositors or (ii) the net worth requirements, if any, imposed by the State Director.

     OTS regulations limit the ability of savings associations such as ASB and WMBfsb to pay dividends and make other capital distributions according to the institution's level of capital and income, with the greatest flexibility afforded to institutions that meet or exceed their OTS capital requirements. Under current OTS regulations, a savings association that exceeds its OTS regulatory capital requirements both before and after a proposed dividend (or other distribution of capital) and has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its income during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the institution's excess capital over its capital requirements) at the beginning of the calendar year or
(ii) 75% of its net income over the most recent four-quarter period. In addition, such an institution may make capital distributions in excess of the foregoing limits if the OTS does not object within a 30-day period following notice by the institution.

     A savings association that would not meet OTS capital requirements following payment of a dividend is subject to additional restrictions. It is not anticipated that ASB or WMBfsb will pay any dividend that would cause either of them to fail to meet OTS capital requirements.

     FDIC and OTS Regulation and Examination. The FDIC has adopted regulations to protect the deposit insurance funds and depositors, including regulations governing the deposit insurance of various forms of accounts. The FDIC has also adopted numerous regulations to protect the safety and soundness of FDIC-regulated banks. These regulations cover a wide range of subjects including financial reporting, change in bank control, affiliations with securities firms and capital requirements. In certain instances, these regulations restrict the exercise of powers granted by state law.

     An FDIC regulation and a joint FDIC/OTS policy statement place a number of restrictions on the activities of WMB's and ASB's securities and insurance affiliates, and on such affiliates' transactions with WMB, ASB and WMBfsb. These restrictions include requirements that such affiliates follow practices and procedures to distinguish them from WMB, ASB and WMBfsb and that such affiliates give customers notice from time to time of this distinction and of the distinction between insured deposits and uninsured nondeposit products.

     FDICIA also prohibited banks such as WMB and their subsidiaries from exercising certain powers that were granted by state law to make investments or carry on activities as principal (i.e. for their own account) unless either (i) national banks have power under federal law to make such investments or carry on such activities, or (ii) the bank and such investments or activities meet certain requirements established by FDICIA and the FDIC.

     FDICIA imposed new supervisory standards requiring annual examinations, independent audits, uniform accounting and management standards, and prompt corrective action for problem institutions. As a result of FDICIA, depository institutions and their affiliates are subject to federal standards governing asset growth, interest rate exposure, executive compensation, and many other areas of depository institution operations. FDICIA contains numerous other provisions, including reporting requirements and revised regulatory standards for, among other things, real estate lending.

     The FDIC may sanction any FDIC-regulated bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any FDIC-regulated bank, or any institution-affiliated party, such as a trustee, director, officer, employee, agent, or controlling person of the bank, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The State Director has similar authority under Washington state law and the OTS has similar authority under HOLA. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

     Federal savings institutions, such as ASB and WMBfsb, are subject to regulatory oversight and examination by the OTS and the FDIC. HOLA and OTS regulations delimit such institutions' investment and lending powers. Federal savings institutions may not invest in noninvestment-grade debt securities, nor may they generally make equity investments, other than investments in service corporations.

     Federal law and regulations requires ASB and WMBfsb to maintain, for each calendar month, an average daily balance of liquid assets equal to not less than 5% of its average daily balance of total savings accounts and borrowings payable in one year or less, subject to certain adjustments for deposit outflows. This liquidity requirement may be changed from time to time.

     Federal regulation of depository institutions is intended for the protection of depositors (and the BIF and SAIF), and not for the protection of stockholders or other creditors. In addition, a provision in the Omnibus Budget Reconciliation Act of 1993 ("Budget Act") requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

     Federal Reserve Regulation. Under Federal Reserve Board regulations, WMB, ASB and WMBfsb are each required to maintain reserves against their transaction accounts (primarily checking and NOW accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, ASB and WMBfsb each maintain reserves against net transaction accounts in the amount of 3% on amounts of $49.3 million or less, plus 10% on amounts in excess of $49.3 million. Institutions may designate and exempt $4.4 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Company's banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance.

     Many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.

     ASB and WMBfsb each has received an "outstanding" CRA rating from the OTS, and WMB has received an "outstanding" CRA rating from the FDIC. These ratings reflect Washington Mutual's commitment to meeting the credit needs of the communities it serves. The Company maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe Washington Mutual's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

     Recent and Proposed Federal Legislation. Federal legislation was enacted in 1994, which will repeal, effective June 1, 1997, certain restrictions on the establishment of interstate branches by national banks and state-chartered banks. In addition, bank holding companies are now generally permitted to buy banks in any state. WMBfsb already has authority to establish interstate branches under current federal law and regulations, and management expects that such legislation will primarily benefit competitors of the Company.

     Various legislative proposals relating to depository institutions have been or are expected to be introduced in the current session of Congress. These include proposals to restrict or further regulate the sales of mutual funds and annuities by depository institutions or their affiliates, to restrict affiliations between the Company and nonbanking corporations including life insurance companies, and effectively to require federal savings institutions such as ASB and WMBfsb to convert to banks. The outcome of these legislative proposals cannot be forecast reliably.

     Regulation of Nonbanking Affiliates. As insurance companies, WM Life and Empire are subject to comprehensive regulation and supervision by the states in which they are domiciled (WM Life is domiciled in the state of Arizona and Empire is domiciled in the state of Washington) as well as the states in which they transact business. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers. Such agencies set standards related to granting and revoking licenses to transact business, regulation of trade practices and market conduct, licensing of agents, approval of policy forms, regulating of certain premium rates, setting of insurance liability and investment reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, and prescribing the types and amounts of permitted investments. Insurance companies are subject to periodic examinations by such supervisory agencies. State insurance laws and regulations also impose limits on the extent to which the insurance company subsidiaries may pay dividends or lend or otherwise supply funds to the Company.

     As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers ("NASD"), Murphey Favre and ASB Financial are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As a registered investment advisor, Composite Research is subject to various federal and state securities regulations and restrictions.

     The NASD has adopted and forwarded to the SEC for approval rules concerning NASD member operations conducted in branches of depository institutions. Although many of the NASD's proposed requirements are substantially similar to the joint FDIC/OTS policy statement governing the activities of WMB's securities affiliates, the NASD proposal, if approved by the SEC, could impose additional restrictions on these affiliates.

COMPETITIVE ENVIRONMENT

     Washington Mutual faces significant competition in attracting and retaining deposits and making loans in all of its market areas. Its most direct competition for deposits has historically come from other thrift institutions, credit unions and commercial banks doing business in its primary market areas of Washington, California and Oregon. As with all banking organizations, however, Washington Mutual has experienced increasing competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. Washington Mutual's competition for loans comes principally from credit unions, insurance companies and other institutional lenders. Many of these competitors have more significant financial resources, larger market share and greater name recognition than the Company. The existence of such competitors may make it difficult for Washington Mutual to achieve its financial goals. In addition to the normal competitive factors described above, Washington Mutual management at the holding company level has limited operating experience in California, which has a much larger population with more large financial institution competitors than the states in which WMB has historically operated. Accordingly, there can be no assurance that the Company's consumer banking strategy will prove successful in the California market.

     Although consolidation has decreased the number of institutions competing in the Company's market, both thrifts and commercial banks have reemphasized their focus on the consumer, making competition for retail deposits and loans extremely fierce. While the increased competitive pressures make the banking environment more difficult, the Company remains a strong market force. For 1996, WMB's originations of residential mortgage loans ranked first in both Washington and Oregon, and ASB's originations of residential mortgages ranked second in California.

PRINCIPAL OFFICERS

     The following table sets forth certain information regarding the principal officers of Washington Mutual:

                                                                                            EMPLOYEE OF
PRINCIPAL OFFICERS          AGE   CAPACITY IN WHICH SERVED                                 COMPANY SINCE
--------------------------  ---   -------------------------------------------------------  -------------
Kerry K. Killinger........   47   Chairman of the Board of Directors, President and Chief       1983
                                  Executive Officer
Craig S. Davis............   45   Executive Vice President                                      1996
Steven P. Freimuth........   40   Executive Vice President                                      1988
Lee D. Lannoye............   59   Executive Vice President                                      1988
William A. Longbrake......   53   Executive Vice President and Chief Financial Officer          1996
Deanna W. Oppenheimer.....   38   Executive Vice President                                      1985
Craig E. Tall.............   51   Executive Vice President                                      1985
S. Liane Wilson...........   54   Executive Vice President                                      1985
Norman H. Swick...........   47   Senior Vice President and General Auditor                     1980
Douglas G. Wisdorf........   42   Senior Vice President, Deputy Chief Financial Officer,        1976
                                  and Controller

     Mr. Killinger has been Chairman, President and Chief Executive Officer of WMI since its organization. He has been Chairman of the Board of Directors of WMB since 1991 and Chief Executive Officer since 1990. Mr. Killinger became an Executive Vice President of WMB in 1983, a Senior Executive Vice President of WMB in 1986 and the President and a director of WMB in 1988.

     Mr. Davis became an Executive Vice President and member of the Executive Committee of WMI in January 1997, following WMI's merger with Keystone Holdings. In his capacity as Executive Vice President, Mr. Davis is responsible for lending and financial services. He was Director of Mortgage Origination of ASB from 1993 through 1996 and served as President of ASB Financial from 1989 to 1993.

     Mr. Freimuth has been an Executive Vice President of WMI and a member of the Executive Committee since January 1997. In this capacity, he is responsible for corporate lending administration. He joined WMB as a Senior Vice President in 1988.

     Mr. Lannoye has been an Executive Vice President of WMI since its organization. He has been an Executive Vice President of WMB since 1988 and a member of the Company's Executive Committee since its formation in 1990. In his capacity as Executive Vice President, Mr. Lannoye is responsible for corporate administration and credit.

     Mr. Longbrake rejoined WMI in October 1996 as Executive Vice President and Chief Financial Officer and a member of the Company's Executive Committee. In his capacity as Executive Vice President, Mr. Longbrake is responsible for corporate finance. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the Federal Deposit Insurance Corporation. Mr. Longbrake was Senior Executive Vice President and Chief Financial Officer of WMI from its organization through February 1995. He was Chief Financial Officer of WMB from 1988 to 1995 and a member of the Company's Executive Committee from its formation in 1990 until 1995 and again since 1996. Mr. Longbrake became an Executive Vice President and Treasurer of WMB in 1982 and a Senior Executive Vice President of WMB in 1986.

     Ms. Oppenheimer has been an Executive Vice President of WMI since its organization. She has been an Executive Vice President of WMB since 1993 and a member of the Company's Executive Committee since its formation in 1990. In this capacity, Ms. Oppenheimer is responsible for corporate marketing and consumer bank distribution. She has been an officer of WMB since 1985. She became an Assistant Vice President of WMB in 1986, a Vice President in 1987 and a Senior Vice President in 1989.

     Mr. Tall has been an Executive Vice President of WMI since its organization. He had been an Executive Vice President of WMB since 1987 and a member of the Company's Executive Committee since its formation in 1990. In his capacity as Executive Vice President, Mr. Tall is responsible for corporate development and commercial banking.

     Ms. Wilson has been an Executive Vice President of WMI since its organization. She has been an Executive Vice President of WMB since 1988 and a member of the Company's Executive Committee since its formation in 1990. In her capacity as Executive Vice President, Ms. Wilson is responsible for corporate operations.

     Mr. Swick has been Senior Vice President and General Auditor of WMI since its organization. He has been an officer of WMB since 1980. Mr. Swick became a Vice President in 1984, Senior Vice President in 1988, and General Auditor of WMB in 1989. In this capacity, he monitors WMI's internal controls and compliance with all laws and regulations.

     Mr. Wisdorf has been Deputy Chief Financial Officer since 1996 and Senior Vice President and Controller of WMI since its organization. Mr. Wisdorf has been Senior Vice President and Controller of WMB since 1991. In this capacity, he serves as principal accounting officer of WMI. He joined WMB in 1976 and has been an officer since 1978. Since 1986, he has served as Vice President and Controller.

ITEM 2.  PROPERTIES

     Washington Mutual's administrative offices are located at 1201 Third Avenue, Seattle, Washington, 98101 where, as of December 31, 1996, WMB leased approximately 180,000 square feet pursuant to a lease agreement that terminates in 2007 with multiple options to renew at WMB's discretion. WMB also leased approximately 160,000 square feet of space in Seattle in the Second and Seneca Building pursuant to a lease agreement that terminates in 2001 and approximately 75,000 square feet in the adjoining building, pursuant to a lease agreement that terminates in 2006, with multiple options to renew both leases at WMB's discretion. ASB administrative and subsidiary operations are conducted from owned office space totaling 280,000 square feet in Irvine, California and 237,000 square feet in Stockton, California. As of December 31, 1996, Washington Mutual's banking subsidiaries conducted business from 413 consumer financial centers, 48 business branches and 96 loan centers in Washington, California, Oregon, Utah, Idaho, Montana, Arizona, Colorado and Nevada. Nonbanking subsidiary operations were conducted in 8 non-financial center locations in Washington, Oregon and Montana. See "Consolidated Financial Statements -- Note 9: Premises and Equipment."

ITEM 3.  LEGAL PROCEEDINGS

     Washington Mutual has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 1996, the Company held a special meeting of shareholders to vote on approval of the merger with Keystone Holdings and related transactions and on an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock.

     The results of the votes cast on each matter were as follows:

                                                                                       ABSTENTIONS
                                                            FOR          AGAINST      AND NON-VOTES
                                                         ----------     ---------     -------------
Keystone Transaction...................................  57,344,192       233,170        2,736,252
Amendment to Articles
  Common Shares........................................  58,016,532     1,902,606       12,388,372
  Aggregate Common and Preferred Shares................  61,390,613     2,051,200       14,988,097

                                    PART II

ITEM 5. MARKET FOR WASHINGTON MUTUAL'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK

     Washington Mutual's common stock trades on The Nasdaq Stock Market under the symbol WAMU. As of January 31, 1997, there were 126,255,891 shares issued and outstanding held by 15,975 shareholders of record. The last reported sales price of common stock on February 14, 1997 was $55.19 per share.

     The high and low common stock prices by quarter were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                        1996                  1995
                                                  -----------------     -----------------
                                                   HIGH       LOW        HIGH       LOW
                                                  ------     ------     ------     ------
        First quarter...........................  $32.25     $27.63     $20.75     $16.63
        Second quarter..........................   30.38      26.13      24.75      20.00
        Third quarter...........................   39.25      28.50      26.75      22.50
        Fourth quarter..........................   45.88      36.50      29.50      24.75

     The cash dividends paid by quarter were as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                       ---------------
                                                                       1996      1995
                                                                       -----     -----
        First quarter................................................  $0.21     $0.19
        Second quarter...............................................   0.22      0.19
        Third quarter................................................   0.23      0.19
        Fourth quarter...............................................   0.24      0.20

PREFERRED STOCK

     9.12% Noncumulative Perpetual Preferred Stock, Series C. Washington Mutual's Series C Preferred Stock trades on The Nasdaq Stock Market under the symbol WAMUO. The Series C Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then-current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $2.28 per share. Dividends of $0.57 per share have been declared for each quarter for the two years ended December 31, 1996. At December 31, 1996, there were 2,752,500 shares issued and outstanding held by 476 shareholders of record. The last reported sales price of the Series C Preferred Stock on February 14, 1997 was $25.50 per share.

     The high and low stock prices by quarter were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                        1996                  1995
                                                  -----------------     -----------------
                                                   HIGH       LOW        HIGH       LOW
                                                  ------     ------     ------     ------
        First quarter...........................  $27.00     $25.88     $25.88     $24.75
        Second quarter..........................   26.25      25.38      26.50      25.88
        Third quarter...........................   26.38      25.63      26.88      25.63
        Fourth quarter..........................   26.31      25.00      26.75      26.00

     7.60% Noncumulative Perpetual Preferred Stock, Series E. Washington Mutual's Series E Preferred Stock trades on The Nasdaq Stock Market under the symbol WAMUM. The Series E Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then-current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $1.90 per share. Dividends of $0.475 per share have been declared for each quarter for the two years ended December 31, 1996. At December 31, 1996, there were 1,970,000 shares issued and outstanding held by 391 shareholders of record. The last reported sales price of the Series E Preferred Stock on February 14, 1997 was $25.25 per share.

     The high and low stock prices by quarter were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                        1996                  1995
                                                  -----------------     -----------------
                                                   HIGH       LOW        HIGH       LOW
                                                  ------     ------     ------     ------
        First quarter...........................  $25.63     $24.50     $23.75     $21.75
        Second quarter..........................   25.00      23.63      25.00      22.75
        Third quarter...........................   24.75      24.00      24.63      23.63
        Fourth quarter..........................   25.75      24.25      25.00      24.38

PAYMENT OF DIVIDENDS AND POLICY

     Payment of future dividends is subject to a declaration by Washington Mutual's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and deposit growth of its subsidiaries. The dividend policy of Washington Mutual is also dependent on the ability of WMB, ASB and WMBfsb to make dividends to their respective parent company, which is influenced by legal, regulatory and economic restrictions. See "Business -- Regulation and Supervision -- Legal Restrictions on Dividends of Depository Institutions."

     Retained earnings of the Company at December 31, 1996 included a pre-1988 thrift bad debt reserve for tax purposes of approximately $450.0 million for which no federal income taxes had been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability at the then prevailing corporate tax rate, to the extent of such subsidiaries pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Washington Mutual and is derived from and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included elsewhere herein. The Keystone Transaction and merger with Western in 1996 and the merger with Pioneer Savings Bank in 1993 were accounted for as poolings-of-interests. The assets, liabilities, and results of operations of the acquired companies have been recorded on the books of Washington Mutual at their values as carried on the books of the acquired companies, and no goodwill was created. Washington Mutual financial information contained herein has been restated as if the respective companies had been combined for all periods presented.

                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                   1996         1995         1994         1993         1992
                                                ----------   ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Interest income...............................  $3,149,236   $2,916,086   $2,295,413   $2,198,578   $2,170,969
Interest expense..............................   1,958,229    1,923,436    1,335,358    1,211,896    1,302,489
                                                -----------  -----------  -----------  -----------  -----------
Net interest income...........................   1,191,007      992,650      960,055      986,682      868,480
Provision for loan losses.....................     201,512       74,987      122,009      158,728      158,537
Other income..................................     259,264      208,339      220,794      246,576      174,365
Other expense.................................   1,025,304      700,514      695,517      687,519      561,688
                                                -----------  -----------  -----------  -----------  -----------
Income before income taxes, extraordinary
  items and cumulative effect of change in tax
  accounting method...........................     223,455      425,488      363,323      387,011      322,620
Income taxes..................................      70,420      111,906      109,880       96,034       42,462
Provision for payments in lieu of taxes.......      25,187        7,887         (824)      14,075       53,980
Extraordinary items, net of federal income tax
  effect......................................          --           --           --       (8,953)      (4,638)
Cumulative effect of change in tax accounting
  method......................................          --           --           --       13,365       60,045
Minority interest in earnings of consolidated
  subsidiaries................................      13,570       15,793       13,992       13,991       14,030
                                                -----------  -----------  -----------  -----------  -----------
Net income....................................  $  114,278   $  289,902   $  240,275   $  267,323   $  267,555
                                                ===========  ===========  ===========  ===========  ===========
Net income attributable to common stock.......  $   95,859   $  271,318   $  221,691   $  253,764   $  262,140
                                                ===========  ===========  ===========  ===========  ===========
Net income per common share(1):
  Primary.....................................       $0.85        $2.47        $2.09        $2.42        $2.82
  Fully diluted...............................        0.85         2.42         2.06         2.36         2.71
Cash dividends paid per common share(1)(2)....        0.90         0.77         0.70         0.50         0.33
Common stock dividend payout ratio(2)(3)......       29.01%       25.74%       24.50%       15.98%       15.43%
Return on average assets......................        0.27         0.73         0.69         0.84         1.29
Return on average stockholders' equity........        4.59        13.44        12.66        15.95        21.05
Return on average common stockholders'
  equity......................................        4.39        13.73        12.95        16.78        21.05
Average fully diluted common shares used to
  calculate earnings per share(5).............  113,138,724  115,363,724  111,664,374  110,753,774  103,446,289

                                                                      DECEMBER 31,
                                           -------------------------------------------------------------------
                                              1996          1995          1994          1993          1992
                                           -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Assets...................................  $44,551,925   $42,026,622   $37,481,296   $33,614,912   $27,678,923
Available-for-sale securities............    9,111,274    12,154,725     4,282,160     1,751,905            --
Held-to-maturity securities..............    2,860,347     3,197,720     4,456,031     5,663,635     4,638,473
Loans:
  Residential............................   22,660,715    17,303,305    17,766,215    13,828,459    11,734,594
  Residential construction...............      723,645       615,814       549,271       430,215       366,808
  Commercial real estate.................    3,810,968     3,487,574     4,699,220     4,515,449     3,194,184
  Manufactured housing, second mortgage
     and other consumer..................    3,158,741     2,841,854     2,573,327     2,403,169     1,431,834
  Commercial business....................      340,149       179,568       129,048       131,468       118,717
  Reserve for loan losses................     (363,442)     (235,275)     (244,989)     (245,062)     (179,612)
                                           -----------   -----------   -----------   -----------   -----------
     Total loans.........................   30,330,776    24,192,840    25,472,092    21,063,698    16,666,525
                                            ==========    ==========    ==========    ==========    ==========
Deposits.................................   24,080,141    24,462,960    23,344,006    23,516,317    20,729,204
Annuities................................      878,057       855,503       799,178       713,383       571,428
Borrowings...............................   16,805,931    13,724,132    11,147,389     6,653,241     4,563,052
Preferred stock..........................      113,695       250,168       252,034       252,053       266,633
Stockholders' equity.....................    2,397,888     2,541,704     1,854,836     1,765,560     1,467,835
Stockholders' equity ratio...............         5.38%         6.05%         4.95%         5.25%         5.30%
Fully diluted book value per common
  share(1)(4)............................       $19.30        $20.70        $15.33        $14.84        $12.78
Number of fully diluted common shares at
  end of period(5).......................  126,142,285   125,107,107   121,140,169   118,876,251   117,351,928

---------------

(1) Net income per common share, cash dividends paid per common share, fully diluted book value per common share and number of common shares outstanding for 1992 have been adjusted for the third quarter 1993 50% stock dividend.

(2) Dividends include only amounts paid to Washington Mutual, Inc. shareholders.

(3) Dividend payout ratio is based on Washington Mutual's net income prior to business combinations.

(4) Does not include 8,000,000 shares of common stock issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF.

(5) As part of the business combination with Keystone Holdings, 8,000,000 shares of common stock, with an assigned value of $42.75 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees. The Company will use the treasury stock method to determine the effect of the shares upon the Company's financial statements. At December 31, 1996, the dilutive effect of the 8,000,000 shares of common stock on primary and fully diluted earnings per share was minimal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

GENERAL

     Washington Mutual is a regional financial services company committed to serving consumers and small and mid-sized businesses throughout the Western United States. The Company's banking subsidiaries accept deposits from the general public, make residential loans, consumer loans, limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. Washington Mutual also underwrites and sells annuities, sells other insurance products, offers full service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

     The Keystone Transaction. In December 1996, Keystone Holdings merged with and into Washington Mutual, and all of the subsidiaries of Keystone Holdings, including ASB, became subsidiaries of the Company. ASB will remain an operating subsidiary of the Company. The Keystone Transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated as if the respective companies had been combined for all periods presented. Accordingly, unless otherwise noted, all references to Washington Mutual or the Company refer to the combined entity, including Keystone Holdings.

     Keystone Holdings commenced operations in December 1988 as an indirect holding company for ASB. ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary (the "Failed Association") of Financial Corporation of America. In connection with the 1988 Acquisition, the Federal Savings and Loan Insurance Corporation ("FSLIC") received warrants (the "Warrants") that represented the right to purchase capital stock of ASB's corporate parent, an intermediary holding company between Keystone Holdings and ASB. In addition, the 1988 Acquisition had a "good bank/bad bank" structure, with ASB, the "good bank," acquiring substantially all of the Failed Association's performing loans and fixed assets and assuming substantially all of its deposit liabilities. New West, the "bad bank," was formed to acquire the Failed Association's other assets (including nonperforming loans) and liabilities with a view toward their liquidation. New West was transferred to the FDIC as manager of the FRF, prior to consummation of the Keystone Transaction. New West was subsequently liquidated.

     The Company anticipates that it will consolidate certain head office functions and back office operations of ASB. The Company anticipates achieving certain cost savings from such consolidations. However, the Company expects the actual level of expenses to rise modestly as a result of anticipated growth in ASB's residential lending and other consumer banking activities. In addition, the Company will pursue opportunities to acquire other California operations. If successful, the Company anticipates a further rise in expenses.

     Other Acquisition Activity. In recent years, Washington Mutual has continued to expand its operations through business combinations with other financial institutions with locations in Washington, Oregon, Utah, and Montana. Beginning in 1995, Washington Mutual took steps to diversify its operations into commercial banking. In August 1995, the Company acquired Enterprise, a Seattle-area commercial bank, and in January 1996, acquired Western, a commercial bank with branch operations throughout Oregon. Each of these transactions was accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS

     Washington Mutual's 1996 net income of $114.3 million was down from $289.9 million in 1995 and $240.3 million in 1994. Earnings for 1996 were reduced by $294.6 million due to an after-tax charge of $209.8 million for transaction-related expenses resulting from the Keystone Transaction, and by a third quarter after-tax charge of $84.8 million representing the Company's portion of the one-time assessment paid by savings institutions and banks nationally to recapitalize the SAIF. Fully diluted earnings per share were $0.85 in 1996, compared with $2.42 in 1995 and $2.06 in 1994. Washington Mutual's return on average assets for 1996 equaled 0.27%, down from 0.73% in 1995 and 0.69% in 1994. Its return on common stockholders' equity for 1996 was 4.39%, also down from 13.73% in 1995 and 12.95% in 1994. An increase of approximately 250 basis points in short-term market interest rates in 1994 led to a compression of the net interest margin and a corresponding pressure on net interest income in 1994 and 1995. Certain short-term interest rates decreased 25 basis points in mid-1995 and again in December 1995, resulting in an improved operating environment for the Company during 1996 and 1995 over 1994.

     Net Interest Income. Net interest income for 1996 of $1.2 billion increased 20% from $992.7 million in 1995, which in turn was 3% higher than the $960.1 million earned during 1994. The net interest margin (which measures the Company's net interest income as a percentage of average interest-earning assets) for 1996 was 2.89%, compared with 2.62% in 1995 and 2.90% in 1994. The 1996 increase in net interest income and margin reflected the effect of two primary factors. First, average interest-earning assets of $41.2 billion increased 9% from 1995. Second, the net interest spread (which is the difference between the Company's yield on interest-earning assets and its cost of funds) rose to 2.75% for 1996 from 2.53% during 1995. To a certain extent, the Company's net interest spread is affected by changes in the yield curve. Savings institutions generally have better financial results in a steep yield curve environment. During 1996, the difference between the yield on a three-month treasury bill and a 30-year bond was 155 basis points compared with 124 basis points a year earlier. This increased differential helped increase the Company's net interest spread.

     The net interest spread rose to 2.75% during 1996 from 2.53% for 1995. Although long-term interest rates were generally higher during 1996 when compared with 1995, the Company's yield on loans and investments dropped 6 basis points to 7.64% during 1996, compared with 7.70% for 1995. As part of a strategy initiated in late 1995 and continued in 1996 to restructure the Company's asset base, the Company purchased adjustable-rate assets while selling fixed-rate assets. See "-- Interest Rate Risk Management." The disposition of these higher yield fixed-rate assets and inclusion of more adjustable-rate assets more than offset the increased yields resulting from higher market interest rates. The decrease in market short-term interest rates during 1996 led to a decline in the Company's cost of funds to 4.89% for 1996, from 5.17% during 1995. In addition to the favorable interest rate environment, the Company's cost of funds was positively affected by a change in its deposit mix. Maturing time deposit accounts were replaced, in part, with lower interest-cost money market and checking accounts.

     The growth in net interest income in 1995 was due primarily to an increase in average interest-earning assets. Although average interest-earning assets increased 14% during 1995, a decline in the net interest spread from 2.82% in 1994 to 2.53% in 1995 limited the increase in net interest income. The full effect of the rise in short-term rates that began in late 1994 was felt in 1995 (mitigated somewhat by a subsequent lowering of short-term rates mid-year) increasing the cost of funds during 1995 to 5.17% from 4.11% during 1994. The yield on interest-earning assets during 1995 increased to only 7.70% from 6.93% during 1994 because long-term interest rates did not increase as much as short-term rates. The Company also was not in a position to take full advantage of the increase in long-term interest rates because a sizable portion of its earning assets were fixed rate during this period. The net interest spread declined to 2.53% for 1995 from 2.82% in 1994.

     Rising interest rates during 1994 and into 1995 also had a negative effect on the net interest spread due to the lag in repricing of the Company's ARMs, particularly its ARMs indexed to COFI. In both 1995 and 1994, the net interest spread was negatively affected by the lag between COFI and changes in the repricing of the Company's interest-bearing liabilities. However, during 1996, short-term interest rates, the main component of COFI, declined slightly with the result that the repricing lag provided a slight benefit to the net interest spread. See "-- Interest Rate Risk Management" and "Consolidated Financial Statements -- Note 17: Interest Rate Risk Management."

     The following table sets forth information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and expense and the weighted average interest rates for the periods presented.

                          YEAR ENDED DECEMBER 31, 1996        YEAR ENDED DECEMBER 31, 1995        YEAR ENDED DECEMBER 31, 1994
                        ---------------------------------   ---------------------------------   ---------------------------------
                                                INTEREST                            INTEREST                            INTEREST
                                                 INCOME                              INCOME                              INCOME
                          AVERAGE                  OR         AVERAGE                  OR         AVERAGE                  OR
                        BALANCE(1)    RATE      EXPENSE     BALANCE(2)    RATE      EXPENSE     BALANCE(2)    RATE      EXPENSE
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Investments...........  $14,327,183   7.05%    $1,009,723   $11,260,051   7.06%    $  795,444   $ 8,790,748   5.64%    $  495,556
New West Note.........                                          723,800   8.13         58,841     2,346,753   6.01        141,039
Loans(3)..............   26,903,243   7.95      2,139,513    25,877,673   7.97      2,061,801    21,987,836   7.54      1,658,818
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      interest-earning
      assets..........   41,230,426   7.64      3,149,236    37,861,524   7.70      2,916,086    33,125,337   6.93      2,295,413
Other assets..........    1,771,424                           1,841,038                           1,744,338
                        -----------                         -----------                         -----------
    Total assets......  $43,001,850                         $39,702,562                         $34,869,675
                        ===========                         ===========                         ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
  Checking accounts...  $ 2,449,233   1.00         24,578   $ 2,389,793   1.20         28,672   $ 2,424,250   1.22         29,530
  Savings and money
    market accounts...    7,115,008   3.40        242,023     6,648,539   3.94        261,958     6,107,997   2.74        167,091
  Time deposits.......   14,482,419   5.48        794,222    15,242,445   5.54        844,188    14,557,602   4.51        656,045
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total deposits....   24,046,660   4.41      1,060,823    24,280,777   4.67      1,134,818    23,089,849   3.69        852,666
Borrowings:
  Annuities...........      812,185   5.01         40,658       801,129   5.58         44,716       734,969   4.51         33,143
  Federal funds
    purchased.........      847,690   5.46         46,269       305,468   5.30         16,188            --    --              --
  Securities sold
    under agreements
    to repurchase.....    8,987,234   5.51        495,483     7,749,929   6.23        482,698     4,328,894   4.68        202,677
  Advances from the
    FHLB..............    4,655,111   5.57        259,243     3,482,200   5.81        202,422     3,962,913   5.38        213,259
  Other
    interest-bearing
    liabilities.......      675,507   8.25         55,753       558,320   7.63         42,594       397,307   8.46         33,613
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      borrowings......   15,977,727   5.62        897,406    12,897,046   6.11        788,618     9,424,083   5.12        482,692
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      interest-bearing
      liabilities.....   40,024,387   4.89      1,958,229    37,177,823   5.17      1,923,436    32,513,932   4.11      1,335,358
                                      ----     ----------                 ----     ----------                 ----     ----------
Other liabilities.....      486,701                             367,702                             458,350
                        -----------                         -----------                         -----------
    Total
      liabilities.....   40,511,088                          37,545,525                          32,972,282
Stockholders'
  equity..............    2,490,762                           2,157,037                           1,897,393
                        -----------                         -----------                         -----------
    Total liabilities
      and
      stockholders'
      equity..........  $43,001,850                         $39,702,562                         $34,869,675
                        ===========                         ===========                         ===========
Net interest spread
  and net interest
  income..............                2.75%    $1,191,007                 2.53%    $  992,650                 2.82%    $  960,055
                                      ====     ==========                 ====     ==========                 ====     ==========
Net interest margin...                2.89%                               2.62%                               2.90%

---------------

(1) Average balances were calculated on a monthly basis. Due to the relative consistency of the Company's asset and liability balances during 1996, the average balances calculated on a monthly basis approximate the average balances calculated on a daily basis and were representative of the Company's operations in 1996.

(2) Average balances were calculated on a daily basis for Keystone Holdings and were calculated on a monthly basis for Washington Mutual. Due to the relative consistency of the Company's asset and liability balances during 1995 and 1994, the average balances calculated on a monthly basis approximate the average balances calculated on a daily basis and were representative of the Company's operations in 1995 and 1994.

(3) Nonaccruing loans were included in the average loan amounts outstanding.

     The following table presents certain information regarding changes in interest income and interest expense of the Company during the periods indicated. The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rate times the change in volume) are allocated proportionately to the changes in volume and the changes in rate.

                                             1996 VS. 1995                     1995 VS. 1994
                                    -------------------------------   -------------------------------
                                    INCREASE (DECREASE)               INCREASE (DECREASE)
                                           DUE TO                            DUE TO
                                    --------------------    TOTAL     --------------------    TOTAL
                                    VOLUME(1)     RATE      CHANGE    VOLUME(2)     RATE      CHANGE
                                    ---------   --------   --------   ---------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investments.......................  $216,155    $ (1,876)  $214,279   $ 157,735   $142,153   $299,888
New West Note.....................   (58,841)         --    (58,841)   (167,731)    85,533    (82,198)
Loans(3)..........................    81,552      (3,840)    77,712     305,959     97,024    402,983
                                    --------    --------   --------   ---------   --------   --------
     Total interest income........   238,866      (5,716)   233,150     295,963    324,710    620,673
INTEREST EXPENSE
Deposits:
  Checking accounts...............       734      (4,828)    (4,094)       (417)      (441)      (858)
  Savings and money market
     accounts.....................    21,029     (40,964)   (19,935)     15,877     78,990     94,867
  Time deposits...................   (41,748)     (8,218)   (49,966)     32,067    156,076    188,143
                                    --------    --------   --------   ---------   --------   --------
     Total deposit expense........   (19,985)    (54,010)   (73,995)     47,527    234,625    282,152
Borrowings:
  Annuities.......................       627      (4,685)    (4,058)      3,178      8,395     11,573
  Federal funds purchased.........    29,582         499     30,081      16,188         --     16,188
  Securities sold under agreements
     to repurchase................    45,540     (32,755)    12,785     197,482     82,539    280,021
  Advances from the FHLB..........    64,912      (8,091)    56,821     (31,996)    21,159    (10,837)
  Other...........................     9,467       3,692     13,159      11,855     (2,874)     8,981
                                    --------    --------   --------   ---------   --------   --------
     Total borrowing expense......   150,128     (41,340)   108,788     196,707    109,219    305,926
                                    --------    --------   --------   ---------   --------   --------
     Total interest expense.......   130,143     (95,350)    34,793     244,234    343,844    588,078
                                    --------    --------   --------   ---------   --------   --------
Net interest income...............  $108,723    $ 89,634   $198,357   $  51,729   $(19,134)  $ 32,595
                                    ========    ========   ========   =========   ========   ========

---------------
(1) Average balances in 1996 were calculated on a monthly basis. Due to the relative consistency of the Company's asset and liability balances during 1996, the average balances calculated on a monthly basis approximate the average balances calculated on a daily basis and were representative of the Company's operations in 1996.

(2) Average balances were calculated on a daily basis for Keystone Holdings and were calculated on a monthly basis for Washington Mutual. Due to the relative consistency of the Company's asset and liability balances during 1995 and 1994, the average balances calculated on a monthly basis approximate the average balances calculated on a daily basis and were representative of the Company's operations in 1995 and 1994.

(3) Nonaccruing loans were included in the average loan amounts outstanding.

     Other Income. Other income was $259.3 million in 1996, up from $208.3 million in 1995 and $220.8 million in 1994.

     Other income consisted of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Depositor fees.....................................  $102,597     $ 79,017     $ 45,255
    Loan servicing fees................................    41,303       29,315       23,247
    Securities, annuities and other fees...............    53,350       49,679       65,248
    Other operating income.............................    36,419       31,035       39,630
    Gain on sale of loans..............................    19,729        1,717       23,488
    Gain (loss) on sale of other assets................     5,866         (655)      23,926
    Loss on sale of covered assets.....................        --      (37,399)          --
    FDIC assistance on covered assets..................        --       55,630           --
                                                         --------     --------     --------
      Total other income...............................  $259,264     $208,339     $220,794
                                                         ========     ========     ========

     Depositor fees of $102.6 million in 1996 increased substantially from fees of $79.0 million in 1995 and $45.3 million in 1994. The increases reflected a revised fee structure on checks drawn on nonsufficient funds and overdraft fees combined with an aggressive marketing campaign that substantially increased the number of checking accounts. The number of retail checking accounts grew to 863,837 in 1996 from 743,852 in 1995 and 611,482 in 1994. The primary component of this growth was noninterest-bearing checking accounts, which management considers the core accounts of its consumer banking strategy. Checking accounts are an attractive means of providing low-cost deposits, producing added fee income and generating opportunities to sell the Company's other products and services. The growth in depositor fees has been tempered somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. Management closely monitors the amount of losses incurred to assure the profitability of its revised fee structure.

     Loan servicing fees were $41.3 million in 1996, up from $29.3 million in 1995 and $23.2 million in 1994. Included in the 1996 increase was $1.4 million of additional loan servicing fees booked in September 1996 resulting from a change of accounting method related to the loan servicing system. The higher level of loan servicing fees recognized reflected the increase in the amount of loans serviced for others. The average balance of loans serviced for others during 1996 increased approximately 48% from 1995 due primarily to the securitization and sale of residential loans. Loans serviced for others totaled $23.0 billion at December 31, 1996. The increase in the portfolio of loans serviced for others to $21.4 billion at December 31, 1995, from $15.3 billion at the end of 1994 was due to the purchase of servicing rights on $4.2 billion of loans and loan securitizations. During 1994, the Company purchased the rights to service $3.9 billion of ARMs and sold servicing rights relating to $1.9 billion of its fixed-rate loan portfolio.

     Loan servicing fees consisted of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Loan servicing income..............................  $ 71,918     $ 53,155     $ 43,665
    Amortization of mortgage servicing rights..........   (30,615)     (23,840)     (20,418)
                                                         --------     --------     --------
      Loan servicing fees..............................  $ 41,303     $ 29,315     $ 23,247
                                                         ========     ========     ========

     Securities, annuities and other fees were principally generated by the Company's nonbanking subsidiaries and totaled $53.4 million for 1996, compared with $49.7 million for 1995 and $65.2 million for 1994. During 1994, Mutual Travel Inc. ("Mutual Travel"), the Company's travel agency subsidiary, recorded $14.2 million of service fees. With the sale of Mutual Travel in March 1995, fees recorded by the company amounted to only $3.6 million for 1995. The lower level of service fees during 1995 was also the result of lower than anticipated sales activity at Murphey Favre.

     Other operating income during 1996 was $36.4 million, compared with $31.0 million in 1995 and $39.6 million in 1994. The majority of other operating income was derived from loan-related fees.

     Gain on sale of loans totaled $19.7 million in 1996, compared with $1.7 million in 1995 and $23.5 million in 1994. Most of the gains recognized during 1996 were the result of selling $2.0 billion of fixed-rate loans as part of the Company's program of selling fixed-rate loan production with the objective of reducing the effect of future movements in interest rates. See below for further discussion of gain recognition under a new accounting pronouncement. During 1995 and 1994, Washington Mutual retained or securitized most of its loan production.

     During 1994, a $25.0 million gain was realized on the sale of the Company's credit card portfolio with a book value of $151.9 million.

     The balance of mortgage servicing rights increased to $140.7 million at December 31, 1996, from $104.5 million at the end of 1995 and $70.9 million at the end of 1994. The higher level of capitalized servicing rights reflected the increase in the amount of loans serviced for others and the implementation of SFAS No. 122, Accounting for Mortgage Servicing Rights by the Company in 1995. SFAS No. 122 eliminates the distinction between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to record the servicing rights on loans as separate assets, no matter what their origin. Banks that sell or securitize loans and retain the servicing rights are required to allocate the total cost of the loans between servicing rights and principal balance. Capitalizing the mortgage servicing rights on loans originated for sale effectively reduces the Company's cost basis in the loans and leads to higher gains on sale. As a result, gains on the sale of loans were $17.4 million more in 1996 than would have been recognized under prior accounting policies.

     Mortgage servicing rights were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Balance, beginning of year.........................  $104,495     $ 70,911     $ 66,031
      Additions........................................    74,398       58,306       38,385
      Sales............................................    (5,395)          --      (13,087)
      Amortization.....................................   (30,615)     (23,840)     (20,418)
      Valuation allowance..............................    (2,158)        (882)          --
                                                         --------     --------     --------
    Balance, end of year...............................  $140,725     $104,495     $ 70,911
                                                         ========     ========     ========

     Gain (loss) on sale of other assets consisted of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Securities transactions...............................  $(2,617)     $ (400)    $ 4,156
    Mortgage servicing rights.............................    4,030          --      20,396
    Premises and equipment................................     (958)     (1,458)     (1,270)
    Recognition of deferred gain on sale of Mutual
      Travel..............................................    4,100          --          --
    Other.................................................    1,311       1,203         644
                                                            -------     -------     -------
      Total gain (loss) on sale of assets.................  $ 5,866      $ (655)    $23,926
                                                            =======     =======     =======

     Net gains on the sale of other assets of $5.9 million during 1996 included the recognition of a $4.1 million previously deferred gain on the March 1995 sale of Mutual Travel; a $4.0 million gain on the sale of mortgage servicing rights related to $586.8 million of loans serviced for others; and a $2.6 million net loss on securities transactions. The net loss on the sale of securities were incurred in connection with the Company's strategy to reduce its exposure to movements in interest rates. See "-- Net Interest Income" and "-- Interest Rate Risk Management." During 1995, the net loss of $655,000 on the sale of other assets was primarily due to an $8.4 million write-down recorded due to credit quality deterioration on certain MBS partially offset by gains generated through the sale of fixed-rate MBS. Included in gains on the sale of other assets in 1994 of $23.9 million was the recognition of a $20.4 million gain on the sale of mortgage servicing rights related to $1.9 billion of loans serviced for others.

     During 1995, a loss of $37.4 million was recognized on the sale of certain assets by ASB. These assets, single-family residential loans, were acquired by ASB in the 1988 Acquisition and were designated by relevant agreements as covered assets. The loss on the sale of the covered assets was offset by a $55.6 million payment received during the same year from the FRF representing compensation, under the terms of the 1988 Acquisition, for the remaining value of such covered assets computed in accordance with the Assistance Agreement.

     Other Expense. Other expense in 1996 totaled $1.0 billion, compared with $700.5 million in 1995 and $695.5 million in 1994. Included in other expense in 1996 were transaction-related expenses of $158.1 million resulting from the Keystone Transaction and the one-time SAIF recapitalization assessment of $124.2 million.

     Other expense consisted of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1996          1995         1994
                                                            -----------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Salaries and employee benefits............................  $   336,065    $ 313,304    $ 315,424
Occupancy and equipment...................................      124,278      110,981      102,403
Regulatory assessments....................................       43,171       54,909       54,887
SAIF special assessment...................................      124,193           --           --
Data processing fees......................................       40,733       36,538       33,862
Other operating expense...................................      159,541      143,794      146,463
Transaction-related expense...............................      158,121        2,000           --
Amortization of goodwill and other intangible assets......       27,672       28,306       29,076
REO operations............................................       11,530       10,682       13,402
                                                             ----------     --------     --------
  Total other expense.....................................  $ 1,025,304    $ 700,514    $ 695,517
                                                             ==========     ========     ========

     Salaries and employee benefits increased to $336.1 million during 1996 from $313.3 million during 1995 and $315.4 million during 1994 due primarily to increases in staffing levels in commercial banking, consumer financial centers and loan administration. Full-time equivalent employees were 8,322 at December 31, 1996, up from 7,903 at year-end 1995. The increase in full-time equivalent employees was moderated by the sale of the Company's item processing operation and outsourcing of functions in the information systems and property management departments during 1996. The number of full-time equivalent employees at the end of 1995 was virtually unchanged from 7,915 at the end of 1994.

     The increase in occupancy and equipment expense to $124.3 million in 1996 from $111.0 million in 1995 and $102.4 million in 1994 was primarily due to the growth in the number of consumer financial centers, an expansion of head office facilities and technology upgrades.

     Regulatory assessments (excluding the one-time SAIF recapitalization assessment) decreased to $43.2 million from $54.9 million in both 1995 and 1994, reflecting a reduction in the assessment rate on the portion of the Company's deposits insured through the BIF. Although total deposits outstanding increased in 1995, the increase in deposit balances was offset by a reduction in the premium rate for BIF-insured deposits.

     On September 30, 1996, President Clinton signed legislation intended in part to recapitalize the SAIF and to reduce the gap between SAIF premiums and BIF premiums. The legislation provided for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995, including certain deposits acquired after that date. The assessment was designed to bring the SAIF's reserve ratio to the legally required level of $1.25 for every $100 in insured deposits. Prior to this legislation, deposits of Washington Mutual subsidiaries insured through the SAIF were subject to regular FDIC assessments of 23 cents per $100 of insured deposits per year. Beginning in January 1997, deposits of well-capitalized institutions insured through the SAIF are subject to regular FDIC assessments of 6.48 cents per $100 per year, while deposits of well-capitalized institutions insured through the BIF are subject to regular FDIC assessments of 1.30 cents per $100 per year.

     Washington Mutual's special assessment on deposits held by WMB, ASB and WMBfsb resulted in a pretax charge of $124.2 million, which was taken in the quarter ended September 30, 1996. Based on current levels of deposits, Washington Mutual estimates that the reduction in the regular assessment on its SAIF deposits beginning in 1997 should result in annual savings of approximately $31 million.

     Data processing fees in 1996 were $40.7 million, compared with $36.5 million in 1995 and $33.9 million in 1994. The year-to-year increase reflected the continued use of outsourced data processing services.

     Other operating expense increased to $159.5 million in 1996 from $143.8 million in 1995 and $146.5 million (inclusive of a $5.0 million expense for a legal settlement) in 1994. See "-- Nonbanking Subsidiary Operations." Increases in 1996 were due in part to higher telecommunications expenses and professional fees associated with process reengineering projects. In general, other operating expense tends to rise with the increased size of the Company.

     Transaction-related expenses in 1996 associated with the Keystone Transaction were related to severance and management payments, payments related to a tax settlement between Keystone Holdings and the FRF, write-downs on software and equipment, premiums paid on redemption of debt securities of a Keystone Holdings subsidiary, professional fees and investment banking fees. As part of the merger with Olympus Capital Corporation in 1995, the Company recorded transaction-related expenses of $2.0 million.

     Goodwill and other intangible assets have resulted from business combinations accounted for as purchase transactions. Goodwill and other intangible assets are amortized using the straight-line method over the period that is expected to be benefited. The acquisition of Pacific First Bank, A Federal Savings Bank in the second quarter of 1993 was the most significant of such business combinations and resulted in the creation of $178.2 million in goodwill and other intangible assets to be amortized over 10 years. The amortization of goodwill and other intangible assets was $27.7 million in 1996, compared with $28.3 million in 1995 and $29.1 million in 1994.

     The expense from REO operations included provisions for REO losses of $7.1 million in 1996, $10.5 million in 1995 and $15.5 million in 1994. The provision for REO losses mostly reflected credit problems in California. See "-- Asset Quality -- Provision for Loan Losses and Reserve for Loan Losses." In general, REO operations in California resulted in net operating expenses, as opposed to net operating income in Washington.

     Taxation. Income taxes include federal income taxes and applicable state income taxes. See "Business -- Taxation."

     In connection with the 1988 Acquisition, the Internal Revenue Service entered into a closing agreement (the "Closing Agreement") with respect to the federal income tax consequences of the 1988 Acquisition and certain aspects of the taxation of Keystone Holdings and certain of its affiliates. The Closing Agreement contains provisions that are intended to ensure that losses generated by New West would be available to offset income of ASB for federal income tax purposes. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the FRF, which agreements were designed, in part, to provide that over time 75% of most of the federal income tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West are paid ultimately to the FRF. The provision for such payments is reflected in the financial statements as "payments in lieu of taxes." Due to the above arrangements, the Company's effective tax rate (including payments in lieu of taxes) for the two years ended December 31, 1995 has ranged from approximately 28% to 30%, compared to a normal corporate tax rate of 35%.

     The provision for income taxes of $95.6 million for 1996 represented an effective tax rate of 43%. The 1996 provision included a $25.2 million provision for payments in lieu of taxes. In 1996, the benefit for use of net operating loss carryover decreased due to the change of control as of December 20, 1996. 1996 was also the first year in which New West's current losses were not included in ASB's taxable income. In addition, ASB realized in 1995 and 1994 benefits from increases to tax base year bad debt reserves which were not realized in 1996. See "Consolidated Financial Statements -- Note 19: Income Taxes."

     Due to Section 382 of the Code, most of the value of the net operating loss carryforward deductions of Keystone Holdings and its subsidiaries was eliminated due to the Keystone Transaction. Accordingly, the future tax savings attributable to such net operating loss carryforward deductions (other than amounts used to offset bad debt reserve deduction recapture for ASB) will be greatly reduced.

     Nonbanking Subsidiary Operations. For a description of the Company's principal nonbanking subsidiaries, see "Business -- Washington Mutual's Operating Subsidiaries."

     Nonbanking subsidiary results of operations were as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1996         1995         1994
                                                               -------      -------      -------
                                                                    (DOLLARS IN THOUSANDS)
WM Life...................................................     $16,269      $14,292      $12,482
ASB Financial.............................................      12,616       10,599       11,245
Composite Research........................................       3,364        2,967        2,854
ASB Insurance.............................................       1,690        1,100           --
Murphey Favre.............................................       1,461          437       (2,249)
Mutual Travel.............................................          --          229        1,178
Other.....................................................       4,520         (644)         (23)
                                                               -------      -------      -------
Net income before amortization of goodwill and other
  intangible assets, elimination of intercompany
  transactions, and income taxes ("pretax operating
  income")................................................      39,920       28,980       25,487
Amortization of goodwill and other intangible assets......         106          932        1,501
                                                               -------      -------      -------
Net income before elimination of intercompany transactions
  and income taxes........................................     $39,814      $28,048      $23,986
                                                               =======      =======      =======

     Pretax operating income for 1996 was $39.9 million, compared with $29.0 million in 1995 and $25.5 million in 1994.

     WM Life improved its pretax operating income to $16.3 million during 1996 from $14.3 million in 1995 and $12.5 million in 1994. Most of the increase during 1996 was due to higher net interest income resulting from growth in net interest-earning assets funded in part by $79.3 million in advances from the FHLB outstanding at the end of 1996. The improvement in earnings in 1995 primarily reflected asset growth funded by annuity sales. Annuities outstanding at year-end 1995 were up 7% to $855.5 million from $799.2 million at the end of 1994 due to a high level of surrenders of annuity contracts. Annuities rose a modest 3% during 1996 to end the year at $878.1 million.

     ASB Financial had pretax operating income of $12.6 million in 1996, an increase of 19%, compared with $10.6 million during 1995, primarily as a result of greater securities sales. Higher sales commissions and salary expense, related to higher securities commission revenues, resulted in a decrease in pretax operating income in 1995 from $11.2 million in 1994.

     Composite Research's pretax operating income improved slightly to $3.4 million during 1996 from $3.0 million during 1995 and $2.9 million during 1994. Assets of the Composite Group of mutual funds, managed by Composite Research, were $1.4 billion at December 31, 1996, $1.3 billion at year-end 1995 and $1.1 billion at December 31, 1994. The differences in asset balances are primarily due to fluctuations in market valuation of the mutual fund assets.

     Pretax operating income for ASB Insurance for 1996 totaled $1.7 million, compared with $1.1 million for 1995. ASB Insurance began operations in 1995.

     Murphey Favre posted pretax operating income of $1.5 million during 1996, compared with $437,000 during 1995. During 1996, Murphey Favre recorded a $1.7 million charge resulting from a legal settlement. Lower sales reduced pretax operating income to $437,000 in 1995. The pretax net loss of $2.2 million in 1994 resulted primarily from the $5.0 million expense of a legal settlement.

     The results of operations during 1996 for other nonbanking subsidiaries included the recognition of a previously deferred gain of $4.1 million on the 1995 sale of Mutual Travel. In March 1995, Washington Mutual sold Mutual Travel to a company whose principal shareholders were Mutual Travel's management team. The sales price resulted in a pretax gain of $4.1 million, which was recognized in 1996.

REVIEW OF FINANCIAL POSITION

     Assets. At December 31, 1996, the Company's assets were $44.6 billion, an increase of 6% from $42.0 billion at December 31, 1995. During 1995, total assets grew $4.5 billion. Most of the growth during 1996 and 1995 resulted from retaining originated loans (either as part of the loan portfolio or as MBS).

     Investment Activities. Washington Mutual's investment portfolio of $12.0 billion at December 31, 1996 declined 22% from the December 31, 1995 balance of $15.4 billion. Contributing to the decline were paydowns of investment securities and the Company's decision to continue the restructuring of its investment portfolio by selling fixed-rate securities and replacing them with adjustable-rate loans and securities. This portfolio restructuring was intended to reduce Washington Mutual's sensitivity to changes in market interest rates. As noted above, however, the portfolio restructuring also negatively affected the yield on interest-earning investment securities. See "-- Net Interest Income."

     At December 31, 1996, the Company's investment portfolio included $9.1 billion of available-for-sale securities, $2.9 billion of held-to-maturity securities (with a fair value of $2.9 billion), and $1.6 million of trading account securities. MBS constituted $10.5 billion or 87% of the total investment portfolio.

     The Company's investment portfolio increased 76% to $15.4 billion at December 31, 1995 from $8.7 billion a year earlier, primarily due to the Company's retention of $6.6 billion of loans which it securitized. Also in 1995, Washington Mutual leveraged its capital through purchases of investment securities. These purchases were funded mostly through borrowings. By leveraging the balance sheet through the use of these wholesale activities, Washington Mutual generated additional net interest income.

     At December 31, 1995, the Company's investment portfolio included $12.2 billion of available-for-sale securities, $3.2 billion of held-to-maturity securities (with a fair value of $3.3 billion), and $238,000 of trading account securities. During 1995, the Financial Accounting Standards Board ("FASB") issued a report entitled A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers which allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. Pursuant to the FASB report, Washington Mutual reclassified $4.9 billion of its held-to-maturity securities into the available-for-sale category on December 1, 1995. Of the securities transferred, over half were fixed-rate securities. See "Business -- Asset and Liability Management."

     Loans. Total loans outstanding at December 31, 1996 were $30.3 billion, up from $24.2 billion at December 31, 1995. Changes in the loan balances are primarily driven by originations of new loans, prepayments of existing loans, scheduled repayments of principal, and loan securitizations.

     Loans, exclusive of reserve for loan losses, consisted of the following:

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS)
Loans:
  Residential...................  $22,660,715   $17,303,305   $17,766,215   $13,828,459   $11,734,594
  Residential construction......      723,645       615,814       549,271       430,215       366,808
  Commercial real estate........    3,810,968     3,487,574     4,699,220     4,515,449     3,194,184
  Manufactured housing, second
     mortgage and other
     consumer...................    3,158,741     2,841,854     2,573,327     2,403,169     1,431,834
  Commercial business...........      340,149       179,568       129,048       131,468       118,717
                                  -----------   -----------   -----------   -----------   -----------
     Total loans................  $30,694,218   $24,428,115   $25,717,081   $21,308,760   $16,846,137
                                   ==========    ==========    ==========    ==========    ==========
Loans as a percentage of total
  loans:
  Residential...................           74%           71%           69%           65%           70%
  Residential construction......            2             2             2             2             2
  Commercial real estate........           13            14            18            21            19
  Manufactured housing, second
     mortgage and other
     consumer...................           10            12            10            11             8
  Commercial business...........            1             1             1             1             1
                                          ---           ---           ---           ---           ---
     Total loans................          100%          100%          100%          100%          100%
                                          ===           ===           ===           ===           ===

     Loans originated were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1996          1995         1994
                                                            -----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Real estate:
  Residential (1-4 family units):
     Fixed rate...........................................  $ 3,708,874   $2,365,603   $1,040,035
     Adjustable rate......................................    6,240,190    4,455,740    5,288,231
  Residential construction:
     Custom...............................................      779,698      583,658      705,655
     Speculative..........................................      510,047      352,169      328,521
  Apartment buildings.....................................      504,531      348,942      618,201
  Other commercial real estate............................      267,043      166,987      136,749
                                                            -----------   ----------   ----------
     Total real estate loans..............................   12,010,383    8,273,099    8,117,392
Consumer:
  Second mortgage and other consumer......................      953,952      722,871      776,176
  Manufactured housing....................................      334,721      274,115      277,358
                                                            -----------   ----------   ----------
     Total consumer loans.................................    1,288,673      996,986    1,053,534
Commercial business.......................................      348,400      167,830      128,539
                                                            -----------   ----------   ----------
     Total loans originated...............................  $13,647,456   $9,437,915   $9,299,465
                                                            ===========   ==========   ==========
Residential refinances to total residential
  originations............................................        38.71%       42.14%       48.31%

     The strong housing market, attractive interest rates, and an increased number of distribution outlets led to record lending volumes during 1996. In early 1994, the Company's originations included significant refinancing activity that was generated by low market interest rates. The onset of higher interest rates later in 1994 curtailed refinancing activity for the year and resulted in an increase in residential adjustable-rate originations compared to residential fixed-rate originations. While refinancings increased again during the second half of 1995 and during 1996 as market interest rates declined, they were overshadowed by the rise in loans to purchase homes. Loans to purchase homes accounted for $6.0 billion of residential originations during 1996 while refinancing activity produced $3.9 billion of loans, compared with the previous year's $3.9 billion of loans to purchase homes and $2.9 billion of refinance activity. In addition, of the total residential loans originated in 1996, 63% were adjustable rate -- about the same as in 1995. The decline in apartment building originations from 1994 to 1995 was due to a management decision at ASB to reduce lending volumes in that product line.

     Deposits. Total deposits were $24.1 billion at December 31, 1996, compared with $24.5 billion at the end of 1995.

     Deposits consisted of the following:

                                                                       DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing......................................  $ 2,138,782   $ 2,111,124   $ 2,342,407
  Noninterest bearing...................................      841,180       665,205       499,282
                                                          -----------   -----------   -----------
                                                            2,979,962     2,776,329     2,841,689
Savings accounts........................................    1,660,376     1,905,659     2,224,784
MMDAs...................................................    5,181,685     4,667,884     3,502,981
Time deposit accounts:
  Due within one year...................................   12,159,123    12,696,186    10,496,491
  After one but within two years........................    1,011,934     1,410,809     2,780,944
  After two but within three years......................      647,988       409,580       765,219
  After three but within four years.....................      333,234       243,541       293,167
  After four but within five years......................      102,681       258,415       293,522
  After five years......................................        3,158        94,557       145,209
                                                          -----------   -----------   -----------
                                                           14,258,118    15,113,088    14,774,552
                                                          -----------   -----------   -----------
     Total deposits.....................................  $24,080,141   $24,462,960   $23,344,006
                                                          ===========   ===========   ===========

     Time deposits decreased during 1996 because management chose not to be aggressive in their repricing. Partially offsetting the $855.0 million decline in time deposits were increases in the level of money market and checking accounts. Both of these products have the benefit of lower interest costs.

     While the vast majority of its deposits are retail in nature, the Company does engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management's decisions as to the most economic funding sources.

     Financial data pertaining to deposits were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
                                                                (DOLLARS IN THOUSANDS)
Decrease due to deposit outflow.....................  $(1,550,305)    $  (432,942)    $(1,236,514)
Increase due to acquired deposits...................      106,663         417,078         211,537
Increase due to interest credited...................    1,060,823       1,134,818         852,666
                                                      -----------     -----------     -----------
     (Decrease) increase in total deposits..........  $  (382,819)    $ 1,118,954     $  (172,311)
                                                      ===========     ===========     ===========
Total deposits at end of period.....................  $24,080,141     $24,462,960     $23,344,006
Weighted average rate for the period................         4.41%           4.69%           3.69%

     Borrowings and Annuities. Washington Mutual's borrowings primarily take the form of federal funds purchased, securities sold under agreements to repurchase and advances from the FHLBs of Seattle and San Francisco. See
"Business -- Sources of Funds -- Borrowings and Annuities." The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources. The increase in the level of borrowings in 1996 was used to fund the Company's asset growth.

     Borrowings and annuities consisted of the following:

                                                                   DECEMBER 31,
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
    Annuities.......................................  $   878,057   $   855,503   $   799,178
    Federal funds purchased.........................    1,052,000       433,420            --
    Securities sold under agreements to
      repurchase....................................    7,835,453     7,984,756     6,637,346
    Advances from the FHLB..........................    7,241,492     4,715,739     4,128,977
    Other borrowings................................      676,986       590,217       381,066
                                                      -----------   -----------   -----------
      Total borrowings..............................  $17,683,988   $14,579,635   $11,946,567
                                                      ===========   ===========   ===========

     In August 1995, the Company filed a registration statement with the SEC for the offering, on a delayed or continuous basis, of up to $250.0 million of debt securities, of which $100.0 million remains available.

     In December 1996, Washington Mutual entered into two Facilities: a $100.0 million 364-day facility and a $100.0 million 4-year facility. At December 31, 1996, no monies had been drawn. However, in January 1997, $150.0 million was drawn for the redemption of debt securities of a Keystone Holdings' subsidiary and in February 1997, another $20.0 million was drawn. The remaining proceeds of the Facilities are available for general corporate purposes, including providing capital at a subsidiary level.

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, Statement No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. In general, SFAS No. 127 defers for one year the effective date of SFAS No. 125. The Company will implement SFAS No. 125, as amended by SFAS No. 127 as required. The adoption is not anticipated to have a material impact on the results of operations or financial position of the Company.

ASSET QUALITY

     Provision for Loan Losses and Reserve for Loan Losses. The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for losses inherent in the Company's loan portfolio. The estimate of inherent losses is developed by management considering a number of factors, including matters pertinent to the underlying quality of the loan portfolio and management's policies, practices and intentions with respect to credit administration and asset management. The provision for loan losses during 1996 was $201.5 million, which included a $125.0 million addition to the reserve for loan losses at the date of the merger with Keystone Holdings. The additional reserve for loan losses was provided principally because a number of Washington Mutual's credit administration and asset management philosophies and procedures differed from those of ASB. Those differences consisted principally of the following: (i) Washington Mutual is more proactive in dealing with emerging credit problems and tends to prefer foreclosure actions to induce borrowers to correct defaults, whereas ASB was not as proactive and tended to prefer workouts in lieu of a more aggressive foreclosure stance; and (ii) ASB considered the risk characteristics of its portfolio of loans secured by apartment buildings of less than $1.0 million to be similar to its single-family residential portfolio; Washington Mutual, on the other hand, considers the risk characteristics of that portfolio to be more closely aligned with its commercial real estate loan portfolio, which tends to have a higher incidence of loan losses than the single-family residential portfolio. Washington Mutual is conforming ASB's asset management practices, administration, philosophies and procedures to those of WMB and WMBfsb. The plan of realization of troubled loans differed between the companies and therefore resulted in different levels of loss reserves. The addition to the reserve for loan losses was to a lesser degree provided because Washington Mutual believed that, while there had been an increase in the value of residential real estate in certain California markets, a decline in collateral values for some portions of the California real estate market occurred in 1996. Management of the Company has individually reviewed ASB's large performing and nonperforming loans and performed a review of its other loan portfolios and is developing appropriate strategies for such credits. As a result, Washington Mutual allocated approximately 43% of the additional $125.0 million provision to loans in the commercial real estate loan portfolio. The remainder was attributed to ASB's various residential loan portfolios, for which specific reserve allocations were not recorded.

     In addition to the $125.0 million discussed above, the provision for loan losses for 1996 included $76.5 million of charges, which was substantially unchanged from the $75.0 million in 1995, reflecting the fact that the dollar amounts of nonperforming assets were substantially the same in both periods. The balance of the reserve for loan losses was $363.4 million or 110.29% of nonperforming assets at December 31, 1996, compared with $235.3 million or 69.42% of nonperforming assets at December 31, 1995.

     The provision for loan losses during 1995 was $75.0 million, compared with $122.0 million in 1994 and $158.7 million in 1993. The 1995 provision reflected a decline in the level of nonperforming assets, particularly California residential and apartment building real estate loans. The 1994 provision reflected a significant decline in the levels of certain nonperforming assets, but was increased from levels otherwise indicated by $12.5 million related to losses resulting from the Northridge, California earthquake in January 1994.

     The provision for loan losses of $158.7 million during 1993 was virtually unchanged from 1992's level of $158.5 million. During 1991, California's general economic indicators, including employment, consumer confidence and the value of residential real estate, began to deteriorate. These trends continued through 1992 and 1993. In response to these trends, the Company increased its reserve for loan losses through the provision for loan losses during those years and tightened underwriting standards at ASB. Management believes that the stricter underwriting standards initiated at ASB in the latter part of 1991 and 1992 have helped to alleviate the level of loan delinquencies, despite the recessionary conditions that existed in California. The delinquency experience of loans originated by ASB subsequent to 1992 has been significantly less than that of those originated prior to 1992. Management believes that the high rate of delinquencies in prior years' originations can be attributed to a subsequently discontinued limited documentation program offered by ASB during 1989 and 1990, as well as the general decline in the value of residential real estate that resulted in the deterioration of many borrowers' equity. The loan loss provision in 1992 and 1993 was also affected by the increase in the size of the loan portfolio, and in 1993, caution about the quality of the loans acquired from Pacific First.

     Integral to determining the level of the provision for loan losses in any given year is an analysis of actual loss experience and plans for problem loan administration and resolution. Loan charge-offs, net of recoveries for 1996 totaled $74.4 million, which was less than the level of net charge-offs of $90.1 million in 1995, $123.0 million in 1994, $139.3 million in 1993, and $114.7 million in 1992. The downward trend in residential charge-offs over the past several years resulted in declines in the overall provision for loan losses. Charge-offs on loans secured by commercial real estate in 1996 were lower, compared with the previous three years. Although charge-offs had been higher, commercial real estate delinquencies as a percentage of the total commercial real estate loan portfolio had declined significantly, contributing to the lower overall provision for loan losses. At year-end 1992, commercial credits, which consisted primarily of high-yield bonds, declined to $14.0 million from $22.2 million at the end of the previous year. This decline was mostly due to $6.6 million in sales during the year. However, by the end of 1992, nonperforming assets in this portfolio had increased to $8.5 million from $360,000 one year earlier. This increase in nonperforming credits was anticipated by management.

     Changes in the reserve for loan losses were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year..............  $235,275    $244,989    $245,062    $179,612    $130,423
Provision for loan losses...............   201,512      74,987     122,009     158,728     158,537
Reserves added through business
  combinations..........................     1,077       5,372         921      46,000       5,321
Loans charged-off:
  Residential...........................   (53,993)    (57,147)    (89,637)    (93,799)    (77,815)
  Residential construction..............       (16)       (125)       (190)       (297)       (937)
  Commercial real estate................   (21,752)    (33,149)    (26,835)    (26,967)    (19,377)
  Manufactured housing, second mortgage
     and other consumer.................    (6,639)     (6,888)    (10,544)    (16,964)    (17,017)
  Commercial business/credits...........      (435)       (813)     (2,065)     (3,065)     (1,321)
                                          --------    --------    --------    --------    --------
                                           (82,835)    (98,122)   (129,271)   (141,092)   (116,467)
Recoveries of loans previously
  charged-off:
  Residential...........................     4,437       2,393       2,522          45          17
  Residential construction..............        --          47          --          --          --
  Commercial real estate................     3,197       4,426       2,186         889         571
  Manufactured housing, second mortgage
     and other consumer.................       705         701       1,117         768         313
  Commercial business/credits...........        74         482         443         112         897
                                          --------    --------    --------    --------    --------
                                             8,413       8,049       6,268       1,814       1,798
                                          --------    --------    --------    --------    --------
Net charge-offs.........................   (74,422)    (90,073)   (123,003)   (139,278)   (114,669)
                                          --------    --------    --------    --------    --------
Balance, end of year....................  $363,442    $235,275    $244,989    $245,062    $179,612
                                          ========    ========    ========    ========    ========
Net charge-offs as a percentage of
  average loans.........................      0.28%       0.35%       0.56%       0.70%       0.69%

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the reserve is then allocated to reflect the identified loss exposure. Residential real estate and consumer loans are not individually analyzed for impairment and loss exposure because of the significant number of loans and their relatively small individual balances. Residential construction, commercial real estate and commercial business loans were evaluated individually for impairment. Allocated reserves at the end of 1996 increased significantly to $78.3 million. During 1996, the Company's review of ASB's loan portfolio resulted in approximately 43% of the additional $125.0 million provision being allocated to loans in the commercial real estate loan portfolio.

     Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures.

     An analysis of the reserve for loan losses was as follows:

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Allocated reserves:
  Commercial real estate............  $ 77,054     $ 16,488     $ 20,025     $ 22,833     $ 22,496
  Residential construction..........        --          158        1,327        1,503        1,219
  Commercial business/credits.......     1,285           --           --        1,718        5,597
                                      --------     --------     --------     --------     --------
     Total allocated reserves.......    78,339       16,646       21,352       26,054       29,312
Unallocated reserves................   285,103      218,629      223,637      219,008      150,300
                                      --------     --------     --------     --------     --------
     Total loan loss reserves.......  $363,442     $235,275     $244,989     $245,062     $179,612
                                      ========     ========     ========     ========     ========
Total reserve for loan losses as a
  percentage of:
  Nonperforming loans...............    160.52%      110.04%       87.22%       72.74%       54.58%
  Nonperforming assets..............    110.29        69.42        58.52        46.91        31.98

     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $7.1 million at December 31, 1996, compared with $10.1 million at December 31, 1995. The level is based upon a routine review of the REO portfolio and the strength of national and local economies.

     Classified Assets. The following table sets forth the Company's classified assets, which consist of nonaccrual loans, loans under foreclosure, REO and performing loans (including substandard troubled debt restructurings) and securities that exhibit credit quality weaknesses. When and if loans sold on a recourse basis are nonperforming, they are included in nonaccrual loans. See "Consolidated Financial Statements -- Note 1: Summary of Significant Accounting Policies."

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Nonaccrual loans and loans under foreclosure...........................  $226,412     $213,802
REO....................................................................   103,111      125,101
                                                                         --------     --------
  Total nonperforming assets...........................................   329,523      338,903
Troubled debt restructurings (classified as substandard)...............    82,048       85,483
Other classified assets................................................   136,442      129,264
                                                                         --------     --------
  Total classified assets..............................................  $548,013     $553,650
                                                                         ========     ========

     Nonperforming assets decreased to 0.74% of total assets at December 31, 1996 or $329.5 million, compared with $338.9 million or 0.81% of total assets at December 31, 1995. Nonperforming assets decreased 19% to $338.9 million at the end of 1995, from $418.7 million at the end of 1994. At December 31, 1996, nonperforming assets in California accounted for 63% of total nonperforming assets, down from 75% and 83% at the ends of 1995 and 1994. The decline in nonperforming assets since 1992 was largely a result of a tightening of underwriting standards at ASB beginning in mid-1991. Declining market rents and occupancy rates in certain areas of Los Angeles that were negatively affected by the economic environment during the three years ended December 31, 1995, as well as the Los Angeles riots in 1992 and the Northridge earthquake in January 1994, contributed to higher charge-offs in the apartment loan portfolio in 1994 and 1995, thereby reducing the level of nonperforming apartment loans. See
" -- Provision for Loan Losses and Reserve for Loan Losses."

     Nonperforming assets and troubled debt restructurings consisted of the following:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans and loans under
  foreclosure:
  Real estate loans:
     Residential............................  $180,438   $158,040   $172,136   $233,618   $253,888
     Residential construction...............     9,235      9,550      4,640      8,527      5,856
     Apartment buildings....................     7,642     23,300     70,944     53,474     37,059
     Other commercial real estate...........     6,555     12,663     23,549     20,516     14,883
                                              --------   --------   --------   --------   --------
       Total real estate loans..............   203,870    203,553    271,269    316,135    311,686
  Second mortgage and other consumer
     loans..................................    13,199      7,502      6,969     14,783      7,218
  Manufactured housing loans................     8,275      1,923      1,643      2,207      1,571
  Commercial business loans/credits.........     1,068        824      1,018      3,785      8,580
                                              --------   --------   --------   --------   --------
       Total nonperforming loans............   226,412    213,802    280,899    336,910    329,055
REO, net of REO reserves....................   103,111    125,101    137,767    185,492    232,568
                                              --------   --------   --------   --------   --------
       Total nonperforming assets...........  $329,523   $338,903   $418,666   $522,402   $561,623
                                              ========   ========   ========   ========   ========
Troubled debt restructurings................  $112,287   $ 90,623   $ 54,583   $ 68,670   $104,538
Nonperforming assets as a percentage of
  total assets..............................      0.74%      0.81%      1.12%      1.55%      2.03%

     Nonperforming assets by geographic concentration were as follows:

                                                          DECEMBER 31, 1996
                              -------------------------------------------------------------------------
                                                                                    OTHER
                              CALIFORNIA     WASHINGTON     OREGON       UTAH      STATES       TOTAL
                              ----------     ----------     -------     ------     -------     --------
                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential...............   $ 119,524      $ 42,119      $ 9,516     $1,908     $ 7,371     $180,438
  Residential
     construction...........          --         5,823        2,143      1,130         139        9,235
  Apartment buildings.......       5,840         1,759           --         --          43        7,642
  Other commercial real
     estate.................       1,979         1,718          227         --       2,631        6,555
                                --------       -------      -------     ------     -------     --------
     Total real estate
       loans................     127,343        51,419       11,886      3,038      10,184      203,870
Second mortgage and other
  consumer loans............       1,605         5,514        3,010        278       2,792       13,199
Manufactured housing
  loans.....................          --         3,893        1,818        330       2,234        8,275
Commercial business loans...          --           193          691         --         184        1,068
                                --------       -------      -------     ------     -------     --------
     Total nonperforming
       loans................     128,948        61,019       17,405      3,646      15,394      226,412
REO.........................      82,862        25,019          461        160       1,753      110,255
REO reserves................                                                                     (7,144)
                                --------       -------      -------     ------     -------     --------
     Total nonperforming
       assets...............   $ 211,810      $ 86,038      $17,866     $3,806     $17,147     $329,523
                                ========       =======      =======     ======     =======     ========
Nonperforming assets by
  state as a percentage of
  total nonperforming
  assets....................          63%           26%           5%         1%          5%        100%

     Impaired Loans. On January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan as modified by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. It is applicable to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include residential real estate and consumer loans. All residential construction, commercial real estate and commercial business loans are individually evaluated for impairment. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At December 31, 1996, the Company had $112.3 million of restructured loans of which $82.0 million, though performing, were considered to be impaired. Troubled debt restructurings that were not considered to be impaired were restructured prior to 1995 and have been performing according to the terms of the restructure in the year subsequent to the restructure.

     A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all loans on nonaccrual, any substandard loan, whether or not performing, with an allocated reserve and certain troubled debt restructurings. SFAS No. 114 requires that impairment of loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company bases the measurement of loan impairment on the fair value of the loan's underlying collateral. The amount by which the recorded investment in the loan exceeds the value of the impaired loan's collateral is included in the Company's allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

     At December 31, 1996, loans totaling $317.3 million were impaired, of which $260.7 million had allocated reserves of $42.9 million. The remaining $56.6 million were either nonperforming or previously written down and had no reserves allocated to them. Of the $317.3 million of impaired loans, $22.7 million were on nonaccrual status or under foreclosure. The average balance of impaired loans during 1996 was $302.6 million and the Company recognized $14.6 million of related interest income. Interest income is normally recognized on an accrual basis; however, if the impaired loan is nonperforming, interest income is then recorded on the receipt of cash. The rise in the level of impaired loans during 1996 reflected, for the most part, the Company's review of large commercial real estate loans at ASB. Of the $125.0 million addition to the reserve for loan losses, $18.9 million was allocated to $110.3 million of commercial real estate loans that management deemed to be impaired.

     The amount of impaired loans based upon the fair value of the underlying collateral and the related allocated reserve for loan losses were as follows:

                                                                   DECEMBER 31, 1996
                                                 ------------------------------------------------------
                                                 GROSS LOAN      PRINCIPAL      NET LOAN     ALLOCATED
                                                   AMOUNT       CHARGED-OFF      AMOUNT       RESERVES
                                                 ----------     -----------     --------     ----------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans and loans under foreclosure:
  With allocated reserves......................   $ 10,909        $   400       $ 10,509      $  3,079
  Without allocated reserves...................     15,792          3,552         12,240            --
                                                  --------         ------       --------       -------
                                                    26,701          3,952         22,749         3,079
Troubled debt restructurings:
  With allocated reserves......................     45,248             --         45,248         7,960
  Without allocated reserves...................     37,368            569         36,799            --
                                                  --------         ------       --------       -------
                                                    82,616            569         82,047         7,960
Other impaired loans:
  With allocated reserves......................    205,563            645        204,918        31,851
  Without allocated reserves...................     12,437          4,833          7,604            --
                                                  --------         ------       --------       -------
                                                   218,000          5,478        212,522        31,851
                                                  --------         ------       --------       -------
     Total impaired loans......................   $327,317        $ 9,999       $317,318      $ 42,890
                                                  ========         ======       ========       =======

     At December 31, 1995, loans totaling $169.1 million were impaired, of which $91.7 million had allocated reserves of $16.6 million. The remaining $77.4 million were either nonperforming or previously written down and had no reserves allocated to them. Of the $169.1 million of impaired loans, $26.7 million were on nonaccrual status or under foreclosure, and $142.3 million (including $57.1 million of troubled debt restructurings) were performing but judged to be impaired.

     The amount of impaired loans based upon the fair value of the underlying collateral and the related allocated reserve for loan losses were as follows:

                                                                   DECEMBER 31, 1995
                                                 ------------------------------------------------------
                                                 GROSS LOAN      PRINCIPAL      NET LOAN     ALLOCATED
                                                   AMOUNT       CHARGED-OFF      AMOUNT       RESERVES
                                                 ----------     -----------     --------     ----------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans and loans under foreclosure:
  With allocated reserves......................   $  9,853        $ 1,224       $  8,629      $  2,192
  Without allocated reserves...................     19,226          1,113         18,113            --
                                                  --------        -------       --------       -------
                                                    29,079          2,337         26,742         2,192
Troubled debt restructurings:
  With allocated reserves......................     16,917             --         16,917         3,115
  Without allocated reserves...................     40,733            516         40,217            --
                                                  --------        -------       --------       -------
                                                    57,650            516         57,134         3,115
Other impaired loans:
  With allocated reserves......................     66,161             33         66,128        11,339
  Without allocated reserves...................     25,665          6,600         19,065            --
                                                  --------        -------       --------       -------
                                                    91,826          6,633         85,193        11,339
                                                  --------        -------       --------       -------
     Total impaired loans......................   $178,555        $ 9,486       $169,069      $ 16,646
                                                  ========        =======       ========       =======

INTEREST RATE RISK MANAGEMENT

     Washington Mutual engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes. One of the Company's strategies to reduce the effect of future movements in interest rates is to increase the percentage of adjustable-rate assets in its portfolio. During 1996, the Company securitized and then sold the majority of the fixed-rate loans it originated, while retaining nearly all of its adjustable-rate loan production. In addition, as part of the restructuring strategy initiated in late 1995, the Company purchased adjustable-rate assets and sold fixed-rate mortgage-backed securities. The Company still, however, has short-term volatility of net interest income because of the effect of the COFI lag. Management plans to reduce this short-term volatility in part by increasing production of non-COFI adjustable-rate products and short-term fixed-rate products such as consumer loans.

     The implementation of strategies to reduce interest rate risk, however, generally has a negative effect on earnings. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates; nevertheless, rising interest rates or a flat yield curve adversely affect the Company's operations. Management tries to balance these two factors in administering its interest rate risk program.

     As part of its asset and liability management program, the Company actively manages asset and liability maturities and at various times uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to reduce the negative effect that rising rates could have on net interest income. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. Management, in conjunction with the Company's Board of Directors, has established strict policies and guidelines for the use of derivative instruments. Moreover, Washington Mutual has used these instruments for many years to mitigate interest rate risk. These instruments generally are not intended to be used as techniques to generate earnings by speculating on the movements of interest rates, nor does the Company act as a dealer of these instruments. See "Consolidated Financial Statements -- Note 17:
Interest Rate Risk Management."

     A conventional measure of interest rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Interest-sensitive assets.........................................  $30,613,301     $27,732,380
Derivative instruments designated against assets..................    1,150,000       1,825,000
Interest-sensitive liabilities....................................  (34,984,865)    (31,469,960)
Derivative instruments designated against liabilities.............    1,598,400         832,000
                                                                    -----------     -----------
  Net liability sensitivity.......................................  $(1,623,164)    $(1,080,580)
                                                                    ===========     ===========
One-year gap......................................................        (3.64)%         (2.57)%

     At the end of 1996, Washington Mutual's one-year gap was a negative 3.64%, compared with a negative 2.57% at the end of 1995. While the Company's consolidated one-year gap at December 31, 1996 was fairly neutral, WMB's and ASB's one-year gap positions were quite different. WMB's one-year gap was a negative 18.19% at the end of 1996 due in large part to the preference of its customers for fixed-rate loan products. Management can compensate for this preference by selling fixed-rate loans, purchasing adjustable-rate assets, and strategically using hedging instruments, all of which were done during 1996. Since the vast majority of interest-earning assets at ASB were COFI ARM products, its one-year gap at the end of 1996 was a positive 12.85%. At December 31, 1996, the Company had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $9.1 billion. Without these instruments, the Company's one-year gap at December 31, 1996, would have been a negative 9.81% as opposed to a negative 3.64%. See "Consolidated Financial Statements -- Note 17: Interest Rate Risk Management" for a discussion of the use of derivative instruments.

     Interest sensitivity analysis by maturity or repricing period was as follows:

                                                                          DECEMBER 31, 1996
                                     --------------------------------------------------------------------------------------------
                                     DUE WITHIN    DUE WITHIN     AFTER ONE    AFTER TWO    AFTER FIVE
                                         0-3          4-12       BUT WITHIN    BUT WITHIN   BUT WITHIN     AFTER
                                       MONTHS        MONTHS       TWO YEARS    FIVE YEARS    10 YEARS     10 YEARS       TOTAL
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS
Cash, cash equivalents, and trading
  account securities(1)............  $ 1,089,527   $        --   $        --   $    1,648   $       --   $       --   $ 1,091,175
Available-for-sale securities(2)...    4,528,217     2,276,537       176,759      712,406      586,049      766,347     9,046,315
Held-to-maturity securities........    2,673,283         1,445        12,144       35,495       51,698       86,282     2,860,347
Loans(3):
  Real estate......................   15,533,194     3,674,232     1,524,297    3,918,552    2,280,039    2,561,670    29,491,984
  Manufactured housing, second
    mortgage and other consumer....      335,209       215,226       137,456      154,309       82,017       35,200       959,417
  Commercial business..............      259,559        26,872        11,549       19,733        2,832           --       320,545
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total loans..................   16,127,962     3,916,330     1,673,302    4,092,594    2,364,888    2,596,870    30,771,946
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total interest-sensitive
        assets.....................   24,418,989     6,194,312     1,862,205    4,842,143    3,002,635    3,449,499    43,769,783
Derivative instruments affecting
  interest sensitivity:
Interest rate exchange agreements:
  Designated against
    available-for-sale
    securities.....................      500,000            --      (300,000)    (200,000)          --           --            --
Interest rate cap agreements:
  Designated against
    available-for-sale
    securities.....................    1,050,000      (400,000)     (650,000)          --           --           --            --
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total effect of derivative
        instruments................    1,550,000      (400,000)     (950,000)    (200,000)          --           --            --
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total interest-sensitive
        assets.....................   25,968,989     5,794,312       912,205    4,642,143    3,002,635    3,449,499    43,769,783
INTEREST-SENSITIVE LIABILITIES
Deposits(4)........................   10,390,870     8,071,838     1,583,909      460,865       77,810    3,493,255    24,078,547
Borrowings and other liabilities...   14,639,325     1,882,832       490,240      375,853      253,529       42,209    17,683,988
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total interest-sensitive
        liabilities................   25,030,195     9,954,670     2,074,149      836,718      331,339    3,535,464    41,762,535
Derivative instruments affecting
  interest sensitivity:
  Interest rate exchange
    agreements:
    Designated against deposits and
      short-term borrowings........   (1,269,400)      286,500       337,500      636,200        9,200           --            --
  Interest rate cap agreements:
    Designated against deposits and
      short-term borrowings........     (615,500)           --       254,000      361,500           --           --            --
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total effect of derivative
        instruments................   (1,884,900)      286,500       591,500      997,700        9,200           --            --
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Total interest-sensitive
        liabilities................   23,145,295    10,241,170     2,665,649    1,834,418      340,539    3,535,464    41,762,535
                                     -----------   -----------   -----------   ----------   ----------   ----------   -----------
      Net asset (liability)
        sensitivity................  $ 2,823,694   $(4,446,858)  $(1,753,444)  $2,807,725   $2,662,096   $  (85,965)  $ 2,007,248
                                     ===========   ===========   ===========   ==========   ==========   ==========   ===========
Cumulative net (liability) asset
  sensitivity......................  $ 2,823,694   $(1,623,164)
Cumulative net (liability) asset
  sensitivity as a percentage of
  total assets.....................         6.34%        (3.64)%

---------------

(1) Includes accrued interest on interest-earning assets.

(2) Excludes mark-to-market adjustment.

(3) Excludes deferred loan fees, reserve for loan losses and premium and discount on purchased loans.

(4) Excludes premium on purchased deposits. Deposits without stated maturity are included in the category "Due within 0-3 months."

     While the one-year gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. For this reason, Washington Mutual uses financial modeling to forecast earnings under different interest rate projections. Although this modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate.

     Washington Mutual adopted, as required, SFAS No. 115. This statement requires investment and equity securities to be segregated into three categories: trading, held-to-maturity and available-for-sale.

     The available-for-sale portfolio is maintained as a source of investment income as well as potential liquidity should it be necessary for the Company to raise cash or reduce its asset size. Because the available-for-sale portfolio is required to be carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. This portfolio is substantially composed of MBS, of which 84% have adjustable rates and the remainder have fixed rates. In an attempt to modify the interest flows on these securities, as well as protect against market value changes, certain interest rate exchange agreements and interest rate cap agreements have been designated to the available-for-sale portfolio. The effect of such agreements in a rising interest rate environment is to shorten the effective repricing period of the underlying assets. Specifically, as short-term interest rates increase, the overall yield of the portfolio rises. However, the yield is constrained by periodic and lifetime interest rate adjustment limits or caps on the underlying adjustable-rate assets and also by the very nature of the fixed-rate assets in the portfolio. The Company, therefore, seeks to shorten the repricing period by entering into interest rate cap agreements that are intended to provide an additional layer of interest rate protection against the effect of the periodic and lifetime interest rate adjustment limits or caps and fixed-rate securities in the portfolio. Through the use of specific interest rate cap agreements, management attempts to reduce the repricing ceiling of the portfolio and to effectively shorten the repricing period. Thus, the Company has a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the investment portfolio generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, but also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide the Company with protection in all scenarios or to the full extent of the Company's exposure.

     The following table presents the effect interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of securities in the available-for-sale portfolio in an increasing interest rate environment (up 200 basis points) for the period the derivatives are outstanding:

                                                           DECEMBER 31, 1996
                                  --------------------------------------------------------------------
                                               DUE WITHIN     AFTER ONE
                                  DUE WITHIN      4-12        BUT WITHIN       AFTER
                                  0-3 MONTHS     MONTHS       TWO YEARS      TWO YEARS        TOTAL
                                  ----------   ----------     ----------     ----------     ----------
                                                         (DOLLARS IN THOUSANDS)
Principal amount of
  securities....................  $4,528,217   $2,276,537      $ 176,759     $2,064,802     $9,046,315
Effect of derivative
  instruments...................   2,225,000           --       (159,126)    (2,065,874)            --
                                  ----------   ----------      ---------     ----------     ----------
Principal amount of securities
  after effect of derivative
  instruments...................  $6,753,217   $2,276,537      $  17,633     $   (1,072)    $9,046,315
                                  ==========   ==========      =========     ==========     ==========

     The following table presents the effect interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of securities in the available-for-sale portfolio in a decreasing interest rate environment (down 200 basis points) for the period the derivatives are outstanding:

                                                           DECEMBER 31, 1996
                                  --------------------------------------------------------------------
                                               DUE WITHIN     AFTER ONE
                                  DUE WITHIN      4-12        BUT WITHIN       AFTER
                                  0-3 MONTHS     MONTHS       TWO YEARS      TWO YEARS        TOTAL
                                  ----------   ----------     ----------     ----------     ----------
                                                         (DOLLARS IN THOUSANDS)
Principal amount of
  securities....................  $4,528,217   $2,276,537      $ 176,759     $2,064,802     $9,046,315
Effect of derivative
  instruments...................     700,000           --             --       (700,000)            --
                                  ----------   ----------       --------     ----------     ----------
Principal amount of securities
  after effect of derivative
  instruments...................  $5,228,217   $2,276,537      $ 176,759     $1,364,802     $9,046,315
                                  ==========   ==========       ========     ==========     ==========

     Management actively manages the liability maturities and at various times uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to reduce the negative effect that rising rates could have on net interest income. The Company seeks to lengthen the repricing period of its deposits and borrowings by entering into interest rate cap agreements to provide an additional layer of interest rate protection should interest rates on deposits and borrowings rise. Through the use of these agreements, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, the Company has a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the deposits and borrowings generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, but also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide the Company with protection in all scenarios or to the full extent of the Company's exposure.

     The following table presents the effect interest rate exchange and interest rate cap agreements would have had on the repricing period of deposits and borrowings currently (as of December 31, 1996) or in an increasing rate environment (up 200 basis points) for the period the derivatives are outstanding:

                                                            DECEMBER 31, 1996
                                    -----------------------------------------------------------------
                                                                AFTER ONE
                                    DUE WITHIN    DUE WITHIN    BUT WITHIN     AFTER
                                    0-3 MONTHS    4-12 MONTHS   TWO YEARS    TWO YEARS       TOTAL
                                    -----------   -----------   ----------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings......................  $25,030,195   $ 9,954,670   $2,074,149   $4,703,521   $41,762,535
Effect of derivative
  instruments.....................   (6,897,400)    3,460,500      963,000    2,473,900            --
                                    -----------   -----------   ----------   ----------   -----------
Amount of deposits and borrowings
  after effect of derivative
  instruments.....................  $18,132,795   $13,415,170   $3,037,149   $7,177,421   $41,762,535
                                    ===========   ===========   ==========   ==========   ===========

     The following table presents the effect interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings currently (as of December 31, 1996) or in a decreasing interest rate environment (down 200 basis points) for the period the derivatives are outstanding:

                                                            DECEMBER 31, 1996
                                    -----------------------------------------------------------------
                                                                AFTER ONE
                                    DUE WITHIN    DUE WITHIN    BUT WITHIN     AFTER
                                    0-3 MONTHS    4-12 MONTHS   TWO YEARS    TWO YEARS       TOTAL
                                    -----------   -----------   ----------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings......................  $25,030,195   $ 9,954,670   $2,074,149   $4,703,521   $41,762,535
Effect of derivative
  instruments.....................   (1,642,400)      459,500      397,500      785,400            --
                                    -----------   -----------   ----------   ----------   -----------
Amount of deposits and borrowings
  after effect of derivative
  instruments.....................  $23,387,795   $10,414,170   $2,471,649   $5,488,921   $41,762,535
                                    ===========   ===========   ==========   ==========   ===========

LIQUIDITY

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The long-term growth objectives of the Company are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years inhibited consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

     Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At December 31, 1996, the Company had substantial liquidity compared with its established guidelines.

     The Company also computes ratios promulgated by the FDIC to monitor the liquidity position of WMB. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at December 31, 1996, met the established FDIC guidelines.

     Regulations promulgated by the OTS require that ASB and WMBfsb maintain for each calendar month an average daily balance of liquid assets at least equal to
5.00 percent of the prior month's average daily balance of net withdrawable deposits plus borrowings due within one year. At December 31, 1996, the liquidity ratio for ASB was 5.04% and for WMBfsb it was 8.29%.

     Washington Mutual's major sources of funds are the collection of loan principal and interest payments, attracting deposits, and borrowing from the FHLBs of Seattle and San Francisco and elsewhere. In addition, Washington Mutual is able to generate funds through the sale of loans and investment securities available for sale. The Company uses these funds primarily to originate loans and maintain its investment portfolio. See "Consolidated Financial
Statements -- Consolidated Statements of Cash Flows."

     At December 31, 1996, the Company was in position to obtain an additional $9.7 billion through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to make dividends to the Company is influenced by legal, regulatory and economic restrictions.

CAPITAL REQUIREMENTS

     At December 31, 1996, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were categorized as well capitalized, the highest regulatory standard.

     The regulatory capital ratios of WMB, ASB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                                 DECEMBER 31, 1996         WELL-
                                                               ----------------------   CAPITALIZED
                                                                WMB     ASB    WMBFSB     MINIMUM
                                                               -----   -----   ------   -----------
Capital ratios:
  Leverage...................................................   5.76%   5.17%    6.90%         5.00%
  Tier 1 risk-based..........................................  10.28    8.90    10.50          6.00
  Total risk-based...........................................  11.09   10.92    11.58         10.00

     In addition, ASB and WMBfsb are required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. Both ASB and WMBfsb satisfied this requirement at December 31, 1996. See "Business -- Regulation and Supervision."

     WM Life is subject to risk-based capital requirements developed by the National Association of Insurance Commissioners. This measure uses four major categories of risk to calculate an appropriate level of capital to support an insurance company's overall business operations. The four risk categories are asset risk, insurance risk, interest rate risk and business risk. At December 31, 1996, WM Life's capital was 663% of its required regulatory risk-based level.

     The Company's securities subsidiaries are also subject to capital requirements. At December 31, 1996, all of Washington Mutual's securities subsidiaries were in compliance with their applicable capital requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see index on page 56.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 15, 1997. Certain information regarding the principal officers of Washington Mutual is set forth in "Business -- Principal Officers."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 56.

     (2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

  (b)  REPORTS ON FORM 8-K:

     Form 8-K filed October 18, 1996, amended October 23, 1996 and October 25, 1996. Items 5 and 7. Financial Statements filed -- Washington Mutual, Inc. audited restated financial statements for the year ended December 31, 1995.

  (c)  EXHIBITS:

     See Index of Exhibits on page 114.

                            SIGNATURES BY REGISTRANT

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 1997.

                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER
                                          --------------------------------------
                                          Kerry K. Killinger
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 18, 1997.

/s/ KERRY K. KILLINGER                           /s/ WILLIAM A. LONGBRAKE
--------------------------------------------     --------------------------------------------
Kerry K. Killinger                               William A. Longbrake
Chairman, President and Chief Executive          Executive Vice President and Chief Financial
  Officer; Director (Principal Executive         Officer (Principal Financial Officer)
  Officer)

                                                 /s/ DOUGLAS G. WISDORF
                                                 --------------------------------------------
                                                 Douglas G. Wisdorf
                                                 Deputy Chief Financial Officer, Senior Vice
                                                 President and Controller (Principal
                                                 Accounting Officer)

/s/ DOUGLAS P. BEIGHLE                           /s/ ANNE V. FARRELL
--------------------------------------------     --------------------------------------------
Douglas P. Beighle                               Anne V. Farrell
Director                                         Director

                                                 /s/ WILLIAM P. GERBERDING
--------------------------------------------     --------------------------------------------
David Bonderman                                  William P. Gerberding
Director                                         Director

/s/ HERBERT M. BRIDGE                            /s/ DR. SAMUEL B. MCKINNEY
--------------------------------------------     --------------------------------------------
Herbert M. Bridge                                Dr. Samuel B. McKinney
Director                                         Director

/s/ J. TAYLOR CRANDALL                           /s/ MICHAEL K. MURPHY
--------------------------------------------     --------------------------------------------
J. Taylor Crandall                               Michael K. Murphy
Director                                         Director

/s/ ROGER H. EIGSTI                              /s/ LOUIS H. PEPPER
--------------------------------------------     --------------------------------------------
Roger H. Eigsti                                  Louis H. Pepper
Director                                         Director

/s/ JOHN W. ELLIS                                /s/ WILLIAM G. REED, JR.
--------------------------------------------     --------------------------------------------
John W. Ellis                                    William G. Reed, Jr.
Director                                         Director

/s/ DANIEL J. EVANS                              /s/ JAMES H. STEVER
--------------------------------------------     --------------------------------------------
Daniel J. Evans                                  James H. Stever
Director                                         Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996, 1995 AND 1994
  Independent Auditors' Report........................................................  57
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
     1994.............................................................................  58
  Consolidated Statements of Financial Position as of December 31, 1996 and 1995......  59
  Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1996, 1995 and 1994..............................................................  60
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.........................................................................  61
  Notes to Consolidated Financial Statements..........................................  63

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WASHINGTON MUTUAL, INC.:

     We have audited the accompanying consolidated statements of financial position of Washington Mutual, Inc. and subsidiaries ("the Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Washington Mutual, Inc. and Keystone Holdings, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated balance sheet of Keystone Holdings, Inc. and subsidiaries as of December 31, 1995, or the related consolidated statements of earnings, stockholder's equity, and cash flows for the years ended December 31, 1995 and 1994, which statements reflect total assets constituting 47% of consolidated total assets as of December 31, 1995, and total net income constituting 31% and 25% for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report, dated, January 26, 1996 (except as to Note 27 to the consolidated financial statements, which is as of February 8, 1996) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Keystone Holdings, Inc. and subsidiaries for 1995 and 1994, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Mutual, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, on September 30, 1995.

                                          /s/ Deloitte & Touche LLP

                                          Deloitte & Touche LLP
                                          February 14, 1997
                                          Seattle, Washington

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Keystone Holdings, Inc.:

     We have audited the consolidated balance sheet of Keystone Holdings, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 1995 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone Holdings, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/  KPMG PEAT MARWICK LLP

Los Angeles, California
January 26, 1996, except as to note 27
to the consolidated financial statements, which is as of February 8, 1996

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1996             1995             1994
                                                     ----------       ----------       ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                       AMOUNTS)
INTEREST INCOME
Loans..............................................  $2,139,513       $2,061,801       $1,658,818
Note receivable....................................          --           58,841          141,039
Available-for-sale securities......................     782,737          381,633          258,678
Held-to-maturity securities........................     220,673          409,063          235,709
Cash equivalents...................................       6,313            4,748            1,169
                                                        -------          -------          -------
  Total interest income............................   3,149,236        2,916,086        2,295,413
INTEREST EXPENSE
Deposits...........................................   1,060,823        1,134,818          852,666
Borrowings.........................................     897,406          788,618          482,692
                                                        -------          -------          -------
  Total interest expense...........................   1,958,229        1,923,436        1,335,358
                                                        -------          -------          -------
     Net interest income...........................   1,191,007          992,650          960,055
Provision for loan losses..........................     201,512           74,987          122,009
                                                        -------          -------          -------
     Net interest income after provision for loan
       losses......................................     989,495          917,663          838,046
OTHER INCOME
Depositor fees.....................................     102,597           79,017           45,255
Loan servicing fees................................      41,303           29,315           23,247
Securities, annuities and other fees...............      53,350           49,679           65,248
Other operating income.............................      36,419           31,035           39,630
Gain on sale of loans..............................      19,729            1,717           23,488
Gain (loss) on sale of other assets................       5,866             (655)          23,926
Loss on sale of covered assets.....................          --          (37,399)              --
Federal Deposit Insurance Corporation ("FDIC")
  assistance on covered assets.....................          --           55,630               --
                                                        -------          -------          -------
     Total other income............................     259,264          208,339          220,794
OTHER EXPENSE
Salaries and employee benefits.....................     336,065          313,304          315,424
Occupancy and equipment............................     124,278          110,981          102,403
Regulatory assessments.............................      43,171           54,909           54,887
SAIF special assessment............................     124,193               --               --
Data processing fees...............................      40,733           36,538           33,862
Other operating expense............................     159,541          143,794          146,463
Transaction-related expense........................     158,121            2,000               --
Amortization of goodwill and other intangible
  assets...........................................      27,672           28,306           29,076
Real estate owned ("REO") operations...............      11,530           10,682           13,402
                                                        -------          -------          -------
     Total other expense...........................   1,025,304          700,514          695,517
                                                        -------          -------          -------
     Income before income taxes and minority
       interest....................................     223,455          425,488          363,323
Income taxes.......................................      70,420          111,906          109,880
Provision (benefit) for payments in lieu of
  taxes............................................      25,187            7,887             (824)
                                                        -------          -------          -------
     Income before minority interest...............     127,848          305,695          254,267
Minority interest in earnings of consolidated
  subsidiaries.....................................      13,570           15,793           13,992
                                                        -------          -------          -------
Net Income.........................................  $  114,278       $  289,902       $  240,275
                                                        =======          =======          =======
Net Income Attributable to Common Stock............  $   95,859       $  271,318       $  221,691
                                                        =======          =======          =======
Net income per common share:
  Primary..........................................       $0.85            $2.47            $2.09
  Fully diluted....................................        0.85             2.42             2.06

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents.........................................  $   831,063     $   983,833
Trading account securities........................................        1,647             238
Available-for-sale securities, amortized cost $9,050,960 and
  $11,919,009.....................................................    9,111,274      12,154,725
Held-to-maturity securities, fair value $2,922,552 and
  $3,262,850......................................................    2,860,347       3,197,720
Loans, net of reserve for loan losses.............................   30,103,386      24,109,136
Loans held for sale...............................................      227,390          83,704
REO...............................................................      103,111         125,101
Premises and equipment............................................      482,391         452,743
Goodwill and other intangible assets..............................      133,509         161,127
Other assets......................................................      697,807         758,295
                                                                    -----------     -----------
     Total assets.................................................  $44,551,925     $42,026,622
                                                                    ===========     ===========
LIABILITIES
Deposits:
  Checking accounts...............................................  $ 2,979,962     $ 2,776,329
  Savings and money market deposit accounts.......................    6,842,061       6,573,543
  Time deposit accounts...........................................   14,258,118      15,113,088
                                                                    -----------     -----------
     Total deposits...............................................   24,080,141      24,462,960
Annuities.........................................................      878,057         855,503
Federal funds purchased...........................................    1,052,000         433,420
Securities sold under agreements to repurchase....................    7,835,453       7,984,756
Advances from the Federal Home Loan Bank ("FHLB").................    7,241,492       4,715,739
Other borrowings..................................................      676,986         590,217
Other liabilities.................................................      389,908         362,323
                                                                    -----------     -----------
     Total liabilities............................................   42,154,037      39,404,918
Minority interest.................................................           --          80,000
Contingencies (Note 26)...........................................           --              --
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 shares
  authorized -- 4,722,500 and 6,122,500 shares issued and
  outstanding.....................................................           --              --
Common stock, no par value: 350,000,000 shares
  authorized -- 126,142,285 and 119,687,860 shares issued and
  outstanding.....................................................           --              --
Capital surplus...................................................      952,747         920,406
Valuation reserve for available-for-sale securities...............       41,666         188,715
Retained earnings.................................................    1,403,475       1,432,583
                                                                    -----------     -----------
     Total stockholders' equity...................................    2,397,888       2,541,704
                                                                    -----------     -----------
     Total liabilities, minority interest and stockholders'
      equity......................................................  $44,551,925     $42,026,622
                                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              CAPITAL
                                           NUMBER OF SHARES                   SURPLUS                    VALUATION
                                          -------------------              OFFSET AGAINST                 RESERVE       TOTAL
                                          PREFERRED   COMMON    CAPITAL         NOTE         RETAINED     FOR AFS    STOCKHOLDERS'
                                            STOCK      STOCK    SURPLUS      RECEIVABLE      EARNINGS    SECURITIES     EQUITY
                                          ---------   -------   --------   --------------   ----------   ---------   ------------
                                                                              (IN THOUSANDS)
BALANCE AT JANUARY 1, 1994..............     6,200    113,457   $862,949     $ (167,000)    $1,039,954   $  29,657    $1,765,560
Establishment of valuation reserve for
  available-for-sale securities
  -- Washington Mutual, Inc.............        --         --         --             --             --      13,836        13,836
Net income..............................        --         --         --             --        240,275          --       240,275
Miscellaneous stock transactions........        --        384      7,762             --         (7,774)         --           (12)
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,584)         --       (18,584)
Cash dividends paid on common stock.....        --         --         --             --        (67,835)         --       (67,835)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --    (104,742)     (104,742)
Common stock issued through stock
  options and employee stock plans......        --        426     10,038             --             --          --        10,038
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --      1,454      9,595             --          6,705          --        16,300
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1994............     6,200    115,721    890,344       (167,000)     1,192,741     (61,249)    1,854,836
Net income..............................        --         --         --             --        289,902          --       289,902
Miscellaneous stock transactions........        --         (1)       (13)            --             --          --           (13)
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,584)         --       (18,584)
Cash dividends paid on common stock.....        --         --         --             --        (57,997)         --       (57,997)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --     249,964       249,964
Common stock issued through stock
  options and employee stock plans......        --        539      8,379             --             --          --         8,379
Capital surplus previously offset
  against note receivable...............        --         --         --        167,000             --          --       167,000
Repurchase of Series C and Series E
  preferred stock.......................       (77)        --     (1,866)            --           (124)         --        (1,990)
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --      3,429     23,562             --         26,645          --        50,207
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1995............     6,123    119,688    920,406             --      1,432,583     188,715     2,541,704
Net income..............................        --         --         --             --        114,278          --       114,278
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,418)         --       (18,418)
Cash dividends paid on common stock.....        --         --         --             --       (124,968)         --      (124,968)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --    (147,049)     (147,049)
Common stock issued through stock
  options and employee stock plans......        --        692     20,604             --             --          --        20,604
Redemption/conversion of Series D
  preferred stock.......................    (1,400)     5,415       (107)            --             --          --          (107)
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --        347     11,844             --             --          --        11,844
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1996............     4,723    126,142   $952,747     $       --     $1,403,475   $  41,666    $2,397,888
                                            ======    =======   ========      =========     ==========   =========    ==========

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996            1995           1994
                                                        -----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $   114,278     $  289,902     $  240,275
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses...........................      201,512         74,987        122,009
  (Gain) on sale of loans.............................      (19,729)        (1,717)       (23,488)
  (Gain) loss on sale of other assets.................       (5,866)           655        (23,926)
  Loss on sale of covered assets......................           --         37,399             --
  FDIC assistance on covered assets...................           --        (55,630)            --
  REO operations......................................       11,530         10,682         13,402
  Depreciation and amortization.......................       85,741         54,361         58,939
  FHLB stock dividend.................................      (34,744)       (23,155)       (22,108)
  (Increase) decrease in trading account securities...       (1,404)           749            691
  Origination of loans held for sale..................   (1,964,072)      (822,025)      (263,055)
  Sales of loans held for sale........................    2,005,610      1,127,076        764,710
  (Increase) in interest receivable...................       (9,881)       (58,902)       (28,800)
  (Decrease) increase in interest payable.............       (4,767)        31,027         22,159
  (Decrease) increase in income taxes payable.........      (10,575)        38,683         40,205
  Decrease (increase) in other assets.................       91,563        (88,951)        10,757
  Increase (decrease) in other liabilities............       37,394        (23,527)       (65,641)
                                                         ----------     ----------     ----------
     Net cash provided by operating activities........      496,590        591,614        846,129
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities................    4,370,458      1,673,853        499,719
Purchases of available-for-sale securities............   (1,817,811)    (2,312,072)    (1,480,421)
Principal payments and maturities of
  available-for-sale securities.......................    1,339,910        817,048        545,753
Purchases of held-to-maturity securities..............   (3,414,473)      (697,470)    (1,931,537)
Principal payments and maturities of held-to-maturity
  securities..........................................    3,744,147        885,205      1,109,796
Sales of loans........................................       55,188         84,197        221,069
Principal payments of loans...........................    3,972,002      3,067,145      3,332,483
Origination and purchases of loans....................  (11,446,810)    (8,562,080)    (8,666,382)
Payments received on New West Federal Savings and Loan
  Association ("New West") Note.......................           --      1,682,040      1,569,018
Sales and operations of REO...........................      142,404        150,530        201,138
Sales of premises and equipment.......................        2,064          4,871          2,211
Purchase of premises and equipment....................      (84,985)      (102,877)       (58,396)
Purchase of mortgage servicing rights.................      (16,243)       (38,270)       (37,605)
Cash acquired through acquisitions....................        3,506         68,358         40,679
                                                         ----------     ----------     ----------
     Net cash (used) by investing activities..........   (3,150,643)    (3,279,522)    (4,652,475)

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                           1996            1995           1994
                                                        ----------      ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits.......................  $  (480,059)    $  707,375     $ (380,297)
Increase in annuities.................................       22,554         56,325         85,795
Increase in federal funds purchased...................      622,000        433,420             --
(Decrease) increase in securities sold under
  short-term agreements to repurchase.................   (1,475,122)      (186,833)     2,289,611
Proceeds from securities sold under long-term
  agreements to repurchase............................    2,497,407      2,872,557      1,391,682
Repurchase of securities sold under long-term
  agreements to repurchase............................   (1,175,008)    (1,408,127)      (260,713)
Proceeds from FHLB advances...........................   14,332,232      4,710,333      8,209,790
Repayments of FHLB advances...........................  (11,804,037)    (4,123,336)    (7,698,071)
Proceeds (repayments) of other borrowings.............      179,230        210,397         (3,488)
Repayments to minority interest.......................      (95,372)            --             --
Other capital transactions, net.......................       20,844         (1,298)        14,742
Cash dividends paid...................................     (143,386)       (76,581)       (96,419)
                                                         ----------     ----------     ----------
     Net cash provided by financing activities........    2,501,283      3,194,232      3,552,632
                                                         ----------     ----------     ----------
     (Decrease) increase in cash and cash
       equivalents....................................     (152,770)       506,324       (253,714)
     Cash and cash equivalents at beginning of year...      983,833        477,509        731,223
                                                         ----------     ----------     ----------
     Cash and cash equivalents at end of year.........  $   831,063     $  983,833     $  477,509
                                                         ==========     ==========     ==========
NONCASH INVESTING ACTIVITIES
Loans exchanged for mortgage-backed securities........  $   896,976     $6,588,124     $  183,269
Implementation of new accounting standard -- reclass
  to available-for-sale portfolio.....................           --             --      2,127,890
Transfer of securities to the available-for-sale
  portfolio...........................................           --      4,924,168             --
Real estate acquired through foreclosure..............      231,681        255,028        334,499
Loans originated to facilitate the sale of REO........       68,995         65,693         92,415
Loans transferred to loans held for sale..............      214,991        621,267             --

CASH PAID DURING THE YEAR FOR
Interest on deposits..................................    1,068,198      1,125,226        851,546
Interest on borrowings................................      893,190        762,000        458,033
Income taxes..........................................      111,948         73,130         92,172

DIVIDENDS DECLARED AND PAYABLE IN DIFFERENT YEARS
Common stock dividends................................           --             --        (10,000)

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Washington Mutual, Inc. ("WMI" and together with its subsidiaries "Washington Mutual" or the "Company"). WMI was formed in August 1994 by the Company's predecessor, Washington Mutual Savings Bank ("WMSB"), a Washington state-chartered savings bank, in connection with the reorganization of WMSB into a holding company structure. The reorganization was completed in November 1994 through the merger of WMSB into Washington Mutual Bank ("WMB"), the Company's Washington state-chartered savings bank subsidiary, with WMB as the surviving entity. WMB continued as a wholly owned subsidiary of WMI.

     On December 20, 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into Washington Mutual, and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company (the "Keystone Transaction"). The financial statements reflect the accounting for the merger as a pooling-of-interests and are presented as if the companies were merged as of the earliest period shown.

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. All significant intercompany transactions and balances have been eliminated. Results of operations of companies acquired and accounted for as purchases are included from the dates of acquisition. When Washington Mutual acquires a company through a material pooling-of-interests, current and prior-period financial statements are restated to include the accounts of merged companies. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

  Lines of Business

     Washington Mutual provides a broad range of financial services to consumers and small and mid-sized businesses throughout the Western United States through its subsidiary operations. Financial services of the Company include accepting deposits from the general public and making residential loans, consumer loans, limited types of commercial real estate loans (primarily loans secured by multi-family properties), and commercial business loans which are offered principally through WMB, ASB and Washington Mutual Bank fsb ("WMBfsb"). Washington Mutual, through other subsidiaries, also issues and markets annuity contracts and is the investment advisor to and distributor of mutual funds.

     Washington Mutual diversified its business mix by merging WMB with Enterprise Bank of Bellevue, Washington ("Enterprise"), a Seattle-area commercial bank in 1995 and Western Bank of Coos Bay, Oregon ("Western"), Oregon's largest community-based commercial bank in 1996.

  Derivative Instruments

     The Company uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, forward sales of financial instruments, financial futures and options to reduce its exposure to interest rate risk. Interest rate exchange agreements and interest rate cap agreements are used only if they

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES have the effect of changing the interest rate characteristics of the assets or liabilities to which they are designated. Such effect is measured either through ongoing correlation or effectiveness tests.

     Interest rate exchange agreements and interest rate cap agreements are designated either against the available-for-sale portfolio or against deposits and borrowings. Agreements designated against available-for-sale securities are included at fair value in the available-for-sale portfolio and any mark-to-market adjustments are reported with the change in value of the available-for-sale portfolio. Interest rate exchange agreements and interest rate cap agreements designated against deposits and borrowings are reported at historic cost.

     The interest differential paid or received on interest rate exchange agreements is recorded as an adjustment to interest income or interest expense. The purchase premium of interest rate cap agreements is capitalized and amortized and included as a component of interest income or interest expense over the original term of the interest rate cap agreement. No purchase premiums are paid at the time interest rate exchange agreements are entered into.

     From time to time, the Company terminates interest rate exchange agreements and interest rate cap agreements prior to maturity. Such circumstances arise if, in the judgment of management, such instruments no longer cost effectively meet policy objectives. Often such instruments are within one year of maturity. Gains and losses from terminated interest rate exchange agreements and interest rate cap agreements are recognized, consistent with the gain or loss on the asset or liability designated against the agreement. When the asset or liability is not sold or paid off, the gains or losses are deferred and amortized on a straight-line basis as additional interest income or interest expense over the original terms of the agreements or the remaining life of the designated asset or liability, whichever is less. When the asset or liability is sold or paid off, the gains or losses are recognized in the current period as an adjustment to the gain or loss recognized on the corresponding asset or liability.

     From time to time, the Company redesignates interest rate exchange agreements and interest rate cap agreements between available-for-sale securities and deposits and borrowings. Such redesignations are recorded at fair value at the time of transfer.

     The Company may also buy put or call options on mortgage instruments. The purpose and criteria for the purchase of options are to manage the interest rate risk inherent in secondary marketing activities. The costs of such options are capitalized and amortized on a straight-line basis as a reduction of other income over the original terms of the options. The fair value of options matched against closed loans are included in the lower of cost or market analysis. Changes in the fair value of options designated against the Company's loan pipeline are deferred to the extent they qualify as hedges, otherwise they are carried at fair value with the corresponding gain or loss recognized in other income.

     The Company may write covered call options on its available-for-sale portfolio. If the option is exercised, the option fee is an adjustment to the gain or loss on the sale of the security. If the option is not exercised, it is recognized as fee income. Covered call options are carried at fair value.

     Additionally, to lock in prices on sales of loans originated for mortgage banking activities, the Company uses forward sales of financial instruments to lock in prices on similar types and coupons of financial instruments and thereby limit market risk until these financial instruments are sold.

     In the event that any of the derivative instruments fail to meet the above established criteria, they are marked to market with the corresponding gain or loss recognized in income.

  Investment Securities

     The Company accounts for investment and equity securities in the following three categories: trading, held-to-maturity and available-for-sale.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Trading Securities

     Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings.

     Held-To-Maturity Securities

     Investments classified as held-to-maturity are accounted for at amortized cost, but a company must have both the positive intent and the ability to hold those securities to maturity. There are limited circumstances under which securities in the held-to-maturity category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Other than temporary declines in fair value are recognized as a reduction to current earnings.

     Available-For-Sale Securities

     Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported (net of tax) as a net amount in a separate component of stockholders' equity until realized.

     The available-for-sale portfolio contains some private-issue securities. Private-issue securities include mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs") that expose the Company to certain risks that are not inherent in agency securities, primarily credit risk and liquidity risk. Because of this added risk, private-issue securities have historically paid a greater rate of interest than agency securities, enhancing the overall yield of the portfolio. Such securities are not guaranteed by the U.S. government or one of its agencies because the loan size, underwriting or underlying collateral of these securities often does not meet industry standards. Consequently, there is the possibility of loss of the principal investment. For this reason, it is possible that the Company will not receive an enhanced overall yield on the portfolio and, in fact, could incur a loss. Additionally, the Company may not be able to sell such securities in certain market conditions as the number of interested buyers may be limited at that time. Furthermore, the complex structure of certain CMOs in the Company's portfolio increases the difficulty in assessing the portfolio's risk and its fair value. Examples of some of the more complex structures include certain CMOs where the Company holds subordinated tranches, certain CMOs that have been "resecuritized," and certain securities that contain a significant number of jumbo, nonconforming loans. In 1996, in an effort to reduce the aforementioned risks, the Company instituted a policy of performing a credit review on each individual security prior to purchase. Such a review includes consideration of the collateral characteristics, borrower payment histories and information concerning loan delinquencies and losses of the underlying collateral. After a security is purchased, similar information is monitored on a periodic basis. Furthermore, the Company has established internal guidelines limiting the geographic concentration of the underlying collateral.

  Loans

     Loans held for investment are stated at the principal amount outstanding, net of deferred loan fees and any discounts or premiums on purchased loans. The deferred fees, discounts and premiums are amortized using the interest method over the estimated life of the loan. The Company sells residential fixed-rate loans in the secondary market. At the date of origination, the loans so designated and meeting secondary market guidelines are identified as loans held for sale and carried at the lower of net cost or fair value on an aggregate basis, net of their related hedge gains and losses.

     Management ceases to accrue interest income on any loan that becomes 90 days or more delinquent and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on nonaccrual status.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan as modified by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. This standard is applicable to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by Washington Mutual include residential real estate and consumer loans. Residential construction, commercial real estate and commercial business loans are individually evaluated for impairment. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider.

     A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS No. 114 requires that the valuation of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company bases the measurement of loan impairment on the fair value of the loan's underlying collateral. The amount by which the recorded investment in the loan exceeds the value of the impaired loan's collateral is included in the Company's allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off. The adoption of SFAS No. 114 had no material impact on the results of operations or financial position of the Company.

     The Company has full recourse on certain loans that have been securitized or sold. Securitized MBS may or may not be held as part of the Company's investment portfolio.

  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The reserve is based on management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans and credits for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate reserve level is estimated based upon factors and trends identified by management at the time financial statements are prepared.

     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

     Commercial real estate loans are considered by the Company to have somewhat greater risk of uncollectibility than residential real estate loans due to the dependency on income production or future development of the real estate.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

  REO

     REO includes properties acquired through foreclosure that are transferred to REO at the lower of cost or fair value, less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in the REO reserve for losses. The amount the Company ultimately recovers from REO may differ substantially from the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for sale or development of the property.

     Commercial REO that is managed and operated by the Company is depreciated using the straight-line method over the property's estimated useful life.

  Mortgage Servicing Rights

     In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinction between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to recognize the servicing rights on loans as separate assets, no matter how acquired. Banks that sell or securitize loans and retain the servicing rights are required to allocate the total cost of the loans between servicing rights and loans based on relative fair values if their values can be estimated. In September 1995, the Company elected early adoption of SFAS No. 122, as permitted by the Statement, and implemented it as of January 1, 1995.

     Purchased servicing rights represents the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the servicing rights retained. The total cost of the mortgage loans is allocated to the servicing rights and the loans (without the servicing rights) based on relative fair values. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

     The Company assesses impairment of the capitalized servicing rights based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: fixed-rate mortgage loans by coupon (less than 6%, 1% increments between 6% and 12% and greater than 12%); and adjustable-rate mortgage loans ("ARMs") by index, such as the 11th District Cost of Funds Index ("COFI"), Treasury, or the London Interbank Offering Rate ("LIBOR"). The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     In order to determine the fair value of the servicing rights, the Company primarily uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for fixed-rate mortgages with similar coupons, and prepayment reports for comparable ARMs. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Premises and Equipment

     Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

  Annuity and Insurance Accounting

     WM Life Insurance, Inc. ("WM Life") is an Arizona-domiciled life insurance company. WM Life is authorized under state law to issue annuities in seven states. In addition, WM Life owns Empire Life Insurance Co. ("Empire"), which is currently licensed under state law to issue annuities in 28 states. WM Life currently issues fixed and variable flexible premium deferred annuities, single premium fixed deferred annuities and single premium immediate annuities. Empire currently issues fixed flexible premium deferred annuities and single premium immediate annuities. Both companies conduct business through licensed independent agents. The majority of such agents are employees of affiliates of the Company and operate in the Company's financial centers. Currently, annuities are primarily issued in Washington and Oregon.

     The Company defers certain costs, such as commissions and the expenses of underwriting and issuing policies, that are involved in acquiring new annuity and life insurance business. These costs, which are included in other assets in the accompanying Consolidated Statements of Financial Position, are amortized over the lives of the policies in relation to the estimated gross profit. Annuities equal the policy value as defined in the policy contract as of the balance sheet date.

  Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities under agreements to repurchase the same ("reverse repurchase agreements") or similar ("dollar repurchase agreements") securities. Reverse repurchase agreements and dollar repurchase agreements are accounted for as financing arrangements, with the obligation to repurchase securities sold reflected as a liability in the Consolidated Statements of Financial Position. The dollar amount of securities underlying the agreements remain in the respective asset accounts.

  Trust Assets

     Assets held by the Company in fiduciary or agency capacity for customers are not included in the Consolidated Statements of Financial Position as such items are not assets of the Company. Assets totaling $85.8 million and $67.3 million as of December 31, 1996 and 1995 were held by the Company in fiduciary or agency capacity.

  Income Taxes

     Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries excluding Keystone Holdings and its subsidiaries. Keystone Holdings and its subsidiaries filed a separate consolidated tax return for periods prior to December 20, 1996. The Keystone Holdings returns included losses of ASB's nominee, New West, incurred through

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

October 24, 1995. Net operating losses of New West incurred prior to that date are available for carryforward by ASB and have been included in the schedule of net operating loss carryforwards presented in Note 19.

     For periods subsequent to the merger with Keystone Holdings, the Company will file a consolidated tax return that includes all of its subsidiaries. For California franchise tax purposes, ASB joins in the filing of a combined return with its subsidiaries and with ASB Real Estate Group, Inc. ("AREG"). AREG formerly managed certain real estate related assets of New West and is now inactive as a result of a restructuring transaction in 1993.

NOTE 2:  BUSINESS COMBINATIONS

     On April 28, 1995, Washington Mutual merged with Olympus Capital Corporation of Salt Lake City, Utah ("Olympus"), the holding company of Olympus Bank, a Federal Savings Bank ("Olympus Bank"). At the merger date, Olympus (on a consolidated basis) had assets of $391.4 million, deposits of $278.6 million and stockholders' equity of $37.2 million. Olympus Bank operated 11 branches in Utah and Montana. Under the terms of the transaction, Olympus Bank merged into WMBfsb. The merger was treated as a pooling-of-interests. Due to the immaterial nature of the transaction, prior-period information has not been restated as if the companies had been combined.

     On August 31, 1995, Washington Mutual acquired Enterprise through a merger of Enterprise with and into WMB. Enterprise, a Seattle-based commercial bank specializing in lending to small and mid-size businesses, had assets of $153.8 million, deposits of $138.5 million and stockholders' equity of $14.0 million on August 31, 1995. The merger was treated as a pooling-of-interests. Due to the immaterial nature of the transaction, prior-period information has not been restated as if the companies had been combined.

     On January 31, 1996, the Company acquired Western through a merger of Western with and into WMB. At the time of the merger, Western had 42 offices in 35 communities and was Oregon's largest community-based commercial bank. At January 31, 1996 Western had assets of $776.3 million, deposits of $696.4 million and stockholders' equity of $69.5 million. The Company issued 5,865,235 shares of common stock to complete the merger with Western. The merger was treated as a pooling-of-interests. The financial information presented in this document reflects the pooling-of-interests method of accounting for the merger of Western into the Company. Accordingly, under generally accepted accounting principles, the assets, liabilities and stockholders' equity of Western were recorded on the books of the resulting institution at their values as reported on the books of Western immediately prior to the consummation of the merger with Western. No goodwill was created in the merger with Western. This presentation required the restatement of prior periods as if the companies had been combined for all years presented.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The following information represents the results of operations of the Company and Western for 1995 and 1994 on an individual as well as a combined basis. This information does not necessarily indicate the results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The supplemental results of operations were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1995           1994
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS,
                                                                EXCEPT FOR PER SHARE
                                                                      AMOUNTS)
        Washington Mutual:
          Total revenue.....................................  $1,625,451     $1,315,651
                                                              ----------     ----------
          Net income........................................  $  190,624     $  172,304
                                                              ==========     ==========
        Net income per common share:
          Primary...........................................       $2.68          $2.54
          Fully diluted.....................................        2.59           2.46

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                1995            1994
                                                               -------         -------
                                                               (DOLLARS IN THOUSANDS)
        Western:
          Total revenue.....................................   $71,383         $61,401
                                                               -------         -------
          Net income........................................   $ 9,177         $ 9,018
                                                               =======         =======

     The restated results of operations were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1995           1994
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS,
                                                                EXCEPT FOR PER SHARE
                                                                      AMOUNTS)
        Washington Mutual and Western:
          Total revenue.....................................  $1,696,834     $1,377,052
                                                              ----------     ----------
          Net income........................................  $  199,801     $  181,322
                                                              ==========     ==========
        Net income per common share:
          Primary...........................................       $2.59          $2.45
          Fully diluted.....................................        2.51           2.38

     On November 30, 1996, WMI merged with Utah Federal Savings Bank ("Utah FSB") by merging Utah FSB with and into WMBfsb. At November 30, 1996, Utah FSB, which was an Ogden-based institution, had assets of $122.1 million, deposits of $106.7 million and stockholders' equity of $12.0 million. The merger was accounted for as a pooling-of-interests. Due to the immaterial nature of the transaction, the Company has not restated prior-period information as if the companies had been combined.

     On December 20, 1996, WMI merged with Keystone Holdings. Keystone Holdings was the indirect parent of ASB, a California-based federally chartered savings bank. At November 30, 1996, Keystone Holdings had assets of $21.9 billion, deposits of $12.8 billion and stockholder's equity of $808.6 million. The Company issued 47,883,333 shares of common stock to complete the merger with Keystone Holdings. The merger was treated as a pooling-of-interests. The financial information presented in this document reflects the pooling-of-interests method of accounting for the merger of Keystone Holdings into the Company. Accordingly, under generally accepted accounting principles, the assets, liabilities and stockholders' equity of Keystone Holdings were recorded on the books of the resulting institution at their values as reported on the books of Keystone Holdings immediately prior to the consummation of the merger with Keystone Holdings. No goodwill was created in the merger with Keystone Holdings. This presentation required the restatement of

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES prior periods as if the companies had been combined for all years presented. Certain amounts in Keystone Holdings' financial statements have been restated to conform to WMI's presentation.

     The following information represents the results of operations of the Company and Keystone Holdings for 1996, 1995 and 1994 on an individual as well as a combined basis. This information does not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The pro forma results of Keystone Holdings have been adjusted to (i) eliminate earnings attributable to the warrant holders and (ii) reflect the preferred stock dividends to related parties as minority interest. The supplemental results of operations were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS,
                                                      EXCEPT FOR PER SHARE AMOUNTS)
        Washington Mutual:
          Total revenue........................  $1,845,777     $1,696,834     $1,377,052
                                                 ----------     ----------     ----------
          Net income...........................  $  223,761     $  199,801     $  181,322
                                                 ==========     ==========     ==========
        Net income per common share:
          Primary..............................       $2.82          $2.59          $2.45
          Fully diluted........................        2.73           2.51           2.38

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
        Keystone Holdings:
          Total revenue........................  $1,562,723     $1,427,591     $1,139,155
                                                 ----------     ----------     ----------
          Net income...........................  $ (109,656)    $   90,101     $   58,953
                                                 ==========     ==========     ==========

     The restated results of operations were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS,
                                                      EXCEPT FOR PER SHARE AMOUNTS)
        Washington Mutual and Keystone
          Holdings:
          Total revenue........................  $3,408,500     $3,124,425     $2,516,207
                                                 ----------     ----------     ----------
          Net income...........................  $  114,278     $  289,902     $  240,275
                                                 ==========     ==========     ==========
        Net income per common share:
          Primary..............................       $0.85          $2.47          $2.09
          Fully diluted........................        0.85           2.42           2.06

     On January 15, 1997, Washington Mutual acquired United Western Financial Group, Inc. ("United Western") of Salt Lake City and its United Savings Bank and Western Mortgage Loan Corporation subsidiaries for $79.5 million in cash. At January 15, 1997, United Western had assets of $404.1 million, deposits of $299.9 million, and stockholders' equity of $53.7 million.

     The acquisition of United Western was treated as a purchase for accounting purposes. Accordingly on January 15, 1997, under generally accepted accounting principles, the assets and liabilities of United Western were recorded on the books of the Company at their respective fair market values at the time of the consummation of the acquisition of United Western. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities, including indentified intangible assets, was recorded at $4.2 million.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Amortization of goodwill over a 10-year period will result in a charge to earnings of approximately $420,000 per year.

NOTE 3:  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consisted of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Cash and demand deposits...............................  $781,185     $689,258
        Cash equivalents:
          Overnight investments................................    48,031      293,000
          Time deposits........................................     1,847        1,575
                                                                 --------     --------
                                                                   49,878      294,575
                                                                 --------     --------
                                                                 $831,063     $983,833
                                                                 ========     ========

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and time deposits. Generally, time deposits are short term, with an original maturity of three months or less.

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $22.9 million and $107.9 million at December 31, 1996 and 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 4:  AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities classified by type and contractual maturity date consisted of the following:

                                                                   DECEMBER 31, 1996
                                               ---------------------------------------------------------
                                               AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE   YIELD(1)
                                               ----------   ----------   ----------   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due after one but within five years.....  $  271,426    $      58    $  (1,680)  $  269,804   6.62%
     After five but within 10 years..........       2,042          107           (2)       2,147   8.15
     After 10 years..........................         595           14           --          609   6.58
                                               ----------     --------     --------   ----------   ----
                                                  274,063          179       (1,682)     272,560   6.63
  Corporate debt obligations:
     Due after one but within five years.....     129,469        3,164         (283)     132,350   7.54
     After five but within 10 years..........     167,294        2,764       (2,229)     167,829   7.12
     After 10 years..........................      98,693        3,354       (1,832)     100,215   7.64
                                               ----------     --------     --------   ----------   ----
                                                  395,456        9,282       (4,344)     400,394   7.39
  Equity securities:
     Preferred stock.........................     171,029        4,012         (831)     174,210   6.88
     FHLB stock(2)...........................     465,056           --           --      465,056   7.06
     Other stock.............................          18            3           --           21     --
                                               ----------     --------     --------   ----------   ----
                                                  636,103        4,015         (831)     639,287   7.01
                                               ----------     --------     --------   ----------   ----
                                                1,305,622       13,476       (6,857)   1,312,241   7.05
Mortgage-backed securities:
  U.S. government agency:
     Due within one year.....................         308           --           (2)         306   4.89
     After one but within five years.........     390,317        7,899         (817)     397,399   7.20
     After five but within 10 years..........     161,475        5,118           (2)     166,591   7.35
     After 10 years..........................   6,361,044       72,337      (31,890)   6,401,491   6.98
                                               ----------     --------     --------   ----------   ----
                                                6,913,144       85,354      (32,711)   6,965,787   7.00
  Private issue/corporate:
     Due after five but within 10 years......      24,175          791          (97)      24,869   7.59
     After 10 years..........................     803,374        7,581       (4,392)     806,563   7.73
                                               ----------     --------     --------   ----------   ----
                                                  827,549        8,372       (4,489)     831,432   7.73
                                               ----------     --------     --------   ----------   ----
                                                7,740,693       93,726      (37,200)   7,797,219   7.08
Derivative instruments:
  Interest rate exchange agreements..........          --          265         (911)        (646)    --
  Interest rate cap agreements...............       4,645          271       (2,456)       2,460     --
                                               ----------     --------     --------   ----------   ----
                                                    4,645          536       (3,367)       1,814     --
                                               ----------     --------     --------   ----------   ----
                                               $9,050,960     $107,738     $(47,424)  $9,111,274   7.08%
                                               ==========     ========     ========   ==========   ====

---------------

(1) Weighted average yield at end of year.

(2) FHLB stock is carried at cost and is evaluated by the Company for impairment.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                  DECEMBER 31, 1995
                                             -----------------------------------------------------------
                                              AMORTIZED    UNREALIZED   UNREALIZED
                                                COST         GAINS        LOSSES     FAIR VALUE    YIELD(1)
                                             -----------   ----------   ----------   -----------   -----
                                             (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due within one year...................  $    65,120    $      --    $     (64)  $    65,056   4.72%
     After one but within five years.......      184,837          526          (29)      185,334   6.48
     After five but within 10 years........        9,755           41         (125)        9,671   7.23
     After 10 years........................       59,813          121         (770)       59,164   7.02
                                             -----------     --------     --------   -----------   ----
                                                 319,525          688         (988)      319,225   6.24
  Corporate debt obligations:
     Due within one year...................        1,502           10           --         1,512   8.27
     After one but within five years.......      136,447        7,492         (205)      143,734   8.70
     After five but within 10 years........      181,038        8,237         (819)      188,456   7.02
     After 10 years........................       97,755        6,626          (98)      104,283   7.50
                                             -----------     --------     --------   -----------   ----
                                                 416,742       22,365       (1,122)      437,985   7.69
  Equity securities:
     Preferred stock.......................      110,532        2,535       (2,311)      110,756   7.21
     FHLB stock(2).........................      414,389           --           --       414,389   6.74
     Other stock...........................            5            3           --             8     --
                                             -----------     --------     --------   -----------   ----
                                                 524,926        2,538       (2,311)      525,153   6.84
                                             -----------     --------     --------   -----------   ----
                                               1,261,193       25,591       (4,421)    1,282,363   6.98
Mortgage-backed securities:
  U.S. government agency:
     Due within one year...................            5           --           --             5   9.23
     After one but within five years.......      467,226       14,883         (497)      481,612   7.64
     After five but within 10 years........      236,497       14,338          (86)      250,749   7.84
     After 10 years........................    8,713,086      226,286      (19,214)    8,920,158   6.93
                                             -----------     --------     --------   -----------   ----
                                               9,416,814      255,507      (19,797)    9,652,524   6.99
  Private issue/corporate:
     Due after five but within 10 years....       18,614          901         (258)       19,257   7.14
     After 10 years........................    1,211,290        8,739      (17,016)    1,203,013   7.37
                                             -----------     --------     --------   -----------   ----
                                               1,229,904        9,640      (17,274)    1,222,270   7.37
                                             -----------     --------     --------   -----------   ----
                                              10,646,718      265,147      (37,071)   10,874,794   7.03
Derivative instruments:
  Interest rate exchange agreements........         (848)       2,225      (13,224)      (11,847)    --
  Interest rate cap agreements.............       11,946           --       (2,531)        9,415     --
                                             -----------     --------     --------   -----------   ----
                                                  11,098        2,225      (15,755)       (2,432)    --
                                             -----------     --------     --------   -----------   ----
                                             $11,919,009    $ 292,963    $ (57,247)  $12,154,725   7.03%
                                             ===========     ========     ========   ===========   ====

---------------

(1) Weighted average yield at end of year.

(2) FHLB stock is carried at cost and is evaluated by the Company for impairment.

     Proceeds from sales of investment securities in the available-for-sale portfolio during 1996 and 1995 were $139.1 million and $626.2 million. The Company realized $1.9 million in gains and $799,000 in losses on these sales during 1996. Similarly, the Company realized $4.0 million in gains and $2.2 million in losses on sales during 1995. Proceeds from sales of MBS in the available-for-sale portfolio during 1996 and 1995 were

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

$3.9 billion and $1.0 billion. The Company realized $31.4 million in gains and $35.1 million in losses on these sales during 1996 and $13.5 million in gains and $16.2 million in losses on these sales during 1995.

     Available-for-sale MBS with an amortized cost of $6.0 billion and a fair value of $6.0 billion at December 31, 1996 were pledged to secure public deposits, securities sold under agreements to repurchase, other borrowings, interest rate exchange agreements, and access to the Federal Reserve discount window.

     During 1995, FASB issued a report entitled A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers that allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. During the fourth quarter of 1995, the Company elected to take advantage of this opportunity and reclassified held-to-maturity securities with an amortized cost of $4.9 billion and gross unrealized gains of $82.6 million and gross unrealized losses of $28.2 million. No transfers between the held-to-maturity and available-for-sale categories were made during 1996.

     At December 31, 1996, net unrealized gains on the available-for-sale portfolio were $63.1 million and unrealized losses on the derivative instruments designated against this portfolio were $2.8 million, resulting in a combined net unrealized gain included as a separate component of stockholders' equity (on an after-tax basis) of $41.7 million. At December 31, 1995, net unrealized gains on the available-for-sale portfolio were $249.2 million and unrealized losses on the derivative instruments designated against this portfolio were $13.5 million, resulting in a combined net unrealized gain included as a separate component of stockholders' equity (on an after-tax basis) of $188.7 million.

     On December 31, 1996, the Company held $831.4 million of private-issue MBS and CMOs. Of that amount, 20% were of the highest investment grade (AAA), 66% were rated investment grade (AA or A), 9% were rated lowest investment grade
(BBB) and 5% were rated below investment grade (BB or below). During 1996, the Company recognized $2.4 million in losses on securities in the below investment grade portfolio. On December 31, 1995, the Company held $1.2 billion of private-issue MBS and CMOs. Of that amount, 33% were of the highest investment grade (AAA), 55% were rated investment grade (AA or A), 8% were rated lowest investment grade (BBB) and 4% were rated below investment grade (BB or below). During 1995, the Company recognized $8.4 million in losses on securities in the below investment grade portfolio.

     As of December 31, 1996, the Company had MBS with an amortized cost of $249.7 million and a fair value of $249.6 million from a single issuer, the Resolution Trust Corporation.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 5:  HELD-TO-MATURITY SECURITIES

     Held-to-maturity securities classified by type and contractual maturity date consisted of the following:

                                                                   DECEMBER 31, 1996
                                               ---------------------------------------------------------
                                               AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE   YIELD(1)
                                               ----------   ----------   ----------   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due after five but within 10 years......  $    6,629    $    559      $   --     $    7,188   8.25%
  Corporate debt obligations:
     Due within one year.....................       6,607           2          --          6,609   5.02
     After one but within five years.........      41,486       2,432          (5)        43,913   8.90
     After five but within 10 years..........      14,618         919         (23)        15,514   8.68
     After 10 years..........................      15,282       1,862          --         17,144   9.19
                                               ----------     -------       -----     ----------   ----
                                                   77,993       5,215         (28)        83,180   8.61
  Municipal obligations:
     Due after one but within five years.....       7,096         205          --          7,301   6.24
     After five but within 10 years..........      30,176       1,385          --         31,561   6.70
     After 10 years..........................      70,801       2,028        (237)        72,592   6.02
                                               ----------     -------       -----     ----------   ----
                                                  108,073       3,618        (237)       111,454   6.23
                                               ----------     -------       -----     ----------   ----
                                                  192,695       9,392        (265)       201,822   7.28
Mortgage-backed securities
  U.S. government agency:
     Due after 10 years......................   2,667,652      53,078          --      2,720,730   7.33
                                               ----------     -------       -----     ----------   ----
                                               $2,860,347    $ 62,470      $ (265)    $2,922,552   7.33%
                                               ==========     =======       =====     ==========   ====

---------------

(1) Weighted average yield at end of year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31, 1995
                                               ---------------------------------------------------------
                                               AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE   YIELD(1)
                                               ----------   ----------   ----------   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due within one year.....................  $   19,693    $     --     $     --    $   19,693   5.24%
     After five but within 10 years..........       6,592         906           --         7,498   8.09
                                               ----------     -------        -----    ----------   ----
                                                   26,285         906           --        27,191   6.03
  Corporate debt obligations:
     Due within one year.....................      98,969          --           (9)       98,960   5.70
     After one but within five years.........      31,173       2,895           (2)       34,066   8.66
     After five but within 10 years..........      22,586       2,472           (3)       25,055   8.37
     After 10 years..........................      17,162       2,310           (9)       19,463   8.91
                                               ----------     -------        -----    ----------   ----
                                                  169,890       7,677          (23)      177,544   7.00
  Municipal obligations:
     Due within one year.....................       1,090           1           --         1,091   6.85
     After one but within five years.........       1,658          89           --         1,747   7.44
     After five but within 10 years..........      36,202       2,083           --        38,285   6.88
     After 10 years..........................      53,371       2,908           --        56,279   6.37
                                               ----------     -------        -----    ----------   ----
                                                   92,321       5,081           --        97,402   6.60
                                               ----------     -------        -----    ----------   ----
                                                  288,496      13,664          (23)      302,137   6.78
Mortgage-backed securities
  U.S. government agency:
     Due after 10 years......................   2,909,224      54,833       (3,344)    2,960,713   7.44
                                               ----------     -------        -----    ----------   ----
                                               $3,197,720    $ 68,497     $ (3,367)   $3,262,850   7.38%
                                               ==========     =======        =====    ==========   ====

---------------

(1) Weighted average yield at end of year.

     Held-to-maturity MBS with an amortized cost of $2.7 billion and a fair value of $2.7 billion at December 31, 1996 were pledged to secure public deposits, securities sold under agreements to repurchase, other borrowings, interest rate exchange agreements and access to the Federal Reserve discount window. There were no sales out of the held-to-maturity portfolio during 1996 and 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 6:  LOANS

     Loans consisted of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
                                                              (DOLLARS IN THOUSANDS)
        Real Estate:
          Residential.....................................  $22,660,715     $17,303,305
          Residential construction........................      723,645         615,814
          Commercial real estate..........................    3,810,968       3,487,574
                                                            -----------     -----------
                                                             27,195,328      21,406,693
        Second mortgage and other consumer................    2,144,942       1,974,673
        Manufactured housing..............................    1,013,799         867,181
        Commercial business...............................      340,149         179,568
        Reserve for loan losses...........................     (363,442)       (235,275)
                                                            -----------     -----------
                                                            $30,330,776     $24,192,840
                                                            ===========     ===========

     Included in the table above are loans held for sale of $227.4 million and $83.7 million at December 31, 1996 and 1995.

     Nonaccrual loans totaled $226.4 million and $213.8 million at December 31, 1996 and 1995. If interest on these loans had been recognized, such income would have been $15.0 million in 1996 and $10.8 million for 1995. At December 31, 1996 and 1995, the Company had troubled debt restructurings of $112.3 million and $90.6 million. During 1996 and 1995, these troubled debt restructurings returned a yield of 8.83% and 8.13%, thereby contributing $9.0 million and $5.9 million to interest income. Had these loans not been restructured and interest accrued at their original rates, the additional interest income would not have been material.

     At December 31, 1996, loans totaling $317.3 million were impaired, of which $260.7 million had allocated reserves of $42.9 million. The remaining $56.6 million were previously written down and had no reserves allocated to them. Of the $317.3 million of impaired loans, $22.7 million were on nonaccrual status and $294.6 million (including $82.0 million of troubled debt restructurings) were performing but judged to be impaired. Similarly, at December 31, 1995, loans totaling $169.1 million were impaired, of which $91.7 million had allocated reserves of $16.6 million. The remaining $77.4 million were previously written down and had no reserves allocated to them. Of the $169.1 million of impaired loans, $26.7 million were on nonaccrual status and $142.3 million (including $57.1 million of troubled debt restructurings) were performing but judged to be impaired. The average balance of impaired loans during 1996 and 1995 was $302.6 million and $177.6 million and the Company recognized $14.6 million and $12.4 million of related interest income. Interest income on impaired loans is normally recognized on the accrual basis, unless the loan is more than 90 days past due, in which case interest income is recorded on the cash basis. An immaterial amount of interest income was recorded on the cash basis during 1996 and 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Loans, exclusive of reserve for loan losses, by geographic concentration were as follows:

                                                           DECEMBER 31, 1996
                                    ----------------------------------------------------------------
                                    CALIFORNIA    WASHINGTON     OREGON       OTHER         TOTAL
                                    -----------   ----------   ----------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Real estate:
  Residential.....................  $13,154,086  $6,601,428    $1,890,021   $1,015,180   $22,660,715
  Residential construction........           --     374,653       256,637       92,355       723,645
  Apartment buildings.............    1,617,747     558,412       272,060      110,552     2,558,771
  Other commercial real estate....      366,062     683,205        94,295      108,635     1,252,197
                                    -----------   ----------   ----------   ----------   -----------
                                     15,137,895   8,217,698     2,513,013    1,326,722    27,195,328
Second mortgage and other
  consumer........................       96,992   1,178,797       551,165      317,988     2,144,942
Manufactured housing..............      104,022     458,175       236,247      215,355     1,013,799
Commercial business...............           --     126,841       212,112        1,196       340,149
                                    -----------   ----------   ----------   ----------   -----------
                                    $15,338,909   $9,981,511   $3,512,537   $1,861,261   $30,694,218
                                    ===========   ==========   ==========   ==========   ===========

     Loans in California included $5.2 billion of loans in the Los Angeles area, $5.0 billion of loans in the San Francisco Bay area, $1.7 billion of loans in Orange County, and $3.4 billion of loans in other California areas.

     Loans, exclusive of reserve for loan losses, deferred loan fees and premiums and discounts, by maturity or repricing date were as follows:

                                                                    DECEMBER 31, 1996
                                                                  ---------------------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Adjustable-rate loans:
          Due within one year...................................       $18,637,483
          After one but within five years.......................         2,710,891
          After five but within 10 years........................           122,360
          After 10 years........................................            25,428
                                                                       -----------
                                                                        21,496,162
        Fixed-rate loans:
          Due within one year...................................         1,406,809
          After one but within five years.......................         3,055,005
          After five but within 10 years........................         2,242,817
          After 10 years........................................         2,571,153
                                                                       -----------
                                                                         9,275,784
                                                                       -----------
                                                                       $30,771,946
                                                                       ===========

     In addition to loans the Company serviced for its own portfolio, it serviced loans of $23.0 billion and $21.4 billion at December 31, 1996 and 1995 for U.S. government agencies, institutions and private investors.

     Loans of $9.8 billion at December 31, 1996 were pledged to secure advances from the FHLB. Unamortized deferred loan fees were $101.1 million and $75.1 million at December 31, 1996 and 1995.

     At December 31, 1996, the Company had $488.4 million in fixed-rate mortgage loan commitments, $570.9 million in adjustable-rate mortgage loan commitments, $650.6 million in residential construction loan commitments, $114.1 million in commercial real estate loan commitments, $169.1 million in commercial business loan commitments and $681.8 million in undisbursed lines of credit.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 7:  RESERVE FOR LOAN LOSSES

     Changes in the reserve for loan losses were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Balance, beginning of year.................  $235,275     $244,989     $245,062
        Provision for loan losses..................   201,512       74,987      122,009
        Reserves added through business
          combinations.............................     1,077        5,372          921
        Loans charged-off:
          Residential..............................   (53,993)     (57,147)     (89,637)
          Residential construction.................       (16)        (125)        (190)
          Commercial real estate...................   (21,752)     (33,149)     (26,835)
          Manufactured housing, second mortgage and
             other consumer........................    (6,639)      (6,888)     (10,544)
          Commercial business......................      (435)        (813)      (2,065)
                                                     --------     --------     --------
                                                      (82,835)     (98,122)    (129,271)
        Recoveries of loans previously charged-off:
          Residential..............................     4,437        2,393        2,522
          Residential construction.................        --           47           --
          Commercial real estate...................     3,197        4,426        2,186
          Manufactured housing, second mortgage and
             other consumer........................       705          701        1,117
          Commercial business......................        74          482          443
                                                     --------     --------     --------
                                                        8,413        8,049        6,268
                                                     --------     --------     --------
        Net charge-offs............................   (74,422)     (90,073)    (123,003)
                                                     --------     --------     --------
        Balance, end of year.......................  $363,442     $235,275     $244,989
                                                     ========     ========     ========

     The Company provided an additional $125.0 million in loan loss provision with the merger of Keystone Holdings. This additional loan loss provision was provided principally because a number of Washington Mutual (prior to the business combination with Keystone Holdings) credit administration and asset management philosophies and procedures differed from those of ASB.

     As part of the ongoing process to determine the adequacy of the reserve for loan losses, the Company reviews the components of its loan portfolio for specific risk of principal loss.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     An analysis of the reserve for loan losses was as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Allocated reserves:
          Commercial real estate...............................  $ 77,054     $ 16,488
          Residential construction.............................        --          158
          Commercial business..................................     1,285           --
                                                                 --------     --------
                                                                   78,339       16,646
        Unallocated reserves...................................   285,103      218,629
                                                                 --------     --------
                                                                 $363,442     $235,275
                                                                 ========     ========
        Total reserve for loan losses as a percentage of:
          Nonperforming loans..................................    160.52%      110.04%
          Nonperforming assets.................................    110.29        69.42

NOTE 8:  REO

     REO consisted of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Real estate acquired through foreclosure...............  $107,604     $134,195
        Other repossessed assets...............................     2,651        1,018
        Reserve for losses.....................................    (7,144)     (10,112)
                                                                 --------     --------
                                                                 $103,111     $125,101
                                                                 ========     ========

     Changes in the REO reserve for losses were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1996        1995         1994
                                                      --------     -------     --------
                                                           (DOLLARS IN THOUSANDS)
        Balance, beginning of year..................  $ 10,112     $ 8,135     $ 13,330
        Provision for REO losses....................     7,125      10,523       15,491
        Reserves charged-off, net of recoveries.....   (10,093)     (8,546)     (20,686)
                                                      --------     --------    --------
                                                      $  7,144     $10,112     $  8,135
                                                      ========     ========    ========

     REO operations were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Operating expense..........................  $ (6,043)    $ (3,457)    $ (2,977)
        Net gain on sale of REO....................     1,638        3,298        5,066
        Provision for REO losses...................    (7,125)     (10,523)     (15,491)
                                                     --------     --------     --------
                                                     $(11,530)    $(10,682)    $(13,402)
                                                     ========     ========     ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 9:  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                 THOUSANDS)
        Furniture and equipment................................  $246,954     $243,527
        Buildings..............................................   331,988      363,894
        Leasehold improvements.................................    59,812       54,683
        Construction in progress...............................     4,052        8,080
                                                                 --------     --------
                                                                  642,806      670,184
        Accumulated depreciation...............................  (241,360)    (296,779)
                                                                 --------     --------
                                                                  401,446      373,405
        Land...................................................    80,945       79,338
                                                                 --------     --------
                                                                 $482,391     $452,743
                                                                 ========     ========

     In January 1995, a wholly owned service corporation subsidiary of ASB purchased from a related limited partnership the Irvine Plaza building structures and adjoining land currently utilized for ASB's executive offices and various departments. The total cash purchase price paid for the property was $45.2 million.

     Depreciation expense for 1996, 1995 and 1994 was $42.3 million, $41.3 million and $38.4 million.

     The Company has noncancelable operating leases for financial centers, office facilities and equipment. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $43.4 million, $40.4 million and $44.5 million in 1996, 1995 and 1994.

     Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

                                                                    DECEMBER 31, 1996
                                                                --------------------------
                                                                  LAND &       FURNITURE &
                                                                BUILDINGS       EQUIPMENT
                                                                ----------     -----------
                                                                (DOLLARS IN THOUSANDS)
          Due within one year.................................   $  32,787       $ 7,401
          After one but within two years......................      30,318         5,465
          After two but within three years....................      27,752         4,139
          After three but within four years...................      25,741           878
          After four but within five years....................      20,112           644
          After five years....................................      83,201            --
                                                                  --------       -------
                                                                 $ 219,911       $18,527
                                                                  ========       =======

     In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement establishes accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. Effective January 1, 1996, the Company adopted SFAS No. 121. The Company periodically evaluates long-lived assets for impairment.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 10:  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Washington Mutual Bank, net of amortization of $125,542
          and $98,654..........................................  $132,425     $159,259
        Murphey Favre, Inc. and Composite Research & Management
          Co., net of amortization of $10,125 and $9,389.......       732        1,468
        Other, net of amortization of $133 and $85.............       352          400
                                                                 --------     --------
                                                                 $133,509     $161,127
                                                                 ========     ========

     Goodwill and other intangible assets result from business combinations accounted for as a purchase of assets and an assumption of liabilities. Other intangible assets primarily consist of core deposit intangibles and covenants not-to-compete resulting from acquisitions of thrift branch systems. Goodwill and other intangible assets are amortized using the straight-line method over the period that is expected to be benefited, which ranges from three to 10 years. The average remaining amortization period at December 31, 1996 was approximately five years. The Company periodically evaluates goodwill and other intangible assets for impairment.

NOTE 11:  MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights are included in other assets and consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Balance, beginning of year.................  $104,495     $ 70,911     $ 66,031
          Additions................................    74,398       58,306       38,385
          Sales....................................    (5,395)          --      (13,087)
          Amortization.............................   (30,615)     (23,840)     (20,418)
          Impairment valuation allowance...........    (2,158)        (882)          --
                                                     --------     --------     --------
        Balance, end of year.......................  $140,725     $104,495     $ 70,911
                                                     ========     ========     ========

     With the adoption of SFAS No. 122, the Company provided a valuation allowance for impairment of mortgage servicing rights. No write-downs were recorded in 1996, 1995 and 1994.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 12:  DEPOSITS

     Deposits consisted of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
                                                              (DOLLARS IN THOUSANDS)
        Checking accounts:
          Interest bearing................................  $ 2,138,782     $ 2,111,124
          Noninterest bearing.............................      841,180         665,205
                                                            -----------     -----------
                                                              2,979,962       2,776,329
        Savings accounts..................................    1,660,376       1,905,659
        Money market deposit accounts.....................    5,181,685       4,667,884
        Time deposit accounts:
          Due within one year.............................   12,159,123      12,696,186
          After one but within two years..................    1,011,934       1,410,809
          After two but within three years................      647,988         409,580
          After three but within four years...............      266,922         243,541
          After four but within five years................       92,004         258,415
          After five years................................       80,147          94,557
                                                            -----------     -----------
                                                             14,258,118      15,113,088
                                                            -----------     -----------
                                                            $24,080,141     $24,462,960
                                                            ===========     ===========

     Time deposit accounts in amounts of $100,000 or more totaled $3.1 billion at both December 31, 1996 and 1995. At December 31, 1996, $506.3 million of these deposits mature within three months, $211.2 million mature in three to six months, $1.4 billion mature in six months to one year, and $1.0 billion mature after one year.

     Financial data pertaining to the weighted average cost of deposits were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                             1996      1995      1994
                                                             -----     -----     -----
        Weighted daily average interest rate during the
          year.............................................   4.41%     4.69%     3.69%

NOTE 13:  FEDERAL FUNDS PURCHASED

     The Company purchased federal funds from a variety of counterparties during 1996 and 1995. All federal funds purchased had maturities of 30 days or less, with the majority maturing in one day. As of December 31, 1996 and 1995, the balance of federal funds purchased was $1.1 billion and $433.4 million.

     Financial data pertaining to federal funds purchased were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                          1996          1995       1994
                                                       ----------     --------     ----
                                                            (DOLLARS IN THOUSANDS)
        Weighted average interest rate at end of
          year.......................................        5.99%        5.83%      --%
        Weighted daily average interest rate during
          the year...................................        5.39         5.98       --
        Daily average balance of federal funds
          purchased..................................  $  857,889     $270,861     $ --
        Maximum amount of federal funds purchased at
          any month end..............................   1,474,000      998,000       --
        Interest expense during the year.............      46,269       16,188       --

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 14:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Reverse repurchase agreements.......................  $7,591,658     $7,592,841
        Dollar repurchase agreements........................     243,795        391,915
                                                              ----------     ----------
                                                              $7,835,453     $7,984,756
                                                              ==========     ==========

     The Company sold, under agreements to repurchase, specific securities of the U.S. government and its agencies and other approved investments to broker-dealers and customers. Securities underlying the agreements with broker-dealers were delivered to the dealer who arranged the transaction or were held by a safekeeping agent for the Company's account. Securities delivered to broker-dealers may be loaned out in the ordinary course of operations. Securities underlying agreements with customers were held in a segregated account by a safekeeping agent for the Company.

     Scheduled maturities or repricing of securities sold under agreements to repurchase were as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Due within 30 days..................................  $3,202,302     $5,225,817
        After 30 but within 90 days.........................   4,311,164      1,764,074
        After 90 but within 180 days........................     321,987        490,361
        After one year......................................          --        504,504
                                                              ----------     ----------
                                                              $7,835,453     $7,984,756
                                                              ==========     ==========

     Financial data pertaining to securities sold under agreements to repurchase were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1996         1995         1994
                                                     ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
        Weighted average interest rate at end of
          year.....................................        5.53%        5.92%        5.94%
        Weighted daily average interest rate during
          the year.................................        5.53         6.14         4.69
        Daily average of securities sold under
          agreements to repurchase.................  $8,960,288   $7,859,948   $4,318,592
        Maximum securities sold under agreements to
          repurchase at any month end..............   9,453,202    8,647,814    6,637,346
        Interest expense during the year...........     495,483      482,698      202,677

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, Statement No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. In general, SFAS No. 127 defers for one year the effective date of SFAS No. 125. The Company will implement SFAS No. 125, as amended by SFAS No. 127 as required. The adoption is not anticipated to have a material impact on the results of operations or financial position of the Company.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 15:  ADVANCES FROM THE FHLB

     As members of the FHLB, WMB, WM Life, WMBfsb, and ASB maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. As members of the FHLB of Seattle, WMB's, WM Life's and WMBfsb's advances are collateralized in aggregate by all FHLB stock owned, by deposits with the FHLB, and by certain mortgages or deeds of trust and securities of the U.S. government and agencies thereof. As a member of the FHLB of San Francisco, ASB's advances are collateralized by all FHLB stock owned and certain mortgages and deeds of trust.

     Scheduled maturities of advances from the FHLB were as follows:

                                                               DECEMBER 31,
                                           -----------------------------------------------------
                                                     1996                         1995
                                           ------------------------     ------------------------
                                                         RANGES OF                    RANGES OF
                                                         INTEREST                     INTEREST
                                             AMOUNT        RATES          AMOUNT        RATES
                                           ----------   -----------     ----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Due within one year......................  $5,376,850    4.38%-8.45%    $2,545,594    4.74%-8.54%
After one but within two years...........   1,144,891    5.30 -8.50      1,331,000    4.38 -8.45
After two but within three years.........      67,889    6.45 -8.53        545,642    5.59 -8.50
After three but within four years........      55,197    6.25 -9.34         57,000    8.50 -8.63
After four but within five years.........     450,000    5.40 -5.51         55,137    6.25 -9.34
After five years.........................     146,665    2.80 -8.65        181,366    2.80 -8.65
                                           ----------                   ----------
                                           $7,241,492                   $4,715,739
                                           ==========                   ==========

     Financial data pertaining to FHLB advances were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
        Weighted average interest rate at end
          of year..............................        5.51%          5.76%          5.72%
        Weighted daily average interest rate
          during the year......................        5.57           5.72           5.38
        Daily average of FHLB advances.........  $4,651,883     $3,539,006     $3,966,494
        Maximum FHLB advances at any month
          end..................................   7,241,492      4,715,739      4,560,891
        Interest expense during the year.......     259,243        202,422        213,259

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 16:  OTHER BORROWINGS

     Other borrowings consisted of the following:

                                                             DECEMBER 31,
                                           ------------------------------------------------
                                                    1996                     1995
                                           -----------------------  -----------------------
                                            AMOUNT   INTEREST RATE   AMOUNT   INTEREST RATE
                                           --------  -------------  --------  -------------
                                                        (DOLLARS IN THOUSANDS)
        Series C Floating Rate Notes, due
          2000............................ $175,000         6.91%   $175,000         7.31%
        Series B 9.60% Notes, due 1999....  169,000         9.60     169,000         9.60
        Senior notes, due 2005............  148,007         7.25     147,845         7.25
        Subordinated notes, due 2006......   98,650         6.63          --           --
        Notes payable, due 1998...........   74,111         8.16      74,482         8.16
        Subordinated notes, due 1998......   10,000         8.41      20,500         8.81
        Other.............................    2,218           --       3,390           --
                                           --------                 --------
                                           $676,986                 $590,217
                                           ========                 ========

     In March 1995, the Company completed the private placement of $175.0 million of its Series C Floating Rate Notes ("Series C Notes"). Interest on the Series C Notes accrued at the three-month LIBOR plus 1.375%, reset on a quarterly basis. The Series C Notes were redeemed in January 1997.

     In January 1992, the Company completed the private placement of $169.0 million of its Series B 9.60% Notes ("Series B Notes"). The Series B Notes were redeemed in January 1997.

     In August 1995, the Company filed a registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $250.0 million of debt securities, of which $100.0 million remains available. In August 1995, the Company issued $150.0 million of senior notes bearing an interest rate of 7.25%. The notes may not be redeemed prior to maturity.

     In February 1996, the Company issued $100.0 million of subordinated notes bearing an interest rate of 6.625%.

     In 1993, the Company assumed a $75.0 million note payable bearing an interest rate of 8.16% to the City of Tampa. The City of Tampa issued capital improvement revenue bonds in 1988 and invested a portion of the receipts with Pacific First Bank, A Federal Savings Bank ("Pacific First"). The note is subject to periodic withdrawals.

     In October 1993, the Company issued $20.5 million of subordinated notes. The subordinated notes accrued interest at a rate equal to the three-month LIBOR plus 2.875%. In December 1996, $10.5 million of the notes were redeemed and the remaining $10.0 million were redeemed in January 1997.

     In December 1996, Washington Mutual entered into two Revolving Credit Facilities (the "Facilities"): a $100.0 million 364-day facility and a $100.0 million four-year facility. Chase Manhattan Bank is the administrative agent for the Facilities. At December 31, 1996, no monies had been drawn. However, in January 1997, $150.0 million was drawn for the redemption of debt securities mentioned above and in February 1997, another $20.0 million was drawn. The remaining proceeds of the Facilities are available for general corporate purposes, including providing capital at a subsidiary level.

NOTE 17:  INTEREST RATE RISK MANAGEMENT

     From time to time, the following strategies may be used by the Company to reduce its exposure to interest rate risk: the origination and purchase of ARMs and the purchase of adjustable-rate MBS; the sale of

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES fixed-rate residential mortgage loan production or fixed-rate MBS; and the use of derivative instruments, such as interest rate exchange agreements and interest rate cap agreements.

     As of December 31, 1996, interest-sensitive assets of $31.8 billion and interest-sensitive liabilities of $33.4 billion were scheduled to mature or reprice within one year. At December 31, 1996, the Company had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $9.1 billion. Without these instruments the Company's one-year gap at December 31, 1996 would have been a negative 9.81% as opposed to a negative 3.64%.

     Interest rate exchange agreements and interest rate cap agreements expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company controls the credit risk associated with its interest rate exchange agreements and interest rate cap agreements through counterparty credit review, counterparty exposure limits and monitoring procedures.

     The Company's use of derivative instruments reduces the negative effect that changing interest rates may have on net interest income. The Company uses such instruments to reduce the volatility of net interest income over an interest rate cycle. The Company does not invest in leveraged derivative instruments. These types of instruments are riskier than the derivatives used by the Company in that they have significant embedded options that enhance the performance in certain circumstances but dramatically reduce the performance in other circumstances.

     During 1995, the Company terminated an interest rate exchange agreement with a notional value of $75.0 million and recorded a deferred gain of $845,000. There were no other terminations of interest rate exchange agreements or interest rate cap agreements in 1995. During 1994, the Company terminated interest rate exchange agreements with a notional value of $370.0 million for deferred gains of $1.4 million and deferred losses of $4.8 million. During 1994, the Company terminated interest rate cap agreements with a notional value of $375.0 million and deferred gains of $860,000 were recorded. During 1996, the Company did not terminate any interest rate exchange agreements or interest rate cap agreements.

     Scheduled maturities of interest rate exchange agreements were as follows:

                                                                 DECEMBER 31, 1996
                                        -------------------------------------------------------------------
                                         NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING
                                          AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE     FAIR VALUE
                                        ----------   ---------------   ------------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year.................. $  200,000         5.56%           6.83%       $ (799)    $    (799)
  After one but within two years.......    300,000         5.60            6.05          (112)         (112)
  After two but within three...........    200,000         5.87            6.09           265           265
Designated against deposits and
  borrowings:
  Due within one year..................    459,500         5.71            6.60            --        (2,908)
  After one but within two years.......    397,500         5.43            6.25            --        (2,581)
  After two but within three years.....    282,600         5.43            7.79            --       (11,255)
  After three years....................    502,800         5.72            5.45            --        18,066
                                        ----------         ----            ----        ------     ---------
                                        $2,342,400         5.62%           6.34%       $ (646)    $     676
                                        ==========         ====            ====        ======     =========

---------------

(1) The terms of each agreement have specific LIBOR reset and index requirements, which result in different short-term receipt rates for each agreement. The receipt rate represents the weighted average rate as of the last reset date for each agreement.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                DECEMBER 31, 1995
                                        ------------------------------------------------------------------
                                         NOTIONAL      SHORT-TERM       LONG-TERM    CARRYING
                                          AMOUNT     RECEIPT RATE(1)   PAYMENT RATE   VALUE     FAIR VALUE
                                        ----------   ---------------   ------------  --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year.................. $  465,000         5.13%           5.92%     $  1,528    $   1,528
  After one but within two years.......    200,000         6.83            5.88        (4,144)      (4,144)
  After two but within three...........    300,000         6.05            5.92        (5,244)      (5,244)
  After three years....................    200,000         6.88            5.88        (3,987)      (3,987)
Designated against deposits and
  borrowings:
  Due within one year..................    495,000         6.95            6.08            --        2,385
  After one but within two years.......    484,500         5.96            6.62            --       (8,461)
  After two but within three years.....    276,000         6.04            6.75            --       (8,746)
  After three years....................    261,000         7.10            8.27            --       (7,793)
                                        ----------         ----            ----      --------     --------
                                        $2,681,500         6.26%           6.38%     $(11,847)   $ (34,462)
                                        ==========         ====            ====      ========     ========

---------------

(1) The terms of each agreement have specific LIBOR reset and index requirements, which result in different short-term receipt rates for each agreement. The receipt rate represents the weighted average rate as of the last reset date for each agreement.

     Scheduled maturities of interest rate cap agreements were as follows:

                                                                   DECEMBER 31, 1996
                                             -------------------------------------------------------------
                                              NOTIONAL    STRIKE     SHORT-TERM      CARRYING
                                               AMOUNT      RATE    RECEIPT RATE(1)    VALUE     FAIR VALUE
                                             ----------   ------   ---------------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year(2)...................  $  875,000    5.85%         5.89%       $    499     $  499
  After one but within two years(3)........     650,000    6.17          5.60           1,961      1,961
Designated against deposits and borrowings:
  Due within one year(4)...................   3,001,000    6.12          5.61             707          2
  After one but within two years(5)........     565,500    7.89          5.49           1,881        798
  After two but within three years(6)......     855,750    7.17          5.16           5,814      1,396
  After three years(7).....................     832,750    8.06          5.04           9,131      1,215
                                             ----------    ----          ----        --------     ------
                                             $6,780,000    6.61%         5.51%       $ 19,993     $5,871
                                             ==========    ====          ====        ========     ======

---------------

(1) The terms of each agreement have specific LIBOR or COFI reset and index requirements, which result in different short-term receipt rates for each agreement. The receipt rate represents the weighted average rate as of the last reset date for each agreement.

(2) Includes $600.0 million notional amount with a weighted average cap ceiling of 7.75%.

(3) Includes $650.0 million notional amount with a weighted average cap ceiling of 7.56%.

(4) Includes $45.0 million notional amount with a weighted average cap ceiling of 9.50%.

(5) Includes $240.0 million notional amount with a weighted average cap ceiling of 7.83% and $150.0 million notional amount with a weighted average floor of 5.50%.

(6) Includes $839.8 million notional amount with a weighted average cap ceiling of 8.77%.

(7) Includes $571.8 million notional amount with a weighted average cap ceiling of 9.49%.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                              DECEMBER 31, 1995
                                       ---------------------------------------------------------------
                                        NOTIONAL      STRIKE     SHORT-TERM        CARRYING     FAIR
                                         AMOUNT       RATE     RECEIPT RATE(1)      VALUE       VALUE
                                       ----------     ----     ---------------     -------     -------
                                                           (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year(2).............  $1,425,000     5.34%          5.90%         $ 4,484     $ 4,484
  After one but within two
     years(3)........................     875,000     5.85           5.83            3,799       3,799
  After two but within three
     years(4)........................     250,000     6.05           5.90            1,132       1,132
Designated against deposits and
  borrowings:
  Due within one year(5).............   5,193,000     7.43           5.63              151      (1,775)
  After one but within two
     years(6)........................     386,000     9.18           5.60            1,241           2
  After two but within three
     years(7)........................     286,000     8.81           5.49            1,177          42
  After three years(8)...............   1,359,000     8.05           5.27           15,122       1,101
                                       ----------     ----           ----          -------     -------
                                       $9,774,000     7.14%          5.64%         $27,106     $ 8,785
                                       ==========     ====           ====          =======     =======

---------------

(1) The terms of each agreement have specific LIBOR or COFI reset and index requirements, which result in different short-term receipt rates for each agreement. The receipt rate represents the weighted average rate as of the last reset date for each agreement.

(2) Includes $425.0 million notional amount with a weighted average cap ceiling of 8.06%.

(3) Includes $600.0 million notional amount with a weighted average cap ceiling of 7.75%.

(4) Includes $250.0 million notional amount with a weighted average cap ceiling of 7.65%.

(5) Includes $30.0 million notional amount with a weighted average cap ceiling of 9.50% and $5.0 billion notional amount with a weighted average floor of 4.85%.

(6) Includes $45.0 million notional amount with a weighted average cap ceiling of 9.50%.

(7) Includes $40.0 million notional amount with a weighted average cap ceiling of 9.50%.

(8) Includes $1.1 billion notional amount with a weighted average cap ceiling of 9.50%.

     Changes in interest rate exchange agreements and interest rate cap agreements were as follows:

                                                          YEAR ENDED DECEMBER 31, 1996
                                                          -----------------------------
                                                           INTEREST          INTEREST
                                                             RATE              RATE
                                                           EXCHANGE             CAP
                                                          AGREEMENTS        AGREEMENTS
                                                          -----------       -----------
                                                             (DOLLARS IN THOUSANDS)
        Notional balance, beginning of year.............  $ 2,681,500       $ 9,774,000
          Purchases.....................................      668,400         3,805,500
          Maturities....................................   (1,007,500)       (6,799,500)
                                                          -----------       -----------
        Notional balance, end of year...................  $ 2,342,400       $ 6,780,000
                                                          ===========       ===========

     The unamortized balance of prepaid fees and deferred gains and losses from terminated interest rate exchange agreements and interest rate cap agreements are scheduled to be amortized into interest expense as follows:

                                                               DECEMBER 31, 1996
                                                      ------------------------------------
                                                      LOSS ON
                                                      AVAILABLE-    LOSS ON
                                                      FOR-SALE    DEPOSITS AND
                                                      SECURITIES   BORROWINGS       LOSS
                                                      -------     ------------     -------
                                                             (DOLLARS IN THOUSANDS)
        1997........................................  $(3,612)      $ (1,663)      $(5,275)
        1998........................................   (1,033)        (1,237)       (2,270)
        1999........................................       --            (51)          (51)
                                                      -------        -------       -------
          Unamortized deferred loss.................  $(4,645)      $ (2,951)      $(7,596)
                                                      =======        =======       =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Weighted average net effective cost at end of year.....        0.73%          0.12%          0.42%
Weighted average net effective cost during the year....        0.28             --           1.44
Monthly average notional amount of interest rate
  exchange agreements..................................  $2,598,250     $2,749,167     $2,803,750
Maximum notional amount of interest rate exchange
  agreements at any month end..........................   3,146,400      2,901,500      3,058,500
Net cost included with interest expense on deposits
  during the year......................................         (70)         3,540         13,286
Net cost included with interest expense on borrowings
  during the year......................................      10,320          6,842         28,426
Net (benefit) included with interest income on
  available-for-sale securities during the year........      (2,984)       (10,495)        (1,316)

     Financial data pertaining to interest rate cap agreements were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996            1995           1994
                                                        -----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
Monthly average notional amount of interest rate cap
  agreements..........................................  $10,433,750     $6,363,000     $2,557,625
Maximum notional amount of interest rate cap
  agreements at any month end.........................   12,514,500       9,774,000      3,584,000
Net cost included with interest expense on deposits
  during the year.....................................        6,206          7,875          2,257
Net cost included with interest expense on borrowings
  during the year.....................................        2,162            415            565
Net (benefit) cost included with interest income on
  available-for-sale securities during the year.......       (4,686)        (5,340)         1,365

NOTE 18:  GAIN (LOSS) ON SALE OF OTHER ASSETS

     Gain (loss) on sale of other assets consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                        (DOLLARS IN THOUSANDS)
        Trading account securities....................  $    31     $   529     $    45
        Available-for-sale securities.................   (2,648)       (929)      4,111
        Mortgage servicing rights.....................    4,030          --      20,396
        Premises and equipment........................     (958)     (1,458)     (1,270)
        Recognition of deferred gain on sale of travel
          subsidiary..................................    4,100          --          --
        Other.........................................    1,311       1,203         644
                                                         ------      ------     -------
                                                        $ 5,866     $  (655)    $23,926
                                                         ======      ======     =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 19:  INCOME TAXES

     The provision for income taxes from continuing operations consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                       1996         1995         1994
                                                      -------     --------     --------
                                                            (DOLLARS IN THOUSANDS)
        Current income tax expense..................  $96,613     $ 92,315     $ 94,452
        Deferred income tax (benefit) expense.......  (26,193)      19,591       15,428
                                                      -------     --------     --------
                                                      $70,420     $111,906     $109,880
                                                      =======     ========     ========

     In determining taxable income for years prior to 1996, savings banks were allowed bad debt deductions based on a percentage of taxable income or on actual experience. Each year, savings banks selected whichever method resulted in the most tax savings. The Company primarily used the percentage method in 1995 and 1994. Effective with the adoption of SFAS No. 109, Accounting for Income Taxes, this bad debt deduction is no longer treated as a permanent difference.

     The recently enacted Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMB, ASB and WMBfsb, generally recapture, for federal income tax purposes, that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, Washington Mutual will have to pay approximately $4.2 million (based upon current federal income tax rates) in additional federal income taxes each year of the six-year period due to the Job Protection Act.

     The Job Protection Act also repeals the reserve method of accounting for tax bad debt deductions and, thus, requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

     In addition, the Company will also be required to recapture its post-1987 additions to its tax bad debt reserves, whether such additions were made pursuant to the percentage of taxable income method or the experience method. As of December 31, 1995, these additions were $151.3 million which, pursuant to the Job Protection Act, will be included in taxable income ratably over a six-taxable-year period beginning with the year ending December 31, 1997. The recapture of the post-1987 additions to tax basis bad debt reserves will not result in a charge to earnings as these amounts are included in the deferred tax liability at December 31, 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
                                                              (DOLLARS IN THOUSANDS)
        Deferred tax assets:
          Net operating loss carryforwards................  $ 1,269,124     $ 1,632,230
          Book loan loss reserves.........................      173,116         106,828
          Purchase accounting adjustments.................       20,153          41,343
          Deferred losses.................................       41,757              --
          Other...........................................       55,892          59,468
                                                             ----------      ----------
                                                              1,560,042       1,839,869
        Valuation allowance...............................   (1,192,676)     (1,150,206)
                                                             ----------      ----------
        Deferred tax asset, net of valuation allowance....      367,366         689,663
        Deferred tax liabilities:
          Tax bad debt reserves...........................       63,193         467,125
          FHLB stock dividends............................       68,901          60,636
          Deferred loan fees..............................       41,416          32,958
          Deferred gains..................................       52,365          50,947
          Purchase accounting adjustments.................       18,098          26,644
          Other...........................................       83,925          63,546
                                                             ----------      ----------
                                                                327,898         701,856
                                                             ----------      ----------
        Net deferred tax asset (liability)................  $    39,468     $   (12,193)
                                                             ==========      ==========

     The valuation allowances of $1.2 billion at December 31, 1996 and 1995 included $45.8 million and $130.6 million related to payments in lieu of taxes which are expected to arise from the realization of the net deferred tax asset. These valuation allowances represented the excess of the gross deferred tax asset over the sum of the taxes and the payments in lieu of taxes related to:
(i) projected future taxable income; (ii) reversing taxable temporary differences; and (iii) tax planning strategies.

     The increase in the valuation allowance of $42.5 million during the year ended December 31, 1996 was due primarily to adjustments for anticipated use of net operating losses and a change in state tax rates.

     As of December 31, 1996, the Company's net deferred tax asset was $39.5 million. In order to fully realize the net deferred tax asset, ASB will need to generate future taxable income of approximately $342.1 million prior to the expiration of its tax net operating losses, which begin to expire in 1999. Due to Section 382 of the Code, most of the value of the net operating loss carryforward deductions of Keystone Holdings and its subsidiaries was eliminated due to the Keystone Transaction. Accordingly, the future tax savings attributable to such net operating loss carryforward deductions (other than amounts used to offset bad debt reserve deduction recapture for ASB) will be greatly reduced.

     In August 1996, Keystone Holdings amended prior-year federal tax returns to reduce tax bad debt deductions and to make other amendments. As a result, the net operating loss carryforwards for federal tax purposes were reduced by approximately $756 million. In September 1996, ASB amended prior-year state tax returns to reduce tax bad debt deductions. The result was to decrease state net operating loss carryovers by approximately $545 million. The decrease in the gross deferred tax asset as a result of the amendments which reduced the federal and state net operating loss carryforwards was offset by an equal decrease in the valuation allowance for the deferred tax asset.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

                                                              DECEMBER 31, 1996
                                                          -------------------------
                                                           FEDERAL         STATE
                                                          ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
                 1999...................................  $       --     $      140
                 2000...................................       1,497        613,382
                 2001...................................         140        599,241
                 2002...................................         278        557,803
                 2003...................................   1,544,396             --
                 2004...................................     784,195             --
                 2005...................................     700,619             --
                 2007...................................      12,780             --
                 2008...................................      37,460             --
                                                          ----------     ----------
                                                          $3,081,365     $1,770,566
                                                          ==========     ==========

     In April 1994, revenue procedures were issued allowing the Company to change its method of accounting for loan fees, effective for 1993. The change allowed most members of the Company's consolidated filing group to defer the recognition of loan fees for income tax purposes.

     Under SFAS No. 115, where actual benefits or liabilities are expected to be realized, the net realizable tax effects of unrealized gains and losses on available-for-sale securities at December 31, 1996 and 1995 were included in the deferred tax liabilities and assets. The tax effect was made directly to stockholders' equity and was not included in the provision for income taxes.

     The change in the net deferred tax asset (liability) was as follows:

                                                                     YEAR ENDED DECEMBER
                                                                           31, 1996
                                                                    ----------------------
                                                                    (DOLLARS IN THOUSANDS)
        Deferred tax (liability), beginning of year...............         $(12,193)
          Tax effect of valuation adjustment on available-for-sale
             securities...........................................           23,211
          Deferred income tax benefit.............................           26,193
          Other adjustments.......................................            2,257
                                                                           --------
        Deferred tax asset, end of year...........................         $ 39,468
                                                                           ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Income taxes computed at statutory rates...........  $ 78,209     $148,920     $127,163
      Tax effect of:
         Utilization of tax losses of New West (nominee
           of ASB).....................................   (31,200)     (17,482)     (55,100)
         Amortization of goodwill and other intangible
           assets......................................     6,372        6,631        6,688
         State franchise tax, net of federal tax
           benefit.....................................   (38,616)       3,899       (2,890)
         Increase in base year reserve amount..........      (706)     (16,318)     (11,605)
         Valuation allowance change from prior year....    42,470       (7,114)      48,241
         Dividends received deduction..................    (2,460)        (987)        (506)
         Tax exempt income.............................    (2,309)      (1,973)      (1,680)
         Restructuring adjustments.....................     9,321           --           --
         Other.........................................     9,339       (3,670)        (431)
                                                          -------     --------     --------
    Income taxes included in the Consolidated
      Statements of Income.............................  $ 70,420     $111,906     $109,880
                                                          =======     ========     ========

NOTE 20:  PAYMENTS IN LIEU OF TAXES

     Keystone Holdings and certain of its affiliates are parties to a tax related agreement (the "Assistance Agreement") with a predecessor of the FSLIC Resolution Fund ("FRF") which generally provides that 75.0% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement) attributable to ASB's utilization of any current tax losses or tax loss carryovers of New West are to be paid by the Company for the benefit of the FRF. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "FSLIC taxable income." The principal adjustments effectively permit ASB to (i) recognize loan fees ratably over seven years adjusted for loan dispositions, (ii) treat the income and expenses of N.A. Capital Holdings and New American Capital, Inc., subsidiaries of Keystone Holdings, as income and expenses of ASB, and (iii) for years ending on or before December 31, 1994, to recognize approximately 36.0% of the amortization of the mark-to-market adjustment attributable to the acquired loan portfolio.

     The provision (benefit) for payments in lieu of taxes consisted of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1996        1995      1994
                                                           -------     ------     -----
                                                              (DOLLARS IN THOUSANDS)
          Federal........................................  $ 4,006     $3,450     $(137)
          State..........................................   21,181      4,437      (687)
                                                           -------     ------     -----
                                                           $25,187     $7,887     $(824)
                                                           =======     ======     =====

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 21:  STOCKHOLDERS' EQUITY

  Common Stock

     Cash dividends paid per share were as follows:

                                                                 YEAR ENDED DECEMBER
                                                                       31,(1)
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        First quarter.......................................  $0.21     $0.19     $0.16
        Second quarter......................................   0.22      0.19      0.17
        Third quarter.......................................   0.23      0.19      0.18
        Fourth quarter......................................   0.24      0.20      0.19

---------------

(1) Does not include amounts paid by acquired companies prior to business combinations.

     Prior to the business combination with Washington Mutual, acquired companies paid total common cash dividends of $60.0 million, $8.9 million and $25.6 million in 1996, 1995 and 1994.

     In addition to being influenced by legal, regulatory and economic restrictions, Washington Mutual's ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to WMI. These subsidiaries are subject to legal and regulatory restrictions on their ability to pay dividends.

     Retained earnings of the Company at December 31, 1996 included a pre-1988 thrift bad debt reserve for tax purposes of $450.0 million for which no federal income taxes had been provided. In the future, if this thrift bad debt reserve is used for any purpose other than to absorb bad debt losses or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiary's pre-1988 thrift bad debt reserve.

     On October 16, 1990, the Company's Board of Directors adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on October 31, 1990. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The plan was not adopted in response to any specific effort to acquire control of the Company.

     As part of the business combination with Keystone Holdings, 8,000,000 shares of common stock, with an assigned value of $42.75 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF. Shares will be released from the Litigation Escrow, if and only to, the extent that Washington Mutual receives net cash proceeds from certain litigation that Keystone Holdings and certain of its subsidiaries were pursuing against the United States, which litigation became an asset of the Company in the Keystone Transaction.

  Preferred Stock

     In December 1992, the Company issued 2,800,000 shares of 9.12% Noncumulative Perpetual Preferred Stock, Series C ("Series C Preferred Stock"), at $25 per share for net proceeds of $67.4 million. The Series C Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $2.28 per share. Dividends have been declared and paid in all quarters since issuance. The Company may redeem the Series C Preferred Stock on or after December 31, 1997 at the redemption price of $25 per share plus unpaid dividends, whether or not declared, for the then current dividend period up to the date fixed for redemption. In November 1995, the Company purchased and retired 47,500 shares of the Series C Preferred Stock.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Also in December 1992, the Company issued 1,400,000 shares of $6.00 Noncumulative Convertible Perpetual Preferred Stock, Series D ("Series D Preferred Stock"), at $100 per share for net proceeds of $136.4 million. The Series D Preferred Stock had a liquidation preference of $100 per share plus dividends accrued and unpaid for the then current dividend period. The Series D Preferred Stock was convertible at a rate of 3.870891 shares of common stock per share of Series D Preferred Stock. Dividends were at an annual rate of $6.00 per share. Prior to December 31, 1996, substantially all of the Series D Preferred Stock was converted into shares of common stock and the Company redeemed the remaining shares.

     In September 1993, the Company issued 2,000,000 shares of 7.60% Noncumulative Perpetual Preferred Stock, Series E ("Series E Preferred Stock"), at $25 per share for net proceeds of $48.2 million. The Series E Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $1.90 per share. Dividends have been declared and paid in all quarters since issuance. The Company may redeem the Series E Preferred Stock on or after September 15, 1998, at the redemption price of $25 per share plus unpaid dividends, whether or not declared, for the then current dividend period up to the date fixed for redemption. In November 1995, the Company purchased and retired 30,000 shares of the Series E Preferred Stock.

     In December 1988, New Capital issued $80.0 million of Cumulative Redeemable Preferred Stock. The Cumulative Redeemable Preferred Stock was presented as a minority interest in the Company's Consolidated Financial Statements at December 30, 1995. The Cumulative Redeemable Preferred Stock was redeemed on December 20, 1996.

     The Series C Preferred Stock and Series E Preferred Stock are senior to common stock as to dividends and liquidation, but they do not confer general voting rights.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 22:  EARNINGS PER COMMON SHARE

     Primary earnings per common share have been calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of shares outstanding for the period. Fully diluted earnings per common share assume conversion of any outstanding convertible preferred stock.

     Information used to calculate earnings per share was as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1996          1995          1994
                                                             --------      --------      --------
                                                                    (DOLLARS IN THOUSANDS)
Net income..............................................     $114,278      $289,902      $240,275
Preferred stock dividends:
  Series C Preferred Stock..............................       (6,276)       (6,384)       (6,384)
  Series E Preferred Stock..............................       (3,743)       (3,800)       (3,800)
  Series D Preferred Stock..............................       (8,400)       (8,400)       (8,400)
                                                             --------      --------      --------
Net income attributable to primary common stock.........     $ 95,859      $271,318      $221,691
                                                             ========      ========      ========
Net income..............................................     $114,278      $289,902      $240,275
Preferred stock dividends:
  Series C Preferred Stock..............................       (6,276)       (6,384)       (6,384)
  Series E Preferred Stock..............................       (3,743)       (3,800)       (3,800)
  Series D Preferred Stock..............................       (8,400)(1)        --            --
                                                             --------      --------      --------
Net income attributable to fully diluted common stock...     $ 95,859      $279,718      $230,091
                                                             ========      ========      ========
Average common shares used to calculate earnings per
  share(2)(3):
  Primary...............................................   112,858,781   109,944,477   106,245,127
  Fully diluted.........................................   113,138,724   115,363,724   111,664,374

---------------

(1) In 1996, for purposes of calculating fully diluted earnings per share, the assumed conversion of the Series D Preferred Stock was anti-dilutive.

(2) As part of the business combination with Keystone Holdings, 8,000,000 shares of common stock, with a assigned value of $42.75 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees. The Company will use the treasury stock method to determine the effect of the shares upon the Company's financial statements. At December 31, 1996, the dilutive effect of the 8,000,000 shares of common stock on primary and fully diluted earnings per share was minimal.

(3) If the conversion of the Series D Preferred Stock had taken place on January 1, 1996, primary earnings per common share for 1996 would have been $0.88.

NOTE 23:  REGULATORY CAPITAL REQUIREMENTS

     WMI is not subject to any regulatory capital requirements. However, each of its subsidiary depository and insurance institutions is subject to various capital requirements. WMB is subject to the FDIC capital requirements while ASB and WMBfsb are subject to the Office of Thrift Supervision ("OTS") capital requirements. WM Life is subject to National Association of Insurance Commissioners ("NAIC") capital requirements.

     The capital adequacy requirements are quantitative measures established by regulation that require WMB, ASB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC requires WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires ASB and WMBfsb to maintain minimum ratios of total capital to risk-weighted assets, as well as ratios of core capital and tangible capital to total assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. For WMB, ASB and

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

WMBfsb, FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by WMB, ASB or WMBfsb to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against WMB by the FDIC or against ASB or WMBfsb by the OTS, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The actual regulatory capital ratios calculated for WMB, ASB and WMBfsb, along with the minimum capital amounts and ratios for capital adequacy purposes and to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

                                                                                     MINIMUM TO BE
                                                                                    CATEGORIZED AS
                                                                  MINIMUM          WELL CAPITALIZED
                                                                FOR CAPITAL          UNDER PROMPT
                                                                 ADEQUACY          CORRECTIVE ACTION
                                            ACTUAL              PURPOSES(1)           PROVISIONS
                                      -------------------    -----------------    -------------------
                                        AMOUNT      RATIO     AMOUNT      RATIO     AMOUNT      RATIO
                                      ----------    -----    ---------    ----    ----------    -----
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996:
WMB
  Total capital to risk-weighted
     assets.........................  $1,320,577    11.09%   $ 952,810    8.00%   $1,191,013    10.00%
  Tier I capital to risk-weighted
     assets.........................   1,224,620    10.28      476,405    4.00       714,608     6.00
  Tier I capital to average
     assets.........................   1,224,620     5.76      850,027    4.00     1,062,533     5.00
ASB
  Total capital to risk-weighted
     assets(2)......................   1,395,814    10.92    1,022,484    8.00     1,278,105    10.00
  Tier I capital to risk-weighted
     assets.........................   1,137,311     8.90         n.a.    n.a.       766,863     6.00
  Tier I leverage capital to average
     assets.........................   1,137,311     5.17         n.a.    n.a.     1,099,506     5.00
  Core capital to total assets......   1,137,311     5.17      659,704    3.00          n.a.     n.a.
  Tangible capital to total
     assets.........................   1,136,202     5.17      329,835    1.50          n.a.     n.a.
WMBfsb
  Total capital to risk-weighted
     assets(2)......................      71,327    11.58       49,285    8.00        61,607    10.00
  Tier I capital to risk-weighted
     assets.........................      64,707    10.50         n.a.    n.a.        36,964     6.00
  Tier I leverage capital to average
     assets.........................      64,707     6.90         n.a.    n.a.        46,923     5.00
  Core capital to total assets......      64,707     6.90       28,154    3.00          n.a.     n.a.
  Tangible capital to total
     assets.........................      64,707     6.90       14,077    1.50          n.a.     n.a.
DECEMBER 31, 1995:
WMB
  Total capital to risk-weighted
     assets.........................   1,280,948    11.58      885,259    8.00     1,106,573    10.00
  Tier I capital to risk-weighted
     assets.........................   1,184,144    10.70      442,629    4.00       663,944     6.00
  Tier I capital to average
     assets.........................   1,184,144     5.72      828,789    4.00     1,035,987     5.00
ASB
  Total capital to risk-weighted
     assets(2)......................   1,131,295    10.12      894,190    8.00     1,117,738    10.00
  Tier I capital to risk-weighted
     assets.........................   1,049,987     9.39         n.a.    n.a.       670,643     6.00
  Tier I leverage capital to average
     assets.........................   1,049,987     5.41         n.a.    n.a.       970,949     5.00
  Core capital to total assets......   1,049,987     5.41      582,569    3.00          n.a.     n.a.
  Tangible capital to total
     assets.........................   1,046,658     5.39      291,235    1.50          n.a.     n.a.
WMBfsb
  Total capital to risk-weighted
     assets(2)......................      49,620    12.64       31,401    8.00        39,252    10.00
  Tier I capital to risk-weighted
     assets.........................      44,696    11.39         n.a.    n.a.        23,551     6.00
  Tier I leverage capital to average
     assets.........................      44,696     6.76         n.a.    n.a.        33,065     5.00
  Core capital to total assets......      44,696     6.76       19,839    3.00          n.a.     n.a.
  Tangible capital to total
     assets.........................      44,696     6.76        9,920    1.50          n.a.     n.a.

---------------

(1) Regulatory requirements listed under this column are not the same as capital adequacy requirements under prompt corrective action provisions.

(2) The OTS requires institutions to maintain Tier 1 capital of not less than one-half of total capital.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Management believes, as of December 31, 1996, that WMB, ASB and WMBfsb individually met all capital adequacy requirements to which they were subject. Additionally, as of December 31, 1996, the most recent notification from the FDIC (for WMB) and the OTS (for ASB and WMBfsb) individually categorized WMB, ASB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed WMB's, ASB's and WMBfsb's category.

     Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as ASB and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause ASB or WMBfsb to cease to be well capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

     WM Life is subject to risk-based capital requirements developed by the NAIC. The NAIC measure uses four major categories of risk to calculate an appropriate level of capital to support an insurance company's overall business operations. The four risk categories are asset risk, insurance risk, interest rate risk and business risk. At December 31, 1996, WM Life's actual capital was 663% of its required regulatory risk-based level.

NOTE 24:  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

     On March 8, 1984, the Company's stockholders approved the adoption of the 1983 incentive stock option plan, providing for the award of incentive stock options or nonqualified stock options to certain officers of the Company at the discretion of the Board of Directors. On April 19, 1994, the Company's stockholders' approved the adoption of the 1994 stock option plan in which the right to purchase common stock of the Company may be granted to employees, directors, consultants and advisers of the Company. The 1994 plan is generally similar to the 1983 plan, which terminated according to its terms in 1993. Consistent with the Company's practice under the 1983 plan, it is anticipated that the majority of options available under the plan will be granted to the most senior management of the Company. The 1994 plan does not affect any options granted under the 1983 plan.

     Under the 1994 stock option plan, on the date of the grant, the exercise price of the option must at least equal the market value per share of the Company's common stock. The 1994 plan provides for the granting of options for a maximum of 4,000,000 common shares.

     Stock options are generally exercisable on a phased-in schedule over three years and expire 10 years from the grant date. At December 31, 1996, options to purchase 884,464 shares were fully exercisable.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Stock options granted, exercised, surrendered or terminated were as follows:

                                                                                        WEIGHTED AVERAGE
                                                                   WEIGHTED AVERAGE      FAIR VALUE OF
                                                   NUMBER OF        EXERCISE PRICE       OPTION SHARES
                                                 OPTION SHARES     OF OPTION SHARES         GRANTED
                                                 -------------     ----------------     ----------------
Outstanding January 1, 1994..................      1,140,340            $11.24
  Granted in 1994............................        191,631             22.27
  Exercised in 1994..........................       (106,399)             7.96
                                                   ---------            ------
Outstanding December 31, 1994................      1,225,572             13.17
  Granted in 1995............................        416,618             17.47               $ 4.87
  Exercised in 1995..........................       (290,981)            13.60
  Terminated in 1995.........................        (49,848)            22.07
                                                   ---------            ------
Outstanding December 31, 1995................      1,301,361             14.71
  Granted in 1996............................      1,029,000             36.94                 9.13
  Exercised in 1996..........................       (212,222)            12.69
  Surrendered in 1996........................         (6,750)             5.86
  Terminated in 1996.........................        (47,166)            27.08
                                                   ---------            ------
Outstanding December 31, 1996................      2,064,223            $25.85
                                                   =========            ======

     Financial data pertaining to outstanding stock options were as follows:

                                               DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                                    EXERCISE
                                      WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER OF           PRICE
   RANGES OF          NUMBER OF          REMAINING          EXERCISE PRICE       EXERCISABLE     OF EXERCISABLE
EXERCISE PRICES     OPTION SHARES     CONTRACTUAL LIFE     OF OPTION SHARES     OPTION SHARES     OPTION SHARES
----------------    -------------     ----------------     ----------------     -------------     -------------
$ 6.03 - $ 8.44         404,375           3.7 years             $ 8.07             404,375           $  8.07
 12.33 -  17.29         144,929           5.3                    12.95             144,929             12.95
 20.19 -  22.75         524,419           7.3                    21.50             335,160             21.76
 27.75 -  30.00         327,500           9.1                    27.82                  --                --
 30.94 -  42.75         663,000          10.0                    41.98                  --                --
                      ---------          ----------             ------             -------            ------
                      2,064,223           7.6 years             $25.85             884,464           $ 14.06
                      =========          ==========             ======             =======            ======

     Under the terms of the employee stock purchase plan, an employee can purchase WMI common stock at a 15% discount without paying brokerage fees or commissions on purchases. The Company pays for the program's administrative expenses. The plan is open to all employees who are at least 18 years old, have completed at least one year of service, and work at least 20 hours per week. Participation can be by either payroll deduction or lump sum payments with a maximum annual contribution of 10% of employees previous year's eligible cash compensation. Under the employee stock purchase plan, dividends are automatically reinvested.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. SFAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plan and its employee stock purchase plan. Had compensation cost for the Company's compensation plans been determined consistent with SFAS 123, the Company's net income available to fully diluted common stock and fully diluted earning per share would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996             1995
                                                              -------         --------
                                                               (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE
                                                                      AMOUNTS)
        Net income attributable to common stock:
          Primary:
             As reported....................................  $95,859         $271,318
             Pro forma......................................   93,241          270,728
          Fully diluted:
             As reported....................................  $95,859         $279,718
             Pro forma......................................   93,241          279,128
        Net income per common share:
          Primary:
             As reported....................................    $0.85            $2.47
             Pro forma......................................     0.83             2.46
          Fully diluted:
             As reported....................................    $0.85            $2.42
             Pro forma......................................     0.83             2.41

     The compensation expense included in the pro forma net income attributable to fully diluted common stock and fully diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

     The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: annual dividend yield of 2.5% for both years; expected volatility of 23.99% for 1996 and 24.71% for 1995; risk-free interest rates of 5.78% for 1996 and 7.28% for 1995; and expected lives of five years for both years.

NOTE 25:  EMPLOYEE BENEFITS PROGRAMS

     Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. ASB provided a substantially similar plan (the "ASB Plan") which was terminated effective June 30, 1995. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. The combined net periodic pension cost for the Pension Plan and the ASB Plan was $2.1 million, $2.0 million and $1.3 million for 1996, 1995 and 1994; the weighted average discount rate was 7.25% for 1996 and 1995 and 8.00% for 1994: the long-term rate of return on assets was 8.00% for 1996, 1995 and 1994; and the assumed rate of increase in future compensation levels was 6.00% for all years presented. The Pension Plan's assets consist primarily of listed common stocks, U.S. government obligations, corporate debt obligations, and annuity contracts.

     At the termination date of the ASB plan, all participants' accrued benefits became fully vested. The net assets of the plan were allocated as prescribed by the Employee Retirement Income Security Act of 1974 and

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES the Pension Benefit Guaranty Corporation and their related regulations. All participants received full benefits. The termination resulted in a settlement under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. ASB recognized a gain of $1.7 million as a result of the settlement. The benefit obligation was settled in 1996.

     The Pension Plan's funded status and amounts recognized in the Company's financial statements were as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Benefit obligations:
  Vested benefits......................................................  $(44,659)    $(46,628)
  Nonvested benefits...................................................    (3,178)      (2,367)
                                                                         --------     --------
Accumulated benefit obligation.........................................   (47,837)     (48,995)
Effect of future compensation increases................................    (1,168)      (1,598)
                                                                         --------     --------
Projected benefit obligation...........................................   (49,005)     (50,593)
Plan assets at fair value..............................................    65,823       61,722
                                                                         --------     --------
Plan assets in excess of projected benefit obligation..................    16,818       11,129
Unrecognized (gain) loss due to past experience different from
  assumptions..........................................................    (7,800)      (2,103)
Unrecognized prior service cost........................................      (352)       2,093
Unrecognized net asset at transition being recognized over 18.6
  years................................................................    (2,918)      (3,300)
                                                                         --------     --------
  Prepaid pension asset................................................  $  5,748     $  7,819
                                                                         ========     ========

     The combined net periodic pension expense included the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1996       1995      1994
                                                                   -------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)
Service cost -- benefits earned during the period................. $ 4,083   $  3,240   $ 2,952
Interest cost on projected benefit obligation.....................   3,172      3,930     3,383
Actual (gain) loss on plan assets.................................  (7,690)   (12,831)      615
Amortization and deferral, net....................................   2,506      7,679    (5,675)
                                                                   -------   --------   -------
                                                                   $ 2,071   $  2,018   $ 1,275
                                                                   =======   ========   =======

     During 1994, the defined benefit pension plan acquired in the acquisition of Pacific First was merged into the Company's Pension Plan. The fair value of the Pacific First plan assets exceeded the projected benefit obligation, and the accrued pension cost was reduced by $10.8 million.

     In addition, the Company currently provides eligible retired employees with access to medical coverage on the same basis as active employees and provides certain other health care insurance benefits to a limited number of retired employees. Postretirement benefits, such as retiree health benefits, are accrued during the years an employee provides services.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The funded status of these benefits were as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Accumulated postretirement benefit obligation............. $(5,736)    $(5,484)
        Unrecognized transition obligation........................   2,356       2,503
        Unrecognized (gain).......................................     (36)        (36)
                                                                   -------     -------
          Prepaid postretirement liability........................ $(3,416)    $(3,017)
                                                                   =======     =======

     Net periodic postretirement expense included the following:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                1996     1995     1994
                                                                ----     ----     ----
                                                                (DOLLARS IN THOUSANDS)
        Service cost........................................... $249     $206     $220
        Interest cost..........................................  384      344      322
        Amortization of transition obligation..................  147      147      147
                                                                ----     ----     ----
                                                                $780     $697     $689
                                                                ====     ====     ====

     Net periodic postretirement expense was calculated using the following assumptions: the weighted average discount rate was 7.25% for 1996 and 1995 and 8.00% for 1994; and the medical trend rate was 13.00% for 1993 and declines steadily to 6.00% by the year 2000. The effect of a 1.00% increase in the trend rates is not significant.

     Washington Mutual maintains a retirement savings and investment plan for substantially all eligible employees that allows participants to make contributions by salary deduction equal to 15.00% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. ASB maintains a substantially similar plan. Employees' contributions vest immediately. The Company's partial matching contributions vest over five years.

     ASB implemented a Supplemental Executive Retirement Plan ("SERP") in 1990. The SERP is a nonqualified, noncontributory defined benefit plan where benefits are paid to certain officers using a target percentage which is based upon the number of years of service with ASB. This percentage is applied to the participant's average annual earnings for the highest three out of the final ten years of employment. These benefits are reduced to the extent a participant receives benefits from the ASB Plan.

     In 1990, ASB implemented a Phantom Share Plan (the "PSP") for the benefit of certain of its officers. As a result of the Keystone Transaction, the phantom shares became immediately exercisable and ASB incurred an expense of $12.0 million in December 1996.

     ASB established a Short-Term Incentive Plan ("STI") for the benefit of certain of its executives. The STI provides a short-term incentive to its participants based upon the achievement of both overall company and individual goals.

     Washington Mutual uses grants of restricted stock as a component of compensation to provide a long-term incentive for creation of shareholder value and to encourage the recipient to remain at Washington Mutual.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Total employee benefit plan expense was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Net periodic pension expense..................  $ 2,071     $ 2,018     $ 1,275
        Net periodic postretirement expense...........      780         697         689
        Company's contributions to savings plan.......   12,381      10,027      12,374
        SERP expense..................................    2,161       1,590       1,900
        STI expense...................................    3,609       3,247       2,219
        Restricted stock expense......................      911         701       1,046
                                                        -------     -------     -------
                                                        $21,913     $18,280     $19,503
                                                        =======     =======     =======

NOTE 26:  CONTINGENCIES

     The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Company's financial position.

     As part of the administration and oversight of the Assistance Agreement and other agreements among ASB, certain of its affiliates and the FDIC, the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes. ASB and certain of its affiliates have entered into settlement agreements with the FDIC for all periods through June 30, 1994, pursuant to which ASB, its affiliates and the FDIC have mutually settled and released various claims in consideration of certain nominal payments. The Office of Inspector General has completed its audit of transactions and payments under the Assistance Agreement and other agreements occurring during the period beginning July 1, 1994 and ending June 30, 1996. Keystone Holdings has received no notice of any issues involving more than nominal amounts arising after June 30, 1994.

     As part of the Keystone Transaction, 8,000,000 shares of common stock, with an assigned value of $42.75 per share (the "Litigation Escrow Shares"), were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees (the "Litigation Escrow"). Shares will be released from the Litigation Escrow if and only to the extent that Washington Mutual receives net cash proceeds from certain litigation that Keystone Holdings and certain of its subsidiaries are pursuing against the United States (the "Case"), which litigation became an asset of the Company in the Keystone Transaction. Upon Washington Mutual's receipt of net cash proceeds from a judgment or settlement of the Case, if any ("Case Proceeds"), all or part of the Litigation Escrow Shares will be released, 64.9% to the general and limited partners of Keystone Holdings and 35.1% to the FRF. The number of Litigation Escrow Shares released will be equal to the Case Proceeds, reduced by certain tax and litigation-related expenses, divided by $42.75. If not all of the Litigation Escrow Shares are distributed prior to the expiration of the Litigation Escrow, any remaining Litigation Escrow Shares will be returned to Washington Mutual for cancellation. The Litigation Escrow expires the earlier of the date that is the sixth anniversary of the Keystone Transaction or that the Litigation Escrow Shares are released. In general, the Litigation Escrow will be automatically extended to 10 years if, prior to the sixth anniversary of the Keystone Transaction, there has been any judgment or final settlement in the Case granted or entered in favor of Washington Mutual or any of its subsidiaries.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 27:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations on a quarterly basis have been restated to give effect to the business combination with Keystone Holdings. Results of operations on a quarterly basis were as follows:

                                                         YEAR ENDED DECEMBER 31, 1996
                                      -------------------------------------------------------------------
                                               FIRST QUARTER                      SECOND QUARTER
                                      --------------------------------   --------------------------------
                                      WASHINGTON   KEYSTONE              WASHINGTON   KEYSTONE
                                        MUTUAL     HOLDINGS   RESTATED     MUTUAL     HOLDINGS   RESTATED
                                      ----------   --------   --------   ----------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Interest income.....................   $415,420    $349,202   $764,622    $418,751    $357,518   $776,269
Interest expense....................    244,425     233,195    477,620     240,607     235,901    476,508
                                       --------    --------   --------    --------    --------   --------
Net interest income.................    170,995     116,007    287,002     178,144     121,617    299,761
Provision for loan losses...........      2,912      17,977     20,889       2,913      17,203     20,116
Other income........................     36,762      20,248     57,010      36,752      21,872     58,624
Other expense.......................    110,092      71,002    181,094     114,687      71,364    186,051
                                       --------    --------   --------    --------    --------   --------
Income before income taxes and
  minority interest.................     94,753      47,276    142,029      97,296      54,922    152,218
Income taxes........................     35,224      14,471     49,695      35,937      13,214     49,151
Minority interest in earnings of
  consolidated subsidiary...........         --       3,527      3,527          --       3,450      3,450
                                       --------    --------   --------    --------    --------   --------
Net income..........................   $ 59,529    $ 29,278   $ 88,807    $ 61,359    $ 38,258   $ 99,617
                                       ========    ========   ========    ========    ========   ========
Net income attributable to common
  stock.............................   $ 54,924    $ 29,278   $ 84,202    $ 56,755    $ 38,258   $ 95,013
                                       ========    ========   ========    ========    ========   ========
Net income per common share:
  Primary...........................      $0.76                  $0.75       $0.79                  $0.84
  Fully diluted.....................       0.74                   0.74        0.76                   0.83

                                                                 YEAR ENDED DECEMBER 31, 1996
                                                       -------------------------------------------------
                                                                THIRD QUARTER             FOURTH QUARTER
                                                       --------------------------------   --------------
                                                       WASHINGTON   KEYSTONE
                                                         MUTUAL     HOLDINGS   RESTATED        WMI
                                                       ----------   --------   --------   --------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                           AMOUNTS)
Interest income......................................   $424,086    $373,608   $797,694      $810,651
Interest expense.....................................    244,707     256,367    501,074       503,027
                                                        --------    --------   --------      --------
Net interest income..................................    179,379     117,241    296,620       307,624
Provision for loan losses............................      2,913      14,220     17,133       143,374
Other income.........................................     42,792      25,396     68,188        75,442
Other expense........................................    154,630     162,767    317,397       340,762
                                                        --------    --------   --------      --------
Income before income taxes and minority interest.....     64,628     (34,350)    30,278      (101,070)
Income taxes.........................................     24,454     (11,491)    12,963       (16,202)
Minority interest in earnings of consolidated
  subsidiary.........................................         --       3,527      3,527         3,066
                                                        --------    --------   --------      --------
Net income...........................................   $ 40,174    $(26,386)  $ 13,788      $(87,934)
                                                        ========    ========   ========      ========
Net income attributable to common stock..............   $ 35,569    $(26,386)  $  9,183      $(92,539)
                                                        ========    ========   ========      ========
Net income per common share:
  Primary............................................      $0.49                  $0.08        $(0.81)
  Fully diluted......................................       0.49                   0.08         (0.81)

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31, 1995
                                      --------------------------------------------------------------------
                                               FIRST QUARTER                      SECOND QUARTER
                                      --------------------------------   ---------------------------------
                                      WASHINGTON   KEYSTONE              WASHINGTON   KEYSTONE
                                        MUTUAL     HOLDINGS   RESTATED     MUTUAL     HOLDINGS    RESTATED
                                      ----------   --------   --------   ----------   ---------   --------
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Interest income......................  $367,447    $305,735   $673,182    $390,016    $ 330,727   $720,743
Interest expense.....................   218,374     228,270    446,644     240,585      242,493    483,078
                                       --------    --------   --------    --------     --------   --------
Net interest income..................   149,073      77,465    226,538     149,431       88,234    237,665
Provision for loan losses............     2,800      18,869     21,669       2,850       15,664     18,514
Other income.........................    28,855      29,188     58,043      29,554       18,315     47,869
Other expense........................   103,081      71,496    174,577     106,332       73,101    179,433
                                       --------    --------   --------    --------     --------   --------
Income before income taxes and
  minority interest..................    72,047      16,288     88,335      69,803       17,784     87,587
Income taxes.........................    26,797      (6,081)    20,716      22,030          642     22,672
Minority interest in earnings of
  consolidated subsidiary............        --       3,948      3,948          --        3,948      3,948
                                       --------    --------   --------    --------     --------   --------
Net income...........................  $ 45,250    $ 18,421   $ 63,671    $ 47,773    $  13,194   $ 60,967
                                       ========    ========   ========    ========     ========   ========
Net income attributable to common
  stock..............................  $ 40,604    $ 18,421   $ 59,025    $ 43,127    $  13,194   $ 56,321
                                       ========    ========   ========    ========     ========   ========
Net income per common share:
  Primary............................     $0.60                  $0.55       $0.62                   $0.51
  Fully diluted......................      0.58                   0.54        0.60                    0.51

                                                          YEAR ENDED DECEMBER 31, 1995
                                      --------------------------------------------------------------------
                                               THIRD QUARTER                      FOURTH QUARTER
                                      --------------------------------   ---------------------------------
                                      WASHINGTON   KEYSTONE              WASHINGTON   KEYSTONE
                                        MUTUAL     HOLDINGS   RESTATED     MUTUAL     HOLDINGS    RESTATED
                                      ----------   --------   --------   ----------   ---------   --------
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Interest income.....................   $405,638    $346,343   $751,981    $415,859    $ 354,321   $770,180
Interest expense....................    248,844     246,712    495,556     252,921      245,237    498,158
                                       --------    --------   --------    --------     --------   --------
Net interest income.................    156,794      99,631    256,425     162,938      109,084    272,022
Provision for loan losses...........      2,800      14,557     17,357       2,700       14,747     17,447
Other income........................     28,280      18,033     46,313      31,185       24,929     56,114
Other expense.......................    102,530      68,484    171,014     105,712       69,778    175,490
                                       --------    --------   --------    --------     --------   --------
Income before income taxes and
  minority interest.................     79,744      34,623    114,367      85,711       49,488    135,199
Income taxes........................     28,056       5,023     33,079      30,621       12,705     43,326
Minority interest in earnings of
  consolidated subsidiary...........         --       3,948      3,948          --        3,949      3,949
                                       --------    --------   --------    --------     --------   --------
Net income..........................   $ 51,688    $ 25,652   $ 77,340    $ 55,090    $  32,834   $ 87,924
                                       ========    ========   ========    ========     ========   ========
Net income attributable to common
  stock.............................   $ 47,042    $ 25,652   $ 72,694    $ 50,444    $  32,834   $ 83,278
                                       ========    ========   ========    ========     ========   ========
Net income per common share:
  Primary...........................      $0.66                  $0.66       $0.71                   $0.75
  Fully diluted.....................       0.64                   0.64        0.69                    0.73

NOTE 28:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of financial instruments were as follows:

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT         VALUE        AMOUNT         VALUE
                                              -----------   -----------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.................  $   831,063   $   831,063   $   983,833   $   983,833
  Trading account securities................        1,647         1,647           238           238
  Available-for-sale securities.............    9,109,460     9,109,460    12,157,157    12,157,157
  Held-to-maturity securities...............    2,860,347     2,922,552     3,197,720     3,262,850
  Mortgage servicing rights.................      140,725       169,183       104,495       109,950
  Loans, exclusive of reserve for loan
     losses.................................   30,786,473    30,932,973    24,428,115    24,788,750
                                              -----------   -----------   -----------   -----------
                                               43,729,715    43,966,878    40,871,558    41,302,778
Financial liabilities:
  Deposits..................................   24,080,141    24,225,124    24,462,960    24,624,673
  Annuities.................................      878,057       878,057       855,503       855,503
  Federal funds purchased...................    1,052,000     1,052,000       433,420       433,493
  Securities sold under agreements to
     repurchase.............................    7,835,453     7,852,852     7,984,756     7,985,202
  Advances from the FHLB....................    7,241,492     7,256,785     4,715,739     4,732,366
  Other borrowings..........................      676,985       688,579       590,217       612,240
                                              -----------   -----------   -----------   -----------
                                               41,764,128    41,953,397    39,042,595    39,243,477
Derivative instruments(1):
  Interest rate exchange agreements:
     Designated against available-for-sale
       securities...........................         (646)         (646)      (11,847)      (11,847)
     Designated against deposits and
       borrowings...........................           --         1,322            --       (22,615)
  Interest rate cap agreements:
     Designated against available-for-sale
       securities...........................        2,460         2,460         9,415         9,415
     Designated against deposits and
       borrowings...........................       17,533         3,411        17,691          (630)
                                              -----------   -----------   -----------   -----------
                                                   19,347         6,547        15,259       (25,677)
Off-balance sheet loan commitments..........           --           (19)           --         3,595
                                              -----------   -----------   -----------   -----------
Net financial instruments...................  $ 1,984,934   $ 2,020,009   $ 1,844,222   $ 2,037,219
                                              ===========   ===========   ===========   ===========

---------------

(1) See Note 17: Interest Rate Risk Management.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 1996 and 1995:

     Cash and cash equivalents -- The carrying amount represented fair value.

     Trading account securities -- Fair values were based on quoted market prices.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Available-for-sale securities -- Fair values were based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

     Held-to-maturity securities -- Fair values were based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

     Loans -- Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

     Mortgage servicing rights -- The fair value of mortgage servicing rights is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

     Deposits -- The fair value of checking accounts, savings accounts and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products. Core deposit intangibles are not included.

     Annuities -- The carrying amount represented fair value.

     Federal funds purchased -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

     Securities sold under agreements to repurchase -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

     Advances from the FHLB -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

     Other borrowings -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

     Derivative instruments -- The fair value for interest rate exchange agreements was determined using dealer quotations, when available, or the discounted cash flow method. The market prices for similar instruments were used to value interest rate cap agreements.

     Off-balance sheet loan commitments -- Loan commitments are commitments the Company made to borrowers at locked-in rates. The fair value of loan commitments was estimated based on current levels of interest rates versus the committed interest rates. The balance shown represents the differential between committed value and fair value.

NOTE 29:  FINANCIAL INFORMATION -- WMI

     WMI was formed August 17, 1994. The following WMI (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                                      PERIOD OF
                                                                                    AUGUST 17, 1994
                                                          YEAR ENDED DECEMBER 31,   (INCEPTION) TO
                                                          ----------------------     DECEMBER 31,
                                                            1996         1995            1994
                                                          --------     ---------    ---------------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
Available-for-sale securities...........................  $  6,777     $  8,033         $ 1,641
Cash equivalents........................................     5,378          471              44
                                                          --------     --------        --------
  Total interest income.................................    12,155        8,504           1,685
INTEREST EXPENSE
Deposits................................................      (683)          --              --
Borrowings..............................................    15,079        9,072             884
                                                          --------     --------        --------
  Total interest expense................................    14,396        9,072             884
                                                          --------     --------        --------
     Net interest (expense) income......................    (2,241)        (568)            801
OTHER INCOME
Equity in net earnings of subsidiaries(1)...............   132,301      293,630          13,103
Other operating income..................................       122            8              --
(Loss) on sale of other assets..........................        --         (171)             --
                                                          --------     --------        --------
  Total other income....................................   132,423      293,467          13,103
OTHER EXPENSE
Salaries and employee benefits..........................     3,561        2,716              --
Occupancy and equipment.................................        11            1              --
Other operating expense.................................    18,013        3,289             228
Amortization of goodwill................................       629           --              --
                                                          --------     --------        --------
  Total other expense...................................    22,214        6,006             228
                                                          --------     --------        --------
     Income before income taxes.........................   107,968      286,893          13,676
Income tax (benefit) expenses...........................    (8,105)        (865)            201
                                                          --------     --------        --------
Net income(1)...........................................  $116,073     $287,758         $13,475
                                                          ========     ========        ========

---------------

(1) Contains intercompany transactions eliminated upon consolidation.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                        STATEMENTS OF FINANCIAL POSITION

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1996         1995
                                                                        ----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents.............................................  $  109,356   $   90,096
Available-for-sale securities.........................................      82,033       99,932
Loans.................................................................      92,083      147,867
Investment in subsidiaries(1).........................................   2,344,959    2,451,956
Other assets..........................................................      12,917          929
                                                                        ----------   ----------
  Total assets........................................................  $2,641,348   $2,790,780
                                                                        ==========   ==========
LIABILITIES
Securities sold under agreements to repurchase........................  $   68,326   $   82,481
Other borrowings......................................................     148,007      147,845
Other liabilities.....................................................      12,230        5,647
                                                                        ----------   ----------
  Total liabilities...................................................     228,563      235,973
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 shares
  authorized -- 4,722,500 and 6,122,500 shares issued and
  outstanding.........................................................          --           --
Common stock, no par value: 350,000,000 shares
  authorized -- 126,255,891 and 119,801,466 outstanding...............          --           --
Capital surplus(1)....................................................   1,061,890    1,029,549
Valuation reserve for available-for-sale securities...................       1,156        2,390
Valuation reserve for available-for-sale securities -- subsidiaries...      40,510      186,325
Retained earnings(1)..................................................   1,309,229    1,336,543
                                                                        ----------   ----------
  Total stockholders' equity..........................................   2,412,785    2,554,807
                                                                        ----------   ----------
  Total liabilities and stockholders' equity..........................  $2,641,348   $2,790,780
                                                                        ==========   ==========

---------------

(1) Contains intercompany transactions eliminated upon consolidation.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                                PERIOD OF
                                                     YEAR ENDED DECEMBER 31,    AUGUST 17, 1994
                                                     -----------------------   (INCEPTION) TO
                                                        1996        1995      DECEMBER 31, 1994
                                                     ----------   ----------  -----------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(1).......................................  $ 116,073   $ 287,758       $  13,475
Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
  (Increase) decrease in interest receivable........        (69)         80            (693)
  Increase in interest payable......................        530       3,167             884
  (Decrease) in income taxes payable................     (8,105)       (865)         (1,151)
  Equity in undistributed earnings of
     subsidiaries...................................   (132,301)   (293,630)        (13,103)
  (Increase) decrease in other assets...............    (16,619)      9,910              39
  Increase in other liabilities.....................     14,867         720             252
                                                      ---------   ---------       ---------
     Net cash (used) provided by operating
       activities...................................   (195,624)      7,140            (297)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities..........         --          --        (111,984)
Principal payments of available-for-sale
  securities........................................     16,118      12,594           4,486
Principal payments of loans.........................    147,867          --              --
Origination and purchases of loans..................    (92,083)   (147,867)             --
Investment in subsidiary............................   (170,000)         --              --
Dividends received from subsidiaries................    280,026     136,521              --
Acquisition of wholly owned subsidiary(1)...........         --          --         (82,877)
                                                      ---------   ---------       ---------
     Net cash provided (used) by investing
       activities...................................    351,928       1,248        (190,375)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in securities sold under
  agreements to repurchase..........................    (14,155)     (1,848)         84,329
Proceeds of other borrowings........................         --     147,845              --
Issuance of common stock through stock options and
  employee stock plans..............................     20,604       8,379             994
Repurchase of preferred stock.......................         --      (1,990)             --
Conversion of preferred stock to common stock.......       (107)         --              --
Cash dividends paid.................................   (143,386)    (76,581)             --
Contribution from wholly owned subsidiaries(1)......         --          --         111,252
                                                      ---------   ---------       ---------
     Net cash (used) provided by financing
       activities...................................   (137,044)     75,805         196,575
                                                      ---------   ---------       ---------
     Increase in cash and cash equivalents..........     19,260      84,193           5,903
     Cash and cash equivalents at beginning of
       year.........................................     90,096       5,903              --
                                                      ---------   ---------       ---------
     Cash and cash equivalents at end of year.......  $ 109,356   $  90,096       $   5,903
                                                      =========   =========       =========

---------------

(1) Contains intercompany transactions eliminated upon consolidation.

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS

  EXHIBIT NO.                             DESCRIPTION                                PAGE NO.
  -----------   ---------------------------------------------------------------  ----------------
   2.1*         Agreement for Reorganization between the Registrant and
                Washington Mutual, dated October 19, 1994.
   3.1          Restated Articles of Incorporation of the Registrant, as
                amended (the "Articles").
   3.2          Bylaws of the Registrant (Incorporated by reference to the
                Washington Mutual, Inc. Annual Report to the Securities and
                Exchange Commission on Form 10-K for the year ended December
                31, 1995. File No. 0-25188).
   4.1*         Article II, Sections D(2), D(3), and D(4) of the Articles,
                which define the rights of holders of the Series C Preferred
                Stock and the Series E Preferred Stock (filed together with
                Exhibit 3.1 hereto).
   4.2*         Rights Agreement, dated October 16, 1990.
   4.3*         Amendment No. 1 to Rights Agreement, dated October 31, 1994.
   4.4*         Supplement to Rights Agreement, dated November 29, 1994.
   4.5          Form of Indenture between the Registrant and Harris Trust and
                Savings Bank, as Trustee for the Debt Securities (Incorporated
                by reference to Washington Mutual, Inc. Registration Statement on Form S-3, registration no. 33-93850).
   4.6          First Supplemental Indenture dated November 26, 1996 and Second
                Supplemental Indenture dated January 6, 1997 to the Indenture between Washington Mutual, Inc. and Harris Trust and Savings
                Bank, as Trustee, dated August 25, 1995, affecting the rights of the holders of the Registrant's Senior Notes.
  10.1*         Washington Mutual 1994 Stock Option Plan.
  10.2*         Amended and Restated Incentive Stock Option Plan.
  10.3*         Amended and Restated Washington Mutual Restricted Stock Plan
                (1986).
  10.4*         Washington Mutual Employees' Stock Purchase Program.
  10.5*         Washington Mutual Retirement Savings and Investment Plan.
  10.6*         Washington Mutual Employee Service Award Plan.
  10.7          Supplemental Employee's Retirement Plan for Salaried Employees
                of Washington Mutual.
  10.8          Washington Mutual Supplemental Executive Retirement
                Accumulation Plan.
  10.9          Deferred Compensation Plan for Directors and Certain Highly
                Compensated Employees.
  10.10         Deferred Compensation Plan for Certain Highly Compensated
                Employees.
  10.11         Employment Contract of Kerry K. Killinger.
  10.12         Employment Contract for Executive Officers.
  10.13*        Lease Agreement between Third and University Limited
                Partnership and Washington Mutual Savings Bank, dated September
                1, 1988.

  EXHIBIT NO.                             DESCRIPTION                                PAGE NO.
  -----------   ---------------------------------------------------------------  ----------------
  10.14         Agreement For Merger, dated July 21, 1996, as amended November
                1, 1996, by and among Washington Mutual, Inc., Keystone
                Holdings Partners, L.P., Keystone Holdings, Inc., New American
                Holdings, Inc., New American Capital, Inc., N.A.Capital
                Holdings, Inc. and American Savings Bank, F.A. (Incorporated by
                reference to the Washington Mutual, Inc. Current Report to the
                Securities and Exchange Commission on Form 8-K dated January 3,
                1997. File No. 0-25188).
  10.15         Escrow Agreement, dated December 20, 1996, by and among
                Washington Mutual, Inc., Keystone Holdings Partners, L.P., the
                Federal Deposit Insurance Corporation as manager of the FSLIC
                Resolution Fund, and The Bank of New York (Incorporated by
                reference to the Washington Mutual, Inc. Current Report to the
                Securities and Exchange Commission on Form 8-K dated January 3,
                1997. File No. 0-25188).
  10.16         Registration Rights Agreement, dated July 21, 1996, by and among Washington Mutual, Inc., Keystone Holdings Partners,
                L.P., and the Federal Deposit Insurance Corporation as manager of the FSLIC Resolution Fund (Incorporated by reference to the
                Washington Mutual, Inc. Current Report to the Securities and
                Exchange Commission on Form 8-K dated January 3, 1997. File No.
                0-25188).
  10.17         364-Day Credit Agreement between the Registrant and The Chase
                Manhattan Bank as Administrative Agent.
  10.18         Four-Year Credit Agreement between the Registrant and The Chase
                Manhattan Bank as Administrative Agent.
  21            List of Subsidiaries of the Registrant.
  23            Consent of Deloitte & Touche LLP.
  23.1          Consent of KPMG Peat Marwick LLP.
  23.2          Consent of KPMG Peat Marwick LLP.
  27            Financial Data Schedule.

---------------

* Incorporated by reference to Washington Mutual, Inc. Current Report on Form 8-K dated November 29, 1994 (File No. 0-25188).