Form 10-K/A
period 1996-12-31
WASHINGTON MUTUAL INC
filed 1997-04-25
CIK 933136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529


                                  FORM 10-K/A

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


                          YEAR ENDED DECEMBER 31, 1996        YEAR ENDED DECEMBER 31, 1995        YEAR ENDED DECEMBER 31, 1994
                        ---------------------------------   ---------------------------------   ---------------------------------
                                                INTEREST                            INTEREST                            INTEREST
                                                 INCOME                              INCOME                              INCOME
                          AVERAGE                  OR         AVERAGE                  OR         AVERAGE                  OR
                        BALANCE(1)    RATE      EXPENSE     BALANCE(2)    RATE      EXPENSE     BALANCE(2)    RATE      EXPENSE
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Investments(3)........  $14,327,183   7.05%    $1,009,723   $11,260,051   7.06%    $  795,444   $ 8,790,748   5.64%    $  495,556
New West Note.........                                          723,800   8.13         58,841     2,346,753   6.01        141,039
Loans(4)..............   26,903,243   7.95      2,139,513    25,877,673   7.97      2,061,801    21,987,836   7.54      1,658,818
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      interest-earning
      assets..........   41,230,426   7.64      3,149,236    37,861,524   7.70      2,916,086    33,125,337   6.93      2,295,413
Other assets..........    1,771,424                           1,841,038                           1,744,338
                        -----------                         -----------                         -----------
    Total assets......  $43,001,850                         $39,702,562                         $34,869,675
                        ===========                         ===========                         ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
  Checking accounts...  $ 2,449,233   1.00         24,578   $ 2,389,793   1.20         28,672   $ 2,424,250   1.22         29,530
  Savings and money
    market accounts...    7,115,008   3.40        242,023     6,648,539   3.94        261,958     6,107,997   2.74        167,091
  Time deposits.......   14,482,419   5.48        794,222    15,242,445   5.54        844,188    14,557,602   4.51        656,045
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total deposits....   24,046,660   4.41      1,060,823    24,280,777   4.67      1,134,818    23,089,849   3.69        852,666
Borrowings:
  Annuities...........      812,185   5.01         40,658       801,129   5.58         44,716       734,969   4.51         33,143
  Federal funds
    purchased.........      847,690   5.46         46,269       305,468   5.30         16,188            --    --              --
  Securities sold
    under agreements
    to repurchase.....    8,987,234   5.51        495,483     7,749,929   6.23        482,698     4,328,894   4.68        202,677
  Advances from the
    FHLB..............    4,655,111   5.57        259,243     3,482,200   5.81        202,422     3,962,913   5.38        213,259
  Other
    interest-bearing
    liabilities.......      675,507   8.25         55,753       558,320   7.63         42,594       397,307   8.46         33,613
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      borrowings......   15,977,727   5.62        897,406    12,897,046   6.11        788,618     9,424,083   5.12        482,692
                        -----------   ----     ----------   -----------   ----     ----------   -----------   ----     ----------
    Total
      interest-bearing
      liabilities.....   40,024,387   4.89      1,958,229    37,177,823   5.17      1,923,436    32,513,932   4.11      1,335,358
                                      ----     ----------                 ----     ----------                 ----     ----------
Other liabilities.....      486,701                             367,702                             458,350
                        -----------                         -----------                         -----------
    Total
      liabilities.....   40,511,088                          37,545,525                          32,972,282
Stockholders'
  equity..............    2,490,762                           2,157,037                           1,897,393
                        -----------                         -----------                         -----------
    Total liabilities
      and
      stockholders'
      equity..........  $43,001,850                         $39,702,562                         $34,869,675
                        ===========                         ===========                         ===========
Net interest spread
  and net interest
  income..............                2.75%    $1,191,007                 2.53%    $  992,650                 2.82%    $  960,055
                                      ====     ==========                 ====     ==========                 ====     ==========
Net interest margin...                2.89%                               2.62%                               2.90%


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


(3) The Company holds a small amount of tax exempt securities, but has chosen not to report the applicable interest income and yield on a tax equivalent basis.



(4) Nonaccruing loans were included in the average loan amounts outstanding.

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
                                                          ===========   ===========   ===========


     Time deposits decreased during 1996 because management chose not to be aggressive in their repricing. Partially offsetting the $855.0 million decline in time deposits were increases in the level of money market and checking accounts. Both of these products have the benefit of lower interest costs, although there may be a less predictable timeframe for the availability of these funds. While money market and checking accounts are demand accounts, these accounts are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding.


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


     As part of its asset and liability management program, the Company actively manages asset and liability maturities and at various times uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to reduce the negative effect that rising rates could have on net interest income. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The contract or notional amount of these instruments reflects the extent of involvement the Company has in particular classes of financial instruments. For interest rate exchange agreements and interest rate cap agreements, the notional amount does not represent exposure to credit loss. The amount potentially subject to credit loss is limited to the net difference between the calculated payable and receivable amounts on each transaction, which is generally netted and paid or received quarterly, and the net market or settlement value of the agreement. The Company is subject to credit loss only in event of nonperformance by counterparties to the agreements. Based on management's credit analysis and collateral requirements, however, the Company does not anticipate any credit losses on these agreements. The Company's interest rate exchange agreements and interest rate cap agreements are generally transacted with other financial institutions such as major banks and broker-dealers, with no single institution handling a disproportionate amount of the transactions.


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

     Interest sensitivity analysis by maturity or repricing period was as follows:


                                                                         DECEMBER 31, 1996
                                   ----------------------------------------------------------------------------------------------
                                                                                                          AFTER
                                   DUE WITHIN    DUE WITHIN     AFTER ONE    AFTER TWO    AFTER FIVE   10 YEARS OR
                                       0-3          4-12       BUT WITHIN    BUT WITHIN   BUT WITHIN   NONINTEREST
                                     MONTHS        MONTHS       TWO YEARS    FIVE YEARS    10 YEARS     SENSITIVE        TOTAL
                                   -----------   -----------   -----------   ----------   ----------   ------------   -----------
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Cash, cash equivalents and
  trading account securities.....  $   831,063   $        --   $        --   $    1,647   $       --   $         --   $   832,710
Available-for-sale securities....    4,528,217     2,276,537       176,759      712,406      586,049        831,306     9,111,274
Held-to-maturity securities......    2,673,283         1,445        12,144       35,495       51,698         86,282     2,860,347
Loans:
  Real estate....................   15,533,194     3,674,232     1,524,297    3,918,552    2,280,039      2,561,670    29,491,984
  Manufactured housing, second
    mortgage and other
    consumer.....................      335,209       215,226       137,456      154,309       82,017         35,200       959,417
  Commercial business............      259,559        26,872        11,549       19,733        2,832             --       320,545
  Loan loss reserve and deferred
    fees.........................           --            --            --           --           --       (441,170)     (441,170)
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total loans................   16,127,962     3,916,330     1,673,302    4,092,594    2,364,888      2,155,700    30,330,776
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total interest-earning
        assets...................   24,160,525     6,194,312     1,862,205    4,842,142    3,002,635      3,073,288    43,135,107
Other assets.....................      258,464            --            --           --           --      1,158,354     1,416,818
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total assets...............   24,418,989     6,194,312     1,862,205    4,842,142    3,002,635      4,231,642    44,551,925
Derivative instruments affecting
  interest sensitivity:
Interest rate exchange
  agreements:
  Designated against
    available-for-sale
    securities...................      500,000            --      (300,000)    (200,000)          --             --            --
Interest rate cap agreements:
  Designated against
    available-for-sale
    securities...................    1,050,000      (400,000)     (650,000)          --           --             --            --
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total effect of derivative
        instruments..............    1,550,000      (400,000)     (950,000)    (200,000)          --             --            --
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total assets and derivative
        instruments..............   25,968,989     5,794,312       912,205    4,642,142    3,002,635      4,231,642    44,551,925
INTEREST-BEARING LIABILITIES
Deposits:
  Checking accounts..............      418,979            --            --           --           --      2,560,983     2,979,962
  Savings and money market
    accounts.....................    5,912,490            --            --           --           --        929,571     6,842,061
  Time deposits..................    4,059,401     8,071,838     1,390,843      653,931       77,810          4,295    14,258,118
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total deposits.............   10,390,870     8,071,838     1,390,843      653,931       77,810      3,494,849    24,080,141
Annuities........................       87,806       263,417       263,417      263,417           --             --       878,057
Federal funds purchased..........    1,052,000            --            --           --           --             --     1,052,000
Securities sold under agreements
  to repurchase..................    7,513,466       321,987            --           --           --             --     7,835,453
Advances from the FHLB...........    5,639,504     1,296,546       153,509      104,710        5,306         41,917     7,241,492
Other interest-bearing
  liabilities....................      346,549           882        73,314        7,726      248,223            292       676,986
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total interest-bearing
        liabilities..............   25,030,195     9,954,670     1,881,083    1,029,784      331,339      3,537,058    41,764,129
Other liabilities and
  stockholders' equity...........           --            --            --           --           --      2,787,796     2,787,796
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total liabilities and
        stockholders' equity.....   25,030,195     9,954,670     1,881,083    1,029,784      331,339      6,324,854    44,551,925
Derivative instruments affecting
  interest sensitivity:
Interest rate exchange
  agreements:
  Designated against deposits and
    short-term borrowings........   (1,269,400)      286,500       337,500      636,200        9,200             --            --
Interest rate cap agreements:
  Designated against deposits and
    short-term borrowings........     (615,500)           --       254,000      361,500           --             --            --
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total effect of derivative
        instruments..............   (1,884,900)      286,500       591,500      997,700        9,200             --            --
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Total liabilities,
        stockholders' equity and
        derivative instruments...   23,145,295    10,241,170     2,472,583    2,027,484      340,539      6,324,854    44,551,925
                                   -----------   -----------   -----------   ----------   ----------     ----------   -----------
      Net asset (liability)
        sensitivity..............  $ 2,823,694   $(4,446,858)  $(1,560,378)  $2,614,658   $2,662,096   $ (2,093,212)  $        --
                                   ===========   ===========   ===========   ==========   ==========     ==========   ===========
      Net asset (liability)
        sensitivity as a
        percentage of total
        assets...................         6.34%        (9.98)%       (3.50)%       5.86%        5.98%         (4.70)%        0.00%
Cumulative net asset (liability)
  sensitivity                      $ 2,823,694   $(1,623,164)  $(3,183,542)  $ (568,884)  $2,093,212   $         --   $        --
Cumulative net asset (liability)
  sensitivity as a percentage of
  total assets...................         6.34%        (3.64)%       (7.14)%      (1.28)%       4.70%          0.00%         0.00%

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


     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for 1996 of $114.3 million, $252.5 million for noncash items and $129.8 million of other net cash flows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and the impact of loans made and principal collected on loans. In 1996, cash flows from investing activities included sales and principal payments on available-for-sale securities and loans held for investment totaling $9.7 billion. New loans originated and purchased for investment required $11.4 billion, and $1.8 billion was used for the purchase of available-for-sale securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both securities sold under long-term agreements to repurchase and FHLB advances, and also the issuance of long-term debt. In 1996, the above mentioned financing activities increased cash and cash equivalents by $2.7 billion on a net basis. Cash and cash equivalents were $831.1 million at December 31, 1996. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."


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

                            SIGNATURES BY REGISTRANT


     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 1997.


                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER
                                          --------------------------------------
                                          Kerry K. Killinger

                                          President and Chief Executive Officer

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996, 1995 AND 1994
  Independent Auditors' Report........................................................  57
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
     1994.............................................................................  59
  Consolidated Statements of Financial Position as of December 31, 1996 and 1995......  60
  Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1996, 1995 and 1994..............................................................  61
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.........................................................................  62
  Notes to Consolidated Financial Statements..........................................  64

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

                                          deloitte & touche sig

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
                                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              CAPITAL
                                           NUMBER OF SHARES                   SURPLUS                    VALUATION
                                          -------------------              OFFSET AGAINST                 RESERVE       TOTAL
                                          PREFERRED   COMMON    CAPITAL         NOTE         RETAINED     FOR AFS    STOCKHOLDERS'
                                            STOCK      STOCK    SURPLUS      RECEIVABLE      EARNINGS    SECURITIES     EQUITY
                                          ---------   -------   --------   --------------   ----------   ---------   ------------
                                                                              (IN THOUSANDS)
BALANCE AT JANUARY 1, 1994..............     6,200    113,457   $862,949     $ (167,000)    $1,039,954   $  29,657    $1,765,560
Establishment of valuation reserve for
  available-for-sale
  securities -- Washington Mutual,
  Inc...................................        --         --         --             --             --      13,836        13,836
Net income..............................        --         --         --             --        240,275          --       240,275
Miscellaneous stock transactions........        --        384      7,762             --         (7,774)         --           (12)
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,584)         --       (18,584)
Cash dividends paid on common stock.....        --         --         --             --        (67,835)         --       (67,835)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --    (104,742)     (104,742)
Common stock issued through stock
  options and employee stock plans......        --        426     10,038             --             --          --        10,038
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --      1,454      9,595             --          6,705          --        16,300
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1994............     6,200    115,721    890,344       (167,000)     1,192,741     (61,249)    1,854,836
Net income..............................        --         --         --             --        289,902          --       289,902
Miscellaneous stock transactions........        --         (1)       (13)            --             --          --           (13)
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,584)         --       (18,584)
Cash dividends paid on common stock.....        --         --         --             --        (57,997)         --       (57,997)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --     249,964       249,964
Common stock issued through stock
  options and employee stock plans......        --        539      8,379             --             --          --         8,379
Capital surplus previously offset
  against note receivable...............        --         --         --        167,000             --          --       167,000
Repurchase of Series C and Series E
  preferred stock.......................       (77)        --     (1,866)            --           (124)         --        (1,990)
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --      3,429     23,562             --         26,645          --        50,207
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1995............     6,123    119,688    920,406             --      1,432,583     188,715     2,541,704
Net income..............................        --         --         --             --        114,278          --       114,278
Cash dividends paid on preferred
  stock.................................        --         --         --             --        (18,418)         --       (18,418)
Cash dividends paid on common stock.....        --         --         --             --       (124,968)         --      (124,968)
Adjustments in valuation reserve for
  available-for-sale securities.........        --         --         --             --             --    (147,049)     (147,049)
Common stock issued through stock
  options and employee stock plans......        --        692     20,604             --             --          --        20,604
Redemption/conversion of Series D
  preferred stock.......................    (1,400)     5,415       (107)            --             --          --          (107)
Immaterial business combination
  accounted for as a
  pooling-of-interests..................        --        347     11,844             --             --          --        11,844
                                            ------    -------   --------      ---------     ----------   ---------    ----------
BALANCE AT DECEMBER 31, 1996............     4,723    126,142   $952,747     $       --     $1,403,475   $  41,666    $2,397,888
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


     The Company holds a small amount of tax exempt securities, but has chosen not to report the applicable interest income and yield on a tax equivalent basis.


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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

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

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries excluding Keystone Holdings and its subsidiaries. Keystone Holdings and its subsidiaries filed a separate consolidated tax return for periods prior to December 20, 1996. The Keystone Holdings returns included losses of ASB's nominee, New West, incurred through October 24, 1995. Net operating losses of New West incurred prior to that date are available for

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES carryforward by ASB and have been included in the schedule of net operating loss carryforwards presented in Note 19.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 5:  HELD-TO-MATURITY SECURITIES

     Held-to-maturity securities classified by type and contractual maturity date consisted of the following:


                                                                   DECEMBER 31, 1996
                                               ---------------------------------------------------------
                                               AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE   YIELD(1)
                                               ----------   ----------   ----------   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due after five but within 10 years......  $    6,629    $    559      $   --     $    7,188   8.25%
  Corporate debt obligations:
     Due within one year.....................       6,607           2          --          6,609   5.02
     After one but within five years.........      41,486       2,432          (5)        43,913   8.90
     After five but within 10 years..........      14,618         919         (23)        15,514   8.68
     After 10 years..........................      15,282       1,862          --         17,144   9.19
                                               ----------     -------       -----     ----------   ----
                                                   77,993       5,215         (28)        83,180   8.61
  Municipal obligations(2):
     Due after one but within five years.....       7,096         205          --          7,301   6.24
     After five but within 10 years..........      30,176       1,385          --         31,561   6.70
     After 10 years..........................      70,801       2,028        (237)        72,592   6.02
                                               ----------     -------       -----     ----------   ----
                                                  108,073       3,618        (237)       111,454   6.23
                                               ----------     -------       -----     ----------   ----
                                                  192,695       9,392        (265)       201,822   7.28
Mortgage-backed securities
  U.S. government agency:
     Due after 10 years......................   2,667,652      53,078          --      2,720,730   7.33
                                               ----------     -------       -----     ----------   ----
                                               $2,860,347    $ 62,470      $ (265)    $2,922,552   7.33%
                                               ==========     =======       =====     ==========   ====


---------------

(1) Weighted average yield at end of year.


(2) The Company holds a small amount of tax exempt securities, but has chosen not to report the applicable interest income and yield on a tax equivalent basis.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31, 1995
                                               ---------------------------------------------------------
                                               AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE   YIELD(1)
                                               ----------   ----------   ----------   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. government and agency obligations:
     Due within one year.....................  $   19,693    $     --     $     --    $   19,693   5.24%
     After five but within 10 years..........       6,592         906           --         7,498   8.09
                                               ----------     -------        -----    ----------   ----
                                                   26,285         906           --        27,191   6.03
  Corporate debt obligations:
     Due within one year.....................      98,969          --           (9)       98,960   5.70
     After one but within five years.........      31,173       2,895           (2)       34,066   8.66
     After five but within 10 years..........      22,586       2,472           (3)       25,055   8.37
     After 10 years..........................      17,162       2,310           (9)       19,463   8.91
                                               ----------     -------        -----    ----------   ----
                                                  169,890       7,677          (23)      177,544   7.00
  Municipal obligations(2):
     Due within one year.....................       1,090           1           --         1,091   6.85
     After one but within five years.........       1,658          89           --         1,747   7.44
     After five but within 10 years..........      36,202       2,083           --        38,285   6.88
     After 10 years..........................      53,371       2,908           --        56,279   6.37
                                               ----------     -------        -----    ----------   ----
                                                   92,321       5,081           --        97,402   6.60
                                               ----------     -------        -----    ----------   ----
                                                  288,496      13,664          (23)      302,137   6.78
Mortgage-backed securities
  U.S. government agency:
     Due after 10 years......................   2,909,224      54,833       (3,344)    2,960,713   7.44
                                               ----------     -------        -----    ----------   ----
                                               $3,197,720    $ 68,497     $ (3,367)   $3,262,850   7.38%
                                               ==========     =======        =====    ==========   ====


---------------

(1) Weighted average yield at end of year.


(2) The Company holds a small amount of tax exempt securities, but has chosen not to report the applicable interest income and yield on a tax equivalent basis.


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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 12:  DEPOSITS

     Deposits consisted of the following:


                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
                                                              (DOLLARS IN THOUSANDS)
        Checking accounts:
          Interest bearing................................  $ 2,138,782     $ 2,111,124
          Noninterest bearing.............................      841,180         665,205
                                                            -----------     -----------
                                                              2,979,962       2,776,329
        Savings accounts..................................    1,660,376       1,905,659
        Money market deposit accounts.....................    5,181,685       4,667,884
        Time deposit accounts:
          Due within one year.............................   12,131,239      12,696,186
          After one but within two years..................    1,390,843       1,410,809
          After two but within three years................      295,005         409,580
          After three but within four years...............      266,922         243,541
          After four but within five years................       92,004         258,415
          After five years................................       82,105          94,557
                                                            -----------     -----------
                                                             14,258,118      15,113,088
                                                            -----------     -----------
                                                            $24,080,141     $24,462,960
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
                                                      =======        =======       =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Weighted average net effective cost at end of year.....        0.73%          0.12%          0.42%
Weighted average net effective cost during the year....        0.28             --           1.44
Monthly average notional amount of interest rate
  exchange agreements..................................  $2,598,250     $2,749,167     $2,803,750
Maximum notional amount of interest rate exchange
  agreements at any month end..........................   3,146,400      2,901,500      3,058,500
Net cost included with interest expense on deposits
  during the year......................................         (70)         3,540         13,286
Net cost included with interest expense on borrowings
  during the year......................................      10,320          6,842         28,426
Net (benefit) included with interest income on
  available-for-sale securities during the year........      (2,984)       (10,495)        (1,316)

     Financial data pertaining to interest rate cap agreements were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996            1995           1994
                                                        -----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
Monthly average notional amount of interest rate cap
  agreements..........................................  $10,433,750..   $6,363,000     $2,557,625
Maximum notional amount of interest rate cap
  agreements
  at any month end....................................  12,514,500..     9,774,000      3,584,000
Net cost included with interest expense on deposits
  during
  the year............................................        6,206          7,875          2,257
Net cost included with interest expense on borrowings
  during the year.....................................        2,162            415            565
Net (benefit) cost included with interest income on
  available-for-sale securities during the year.......       (4,686)        (5,340)         1,365

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
                                                   =========            ======

     Financial data pertaining to outstanding stock options were as follows:

                                               DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                                    EXERCISE
                                                                                                      PRICE
                                      WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER OF            OF
   RANGES OF          NUMBER OF          REMAINING          EXERCISE PRICE       EXERCISABLE       EXERCISABLE
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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                                       PERIOD OF
                                                           YEAR ENDED DECEMBER      AUGUST 17, 1994
                                                                   31,              (INCEPTION) TO
                                                          ---------------------      DECEMBER 31,
                                                            1996         1995            1994
                                                          --------     --------     ---------------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
Available-for-sale securities...........................  $  6,777     $  8,033         $ 1,641
Cash equivalents........................................     5,378          471              44
                                                          --------     --------        --------
  Total interest income.................................    12,155        8,504           1,685
INTEREST EXPENSE
Deposits................................................      (683)          --              --
Borrowings..............................................    15,079        9,072             884
                                                          --------     --------        --------
  Total interest expense................................    14,396        9,072             884
                                                          --------     --------        --------
     Net interest (expense) income......................    (2,241)        (568)            801
OTHER INCOME
Equity in net earnings of subsidiaries(1)...............   132,301      293,630          13,103
Other operating income..................................       122            8              --
(Loss) on sale of other assets..........................        --         (171)             --
                                                          --------     --------        --------
  Total other income....................................   132,423      293,467          13,103
OTHER EXPENSE
Salaries and employee benefits..........................     3,561        2,716              --
Occupancy and equipment.................................        11            1              --
Other operating expense.................................    18,013        3,289             228
Amortization of goodwill................................       629           --              --
                                                          --------     --------        --------
  Total other expense...................................    22,214        6,006             228
                                                          --------     --------        --------
     Income before income taxes.........................   107,968      286,893          13,676
Income tax (benefit) expenses...........................    (8,105)        (865)            201
                                                          --------     --------        --------
Net income(1)...........................................  $116,073     $287,758         $13,475
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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER        PERIOD OF
                                                               31,             AUGUST 17, 1994
                                                      ---------------------    (INCEPTION) TO
                                                        1996        1995      DECEMBER 31, 1994
                                                      ---------   ---------   -----------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(1).......................................  $ 116,073   $ 287,758       $  13,475
Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
  (Increase) decrease in interest receivable........        (69)         80            (693)
  Increase in interest payable......................        530       3,167             884
  (Decrease) in income taxes payable................     (8,105)       (865)         (1,151)
  Equity in undistributed earnings of
     subsidiaries...................................   (132,301)   (293,630)        (13,103)
  (Increase) decrease in other assets...............    (16,619)      9,910              39
  Increase in other liabilities.....................     14,867         720             252
                                                      ---------   ---------       ---------
     Net cash (used) provided by operating
       activities...................................   (195,624)      7,140            (297)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities..........         --          --        (111,984)
Principal payments of available-for-sale
  securities........................................     16,118      12,594           4,486
Principal payments of loans.........................    147,867          --              --
Origination and purchases of loans..................    (92,083)   (147,867)             --
Investment in subsidiary............................   (170,000)         --              --
Dividends received from subsidiaries................    280,026     136,521              --
Acquisition of wholly owned subsidiary(1)...........         --          --         (82,877)
                                                      ---------   ---------       ---------
     Net cash provided (used) by investing
       activities...................................    351,928       1,248        (190,375)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in securities sold under
  agreements to repurchase..........................    (14,155)     (1,848)         84,329
Proceeds of other borrowings........................         --     147,845              --
Issuance of common stock through stock options and
  employee stock plans..............................     20,604       8,379             994
Repurchase of preferred stock.......................         --      (1,990)             --
Conversion of preferred stock to common stock.......       (107)         --              --
Cash dividends paid.................................   (143,386)    (76,581)             --
Contribution from wholly owned subsidiaries(1)......         --          --         111,252
                                                      ---------   ---------       ---------
     Net cash (used) provided by financing
       activities...................................   (137,044)     75,805         196,575
                                                      ---------   ---------       ---------
     Increase in cash and cash equivalents..........     19,260      84,193           5,903
     Cash and cash equivalents at beginning of
       year.........................................     90,096       5,903              --
                                                      ---------   ---------       ---------
     Cash and cash equivalents at end of year.......  $ 109,356   $  90,096       $   5,903
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