Form 10-Q
period 1997-03-31
WASHINGTON MUTUAL INC
filed 1997-05-15
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25188


                             WASHINGTON MUTUAL, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               WASHINGTON                                       91-1653725
   --------------------------------                      ----------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

 1201 THIRD AVENUE SEATTLE, WASHINGTON                             98101
-----------------------------------------                       -----------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (206) 461-2000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


    -----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's classes of common stock as of March 31, 1997:

                           COMMON STOCK - 126,361,456

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

- Net income for first quarter 1997 was $114.1 million, up 28% from earnings of $88.8 million during first quarter 1996. Fully diluted earnings per share were 93 cents for first quarter 1997 compared with 74 cents in 1996. For the quarter ended March 31, 1997, the Company's return on average assets was 1.01% compared with 0.85% for the same period a year earlier.

- On January 15, 1997, the Company completed its acquisition of United Western Financial Group, Inc. of Salt Lake City, Utah including its subsidiaries, United Savings Bank, Uniwest Service Corporation and Western Mortgage Loan Corporation (collectively "United Western"). United Western operated eight branches in Utah and one in Idaho and seven loan production offices in five western states. On the acquisition date, United Western had assets of $404.1 million and deposits of $299.9 million.

- On March 6, 1997, the Company announced the signing of an agreement to acquire through a stock merger Great Western Financial Corporation ("GWFC") including its banking subsidiary, Great Western Bank, a Federal Savings Bank ("GWB") and its consumer finance subsidiary, Aristar, Inc. ("Aristar"). GWFC is a diversified financial services company operating more than 1,150 mortgage lending, retail banking and consumer finance offices nationwide. GWB conducts most of its retail banking business through a branch network concentrated in California and Florida. In addition, GWB has real estate lending operations in 27 states with business concentrated in California, Florida, Texas and Washington. At year-end 1996, Aristar operated over 500 offices in 23 states primarily in the Southeast and Southwest regions of the United States principally under the names Blazer Financial Services and City Finance Company.

          At March 31, 1997, GWFC had assets of $42.9 billion and deposits of $28.2 billion. Under the terms of the agreement, each outstanding share of GWFC common stock would be exchanged for 0.9 shares of Washington Mutual common stock. The agreement has been unanimously approved by the boards of directors of Washington Mutual and GWFC. Pending regulatory and shareholder approval, the merger is scheduled to close during the third quarter of 1997.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME. The Company's net interest income was $317.0 million for the quarter ended March 31, 1997 compared with $287.0 million for the same period in 1996. The 10% growth in net interest income from a year ago was generated primarily by an increase in interest-earning assets. Average interest-earning assets of $43.1 billion for the quarter ended March 31, 1997 were up 9% from the same period in 1996.

     Also contributing to the rise in net interest income was a slight increase in the net interest spread. The Company's combined yield on loans and investments decreased to 7.68% for the quarter ended March 31, 1997 compared with 7.72% for the same period in 1996 while the cost of funds decreased as well to 4.91% for the first quarter of 1997 compared with 4.97% a year ago. As a result, the net interest spread was 2.77% in the first quarter compared with 2.75% for the same period in 1996. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.)

     The Company's net interest margin was 2.88% for the first quarter of 1997 compared with 2.90% for the same period in 1996. (The net interest margin measures the Company's annualized net interest income as a percentage of interest-earning assets.)

     Under a restructuring strategy begun in late 1995, the Company has sold the majority of its fixed-rate residential loan production while retaining adjustable-rate residential loan originations and has replaced fixed-rate assets with adjustable-rate mortgage-backed securities. (See "Interest Rate
Risk Management.") The loss of these higher yielding fixed-rate assets and inclusion of more adjustable-rate assets led to the overall decline in yield on earning assets. As noted above, even though the yield on interest-earning assets was down, net interest income was not adversely affected due to the increase in the level of interest-earning assets and the decrease in cost of funds. The Company's cost of funds was positively affected by a change in its deposit mix. A decline in time deposit accounts was generally offset by an increase in lower interest cost money market and checking accounts.

OTHER INCOME. Other income was $75.4 million for the quarter ended March 31, 1997 compared with $57.0 million for the same period in 1996.

     Depositor fees for the quarter just ended were $28.6 million, an increase of 27% from $22.5 million in first quarter 1996. During the quarter just ended, the Company opened more than 65,000 net new checking accounts. The profitability of these accounts is tempered somewhat by the amount of deposit account-related losses (included with other expenses) incurred by the Company related to the increased number of checking accounts. Management closely monitors the amount of such losses to assure the profitability of its deposit products.

     Loan servicing fees were $14.3 million for the quarter just ended, compared with $8.5 million for the same period a year ago. The 68% growth in loan servicing fees was primarily due to an increase in the size of the Company's servicing portfolio. Loans serviced for others increased 18% to $26.7 billion at March 31, 1997 from $22.6 billion one year earlier. Also during the first quarter of 1997, American Savings Bank F.A. ("ASB"), the Company's California-based banking subsidiary, recorded $3.3 million of loan servicing fees on securitized loans. Such fees will continue to be reported as loan servicing included in interest income.

     Securities, annuity and other service fees, principally generated by the Company's nonbanking subsidiaries, were $12.8 million for the quarter ended March 31, 1997 compared with $13.1 million for the same period last year.

     Other operating income increased to $13.7 million for the quarter just ended compared with $7.8 million from the same period a year ago due primarily to increases in loan related income, late fees and the effect of the United Western merger together with several one-time adjustments totaling $2.3 million.

     Gain on the sale of loans was $5.7 million for first quarter of 1997 compared with $4.4 million for the same period in 1996. During the quarter just ended, the Company sold $567.9 million of loans compared with $392.6 million in the first quarter 1996.

     Gain on the sale of other assets was $243,000 for the quarter just ended compared with $806,000 for first quarter 1996.

  OTHER EXPENSE. Total operating expense for the quarter ended March 31, 1997 was $192.6 million, a 6% increase compared with $181.1 million during the first quarter of 1996.

     Salaries and employee benefits were $86.8 million for the quarter just ended compared with $81.8 million a year ago due primarily to merger activity and increases in staffing levels in commercial banking and financial centers. The staffing level of full-time equivalent employees was 8,773 at March 31, 1997, up from 7,868 a year earlier.

     Occupancy and equipment expense increased to $32.9 million for the quarter just ended compared with $27.7 million a year earlier primarily as a result of expenses associated with new financial centers and the merger with United Western in January 1997.

     Outside telecommunications and data processing services increased to $24.9 million for the quarter ended March 31, 1997 compared with $12.2 million a year ago as a result of the Company's outsourcing of certain support services.

     Regulatory assessments decreased to $4.1 million for the quarter ended March 31, 1997 from $11.6 million for the same period in 1996, reflecting a reduction in the assessment rates on the Company's deposits.

     Other operating expense for the quarter was $39.3 million, up 4% from $37.6 million in first quarter 1996.

     Amortization of goodwill and intangible assets was $6.8 million for the quarter ended March 31, 1997 compared with $6.9 million during the same period in 1996.

     Real estate owned ("REO") operations, inclusive of write-downs, resulted in income of $2.1 million for the quarter compared with expense of $3.2 million for the same period last year. During the first quarter of 1997, REO operations included recoveries on the sale of several residential and commercial properties, and a recovery on one large commercial property in Washington totaling $1.9 million.

OPERATING EFFICIENCY RATIO. The operating efficiency ratio is other expense as a percentage of net interest income plus other income. The Company's ratio was 49.1% for the first quarter of 1997 compared with 52.6% for the same period in 1996. Slight increases in other expenses during first quarter 1997 were offset by substantial increases in net interest income and other income during the quarter.

NONBANKING SUBSIDIARY OPERATIONS. Pretax operating income (net income before amortization of goodwill and intangible assets and elimination of intercompany transactions) for the quarter ended March 31, 1997 was $8.6 million compared with $13.5 million for the same period in 1996. The Company's insurance subsidiaries reported pretax operating income of $4.4 million for the quarter just ended compared with $4.5 million a year earlier. The securities subsidiaries posted pretax operating income of $4.2 million for the first quarter of 1997 compared with pretax operating income of $4.9 million during the same period a year ago. During the first quarter of 1996, the Company recognized a deferred gain of $4.1 million on the 1995 sale of its travel agency subsidiary. Results of operations for nonbanking subsidiaries were as follows:

                                                                          Quarter Ended March 31,
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       1997         1996
-------------------------------------------------------------------------------------------------
Insurance                                                                  $4,389      $ 4,493
Securities                                                                  4,230        4,878
Recognition of deferred gain on sale of travel agency subsidiary               --        4,112
-------------------------------------------------------------------------------------------------
Net income before taxes, amortization of goodwill and other
   intangible assets, and elimination of intercompany transactions         $8,619      $13,483
=================================================================================================

                               FINANCIAL POSITION

ASSETS. At March 31, 1997, the Company's assets were $46.1 billion up 3% from $44.6 billion at December 31, 1996.

INVESTMENT ACTIVITIES. Washington Mutual's investment portfolio at March 31, 1997 was $11.7 billion, a 2% decrease from the year-end 1996 balance of $12.0 billion. The Company's mortgage-backed securities ("MBS") constituted $10.2 billion or 86% of the total investment portfolio at quarter end while other investment securities totaled $1.5 billion.

     MBS that the Company securitized from its own single-family residential loan origination activity totaled $6.1 billion at March 31, 1997 while the remaining $4.1 billion was purchased in the secondary market. During the quarter, Washington Mutual securitized and retained $80.4 million of loans and purchased $7.8 million of MBS. Amortization of outstanding MBS principal during the first quarter of 1997 totaled $308.7 million.

LOAN ORIGINATIONS. For the first quarter of 1997, total lending increased 16% to $3.5 billion compared with $3.0 billion for the same period a year earlier. The Company's growing franchise and aggressive marketing strategy together with strong regional economies in its primary markets helped generate increases in lending volumes in all loan categories. The Company remained the leading residential first-mortgage lender in Washington and Oregon and second in California with residential loan originations of $2.4 billion during the quarter just ended compared with $2.3 billion during the first quarter of 1996. Originations of residential loans to purchase homes were $1.3 billion compared with $941.6 million a year ago, while home loan refinancings were $1.1 billion compared with $1.3 billion in the first quarter of 1996.

     First quarter 1997 originations of residential construction loans were $325.1 million, an increase of 30% from $249.7 million for the first quarter of 1996. Consumer loan originations, primarily home equity and manufactured home loans, increased to $370.0 million for the quarter ending March 31, 1997 from $273.6 million a year ago. Commercial real estate, which includes multi-family and nonresidential lending, increased to $213.4 million for the quarter just ended from $170.5 million for the same period in 1996. Commercial business lending for the first quarter of 1997 was $148.4 million, an increase of 302% from $36.9 million for the first quarter of 1996. The growth in commercial business lending resulted from new loan production offices in Washington and Oregon, an emphasis on small business lending and the implementation of an aggressive marketing strategy.

DEPOSITS. Total deposits increased to $24.3 billion at March 31, 1997 from $24.1 billion at December 31, 1996. Retail money market and checking accounts - both of which have the benefit of lower interest costs - increased $345.3 million offsetting a $198.6 million decline in retail time deposits. The increase in retail money market and checking accounts was primarily the result of the merger with United Western, which added $299.9 million in total deposits. Retail time deposits were allowed to run off as the Company did not price up to maintain the 1996 year-end level. While the vast majority of its deposits are retail in nature, the Company does engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the most economic funding sources.

BORROWINGS. Washington Mutual's borrowings are primarily securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Bank ("FHLB") of Seattle and San Francisco. These three borrowing sources totaled $7.6 billion, $1.2 billion and $8.6 billion at March 31, 1997, compared with $7.8 billion, $1.1 billion and $7.2 billion at year-end 1996, respectively. The exact mix at any given time is dependent upon the market pricing of the various borrowing sources. Specifically, due to relative pricing advantages, the Company primarily used FHLB advances to fund its balance sheet growth during the quarter just ended.

INTEREST RATE RISK MANAGEMENT. Washington Mutual engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes. One of the Company's strategies to reduce the effect of future movements in interest rates is to increase the percentage of adjustable-rate assets in its portfolio. During the first three months of 1997, the Company securitized and then sold the majority of the fixed-rate loans it originated, while retaining nearly all of its adjustable-rate loan production. The Company retained the servicing rights to the loans that were sold. A conventional measure of interest rate sensitivity for thrift institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets.

     The Company's assets and liabilities that mature or reprice within one year were as follows:

(dollars in millions)                                    March 31, 1997   Dec. 31, 1996
--------------------------------------------------------------------------------------------
Interest-sensitive assets                                      $ 31,852        $ 30,613
Derivative instruments                                            2,727           2,749
Interest-sensitive liabilities                                  (34,929)        (34,985)
--------------------------------------------------------------------------------------------
Net liability sensitivity                                      $   (350)       $ (1,623)
============================================================================================
One-year gap                                                       (0.8)%          (3.6)%

                                  ASSET QUALITY

     Nonperforming assets increased 2% to $334.6 million at March 31, 1997 compared with $329.5 million at December 31, 1996. Nonperforming assets by type consisted of the following:

(dollars in thousands)                               March 31, 1997    Dec. 31, 1996
--------------------------------------------------------------------------------------
Nonperforming loans and REO by collateral type:
     Residential real estate                              $ 254,898        $ 253,339
     Custom construction                                      5,204            2,511
     Builder construction                                     8,311            8,388
     Apartment buildings                                     25,272           22,220
     Other commercial real estate                            23,863           25,016
     Consumer and manufactured housing                       21,750           24,125
     Commercial business                                      1,647            1,068
     Reserve for REO losses                                  (6,374)          (7,144)
--------------------------------------------------------------------------------------
     Total nonperforming assets                           $ 334,571        $ 329,523
======================================================================================
Nonperforming assets as a percentage of total assets           0.73%            0.74%

     As required by Statement of Financial Accounting Standards No. 114, the Company evaluates all builder construction, commercial real estate and commercial business loans for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     At March 31, 1997, loans totaling $264.6 million were impaired of which $160.5 million had allocated reserves of $41.8 million. Impaired loans consisted of the following:

   (dollars in thousands)                                 March 31,1997   Dec. 31, 1996
-------------------------------------------------------------------------------------------
Nonaccrual loans included in nonperforming assets above        $ 27,581        $ 22,749
Other impaired loans                                            237,031         294,569
-------------------------------------------------------------------------------------------
Total impaired loans                                           $264,612        $317,318
===========================================================================================

     The average balance of impaired loans during the quarter was $291.0 million and the Company recognized $2.3 million of related interest income. Interest income is normally recognized on an accrual basis. If the impaired loan is nonperforming, interest income is recorded only on the receipt of cash.

PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN AND REO LOSSES. The provision for loan losses for the first quarter 1997 was $15.5 million, down 26% compared with $20.9 million for first quarter 1996. The low level of provision reflected the Company's high level of reserves and asset quality. The reserve for loan losses increased slightly to $367.2 million at March 31, 1997 from $363.4 million at December 31, 1996. Reserves charged off, net of recoveries, totaled $20.0 million for the first quarter of 1997 compared with $23.3 million for the same period in 1996. Approximately 89% of the net charge-offs during the first quarter of 1997 reflect activity at ASB and were anticipated in the establishment of reserve levels during 1996. At March 31, 1997, the reserve for loan losses represented 1.14% of outstanding loans and 152.90% of nonperforming assets, less REO loans, compared with 1.09% and 160.52% at year-end 1996.

     Changes in the reserve for loan losses were as follows:

                                                                 Three Months Ended March 31,
---------------------------------------------------------------------------------------------
(dollars in thousands)                                                1997             1996
---------------------------------------------------------------------------------------------
Balance, beginning of period                                     $ 363,442        $ 235,275
Provision for loan losses                                           15,526           20,889
Reserves acquired through business combinations                      8,260               --
Reserves charged-off:
  Residential                                                      (18,334)         (12,896)
  Residential construction                                              --              (14)
  Commercial real estate                                               (16)         (10,440)
  Manufactured housing, second mortgage and other consumer          (1,934)          (1,740)
  Commercial business                                                  (16)              (3)
---------------------------------------------------------------------------------------------
                                                                   (20,300)         (25,093)
Reserves recovered:
  Residential                                                           17            1,548
  Commercial real estate                                                 6                3
  Manufactured housing, second mortgage and other consumer             218              193
  Commercial business                                                   47               25
---------------------------------------------------------------------------------------------
                                                                       288            1,769
---------------------------------------------------------------------------------------------
Balance, end of period                                           $ 367,216        $ 232,840
=============================================================================================
Ratio of net charge-offs during the period to average loans
   outstanding during the period                                      0.06%            0.09%

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then allocated to reflect the loss exposure. The March 31, 1997 analysis of builder construction, commercial real estate and commercial loans resulted in an allocation of $84.8 million of the reserve for loan loss exposure. At December 31, 1996, the Company had allocated reserves of $78.3 million. The remaining reserve of $282.4 million at March 31, 1997 was unallocated and available for potential losses from any of the Company's loans. An analysis of the reserve for loan losses was as follows:

                                                       March 31,      Dec. 31,
(dollars in thousands)                                   1997           1996
--------------------------------------------------------------------------------
Allocated reserves:
  Commercial real estate                               $ 82,904       $ 77,054
  Commercial business                                     1,930          1,285
--------------------------------------------------------------------------------
                                                         84,834         78,339
Unallocated reserves                                    282,382        285,103
--------------------------------------------------------------------------------
                                                       $367,216       $363,442
Total reserve for loan losses as a percentage of:
   Nonperforming assets                                  109.76%        110.29%
   Nonperforming assets, less REO                        152.90         160.52
================================================================================

     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $6.4 million at March 31, 1997, compared with $7.1 million at December 31, 1996. The level is based upon a routine review of the REO portfolio and the strength of national and local economies.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

Liquidity. Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At March 31, 1997, the Company had substantial liquidity compared with its established guidelines.

     The Company also computes ratios promulgated by the Federal Deposit Insurance Corporation ("FDIC") to monitor the liquidity position of Washington Mutual Bank ("WMB"), a subsidiary of the Company. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at March 31, 1997, was within the established FDIC guidelines.

     Regulations promulgated by the Office of Thrift Supervision ("OTS") require that ASB and Washington Mutual Bank fsb ("WMBfsb") maintain for each calendar month an average daily balance of liquid assets at least equal to 5.00% of the prior month's average daily balance of net withdrawable deposits plus borrowings due within one year. For each month during the first quarter of 1997, the liquidity ratio for ASB and for WMBfsb was above 5.00%.

     To meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities. At March 31, 1997, the Company's banking subsidiaries were able to borrow an additional $11.1 billion through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to pay dividends to the Company is influenced by legal, regulatory and economic restrictions.

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

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the first quarter of 1997 of $114.1 million, $17.2 million of noncash items and $39.8 million of other net cash flows from operating activities. During the quarter ended March 31, 1997, cash flows from investing activities included sales and principal payments on available-for-sale securities and loans held for investment totaling $2.1 billion. New loans originated and purchased for investment required $3.7 billion, and $136.4 million was used for the purchase of available-for-sale securities. Cash flows from financing activities consisted of the net change in deposit accounts and short-term borrowings, the proceeds and repayments from both securities sold under long-term agreements to repurchase and FHLB advances, and also the repayment of long-term debt. During the quarter just ended, the above mentioned financing activities increased cash and cash equivalents by $1.3 billion on a net basis. Cash and cash equivalents were $532.6 million at March 31, 1997. (See "Consolidated Statements of Cash Flows".)

CAPITAL REQUIREMENTS. At March 31, 1997, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were classified as well capitalized institutions, the highest regulatory standard. The regulatory capital ratios of WMB, ASB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                           March 31, 1997                     Well
-----------------------------------------------------------------------    Capitalized
                                   WMB            ASB        WMBfsb          Minimum
-----------------------------------------------------------------------  ----------------
Capital ratios:
    Leverage                       5.17%         5.20%         6.83%           5.00%
    Tier 1 risk-based              9.36          8.69         10.60            6.00
    Total risk-based              10.13         10.67         11.85           10.00

     In addition, ASB and WMBfsb are required by the OTS to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. Both ASB and WMBfsb satisfied this requirement at March 31, 1997.


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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         10.1     Employment Contract for Executive Officers

         11.1     Statement re computation of per share earnings

         27.1     Financial Data Schedule

     (b) During the quarter, the Company filed the following Current Reports on Form 8-K:

         1. Related to the merger with Keystone Holdings, Inc., dated January 3, 1997.

         2. Related to the merger with Utah Federal Savings Bank, dated January 22, 1997 as amended by Form 8-K/A on January 22, 1997.

         3. Related to the Company's registration statement on Form S-3 for the sale of up to 15,085,305 shares the Company's common stock by certain stockholders, dated January 24, 1997.

         4. Related to the announcement of an agreement of merger with Great Western Financial Corporation, dated March 6, 1997.

         5. Related to financial statements and exhibits for presentation to investment analysts, dated March 24, 1997, as amended by Form 8-K/A on March 26, 1997.

         6. Related to fact sheet for analysts and shareholders, dated March 28, 1997.

         7.   Related to press release dated March 27, 1997, dated March 28,
              1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1997.



                                            Washington Mutual, Inc.

                                            /s/ Kerry K. Killinger
                                            -----------------------------------
                                            Kerry K. Killinger
                                            Chairman, President and
                                            Chief Executive Officer

                                            /s/ Douglas G. Wisdorf
                                            -----------------------------------
                                            Douglas G. Wisdorf
                                            Deputy Chief Financial Officer,
                                            Senior Vice President and Controller

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Quarter Ended March 31,
------------------------------------------------------------------------------------------------
(dollars in thousands, except for per share amounts)                       1997            1996
------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Interest income
  Loans                                                               $ 619,496       $ 496,729
  Available-for-sale securities                                         154,244         211,123
  Held-to-maturity securities                                            52,599          55,929
  Cash equivalents                                                          394             841
------------------------------------------------------------------------------------------------
    Total interest income                                               826,733         764,622
Interest expense
  Deposits                                                              257,712         274,050
  Borrowings                                                            252,068         203,570
------------------------------------------------------------------------------------------------
    Total interest expense                                              509,780         477,620
------------------------------------------------------------------------------------------------
      Net interest income                                               316,953         287,002
  Provision for loan losses                                              15,526          20,889
------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses               301,427         266,113

Other income
  Depositor fees                                                         28,640          22,498
  Loan servicing fees                                                    14,280           8,477
  Securities, annuity and other service fees                             12,812          13,083
  Other operating income                                                 13,689           7,766
  Gain on sale of loans                                                   5,725           4,380
  Gain on sale of other assets                                              243             806
------------------------------------------------------------------------------------------------
    Total other income                                                   75,389          57,010
Other expense
  Salaries and employee benefits                                         86.819          81,835
  Occupancy and equipment                                                32,864          27,675
  Outside telecommunications and data processing services                24,949          12,186
  Regulatory assessments                                                  4,066          11,572
  Other operating expense                                                39,261          37,624
  Amortization of goodwill and other intangible assets                    6,789           6,968
  Real estate owned ("REO") operations, inclusive of write-downs         (2,116)          3,234
------------------------------------------------------------------------------------------------
    Total other expense                                                 192,632         181,094
------------------------------------------------------------------------------------------------
     Income before income taxes and minority interest                   184,184         142,029
Income taxes                                                             65,803          31,155
Provision for payments in lieu of income taxes                            4,309          18,540
------------------------------------------------------------------------------------------------
     Income before minority interest                                    114,072          92,334
------------------------------------------------------------------------------------------------
Minority interest in earnings of consolidated subsidiaries                   --          (3,527)
------------------------------------------------------------------------------------------------
Net income                                                            $ 114,072       $  88,807
================================================================================================
Net income attributable to common stock                               $ 111,567       $  84,202
================================================================================================

Net income per common share:
  Primary                                                                 $0.93           $0.75
  Fully Diluted                                                            0.93            0.74

Dividends declared per common share                                        0.25            0.21

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in thousands)                                                      March 31, 1997       Dec. 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
  Cash and cash equivalents                                                    $    532,643       $    831,063
  Trading account securities                                                          2,804              1,647
  Available-for-sale securities, amortized cost $8,958,900 and $9,050,960         8,942,084          9,111,274
  Held-to-maturity securities, fair value $2,947,030 and $2,922,552               2,807,352          2,860,347
  Loans                                                                          32,018,457         30,103,386
  Loans held for sale                                                               212,506            227,390
  REO                                                                                94,498            103,111
  Bank premises and equipment                                                       495,186            482,391
  Goodwill and other intangible assets                                              130,698            133,509
  Other assets                                                                      814,922            697,807
---------------------------------------------------------------------------------------------------------------
      Total assets                                                             $ 46,051,150       $ 44,551,925
===============================================================================================================

LIABILITIES
  Deposits:
    Checking accounts                                                          $  3,164,935       $  2,979,962
    Savings and money market accounts                                             7,121,545          6,842,061
    Time deposit accounts                                                        14,012,013         14,258,118
---------------------------------------------------------------------------------------------------------------
        Total deposits                                                           24,298,493         24,080,141
  Annuities                                                                         877,841            878,057
  Federal funds purchased                                                         1,230,000          1,052,000
  Securities sold under agreements to repurchase                                  7,561,220          7,835,453
  Advances from the FHLB                                                          8,643,363          7,241,492
  Other borrowings                                                                  501,846            676,986
  Other liabilities                                                                 510,390            389,908
---------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          43,623,153         42,154,037

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares authorized -
       4,722,500 and 4,722,500 shares issued and outstanding                             --                 --
  Common stock, no par value: 350,000,000 shares authorized -
      126,247,850 and 126,142,285 shares issues and outstanding                          --                 --
  Capital surplus                                                                   957,234            952,747
  Valuation reserve for available-for-sale securities                               (12,935)            41,666
  Retained earnings                                                               1,483,698          1,403,475
---------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  2,427,997          2,397,888
---------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                               $ 46,051,150       $ 44,551,925
===============================================================================================================


See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Number of Shares
                                         ---------------------                            Valuation           Total
                                          Preferred    Common     Capital    Retained   Reserve for   Stockholders'
(in thousands)                                Stock     Stock     Surplus    Earnings    Securities          Equity
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Balance at December 31, 1996                  4,723   126,142    $952,747  $1,403,475     $ 41,666      $2,397,888
Net income                                       --        --          --     114,072           --         114,072
Cash dividends on preferred stock                --        --          --      (2,504)          --          (2,504)
Cash dividends on common stock                   --        --          --     (31,415)          --         (31,415)
Common stock issued through stock
  options and employee stock plans               --       106       4,487          --           --           4,487
Miscellaneous stock transactions                                                   70                           70
Adjustment in valuation reserve
  for available-for-sale securities              --        --          --          --      (54,601)        (54,601)
====================================================================================================================
Balance at March 31, 1997                     4,723   126,248    $957,234  $1,483,698     $(12,935)     $2,427,997
====================================================================================================================

Balance at December 31, 1995                  6,123   119,688    $920,406  $1,432,583     $188,715      $2,541,704
Net income                                       --        --          --      59,529           --          59,529
Cash dividends on preferred stock                --        --          --      (4,605)          --          (4,605)
Cash dividends on common stock                   --        --          --     (15,125)          --         (15,125)
Common stock issued through stock
  options and employee stock plans               --       202       3,962          --           --           3,962
Adjustment in valuation reserve
  for available-for-sale securities              --        --          --          --      (53,966)        (53,966)
====================================================================================================================
Balance at March 31, 1996                     6,123   119,890    $924,368  $1,472,382     $134,749      $2,531,499
====================================================================================================================

See Notes to Consolidated Financial Statements

                                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                    Quarter Ended March 31,
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 1997                 1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      (Unaudited)
Net income                                                                       $  114,072           $   88,807
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                     15,526               20,889
       (Gain) on sale of  loans                                                      (5,725)              (4,380)
       (Gain) on sale of other assets                                                  (350)              (1,135)
       Depreciation and amortization                                                  8,881               21,854
       FHLB stock dividend                                                           (7,179)              (6,818)
       Decrease (increase) in trading account securities                             (1,157)              (2,204)
       Origination of loans, held for sale                                         (492,603)            (369,550)
       Proceeds on sale of loans, held for sale                                     507,487              291,453
       (Increase) decrease  in other assets                                        (121,094)              27,475
       Increase in other liabilities                                                153,244               53,893
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                171,102              120,284

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                                         (136,419)            (591,315)
Maturities and principal payments on available-for-sale securities                  273,962              473,907
Sales of available-for-sale securities                                               32,255            1,119,802
Purchases of held-to-maturity securities                                             (3,386)             (18,281)
Maturities, calls and principal payments on held-to-maturity securities              56,381               83,888
Sales of loans                                                                      579,329              103,906
Principal payments on loans                                                       1,121,621            1,003,703
Origination and purchases of loans                                               (3,738,661)          (2,745,642)
Sales of REO                                                                         50,271               30,164
Other REO operations                                                                 (2,186)               3,412
Expenditures for premises and equipment                                               3,769                  764
Purchases of premises and equipment                                                 (25,730)             (14,257)
Purchases of mortgage servicing rights                                                   --               (5,998)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities                          (1,788,794)            (555,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits                                                     218,352             (234,106)
(Decrease) increase in annuities                                                       (216)               4,436
Increase in federal funds purchased                                                 178,000              244,000
(Decrease) increase in securities sold under short-term
  agreements to repurchase                                                       (1,194,653)           1,047,346
Proceeds from securities sold under long-term agreements to repurchase            1,356,254              554,081
Repayment of securities sold under long-term agreements to repurchase              (435,834)            (202,672)
Proceeds from FHLB advances                                                       8,176,671            1,202,242
Payments for maturing and prepaid FHLB advances                                  (6,774,800)          (2,622,830)
(Payments) issuance of other borrowings                                            (175,140)              98,945
Common stock issued through stock options and employee stock plans                    4,557                3,962
Cash dividends paid                                                                 (33,919)             (19,730)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                           1,319,272               75,674
--------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                            (298,420)            (359,989)
       Cash and cash equivalents at beginning of period                             831,063              983,833
====================================================================================================================
       Cash and cash equivalents at end of period                                $  532,643           $  623,844
====================================================================================================================

              SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                                    Quarter Ended March 31,
--------------------------------------------------------------------------------------------
(dollars in thousands)                                                       1997     1996
--------------------------------------------------------------------------------------------
                                                                           (Unaudited)
NONCASH INVESTING ACTIVITIES
Loans exchanged for mortgage-backed securities and held for investment   $ 80,441   $461,315
Real estate acquired through foreclosure                                   50,497     58,295
Loans originated to facilitate the sale of REO                             11,025     22,562
CASH PAID DURING THE PERIOD FOR
Interest on deposits                                                      243,525    267,764
Interest on borrowings                                                    240,655    208,180
Income taxes                                                                  366         --

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ACCOUNTING ADJUSTMENTS

      The information included in the consolidated statements of financial position as of March 31, 1997 and December 31, 1996 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual for the quarter ended March 31, 1997 and 1996 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period presented.

2.    EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The Company does not anticipate the adoption of SFAS No. 128 to have a material affect on its results of operations on a per share basis.

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                                                          Page
-------                                                                                          ----
10.1     Employment Contract for Executive Officers................................................

11.1     Statement re computation of per share earnings............................................

27.1     Financial Data Schedule...................................................................