Form 10-Q/A
period 1997-03-31
WASHINGTON MUTUAL INC
filed 1997-06-16
CIK 933136

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
===============================================================================================================


See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Number of Shares
                                         ---------------------                            Valuation           Total
                                          Preferred    Common     Capital    Retained   Reserve for   Stockholders'
(in thousands)                                Stock     Stock     Surplus    Earnings    Securities          Equity
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Balance at December 31, 1996                  4,723   126,142    $952,747  $1,403,475     $ 41,666      $2,397,888
Net income                                       --        --          --     114,072           --         114,072
Cash dividends on preferred stock                --        --          --      (2,504)          --          (2,504)
Cash dividends on common stock                   --        --          --     (31,415)          --         (31,415)
Common stock issued through stock
  options and employee stock plans               --       106       4,487          --           --           4,487
Miscellaneous stock transactions                                                   70                           70
Adjustment in valuation reserve
  for available-for-sale securities              --        --          --          --      (54,601)        (54,601)
====================================================================================================================
Balance at March 31, 1997                     4,723   126,248    $957,234  $1,483,698     $(12,935)     $2,427,997
====================================================================================================================

Balance at December 31, 1995                  6,123   119,688    $920,406  $1,432,583     $188,715      $2,541,704
Net income                                       --        --          --      88,807           --          88,807
Cash dividends on preferred stock                --        --          --      (4,605)          --          (4,605)
Cash dividends on common stock                   --        --          --     (15,125)          --         (15,125)
Common stock issued through stock
  options and employee stock plans               --       202       3,962          --           --           3,962
Adjustment in valuation reserve
  for available-for-sale securities              --        --          --          --      (81,653)        (81,653)
====================================================================================================================
Balance at March 31, 1996                     6,123   119,890    $924,368  $1,501,660     $107,062      $2,533,090
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