Form 10-Q
period 1997-06-30
WASHINGTON MUTUAL INC
filed 1997-08-14
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25188

                             WASHINGTON MUTUAL, INC.
             ------------------------------------------------------
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

     The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997:

                           COMMON STOCK - 126,471,072

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

          Net income for second quarter 1997 was $118.8 million, up 19% from earnings of $99.6 million during second quarter 1996. Fully diluted earnings per share were 96 cents for second quarter 1997 compared with 83 cents in 1996. For the six months ended June 30, 1997, net income was $232.8 million or $1.88 per fully diluted share compared with $188.4 million or $1.56 per fully diluted share for the first six months of 1996. For both the quarter and six months ended June 30, 1997, the Company's return on assets was 1.01% compared with 0.94% and 0.87% for the same periods a year earlier

          On July 1, 1997, the Company completed its merger with Great Western Financial Corporation ("GWFC") including its banking subsidiary, Great Western Bank, a Federal Savings Bank ("GWB") and its consumer finance subsidiary, Aristar, Inc. ("Aristar"). GWFC, which merged with and into a subsidiary of Washington Mutual, was a diversified financial services company with more than 1,150 mortgage lending, retail banking and consumer finance offices nationwide. GWB conducts most of its retail banking business through a branch network concentrated in California and Florida. In addition, GWB has, directly or through subsidiaries, real estate lending operations in 27 states with business concentrated in California, Florida, Texas and Washington. Aristar operates over 500 offices in 23 states primarily in the Southeast and Southwest regions of the United States principally under the names Blazer Financial Services and City Finance Company.

     At June 30, 1997, GWFC had assets of $43.8 billion and deposits of $27.8 billion. Under the terms of the agreement, each outstanding share of GWFC common stock was exchanged for 0.9 shares of Washington Mutual common stock and each outstanding share of GWFC preferred stock was converted into one share of Washington Mutual Series F preferred stock.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME. The Company's net interest income was $322.3 million for the quarter and $639.3 million for the six months ended June 30, 1997 compared with $299.8 million and $586.8 million for the same periods in 1996. Net interest income was up 8% from the second quarter and 9% from the first six months of 1996. The increase in net interest income was primarily due to a 10% increase in average interest-earning assets during the first six months of 1997 compared with the same period in 1996. The Company's net interest margin was 2.84% for the quarter and 2.86% for the six months ended June 30, 1997 compared with 2.96% and 2.89% for the same periods in 1996 (The net interest margin measures the Company's annualized net interest income as a percentage of interest-earning assets.)

     The Company's combined yield on loans and investments was 7.72% for the quarter ended June 30, 1997 compared with 7.73% for the same period in 1996. For the six months ended June 30, 1997, the combined yield on assets rose to 7.70% compared with 7.67% for the same period in 1996, reflecting higher market rates during the current period. Interest rates on deposits decreased for both the quarter and six months ended June 30, 1997 as higher cost time deposits matured and money market deposit and checking accounts were added. However, the Company's combined cost of funds for the same periods rose from the 1996 levels as a result of the Company's increased reliance on borrowings, which typically are more expensive than deposits. Average borrowings outstanding during the first six months of 1997 were $19.1 billion, an increase of 29% from the same period in 1996 while deposits were unchanged. As a result, the Company's combined cost of funds was 5.00% and 4.96% for the quarter and six months ended June 30, 1997 compared with 4.92% and 4.93% for the same periods in 1996. The net interest spread was 2.72% in the second quarter of 1997 compared with 2.81% for the same period in 1996 while it was 2.74% for the first six months of both 1997 and 1996. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.)

OTHER INCOME. Other income was $78.3 million and $153.7 million for the quarter and six months ended June 30, 1997 compared with $58.6 million and $115.6 million for the same periods in 1996.

     Depositor fees for the quarter ended June 30, 1997 were $33.6 million, an increase of 36% from $24.8 million in second quarter 1996 while depositor fees year-to-date increased to $62.3 million from $47.3 million last year. The increases reflected a substantial increase in the number of checking accounts. The Company opened nearly 132,000 net new checking accounts. The profitability of these accounts is tempered somewhat by the amount of deposit account-related losses (included with other expenses) incurred by the Company related to the increased number of checking accounts. Management closely monitors the amount of such losses to assure the profitability of its deposit products.

     Securities and insurance commissions were $10.8 million and $20.3 million for the quarter and six months ended June 30, 1997, down slightly from $11.2 million and $21.3 million from the same periods a year ago.

     Loan servicing fees were $12.4 million and $26.7 million for the quarter and six months ended June 30, 1997, up 29% and 48% from the same periods a year ago. Loans serviced for others increased to $23.7 billion at June 30, 1997 from $20.3 billion one year earlier due to additions to the servicing portfolio throughout 1996 and the first half of 1997. Contributing to the increase in fee income was a change in the accounting treatment of fee income associated with available-for-sale mortgage-backed securities.

     Other service fees were $3.6 million and $7.0 million for the quarter and six months ended June 30, 1997 compared with $2.6 million and $5.6 million for the same periods last year. Approximately $600,000 of the year-to-date increase in other service fees were fees generated as a result of the Company's acquisition of United Western Financial Group ("United Western") in January 1997, which was treated as a purchase for accounting purposes.

     Other operating income increased to $12.0 million and $25.7 million for the quarter and six months ended June 30, 1997 compared with $9.8 million and $17.6 million during the same periods in 1996 due primarily to the United Western acquisition and several one-time adjustments totaling $2.3 million.

     Gains on the sale of loans were $4.2 million and $9.9 million for second quarter and the first six months of 1997 compared with $4.3 million and $8.7 million for the same periods in 1996. The Company sold $1.1 billion of loans during the first six months of both 1997 and 1996.

     Gains on the sale of other assets were $1.6 million and $1.8 million for the quarter and six months ending June 30, 1997 compared with losses of $3.7 million and $2.9 million for the same periods in 1996. Securities transaction gains totaled $1.6 million for the quarter and $2.0 million for the six months ended June 30, 1997. The year-to-date 1996 loss consisted primarily of $6.9 million of securities transaction losses arising from the Company's efforts to replace fixed-rate assets with adjustable-rate assets partially offset by a $4.1 million gain on the sale of Mutual Travel.

  OTHER EXPENSE. For the quarter ended June 30, 1997, operating expenses totaled $196.1 million, a 5% increase from $186.1 million in the second quarter of 1996. Operating expenses for the six months ending June 30, 1997 totaled $388.8 million compared with $367.1 million during the same period in 1996.

     Salaries and employee benefits were $88.7 million and $175.5 million for the quarter and six months ended June 30, 1997 compared with $84.3 million and $166.2 million for the comparable periods in 1996, due primarily to increases in staffing levels in commercial banking, consumer financial centers and loan administration. The staffing level of full-time equivalent employees was 9,077 at June 30, 1997 compared with 8,322 at December 31, 1996 and 7,970 at June 30, 1996.

     Occupancy and equipment expense increased 23% to $33.9 million and 21% to $66.7 million for the quarter and six months ended June 30, 1997 compared with $27.6 million and $55.3 million for the comparable periods in 1996, primarily as a result of expenses associated with new financial centers and the acquisition of United Western.

     Outside telecommunications and data processing services were $25.7 million and $50.7 million for the quarter and six months ended June 30, 1997 compared with $17.7 million and $29.9 million for the same periods in 1996. Most of the 1997 increases resulted from higher levels of customer support services and company usage.

     Regulatory assessments were $4.0 million and $8.1 million for the quarter and six months ended June 30, 1997, decreases of 68% and 67% from $12.7 million and $24.3 million for the comparable periods in 1996, due to a reduction in the assessment rate on the Company's deposits insured by the Savings Association Insurance Fund ("SAIF").

     Other operating expense for the quarter was $38.3 million, up 15% from $33.4 million in second quarter 1996. For the six months ended June 30, 1997, other operating expense increased 9% to $77.5 million compared with $71.0 million for the same period last year. Increases for both the quarter and first half of 1997 were due in part to other professional fees associated with reengineering projects and the acquisition of United Western.

     Amortization of goodwill and intangible assets was $6.7 million and $13.5 million for the quarter and six months ended June 30, 1997 compared with $7.0 million and $13.9 million from the same periods in 1996.

     Real estate owned ("REO") operations, inclusive of write-downs resulted in income of $1.1 million and $3.3 million for the quarter and six months ended June 30, 1997 compared with expense of $3.4 million and $6.6 million for the same periods last year. During 1997, the Company's REO portfolio yield on operations improved and substantial gains were recognized on sales of REO property.

OPERATING EFFICIENCY RATIO. The Company's operating efficiency ratio - other expense as a percentage of net interest income plus other income - was 49.0% for both the quarter and six months ended June 30, 1997 compared with 51.9% and 52.3% for the same periods in 1996. The effect of increases in other expenses during 1997 was offset by substantial increases in net interest income and other income during the quarter and six months ended June 30, 1997.

NONBANKING SUBSIDIARY OPERATIONS. Net income from subsidiary operations for the quarter and six months ended June 30, 1997 was $6.7 million and $12.3 million compared with $5.9 million and $11.9 million for the same periods in 1996. Most of the increase was at the insurance subsidiaries where results included a higher yield on interest-earning assets and increases in premiums on credit mortgage life insurance and policy surrender charges. Year-to-date earnings at the securities subsidiaries was negatively affected by increased direct selling costs. Results of operations for nonbanking subsidiaries were as follows:

                                                             Quarter Ended       Six Months Ended
                                                                June 30,             June 30,
                                                           ----------------------------------------
(dollars in thousands)                                        1997       1996        1997     1996
                                                           -------    -------    -------    -------
Insurance
  Net interest income                                      $ 6,129    $ 6,189    $12,328    $11,978
  Other income                                               3,257      1,875      5,034      3,752
  Other expenses                                             3,832      3,869      7,419      7,043
                                                           -------    -------    -------    -------
    Net income before income taxes                           5,554      4,195      9,943      8,687
  Income taxes                                               1,941      1,418      3,447      3,009
                                                           -------    -------    -------    -------
    Net income                                               3,613      2,777      6,496      5,678
Securities
  Net interest income                                           86        100        155        205
  Other income                                              13,290     12,991     25,570     25,496
  Other expenses                                             8,292      7,819     16,412     15,549
                                                           -------    -------    -------    -------
    Net income before income taxes                           5,084      5,272      9,313     10,152
  Income taxes                                               1,953      2,197      3,556      3,938
                                                           -------    -------    -------    -------
    Net income                                               3,131      3,075      5,757      6,214
                                                           -------    -------    -------    -------
   Net income from nonbanking subsidiaries                 $ 6,744    $ 5,852    $12,253    $11,892
                                                           =======    =======    =======    =======

                               FINANCIAL POSITION

ASSETS. At June 30, 1997, due to the record lending activity during the period, the Company's assets were $48.8 billion up 9% from $44.6 billion at year-end 1996.

INVESTMENT ACTIVITIES. Washington Mutual's investment portfolio at June 30, 1997 was $14.2 billion, a 19% increase from the year-end 1996 balance of $12.0 billion. The Company's mortgage-backed securities ("MBS") were $12.5 billion or 88% of the total investment portfolio at quarter end while other investment securities totaled $1.7 billion.

     MBS that the Company securitized from its own single-family residential loan origination activity totaled $8.1 billion at June 30, 1997 while the remaining $4.4 billion was purchased in the secondary market. During the six months ended June 30, 1997, Washington Mutual securitized and retained $2.7 billion of loans and purchased $119.8 million of MBS. Amortization of outstanding MBS principal during the first half of 1997 totaled $621.5 million.

LOAN ORIGINATIONS. For the first half of 1997, total lending increased 22% to $8.0 billion compared with $6.6 billion for the same period a year earlier. The Company's growing franchise and aggressive marketing strategy together with strong regional economies in its primary markets helped generate increases in lending volumes in all loan categories. Loans originated were as follows:

                                              Quarter Ended June 30        Six Months Ended June 30
                                           ---------------------------------------------------------
(dollars in thousands)                        1997            1996             1997          1996
                                           ----------      ----------       ----------    ----------
Single-family residential ("SFR")
  Adjustable rate ("ARMs")                 $2,497,188      $1,728,374       $4,057,438    $2,643,612
  Fixed rate                                  839,600         843,427        1,653,431     2,151,900
                                           ----------      ----------       ----------    ----------
                                            3,336,788       2,571,801        5,710,869     4,795,512
SFR custom construction                       238,371         206,496          406,713       331,109
SFR builder construction                      150,701         150,635          307,485       275,720
Multifamily residential                       160,217         117,650          299,944       247,777
Nonresidential real estate                    119,824          85,144          196,045       128,956
Consumer                                      470,413         380,960          837,601       651,140
Commercial business                           123,448         129,282          271,852       166,217
                                           ----------      ----------       ----------    ----------
                                           $4,599,762      $3,641,968       $8,030,509    $6,596,431
                                           ==========      ==========       ==========    ==========

     The Company remained the leading residential first-mortgage lender in Washington and Oregon and second in California. For the first six months of 1997, originations of residential loans to purchase homes were $3.6 billion compared with $2.5 billion a year ago, while home loan refinancings were $2.1 billion compared with $2.3 billion in the first half of 1996. ARM loan originations for the six months ended June 30, 1997 were 71% of total residential first-mortgage originations. The Company continues to sell the majority of its fixed-rate residential loan production.

DEPOSITS. Total deposits decreased to $24.0 billion at June 30, 1997 from $24.1 billion at December 31, 1996. Retail money market and checking accounts - both of which have the benefit of lower interest costs - increased $378.9 million partially offsetting a $521.9 million decline in retail time deposits. The increase in retail money market and checking accounts was primarily the result of the acquisition of United Western, which added $299.9 million in total deposits. Retail time deposits declined in part because the Company chose not to aggressively price to maintain the 1996 year-end level. While the vast majority of its deposits are retail in nature, the Company does engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the most economic funding sources.

BORROWINGS. Washington Mutual's borrowings are primarily securities sold under agreements to repurchase, federal funds purchased and advances from the Federal Home Loan Banks ("FHLB") of Seattle and San Francisco. These three borrowing sources totaled $8.0 billion, $2.2 billion and $9.9 billion at June 30, 1997, compared with $7.8 billion, $1.1 billion and $7.2 billion at year-end 1996, respectively. The exact mix at any given time is dependent upon the market pricing of the various borrowing sources. Specifically, due to relative pricing advantages, the Company primarily used FHLB advances to fund its balance sheet growth during the quarter ended June 30, 1997.

     In June 1997, the Company's trust subsidiary, Washington Mutual Capital I (the "Trust") issued $400.0 million of 8 3/8% Subordinated Capital Income Securities ("Capital Securities"). Subsequently, the Trust used the proceeds of the Capital Securities to purchase 8 3/8% Junior Subordinated Debentures ("Junior Debentures") from the Company. The Company expects to use the proceeds from the sale of the Junior Debentures for general corporate purposes including repayment of indebtedness, investments in subsidiaries and the financing of possible acquisitions.

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

     The Company's assets and liabilities that mature or reprice within one year were as follows:


(dollars in millions)                                            June 30, 1997          Dec. 31,1996
                                                                 -------------          ------------
Interest-sensitive assets                                           $ 33,919              $ 30,613
Derivative instruments                                                 2,187                 2,749
Interest-sensitive liabilities                                       (37,020)              (34,985)
                                                                    --------              --------
Net liability sensitivity                                           $   (914)             $ (1,623)
                                                                    ========              ========
One-year gap                                                            (1.9)%                (3.6)%

                                  ASSET QUALITY

     Nonperforming assets decreased 9% to $302.8 million at June 30, 1997 compared with $329.5 million at December 31, 1996. Nonperforming assets by type consisted of the following:

(dollars in thousands)                                         June 30, 1997      Dec. 31, 1996
                                                               -------------      -------------
Nonperforming loans and REO by collateral type:
     Residential real estate                                        $230,395           $253,339
     Custom construction                                               6,205              2,511
     Builder construction                                              6,332              8,388
     Apartment buildings                                              19,961             22,220
     Other commercial real estate                                     22,046             25,016
     Consumer and manufactured housing                                22,719             24,125
     Commercial business                                               1,247              1,068
     Reserve for REO losses                                           (6,078)            (7,144)
                                                                    --------           --------
     Total nonperforming assets                                     $302,827           $329,523
                                                                    ========           ========
Nonperforming assets as a percentage of total assets                    0.62%              0.74%

     The primary reason for the reduction in nonperforming assets was a change during the second quarter of 1997 in the classification measure to conform the Company's reporting with other financial services companies.

     As required by Statement of Financial Accounting Standards No. 114, the Company evaluates all builder construction, commercial real estate and commercial business loans for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 1997, loans totaling $272.1 million were impaired compared with $317.3 million at year-end 1996.
Most of the decline was due to loans either transferring to REO or being paid-off. Impaired loans totaling $210.1 million had specific and allocated reserves of $41.5 million. Impaired loans consisted of the following:

(dollars in thousands)                                          June 30,1997      Dec. 31, 1996
                                                                ------------      -------------
Nonaccrual loans included in nonperforming assets above           $  16,507        $  22,749
Other impaired loans                                                255,585          294,569
                                                                  ---------        ---------
Total impaired loans                                               $272,092         $317,318
                                                                   ========         ========

     The average balance of impaired loans during the first six months of 1996 was $283.7 million and the Company recognized $10.2 million of related interest income. Interest income is normally recognized on an accrual basis. If the impaired loan is nonperforming, interest income is recorded only on the receipt of cash.

PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN AND REO LOSSES. The provision for loan losses for the quarter and six months ending June 30, 1997 was $16.0 million and $31.6 million compared with $20.1 million and $41.0 million for the same periods in 1996. The reserve for loan losses increased slightly to $366.3 million at June 30,

1997 from $363.4 million at December 31, 1996, and continued to reflect the Company's high level of asset quality. Reserves charged off, net of recoveries, totaled $37.0 million for the first six months of 1997 compared with $42.0 million for the same period in 1996. At June 30, 1997, the reserve for loan losses represented 1.10% of outstanding loans and 171% of nonperforming assets, less REO loans, compared with 1.20% and 161% six months earlier.

     Changes in the reserve for loan losses were as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                    ---------------------      ---------------------
(dollars in thousands)                                                1997         1996          1997         1996
                                                                    --------     --------      --------     --------
Balance, beginning of period                                        $367,215     $232,841      $363,442     $235,276
Provision for loan losses                                             16,026       20,115        31,559       41,004
Reserves acquired through business combinations                            -            -         8,261            -
Reserves charged-off:
  Residential                                                        (10,585)     (14,292)      (25,490)     (27,188)
  Residential construction                                                 -            -             -          (14)
  Commercial real estate                                              (4,633)      (4,072)       (7,503)     (14,512)
  Manufactured housing, second mortgage and other consumer            (2,790)      (1,811)       (5,306)      (3,551)
  Commercial business                                                    (45)        (250)          (61)        (253)
                                                                    --------     --------      --------     --------
                                                                     (18,053)     (20,425)      (38,360)     (45,518)
Reserves recovered:
  Residential                                                             53        1,105            70        1,994
  Residential construction                                                69            -            69            -
  Commercial real estate                                                 400          429           406        1,092
  Manufactured housing, second mortgage and other consumer               503          179           719          371
  Commercial business                                                     38           14            85           39
                                                                    --------     --------      --------     --------
                                                                       1,063        1,727         1,349        3,496
                                                                    --------     --------      --------     --------
Balance, end of period                                              $366,251     $234,258      $366,251     $234,258
                                                                    ========     ========      ========     ========
Annualized ratio of net charge-offs during the period to
  average loans outstanding during the period                           0.21%        0.30%         0.24%       0.33%

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then designated as either specific or allocated to reflect the loss exposure. The June 30, 1997 analysis of commercial real estate, builder construction and commercial loans resulted in specific and allocated reserves totaling $72.0 million. At December 31, 1996, the Company had specific and allocated reserves of $78.3 million. The remaining reserve of $294.3 million at June 30, 1997 was unallocated and available for potential losses from any of the Company's loans. An analysis of the reserve for loan losses was as follows:

    (dollars in thousands)                                   June 30, 1997        Dec. 31, 1996
                                                             -------------        -------------
    Specific and allocated reserves:
      Commercial real estate                                      $  66,763          $  77,054
      Builder construction                                            1,899                 --
      Commercial business                                             3,352              1,285
                                                                  ---------          ---------
                                                                     72,014             78,339
    Unallocated reserves                                            294,237            285,103
                                                                  ---------          ---------
                                                                   $366,251           $363,442
                                                                   ========           ========
    Total reserve for loan losses as a percentage of:
       Nonperforming assets                                            121%               110%
       Nonperforming assets, less REO                                  171                161

     A reserve for REO losses is maintained for any subsequent decline in the value of foreclosed property. The reserve for REO losses was $6.1 million at June 30, 1997, compared with $7.1 million at December 31, 1996. The level is based upon a routine review of the REO portfolio and the strength of national and local economies.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

LIQUIDITY. Washington Mutual monitors its ability to meet short-term cash requirements under both normal (operating) and extreme (contingent) circumstances using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The contingent liquidity ratio measures the ability to raise cash by liquidating assets in the event of a very adverse business environment. At June 30, 1997, the Company had substantial liquidity compared with its established guidelines.

     The Company also computes ratios promulgated by the Federal Deposit Insurance Corporation ("FDIC") to monitor the liquidity position of Washington Mutual Bank ("WMB"), a subsidiary of the Company. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at June 30, 1997, was within the established FDIC guidelines.

     Regulations promulgated by the Office of Thrift Supervision ("OTS") require that American Savings Bank ("ASB") and Washington Mutual Bank fsb ("WMBfsb") maintain for each calendar month an average daily balance of liquid assets at least equal to 5.00% of the prior month's average daily balance of net withdrawable deposits plus borrowings due within one year. For each month during the first half of 1997, the liquidity ratio for ASB and for WMBfsb was above 5.00%.

     To meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities. At June 30, 1997, the Company's banking subsidiaries were able to borrow an additional $13.9 billion through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to pay dividends to the Company is influenced by legal, regulatory and economic restrictions.

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

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the first half of 1997 of $232.8 million, $50.0 million of noncash items and $102.6 million of other net cash outflows from operating activities. During the six months ended June 30, 1997, cash flows from investing activities included sales and principal payments on available-for-sale securities, principal payments on held-to-maturity securities and loans held for investment totaling $2.9 billion. New loans originated and purchased for investment required $7.0 billion and $213.9 million was used for the purchase of available-for-sale securities. Cash flows from financing activities consisted of the net change in deposit accounts and short-term borrowings, the proceeds and repayments from both securities sold under long-term agreements to repurchase and FHLB advances, and also the repayment of long-term debt. During the six months ended June 30, 1997, the above mentioned financing activities increased cash and cash equivalents by $3.9 billion on a net basis. Cash and cash equivalents were $615.9 million at June 30, 1997. (See "Consolidated Statements of Cash Flows".)

CAPITAL REQUIREMENTS. At June 30, 1997, Washington Mutual's banking subsidiaries exceeded all current regulatory capital requirements and were classified as well capitalized institutions, the highest regulatory standard. The regulatory capital ratios of WMB, ASB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                           June 30, 1997                         Well
                                 ---------------------------------------      Capitalized
                                     WMB            ASB          WMBfsb         Minimum
                                 ---------------------------------------      -----------
  Capital ratios:
      Leverage                     5.62%          5.29%          6.16%              5.00%
      Tier 1 risk-based           10.14           8.98           9.61               6.00
      Total risk-based            10.96          10.89          10.69              10.00

     In addition, ASB and WMBfsb are required by the OTS to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. Both ASB and WMBfsb satisfied this requirement at June 30, 1997.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY-HOLDERS

ANNUAL MEETING OF SHAREHOLDERS

     On April 15, 1997, the Company held its Annual Meeting of Shareholders at which shareholders voted on the election of directors, approval of the 1997 Amended and Restated Restricted Stock Plan, and the ratification of the appointment of independent auditors.

Election of Directors. The following table presents the results of the election of directors at the Company's Annual Meeting of Shareholders:

  NOMINEE                  FOR              FOR %        WITHHELD       WITHHELD %
  -------------------      -----------      ------      -----------     ----------
  David Bonderman          104,528,341       99.7%          340,901        0.3%
  Douglas P. Beighle       102,632,881       97.9         2,236,361        2.1
  Michael K. Murphy        102,640,135       97.9         2,229,107        2.1
  Kerry K. Killinger       104,536,240       99.7           333,002        0.3
  J. Taylor Crandall       104,554,484       99.7           314,758        0.3

     The term of office for directors Roger H. Eigsti, John W. Ellis, Daniel J. Evans, Anne V. Farrell, William P. Gerberding, Samuel B. McKinney, William G. Reed, Jr. and James H. Stever also continued after the meeting. Effective July 1, 1997, the Board of Directors of the Company increased its size and Stephen E. Frank, Enrique Hernandez, Jr. and Willis B. Wood, Jr., each of whom had until that date served as a director of GWFC, were added to the Company's Board of Directors. Each will serve until the next regular shareholders' meeting.

Approval of the 1997 Amended and Restated Restricted Stock Plan. The Board of Directors adopted the 1997 Amended and Restated Stock Plan (the "Plan") subject to shareholder approval. Pursuant to the Plan, employees, consultants, advisors of the Company and its consolidated subsidiaries and members of the Company's Board of Directors may be awarded shares of restricted stock at the discretion of a committee comprised of two or more non-employee members of the Board of Directors. The Plan was approved by shareholders with 89,325,175 votes cast for and 13,821,884 cast against the Plan with 613,244 abstentions and 1,108,939 broker nonvotes.

Ratification of Appointment of Independent Auditors. Shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for 1997 with 104,315,157 votes cast for and 147,296 cast against ratification with 406,788 abstentions.

SPECIAL MEETING OF SHAREHOLDERS

     On June 13, 1997, at a Special Meeting of Shareholders, shareholders approved the issuance of shares of common stock pursuant to the Agreement and Plan of Merger dated as of March 5, 1997, by and among the Company, New American Capital, Inc. and GWFC with 103,287,775 common share votes cast for and 257,601 votes cast against the issuance with 4,452,474 abstentions.

     The Special Meeting was reconvened on July 8, 1997, at which time the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 350,000,000 to 800,000,000. Common shareholders cast 105,631,128 votes for and 1,089,785 votes against the amendment with 4,496,664 abstentions. An aggregate of 108,289,484 common and preferred shares voted for and 1,201,917 shares voted against the amendment with 4,615,888 abstentions.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         11.1     Statement re computation of per share earnings

         27.1     Financial Data Schedule

     (b) During the quarter, the Company filed the following Current Reports on Form 8-K:

         1.        Related to press release dated March 31, 1997, dated April 1,
                   1997

         2. Related to fact sheet for analysts and shareholders, dated April 2, 1997

         3. Related to materials to be used in investment community presentations, dated April 3, 1997

         4. Related to materials to be used in investment community presentations, dated April 10, 1997

         5.        Related to press release dated April 9, 1997, dated April 10,
                   1997

         6.        Related to press release dated April 10, 1997, dated April
                   10, 1997

         7.        Related to earnings release, dated April 15, 1997

         8. Related to presentation to investment analysts on April 28, 1997, dated April 28, 1997

         9. Related to video presentation to investment analysts and shareholders, dated April 30, 1997

         10. Related to estimated future operating results for 1997, 1998 and 1999 for the Company and GWFC, dated April 30, 1997 as amended by Form 8-K/A dated May 6, 1997

         11. Related to slide presentation to investment analysts, dated May 2, 1997

         12. Related to slide presentation to investment analysts, dated May 5, 1997

         13.       Related to press release dated May 6, 1997, dated May 6, 1997

         14. Related to slide presentation to investment analysts, dated May 8, 1997

         15. Related to slide presentation to investment analysts, dated May 14, 1997

         16. Related to press release dated May 13, 1997, dated May 14, 1997 as amended by Form 8-K/A dated May 15, 1997

         17.       Related to press release dated May 14, 1997, dated May 14,
                   1997

         18. Related to pro forma combined financial information giving effect to the merger of the Company and GWFC, dated May 20, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1997.


                                   Washington Mutual, Inc.


                                   /s/ William A. Longbrake
                                   ---------------------------------------------
                                   William A. Longbrake
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Chief Financial Officer)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                       Quarter Ended           Six Months Ended
                                                                         June 30,                  June 30,
                                                                    -----------------------------------------------
(dollars in thousands, except for per share amounts)                  1997       1996           1997        1996
                                                                    --------   --------     ----------   ----------
                                                                                      (Unaudited)
Interest income
  Loans                                                             $638,904   $515,163     $1,258,400   $1,011,892
  Available-for-sale securities                                      152,726    204,891        306,970      416,014
  Held-to-maturity securities                                         79,830     55,648        132,429      111,577
  Cash equivalents                                                     1,271        567          1,665        1,408
                                                                    --------   --------     ----------   ----------
    Total interest income                                            872,731    776,269      1,699,464    1,540,891
Interest expense
  Deposits                                                           259,157    263,681        516,869      537,731
  Borrowings                                                         291,229    212,827        543,297      416,397
                                                                    --------   --------     ----------   ----------
    Total interest expense                                           550,386    476,508      1,060,166      954,128
                                                                    --------   --------     ----------   ----------
      Net interest income                                            322,345    299,761        639,298      586,763
  Provision for loan losses                                           16,026     20,116         31,552       41,005
                                                                    --------   --------     ----------   ----------
      Net interest income after provision for loan losses            306,319    279,645        607,746      545,758

Other income
  Depositor fees                                                      33,644     24,792         62,284       47,290
  Securities and insurance commissions                                10,822     11,190         20,254       21,289
  Loan servicing fees                                                 12,378      9,568         26,658       18,045
  Other service fees                                                   3,641      2,597          7,021        5,581
  Other operating income                                              12,037      9,819         25,726       17,585
  Gain on sale of loans                                                4,216      4,339          9,941        8,719
  Gain (loss) on sale of other assets                                  1,551     (3,681)         1,794       (2,875)
                                                                    --------   --------     ----------   ----------
    Total other income                                                78,289     58,624        153,678      115,634
Other expense
  Salaries and employee benefits                                      88,696     84,340        175,515      166,175
  Occupancy and equipment                                             33,856     27,577         66,720       55,252
  Outside telecommunications and data processing services             25,747     17,733         50,696       29,919
  Regulatory assessments                                               4,036     12,693          8,102       24,265
  Other operating expense                                             38,262     33,389         77,524       71,013
  Amortization of goodwill and other intangible assets                 6,707      6,962         13,495       13,930
  Real estate owned ("REO") operations,
    inclusive of write-downs                                          (1,166)     3,357         (3,282)       6,591
                                                                    --------   --------     ----------   ----------
    Total other expense                                              196,138    186,051        388,770      367,145
                                                                    --------   --------     ----------   ----------
     Income before income taxes and minority interest                188,470    152,218        372,654      294,247
Income taxes                                                          69,705     49,151        139,817       98,846
                                                                    --------   --------     ----------   ----------
     Income before minority interest                                 118,765    103,067        232,837      195,401
Minority interest in earnings of consolidated subsidiaries                 -     (3,450)             -       (6,977)
                                                                    --------   --------     ----------   ----------
Net income                                                          $118,765    $99,617       $232,837     $188,424
                                                                    ========    =======       ========     ========
Net income attributable to common stock                             $116,260    $95,012       $227,827     $179,214
                                                                    ========    =======       ========     ========
Net income per common share:
  Primary                                                              $0.96      $0.85          $1.89        $1.60
  Fully diluted                                                         0.96       0.83           1.88         1.56

Dividends declared per common share                                     0.26       0.22           0.51         0.43



See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                          June 30,        Dec. 31,
(dollars in thousands)                                                                      1997            1996
                                                                                         -----------     -----------
                                                                                                (Unaudited)
ASSETS
  Cash and cash equivalents                                                              $   615,897     $   831,063
  Trading account securities                                                                   1,170           1,647
  Available-for-sale securities, amortized cost $9,298,904 and $9,050,960                  9,345,701       9,111,274
  Held-to-maturity securities, fair value $4,846,443 and $2,922,552                        4,880,293       2,860,347
  Loans                                                                                   32,055,648      30,103,386
  Loans held for sale                                                                        278,743         227,390
  REO                                                                                         88,443         103,111
  Bank premises and equipment                                                                510,667         482,391
  Intangible assets arising from acquisitions                                                123,688         133,509
  Other assets                                                                               862,903         697,807
                                                                                         -----------     -----------
      Total assets                                                                       $48,763,153     $44,551,925
                                                                                         ===========     ===========
LIABILITIES
  Deposits:
    Checking accounts                                                                      3,171,823      $2,979,962
    Savings and money market accounts                                                      7,091,428       6,842,061
    Time certificates                                                                     13,719,792      14,258,118
                                                                                         -----------     -----------
        Total deposits                                                                    23,983,043      24,080,141
  Annuities                                                                                  888,454         878,057
  Federal funds purchased                                                                  2,151,000       1,052,000
  Securities sold under agreements to repurchase                                           8,011,956       7,835,453
  Advances from the Federal Home Loan Bank of Seattle                                      9,939,527       7,241,492
  Guaranteed preferred beneficial interest in Company subordinated notes                     400,000               -
  Other borrowings                                                                           314,136         676,986
  Other liabilities                                                                          518,727         389,908
                                                                                         -----------     -----------
      Total liabilities                                                                   46,206,843      42,154,037

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares authorized -
       4,722,500 and 4,722,500 shares issued and outstanding; redemption value               118,063         118,063
  Common stock, no par value: 350,000,000 shares authorized -
      126,357,466 and 126,142,285 shares issues and outstanding                                   --              --
  Capital surplus                                                                            843,044         834,684
  Valuation reserve for available-for-sale securities                                         28,040          41,666
  Retained earnings                                                                        1,567,163       1,403,475
                                                                                         -----------     -----------
      Total stockholders' equity                                                           2,556,310       2,397,888
                                                                                         -----------     -----------
      Total liabilities and stockholders' equity                                         $48,763,153     $44,551,925
                                                                                         ===========     ===========


See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Number of Shares              Preferred
                                    ------------------                  Stock               Valuation          Total
                                    Preferred   Common    Capital  Redemption   Retained   Reserve for  Stockholders'
(in thousands)                         Stock     Stock    Surplus       Value   Earnings   Securities        Equity
                                    ---------  -------    -------- ----------- ----------  -----------   ------------
                                                                       (Unaudited)
Balance at March 31, 1997              4,723   126,248    $839,171    $118,063 $1,483,698     $(12,935)  $2,427,997
Net income                                --        --          --          --    118,765           --      118,765
Cash dividends on common stock            --        --          --          --    (32,834)          --      (32,834)
Cash dividends on preferred stock         --        --          --          --     (2,504)          --       (2,504)
Common stock issued through stock
  options and employee stock plans        --       109       3,873          --         --           --        3,873
Miscellaneous stock transactions          --        --          --          --         38           --           38
Adjustment in valuation reserve
  for available-for-sale securities       --        --          --          --         --       40,975       40,975
                                       -----   -------    --------    -------- ----------     --------   ----------
Balance at June 30, 1997               4,723   126,357    $843,044    $118,063 $1,567,163      $28,040   $2,556,310
                                       =====   =======    ========    ======== ==========      =======   ==========

Balance at March 31, 1996              6,123   119,890    $666,305    $258,063 $1,501,660    $ 107,062   $2,533,090
Net income                                --        --          --          --     99,617           --       99,617
Cash dividends on common stock            --        --          --          --    (75,877)          --      (75,877)
Cash dividends on preferred stock         --        --          --          --     (4,605)          --       (4,605)
Common stock issued through stock
  options and employee stock plans        --        80       1,974          --         --           --        1,974
Conversion of preferred stock             (1)       --         (10)         --         --           --          (10)
Adjustment in valuation reserve
  for available-for-sale securities       --        --          --          --         --     (129,740)    (129,740)
                                       -----   -------    --------    -------- ----------     --------   ----------
Balance at June 30, 1996               6,122   119,970    $668,269    $258,063 $1,520,795    $ (22,678)  $2,424,449
                                       =====   =======    ========    ======== ==========      =======   ==========

Balance at December 31, 1996           4,723   126,142    $834,684    $118,063 $1,403,475      $41,666   $2,397,888
Net income                                --        --          --          --    232,837           --      232,837
Cash dividends on common stock            --        --          --          --    (64,249)          --      (64,249)
Cash dividends on preferred stock         --        --          --          --     (5,008)          --       (5,008)
Common stock issued through stock
  options and employee stock plans        --       215       8,360          --         --           --        8,360
Miscellaneous stock transactions          --        --          --          --        108           --          108
Adjustment in valuation reserve
  for available-for-sale securities       --        --          --          --         --      (13,626)     (13,626)
                                       -----   -------    --------    -------- ----------     --------   ----------
Balance at June 30, 1997               4,723   126,357    $843,044    $118,063 $1,567,163      $28,040   $2,556,310
                                       =====   =======    ========    ======== ==========      =======   ==========

Balance at December 31, 1995           6,123   119,688    $662,343    $258,063 $1,432,583     $188,715   $2,541,704
Net income                                --        --          --          --    188,424           --      188,424
Cash dividends on common stock            --        --          --          --    (91,002)          --      (91,002)
Cash dividends on preferred stock         --        --          --          --     (9,210)          --       (9,210)
Common stock issued through stock
  options and employee stock plans        --       282       5,936          --         --           --        5,936
Conversion of preferred stock             (1)       --         (10)         --         --           --          (10)
Adjustment in valuation reserve
  for available-for-sale securities       --        --          --          --         --     (211,393)    (211,393)
                                       -----   -------    --------    -------- ----------     --------   ----------
Balance at June 30, 1996               6,122   119,970    $668,269    $258,063 $1,520,795     ($22,678)  $2,424,449
                                       =====   =======    ========    ======== ==========     ========   ==========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Quarter Ended                  Six Months Ended
                                                                      June 30,                         June 30,
                                                           --------------------------------------------------------------
(dollars in thousands)                                         1997              1996             1997           1996
                                                           ------------      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (Unaudited)

Net income                                                 $    118,765      $     99,617    $    232,837    $    188,424
Adjustments to reconcile net income to net cash
provided by operating activities:
       Provision for loan losses                                 16,026            20,116          31,552          41,005
       (Gain) on sale of  loans                                  (4,216)           (4,339)         (9,941)         (8,719)
       (Gain) loss on sale of other assets                       (1,551)            3,681          (1,794)          2,875
       Depreciation and amortization                             17,993            16,180          31,808          38,034
       FHLB stock dividend                                       (6,228)           (7,351)        (13,407)        (14,169)
       Decrease (increase) in trading account securities          1,634            (1,273)            477          (3,477)
       Origination of loans, held for sale                     (574,808)         (280,677)     (1,067,411)       (650,227)
       Sale of loans, held for sale                             508,571           269,975       1,016,058         561,428
       (Increase) in other assets                               (47,676)          (28,551)       (168,770)         (7,074)
       (Decrease) increase in other liabilities                 (15,714)          206,284         137,530         260,177
                                                           ------------      ------------    ------------    ------------
           Net cash provided by operating activities             12,796           293,662         188,939         408,277

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                      (77,438)         (730,203)       (213,857)     (1,321,518)
Maturities and principal payments on
  available-for-sale securities                                 224,706           433,978         498,668         907,885
Sales of available-for-sale securities                            7,698           949,232          39,846       2,068,705
Purchases of held-to-maturity securities                        (16,387)         (870,282)        (19,773)       (888,563)
Maturities, calls and principal payments on
  held-to-maturity securities                                    64,660           945,210         121,041       1,029,098
Sales of loans                                                    3,094           429,338          74,936         533,244
Principal payments on loans                                   1,034,268         1,225,501       2,163,699       2,259,734
Origination and purchases of loans                           (3,732,553)       (3,400,279)     (6,978,611)     (6,176,451)
Sales of REO                                                     49,648            42,502          99,919          72,666
Other REO operations                                             (4,397)           14,689          (6,583)         18,101
Proceeds from sales of premises and equipment                       717               196           4,486             960
Purchases of premises and equipment                             (27,484)          (12,349)        (51,074)        (26,606)
                                                           ------------      ------------    ------------    ------------
       Net cash (used) by investing activities               (2,473,468)         (972,467)     (4,267,303)     (1,522,745)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits                                         (315,450)         (360,436)        (97,098)       (594,542)
Increase in annuities                                            10,613             6,410          10,397          10,846
Increase in federal funds and commercial paper purchased        921,000            92,580       1,099,000         336,580
(Decrease) increase in securities sold under short-term
  agreements to repurchase                                   (1,484,264)         (770,470)     (2,678,917)        276,876
Proceeds from securities sold under long-term agreements
  to repurchase                                               2,598,000            20,000       3,954,254         574,081
Repayment of securities sold under long-term agreements
  to repurchase                                                (663,000)               --      (1,098,834)       (202,672)
Proceeds from FHLB advances                                   7,114,929         2,344,892      15,291,600       3,547,134
Payments for maturing and prepaid FHLB advances              (5,818,765)         (664,399)    (12,593,565)     (3,287,229)
Proceeds (repayments) of other borrowings                       212,290           (87,185)         37,150          11,760
Other capital transactions                                        3,911             1,964           8,468           5,926
Cash dividends paid                                             (35,338)          (80,482)        (69,257)       (100,212)
                                                           ------------      ------------    ------------    ------------
       Net cash provided by financing activities              2,543,926           502,874       3,863,198         578,548
                                                           ------------      ------------    ------------    ------------
       Increase (decrease) in cash and cash equivalents          83,254          (175,931)       (215,166)       (535,920)
       Cash and cash equivalents at beginning of period         532,643           623,844         831,063         983,833
                                                           ------------      ------------    ------------    ------------
       Cash and cash equivalents at end of period          $    615,897      $    447,913    $    615,897    $    447,913
                                                           ============      ============    ============    ============

              SUPPLEMENTAL DISCLOSURES RELATED TO THE CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                                    Quarter Ended             Six Months Ended
                                                                      June 30,                    June 30,
                                                               --------------------------------------------------
(dollars in thousands)                                            1997         1996         1997           1996
                                                               ----------     --------    ----------     --------
                                                                                  (Unaudited)
NONCASH INVESTING ACTIVITIES
Loans exchanged for mortgage-backed securities
  and held for investment                                      $2,621,590     $458,757    $2,702,031     $920,072
Real estate acquired through foreclosure                           47,890       59,012        98,387      117,307
Loans originated to facilitate the sale of foreclosed
  properties                                                        8,694       17,791        19,719       40,533
CASH PAID DURING THE PERIOD FOR
Interest on deposits                                              257,689      247,942       501,214      515,706
Interest on borrowings                                            267,774      191,579       508,429      399,759
Income taxes                                                       95,759       61,000        96,125       61,000

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ACCOUNTING ADJUSTMENTS

      The information included in the consolidated statements of financial position as of June 30, 1997 and December 31, 1996 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. ("Washington Mutual" or the "Company") for the quarter and six months ended June 30, 1997 and 1996 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period presented.

2.    EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The Company does not anticipate the adoption of SFAS No. 128 to have a material impact on its results of operations on a per share basis.

3.   CAPITAL STRUCTURE

    In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standards for disclosing information about an entities capital structure. Effective for periods ending after December 31, 1997, the Company does not anticipate the adoption of SFAS No. 129 to have a material impact on its financial position or results of operations.

4.   COMPREHENSIVE INCOME

    In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for periods beginning after December 15, 1997 and requires disclosure of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company does not anticipate the adoption of SFAS No. 130 to have a material impact on its financial position or results of operations.

5.   SEGMENT DISCLOSURES

    In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires disclosure of results of operations and other key information, such as products and services, geographic operations and major customers, by key operating segments. The Company does not anticipate the adoption of SFAS No. 131 to have a material impact on its financial position or results of operations.

                             Washington Mutual, Inc.

                                List of Exhibits

Exhibit                                                                                        Page
-------                                                                                        ----

11.1 Statement re computation of per share earnings..........................................

27.1 Financial Data Schedule.................................................................