Form 10-Q
period 1997-09-30
WASHINGTON MUTUAL INC
filed 1997-11-14
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25188

                             WASHINGTON MUTUAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  WASHINGTON                                  91-1653725
        -------------------------------                  ----------------------
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                   Identification Number)


    1201 THIRD AVENUE SEATTLE, WASHINGTON                        98101
   ----------------------------------------                   -----------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997:

                           COMMON STOCK - 257,331,238

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

        Consolidated financial statements of Washington Mutual, Inc. ("Washington Mutual" or the "Company") begin on page 13.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

o The Company recorded a net loss for third quarter 1997 of $127.0 million, compared with a net loss of $26.1 million during third quarter 1996. Fully diluted loss per share was 53 cents for third quarter 1997 compared with a loss of 15 cents for the third quarter 1996. For the nine months ended September 30, 1997, net income was $243.9 million or $0.90 per fully diluted share compared with $312.9 million or $1.20 per fully diluted share for the first nine months of 1996. For the quarter ended September 30, 1997, the Company's return on assets was negative 0.54% compared with negative 0.12% for the same period a year earlier. For the nine months ended September 30, 1997, the Company's return on assets was 0.36% compared with 0.48% for the same period in 1996.

        The third quarter 1997 loss was the result of after-tax transaction-related charges of $341.2 million as part of the Company's merger with Great Western Financial Corporation ("GWFC"). Included in these charges were $366.9 million of pretax transaction-related expenses and a pretax charge of $100.0 million resulting from the planned securitization and subsequent transfer to loans held for sale of $1.2 billion of higher-risk residential mortgage loans originated by Great Western Bank, a Federal Savings Bank ("GWB"). The third quarter 1996 loss resulted from a special one-time Savings Association Insurance Fund ("SAIF") assessment resulting in an after-tax charge of $200.0 million.

o On July 1, 1997, GWFC merged with and into a subsidiary of the Company, and all of the subsidiaries of GWFC, including its banking subsidiary, GWB, and its consumer finance subsidiary, Aristar, Inc. ("Aristar"), became subsidiaries of the Company. GWFC was a financial services company with more than 1,150 mortgage lending, retail banking and consumer finance offices nationwide. GWB conducted most of its retail banking business through a branch network concentrated in California and Florida. In addition, GWB had real estate lending operations in 27 states with business concentrated in California, Florida, Texas and Washington. Aristar operates in 23 states primarily in the Southeast and Southwest regions of the United States principally under the names Blazer Financial Services and City Finance Company. At June 30, 1997, GWFC had assets of $43.8 billion and deposits of $27.8 billion.

o On September 3, 1997, the Company and SAFECO Corporation ("SAFECO") of Seattle, Washington announced the formation of a strategic alliance to distribute SAFECO annuities through Washington Mutual's banking network. As part of the alliance, SAFECO will acquire the Company's insurance subsidiary, WM Life Insurance Co. ("WM Life"). At September 30, 1997, WM Life had assets of $1.1 billion. The Company expects the transaction to be completed during the fourth quarter of 1997 for an estimated after-tax gain of between $12.0 million and $15.0 million.

o On October 1, 1997, GWB was merged with and into American Savings Bank, F.A. ("American"). Simultaneously, the name of American was changed to Washington Mutual Bank, FA ("WMBFA").

                              RESULTS OF OPERATIONS

NET INTEREST INCOME. The Company's net interest income increased to $655.7 million for the quarter and $1.97 billion for the nine months ended September 30, 1997 from $636.4 million and $1.93 billion for the same periods in 1996. The increases in net interest income were primarily due to a 5% increase in average interest-earning assets during the first nine months of 1997 compared with the same period in 1996. Offsetting the Company's growth in average interest-earning assets were declines in the net interest margin. The Company's net interest margin was 2.98% for the quarter and 3.04% for the nine months ended September 30, 1997 compared with 3.09% and 3.12% for the same periods in 1996 (The net interest margin measures the Company's annualized net interest income as a percentage of average interest-earning assets.)

        The Company's combined yield on loans and investments was 7.73% for the quarter and 7.74% for the nine months ended September 30, 1997 compared with 7.71% and 7.77% for the same periods in 1996. Interest rates on deposits were 4.21% for the quarter ended September 30, 1997, up from 4.19% during third quarter 1996 primarily as a result of competitive pressures in California. For the nine months ended September 30, 1997, interest rates on deposits was 4.20%, down from 4.24% for the same period in 1996. However, the Company's combined cost of funds rose from the 1996 levels as a result of the Company's increased reliance on borrowings, which typically are more expensive than deposits. Average borrowings outstanding during the first nine months of 1997 were $31.9 billion, an increase of 21% from the same period in 1996 while average deposits for the same period decreased 2%. In addition, the cost of borrowings increased 4 basis points during both the quarter and nine months ended September 30, 1997. As a result, the Company's combined cost of funds was 4.88% for the quarter and 4.84% for the nine months ended September 30, 1997 compared with 4.76% and 4.77% for the same periods in 1996. The net interest spread was 2.85% for the quarter and 2.90% for the nine months ended September 30, 1997 compared with 2.95% and 3.00% for the same periods in 1996. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.) The net interest rate spread decreases in an increasing interest-rate environment as increases in COFI, to which most interest-earning assets are tied, lag behind deposit and borrowing rate increases.

OTHER INCOME. Other income was $111.1 million for the quarter and $487.5 million for the nine months ended September 30, 1997 compared with $152.0 million and $447.5 million for the same periods in 1996.

        Depositor fees were $92.4 million for the quarter and $267.4 million for the nine months ended September 30, 1997, increases of 29% and 31% from the same periods in 1996. The increases reflected expanded use of fee-based products, implementation of a more active fee collection policy, and charges related to an increase in retail checking accounts. The profitability of these accounts is tempered somewhat by the amount of deposit account-related losses (included with other expenses) incurred by the Company related to the increased number of checking accounts. Management closely monitors the amount of such losses.

        Securities and insurance commissions were $45.6 million for the quarter and $136.6 million for the nine months ended September 30, 1997 compared with $43.1 million and $130.4 million for the same periods a year ago. The increase was due in part to increased sales volumes resulting from the addition of non-proprietary annuities and mutual funds in 1996.

        Loan servicing fees were $22.1 million for the quarter and $65.2 million for the nine months ended September 30, 1997 compared with $23.3 million and $64.1 million for the same periods in 1996. Loans serviced for others increased to $34.0 billion at September 30, 1997 from $31.4 billion one year earlier due to additions to the servicing portfolio throughout 1996 and the first nine months of 1997.

        Other operating income increased to $41.2 million for the quarter and $97.5 million for the nine months ended September 30, 1997 from $22.6 million and $62.5 million during the same periods in 1996. Included in other operating income during the first nine months of 1997 was income generated as a result of the purchase of United Western Financial Group ("United Western") in January 1997, $6.0 million interest on a tax refund recorded during the third quarter of 1997 and several one-time adjustments, as well as an increase in general business activity.

        Gains on the sale of loans were $11.0 million for the quarter and $24.5 million for the first nine months of 1997 compared with $423,000 and $14.4 million for the same periods in 1996. During third quarter 1996, the Company recorded a provision for loans sold with recourse of $8.7 million. The Company sold approximately $3.3 billion of primarily fixed-rate mortgage loans during the first nine months of 1997 compared with sales of $2.7 billion in 1996.

        In September 1997, the Company recorded a $100.0 million loss related to the planned securitization of approximately $1.2 billion of higher-risk residential mortgage loans originated by GWB. This securitization was completed early in the fourth quarter of 1997. See "Financial Position -- Investment Activities."

        Sales of assets generated a net gain of $6.5 million during the quarter ended September 30, 1997 compared with a net loss of $202,000 for the same period in 1996. The net gain reported during the quarter ended September 30, 1997 included net gains on the sale of investment securities and a $1.4 million gain on the sale of corporate property. For the nine months ended September 30,1997, the Company's net gain of $16.5 million included net gains on sales of investment securities of $4.4 million and $8.3 million on sales of property and equipment compared with a net loss of $3.7 million in the same period of 1996. The 1996 loss included $6.9 million of securities transaction losses arising from the Company's efforts to replace fixed-rate assets with adjustable-rate assets at WMB, partially offset by a $4.1 million gain on the sale of Mutual Travel, Inc.

        Write-downs on loans underlying mortgage-backed securities with full or limited recourse were $7.7 million and $20.2 million for the quarter and nine months ended September 30, 1997 compared with write-downs of $8.8 million and $23.9 million for the same periods in 1996.

OTHER EXPENSE. Other expense was $826.0 million for the quarter and $1.8 billion for the nine months ended September 30, 1997 compared with $769.4 million and $1.7 billion during the same periods in 1996.

        Salaries and employee benefits were $204.3 million for the quarter and $615.9 million for the nine months ended September 30, 1997 compared with $201.4 million and $622.9 million for the comparable periods in 1996. The year-to-date decrease reflected GWB's efforts to reengineer their mortgage business and other efficiency initiatives. The staffing level of full-time equivalent employees was 20,302 at September 30, 1997 compared with 20,564 at September 30, 1996.

        Telecommunications and outsourced information services were $40.1 million for the quarter and $126.2 million for the nine months ended September 30, 1997 compared with $39.5 million and $110.0 million for the same periods in 1996. Most of the 1997 increases resulted from higher levels of customer support services and company usage.

        Regulatory assessments were $8.8 million for the quarter and $26.0 million for the nine months ended September 30, 1997, decreases of 69% from the same periods in 1996, due to a reduction in the SAIF assessment rate.

Transaction-related expense. The Company recorded transaction-related charges of $366.9 million during the quarter and $424.9 million for the nine months ended September 30, 1997 as a result of the GWFC merger. The majority of the charges were for severance and related payments, facilities and equipment impairment, and various investment banking, legal and contract exit fees.

        The transaction-related charges for the nine months ended September 30, 1997 included severance and related charges of $132.9 million. As of September 30, 1997, 139 employee separations had occurred and the related severance charge of $31.7 million had been paid. Employee separations related to the merger are planned to be completed by the end of 1998. In addition, the Company anticipates that additional staff reductions will result from normal attrition.

        Offices used by the Company on GWB's Chatsworth campus are being consolidated in order to make more efficient use of the building space. As a result of this consolidation, the Company anticipates that approximately 475,000 square feet, located predominantly in five buildings, will become available to sublet to third party tenants. Approximately 50% of the modular furniture in the affected building space is expected not to be redeployable and will be written off. It is expected that the space will be available for subleasing by June 1998. In addition, the Company has identified 85 retail branches which will be closed and will have their operations consolidated with neighboring branches. The Company anticipates that there will be additional closures and consolidations in 1998 and 1999. The aggregate transaction-related charge for the consolidation of the Chatsworth campus and the announced retail branch consolidation is $100.6 million.

        In order to meet the Company's goal to consolidate its current systems platform, certain computer hardware and software equipment has been or will be abandoned and written off. The consolidation of equipment will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment.

        Also as part of the GWFC merger, the Company recorded $116.5 million in tax benefits related to the exercise of options under the GWFC stock option plan. This benefit was recorded directly as an increase to stockholders' equity as the options were exercised. The net after-tax effect upon stockholders' equity of all adjustments from transaction-related activity was a reduction of $267.9 million.

        The following table summarizes the GWFC transaction-related expenses at September 30, 1997:



                                                        YEAR-TO-DATE
                                  ORIGINAL       TRANSACTION-RELATED                  SEPTEMBER 30, 1997
   (DOLLARS IN THOUSANDS)         ESTIMATE (1)       EXPENSE/ACCRUAL   1997 ACTIVITY             BALANCE
   -----------------------------------------------------------------------------------------------------
   Severance related              $145,000                 $132,908     $ (31,700)              $101,208
   Premises and equipment          106,000                  155,165            -                 155,165
   Other                            92,000                  136,812      (114,434)                22,378
   -----------------------------------------------------------------------------------------------------
                                  $343,000                 $424,885     $(146,134)              $278,751
   Market adjustment for
     securitization of REMIC       100,000                  100,000
   Tax benefit                     (74,000)                (140,500)
   -----------------------------------------------------------------------------------------------------
     Net expense                   369,000                  384,385
   Tax benefit of GWFC
      options exercise             (51,000)                (116,500)
   -----------------------------------------------------------------------------------------------------
     Equity reduction             $318,000                 $267,885
   =====================================================================================================

(1) The increase in transaction-related expenses attributed to premises and equipment was due to the Company's decision to abandon more systems and facilities than originally anticipated. In addition, the hostile nature of the merger increased the Company's estimate of other expenses.
        The increase in the tax benefit due to the exercise of GWFC stock options reflected the fact that significantly more stock options were exercised than anticipated.

        Transaction-related expenses associated with the merger of Keystone Holdings were recorded during fourth quarter 1996. The following is a reconciliation of the activity related the Keystone Holdings merger during the first nine months of 1997:

                                     DECEMBER 31, 1996                  SEPTEMBER 30, 1997
  (DOLLARS IN THOUSANDS)                       ACCRUAL        ACTIVITY             BALANCE
  ----------------------------------------------------------------------------------------
  Severance                                    $42,678       $(41,251)             $1,427
  Legal, underwriting and other                 36,808        (29,226)              7,582
  ----------------------------------------------------------------------------------------
                                               $79,486       $(70,477)             $9,009
  ========================================================================================

Restructure expense. In 1996, a restructure plan was implemented at GWB. The restructuring initiatives were designed to improve GWB's competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing its systems platform. Due to the GWFC merger, some of GWB's planned restructure activities have been suspended. Accruals related to these activities have not been reversed.

        During the nine months ended September 30, 1997, approximately 300 employee separations occurred pursuant to the GWB restructure plan. At September 30, 1997, 597 employees are receiving, or will be eligible to receive, $13.1 million in severance benefits.

        The following is a reconciliation of the restructure activity for the first nine months of 1997:



                          DECEMBER 31, 1996       1997                SEPTEMBER 30, 1997
   (DOLLARS IN THOUSANDS)           ACCRUAL    ACCRUAL(1)   ACTIVITY             BALANCE
   --------------------------------------------------------------------------------------
   Severance                        $14,260     $7,000     $ (8,186)           $13,074
   Premises                          29,456        -         (9,418)            20,038
   Equipment                          3,413        -           (256)             3,157
   --------------------------------------------------------------------------------------
                                    $47,129     $7,000     $(17,860)           $36,269
   ======================================================================================

    (1) Additional severance costs were triggered effective February 25, 1997 upon the adoption of a broad-based, change-in-control severance plan. At
March 31, 1997, the Company accrued an additional $7 million for severance benefits expected to be paid to employees affected by the restructuring plan and change-in-control benefits program. This increase to the fourth quarter 1996 restructuring accrual is for incremental severance charges which employees terminated after February 24, 1997 are entitled to receive under provisions of the change-in-control severance plan adopted on the date.

        Foreclosed assets generated a net expense of $5.2 million for the quarter and $9.7 million for the nine months ended September 30, 1997 compared with net income of $9.0 million and net expense of $7.7 million during the same period in 1996. Net income from foreclosed assets during third quarter 1996 was primarily the result of gains related to the sale of a large number of foreclosed assets at GWB.

OPERATING EFFICIENCY RATIO. The operating efficiency ratio is other expense as a percentage of net interest income plus other income. The Company's ratio including transaction-related expenses was 107.7% for the quarter and 73.0% for the nine months ended September 30, 1997 compared with 97.6% and 71.8% for the same periods in 1996. The 1996 ratios include the one-time SAIF assessment. The operating efficiency ratios without transaction-related expenses and the SAIF assessment were 53.0% for the quarter and 53.5% for the nine months ended September 30, 1997 compared with 58.0% and 58.6% for the same periods in 1996.

NONBANKING SUBSIDIARY OPERATIONS. The Company's principal nonbanking subsidiary is Aristar. The consumer finance line of business had net income of $10.0 million and $33.7 million for the quarter and nine months ended September 30, 1997, down from $12.6 million and $45.9 million during the same periods in 1996. The current year decreases were the result of higher borrowing costs and lower yields on consumer finance loans. In May 1996, Aristar recorded a $8.0 million insurance recovery.


                               FINANCIAL POSITION

ASSETS. At September 30, 1997, the Company's assets were $95.6 billion up 9% from $87.4 billion at year-end 1996. Most of the growth was due to the record lending activity during the first nine months of 1997.

INVESTMENT ACTIVITIES. Washington Mutual's investment portfolio at September 30, 1997 was $21.9 billion, a 6% increase from the year-end 1996 balance of $20.6 billion. The Company's mortgage-backed securities ("MBS") were $19.8 billion or 90% of the total investment portfolio at September 30, 1997.

        MBS that the Company securitized from its own single-family residential loan origination activity totaled $14.1 billion at September 30, 1997 with the remaining $5.7 billion having been purchased in the secondary market. As part of the securitization process, the Company has from time to time retained the credit risk on the loans underlying these securities. As of September 30, 1997, the Company is subject to full or limited recourse on $14.6 billion of loans underlying its U.S. government agency MBS portfolio. Because of the Company's recourse obligations in regard to a portion of its MBS portfolio, Washington Mutual has recorded an impairment of $31.5 million against its available-for-sale and held-to-maturity MBS portfolios to cover potential losses on the loans underlying the securities.

        Held-to-maturity securities increased by $6.0 billion primarily as a result of the transfer by GWB of $4.4 billion of MBS from the available-for-sale portfolio. Such a transfer is allowed under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the event of a major business combination that necessitates the transfer to maintain the entity's existing interest rate risk or credit risk position or credit risk policy.

        In October 1997, the Company completed the securitization of $1.2 billion of residential mortgage loans from GWB's portfolio which the Company had previously identified as having both high loan-to-value ratios and borrowers with marginal credit history. These loans were transferred to a trust that issued five classes of securities. The securities have been purchased by WMBFA and were placed in either the Company's available-for-sale or trading portfolio, as management deemed appropriate. The securities may subsequently be sold, from time to time, based upon management's future judgment of market conditions and execution capabilities. As a result, the identified loans were classified as held for sale as of September 30, 1997 and marked to the lower of cost or market with a charge to earnings of $100.0 million.

LOAN ORIGINATIONS. Total lending was $7.9 billion for the quarter and $21.6 billion for the nine months ending September 30, 1997, increases of 33% and 32% compared with the same periods a year earlier. The Company's aggressive marketing strategy together with strong regional economies in its primary markets helped generate year-to-date increases in lending volumes in all loan categories.

   Loan originations were as follows:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
----------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                      1997        1996         1997         1996
----------------------------------------------------------------------------------------
Single-family residential ("SFR")       $5,854.5    $4,243.2    $15,992.3    $11,820.1
SFR custom construction                    235.8       206.5        642.5        537.6
SFR builder construction                   122.4       154.6        430.4        430.3
Multifamily residential                    212.1       123.3        524.9        402.1
Nonresidential real estate                 159.3        88.1        364.7        233.3
Consumer                                   591.8       461.9      1,668.2      1,268.0
Consumer finance                           531.8       479.8      1,508.5      1,393.9
Commercial business                        149.0       134.3        474.3        309.5
----------------------------------------------------------------------------------------
                                        $7,856.7    $5,891.7    $21,605.8    $16,394.8
========================================================================================


DEPOSITS. Total deposits decreased to $51.3 billion at September 30, 1997 from $52.7 billion at December 31, 1996. Retail money market and checking accounts - both of which have the benefit of lower interest costs than other sources of funds - increased $1.1 billion partially offsetting a $2.6 billion decline in retail time deposits. Contributing to the increase in retail money market and checking accounts was the acquisition of United Western, which added $299.9 million in total deposits. Retail time deposits declined in part because the Company chose not to aggressively price to maintain the 1996 year-end level. While the vast majority of its deposits are retail in nature, the Company does engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decisions as to the lowest cost funding sources.

BORROWINGS. Washington Mutual's primary sources of borrowing are securities sold under agreements to repurchase, federal funds purchased and commercial paper issued, and advances from the Federal Home Loan Banks ("FHLB") of Seattle and San Francisco. These three borrowing sources totaled $11.7 billion, $4.2 billion and $16.6 billion at September 30, 1997, compared with $12.0 billion, $2.2 billion and $10.0 billion at year-end 1996, respectively. The Company also held other borrowings totaling $3.3 billion at September 30, 1997 compared with $3.2 billion at year-end 1996. Other borrowings primarily consisted of medium term notes due within five years. The exact mix of borrowing sources at any given time is dependent upon their market pricing. Specifically, due to relative pricing advantages, the Company primarily used FHLB advances to fund its balance sheet growth during the first nine months of 1997.

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

        The Company's assets and liabilities that mature or reprice within one year were as follows:



    (DOLLARS IN MILLIONS)                   SEPTEMBER 30, 1997     DECEMBER 31, 1996
    -----------------------------------------------------------------------------------
    Interest-sensitive assets                        $72,111                 $66,698
    Derivative instruments                             1,373                   2,857
    Interest-sensitive liabilities                   (66,484)                (66,759)
    -----------------------------------------------------------------------------------
    Net liability sensitivity                         $7,000                  $2,796
    ===================================================================================
      One-year gap                                     7.32%                    3.20%


                                  ASSET QUALITY

   Nonperforming assets increased 3% to $832.9 million at September 30, 1997 from $805.1 million at December 31, 1996. Nonperforming assets by type consisted of the following:

  (DOLLARS IN THOUSANDS)                        SEPTEMBER 30, 1997   DECEMBER 31, 1996
  --------------------------------------------------------------------------------------
  SFR                                                    $506,363            $461,730
  SFR custom construction                                   1,051               6,724
  SFR builder construction                                  8,928               2,511
  Apartment buildings                                      30,295              19,659
  Nonresidential real estate                               10,455              14,616
  Consumer                                                 23,530              23,067
  Consumer finance                                         47,224              45,622
  Commercial business                                       3,295               1,068
  Foreclosed assets                                       201,809             222,884
  Other nonperforming assets                                    -               7,232
  --------------------------------------------------------------------------------------
    Total nonperforming assets                           $832,950            $805,113
  ======================================================================================
  Nonperforming assets as a percentage of total assets     0.87%               0.92%


        Contributing to the increase in nonperforming assets were increases in SFR and apartment buildings partially offset by a 9% decrease in foreclosed assets.

        As required by Statement of Financial Accounting Standards No. 114, the Company evaluates all commercial real estate, builder construction and commercial business loans for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is normally recognized on an accrual basis. If the impaired loan is nonperforming, interest income is recorded only on the receipt of cash. At September 30, 1997, loans totaling $465.5 million were impaired compared with $498.3 million at year-end 1996.

   Impaired loans consisted of the following:

(DOLLARS IN THOUSANDS)                             SEPTEMBER 30,1997  DECEMBER 31, 1996
----------------------------------------------------------------------------------------
Nonaccrual loans included in nonperforming
  assets above                                               $ 64,048         $  45,632
Other impaired loans                                          401,483           452,624
----------------------------------------------------------------------------------------
  Total impaired loans                                       $465,531          $498,256
========================================================================================

PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 1997 was $155.8 million compared with $164.8 million for the same period in 1996. The reserve for loan losses was $671.9 million at September 30, 1997 compared with $677.1 million at December 31, 1996. Reserves charged off, net of recoveries, totaled $152.7 million for the first nine months of 1997 compared with $207.0 million for the same period in 1996. At September 30, 1997, the reserve for loan losses represented 106% of nonperforming loans compared with 116% nine months earlier.

   Changes in the reserve for loan losses were as follows:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
  ----------------------------------------------------------------------------------------
  (DOLLARS IN MILLIONS)                            1997        1996      1997        1996
  ----------------------------------------------------------------------------------------
  Balance, beginning of period                    $666.1     $564.6    $677.1      $598.1
  Provision for loan losses                         52.1       56.9     155.8       164.8
  Reserves acquired through business                  -           -      10.9           -
  combinations
  Transfer of reserves for write down of MBS          -           -    (17.7)           -
  Transfer of reserves to contingent liability        -           -     (1.5)           -
  Loans charged-off:
    SFR                                            (25.9)    (38.2)    (82.0)     (136.9)
    Commercial real estate                          (2.4)     (5.8)    (16.7)      (27.9)
    Consumer                                        (3.5)     (4.0)    (12.7)       (8.5)
    Consumer finance                               (20.4)    (18.3)    (58.3)      (52.8)
    Commercial business                             (0.9)         -     (1.1)       (0.6)
  ----------------------------------------------------------------------------------------
                                                   (53.1)    (66.3)   (170.8)     (226.7)
  Recoveries of loans previously charged-off:
    SFR                                                -        1.6       0.7         4.2
    Commercial real estate                           1.4        0.8       2.2         2.2
    Consumer                                         1.6        0.4       3.8         0.9
    Consumer finance                                 3.8        4.0      11.4        12.4
  ----------------------------------------------------------------------------------------
                                                     6.8        6.8      18.1        19.7
  ----------------------------------------------------------------------------------------
  Balance, end of period                           671.9      555.9    $671.9      $555.9
  ========================================================================================
  Annualized ratio of net charge-offs during
  the period to average loans outstanding
  during the  period                                0.28%      0.46%     0.32%     0.51%


        As part of the process of determining the adequacy of the reserve for loan losses, management reviews its loan portfolio for specific weaknesses. A portion of the reserve is then designated as either specific or allocated to reflect the loss exposure. The September 30, 1997 analysis of commercial real estate, builder construction and commercial loans resulted in specific and allocated reserves totaling $99.6 million. At December 31, 1996, the Company had specific and allocated reserves of $118.7 million. The remaining reserve of $572.3 million at September 30, 1997 was unallocated and available for potential losses from any of the Company's loans.

        When determining the adequacy of the reserve for loan losses, management has historically looked not only to those loans currently in its loan portfolio, but also to any loan pool where the Company has a full or limited recourse obligation resulting from securitization of its loans. With the Great Western merger, the Company began recording losses on loans repurchased from MBS where it had retained the credit risk as a writedown on the security, rather than as a charge against the reserve for loan losses. A writedown on the MBS is included as a component of other income. GWB had adopted this accounting policy in 1996. Prior periods have been restated so that chargeoffs on single-family residential loans are comparable period to period.

        Also, as part of the GWFC merger, the Company has reclassified the identified impairment on MBS where it has retained the credit risk from the reserve for loan losses to MBS to conform the accounting policies of WMB and American with that of GWB. An impairment of $17.7 million was recorded through a transfer from the reserve for loan losses. The impairment was based upon an analysis at June 30, 1997 of the loans underlying MBS where the Company remains subject to full or limited recourse. Because this reclassification was immaterial to the Company's statement of financial position, prior periods have not been restated. The impairment on MBS will be evaluated periodically in accordance with credit-risk policy. Any subsequent impairment will be recorded as a writedown to MBS.

   An analysis of the reserve for loan losses was as follows:

  (DOLLARS IN MILLIONS)                         SEPTEMBER 30, 1997   DECEMBER 31, 1996
  -------------------------------------------------------------------------------------
    Specific and allocated reserves:
      Commercial real estate                             $  94.3             $117.4
      Builder construction                                   2.1                  -
      Commercial business                                    3.2                1.3
  -------------------------------------------------------------------------------------
                                                            99.6              118.7
    Unallocated reserves                                   572.3              558.4
  -------------------------------------------------------------------------------------
                                                          $671.9             $677.1
  =====================================================================================
  Total reserve for loan losses as a percentage of:
    Nonperforming assets                                      81%                84%
    Nonperforming assets, less foreclosed assets             106                116


        A reserve for losses on foreclosed assets is maintained for any subsequent decline in the value of foreclosed property. The reserve for losses on foreclosed assets was $7.1 million at September 30, 1997, compared with $9.0 million at December 31, 1996. The level is based upon a routine review of foreclosed assets and the strength of national and local economies.

        The Company also maintains a contingent liability to cover potential losses on loans that have been sold to third parties where the Company remains subject to full or limited recourse. At September 30, 1997, $11.0 million was set aside to cover losses on $2.2 billion of loans sold with full or limited recourse.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

LIQUIDITY. Washington Mutual monitors its ability to meet short-term cash requirements under both normal (operating) and extreme (contingent) circumstances using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The contingent liquidity ratio measures the ability to raise cash by liquidating assets in the event of a very adverse business environment. At September 30, 1997, the Company had substantial liquidity compared with its established guidelines.

        The Company also computes ratios promulgated by the Federal Deposit Insurance Corporation ("FDIC") to monitor the liquidity position of WMB. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at September 30, 1997, was within the established FDIC guidelines.

        Regulations promulgated by the Office of Thrift Supervision ("OTS") require that the Company's federal savings bank subsidiaries maintain for each calendar month an average daily balance of liquid assets at least equal to 5.00% of the prior month's average daily balance of net withdrawable deposits plus borrowings due within one year. For each month during the first nine months of 1997, the liquidity ratio for each ASB, GWB and WMBfsb was above 5.00%.

        At September 30, 1997, the Company's banking subsidiaries had the ability to borrow approximately an additional $10.2 billion from the FHLB. In addition, to meet its immediate needs for funds as well as long-term lending demands, Washington Mutual maintains various sources of liquid assets and borrowing capabilities through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale sources. The ability of the Company's banking subsidiaries to pay dividends to the Company is influenced by legal, regulatory and economic restrictions.

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

        As presented in the Supplemental Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the first nine months of 1997 of $243.9 million, $362.6 million of noncash items and $447.3 million of other net cash outflows from operating activities. During the nine months ended September 30, 1997, cash flows from investing activities included sales and principal payments on securities and loans held for investment totaling $11.8 billion. Loans originated and purchased for investment required $17.7 billion and $2.0 billion was used for the purchase of available-for-sale securities. Cash flows from financing activities consisted of the net change in deposit accounts and short-term borrowings, the proceeds and repayments from both securities sold under long-term agreements to repurchase and FHLB advances, and also the repayment of long-term debt. During the nine months ended September 30, 1997, the above mentioned financing activities increased cash and cash equivalents by $7.1 billion on a net basis. Cash and cash equivalents were $1.2 billion at September 30, 1997. (See "Consolidated Statements of Cash Flows".)

 CAPITAL REQUIREMENTS. At September 30, 1997, WMB, ASB, GWB, and WMBfsb exceeded all current regulatory capital requirements and were classified as well capitalized institutions. The regulatory capital ratios of WMB, ASB, GWB, and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:


                                       SEPTEMBER 30, 1997
  ---------------------------------------------------------------------WELL CAPITALIZED
                               WMB       ASB        GWB         WMBfsb          MINIMUM
  --------------------------------------------------------------------------------------
  Capital ratios:
    Leverage                   5.69%     5.38%       5.53%      7.11%            5.00%
    Tier 1 risk-based          9.96      8.91        9.40      11.44             6.00
    Total risk-based          10.72     10.65       10.72      12.64            10.00

         In addition, federal savings associations are required by the OTS to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. All of the Company's federal savings associations satisfied this requirement at September 30, 1997.

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

    (a) List of Exhibits

        11.1   Statement re computation of per share earnings

        27.1   Financial Data Schedule

    (b) During the quarter, the Company filed the following Current Reports on Form 8-K:

        1. Items 2 and 7, dated July 15, 1997
        2. Item 5, dated August 12, 1997
        3. Item 5, dated September 12, 1997
        4. Item 5, dated September 25, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.



                             Washington Mutual, Inc.



                              /s/ Kerry K. Killinger
                              -----------------------------------
                              Kerry K. Killinger
                              President and Chief Executive
                              Officer
                              (Chief Executive Officer)

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     QUARTER ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)   1997        1996         1997         1996
---------------------------------------------------------------------------------------------------
Interest income                                                  (UNAUDITED)
  Loans                                            $1,320,754  $1,160,270   $3,826,055   $3,410,593
  Available-for-sale securities                       230,337     323,422      773,559    1,021,659
  Held-to-maturity securities                         151,395      95,024      348,323      283,114
  Other                                                26,067      20,464       66,381       58,562
---------------------------------------------------------------------------------------------------
    Total interest income                           1,728,553   1,599,180    5,014,318    4,773,928
Interest expense
  Deposits                                            547,798     554,149    1,629,078    1,685,338
  Borrowings                                          525,104     408,667    1,416,662    1,159,242
---------------------------------------------------------------------------------------------------
    Total interest expense                          1,072,902     962,816    3,045,740    2,844,580
---------------------------------------------------------------------------------------------------
      Net interest income                             655,651     636,364    1,968,578    1,929,348
  Provision for loan losses                            52,131      56,940      155,940      164,833
---------------------------------------------------------------------------------------------------
      Net interest income after provision for
        loan losses                                   603,520     579,424    1,812,638    1,764,515

Other income
  Depositor fees                                       92,431      71,676      267,409      203,633
  Securities and insurance commissions                 45,602      43,051      136,615      130,412
  Loan servicing fees                                  22,066      23,265       65,150       64,149
  Other operating income                               41,240      22,564       97,513       62,543
  Gain on sale of loans                                11,003         423       24,502       14,403
  Market adjustment for securitization of REMIC      (100,000)          -     (100,000)           -
  Gain (loss) on sale of assets                         6,515        (202)      16,488       (3,716)
  Write-down of mortgage-backed securities             (7,744)     (8,766)     (20,166)     (23,913)
---------------------------------------------------------------------------------------------------
    Total other income                                111,113     152,011      487,511      447,511
Other expense
  Salaries and employee benefits                      204,328     201,352      615,891      622,902
  Occupancy and equipment                              80,871      78,986      239,718      238,548
  Telecommunications and outsourced
    information services                               40,137      39,491      126,210      110,001
  Regulatory assessments                                8,822      28,706       26,026       85,145
  Savings Association Insurance Fund special
    assessment                                              -     312,552            -      312,552
  Transaction-related charges                         366,860           -      424,886        1,500
  Other operating expense                             103,395     100,949      302,980      278,943
  Amortization of goodwill and other intangible
    assets                                             16,387      16,381       47,833       49,170
  Foreclosed asset expense, net                         5,166      (8,985)       9,710        7,650
---------------------------------------------------------------------------------------------------
    Total other expense                               825,966     769,432    1,793,254    1,706,411
---------------------------------------------------------------------------------------------------
    Income before income taxes and minority          (111,333)    (37,997)     506,895      505,615
     interest
Income taxes                                           15,621     (15,437)     263,017      182,209
---------------------------------------------------------------------------------------------------
     Income before minority interest                 (126,954)    (22,560)     243,878      323,406
Minority interest in earnings of consolidated
  subsidiaries                                              -      (3,527)           -      (10,504)
---------------------------------------------------------------------------------------------------
Net income                                          $(126,954)   $(26,087)    $243,878     $312,902
===================================================================================================
Net income attributable to common stock             $(132,883)   $(35,067)    $226,091     $284,088
===================================================================================================
Net income per common share:
  Primary                                            $(0.53)     $(0.15)      $0.91         $1.20
  Fully diluted                                       (0.53)      (0.15)       0.90          1.20

Dividends declared per common share                    0.27        0.23        0.51          0.43

See Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(DOLLARS IN THOUSANDS)                                    SEPTEMBER 30, 1997  DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
ASSETS                                                                  (UNAUDITED)
  Cash                                                          $ 1,049,165        $ 1,032,379
  Cash equivalents                                                  191,389            632,976
  Trading account securities                                              -              1,647
  Available-for-sale securities, amortized cost $11,112,717
     and $15,913,440
    Mortgage-backed securities                                    9,296,131         13,968,875
    Other investments                                             1,918,120          2,126,468
  Held-to-maturity securities, fair value $10,549,927 and
     $4,545,125
    Mortgage-backed securities                                   10,470,996          4,286,361
    Other investments                                               202,807            192,695
  Loans                                                          67,080,473         61,497,847
  Reserve for loan losses                                          (671,869)          (677,141)
-------------------------------------------------------------------------------------------------
                                                                 66,408,604         60,820,706
  Loans held for sale                                             1,701,909            333,262
  Investment in FHLB stock                                          942,413            843,002
  Foreclosed assets                                                 201,809            222,883
  Premises and equipment                                          1,033,070          1,034,813
  Intangible assets arising from acquisitions                       372,520            419,500
  Other assets                                                    1,818,436          1,510,930
-------------------------------------------------------------------------------------------------
      Total assets                                              $95,607,369        $87,426,497
=================================================================================================

LIABILITIES
  Deposits                                                      $51,297,464        $52,666,914
  Annuities                                                         884,013            878,057
  Federal funds purchased and commercial paper                    4,247,298          2,153,506
  Securities sold under agreements to repurchase                 11,694,038         12,033,119
  Advances from FHLBs                                            16,641,470         10,011,425
  Other borrowings                                                3,299,729          3,209,694
  Other liabilities                                               2,206,293          1,480,694
-------------------------------------------------------------------------------------------------
      Total liabilities                                          90,270,305         82,433,409

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 10,000,000 shares
    authorized - 5,382,500 and 5,382,500 shares
    issued and outstanding:
       Nonconvertible liquidation preference                        283,063            283,063
  Common stock, no par value: 800,000,000 shares
    authorized - 257,176,039 and 250,230,644 shares
    issued and outstanding                                                -                  -
  Capital surplus - common stock                                  1,937,393          1,657,284
  Valuation reserve for available-for-sale securities               166,263            118,625
  Retained earnings                                               2,950,345          2,934,116
-------------------------------------------------------------------------------------------------
      Total stockholders' equity                                  5,337,064          4,993,088
-------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                $95,607,369        $87,426,497
=================================================================================================

See Notes to Consolidated Financial Statements

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 NUMBER OF SHARES
                                        -----------------------------------
                                             PREFERRED            COMMON           COMMON
(IN THOUSANDS)                                   STOCK             STOCK          CAPITAL
                                                                                  SURPLUS
---------------------------------------------------------------------------------------------
                                           (UNAUDITED)
Balance at June 30, 1997                         5,382           252,013      $1,717,198
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --             5,163         167,734
Common stock issued under dividend
  reinvestment plan                                 --                --              --
Common stock acquired                               --                --              --
Tax benefit from nonqualified stock options         --                --          14,524
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Restricted stock reclass                            --                --              --
Restricted stock activity, net                      --                --          37,937
---------------------------------------------------------------------------------------------
Balance at September 30, 1997                    5,382           257,176      $1,937,393
=============================================================================================

Balance at June 30, 1996                         7,298           243,623      $1,525,264
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --               272           6,156
Common stock issued under dividend
  reinvestment plan                                 --                31             772
Common stock acquired                               --                --               9
Conversion of preferred stock to common           (518)            5,650         121,768
Miscellaneous stock transactions                    --                --              --
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Common stock repurchased under
  repurchase plan                                   --            (5,850)       (143,260)
---------------------------------------------------------------------------------------------
Balance at September 30, 1996                    6,780           243,726      $1,510,709
=============================================================================================

                               CONVERTIBLE  NONCONVERTIBLE               VALUATION         TOTAL
                                PREFERRED        PREFERRED     RETAINED RESERVE FOR STOCKHOLDERS'
 (IN THOUSANDS)                     STOCK            STOCK     EARNINGS  SECURITIES       EQUITY
-------------------------------------------------------------------------------------------------

Balance at June 30, 1997            $--         $283,063    $3,160,400   $ 80,986    $5,241,647
Net income                           --               --      (126,954)        --      (126,954)
Cash dividends on common stock       --               --       (68,594)        --       (68,594)
Cash dividends on preferred stock    --               --        (5,931)        --        (5,931)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --       167,734
Common stock issued under
  dividend reinvestment plan         --               --            --         --            --
Common stock acquired                --               --            --         --            --
Miscellaneous stock
  transactions                       --               --            --         --            --
Adjustment in valuation
  reserve for available-for-
  sale securities                    --               --            --     85,277        85,277
Restricted stock reclass             --               --       (10,829)                 (10,289)
Restricted stock activity, net       --               --         2,253         --        40,190
-------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $--         $283,063    $2,950,345   $166,263    $5,337,064
=================================================================================================

Balance at June 30, 1996       $269,025         $283,063    $3,159,207    $22,615    $5,259,174
Net income                           --               --       (26,087)        --       (26,087)
Cash dividends on common stock       --               --       (20,984)        --       (20,984)
Cash dividends on preferred
  stock                              --               --       (37,358)        --       (37,358)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --         6,156
Common stock issued under
  dividend reinvestment plan         --               --            --         --           772
Common stock acquired                --               --            --         --             9
Conversion of preferred stock
  to common                    (129,025)              --            --         --        (7,257)
Miscellaneous stock                  --               --            --         --            --
  transactions
Adjustment in valuation
  reserve for
  available-for-sale                 --               --            --      6,522         6,522
  securities
Amortization of restricted           --               --           981         --           981
  stock
Common stock repurchased
  under repurchase plan              --               --            --         --      (143,260)
-------------------------------------------------------------------------------------------------
Balance at September 30, 1996  $140,000         $283,063    $3,075,759    $29,137    $5,038,668
=================================================================================================

See Notes to Consolidated Financial Statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED


                                                 NUMBER OF SHARES
                                        -----------------------------------
                                             PREFERRED            COMMON           COMMON
(IN THOUSANDS)                                   STOCK             STOCK          CAPITAL
                                                                                  SURPLUS
---------------------------------------------------------------------------------------------
                                           (UNAUDITED)
Balance at December 31, 1996                     5,382           250,231      $1,657,284
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --             7,852         258,838
Common stock issued under dividend
  reinvestment plan                                 --                20             847
Common stock acquired                               --              (908)        (32,016)
Tax benefit from nonqualified stock
  options                                           --                --          14,524
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Restricted stock reclass                            --                --              --
Restricted stock activity, net                      --               (19)         37,916
---------------------------------------------------------------------------------------------
Balance at September 30, 1997                    5,382           257,176      $1,937,393
=============================================================================================

Balance at December 31, 1995                     7,300           243,239      $1,517,807
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --               814          17,754
Common stock issued under dividend
  reinvestment plan                                 --                65           1,650
Common stock acquired                               --              (201)         (5,220)
Conversion of preferred stock to common           (520)            5,665         122,108
Miscellaneous stock transactions                    --                --              --
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Common stock repurchased under
  repurchase plan                                   --            (5,850)       (143,260)
Restricted stock activity, net                      --                (6)           (130)
---------------------------------------------------------------------------------------------
Balance at September 30, 1996                    6,780           243,726      $1,510,709
=============================================================================================


                               CONVERTIBLE  NONCONVERTIBLE               VALUATION         TOTAL
                                PREFERRED        PREFERRED     RETAINED RESERVE FOR STOCKHOLDERS'
 (IN THOUSANDS)                     STOCK            STOCK     EARNINGS  SECURITIES       EQUITY
-------------------------------------------------------------------------------------------------

Balance at December 31, 1996        $--         $283,063    $2,934,116    118,625    $4,993,088
Net income                           --               --       243,878         --       243,878
Cash dividends on common stock       --               --      (201,722)        --      (201,722)
Cash dividends on preferred          --               --       (17,786)        --       (17,786)
  stock
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --       258,838
Common stock issued under
  dividend reinvestment
  plan                               --               --            --         --           847
Common stock acquired                --               --            --         --       (32,016)
Miscellaneous stock
  transactions                       --               --           108         --           108
Adjustment in valuation
  reserve for available-for-sale
  securities                         --               --            --     47,638        47,638
Restricted stock reclass             --               --       (10,829)                 (10,289)
Restricted stock activity, net       --               --         2,580         --         2,580
-------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $--         $283,063    $2,950,345   $166,263    $5,337,064
=================================================================================================

Balance at December 31, 1995   $269,375         $283,063    $2,996,787   $297,148    $5,364,180
Net income                           --               --       312,902         --       312,902
Cash dividends on common stock       --               --      (177,840)        --      (177,840)
Cash dividends on preferred
  stock                              --               --       (59,064)        --       (59,064)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --        17,754
Common stock issued under
  dividend reinvestment plan         --               --            --         --         1,650
Common stock acquired                --               --            --         --        (2,220)
Conversion of preferred stock
  to common                    (129,375)              --            --         --        (7,267)
Miscellaneous stock
  transactions                       --               --            --         --            --
Adjustment in valuation
  reserve for available-
  for-sale securities                --               --            --   (268,011)     (268,011)
Amortization of restricted
  stock                              --               --         2,974         --         2,974
Common stock repurchased
  under repurchase plan              --               --            --         --      (143,260)
Restricted stock activity, net       --               --            --         --          (130)
-------------------------------------------------------------------------------------------------
Balance at September 30, 1996  $140,000         $283,063    $3,075,759    $29,137    $5,038,668
=================================================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                     1997        1996          1997          1996
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                                    (UNAUDITED)
Net income                                         $(126,954)      $(26,087)       $243,878     $312,902
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Provision for loan losses                       52,131         56,940         155,940      164,833
      (Gain) on sale of loans                        (11,003)          (423)        (24,945)     (14,403)
      (Gain) loss on sale of assets                   (6,515)           202         (16,488)       4,378
      Depreciation and amortization                   47,459         44,593         133,182      140,037
      FHLB stock dividend                            (21,582)       (13,497)        (46,686)     (52,069)
      Write-down of mortgage backed securities         7,744          8,766          20,166       23,251
      Transaction Related Charges                    278,751              -         278,751            -
      Market adjustment for securitization of
        REMIC                                        100,000              -         100,000            -
      Decrease (increase) in trading account
        securities                                     1,170          1,564           1,647       (1,913)
      Origination of loans held for sale          (1,218,625)      (754,633)     (3,479,940)  (2,652,548)
      Sale of loans held for sale                  1,087,815        755,430       3,248,089    2,641,082
      (Increase) decrease in other assets            (28,878)        23,141        (166,196)     364,369
      Increase in other liabilities                 (404,565)        79,458        (288,227)     319,428
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities           (243,052)       175,454         159,171    1,249,347
Cash Flows From Investing Activities
Purchases of available-for-sale securities          (149,547)      (559,968)     (2,004,161)  (3,043,689)
Principal payments and maturities of                 804,438        641,286       1,734,122    2,212,720
available-for-sale securities
Sales of available-for-sale securities               343,887      1,393,525       1,963,165    4,285,068
Purchases of held-to-maturities securities            (7,777)    (3,075,098)        (27,550)  (3,963,661)
Principal payments and maturities of                  67,238      3,201,413         302,332    4,366,884
held-to-maturity securities
Sales of loans                                         9,245        (32,793)         26,071       61,335
Principal payments on loans                        2,730,269      1,393,795       7,739,351    5,649,421
Origination and purchases of loans                (6,159,715)    (4,166,220)    (17,689,991) (12,335,540)
REO operations, net                                   57,691        135,601         292,537      406,957
(Purchases) dispositions of premises and             (35,278)       (25,015)        (83,605)     (68,976)
equipment, net
-----------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities           (2,339,549)    (1,027,888)     (7,747,729)  (2,429,481)
Cash Flows From Financing Activities
(Decrease) in deposits                              (470,649)        82,978      (1,369,450)    (866,673)
(Decrease) increase in annuities                      (4,441)         2,089           5,956       12,935
Increase (decrease) in federal funds and
  commercial paper purchased                         805,924        666,439       2,093,792      631,636
(Decrease) in securities sold under short-term
  agreements to repurchase                          (109,206)    (1,809,912)     (3,125,862)  (3,033,638)
Proceeds from securities sold under long-term
  agreements to repurchase                         3,240,934      1,273,670       7,195,188    1,847,751
Repayment of securities sold under long-term
  agreements to repurchase                        (3,309,573)      (262,691)     (4,408,407)    (465,363)
Proceeds from FHLB advances                       16,462,521      7,782,497      39,443,154   16,775,407
Payments on FHLB advances                        (14,117,520)    (6,950,850)    (32,813,109) (14,368,976)
Proceeds (repayments) from other borrowings         (152,308)       185,984          90,035      292,139
Other capital transactions                           211,619       (142,570)        271,968     (133,470)
Cash dividends paid                                  (74,525)       (58,342)       (219,508)    (236,904)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities    2,482,776        769,292       7,163,757      454,844
-----------------------------------------------------------------------------------------------------------
      (Decrease) in cash and cash equivalents        (99,825)       (83,142)       (424,801)    (725,290)
      Cash and cash equivalents at beginning of    1,340,379      1,436,102       1,665,355    2,078,250
        period
-----------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period  $1,240,554     $1,352,960      $1,240,554   $1,352,960
===========================================================================================================
        =

                     SUPPLEMENTAL DISCLOSURES RELATED TO THE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
   (DOLLARS IN THOUSANDS)                                1997       1996         1997        1996
   -------------------------------------------------------------------------------------------------
                                                                      (UAUDITED)
   Noncash Investing Activities
     Loans exchanged for mortgage-backed
       securities and held for investment              $14,000   $        -   $2,710,300    $920,072
     Securities transferred to or from
       available-for-sale                            4,359,814            -    4,359,814           -
     Loans transferred to foreclosed assets            104,359      151,495      336,325     493,226
     Loans originated to facilitate the sale of
       foreclosed properties                            19,645       31,140       64,862     106,754

     Loans originated to refinance existing loans      458,671      865,207    1,086,881   1,455,736
     Loans transferred to loans held for sale        1,236,796            -    1,236,796           -
   Cash Paid During The Period For
     Interest on deposits                              554,876      540,552    1,623,707   1,634,603
     Interest on borrowings                            476,808      399,770    1,347,919   1,140,030
     Income taxes                                       37,238       84,278      194,866     241,830

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING ADJUSTMENTS

        The information included in the consolidated statements of financial position as of September 30, 1997 and December 31, 1996 and the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. ("Washington Mutual" or the "Company") for the quarter and nine months ended September 30, 1997 and 1996 reflect all adjustments, including only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented.

        The merger with Great Western Financial Corporation ("GWFC") was accounted for as a pooling-of-interests. The assets, liabilities, stockholders' equity, and results of operations of GWFC have been recorded on the books of the Company at their values as carrried on the books of GWFC, and no goodwill was created. Washington Mutual's financial information contained herein has been restated as if the respective companies had been combined for all periods presented.

2. EARNINGS PER SHARE

        Primary earnings per common share have been calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of shares outstanding for the period. Fully diluted earnings per common share assume conversion of the outstanding convertible preferred stock. Information used to calculate earnings per share was as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                      1997          1996         1997        1996
-------------------------------------------------------------------------------------------
                                                           (UNAUDITED)
Data Used to Compute Per Share Amounts
Net income                              $(126,954)     $(26,087)   $243,878     $312,902
Preferred stock dividends:
  Noncumulative Perpetual, Series C        (1,569)       (1,569)    (4,707)       (4,707)
  Noncumulative Perpetual, Series E          (936)         (936)    (2,808)         (936)
  Noncumulative Convertible
     Perpetual, Series D                        -        (2,100)          -       (6,300)
  Convertible (GWFC)                            -          (951)          -       (6,599)
  Nonconvertible cumulative, Series F      (3,424)       (3,424)   (10,272)      (10,272)
-------------------------------------------------------------------------------------------
Net income available to primary
common stock                            $(132,883)     $(35,067)   $226,091     $284,048

===========================================================================================

Net income                              $(126,954)     $(26,087)   $243,878     $312,902
Preferred stock dividends:
  Noncumulative Perpetual, Series C        (1,569)       (1,569)    (4,707)       (4,707)
  Noncumulative Perpetual, Series E          (936)         (936)    (2,808)         (936)
  Nonconvertible cumulative, Series F      (3,424)       (3,424)   (10,292)      (10,272)
-------------------------------------------------------------------------------------------
Net income available to fully diluted
  common stock                          $(132,883)     $(32,016)   $226,091     $296,987
===========================================================================================

Average common shares outstanding:
  Primary                              251,549,503  232,651,826  248,142,740 236,171,482
  Fully diluted                        252,351,852  232,651,826  250,085,026 242,055,940

        In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The adoption of SFAS No. 128 will have no material impact on the Company's results of operations on a per share basis.

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


6.      SUBSEQUENT EVENTS

   In October 1997, the Company completed the securitization of $1.2 billion of residential mortgage loans from Great Western Bank's ("GWB") portfolio which the Company had previously identified as having both high loan-to-value ratios and borrowers with marginal credit history. These loans were transferred to a trust that issued five classes of securities. The securities have been purchased by WMBFA and were placed in either the Company's available-for-sale or trading portfolio, as management deemed appropriate. The securities may subsequently be sold, from time to time, based upon management's future judgment of market conditions and execution capabilities. As a result, the identified loans were classified as held for sale as of September 30, 1997 and marked to the lower of cost or market with a charge to earnings of approximately $100.0 million.

                             WASHINGTON MUTUAL, INC.
                                LIST OF EXHIBITS

Exhibit                                                          Page
-------------------------------------------------------------------------------
27.1    Financial Data Schedule
