Form 10-Q/A
period 1997-09-30
WASHINGTON MUTUAL INC
filed 1998-01-09
CIK 933136

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

   Changes in the reserve for loan losses were as follows:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
  ----------------------------------------------------------------------------------------
  (DOLLARS IN MILLIONS)                            1997        1996      1997        1996
  ----------------------------------------------------------------------------------------
  Balance, beginning of period                    $666.1     $558.5    $677.1      $598.1
  Provision for loan losses                         52.1       56.9     155.8       164.8
  Reserves acquired through business                  -           -      10.9           -
  combinations
  Transfer of reserves for write down of MBS          -           -    (17.7)           -
  Transfer of reserves to contingent liability        -           -     (1.5)           -
  Loans charged-off:
    SFR                                            (25.9)    (38.2)    (82.0)     (136.9)
    Commercial real estate                          (2.4)     (5.8)    (16.7)      (27.9)
    Consumer                                        (3.5)     (4.0)    (12.7)       (8.5)
    Consumer finance                               (20.4)    (18.3)    (58.3)      (52.8)
    Commercial business                             (0.9)         -     (1.1)       (0.6)
  ----------------------------------------------------------------------------------------
                                                   (53.1)    (66.3)   (170.8)     (226.7)
  Recoveries of loans previously charged-off:
    SFR                                                -        1.6       0.7         4.2
    Commercial real estate                           1.4        0.8       2.2         2.2
    Consumer                                         1.6        0.4       3.8         0.9
    Consumer finance                                 3.8        4.0      11.4        12.4
  ----------------------------------------------------------------------------------------
                                                     6.8        6.8      18.1        19.7
  ----------------------------------------------------------------------------------------
  Balance, end of period                           671.9      555.9    $671.9      $555.9
  ========================================================================================
  Annualized ratio of net charge-offs during
  the period to average loans outstanding
  during the  period                                0.28%      0.46%     0.32%     0.51%


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

        11.1   Statement re computation of per share earnings

        27.1   Financial Data Schedule

    (b) During the quarter, the Company filed the following Current Reports on Form 8-K:

        1. Items 2 and 7, dated July 15, 1997
        2. Item 5, dated August 12, 1997
        3. Item 5, dated September 12, 1997
        4. Item 5, dated September 25, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 8, 1998.




                             Washington Mutual, Inc.



                              /s/ Kerry K. Killinger
                              -----------------------------------
                              Kerry K. Killinger
                              President and Chief Executive Officer
                              (Chief Executive Officer)

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     QUARTER ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)   1997        1996         1997         1996
---------------------------------------------------------------------------------------------------
Interest income                                                  (UNAUDITED)
  Loans                                            $1,320,754  $1,160,270   $3,826,055   $3,410,593
  Available-for-sale securities                       230,337     323,422      773,559    1,021,659
  Held-to-maturity securities                         151,395      95,024      348,323      283,114
  Other                                                26,067      20,464       66,381       58,562
---------------------------------------------------------------------------------------------------
    Total interest income                           1,728,553   1,599,180    5,014,318    4,773,928
Interest expense
  Deposits                                            547,798     554,149    1,629,078    1,685,338
  Borrowings                                          525,104     408,667    1,416,662    1,159,242
---------------------------------------------------------------------------------------------------
    Total interest expense                          1,072,902     962,816    3,045,740    2,844,580
---------------------------------------------------------------------------------------------------
      Net interest income                             655,651     636,364    1,968,578    1,929,348
  Provision for loan losses                            52,131      56,940      155,940      164,833
---------------------------------------------------------------------------------------------------
      Net interest income after provision for
        loan losses                                   603,520     579,424    1,812,638    1,764,515

Other income
  Depositor fees                                       92,431      71,676      267,409      203,633
  Securities and insurance commissions                 45,602      43,051      136,615      130,412
  Loan servicing fees                                  22,066      23,265       65,150       64,149
  Other operating income                               41,240      22,564       97,513       62,543
  Gain on sale of loans                                11,003         423       24,502       14,403
  Market adjustment for securitization of REMIC      (100,000)          -     (100,000)           -
  Gain (loss) on sale of assets                         6,515        (202)      16,488       (3,716)
  Write-down of mortgage-backed securities             (7,744)     (8,766)     (20,166)     (23,913)
---------------------------------------------------------------------------------------------------
    Total other income                                111,113     152,011      487,511      447,511
Other expense
  Salaries and employee benefits                      204,328     201,352      615,891      622,902
  Occupancy and equipment                              80,871      78,986      239,718      238,548
  Telecommunications and outsourced
    information services                               40,137      39,491      126,210      110,001
  Regulatory assessments                                8,822      28,706       26,026       85,145
  Savings Association Insurance Fund special
    assessment                                              -     312,552            -      312,552
  Transaction-related charges                         366,860           -      424,886        1,500
  Other operating expense                             103,395     100,949      302,980      278,943
  Amortization of goodwill and other intangible
    assets                                             16,387      16,381       47,833       49,170
  Foreclosed asset expense, net                         5,166      (8,985)       9,710        7,650
---------------------------------------------------------------------------------------------------
    Total other expense                               825,966     769,432    1,793,254    1,706,411
---------------------------------------------------------------------------------------------------
    Income before income taxes and minority          (111,333)    (37,997)     506,895      505,615
     interest
Income taxes                                           15,621     (15,437)     263,017      182,209
---------------------------------------------------------------------------------------------------
     Income before minority interest                 (126,954)    (22,560)     243,878      323,406
Minority interest in earnings of consolidated
  subsidiaries                                              -      (3,527)           -      (10,504)
---------------------------------------------------------------------------------------------------
Net income                                          $(126,954)   $(26,087)    $243,878     $312,902
===================================================================================================
Net income attributable to common stock             $(132,883)   $(35,067)    $226,091     $284,088
===================================================================================================
Net income per common share:
  Primary                                            $(0.53)     $(0.15)      $0.91         $1.20
  Fully diluted                                       (0.53)      (0.15)       0.90          1.20

Dividends declared per common share                    0.27        0.23        0.78          0.66

See Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


(DOLLARS IN THOUSANDS)                                    SEPTEMBER 30, 1997  DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
ASSETS                                                                  (UNAUDITED)
  Cash                                                          $ 1,049,165        $ 1,032,379
  Cash equivalents                                                  191,389            632,976
  Trading account securities                                              -              1,647
  Available-for-sale securities, amortized cost $11,112,717
     and $15,913,440
    Mortgage-backed securities                                    9,296,131         13,968,875
    Other investments                                             1,918,120          2,126,468
  Held-to-maturity securities, fair value $10,549,927 and
     $4,545,125
    Mortgage-backed securities                                   10,470,996          4,286,361
    Other investments                                               202,807            192,695
  Loans                                                          67,080,473         61,497,847
  Reserve for loan losses                                          (671,869)          (677,141)
-------------------------------------------------------------------------------------------------
                                                                 66,408,604         60,820,706
  Loans held for sale                                             1,701,909            333,262
  Investment in FHLB stock                                          942,413            843,002
  Foreclosed assets                                                 201,809            222,883
  Premises and equipment                                          1,033,070          1,034,813
  Intangible assets arising from acquisitions                       372,520            419,500
  Other assets                                                    1,818,436          1,510,930
-------------------------------------------------------------------------------------------------
      Total assets                                              $95,607,369        $87,426,497
=================================================================================================

LIABILITIES
  Deposits                                                      $51,297,464        $52,666,914
  Annuities                                                         884,013            878,057
  Federal funds purchased and commercial paper                    4,247,298          2,153,506
  Securities sold under agreements to repurchase                 11,694,038         12,033,119
  Advances from FHLBs                                            16,641,470         10,011,425
  Trust preferred securities                                        800,000            100,000
  Other borrowings                                                2,499,729          3,109,694
  Other liabilities                                               2,206,293          1,480,694
-------------------------------------------------------------------------------------------------
      Total liabilities                                          90,270,305         82,433,409

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
=================================================================================================


See Notes to Consolidated Financial Statements

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 NUMBER OF SHARES
                                        -----------------------------------
                                             PREFERRED            COMMON           COMMON
(IN THOUSANDS)                                   STOCK             STOCK          CAPITAL
                                                                                  SURPLUS
---------------------------------------------------------------------------------------------
                                           (UNAUDITED)
Balance at June 30, 1997                         5,382           252,013      $1,717,198
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --             5,163         167,734
Common stock issued under dividend
  reinvestment plan                                 --                --              --
Common stock acquired                               --                --              --
Tax benefit from nonqualified stock options         --                --          14,524
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Restricted stock reclass                            --                --              --
Restricted stock activity, net                      --                --          37,937
---------------------------------------------------------------------------------------------
Balance at September 30, 1997                    5,382           257,176      $1,937,393
=============================================================================================

Balance at June 30, 1996                         7,298           243,623      $1,525,264
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --               272           6,156
Common stock issued under dividend
  reinvestment plan                                 --                31             772
Common stock acquired                               --                --               9
Conversion of preferred stock to common           (518)            5,650         121,768
Miscellaneous stock transactions                    --                --              --
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Amortization of restricted stock                    --                --              --
Common stock repurchased under
  repurchase plan                                   --            (5,850)       (143,260)
---------------------------------------------------------------------------------------------
Balance at September 30, 1996                    6,780           243,726      $1,510,709
=============================================================================================

                               CONVERTIBLE  NONCONVERTIBLE               VALUATION         TOTAL
                                PREFERRED        PREFERRED     RETAINED RESERVE FOR STOCKHOLDERS'
 (IN THOUSANDS)                     STOCK            STOCK     EARNINGS  SECURITIES       EQUITY
-------------------------------------------------------------------------------------------------

Balance at June 30, 1997            $--         $283,063    $3,160,400   $ 80,986    $5,241,647
Net income                           --               --      (126,954)        --      (126,954)
Cash dividends on common stock       --               --       (68,594)        --       (68,594)
Cash dividends on preferred stock    --               --        (5,931)        --        (5,931)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --       167,734
Common stock issued under
  dividend reinvestment plan         --               --            --         --            --
Common stock acquired                --               --            --         --            --
Tax benefit from nonqualified
  stock options                      --               --            --         --        14,524
Adjustment in valuation
  reserve for available-for-
  sale securities                    --               --            --     85,277        85,277
Restricted stock reclass             --               --       (10,829)                 (10,829)
Restricted stock activity, net       --               --         2,253         --        40,190
-------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $--         $283,063    $2,950,345   $166,263    $5,337,064
=================================================================================================

Balance at June 30, 1996       $269,025         $283,063    $3,159,207    $22,615    $5,259,174
Net income                           --               --       (26,087)        --       (26,087)
Cash dividends on common stock       --               --       (20,984)        --       (20,984)
Cash dividends on preferred
  stock                              --               --       (37,358)        --       (37,358)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --         6,156
Common stock issued under
  dividend reinvestment plan         --               --            --         --           772
Common stock acquired                --               --            --         --             9
Conversion of preferred stock
  to common                    (129,025)              --            --         --        (7,257)
Miscellaneous stock                  --               --            --         --            --
  transactions
Adjustment in valuation
  reserve for
  available-for-sale                 --               --            --      6,522         6,522
  securities
Amortization of restricted           --               --           981         --           981
  stock
Common stock repurchased
  under repurchase plan              --               --            --         --      (143,260)
-------------------------------------------------------------------------------------------------
Balance at September 30, 1996  $140,000         $283,063    $3,075,759    $29,137    $5,038,668
=================================================================================================


See Notes to Consolidated Financial Statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED


                                                 NUMBER OF SHARES
                                        -----------------------------------
                                             PREFERRED            COMMON           COMMON
(IN THOUSANDS)                                   STOCK             STOCK          CAPITAL
                                                                                  SURPLUS
---------------------------------------------------------------------------------------------
                                           (UNAUDITED)
Balance at December 31, 1996                     5,382           250,231      $1,657,284
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --             7,852         258,838
Common stock issued under dividend
  reinvestment plan                                 --                20             847
Common stock acquired                               --              (908)        (32,016)
Tax benefit from nonqualified stock
  options                                           --                --          14,524
Miscelleanous stock transactions                    --                --              --
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Restricted stock reclass                            --                --              --
Restricted stock activity, net                      --               (19)         37,916
---------------------------------------------------------------------------------------------
Balance at September 30, 1997                    5,382           257,176      $1,937,393
=============================================================================================

Balance at December 31, 1995                     7,300           243,239      $1,517,807
Net income                                          --                --              --
Cash dividends on common stock                      --                --              --
Cash dividends on preferred stock                   --                --              --
Common stock issued through stock
  options and employee stock plans                  --               814          17,754
Common stock issued under dividend
  reinvestment plan                                 --                65           1,650
Common stock acquired                               --              (201)         (5,220)
Conversion of preferred stock to common           (520)            5,665         122,108
Miscellaneous stock transactions                    --                --              --
Adjustment in valuation reserve
  for available-for-sale securities                 --                --              --
Amortization of restricted stock                    --                --              --
Common stock repurchased under
  repurchase plan                                   --            (5,850)       (143,260)
Restricted stock activity, net                      --                (6)           (130)
---------------------------------------------------------------------------------------------
Balance at September 30, 1996                    6,780           243,726      $1,510,709
=============================================================================================


                               CONVERTIBLE  NONCONVERTIBLE               VALUATION         TOTAL
                                PREFERRED        PREFERRED     RETAINED RESERVE FOR STOCKHOLDERS'
 (IN THOUSANDS)                     STOCK            STOCK     EARNINGS  SECURITIES       EQUITY
-------------------------------------------------------------------------------------------------

Balance at December 31, 1996        $--         $283,063    $2,934,116   $118,625    $4,993,088
Net income                           --               --       243,878         --       243,878
Cash dividends on common stock       --               --      (201,722)        --      (201,722)
Cash dividends on preferred          --               --       (17,786)        --       (17,786)
  stock
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --       258,838
Common stock issued under
  dividend reinvestment
  plan                               --               --            --         --           847
Common stock acquired                --               --            --         --       (32,016)
Tax benefit from nonqualified
  stock options                      --               --            --         --        14,524
Miscellaneous stock
  transactions                       --               --           108         --           108
Adjustment in valuation
  reserve for available-for-sale
  securities                         --               --            --     47,638        47,638
Restricted stock reclass             --               --       (10,829)                 (10,829)
Restricted stock activity, net       --               --         2,580         --        40,496
-------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $--         $283,063    $2,950,345   $166,263    $5,337,064
=================================================================================================

Balance at December 31, 1995   $269,375         $283,063    $2,996,787   $297,148    $5,364,180
Net income                           --               --       312,902         --       312,902
Cash dividends on common stock       --               --      (177,840)        --      (177,840)
Cash dividends on preferred
  stock                              --               --       (59,064)        --       (59,064)
Common stock issued through
  stock options and employee
  stock plans                        --               --            --         --        17,754
Common stock issued under
  dividend reinvestment plan         --               --            --         --         1,650
Common stock acquired                --               --            --         --        (5,220)
Conversion of preferred stock
  to common                    (129,375)              --            --         --        (7,267)
Miscellaneous stock
  transactions                       --               --            --         --            --
Adjustment in valuation
  reserve for available-
  for-sale securities                --               --            --   (268,011)     (268,011)
Amortization of restricted
  stock                              --               --         2,974         --         2,974
Common stock repurchased
  under repurchase plan              --               --            --         --      (143,260)
Restricted stock activity, net       --               --            --         --          (130)
-------------------------------------------------------------------------------------------------
Balance at September 30, 1996  $140,000         $283,063    $3,075,759    $29,137    $5,038,668
=================================================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                     1997        1996          1997          1996
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                                    (UNAUDITED)
Net income                                         $(126,954)      $(26,087)       $243,878     $312,902
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Provision for loan losses                       52,131         56,940         155,940      164,833
      (Gain) on sale of loans                        (11,003)          (423)        (24,945)     (14,403)
      (Gain) loss on sale of assets                   (6,515)           202         (16,488)       4,378
      Depreciation and amortization                   47,459         44,593         133,182      140,037
      FHLB stock dividend                            (21,582)       (13,497)        (46,686)     (52,069)
      Write-down of mortgage backed securities         7,744          8,766          20,166       23,251
      Transaction Related Charges                    278,751              -         278,751            -
      Market adjustment for securitization of
        REMIC                                        100,000              -         100,000            -
      Decrease (increase) in trading account
        securities                                     1,170          1,564           1,647       (1,913)
      Origination of loans held for sale          (1,218,625)      (754,633)     (3,479,940)  (2,652,548)
      Sale of loans held for sale                  1,087,815        755,430       3,248,089    2,641,082
      (Increase) decrease in other assets            (28,878)        23,141        (166,196)     364,369
      Increase in other liabilities                 (404,565)        79,458        (288,227)     319,428
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities           (243,052)       175,454         159,171    1,249,347
Cash Flows From Investing Activities
Purchases of available-for-sale securities          (149,547)      (559,968)     (2,004,161)  (3,043,689)
Principal payments and maturities of                 804,438        641,286       1,734,122    2,212,720
available-for-sale securities
Sales of available-for-sale securities               343,887      1,393,525       1,963,165    4,285,068
Purchases of held-to-maturities securities            (7,777)    (3,075,098)        (27,550)  (3,963,661)
Principal payments and maturities of                  67,238      3,201,413         302,332    4,366,884
held-to-maturity securities
Sales of loans                                         9,245         32,793          26,071       61,335
Principal payments on loans                        2,730,269      1,393,795       7,739,351    5,649,421
Origination and purchases of loans                (6,159,715)    (4,166,220)    (17,689,991) (12,335,540)
REO operations, net                                   57,691        135,601         292,537      406,957
(Purchases) dispositions of premises and             (35,278)       (25,015)        (83,605)     (68,976)
equipment, net
-----------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities           (2,339,549)    (1,027,888)     (7,747,729)  (2,429,481)
Cash Flows From Financing Activities
(Decrease) in deposits                              (470,649)        82,978      (1,369,450)    (866,673)
(Decrease) increase in annuities                      (4,441)         2,089           5,956       12,935
Increase (decrease) in federal funds and
  commercial paper purchased                         805,924        666,439       2,093,792      631,636
(Decrease) in securities sold under short-term
  agreements to repurchase                          (109,206)    (1,809,912)     (3,125,862)  (3,033,638)
Proceeds from securities sold under long-term
  agreements to repurchase                         3,240,934      1,273,670       7,195,188    1,847,751
Repayment of securities sold under long-term
  agreements to repurchase                        (3,309,573)      (262,691)     (4,408,407)    (465,363)
Proceeds from FHLB advances                       16,462,521      7,782,497      39,443,154   16,775,407
Payments on FHLB advances                        (14,117,520)    (6,950,850)    (32,813,109) (14,368,976)
Proceeds from trust preferred securities                  --             --         700,000           --
(Repayments) proceeds from other borrowings         (152,308)       185,984        (609,965)     292,139
Other capital transactions                           211,619       (142,570)        271,968     (133,470)
Cash dividends paid                                  (74,525)       (58,342)       (219,508)    (236,904)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities    2,482,776        769,292       7,163,757      454,844
-----------------------------------------------------------------------------------------------------------
      (Decrease) in cash and cash equivalents        (99,825)       (83,142)       (424,801)    (725,290)
      Cash and cash equivalents at beginning of    1,340,379      1,436,102       1,665,355    2,078,250
        period
-----------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period  $1,240,554     $1,352,960      $1,240,554   $1,352,960
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

        The merger with Great Western Financial Corporation ("GWFC") was accounted for as a pooling-of-interests. The assets, liabilities, stockholders' equity, and results of operations of GWFC have been recorded on the books of the Company at their values as carried on the books of GWFC, and no goodwill was created. Washington Mutual's financial information contained herein has been restated as if the respective companies had been combined for all periods presented.

2. EARNINGS PER SHARE

        Primary earnings per common share have been calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of shares outstanding for the period. Fully diluted earnings per common share assume conversion of the outstanding convertible preferred stock. Information used to calculate earnings per share was as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                      1997          1996         1997        1996
-------------------------------------------------------------------------------------------
                                                           (UNAUDITED)
Data Used to Compute Per Share Amounts
Net income                              $(126,954)     $(26,087)   $243,878     $312,902
Preferred stock dividends:
  Noncumulative Perpetual, Series C        (1,569)       (1,569)    (4,707)       (4,707)
  Noncumulative Perpetual, Series E          (936)         (936)    (2,808)         (936)
  Noncumulative Convertible
     Perpetual, Series D                        -        (2,100)          -       (6,300)
  Convertible (GWFC)                            -          (951)          -       (6,599)
  Nonconvertible cumulative, Series F      (3,424)       (3,424)   (10,272)      (10,272)
-------------------------------------------------------------------------------------------
Net income available to primary
common stock                            $(132,883)     $(35,067)   $226,091     $284,088

===========================================================================================

Net income                              $(126,954)     $(26,087)   $243,878     $312,902
Preferred stock dividends:
  Noncumulative Perpetual, Series C        (1,569)       (1,569)    (4,707)       (4,707)
  Noncumulative Perpetual, Series E          (936)         (936)    (2,808)         (936)
  Nonconvertible cumulative, Series F      (3,424)       (3,424)   (10,272)      (10,272)
-------------------------------------------------------------------------------------------
Net income available to fully diluted
  common stock                          $(132,883)     $(32,016)   $226,091     $296,987
===========================================================================================

Average common shares outstanding:
  Primary                              251,549,503  232,651,826  248,142,740 236,171,482
  Fully diluted                        252,351,852  232,651,826  250,085,026 242,055,940

        In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with


3. TRUST PREFERRED STOCK

        The Company is the guarantor of three separate issues of trust preferred securities. In December 1995, Great Western Financial Trust I ("GWFT I"), a wholly owned subsidiary of GWFC, issued $100.0 million of 8.25% Trust Originated Preferred Securities (the "preferred securities"). In connection with GWFT I's issuance of preferred securities, GWFC issued to GWFT I $103.1 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes"). The sole assets of GWFT I are and will be the subordinated notes. On January 27, 1997, Great Western Financial Trust II ("GWFT II"), a wholly-owned subsidiary of GWFC, issued $300.0 million of 8.206% Trust Originated Preferred Securities (the "preferred securities II"). In connection with FWFT II's issuance of the preferred securities II, GWFC issued to GWFT II $309.0 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes II"). The sole assets of GWFT II are and will be the subordinated notes II. On May 31, 1997, Washington Mutual Capital I("WMC I"), a wholly-owned subsidiary of Washington Mutual, issued $400.0 million of 8.375% Subordinated Capital Income Securities (the "capital securities"). In connection with WMC I's issuance of the capital securities, Washington Mutual issued to WMC I $412.0 million principal amount of its 8.375% Junior Subordinated Debentures, due 2027(the "subordinated debentures"). The sole assets of WMC I are and will be the subordinated debentures. GWFC's obligations under the subordinated notes and subordinated notes II were assumed by the Company. Washington Mutual's obligations under the subordinated notes, subordinated notes II and subordinated debentures and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the obligations of GWFT I under the preferred securities, of GWFT II under the preferred securities II and of WMC I under the capital securities.

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


4. CAPITAL STRUCTURE


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



7. SUBSEQUENT EVENTS

   In October 1997, the Company completed the securitization of $1.2 billion of residential mortgage loans from Great Western Bank's ("GWB") portfolio which the Company had previously identified as having both high loan-to-value ratios and borrowers with marginal credit history. These loans were transferred to a trust that issued five classes of securities. The securities have been retained by WMBFA and were placed in either the Company's available-for-sale or trading portfolio, as management deemed appropriate. The securities may subsequently be sold, from time to time, based upon management's future judgment of market conditions and execution capabilities. As a result, the identified loans were classified as held for sale as of September 30, 1997 and marked to the lower of cost or market with a charge to earnings of approximately $100.0 million.

                             WASHINGTON MUTUAL, INC.
                                LIST OF EXHIBITS

Exhibit                                                          Page
-------------------------------------------------------------------------------
27.1    Financial Data Schedule
