Form 10-K
period 1997-12-31
WASHINGTON MUTUAL INC
filed 1998-03-18
CIK 933136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                              REGISTERED
                  -------------------                    ------------------------------
                      Common Stock                          The Nasdaq Stock Market
7.60% Noncumulative Perpetual Preferred Stock, Series E     The Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998:
                       COMMON STOCK -- $15,530,272,661(1)

(1) Does not include any value attributable to 8,000,000 shares that are held in escrow and not traded.

     The number of shares outstanding of the issuer's classes of common stock as of January 31, 1998:

                         COMMON STOCK -- 257,781,511(2)

               (2) Includes the 8,000,000 shares held in escrow.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 21, 1998, are incorporated by reference into Part III.
================================================================================

                            WASHINGTON MUTUAL, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I......................................................    1
  ITEM 1. BUSINESS..........................................    1
     Overview...............................................    1
     Corporate Developments.................................    2
     Integration of Operations..............................    2
     Lending Activities.....................................    5
     Asset Quality..........................................    8
     Investing Activities...................................   10
     Sources of Funds.......................................   10
     Business Combinations..................................   12
     Employees..............................................   12
     Taxation of the Company................................   12
     Environmental Regulation...............................   13
     Regulation and Supervision.............................   14
     Competitive Environment................................   20
     Principal Officers.....................................   21
  ITEM 2. PROPERTIES........................................   22
  ITEM 3. LEGAL PROCEEDINGS.................................   23
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   23

PART II.....................................................   23
  ITEM 5. MARKET FOR WASHINGTON MUTUAL'S COMMON STOCK AND
     RELATED SECURITY HOLDER MATTERS........................   23
     Common Stock...........................................   23
     Preferred Stock........................................   23
     Payment of Dividends and Policy........................   24
  ITEM 6. SELECTED FINANCIAL DATA...........................   25
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     POSITION AND RESULTS OF OPERATIONS.....................   27
     General................................................   27
     Results of Operations..................................   28
     Review of Financial Position...........................   37
     Asset Quality..........................................   43
     Market Risk and Asset/Liability Management.............   50
     Liquidity..............................................   56
     Capital Adequacy.......................................   57
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   57
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................   57

PART III....................................................   57

PART IV.....................................................   57
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K....................................   57

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     With a history dating back to 1889, Washington Mutual Inc. ("Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small to mid-sized businesses. The Company operates principally in California, Washington, Oregon, Florida and Utah, but has operations in a total of 36 states. At December 31, 1997, the Company had consolidated assets of $96.98 billion, deposits of $50.99 billion and stockholders' equity of $5.31 billion. Through its subsidiaries, the Company engages in the following activities:

  Mortgage Lending and Consumer Banking Activities

     The Company's primary line of business is mortgage lending and consumer banking, which it conducts through its principal banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB"), and Washington Mutual Bank fsb ("WMBfsb"). At December 31, 1997, the Company operated approximately 1,100 consumer financial centers and home loan centers offering a full complement of mortgage lending and consumer banking products and services. In the first 10 months of 1997, the Company's banking subsidiaries were the leading originators of one-to-four family residential mortgage ("SFR") loans in California, Washington and Oregon.

     Washington Mutual Bank, FA. WMBFA's principal areas of operation are California and Florida, where at December 31, 1997, it operated 568 consumer financial centers. WMBFA also operates home loan centers in California, Florida and 21 additional states. At December 31, 1997, WMBFA had assets of $67.21 billion and deposits of $39.14 billion. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") primarily through the Savings Association Insurance Fund ("SAIF").

     Washington Mutual Bank. At December 31, 1997, WMB had assets of $26.02 billion and deposits of $11.47 billion. WMB operates in Washington, Oregon, Utah and Idaho, and at December 31, 1997, operated 250 consumer financial centers and 28 home loan centers. Its deposits are insured by the FDIC through the Bank Insurance Fund ("BIF") and the SAIF.

     Washington Mutual Bank fsb. At December 31, 1997, WMBfsb had assets of $1.06 billion and deposits of $454.5 million. WMBfsb operates in Utah, Idaho and Montana and, at December 31, 1997, operated 32 consumer financial centers and 4 home loan centers. WMBfsb's deposits are insured by the FDIC through the SAIF.

  Consumer Finance Activities

     Through Aristar, Inc. and its subsidiaries ("Aristar"), the Company makes direct consumer installment loans and purchases retail installment contracts from local retail establishments through a network of approximately 500 branch offices located in 22 states, primarily in the southeastern United States. It also accepts deposits through its industrial banks in Colorado and Utah. Aristar's business is generally conducted under the names Blazer, City Finance and First Community. At December 31, 1997, Aristar had assets of $2.54 billion and deposits of $163.2 million.

  Commercial Banking Activities

     At December 31, 1997, through Western Bank, the commercial banking division of WMB, the Company operated 47 Western financial centers and 23 business banking centers offering a range of commercial banking products and services to small to mid-sized businesses. WMB commenced its commercial banking activities through the acquisitions of Enterprise Bank ("Enterprise") in 1995 and Western Bank ("Western") in 1996.

   Securities Activities

     Broker-Dealer Activities. Through WM Financial Services, Inc. ("WM Financial"), Great Western Financial Securities Corporation ("GWFSC"), Composite Funds Distributor, Inc. ("CFDI") and Sierra Investment Services Corporation ("SISC"), the Company offers a broad range of securities brokerage services, including distribution of mutual funds. WM Financial and GWFSC make their registered representatives available for consultation regularly or by appointment in many of the Company's financial centers.

     Investment Advisor Activities. Composite Research & Management Co. ("Composite Research"), Sierra Investment Advisors Corporation ("SIAC") and SISC are registered investment advisors. At December 31, 1997, Composite Research was the investment advisor to eight mutual funds, and SIAC and SISC between them were the investment advisor to 36 mutual funds. At December 31, 1997, Composite Research had a total of $1.72 billion in funds under management in the eight mutual funds and SIAC and SISC had a total of $3.01 billion in funds under management in their mutual funds.

CORPORATE DEVELOPMENTS

     On December 20, 1996, Washington Mutual consummated the merger of Keystone Holdings, Inc. ("Keystone Holdings") with and into the Company and certain other transactions (the "Keystone Transaction") and thereby acquired American Savings Bank, F.A. ("ASB"). Washington Mutual issued 47,883,333 shares of common stock to complete the Keystone Transaction.

     On July 1, 1997, Washington Mutual consummated the merger of Great Western Financial Corporation ("GWFC") with and into a subsidiary of the Company (the "Great Western Merger"). All of GWFC's subsidiaries, including Great Western Bank, a Federal Savings Bank ("GWB") and Aristar, became subsidiaries of the Company. The Company issued 125,649,551 shares of common stock in the Great Western Merger.

     On October 1, 1997, GWB was merged with and into ASB. Simultaneously, the name of ASB was changed to Washington Mutual Bank, FA. The Company has announced that it intends to operate all of its former Great Western Bank and American Savings Bank consumer financial and home loan centers under the Washington Mutual name commencing in 1998.

     The above mentioned transactions were accounted for as poolings of interests. See "Consolidated Financial Statements -- Note 2: Business Combinations/Restructuring."

     On December 31, 1997, the Company and SAFECO Corporation ("SAFECO") completed the formation of a strategic alliance to distribute SAFECO and other annuities through the Company's consumer financial center network. As part of this alliance, SAFECO acquired the Company's insurance subsidiary, WM Life Insurance Co. ("WM Life").

INTEGRATION OF OPERATIONS

     This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, there can be no assurance that the cost savings and revenue enhancements described herein will be achieved in the amounts or within the time periods currently estimated. See "Cautionary Statements" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

     The integration of ASB and its subsidiaries with the Company is substantially complete. All major back office functions and data processing systems were consolidated and the deposit and loan processing systems were converted to the Company's systems by the end of the third quarter of 1997. At the beginning of 1997, the Company introduced its "Free Checking" product into the ASB system, which resulted in approximately

83,000 net new checking accounts in 1997. The Company also introduced its full line of SFR loan products and standardized loan pricing throughout the ASB lending system.

     The integration of GWFC and its subsidiaries with the Company is proceeding on schedule. Administration of payroll, employee benefit plans, incentive compensation systems, and accounts payable were consolidated effective January 1, 1998. The conversion of the deposit and loan processing systems is scheduled for the second quarter of 1998.

     During the fourth quarter of 1997, the Company's "Free Checking" product was introduced at GWB consumer financial centers in California and Florida. This introduction resulted in approximately 79,000 net new accounts during that quarter, after having net account losses of approximately 134,000 during the first nine months of the year. The Company also introduced its full line of SFR loan products and standardized loan pricing throughout the GWB lending system.

     Prior to the Great Western Merger, the Company estimated that 100 ASB and GWB consumer financial centers would be consolidated as a result of the Great Western Merger. Also prior to the Great Western Merger, GWFC identified five consumer financial centers for closure. In November 1997, the Company identified an additional 85 consumer financial centers for closure. A total of 90 consumer financial center closures are expected to be completed in the third quarter of 1998.

     The Company estimated $334 million in revenue enhancements as a result of the Great Western Merger to be realized fully in 1999 with an approximately $173 million increase during 1998. For 1999, total fee increases of $88 million were projected with the remaining $246 million resulting from an incremental increase in net interest income. Based upon the success of the introduction of the "Free Checking" product in the GWB system, and the additional experience gained from operating the combined Company for six months, management believes the estimated fee enhancements are reasonable and will be realized as anticipated.

     The increase in net interest income was projected to result from the leveraging of the additional capital generated by the Great Western Merger. The rate of growth during the second half of 1997 was consistent with the projections presented at the time of the Great Western Merger. However, during the fourth quarter of 1997, the yield on a 10-year U.S. government note declined approximately 36 basis points while the yield on a three-month U.S. treasury bill increased 25 basis points. This change in the interest rate environment is expected to result in an increase in loan refinancing and prepayment of existing loans as well as in fixed-rate loans being more attractive to borrowers than adjustable-rate mortgage ("ARM") loans. Because it is the Company's practice to sell most conforming fixed-rate SFR loans, the persistence of lower interest rates and a narrow spread between short and long-term interest rates for an extended period of time will result in higher fixed-rate originations, making full realization of the net interest income revenue enhancements difficult. The Company expects that this will be partially mitigated by gains from the sale of an increased amount of conforming fixed-rate SFR loans.

     Annual cost savings before taxes of $340 million were projected as part of the benefits of the Great Western Merger. Approximately $208 million savings were originally anticipated for 1998, with the full benefit being realized in 1999. Realization of cost savings during 1998 may be negatively affected by an estimated $60 to $80 million in one-time incremental transaction costs to merge systems and provide customer support during the conversion period. These expenses are in addition to the transaction-related expenses accrued in the third quarter of 1997 and the transaction-related period costs incurred during 1997. The Company does not currently expect there to be significant transaction costs related to the Great Western Merger in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Expense."

  Cautionary Statements

     Increased Origination of Loans May Not Be Achieved. Washington Mutual's business plan assumes that it will be able to increase net interest income by originating and retaining a greater volume of loans than either Washington Mutual or GWB would have on a stand-alone basis. To the extent that the Company is not able to generate a sufficient volume of new loans or retain such loans in its portfolio at the levels or of the types assumed in the business plan and forward-looking statements, the estimates of future net income contained therein may differ materially from actual results.

     Cost Savings May Not Be Realized. No assurance can be given that the cost savings which are anticipated through the consolidation of consumer financial centers and home loan centers of WMBFA and of administrative functions of the Company will be achieved or will occur in the time periods anticipated. In addition, when consumer financial centers are consolidated or closed, financial institutions often lose customers and deposits as a result. To the extent that the Company loses customers or deposits significantly in excess of the amount anticipated, the operations of the Company could be materially adversely affected, particularly in the short term. The forward-looking statements assume, based on Washington Mutual's historical experience following acquisitions, that the deposit base of the Company will remain substantially intact during the period presented in the forward-looking statements. To the extent that the change in ownership of GWB, the consolidation of branches of WMBFA or other factors result in a significant temporary or long-term loss of deposits, actual results of operations may vary materially from the forward-looking information presented.

     Consumer Banking Expansion Risks. The forward-looking statements assume an increase in fee income from the Company's consumer banking operations. The sources of these fee increases include introduction of a debit card, a new pricing policy for checking account services in California and Florida revised policies for checking account services in accordance with Washington Mutual's programs, implementation of the Company's checking programs throughout the WMBFA system and improved revenues in financial services subsidiaries. Washington Mutual has relatively limited experience with the introduction of these business initiatives in California and Florida, where the greatest expansion of consumer banking activities is expected to occur. Accordingly, there can be no assurance that the Company's emphasis on consumer banking activities will be successful in the California or Florida markets or that any increase in fee income anticipated by the forward-looking statements will be achieved.

     Concentration of Operations in California. At December 31, 1997, 52% of Washington Mutual's loan portfolio was concentrated in California. In addition, at December 31, 1997, approximately three quarters of the Company's deposits were on deposit at consumer financial centers in California. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions, and particularly the conditions in the single-family and multi-family residential markets, in California. If economic conditions generally, or in California in particular, worsen or if the market for residential real estate declines, the Company may suffer decreased net income or losses associated with higher default rates and decreased collateral values on its existing portfolio, and may not be able to originate the volume or type of loans or achieve the level of deposits and mutual fund assets currently anticipated.

     The forward-looking statements regarding the Company's results of operations assume that the California economy and real estate market will remain healthy. A worsening of current economic conditions or a significant decline in real estate values in California could cause actual results to vary materially from the forward-looking statements.

     Interest Rate Risk. Washington Mutual realizes its income principally from the differential between the interest earned on loans, investments and other assets and the interest paid on interest-bearing liabilities. Net interest spreads are affected by the difference between the repricing characteristics of interest-earning assets and deposits and other borrowings. Market interest rates have an impact on the volume and rates on loans, investments, deposits and borrowings. Significant fluctuations in interest rates and spreads may adversely affect net income. In addition, at the end of 1997, long-term interest rates declined dramatically and the yield curve became much flatter. In this type of interest rate environment, the Company's customers tend to prefer fixed-rate loans to ARMs, and thus, the Company's ability to grow its asset size by retaining ARMs in its portfolio could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Market Risk and Asset/Liability Management."

     Competition. Washington Mutual faces significant competition both in attracting and retaining deposits and in making loans in all of its markets. The most direct competition has historically come from other savings institutions, credit unions, mortgage companies, insurance companies, commercial banks, and other institu-tional lenders doing business in the Company's market areas of California, Washington, Oregon, Florida and Utah. Competition from commercial banks has been particularly strong due to their extensive distribution systems. As with all banking organizations, however, the Company has experienced increasing competition from nonbanking sources, including mutual funds, securities brokerage companies and government-sponsored enterprises ("GSEs") such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Some of these competitors have significantly greater financial resources, larger market share and greater name recognition than the Company. There can be no assurance that competition from such sources will not increase in the future and adversely affect the Company's ability to achieve its financial goals. In addition, the Company's lending activities are heavily influenced by competitive factors such as the lower cost structure of less regulated originators and the influence of GSEs in establishing rates.

LENDING ACTIVITIES

  General

     The Company's principal lending activities are carried on through its banking subsidiaries, WMBFA, WMB and WMBfsb, and through Aristar. At December 31, 1997, the Company's total loan portfolio of $67.81 billion (exclusive of reserve for loan losses) included $53.43 billion of SFR loans; $877.4 million of SFR construction loans; $6.61 billion of mortgage loans secured by commercial real estate such as apartment buildings, office buildings, warehouses and shopping centers; $1.08 billion of loans secured by manufactured housing; $2.73 billion of consumer loans; $2.31 billion of consumer finance loans; and $772.5 million of commercial business loans. For a discussion of the fair value of the loan portfolio, see "Consolidated Financial Statements -- Note 28: Fair Value of Financial Instruments."

     Washington state law gives state-chartered savings banks such as WMB broad lending powers, subject to certain statutory restrictions on total investment in different types of loans. WMB may make loans secured by residential and commercial real estate, secured and unsecured consumer loans, and secured and unsecured commercial loans. WMBFA and WMBfsb, as federally chartered institutions, have somewhat narrower lending authority but can make loans secured by residential and commercial real estate, certain secured and unsecured consumer loans, and a limited amount of secured and unsecured commercial loans.

  SFR and SFR Construction Loans

     General. The bulk of the Company's residential loan portfolio is in California, Washington, Oregon, Florida and Utah. All of the Company's residential mortgage lending is subject to nondiscriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of Company personnel, depending on the size and characteristics of the loan.

     The Company requires title insurance on all first liens on real property securing loans and also requires that fire and casualty insurance be maintained on properties in an amount at least equal to the total of the Company's loan amount plus all prior liens on the property or the replacement cost of the property, whichever is less.

     Under federal regulations, a real estate loan made by a depository institution may not exceed 100% of the appraised value of the property at the time of origination. In addition, depository institutions are required by regulation to adopt written policies that establish appropriate limits and standards for real estate loans and to consider certain regulatory guidelines in establishing these policies. These guidelines specify that depository institutions should not originate any commercial, multi-family or nonowner-occupied SFR loan (including builder construction loans) with an initial loan-to-value ratio in excess of 85%. The guidelines further provide that depository institutions should not originate any owner-occupied SFR loan with a loan-to-value ratio of 90% or above at origination, unless such loan is protected by an appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. These real estate lending guidelines recognize that it may be appropriate for a depository institution to originate mortgage loans with loan-to-value ratios exceeding these specified levels, provided that the aggregate amount of all loans in excess of these limits does not exceed a specified level of such depository institution's total capital and such loans are identified in the depository institution's records and reported at least quarterly to its board of directors. At December 31, 1997, 3% of the Company's SFR loan portfolio had loan-to-value ratios of 90% or above at origination and were without mortgage insurance.

     SFR Lending. In the first 10 months of 1997, the Company's banking subsidiaries were the leading originators of SFR loans in California, Washington and Oregon. The Company makes available to borrowers a full range of SFR loans, including FHA-insured and VA-guaranteed loans, conventional fixed-rate loans with a variety of maturities and amortization schedules, and ARMs. ARMs are advantageous to the Company because adjustable-rate loans better match the Company's natural liability base. In recent years, and particularly in the California market, the Company has emphasized the origination of ARMs. The primary ARM products presently being offered are either indexed to the Cost of Funds Index of the Eleventh District Federal Home Loan Bank (San Francisco) ("COFI") or to the one-year Moving Treasury Average ("MTA"). During 1997, 69% of loan originations were ARMs and 31% had a fixed rate. Under the Company's current ARM programs, the borrower may choose among loans that have the initial interest rate fixed for one, three or five years before the adjustments begin. Currently, such ARMs have annual payment adjustments caps of 7.5% per year. Under most options, the borrower may elect, between the sixth and the sixtieth months, to convert to a fixed-rate loan payable over the remainder of the original term. There is no conversion fee, and the fixed interest rate is indexed to the then-current required net yield for loans sold to FNMA.

     The Company originates loans through its consumer financial centers in Washington, Oregon, Utah, Idaho and Montana, and through home loan centers throughout its franchise. The Company intends to introduce loan originations through its consumer financial centers in California and Florida in 1998. The Company also originates nearly half of its loans through loan brokers. To monitor credit quality, the Company conducts extensive due diligence and reviews the stability and credit experience of each broker prior to accepting any loan packages. Loan production from the wholesale channel is subjected to the same underwriting standards as loan production from the home loan centers.

     The Company originates loans for its portfolio that meet secondary market standards established by GSEs ("conforming" loans) as well as those that meet the Company's underwriting standards but do not conform to the requirements of the GSEs for sale in the secondary market ("nonconforming" loans). Nonconforming loans comprised approximately half of 1997's total residential originations. These loans may be nonconforming because they exceed the maximum amount allowed by the secondary market ("jumbo loans"), because the loan documentation lacks some information relating to the borrower's credit or employment history unrelated to the value of the collateral, or because the borrower's credit history does not meet secondary market standards. All nonconforming loans are fully supported by appraisals and title insurance. In addition, the loan-to-value requirements are generally lower for nonconforming loans than for conforming loans and decrease as the amount of the loan increases. The delinquency experience on the Company's nonconforming loan portfolio as a whole has not been significantly higher than on conforming loans.

     SFR Construction Loans. The Company provides financing for two different categories of SFR construction loans. A custom construction loan is made to the intended occupant of a house to finance its construction and typically is combined with the permanent financing of the constructed home. Builder construction loans are made to borrowers who are in the business of building homes for resale. Builder construction loans are made either on a house-by-house basis or, in certain circumstances, through a collateralized, limited line of credit. Builder construction lending involves somewhat more risk than custom construction loans and involves different underwriting considerations. All SFR construction loans require approval by various levels of Company personnel, depending on the size and characteristics of the loan. SFR construction loans for nonconforming residential properties (properties other than single-family detached houses) are subject to more stringent approval requirements than loans for conforming properties.

     SFR construction loans are an integral part of the Company's overall lending program. Builder construction loans are of short duration, generally 12 to 18 months and are generally priced at a higher rate than are permanent residential loans. In addition, SFR construction loans provide a source of SFR loans.

Custom Construction loans may be of short duration, generally 9 to 12 months, or maybe 15 to 30 years if combined with permanent financing.

     At December 31, 1997, 61% of the SFR construction portfolio was custom construction loans and 39% was builder construction loans. Originations of SFR construction loans for 1997 totaled $1.45 billion, an increase of 12% from $1.29 billion in 1996. Substantially all of the 1997 SFR construction loan originations were made in Washington, Oregon and Utah.

  Commercial Real Estate Loans

     Commercial real estate lending generally entails greater risks than residential mortgage lending. Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, particularly the interest rate environment. Commercial real estate values tend to be cyclical and, while commercial real estate values have trended upward in many areas of the country in 1997, management carefully monitors the commercial real estate environment to determine the level of the Company's activity in this area.

     In all commercial real estate lending, the Company considers the location, marketability and overall attractiveness of the project. Washington Mutual's current underwriting guidelines for commercial real estate loans require an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. Commercial real estate loans require approval at various levels of Company personnel, depending on the size and characteristics of the loan.

     Historically, the Company focused its commercial real estate lending on small to mid-sized apartment lending (loans of $2.5 million or less). During 1996 and 1997, the Company began to broaden its lending scope by originating $295.4 million and $495.0 million of nonresidential real estate loans, compared to $549.0 million and $691.6 million of apartment loans. This change in emphasis was occasioned in part by the acquisitions of Enterprise and Western and the development of the Company's commercial banking operations. Both the Enterprise and Western commercial real estate portfolios are predominantly nonresidential commercial real estate. As the amount of commercial real estate lending increases, the risk characteristics of the Company's commercial loan portfolio will generally increase.

  Loan Securitization

     The Company from time to time, depending on its asset and liability management strategy, converts a portion of its SFR loans into either FHLMC participation certificates, GNMA mortgage-backed securities or FNMA mortgage-backed securities (collectively, "MBS"). This securitization of its loans provides the Company with increased liquidity both because the MBS are more readily marketable than the underlying loans and because they can be used as collateral for borrowing.

     The Company generally securitizes a substantial portion of its fixed-rate SFR loan production in order to sell the MBS in the secondary market. These fixed-rate loans are generally securitized and sold without recourse and become obligations of the applicable GSE. Generally, the servicing of the loans is retained by the Company with the servicing fee income fixed by the relevant GSE.

     In 1995, 1996 and 1997, the Company securitized loans with FHLMC and FNMA under programs in which the GSE has recourse against the originator of the loans ("Recourse MBS"). These securitizations primarily involve ARMs and are generally less costly and may require less documentation than securitizations without recourse. These Recourse MBS are generally saleable in the secondary market and can be used as collateral for borrowings and to meet regulatory liquidity requirements. The Company has retained the majority of Recourse MBS. The Company has also sold Recourse MBS and has established a contingent liability to cover the estimated recourse obligation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

     When MBS composed of loans originated by the Company's banking subsidiaries are owned by such banking subsidiaries, they are serviced in the same manner as any other loan in the loan portfolio. In addition, when loans sold with recourse become nonperforming, the loans are included in the Company's total nonaccrual assets.

  Manufactured Housing, Second Mortgage and Other Consumer Loans

     WMB and WMBfsb offer consumer loans programs in Washington, Oregon, Utah, Idaho and Montana that include (i) manufactured housing loans, (ii) second mortgage loans for a variety of purposes, including purchase, renovation, or remodeling of property, and for uses unrelated to the security, (iii) loans for the purchase of automobiles, pleasure boats and recreational vehicles, (iv) student loans, and (v) loans for general purposes, including secured and unsecured loans made under Washington Mutual's line of credit programs. Consumer loans, in addition to being an important part of the Company's orientation toward consumer financial services, provide greater net interest income due to their generally higher yields. The size of the consumer loan portfolio has grown in recent years. Management has begun to introduce these products into WMBFA's service area. Lending in this area may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

     Consumer loans generally are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness, including such factors as income, other indebtedness and credit history. Lines of credit are subject to periodic review, revision and, when deemed appropriate by the Company, cancellation as a result of changes in the borrower's financial circumstances.

  Consumer Finance Loans

     Aristar makes direct consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. Installment loans typically have original terms ranging from 12 to 360 months, and for 1997 originations had an average original term of 72 months. In the year ended December 31, 1997, 61% of the originations of all installment loans were unsecured or secured by luxury goods, automobiles or other personal property, with the remaining 39% secured by real estate. Retail installment contracts are generally acquired without recourse to the originating merchant. These contracts are typically written with original terms of from three to 60 months and for 1997 had an average original term of 27 months.

     Aristar's operations are currently located in 22 states, primarily in the southeastern United States. The Company anticipates that Aristar will significantly increase its lending volume in Texas as a result of changes in Texas law which permit non-purchase money home equity lending for the first time, commencing January 1, 1998. These changes allow borrowers to obtain loans for a variety of purposes, such as renovation and remodeling of property, as well as, for the first time, for uses unrelated to the security.

  Commercial Business Loans

     The Company, primarily through the Western Bank division of WMB, offers a full range of commercial banking products and services. The Company's commercial business loans are mainly loans to individuals and to small to mid-sized businesses, and they are secured by a variety of business and personal assets or, in some cases, are unsecured. In 1997, the Company originated $669.6 million of commercial business loans, and the commercial business loan portfolio totaled $772.5 million at December 31, 1997.

ASSET QUALITY

  General

     Washington Mutual's comprehensive process for identifying impaired assets, classifying assets and asset review is performed on a quarterly basis. The objective of the review process is to identify any trends and determine the levels of loss exposure to evaluate the need for an adjustment to the reserve accounts. Reserves are maintained for assets classified as substandard or doubtful. Any portion of an asset classified as loss is immediately written off or specifically reserved.

     The principal measures of asset problems are the levels of nonaccrual loans and foreclosed assets, the levels of impaired loans, the amount of the provision for loan losses, the amount of loan charge offs, and writedowns in the value of foreclosed assets. In 1997, the Company changed its accounting policy with respect to reserving for losses on loans securitized and retained. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Asset Quality."

     Management ceases to accrue interest income on any loan that is four payments or more delinquent (generally beyond 90 days) and reserves all interest accrued up to that time. In addition, when circumstances indicate concern as to the future collectibility of the principal of a commercial real estate or commercial business loan, management stops accruing interest on the loan, whether or not it has reached the four payment delinquency point. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans on which interest is not being accrued are referred to as loans on nonaccrual status.

  Foreclosed Assets

     Real estate or personal property that served as security for a defaulted loan and becomes a foreclosed asset is recorded on the Company's books at the lower of the outstanding loan balance (net of any reserves charged off) or fair value, the determination of which takes into account the effect of sales and financing concessions that may be required to market the property. If management's estimate of fair value at the time a property is foreclosed is less than the loan balance, the loan is written down at that time by a charge to the reserve for loan losses. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Asset Quality."

  Provision for Loan Losses and Reserve for Loan Losses

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

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews the Company's loan portfolio for specific weaknesses. Commercial real estate, commercial business and builder construction loans are evaluated individually for impairment. This detailed analysis includes estimating the fair value of loan collateral and assessing the potential existence of alternative sources of repayment. When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss or impairment has incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

     Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio that has not yet been identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures.

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

INVESTING ACTIVITIES

     Washington Mutual has authority under Washington state law to make any investment, but Washington Mutual's banking subsidiaries are subject to investment restrictions imposed by state and federal law. Under Washington state law, WMB has authority, subject to a numerical limit, to make any investment deemed prudent by its board of directors, and may invest in commercial paper, corporate bonds, mutual fund shares, debt and equity securities issued by creditworthy entities and interests in real estate located inside or outside of Washington state. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, prohibits a state bank (such as WMB) from making or retaining equity investments that are not permissible for a national bank, subject to certain exceptions.

     WMBFA and WMBfsb have authority to make investments specified by the Home Owners' Loan Act ("HOLA") and applicable regulations, including the purchase of governmental obligations, investment-grade commercial paper, and investment-grade corporate debt securities. Despite these broad investment powers, at December 31, 1997, MBS accounted for $22.87 billion or 95% of the Company's total investment portfolio. Of MBS, at December 31, 1997, 91% were GSE MBS. The remainder, $2.09 billion, were private-issue MBS and collateralized mortgage obligations ("CMOs"). See "Consolidated Financial Statements -- Note 4:
Securities."

     Historically, the yield on private-issue MBS, CMOs, and purchased loan pools has exceeded the yield on GSE MBS because they expose the Company to certain risks that are not inherent in GSE MBS, such as credit risk and liquidity risk. These assets are not guaranteed by the U.S. government or one of its agencies because the loan size, underwriting or underlying collateral of these assets often does not meet set industry standards. Consequently, there is a higher potential of loss of the principal investment. Additionally, the Company may not be able to sell such assets in certain market conditions as the number of interested buyers may be limited at that time. Furthermore, the complex structure of certain CMOs in the Company's portfolio increases the difficulty in assessing the portfolio's risk and its fair value. Examples of some of the more complex structures include certain CMOs where the Company holds subordinated tranches, certain CMOs that have been resecuritized and certain securities that contain a significant number of loans with principal balances in amounts larger than can be sold as GSE MBS.

     The Company has instituted a policy of performing credit reviews on each individual security or loan pool prior to purchase. Such a review includes consideration of the collateral characteristics, borrower payment histories and information concerning loan delinquencies and losses of the underlying collateral. After a security is purchased, similar information is monitored on a periodic basis. Furthermore, the Company has established internal guidelines limiting the geographic concentration of the underlying collateral.

SOURCES OF FUNDS

  Deposits

     The Company offers money market deposit accounts ("MMDAs") and checking accounts as well as the more traditional savings accounts and time deposit accounts. The MMDAs generally require higher minimum balances and offer higher yields than savings accounts. The Company offers checking accounts that both bear interest and are noninterest bearing. The interest-bearing checking accounts are subject to monthly service charges, unless a minimum balance is maintained. The vast majority of the noninterest-bearing checking accounts have no monthly fees.

     At December 31, 1997, the Company had $50.99 billion in deposits, of which $28.13 billion were time deposit accounts, $14.94 billion were MMDAs and savings accounts; and $7.91 billion were checking accounts. Although 55% of deposits at the end of 1997 were time deposit accounts, $23.41 billion or 83% of total time deposit accounts had remaining maturities of one year or less.

     At December 31, 1997, $3.53 billion of the Company's total deposits did not bear interest. Since 1995, WMB and WMBfsb have been actively promoting a "Free Checking" account, and the Company introduced this product into its California and Florida operations during 1997. This account has helped to reduce the overall cost of funds by increasing the percentage of deposits that are noninterest bearing. The Company expects to continue to actively promote its "Free Checking" account throughout its markets.

     The Company has also actively promoted MMDAs because, while a somewhat volatile source of deposits, they have the advantage of being variable-rate liabilities. At December 31, 1997, the Company had an aggregate of $11.67 billion in MMDAs and only $3.27 billion in regular savings accounts.

     Wholesale deposits, primarily time deposit accounts, are offered to political subdivisions and public agencies. The Company considers wholesale deposits to be a borrowing source rather than a customer relationship.

  Borrowings

     Because deposits have declined in recent years, the Company has increasingly relied on wholesale borrowings to fund its asset growth. Borrowings include securities sold under agreements to repurchase ("reverse repurchase agreements"), the purchase of federal funds, the issuance of mortgage-backed bonds or notes, capital notes and other types of debt securities, the issuance of commercial paper and funds obtained as advances from the Federal Home Loan Bank ("FHLB") of Seattle and the FHLB of San Francisco. The Company also has access to the Federal Reserve Bank's discount window. Under Washington state law, WMB may borrow up to 30% of total assets, but reverse repurchase agreements are not deemed borrowings under such law, and borrowings from federal, state or municipal governments, agencies or instrumentalities, including the FHLBs, also are not subject to the 30% limit.

     The Company actively engages in reverse repurchase agreements with authorized broker-dealers and major customers, selling U.S. government and corporate debt securities and MBS under agreements to repurchase them or similar securities at a future date. At December 31, 1997, the Company had $12.28 billion of such borrowings.

     WMB and WMBfsb are members of the FHLB of Seattle and WMBFA is a member of the FHLB of San Francisco. As members, each company maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. At year-end 1997, WMBFA, WMB and WMBfsb had credit lines ranging from 40% to 45% of total assets. At December 31, 1997, advances under these credit lines totaled $20.30 billion and were secured by mortgage loans and deeds of trust and securities of the U.S. government and agencies thereof.

     Federal law requires that a member of an FHLB pay in to the FHLB, in exchange for stock of the FHLB, an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. At December 31, 1997, the Company held stock in FHLBs with an aggregate value of $1.06 billion.

     In addition to the borrowings discussed above, at December 31, 1997, the Company was in a position to obtain approximately $21 billion in additional borrowings, primarily through the use of collateralized borrowings and deposits of public funds using unpledged mortgage-backed securities and other wholesale borrowing sources. See "Management's Discussion and Analysis of Financial Position and Results of Operation -- Liquidity."

BUSINESS COMBINATIONS

     Most of the Company's growth since 1988 has occurred as a result of banking business combinations. The following table summarizes Washington Mutual's business combinations since April 1988:

                                                                                           NUMBER OF
          ACQUISITION NAME             DATE ACQUIRED     LOANS     DEPOSITS     ASSETS     LOCATIONS
          ----------------             --------------  ---------   ---------   ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Columbia Federal Savings Bank and
  Shoreline Savings Bank.............  April 29, 1988  $   551.0   $   555.0   $   752.6        26
Old Stone Bank(1)....................  June 1, 1990        229.5       292.6       294.0         7
Frontier Federal Savings
  Association(2).....................  June 30, 1990          --        95.6          --         6
Williamsburg Federal Savings
  Bank(2)............................  Sept. 14, 1990         --        44.3          --         3
Vancouver Federal Savings Bank.......  July 31, 1991       200.1       253.4       260.7         7
CrossLand Savings, FSB(2)............  Nov. 8, 1991           --       185.4          --        15
Sound Savings and Loan Association...  Jan. 1, 1992         16.8        20.5       23.51
World Savings and Loan
  Association(2).....................  March 6, 1992          --        37.8          --         2
Great Northwest Bank.................  April 1, 1992       603.2       586.4       710.4        17
Pioneer Savings Bank.................  March 1, 1993       624.5       659.5       926.5        17
Pacific First Bank, A Federal Savings
  Bank...............................  April 9, 1993     3,770.7     3,831.7     5,861.3       129
Far West Federal Savings Bank(2).....  April 15, 1994         --        42.2          --         3
Summit Savings Bank..................  Nov. 14, 1994       127.5       169.3       188.1         4
Olympus Bank, a Federal Savings
  Bank...............................  April 28, 1995      237.8       278.6       391.4        11
Enterprise Bank......................  Aug. 31, 1995        92.8       138.5       153.8         1
Western Bank.........................  Jan. 31, 1996       500.8       696.4       776.3        42
Utah Federal Savings Bank............  Nov. 30, 1996        88.9       106.7       122.1         5
American Savings Bank, F.A...........  Dec. 20, 1996    14,562.9    12,815.4    21,893.5       224
United Western Financial Group.......  Jan. 15, 1997       272.7       299.9       404.1        16
Great Western Financial
  Corporation........................  July 1, 1997     32,448.3    27,785.1    43,769.8     1,138

---------------

(1) This was an acquisition of selected assets and liabilities.

(2) The acquisition was of branches and deposits only. The only assets acquired were branch facilities or loans collateralized by acquired savings deposits.

     See "Consolidated Financial Statements -- Note 2: Business
Combinations/Restructuring" for a discussion of accounting treatment for certain of the acquisitions.

EMPLOYEES

     The number of full-time equivalent employees at the Company decreased from 19,906 at December 31, 1996 to 19,880 at December 31, 1997. The Company believes that it has been successful in attracting quality employees and believes its employee relations are good.

TAXATION OF THE COMPANY

  General

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

  Tax Bad Debt Reserve Recapture

     The Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMBFA, WMB and WMBfsb, generally recapture for federal income tax purposes that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, Washington Mutual will have to pay an additional approximately $4.2 million (based upon current federal income tax rates) in federal income taxes each year of the six-year period due to the Job Protection Act.

     The Job Protection Act also repeals the reserve method of accounting for tax bad debt deductions and, thus, requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

  State Income Taxation

     The state of Washington does not currently have a corporate income tax. Washington imposes on businesses a business and occupation tax based on a percentage of gross receipts. Currently, interest received on loans secured by first mortgages or deeds of trust on residential properties is not subject to such tax. However, it is possible that legislation will be introduced that would repeal or limit this exemption.

     The states of California, Oregon, Florida, Utah, Idaho and Montana, as well as many of the other states in which the Company does business, have corporate income taxes, which are imposed on companies doing business in those states. The Company's operations in California, Oregon and Florida result in substantial corporate income tax expenses in such states. As the Company's operations in the remaining states increase, the corporate income taxes will have an increasing effect on the Company's results of operations or financial condition.

  Assistance Agreement

     As a result of the Keystone Transaction, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings & Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FRF"), which is designed, in part, to provide that over time 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West Federal Savings and Loan Association ("New West") are paid ultimately to the FRF. The provision for such payments is reflected in the financial statements as "Provision for payments in lieu of taxes." See "Management's Discussion and Analysis of Financial Position and Results of Operations -- General -- The Keystone Transaction" and "Consolidated Financial Statements -- Note 19: Payments in Lieu of Taxes."

ENVIRONMENTAL REGULATION

     The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company both as an owner of properties used in or held for its business, and as a secured lender of property that is found to contain hazardous substances or wastes.

     Further, although CERCLA exempts holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may affect the Company's decision whether to foreclose on property that is found to be contaminated. It is the Company's general policy to obtain an environmental assessment prior to foreclosure of commercial property. The existence of hazardous substances or wastes on such property may cause the Company to elect not to foreclose on the property, thereby limiting, and in some instances precluding, the Company from realizing on such loans.

REGULATION AND SUPERVISION

     General. Washington Mutual, in its capacity as a savings and loan holding company, is subject to regulation by the Office of Thrift Supervision ("OTS"). WMB is subject to regulation and supervision by the Director of the Department of Financial Institutions of the State of Washington ("State Director"). Its deposit accounts are insured by the FDIC through both the BIF and SAIF. The FDIC undertakes examination and regulation of WMB and other state-chartered banks that are not members of the Federal Reserve system ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings. WMBFA and WMBfsb are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured through the SAIF by the FDIC, which also has some authority to regulate WMBFA and WMBfsb.

     The Company owns two industrial banks, First Community Industrial Bank ("FCIB") in Denver, Colorado and Great Western Thrift & Loan ("GWTL") in Salt Lake City, Utah. FCIB and GWTL (collectively, the "Industrial Banks") are state chartered institutions which are regulated by state authorities in addition to being regulated by the FDIC. State laws specify the investments which these institutions may make and the activities in which they may engage.

     The Company's consumer finance subsidiaries are governed by state and federal laws. Federal laws relate primarily to fair credit practice matters. State laws establish applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

     The description of statutory provisions and regulations applicable to depository institutions, insurance companies, securities companies and their holding companies set forth in this annual report does not purport to be a complete description of the statutes and regulations mentioned herein, nor of all such statutes and regulations.

     Holding Company Regulation. The Company is a multiple savings and loan holding company, as defined by federal law, because it owns three savings associations -- WMB, WMBFA and WMBfsb. WMB has elected to be treated as a savings association for purposes of the federal savings and loan holding company law. WMI is treated as a unitary savings and loan holding company and is not subject to certain federal statutory restrictions on activities and investments (the "MHC Restrictions") as are some multiple savings and loan holding companies, because WMBFA and WMBfsb are deemed to have been acquired in supervisory transactions. The Company will become subject to the MHC Restrictions, however, if any one of WMB, WMBFA or WMBfsb fails to be a qualified thrift lender ("QTL"), meaning generally that either (i) at least 65% of a specified asset base must consist of loans to small businesses, including credit card loans, educational loans or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of total assets must consist of cash, United States government or government agency debt or equity securities, fixed assets, or loans secured by deposits, by real property used for residential, educational, church, welfare or health purposes, or by real property in certain urban renewal areas. Failure to remain a QTL also would impose conditions on WMB's ability to obtain advances from the FHLB, and would restrict the ability of WMBFA and WMBfsb, among other things, to branch, to pay dividends and to obtain such advances. Each of WMB, WMBFA and WMBfsb are currently in compliance with QTL standards.

     HOLA and OTS regulations require the Company, as a savings and loan holding company, to file periodic reports with the OTS. In addition, it must observe such recordkeeping requirements as the OTS may prescribe and is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association. WMB, WMBFA and WMBfsb, as holding company subsidiaries that are depository institutions, are subject to both qualitative and quantitative limitations on the transactions they conduct with the Company and its other subsidiaries.

     The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses incurred by the FDIC in connection with the default of a commonly controlled depository institution or with the FDIC's provision of assistance to such an institution. Institutions are commonly controlled if they are controlled by the same holding company or if one depository institution controls another depository institution (as the Company controls WMB, WMBFA, WMBfsb and the Industrial Banks).

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

     FDIC Insurance. Deposits in the Company's banking subsidiaries are separately insured by the FDIC to the applicable maximum limits in each institution. The FDIC administers two separate deposit insurance funds. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, including WMB and the Industrial Banks. A portion of WMB's deposits are also insured through SAIF. The SAIF is a deposit insurance fund for most savings associations, such as WMBFA and WMBfsb. A small portion of WMBFA's deposits are insured through the BIF. At December 31, 1997, approximately 90% of the combined deposits of the Company were insured through SAIF.

     The FDIC has developed a deposit insurance system under which the assessment rate for an insured depository institution varies according to the level of risk it poses to the BIF or SAIF. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. See "Regulation and Supervision -- Capital Requirements." Each insured depository institution is also assigned to one of three supervisory subgroups based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Based on its capital and supervisory subgroups, each institution is assigned an annual FDIC assessment rate. WMB and the Industrial Banks qualify for the lowest rate on its BIF deposits, and WMB, WMBFA and WMBfsb qualify for the lowest rate on their SAIF deposits. Regardless of the potential risk to the insurance fund, Federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100.

     The BIF reached the $1.25 per $100 of insured deposits reserve ratio and, effective January 1996, BIF premiums declined. On September 30, 1996, President Clinton signed legislation intended, among other things, to recapitalize the SAIF and to reduce SAIF premiums. The legislation provided for a special one-time assessment on SAIF-insured deposits that were held as of March 31, 1995, including certain deposits acquired after that date. This assessment brought the SAIF's reserve ratio to the legally required $1.25 per $100 of insured deposits level. Washington Mutual's special assessment resulted in a charge of $312.6 million. Even though the one-time charge reduced the Company's 1996 earnings by $200.0 million, management believes the legislation is in the best interests of the Company due to the reduction in SAIF assessment rates. WMB, WMBFA, WMBfsb and the Industrial Banks currently pay no assessment for deposit insurance. However, under the legislation recapitalizing the SAIF, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The current FICO assessment rate for BIF-insured deposits is 1.256 cents per $100 of deposits per year and 6.28 cents per $100 of deposits per year for SAIF-insured deposits.

     Capital Requirements. The Company is not subject to any regulatory capital requirements. However, each of its subsidiary depository and insurance institutions is subject to various capital requirements. WMB and the Industrial Banks are each subject to FDIC capital requirements, while WMBFA and WMBfsb are subject to OTS capital requirements.

     WMB and the Industrial Banks. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock items less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to total assets. Most banks are required to maintain a minimum leverage ratio of at least 4.00% to 5.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. WMB has calculated its leverage ratio to be 5.86% as of December 31, 1997. FCIB and GWTL have calculated their respective leverage ratios to be 22.35% and 11.84% as of December 31, 1997.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category, FNMA and FHLMC securities are placed in the 20% risk category, loans secured by SFR properties and certain private-issue MBS are generally placed in the 50% risk category, and commercial real estate and consumer loans are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%, and the ratio of Tier I capital to risk-weighted assets must be at least 4.00%. WMB has calculated its total risk-based ratio to be 10.93% and its Tier 1 risk-based capital ratio to be 10.13% as of December 31, 1997. FCIB and GWTL have calculated their total risk-based ratios to be 29.53% and 16.03%, and their Tier 1 risk-based capital ratios to be 28.26% and 14.77% as of December 31, 1997. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     WMBFA and WMBfsb. The OTS requires savings associations, such as WMBFA and WMBfsb, to meet each of three separate capital adequacy standards: a core capital leverage requirement, a tangible capital requirement and a risk-based capital requirement. OTS regulations require savings associations to maintain core capital (which may include, for a limited time, certain amounts of qualifying supervisory goodwill) of at least 3.00% of assets and tangible capital (excluding all goodwill) of at least 1.50% of assets. As of December 31, 1997, WMBFA's core capital and tangible capital ratios were 5.78% each, and WMBfsb's core capital and tangible capital ratios were 6.66% each. Most savings institutions are required to maintain a minimum leverage ratio of at least 4.00%. OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks and is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. These regulations require a core risk-based capital ratio of at least 4.00% and a total risk-based capital ratio of at least 8.00%. As of December 31, 1997, WMBFA had core risk-based and total risk-based capital ratios of 9.54% and 11.11%, while WMBfsb had ratios of 10.84% and 11.95%.

     FDICIA Requirements. FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory control and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by WMB, WMBFA, WMBfsb or the Industrial Banks to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against WMB or the Industrial Banks by the FDIC or against WMBFA or WMBfsb by the OTS, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     Federal law requires that the federal banking agencies risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as WMBFA and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause WMBFA or WMBfsb to cease to be well capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would evaluate the banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

     Legal Restrictions on Dividends of Depository Institutions. A depository institution such as WMB, WMBFA or WMBfsb may not make a capital distribution if, following such distribution, the institution will be undercapitalized under the FDICIA provisions described above. In addition, Washington state law prohibits WMB from declaring or paying a dividend greater than its retained earnings or if doing so would cause its net worth to be reduced below (i) the amount required for the protection of preconversion depositors or (ii) the net worth requirements, if any, imposed by the State Director.

     OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions according to the institution's level of capital and income, with the greatest flexibility afforded to institutions that meet or exceed their OTS capital requirements. Under current OTS regulations, a savings association that exceeds its OTS regulatory capital requirements both before and after a proposed dividend (or other distribution of capital) and has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its income during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the institution's excess capital over its capital requirements) at the beginning of the calendar year or
(ii) 75% of its net income over the most recent four-quarter period. In addition, such an institution may make capital distributions in excess of the foregoing limits if the OTS does not object within a 30-day period following notice by the institution.

     A savings association that would not meet OTS capital requirements following payment of a dividend is subject to additional restrictions. It is not anticipated that WMBFA or WMBfsb will pay any dividend that would cause either of them to fail to meet OTS capital requirements.

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

     An FDIC regulation and a joint FDIC/OTS policy statement place a number of restrictions on the activities of WMB's and WMBFA's securities and insurance affiliates and on such affiliates' transactions with WMB, WMBFA and WMBfsb. These restrictions include requirements that such affiliates follow practices and procedures to distinguish them from WMB, WMBFA and WMBfsb and that such affiliates give customers notice from time to time of their separate corporate status and of the distinction between insured deposits and uninsured nondeposit products.

     FDICIA also prohibited banks, such as WMB, and their subsidiaries from exercising certain powers that were granted by state law to make investments or carry on activities as principal (i.e., for their own account) unless either (i) national banks have power under federal law to make such investments or carry on such activities, or (ii) the bank and such investments or activities meet certain requirements established by FDICIA and the FDIC.

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

     The FDIC may sanction any FDIC-regulated bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any FDIC-regulated bank, or any institution-affiliated party, such as a trustee, director, officer, employee, agent, or controlling person of the bank, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The State Director has similar authority under Washington state law, and the OTS has similar authority under HOLA. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

     Federal savings institutions, such as WMBFA and WMBfsb, are subject to regulatory oversight and examination by the OTS and the FDIC. HOLA and OTS regulations delineate such institutions' investment and lending powers. Federal savings institutions may not invest in noninvestment-grade debt securities, nor may they generally make equity investments, other than investments in service corporations.

     Federal law and regulations require that WMBFA and WMBfsb maintain liquid assets in excess of a specified limit. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity."

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

     Federal Reserve Regulation. Under Federal Reserve Board regulations, WMB, WMBFA, WMBfsb and the Industrial Banks are each required to maintain reserves against their transaction accounts (primarily checking and NOW accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, WMBFA and WMBfsb each maintain reserves against net transaction accounts in the amount of 3% on amounts of $47.8 million or less, plus 10% on amounts in excess of $47.8 million. Institutions may designate and exempt $4.7 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

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

     Under new regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.

     Under the regulations applicable before July 1, 1997, WMBFA and WMBfsb each received an "outstanding" CRA rating from the OTS, and WMB and the Industrial Banks received an "outstanding" CRA rating from the FDIC. These ratings reflect Washington Mutual's commitment to meeting the credit needs of the communities it serves. No assurance can be given, however, that the CRA performance of these institutions will result in "outstanding" ratings under the new regulations in the future. The Company maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe Washington Mutual's credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

     In April 1997, the Company made a public commitment to make $75.00 billion in loans and investments over a 10-year period to families and small businesses in the communities it serves. The primary components of the commitment include $50.00 billion in affordable housing loans to minorities and borrowers in low- to moderate-income census tracts; $8.00 billion in consumer loans to low- to moderate-income borrowers; $7.00 billion in multi-family loans for properties serving low- to moderate-income tenants; $1.00 billion of investments in, and loans to, various community development projects; and $9.00 billion in small business loans of $50,000 or less.

     Recent and Proposed Federal Legislation and Regulation. Effective June 1, 1997, federal legislation repealed certain restrictions on the establishment of interstate branches by national banks and state-chartered banks. In addition, bank holding companies are now generally permitted to buy banks in any state. WMBFA and WMBfsb already have authority to establish interstate branches under current federal law and regulations, so management expects that such legislation will primarily benefit competitors of the Company.

     Various legislative proposals relating to financial services companies have been or are expected to be introduced in the current session of Congress. These include proposals to restrict or further regulate the sales of mutual funds and annuities by depository institutions or their affiliates, to restrict affiliations between the Company and nonbanking corporations including life insurance companies, and to require federal savings institutions such as WMBFA and WMBfsb to convert to commercial banks. The outcome of these legislative proposals cannot be forecast reliably.

     The OTS on January 7, 1998, published a proposal that would allow a federal savings institution such as WMBFA or WMBfsb to pay dividends and make capital distributions in an aggregate amount not exceeding the sum of the institution's net income for the year to date, plus previously undistributed net income for the preceding two years, without application to the OTS. This proposal would make OTS regulations on capital distributions more similar to the rules of other federal banking agencies. As subsidiaries of a savings and loan holding company, however, WMBFA and WMBfsb would still be required to notify the OTS 30 days before declaration of a dividend.

     Regulation of Nonbanking Affiliates. As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers ("NASD"), WM Financial, CFDI, GWFSC and SISC are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As registered investment advisors, Composite Research, SIAC and SISC are subject to various federal and state securities regulations and restrictions.

     The NASD has adopted and forwarded to the SEC for approval rules concerning NASD member operations conducted in branches of depository institutions. Although many of the NASD's proposed requirements are substantially similar to the joint FDIC/OTS policy statement governing the activities of the Company's securities affiliates, the NASD proposal, if approved by the SEC, could impose additional restrictions on these affiliates.

COMPETITIVE ENVIRONMENT

     Washington Mutual faces significant competition in attracting and retaining deposits and making loans in all of its market areas. Its most direct competition for deposits has historically come from savings institutions, credit unions and commercial banks doing business in its primary market areas of California, Washington, Oregon, Florida and Utah. As with all banking organizations, however, Washington Mutual has also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. Washington Mutual's competition for loans comes principally from savings institutions, commercial banks, mortgage companies, credit unions, insurance companies and other institutional lenders. Many of these competitors have more significant financial resources, larger market shares and greater name recognition than the Company. The activities of such competitors may make it difficult for Washington Mutual to achieve its financial goals. In addition to the normal competitive factors described above, Washington Mutual management at the holding company level has limited operating experience in California and Florida, each of which has a much larger population with more large financial institution competitors than the states in which WMB has historically operated. Accordingly, there can be no assurance that the Company's consumer banking strategy will prove successful in the California and Florida markets.

     Although consolidation has decreased the number of institutions competing in the Company's market, both savings and commercial banks have reemphasized their focus on the consumer, making competition for retail deposits and loans extremely fierce. While the increased competitive pressures make the banking environment more difficult, the Company remains a strong market force. For 1997 (through October), WMB's originations of SFR loans ranked first in both Washington and Oregon and WMBFA's originations of residential mortgages ranked first in California.

PRINCIPAL OFFICERS

     The following table sets forth certain information regarding the principal officers of Washington Mutual:

                                                                                          EMPLOYEE OF
        PRINCIPAL OFFICERS          AGE              CAPACITY IN WHICH SERVED            COMPANY SINCE
        ------------------          ---              ------------------------            -------------
Kerry K. Killinger................  48     Chairman of the Board of Directors,               1983
                                             President and Chief Executive Officer
Fay L. Chapman....................  51     Executive Vice President and General Counsel      1997
Craig S. Davis....................  46     Executive Vice President                          1996
Steven P. Freimuth................  41     Executive Vice President                          1988
Lee D. Lannoye....................  60     Executive Vice President                          1988
William A. Longbrake..............  54     Executive Vice President and                      1996
                                             Chief Financial Officer
Deanna W. Oppenheimer.............  39     Executive Vice President                          1985
Craig E. Tall.....................  52     Executive Vice President                          1985
S. Liane Wilson...................  55     Executive Vice President                          1985
Richard M. Levy...................  39     Senior Vice President and Controller              1998
Norman H. Swick...................  48     Senior Vice President and General Auditor         1980
Douglas G. Wisdorf................  43     Senior Vice President and                         1976
                                             Deputy Chief Financial Officer

     Mr. Killinger has been Chairman, President and Chief Executive Officer of Washington Mutual since its organization. He has been Chairman of the Board of Directors of WMB since 1991 and Chief Executive Officer since 1990. Mr. Killinger became an Executive Vice President of WMB in 1983, a Senior Executive Vice President of WMB in 1986 and the President and a director of WMB in 1988.

     Ms. Chapman became an Executive Vice President and General Counsel and member of the Executive Committee of Washington Mutual in September 1997. Prior to that appointment, Ms. Chapman had been a partner with Foster Pepper & Shefelman, a Seattle, Washington law firm, since 1979.

     Mr. Davis became an Executive Vice President and member of the Executive Committee in January 1997, following the Company's merger with Keystone Holdings. In his capacity as Executive Vice President, Mr. Davis is responsible for lending and financial services. He was Director of Mortgage Origination of ASB from 1993 through 1996 and served as President of ASB Financial Services, Inc. from 1989 to 1993.

     Mr. Freimuth became an Executive Vice President and member of the Executive Committee of the Company in 1997. In this capacity, he is responsible for corporate lending administration. He joined WMB as a Vice President in 1988 and became a Senior Vice President in 1991.

     Mr. Lannoye has been an Executive Vice President of the Company since its organization. He has been an Executive Vice President of WMB since 1988 and a member of the Executive Committee since its formation in 1990. In his capacity as Executive Vice President, Mr. Lannoye is responsible for corporate administration and credit.

     Mr. Longbrake rejoined Washington Mutual in October 1996 as Executive Vice President and Chief Financial Officer and a member of the Company's Executive Committee. In his capacity as Executive Vice President, Mr. Longbrake is responsible for corporate finance. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the FDIC. Mr. Longbrake was Senior Executive Vice President and Chief Financial Officer of the Company from its organization through February 1995. He was Chief Financial Officer of WMB from 1988 to 1995 and a member of the Company's Executive Committee from its formation in 1990 until 1995 and again since 1996. Mr. Longbrake became an Executive Vice President and Treasurer of WMB in 1982 and a Senior Executive Vice President of WMB in 1986.

     Ms. Oppenheimer has been an Executive Vice President of Washington Mutual since its organization. She has been an Executive Vice President of WMB since 1993 and a member of the Company's Executive Committee since its formation in 1990. In this capacity, Ms. Oppenheimer is responsible for corporate marketing and consumer bank distribution. She has been an officer of WMB since 1985. She became an Assistant Vice President of WMB in 1986, a Vice President in 1987 and a Senior Vice President in 1989.

     Mr. Tall has been an Executive Vice President of Washington Mutual since its organization. He had been an Executive Vice President of WMB since 1987 and a member of the Company's Executive Committee since its formation in 1990. In his capacity as Executive Vice President, Mr. Tall is responsible for corporate development, commercial banking and consumer finance.

     Ms. Wilson has been an Executive Vice President of Washington Mutual since its organization. She has been an Executive Vice President of WMB since 1988 and a member of the Company's Executive Committee since its formation in 1990. In her capacity as Executive Vice President, Ms. Wilson is responsible for corporate operations.

     Mr. Levy has been a Senior Vice President and Controller since February 1998. In this capacity he is the principal accounting officer of the Company. Prior to joining the Company, Mr. Levy was Executive Vice President and Chief Financial Officer of Community Trust Bancorp from 1995 to 1997. Prior to that, he was the Controller of Bank of America Texas, N.A.

     Mr. Swick has been Senior Vice President and General Auditor of Washington Mutual since its organization. He has been an officer of WMB since 1980. Mr. Swick became a Vice President in 1984, Senior Vice President in 1988, and General Auditor of WMB in 1989. In this capacity, he monitors the Company's internal controls and compliance with all laws and regulations.

     Mr. Wisdorf has been Deputy Chief Financial Officer since 1996 and Senior Vice President of Washington Mutual since its organization. Mr. Wisdorf was Controller of the Company from 1994 to February 1998. He became Vice President and Controller of WMB in 1986 and has been an officer since 1978.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company's banking subsidiaries conducted business from 850 consumer financial centers, 47 Western financial centers, 23 business banking centers and over 200 home loan centers in 26 states. Consumer finance operations were conducted in approximately 500 locations in 22 states.

     Washington Mutual's administrative offices are located at 1201 Third Avenue, Seattle, Washington, 98101 where, as of December 31, 1997, the Company leased approximately 178,000 square feet pursuant to a lease agreement that starts to terminate in 2007 with multiple options to renew at the Company's discretion. The Company also leases approximately 158,000 square feet of space in Seattle in the Second and Seneca Building pursuant to a lease agreement that starts to terminate in 2001; approximately 75,000 square feet in the adjoining building pursuant to a lease agreement that starts to terminate in 2006; approximately 97,000 square feet in Seattle in the 1st Interstate Building at 999 Third Avenue pursuant to a lease agreement that starts to terminate in 1999; and approximately 61,000 square feet in Seattle in the 1111 3rd Avenue Building pursuant to a lease agreement that starts to terminate in 2004. The Company has multiple options to renew leases at all locations.

     WMBFA administrative and subsidiary operations are conducted from owned office space totaling 280,000 square feet in Irvine, California, 237,000 square feet in Stockton, California and 305,000 square feet in Chatsworth, California. WMBFA administrative and subsidiary operations are also conducted from leased office space totaling 795,000 square feet in Chatsworth pursuant to a lease agreement that starts to terminate in 2005 with options to renew at the Company's discretion.

     Aristar administrative operations are conducted from owned office space totaling 71,000 square feet in Tampa, Florida.

     See "Consolidated Financial Statements -- Note 10: Premises and Equipment."

ITEM 3.  LEGAL PROCEEDINGS

     Washington Mutual has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR WASHINGTON MUTUAL'S, COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK

     Washington Mutual's common stock trades on The Nasdaq Stock Market under the symbol WAMU. As of January 31, 1998, there were 257,781,511 shares issued and outstanding held by 22,931 shareholders of record. The last reported sales price of common stock on February 20, 1998 was $67.75 per share.

     The high and low common stock prices by quarter were as follows:

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1997
                                                             ------------------
                                                              HIGH        LOW
                                                             -------    -------
Fourth quarter.............................................  $72.38     $60.31
Third quarter..............................................   70.25      58.88
Second quarter.............................................   62.69      45.38
First quarter..............................................   58.88      42.75

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1996
                                                             ------------------
                                                              HIGH        LOW
                                                             -------    -------
Fourth quarter.............................................  $45.88     $36.50
Third quarter..............................................   39.25      28.50
Second quarter.............................................   30.38      26.13
First quarter..............................................   32.25      27.63

     The cash dividends paid by quarter were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Fourth quarter.............................................  $ 0.28    $ 0.24
Third quarter..............................................    0.27      0.23
Second quarter.............................................    0.26      0.22
First quarter..............................................    0.25      0.21

     These dividends do not include amounts paid by acquired companies prior to their combination with the Company.

PREFERRED STOCK

     7.60% Noncumulative Perpetual Preferred Stock, Series E. Washington Mutual's Series E Preferred Stock trades on The Nasdaq Stock Market under the symbol WAMUM. The Series E Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then-current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $1.90 per share. Dividends of $0.475 per share have been declared for each quarter for the two years ended December 31, 1997. At December 31, 1996, there were 1,970,000 shares issued and outstanding held by

344 shareholders of record. The last reported sales price of the Series E Preferred Stock on February 20, 1998 was $25.38 per share.

     The high and low stock prices by quarter were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                                   1997
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Fourth quarter.............................................  $26.00    $25.38
Third quarter..............................................   26.00     25.50
Second quarter.............................................   25.88     25.25
First quarter..............................................   25.75     25.00

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                                   1996
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Fourth quarter.............................................  $25.75    $24.25
Third quarter..............................................   24.75     24.00
Second quarter.............................................   25.00     23.63
First quarter..............................................   25.63     24.50

PAYMENT OF DIVIDENDS AND POLICY

     Payment of future dividends is subject to declaration by Washington Mutual's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and deposit growth of its subsidiaries. The dividend policy of Washington Mutual is also dependent on the ability of WMB, WMBFA and WMBfsb to pay dividends to their respective parent company, which is influenced by legal, regulatory and economic restrictions. See "Business -- Regulation and Supervision -- Legal Restrictions on Dividends of Depository Institutions."

     Retained earnings of the Company at December 31, 1997 included a pre-1988 thrift bad debt reserve for tax purposes of $1.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability at the then prevailing corporate tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Washington Mutual and is derived from and should be read in conjunction with the consolidated financial statements of Washington Mutual and the notes thereto, which are included in this Annual Report on Form 10-K. The Great Western Merger in 1997 and the Keystone Transaction in 1996 were accounted for as poolings of interests. The assets, liabilities, stockholders' equity, and results of operations have been recorded on the books of Washington Mutual at their values as carried on the books of the respective companies, and no goodwill was created. Washington Mutual's financial information contained herein has been restated as if the respective companies had been combined for all periods presented. As such, the information presented herein is not comparable with that reflected in the Company's annual report on Form 10-K/A for the year ended December 31, 1996.

                                                              YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------
                                          1997           1996           1995           1994           1993
                                      ------------   ------------   ------------   ------------   ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Interest income.....................  $  6,810,964   $  6,387,090   $  6,158,371   $  4,928,851   $  4,883,407
Interest expense....................     4,154,491      3,814,143      3,860,018      2,642,806      2,509,827
                                      ------------   ------------   ------------   ------------   ------------
Net interest income.................     2,656,473      2,572,947      2,298,353      2,286,045      2,373,580
Provision for loan losses...........       207,139        392,435        251,424        327,068        620,808
Other income........................       713,400        658,164        603,567        694,228        648,925
Other expense.......................     2,261,608      2,428,599      1,802,886      1,883,348      1,922,639
                                      ------------   ------------   ------------   ------------   ------------
Income before income taxes,
  extraordinary items, cumulative
  effect of accounting changes, and
  minority interest.................       901,126        410,077        847,610        769,857        479,058
Income taxes........................       402,116        141,220        273,006        265,180        126,034
Provision for payments in lieu of
  taxes.............................        17,232         25,187          7,887           (824)        14,075
Extraordinary items, net of federal
  income tax effect(1)..............            --             --             --             --         (8,953)
Cumulative effect of change in tax
  accounting method.................            --             --             --             --         13,365
Minority interest in earnings of
  consolidated subsidiaries.........            --         13,570         15,793         13,992         13,991
                                      ------------   ------------   ------------   ------------   ------------
Net income..........................  $    481,778   $    230,100   $    550,924   $    491,509   $    320,546
                                      ============   ============   ============   ============   ============
Net income attributable to common
  stock.............................  $    460,346   $    191,386   $    507,325   $    447,910   $    253,764
                                      ============   ============   ============   ============   ============
Net income per common share:
  Basic.............................         $1.87          $0.81          $2.19          $1.98          $1.30
  Diluted...........................          1.86           0.81           2.16           1.96           1.30
Average diluted common shares used
  to calculate earnings per share...   247,045,339    237,683,414    244,555,332    232,633,542    224,329,524
SELECTED FINANCIAL DATA
Cash dividends paid per common
  share:
  Pre-business combinations(2)......         $1.06          $0.90          $0.77          $0.70          $0.50
  Post-business combinations(3).....          1.11           1.09           0.75           0.82           0.75
Common stock dividend payout
  ratio(3)..........................         56.83%        112.13%         33.16%         38.73%         62.81%
Return on average assets............          0.52           0.27           0.66           0.67           0.36
Return on average stockholders'
  equity............................          9.21           4.40          11.58          11.36           6.14
Return on average common
  stockholders' equity..............          9.25           3.86          11.33          11.07           5.54

SELECTED FINANCIAL DATA

                                                              DECEMBER 31,
                              ----------------------------------------------------------------------------
                                  1997            1996            1995            1994            1993
                              ------------    ------------    ------------    ------------    ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Assets......................  $ 96,981,099    $ 87,426,497    $ 86,613,386    $ 79,699,553    $ 71,961,681
Available-for-sale
  securities................    11,373,922      16,095,343      20,749,500       7,780,460       4,917,290
Held-to-maturity
  securities................    12,779,614       4,479,056       5,084,456      10,791,135       6,270,139
Loans.......................    67,140,157      61,153,968      54,080,189      53,850,887      51,725,601
Deposits....................    50,986,017      52,666,914      53,697,888      52,044,953      54,876,165
Annuities...................            --         878,057         855,503         799,178         713,383
Borrowings..................    38,998,647      27,407,744      25,169,766      21,078,049      10,416,757
Stockholders' equity........     5,309,071       4,993,088       5,364,180       4,338,622       4,188,961
Stockholders' equity
  ratio.....................          5.47%           5.71%           6.19%           5.44%           5.82%
Diluted book value per
  common share(4)...........        $20.80          $19.44          $20.62          $16.91          $16.55
Number of diluted common
  shares at end of
  period(4).................   249,560,018     242,230,645     246,366,127     239,731,824     235,938,428

---------------

(1) Included losses in 1993 of $2.3 million on the redemption of subordinated capital notes and $10.8 million from the penalty for prepayment of FHLB advances and the related income tax benefits of $4.1 million.

(2) Amounts paid by acquired companies prior to their combination with the Company were not included.

(3) Based on dividends paid and earnings of the Company after restatement of financial statements for significant transactions accounted for as poolings of interests.

(4) 8,000,000 shares of common stock issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees was not included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

GENERAL

     Washington Mutual is a financial services company committed to serving consumers and small to mid-sized businesses. The Company's banking subsidiaries accept deposits from the general public, make residential loans, consumer loans, limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. The Company's consumer finance operations provide direct installment loans and related credit insurance services and purchase retail installment contracts. Washington Mutual also markets annuities and other insurance products, offers full service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

     The Keystone Transaction. In December 1996, Keystone Holdings merged with and into Washington Mutual, and all of the subsidiaries of Keystone Holdings, including ASB, became subsidiaries of the Company.

     Keystone Holdings commenced operations in December 1988 as an indirect holding company for ASB. ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary (the "Failed Association") of Financial Corporation of America. In connection with the 1988 Acquisition, the FSLIC received warrants (the "Warrants") that represented the right to purchase capital stock of ASB's corporate parent, an intermediary holding company between Keystone Holdings and ASB. In addition, the 1988 Acquisition had a "good bank/ bad bank" structure, with ASB, the "good bank," acquiring substantially all of the Failed Association's performing loans and fixed assets and assuming substantially all of its deposit liabilities. New West, the "bad bank," was formed to acquire the Failed Association's other assets (including nonperforming loans) and liabilities with a view toward their liquidation. New West was transferred to the FDIC as manager of the FRF, prior to the merger of Keystone Holdings with and into Washington Mutual. New West was subsequently liquidated.

     The Great Western Merger. On July 1, 1997, GWFC merged with and into New American Capital, Inc. ("NACI"), a wholly-owned subsidiary of the Company, and all of the subsidiaries of GWFC, including GWB and Aristar, became subsidiaries of NACI. On October 1, 1997, GWB was merged with and into ASB; simultaneously the name of ASB was changed to WMBFA. GWFC was a diversified financial services company with more than 1,000 mortgage lending, retail banking and consumer finance offices nationwide. GWB conducted most of its real estate lending operations in 23 states, with business concentrated in California and Florida. Aristar operates in 22 states primarily in the southeastern United States, principally under the names Blazer, City Finance and First Community.

     In connection with the closing of the Great Western Merger, the Company recorded transaction-related expenses of $431.1 million in 1997. As anticipated, the largest of these expenses were in the categories of severance and management payments, facilities and equipment impairment, and legal, underwriting and other direct transaction costs

     Additionally, in October 1997, the Company securitized $1.22 billion of SFR loans from GWB's portfolio which the Company had previously identified as having both high loan-to-value ratios and borrowers whose credit history was marginal. These loans were transferred to a trust that issued five classes of securities. Management's intent with this securitization was to isolate the highest credit risk portion of these loans by assigning that credit risk to a separate class of securities so that, as market conditions and execution capabilities permit, a decision to sell this class can be made. At September 30, 1997, the estimated loss of $100.0 million on this highest risk class was included in gain (loss) on sale of loans and leases as a lower of cost or market adjustment. The highest credit risk class is held in the Company's trading portfolio. The Company is holding the lower credit risk classes of the securitization in its investment portfolio as it does with other retained MBS.

     In addition to the transaction-related expenses and the market adjustment described above, during 1997, the Company recorded $116.5 million in tax benefits related to the exercise of options under the GWFC stock option plan. This benefit was recorded directly as an increase to stockholders' equity as the options were exercised. The net effect upon stockholders' equity of all adjustments from the Great Western Merger in 1997 was a reduction of $271.6 million.

     On December 31, 1997, the Company sold its insurance subsidiary, WM Life to SAFECO for a gain of $20.8 million. The sale was in connection with the negotiation of a distribution agreement with a subsidiary of SAFECO, which will provide annuities for distribution through Washington Mutual's consumer banking network. The agreement with SAFECO should add to Washington Mutual's future fee income, while enabling the Company to redeploy the capital previously invested in WM Life.

RESULTS OF OPERATIONS

     Overview. In each of 1996 and 1997, Washington Mutual completed a transaction which had the effect of doubling the asset size of the Company. Together, the Keystone Transaction and the Great Western Merger (collectively, the "Transactions") transformed the Company from a regional financial services institution whose activities were concentrated in Washington, Oregon and Utah to a company with operations in 36 states, including California, where it is the third largest depository institution. Since the Transactions were accounted for as poolings of interests and the Company's financial statements have been restated for all prior periods, certain of the effects of these combinations are not reflected in the financial statements. For example, prior to the Keystone Transaction, Washington Mutual was in the process of a major restructuring of its loan portfolio to reduce the percentage of fixed-rate assets through large sales of fixed-rate loans and MBS and the purchase of ARMs and MBS consisting of ARMs. The loan portfolios of both ASB and GWB consisted primarily of ARMs and so, as a result of the Transactions, the Company successfully accomplished the portfolio restructuring program on which it embarked in 1995. In addition, the operating performance of the Company has been on a positive trend, even though net income has been negatively affected by transaction-related expenses, the one-time assessment in 1996 to recapitalize the SAIF and additions to the loan loss reserve and write downs of loans securitized and held in the trading portfolio.

     Washington Mutual's net income for 1997 was $481.8 million compared with $230.1 million in 1996 and $550.9 million in 1995. The Company's net income during 1997 was reduced by charges associated with the Great Western Merger totaling $531.1 million for transaction-related expenses and the write down of loans securitized and held in the trading portfolio. Net income during 1996 was reduced by $489.4 million as a result of charges of $158.1 million for transaction-related expenses and $125.0 million in loan loss provisions due to the Keystone Transaction, the special SAIF assessment of $312.6 million, $68.3 million for restructuring expenses at GWFC prior to the Great Western Merger and a $50.0 million loan loss provision for the bulk sale by GWB of nonperforming loans. Diluted earnings per share were $1.86 in 1997, $0.81 in 1996 and $2.16 in 1995. The various transaction-related expenses, the special SAIF assessment and the addition to the loan loss reserve and loan write downs discussed above negatively affected the various financial ratios which are commonly used to assess the performance of financial institutions. Due to the unusual nature of the merger activity in the past two years, the Company does not believe that the 1996 and 1997 ratios are indicative of the Company's overall performance in those years nor will they necessarily be indicative of the Company's performance in 1998 and subsequent years.

     Net Interest Income. Net interest income for 1997 of $2.66 billion increased from $2.57 billion in 1996 and $2.30 billion in 1995. The net interest margin for 1997 was 3.03% compared with 3.13% in 1996 and 2.91% in 1995.

     The 1997 increase in net interest income was due to a 7% rise in average-earning assets to $87.72 billion in 1997, which more than offset the decline in the net interest spread to 2.89% in 1997 from 2.99% in 1996. The increase in net interest income and margin from 1995 to 1996 reflected the effect of two primary factors. First, average interest-earning assets of $82.3 billion increased 4% from 1995. Second, the net interest spread rose to 2.99% for 1996 from 2.81% during 1995. To a certain extent, the Company's net interest spread is affected by changes in the yield curve. Savings institutions generally have better financial results in a steep yield curve environment. During 1997, the difference between the yields on a three-month U.S. Treasury bill and a 10-year U.S. government note averaged 117 basis points compared with 128 basis points a year earlier, and 94 basis points in 1995. This difference declined significantly to 40 basis points at year-end 1997 from 101 basis points at September 30, 1997 and 126 basis points at June 30, 1997.

     Approximately 80% of the Company's interest-sensitive assets have adjustable rates that change with movements in short- to mid-term market interest rates as do the majority of the liabilities contributing to the Company's cost of funds. Market interest rates generally declined during 1996 and then increased only slightly during 1997. The Company's yield on its loan and investment portfolio reflected this trend as it decreased 3 basis points from 7.79% in 1995 to 7.76% in 1996 and then rose only slightly to 7.77% during 1997. The Company's cost of funds tends to be much more sensitive to changes in market interest rates; the cost of funds declined 21 basis points from 4.98% in 1995 to 4.77% in 1996 and then increased to 4.88% in 1997.

     Average statements of financial position, together with the total dollar amounts of interest income and expense and the weighted average interest rates were as follows:

                               YEAR ENDED DECEMBER 31, 1997      YEAR ENDED DECEMBER 31, 1996      YEAR ENDED DECEMBER 31, 1995
                              -------------------------------   -------------------------------   -------------------------------
                                                    INTEREST                          INTEREST                          INTEREST
                                                     INCOME                            INCOME                            INCOME
                                AVERAGE                OR         AVERAGE                OR         AVERAGE                OR
                              BALANCE(1)    RATE    EXPENSE     BALANCE(1)    RATE    EXPENSE     BALANCE(1)    RATE    EXPENSE
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
  Cash equivalents,
    securities and FHLB
    stock(2)................  $22,728,040   7.06%  $1,605,457   $25,026,183   7.06%  $1,765,937   $23,291,051   7.08%  $1,649,792
  New West Note.............           --     --           --            --     --           --       723,800   8.13       58,841
  Loans(3)..................   64,995,237   8.01    5,205,507    57,273,243   8.07    4,621,153    55,048,673   8.08    4,449,738
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
      Total interest-earning
        assets..............   87,723,277   7.77    6,810,964    82,299,426   7.76    6,387,090    79,063,524   7.79    6,158,371
  Other assets..............    4,529,082                         4,377,424                         4,617,038
                              -----------                       -----------                       -----------
      Total assets..........  $92,252,359                       $86,676,850                       $83,680,562
                              ===========                       ===========                       ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Deposits:
    Checking accounts.......  $ 7,463,552   0.78       58,389   $ 6,898,233   0.83       57,449   $ 6,744,793   0.95       63,958
    Savings accounts and
      MMDAs.................   14,708,431   3.47      510,001    13,670,008   3.18      434,691    13,541,539   3.32      449,813
    Time deposit accounts...   29,620,788   5.39    1,597,714    32,458,419   5.39    1,748,162    33,205,445   5.54    1,838,132
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
      Total deposits........   51,792,771   4.18    2,166,104    53,026,660   4.22    2,240,302    53,491,777   4.40    2,351,903
Annuities and borrowings:
  Annuities.................      801,178   5.07       40,657       812,185   5.01       40,658       801,129   5.58       44,716
  Federal funds purchased
    and commercial paper....    2,787,848   5.71      159,129     2,040,637   5.40      110,247     1,898,473   6.19      117,442
  Reverse repurchase
    agreements..............   12,527,774   5.71      715,047    14,360,452   5.50      790,483    14,800,811   6.11      904,698
  Advances from FHLBs.......   13,621,867   5.75      783,338     6,509,897   5.56      361,695     3,668,898   5.73      210,324
  Trust preferred securities
    and other...............    3,659,226   7.93      290,216     3,143,556   8.61      270,758     2,867,735   8.05      230,935
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
      Total annuities and
        borrowings..........   33,397,893   5.95    1,988,387    26,866,727   5.86    1,573,841    24,037,046   6.27    1,508,115
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
      Total interest-bearing
        liabilities.........   85,190,664   4.88    4,154,491    79,893,387   4.77    3,814,143    77,528,823   4.98    3,860,018
                              -----------   ----   ----------   -----------   ----   ----------   -----------   ----   ----------
Other liabilities...........    1,830,494                         1,552,701                         1,392,702
                              -----------                       -----------                       -----------
  Total liabilities.........   87,021,158                        81,446,088                        78,921,525
Stockholders' equity........    5,231,201                         5,230,762                         4,759,037
                              -----------                       -----------                       -----------
Total liabilities and
  stockholders' equity......  $92,252,359                       $86,676,850                       $83,680,562
                              ===========                       ===========                       ===========
Net interest spread and
  net interest income.......                2.89%  $2,656,473                 2.99%  $2,572,947                 2.81%  $2,298,353
                                            ====   ==========                 ====   ==========                 ====   ==========
Net interest margin.........                3.03%                             3.13%                             2.91%

---------------

(1) Average balances were obtained from the best available daily, weekly or monthly data, which in all cases approximated the average balances calculated on a daily basis.

(2) The Company held a small amount of tax exempt securities, but chose not to report the applicable interest income and yield on a tax equivalent basis.

(3) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $67.4 million in 1997, $63.7 million in 1996 and $83.1 million in 1995.

     The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

                                          1997 VS. 1996                       1996 VS. 1995
                                ---------------------------------   ---------------------------------
                                 INCREASE (DECREASE)                 INCREASE (DECREASE)
                                       DUE TO                              DUE TO
                                ---------------------     TOTAL     ---------------------     TOTAL
                                VOLUME(1)     RATE       CHANGE     VOLUME(1)     RATE       CHANGE
                                ---------   ---------   ---------   ---------   ---------   ---------
                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME
Cash equivalents, securities
  and FHLB stock..............  $(162,339)  $   1,859   $(160,480)  $122,412    $  (6,267)  $ 116,145
New West Note.................         --          --          --    (58,841)          --     (58,841)
Loans(2)......................    618,194     (33,840)    584,354    179,476       (8,061)    171,415
                                ---------   ---------   ---------   --------    ---------   ---------
       Total interest
          income..............    455,855     (31,981)    423,874    243,047      (14,328)    228,719
INTEREST EXPENSE
Deposits:
  Checking accounts...........      3,611      (2,671)        940      1,496       (8,005)     (6,509)
  Savings accounts and MMDAs..     34,384      40,926      75,310      4,319      (19,441)    (15,122)
  Time deposits...............   (153,062)      2,614    (150,448)   (40,845)     (49,125)    (89,970)
                                ---------   ---------   ---------   --------    ---------   ---------
       Total deposit
          expense.............   (115,067)     40,869     (74,198)   (35,030)     (76,571)   (111,601)
Borrowings:
  Annuities...................         84         (85)         (1)       627       (4,685)     (4,058)
  Reverse repurchase
     agreements...............   (106,118)     30,682     (75,436)   (26,300)     (87,915)   (114,215)
  Advances from FHLBs.........    408,551      13,092     421,643    157,640       (6,269)    151,371
  Federal funds purchased and
     commercial paper.........     42,345       6,537      48,882     10,405      (17,600)     (7,195)
  Trust preferred securities
     and other................     37,616     (18,158)     19,458     23,108       16,715      39,823
                                ---------   ---------   ---------   --------    ---------   ---------
       Total borrowing
          expense.............    382,478      32,068     414,546    165,480      (99,754)     65,726
                                ---------   ---------   ---------   --------    ---------   ---------
       Total interest
          expense.............    267,411      72,937     340,348    130,450     (176,325)    (45,875)
                                ---------   ---------   ---------   --------    ---------   ---------
Net interest income...........  $ 188,444   $(104,918)  $  83,526   $112,597    $ 161,997   $ 274,594
                                =========   =========   =========   ========    =========   =========

---------------

(1) Average balances were obtained from the best available daily, weekly or monthly data, which in all cases approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in the average loan amounts outstanding. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $67.4 million in 1997, $63.7 million in 1996 and $83.1 million in 1995.

     Other Income. Income of $713.4 million in 1997 included a $100.0 million loss as a result of the write down of loans securitized and held in the trading portfolio. Other income totaled $658.2 million in 1996 and $603.6 million in 1995.

     Other income consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Depositor and other retail banking fees:
  Checking account and MMDA charges................  $280,476    $201,366    $160,155
  ATM transaction fees.............................    38,061      36,398      30,569
  Other............................................    47,346      44,704      43,155
                                                     --------    --------    --------
     Total depositor and other retail banking
       fees........................................   365,883     282,468     233,879
Loan servicing fees................................    89,824      86,987      84,474
Securities fees and commissions....................   132,071     131,066     135,655
Insurance fees and commissions.....................    47,759      44,417      33,284
Other operating income.............................   136,275      88,836      71,932
Gain (loss) on sale of loans and leases:
  Gain (loss) on sale of mortgage loans(1).........   (62,642)     20,828      10,529
  Gain on sale of student loans....................     1,494      24,069         495
  Gain on sale of leases...........................       805         811      14,909
                                                     --------    --------    --------
     Total gain (loss) on sale of loans and
       leases......................................   (60,343)     45,708      25,933
Gain (loss) on sale of other assets:
  Gain on sale of trading securities...............       207          31         529
  Gain on sale of available-for-sale securities....     7,511       8,009      21,056
  Gain on sale of WM Life..........................    20,845          --          --
  Gain (loss) on sale of premises and equipment....    10,860        (460)     (2,958)
  Gain on sale of Mutual Travel....................        --       4,100          --
  Gain on sale of MBS..............................        --       4,030          --
  Other............................................        --       1,311       1,203
                                                     --------    --------    --------
     Net gain on sale of assets....................    39,423      17,021      19,830
Write down on loans securitized and retained.......   (27,621)    (38,339)    (19,651)
Write off of consulting fees.......................    (9,871)         --          --
FDIC assistance on covered assets..................        --          --      55,630
Loss on sale of covered assets.....................        --          --     (37,399)
                                                     --------    --------    --------
     Total other income............................  $713,400    $658,164    $603,567
                                                     ========    ========    ========

---------------

(1) Included $100.0 million write down of loans securitized and held in the trading portfolio.

     Depositor and other retail banking fees of $365.9 million in 1997 increased from $282.5 million in 1996 and $233.9 million in 1995. The increases reflected an expanded collection of overdraft protection and NSF charges on checking accounts and MMDAs combined with a focused marketing campaign that increased the number of checking accounts. During 1997, the number of checking accounts increased 186,000 or 8% to approximately 2,520,000. The growth in the Northwest comprised the greatest portion, increasing 149,000 or 24% to 766,000. The introduction of "Free Checking" at the former ASB offices during 1997 increased its checking base by 83,000 or 35% to 321,000. GWB, prior to its merger with the Company, had focused on increasing deposit fee income by raising its fees on products. Although this was a successful strategy, in that fee income did increase, it also resulted in the loss of 134,000 accounts through the first nine months of 1997. The degree of account losses slowed during the third quarter, and reversed during the fourth quarter, growing by 79,000 as a result of the introduction of "Free Checking." "Free Checking" generates income primarily through NSF charges and charges for overdraft protection. As this product becomes a larger portion of the

California accounts, it is anticipated that the level of service charges on checking accounts will decline; however, management believes that the lost service charge income will be more than offset by the revenue generated by "Free Checking."

     The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. Management closely monitors the amount of losses incurred.

     Other operating income totaled $136.3 million in 1997, compared with $88.8 million in 1996 and $71.9 million in 1995. Other operating income includes nonrecurring income as well as various types of miscellaneous income that tends to grow with the size of the Company.

     Impairment charge-offs on MBS are reported in the line item -- write down on loans securitized and retained -- as a charge to earnings in other income. Write downs on loans securitized and retained were $27.6 million for 1997, compared with $38.3 million in 1996 and $19.7 million in 1995. The increase from 1995 to 1996 primarily reflected the Company's decision to securitize more of its loans with recourse. The improvement of the California economy resulted in lower losses during 1997.

     During 1997, the Company had a net loss on the sale of loans and leases of $60.3 million. Included in the net loss was the $100.0 million write down on loans securitized and held in the trading portfolio. Excluding this transaction the Company had a net gain of $39.7 million in 1997, compared with $45.7 million in 1996 and $25.9 million in 1995. During 1997, the Company sold $4.5 billion of SFR loans, primarily from its fixed-rate loan production. During 1996, GWB sold a substantial portion of its student loan portfolio for $356.6 million, realizing a gain of $22.5 million. Most of the remaining gains recognized during 1996 were the result of selling $2.0 billion of fixed-rate loans.

     Net gain on the sale of other assets was $39.4 million during 1997, compared with $17.0 million during 1996 and $19.8 million during 1995. On December 31, 1997, the Company recorded a $20.8 million gain on the sale of its insurance subsidiary, WM Life, to SAFECO. The sale was in connection with the negotiation of a distribution agreement with a subsidiary of SAFECO, which will provide annuities for distribution through Washington Mutual's consumer banking network. The agreement with SAFECO should add to Washington Mutual's future fee income, while enabling the Company to redeploy the capital previously invested in WM Life. During 1997, WM Life contributed $17.1 million to pretax earnings to the Company, compared with $16.3 million in 1996 and $14.3 million during 1995. The gain on sale of premises and equipment in 1997 was primarily the result of the disposition of surplus assets as a result of the GWB restructuring plan implemented in 1996 and the Great Western Merger.

     During 1995, a loss of $37.4 million was recognized on the sale of certain assets by ASB. These assets, SFR loans, were acquired by ASB in the 1988 Acquisition and were designated by relevant agreements as "covered assets." The loss on the sale of the covered assets was offset by a $55.6 million payment received during the same year from the FRF representing compensation, under the terms of the 1988 Acquisition, for the remaining value of such covered assets computed in accordance with the Assistance Agreement.

     Other Expense. Other expense in 1997 totaled $2.26 billion, compared with $2.43 billion in 1996 and $1.80 billion in 1995. In connection with the closing of the Great Western Merger, the Company recorded transaction-related expenses of $431.1 million in 1997. Included in other expense in 1996 were restructuring charges of $68.3 million at GWFC, transaction-related expenses of $158.1 million resulting from the Keystone Transaction and the one-time SAIF recapitalization assessment of $312.6 million.

     Other expense consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Salaries and employee benefits.................  $  821,446    $  819,965    $  793,971
Occupancy and equipment:
  Premises and equipment.......................     219,932       218,418       226,734
  Data processing..............................     102,509       102,724        82,634
                                                 ----------    ----------    ----------
     Total occupancy and equipment.............     322,441       321,142       309,368
Telecommunications and outsourced information
  services.....................................     168,322       151,312       138,564
Regulatory assessments.........................      34,873       108,271       121,274
SAIF special assessment........................          --       312,552            --
Restructuring expense..........................          --        68,293            --
Transaction-related expense....................     431,125       158,121         2,000
Other operating expense:
  Advertising and promotion....................      84,163        63,505        62,098
  Operating losses and settlements.............      51,399        62,805        36,165
  Professional fees............................      48,801        56,346        36,075
  Postage......................................      46,906        35,395        31,535
  Office supplies..............................      23,128        27,459        25,296
  Other........................................     154,838       159,734       160,783
                                                 ----------    ----------    ----------
     Total other operating expense.............     409,235       405,244       351,952
Amortization of intangible assets arising from
  acquisitions ................................      63,588        65,394        68,592
Foreclosed asset expense, net..................      10,578        18,305        17,165
                                                 ----------    ----------    ----------
     Total other expense.......................  $2,261,608    $2,428,599    $1,802,886
                                                 ==========    ==========    ==========

     Salaries and employee benefits totaled $821.4 million during 1997, compared with $820.0 million during 1996 and $794.0 million during 1995. Full-time equivalent employees ("FTE") were 19,880 at December 31, 1997, compared with 19,906 at year-end 1996 and 18,169 at year-end 1995. As part of the restructuring plan at GWFC prior to the Great Western Merger, total FTE were significantly reduced. However, because the terminations occurred at the end of 1996, overall salary expense at GWFC did not decrease until 1997. Offsetting the decreases at GWFC, salary and commission expense was higher in 1997 and 1996 at WMB and ASB due to increases in the number of employees resulting from record loan production and the integration of ASB.

     Expense for telecommunications and outsourced information services in 1997 was $168.3 million, compared with $151.3 million in 1996 and $138.6 million in 1995. Several outsourcing initiatives were undertaken in 1996, and during 1997 GWB contracted for additional telecommunication services. In general, the year-to-year increase reflected the Company's increased complexity and growth, higher levels of customer support services and continued use of outsourced data processing services.

     Regulatory assessments were $34.9 million in 1997, down from $108.3 million in 1996 and $121.3 million in 1995, reflecting a reduction in the assessment rate paid on the Company's deposits as a result of the recapitalization of the SAIF. During 1996, Washington Mutual was subject to a special assessment on SAIF deposits held by its banking subsidiaries which resulted in a charge of $312.6 million. See "Business -- Regulation and Supervision -- FDIC Insurance."

     Other operating expense increased to $409.2 million in 1997, from $405.2 million in 1996 and $352.0 million in 1995. In general, other operating expense tends to rise with the increased size of the Company. Contributing to the rise in advertising costs in 1997 were marketing campaigns designed to bring the Company's products into California. Increases in 1996 were due in part to higher professional fees associated with process reengineering projects designed to increase income, improve strategies and operations and reduce costs. Postage costs increased during 1997 due to the system conversions of ASB which required several special customer notifications as well as increased mailings related to various marketing campaigns.

     During 1996, GWFC implemented a restructuring plan to improve its competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing its systems platform. The Company recorded $68.3 million of restructuring charges in 1996. The components of the restructuring charge were severance and related payments, and facilities and equipment impairment. At December 31, 1996, $47.1 million of these charges remained accrued. The incomplete GWFC restructuring activities have been integrated into the consolidation activities associated with the Great Western Merger and are now accounted for in connection with the transaction-related expenses discussed below.

     As a result of the Great Western Merger and the Keystone Transaction, the Company recorded transaction-related expenses of $431.1 million and $226.4 million (inclusive of the $68.3 million of restructuring charges discussed above) during 1997 and 1996. The majority of the charges were for severance and related payments, facilities and equipment impairment, and various investment banking, legal and contract exit fees, all of which were incremental expenses. The accrual of $196.1 million at year-end 1997 and the $126.6 million (inclusive of the $47.1 million of restructuring charges discussed above) at year-end 1996 related primarily to costs for specifically identified severance programs, the impairment of premises and equipment and the liability for contract exit fees for duplicate services.

     The Company expected staff reductions related to the Keystone Transaction and Great Western Merger (inclusive of the GWFC restructuring plan) of approximately 2,850. As of December 31, 1997 and 1996 approximately 1,660 and 630 employee separations had occurred under these plans. The remaining employee separations of approximately 1,190 are planned to be completed by the end of June 1998. Additional staff reductions are anticipated as a result of normal attrition.

     Offices used by the Company on the Chatsworth campus are being consolidated in order to make more efficient use of the building space. As a result of this consolidation, the Company anticipates that approximately 565,000 square feet, located predominantly in six buildings, will become available to sublet to third party tenants. It is expected that the space will be available for subleasing by June 1998. In addition, the Company has identified 90 consumer financial centers which will be closed and will have their operations consolidated with neighboring financial centers by the end of the third quarter of 1998.

     In order to meet the Company's goal to consolidate its current systems platform, certain computer hardware and software equipment has been or will be abandoned and written off. The consolidation of systems will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment.

     Reconciliations of the restructuring and transaction-related expenses and accrual activity during 1996 and 1997 were as follows:

                                                                                          DECEMBER 31,
                                                             1996       1996 ACTIVITY         1996
                                   1996          1996       TOTAL      CHARGED AGAINST      ACCRUED
                               PERIOD COSTS    ACCRUAL     EXPENSES        ACCRUAL          BALANCE
                               ------------    --------    --------    ---------------    ------------
                                                       (DOLLARS IN THOUSANDS)
Severance....................    $     --      $ 59,714    $ 59,714       $  (2,776)        $ 56,938
Premises.....................          --        29,456      29,456              --           29,456
Equipment....................          --        29,101      29,101         (18,388)          10,713
Legal, underwriting and other
  direct transaction costs...      23,179         3,232      26,411              --            3,232
Contract cancellation
  costs......................          --        12,300      12,300              --           12,300
Other........................      55,456        13,976      69,432              --           13,976
                                 --------      --------    --------       ---------         --------
                                 $ 78,635      $147,779    $226,414       $ (21,164)        $126,615
                                 ========      ========    ========       =========         ========

                                                                                          DECEMBER 31,
                                                             1997       1997 ACTIVITY         1997
                                   1997          1997       TOTAL      CHARGED AGAINST      ACCRUED
                               PERIOD COSTS    ACCRUAL     EXPENSES        ACCRUAL          BALANCE
                               ------------    --------    --------    ---------------    ------------
                                                       (DOLLARS IN THOUSANDS)
Severance....................    $ 28,807      $ 94,126    $122,933       $ (57,960)        $ 93,104
Premises.....................          --        97,165      97,165         (69,317)          57,304
Equipment....................          --        49,121      49,121         (59,834)              --
Legal, underwriting and other
  direct transaction costs...     109,811         3,503     113,314          (5,993)             742
Contract cancellation
  costs......................          --        33,207      33,207         (11,808)          33,699
Other........................       8,640         6,745      15,385          (9,478)          11,243
                                 --------      --------    --------       ---------         --------
                                 $147,258      $283,867    $431,125       $(214,390)        $196,092
                                 ========      ========    ========       =========         ========

     Net foreclosed asset expense was $10.6 million in 1997, compared with $18.3 million in 1996 and $17.2 million in 1995. During 1997, the Company recorded a net recovery of $2.8 million to the provision for losses on foreclosed assets reflecting improved market values of foreclosed assets. During 1996, the Company recorded a net recovery of $5.9 million to the provision as a result of the reduction in nonperforming real estate assets and improving prospects for the remainder of the California portfolio. The provision for losses totaled $12.0 million during 1995 and reflected deteriorated real estate values in California. See "-- Asset Quality -- Provision for Loan Losses and Reserve for Loan Losses." In general, foreclosed asset operations resulted in net operating expenses in California, as opposed to net operating income in Washington.

     Year 2000. Washington Mutual has initiated a program to prepare the Company's computer systems and applications for the year 2000. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations for companies that have not successfully adapted their systems or applications. The Company is assessing all internal programs and systems as well as contacting software vendors and others with which it conducts business to ensure that potential problems are identified and resolved. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare the systems for the year 2000 and to perform appropriate testing. The Company does not believe that the process of making its systems and applications ready for year 2000 will result in a material cost to the Company.

     Taxation. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. The provision for income taxes was $419.3 million for 1997, which represented an effective tax rate of 47%, due in part to the nondeductibility of certain transaction-related expenses and a settlement with the Internal Revenue Service (the "Service") for 1986 and 1987 for GWFC.

     The provision for income taxes of $166.4 million for 1996 represented an effective tax rate of 41%. The 1996 provision included a $25.2 million provision for payments in lieu of taxes. In 1996, the benefit for use of net operating loss carryover decreased due to the change of control as of December 20, 1996. 1996 was also the first year in which New West's current losses were not included in ASB's taxable income. In addition, ASB realized in 1995 and 1994 benefits from increases to tax base year bad debt reserves which were not realized in 1996. See "Consolidated Financial Statements -- Note 18: Income Taxes and Note 19: Payments in Lieu of Taxes."

     Due to Section 382 of the Code, most of the value of the net operating loss carryforward deductions of Keystone Holdings and its subsidiaries was eliminated due to the Keystone Transaction. Accordingly, the future tax savings attributable to such net operating loss carryforward deductions (other than amounts used to offset bad debt reserve recapture for ASB) will be greatly reduced.

     In connection with the 1988 Acquisition, the Service entered into a closing agreement (the "Closing Agreement") with respect to the federal income tax consequences of the 1988 Acquisition and certain aspects of the taxation of Keystone Holdings and certain of its affiliates. The Closing Agreement contains provisions that were intended to ensure that losses generated by New West would be available to offset income of ASB for federal income tax purposes. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the FRF, which agreements were designed, in part, to provide that over time 75% of most of the federal income tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West are paid ultimately to the FRF. The provision for such payments is reported in the line item -- provision for payments in lieu of taxes. Due to the above arrangements, the Company's effective tax rate (including payments in lieu of taxes) for 1995 was below 34%, compared with a statutory corporate tax rate of 35%.

     Consumer Finance Operations. During 1997, the consumer finance line of business had net income of $45.5 million, down from $61.0 million in 1996 and $64.3 million in 1995. Credit quality for the markets served by Aristar deteriorated in 1997 and 1996. The increase in consumer finance delinquencies, charge-offs and loan loss provision reflected, in part, the growth of the portfolio but also a decline in the credit quality of the portfolio. The loan loss provision increased to $66.6 million in 1997 from $58.8 million in 1996 and $48.5 million in 1995.

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Consumer finance operations:
  Net interest income..............................  $251,086    $260,988    $258,044
  Provision for loan losses........................    66,600      58,800      48,500
  Other income.....................................    42,183      49,539      58,329
  Other expense....................................   151,422     150,744     161,281
                                                     --------    --------    --------
  Net income before income taxes...................    75,247     100,983     106,592
  Income taxes.....................................    29,744      40,000      42,300
                                                     --------    --------    --------
     Net income....................................  $ 45,503    $ 60,983    $ 64,292
                                                     ========    ========    ========

REVIEW OF FINANCIAL POSITION

     Assets. At December 31, 1997, the Company's assets were $96.98 billion, an increase of 11% from $87.43 billion at December 31, 1996. During 1997, total assets grew $9.55 billion. Most of the growth during 1997 and 1996 resulted from retaining originated loans either as part of the loan portfolio or as MBS.

     Interest-earning assets. The Company's interest-earning assets consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Cash equivalents............................  $   275,668    $   632,976    $   551,700
Securities:
  Trading securities........................       23,364          1,647            238
  Available-for-sale securities:
     MBS....................................   10,188,107     13,968,875     18,789,067
     Investment securities..................    1,185,815      2,126,468      1,960,433
  Held-to-maturity securities:
     MBS....................................   12,659,217      4,286,361      4,795,960
     Investment securities..................      120,397        192,695        288,496
                                              -----------    -----------    -----------
                                               24,176,900     20,576,046     25,834,194
Loans:
  Loans held in portfolio...................   67,124,935     61,497,847     54,108,904
  Loans held for sale.......................      685,716        333,262        569,409
  Reserve for loan losses...................     (670,494)      (677,141)      (598,124)
                                              -----------    -----------    -----------
                                               67,140,157     61,153,968     54,080,189
Investment in FHLBs.........................    1,059,491        843,002        755,491
                                              -----------    -----------    -----------
                                              $92,652,216    $83,205,992    $81,221,574
                                              ===========    ===========    ===========

     Interest-earning assets were $92.65 billion at December 31, 1997, an 11% increase from $83.21 billion at year-end 1996. During 1997, the Company retained most of its ARMs as either loans or through securitization as MBS while selling the majority of its fixed-rate SFR loan production. As a result of the Transactions, the Company's interest rate sensitivity targets were attained on a consolidated basis.

     Securities. The Company's trading, available-for-sale and held-to-maturity securities consisted of the following (at carrying value):

                                                               DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1996          1995
                                                  -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Agency MBS......................................  $20,781,456   $16,906,066   $21,700,810
Private-issue MBS...............................    2,088,248     1,347,356     1,886,649
U.S. government and agency......................      530,566       884,972       962,178
Corporate debt..................................      478,823     1,118,888     1,053,240
Municipal.......................................      100,150       108,073        92,508
Equity securities...............................      196,673       208,877       141,241
                                                  -----------   -----------   -----------
                                                   24,175,916    20,574,232    25,836,626
Derivative instruments..........................          984         1,814        (2,432)
                                                  -----------   -----------   -----------
                                                  $24,176,900   $20,576,046   $25,834,194
                                                  ===========   ===========   ===========

     The Company's securities portfolio increased by $3.60 billion at December 31, 1997, compared with the prior year. The increase was due to the securitization of Company-originated loans into MBS for liquidity purposes, the purchase of agency securities in the secondary market and the creation of a $1.22 billion Real Estate Mortgage Investment Conduit ("REMIC") from loans originated by GWB. The increase in 1997 was in contrast to a decline in the securities portfolio in 1996. The decline during 1996 was due to paydowns on the current portfolio as well as the decision to sell fixed-rate MBS and replace them with ARM loans.

     In determining which security to invest in, the Company considers, among other factors, relative rates, liquidity and credit quality. At December 31, 1997, there were no securities issued by a single issuer (excluding the U.S. government and its agencies and corporations) that exceeded 10% of stockholders' equity.

     Securities classified as held to maturity increased by $8.30 billion in 1997 while securities classified as available for sale decreased by $4.72 billion. The increase in the held-to-maturity category, and the corresponding decline in the available-for-sale category, was due in part to the transfer of $4.36 billion in MBS from available-for-sale to held-to-maturity. Since these securities were created from GWB-originated loans and the intent is to hold these securities to maturity, they were reclassified from available for sale to held to maturity subsequent to the Great Western Merger. In addition to the transfer, an additional $4.50 billion in Company-originated loans were securitized and classified as held to maturity during 1997.

     Trading securities increased by $21.7 million due to the creation of the REMIC during 1997. The REMIC is made up of five tranches. The fifth tranche was classified as trading because this was a securitization of loans which management intended to sell. The remaining four tranches were classified as available for sale, as management intended to hold these securities in a manner consistent with other internal securitizations.

     At December 31, 1997, 92% of MBS in the Company's securities portfolio were adjustable rate. Of the 92% indexed to an adjustable rate, 72% were indexed to COFI, 19% to U.S. Treasury indexes, and 1% to LIBOR. The remaining 8% of MBS were fixed rate.

     Loans. Total loans (exclusive of the reserve for loan losses) at December 31, 1997 were $67.81 billion, up from $61.83 billion at December 31, 1996. Changes in the loan balances are primarily driven by originations of new loans, prepayments of existing loans, scheduled repayments of principal, and loan securitizations and sales. The increase in SFR loans was due to strong originations, the majority of which were ARMs which the Company retained in its portfolio.

     Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                       DECEMBER 31,
                          -----------------------------------------------------------------------
                             1997           1996           1995           1994           1993
                          -----------    -----------    -----------    -----------    -----------
                                                  (DOLLARS IN THOUSANDS)
Loans:
  Real estate loans:
     SFR................  $53,431,451    $48,689,404    $41,907,598    $42,737,451    $41,171,112
     SFR construction...      877,449        728,121        629,280        559,365        435,307
     Commercial real
       estate...........    6,613,541      6,488,254      6,467,013      6,086,906      6,095,881
                          -----------    -----------    -----------    -----------    -----------
                           60,922,441     55,905,779     49,003,891     49,383,722     47,702,300
  Manufactured housing,
     second mortgage and
     other consumer.....    3,806,337      3,399,278      3,358,832      2,894,327      2,678,169
  Consumer finance......    2,309,407      2,185,903      2,136,022      1,998,830      1,830,995
  Commercial business...      772,466        340,149        179,568        257,048        261,468
                          -----------    -----------    -----------    -----------    -----------
                          $67,810,651    $61,831,109    $54,678,313    $54,533,927    $52,472,932
                          ===========    ===========    ===========    ===========    ===========
Loans as a percentage of
  total loans (exclusive
  of the reserve for
  loan losses):
  SFR...................           79%            79%            77%            78%            78%
  SFR construction......            1              1              1              1              1
  Commercial real
     estate.............           10             10             12             11             12
  Manufactured housing,
     second mortgage and
     other consumer.....            6              5              6              5              5
  Consumer finance......            3              4              4              4              3
  Commercial business...            1              1             --              1              1
                          -----------    -----------    -----------    -----------    -----------
                                  100%           100%           100%           100%           100%
                          ===========    ===========    ===========    ===========    ===========

     Real estate loans by product type were as follows:

                                                        DECEMBER 31, 1997
                                                 --------------------------------
                                                                PERCENT OF TOTAL
                                                   AMOUNT       REAL ESTATE LOANS
                                                 -----------    -----------------
                                                      (DOLLARS IN THOUSANDS)
Short-term ARMs:
  COFI.........................................  $32,108,461            53%
  MTA..........................................    1,602,123             3
  CMT..........................................    3,800,156             6
  Other........................................    4,553,499             7
                                                 -----------           ---
                                                  42,064,239            69
Medium-term ARMs:
  CMT..........................................    4,135,947             7
  COFI.........................................    1,244,357             2
  Other........................................    2,880,587             5
                                                 -----------           ---
                                                   8,260,891            14
Fixed-rate mortgages...........................   10,597,311            17
                                                 -----------           ---
                                                 $60,922,441           100%
                                                 ===========           ===
Number of real estate loans....................      513,417

     Short-term ARMs reprice within a year. Medium-term ARMs have an initial fixed rate for more than one year and then convert to short-term ARMs.

     Loan originations were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1996          1995
                                                  -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  SFR:
     Adjustable rate............................  $15,167,522   $11,087,922   $10,374,740
     Fixed rate.................................    6,798,487     4,930,874     3,583,603
                                                  -----------   -----------   -----------
                                                   21,966,009    16,018,796    13,958,343
  SFR construction:
     Custom.....................................      883,211       779,698       583,658
     Builder....................................      565,305       513,972       377,169
  Apartment buildings...........................      691,566       548,978       391,942
  Other commercial real estate..................      494,965       295,377       242,987
                                                  -----------   -----------   -----------
                                                   24,601,056    18,156,821    15,554,099
Manufactured housing............................      324,583       334,721       274,115
Second mortgage and other consumer..............    1,828,268     1,269,849     1,005,871
Consumer finance................................    2,179,136     1,995,696     2,124,368
Commercial business.............................      669,613       380,609       167,830
                                                  -----------   -----------   -----------
                                                  $29,602,656   $22,137,696   $19,126,283
                                                  ===========   ===========   ===========
SFR refinances to total SFR originations........          46%           41%           40%

     SFR originations by product type were as follows:

                                                            YEAR ENDED DECEMBER 31, 1997
                                                      ----------------------------------------
                                                        AMOUNT      % OF CATEGORY   % OF TOTAL
                                                      -----------   -------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Short-term ARMs:
  COFI..............................................  $ 6,688,444         63%           30%
  MTA...............................................    1,699,542         16             8
  CMT...............................................    1,362,150         13             6
  Other.............................................      812,800          8             4
                                                      -----------        ---           ---
                                                       10,562,936        100%           48
                                                                         ===
Medium-term ARMs:
  CMT...............................................    3,729,243         81%           17
  COFI..............................................       21,238         --            --
  Other.............................................      854,105         19             4
                                                      -----------        ---           ---
                                                        4,604,586        100%           21
                                                                         ===
Fixed-rate mortgages................................    6,798,487                       31
                                                      -----------                      ---
                                                      $21,966,009                      100%
                                                      ===========                      ===

     The strong housing market, attractive interest rates, and an increased number of distribution outlets led to record lending volumes during 1997. Refinancings have increased since the second half of 1995 as market interest rates have declined.

     Interest-bearing liabilities. The Company uses customer deposits and wholesale borrowings to fund its operations. Due to increased market competition for customer deposits, the Company has increasingly relied on wholesale borrowings to fund its asset growth.

     Deposits. Total deposits of $50.99 billion at December 31, 1997, were down from 1996 and 1995.

     Deposits consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing..........................  $ 4,380,133    $ 4,980,766    $ 5,194,668
  Noninterest bearing.......................    3,534,242      2,576,822      2,243,622
                                              -----------    -----------    -----------
                                                7,914,375      7,557,588      7,438,290
Savings accounts............................    3,267,732      3,265,995      3,668,641
MMDAs.......................................   11,672,313     10,320,276      9,494,137
Time deposit accounts.......................   28,131,597     31,523,055     33,096,820
                                              -----------    -----------    -----------
                                              $50,986,017    $52,666,914    $53,697,888
                                              ===========    ===========    ===========

     The total decrease in deposits reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. Partially offsetting the $3.39 billion decline during 1997 in time deposit accounts were increases in the level of MMDAs and checking accounts. These latter two products have the benefit of lower interest costs compared to time deposit accounts. While MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a stable source of long-term funding.

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

     Changes in deposits were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Deposits, beginning of year.................  $52,666,914    $53,697,888    $52,044,953
Decrease due to deposit outflow.............   (4,146,855)    (3,377,939)    (1,116,046)
Increase due to acquired deposits...........      299,854        106,663        417,078
Increase due to interest credited...........    2,166,104      2,240,302      2,351,903
                                              -----------    -----------    -----------
(Decrease) increase in total deposits.......   (1,680,897)    (1,030,974)     1,652,935
                                              -----------    -----------    -----------
Deposits, end of year.......................  $50,986,017    $52,666,914    $53,697,888
                                              ===========    ===========    ===========
Weighted average rate for the year..........         4.18%          4.22%          4.40%

     Borrowings. Washington Mutual's borrowings primarily take the form of federal funds purchased, commercial paper, reverse repurchase agreements and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

     Annuities and borrowings consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Annuities(1)................................  $        --    $   878,057    $   855,503
Federal funds purchased and commercial
  paper.....................................    2,928,282      2,153,506      1,749,833
Reverse repurchase agreements...............   12,279,040     12,033,119     14,853,052
Advances from FHLBs.........................   20,301,963     10,011,425      5,570,819
Trust preferred securities..................      800,000        100,000        100,000
Other borrowings............................    2,689,362      3,109,694      2,896,062
                                              -----------    -----------    -----------
                                              $38,998,647    $28,285,801    $26,025,269
                                              ===========    ===========    ===========

---------------------------

(1) Annuities were held by WM Life, which was sold by the Company at the end of 1997.

     The Company's wholesale borrowing portfolio increased by $10.71 billion at December 31, 1997, compared with the prior year. The increase was due to the Company's inability to obtain additional retail deposits as a funding source for asset growth. Specifically, due to relative pricing advantages, the Company primarily used advances from FHLBs to fund its balance sheet growth during 1997. The Company also issued $700.0 million in trust preferred securities during 1997. See "Consolidated Financial Statements -- Note 16: Trust Preferred Securities."

     In December 1996, the Company entered into two revolving credit facilities with The Chase Manhattan Bank ("Chase"): a $100.0 million 364-day facility and a $100.0 million four-year facility. In November 1997, these facilities were amended by increasing the amounts for each from $100.0 million to $200.0 million. The facilities are available for general corporate purposes, including providing capital to the Company's subsidiaries. As of December 31, 1997, there were no outstanding borrowings under these facilities. As of December 31, 1997, the Company had entered into five other credit agreements with various parties permitting aggregate borrowings up to $735.1 million. The two largest of these agreements were a $550.0 million revolving credit facility with Bank of Montreal and Chase to back Aristar's commercial paper program and a $177.1 million letter of credit with the FHLB of San Francisco to provide credit enhancement on certain of the Company's private-issue MBS.

     Debt ratings of the Company, WMBFA and Aristar were as follows:

                                                           DECEMBER 31, 1997
                                        --------------------------------------------------------
                                           STANDARD & POOR'S         MOODY'S INVESTORS SERVICE
                                        ------------------------    ----------------------------
                                        WMI     WMBFA    ARISTAR     WMI       WMBFA     ARISTAR
                                        ----    -----    -------    ------    -------    -------
Short-term debt.......................   --      A2       A2         --         P1        P2
Senior term debt......................  BBB+     A-       A-         A3         A2        A3
Subordinated term debt................   --     BBB+     BBB+       Baa1        A3       Baa1
Trust preferred securities............  BBB-     --       --         a3         --        --
Noncumulative preferred stock.........  BBB-     --       --        baa1        --        --

ASSET QUALITY

     Provision for Loan Losses and Reserve for Loan Losses. The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for losses inherent in the Company's loan portfolio. The Company's determination of the level of the reserve and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including current and anticipated economic conditions, the underlying quality of the loan portfolio, prior loan loss experience, the Company's credit administration and asset management philosophy and procedures, and the regulatory examination process. The Company has an Officer's Loan Committee ("OLC") that reports to the Board of Directors and continuously reviews loan quality. The Company also has internal staff regularly review the classification of commercial loans and report such classification to the OLC. Such reviews also assist management in establishing the level of the reserve. The Company is also examined by its primary regulators. These examinations generally occur annually and target various activities of the Company, including specific segments of the loan portfolio.

     The provision for loan losses during 1997 was $207.1 million compared with $392.4 million in 1996, 251.4 million in 1995, $327.1 million in 1994 and $620.8 million in 1993, reflecting a generally declining trend in nonperforming assets since 1993. The provision during 1997 reflected the general improvement in the California economy.

     The provision for loan losses during 1996 included a $125.0 million addition to the reserve for loan losses at the date of the merger with Keystone Holdings. The additional reserve for loan losses was provided principally because a number of Washington Mutual's credit administration and asset management philosophies and procedures differed from those of ASB. Those differences consisted principally of the following: (i) Washington Mutual was more proactive in dealing with emerging credit problems and tended to prefer foreclosure actions to induce borrowers to correct defaults, whereas ASB was not as proactive and tended to prefer workouts in lieu of a more aggressive foreclosure stance; and (ii) ASB considered the risk characteristics of its portfolio of loans secured by apartment buildings of less than $1.0 million to be similar to its SFR portfolio; Washington Mutual, on the other hand, considered the risk characteristics of that portfolio to be more closely aligned with its commercial real estate loan portfolio, which tended to have a higher incidence of loan losses than the SFR portfolio. Washington Mutual has conformed ASB's asset management practices, administration, philosophies and procedures to those of WMB and WMBfsb. The addition to the reserve for loan losses was to a lesser degree provided because Washington Mutual believed that, while there had been an increase in the value of residential real estate in certain California markets, a decline in collateral values for some portions of the California real estate market occurred in 1996. Management of the Company reviewed ASB's large performing and nonperforming loans on an individual loan basis, reviewed its other loan portfolios in the aggregate, and implemented appropriate strategies for such credits. As a result, Washington Mutual allocated approximately 43% of the additional $125.0 million provision to loans in the commercial real estate loan portfolio. The remainder was attributed to ASB's various residential loan portfolios, for which specific reserve allocations were not recorded.

     During 1996, the Company also recorded a loan loss provision of $50.0 million for the bulk sale of nonperforming loans at GWB.

     The high level of the provision for loan losses in 1993 was deemed necessary to counter the deterioration in California's general economic indicators, including employment, consumer confidence and the value of residential real estate. The decline in the value of residential real estate and resultant deterioration of many borrowers' equity led to a high rate of delinquencies, foreclosures and charge offs.

     Integral to determining the level of the provision for loan losses in any given year is an analysis of actual loss experience and plans for problem loan administration and resolution. During 1997, the California economy improved significantly, resulting in a dramatic turnaround in the housing market. The median price for California homes had declined steadily from a high of $211,000 in 1991 to a low point of $168,000 in February 1997. By December 1997 the median price of homes had increased to $190,000, up $22,000 or 13% from earlier in the year. Most of this improvement occurred during the second half of the year. The result has been a decline in residential loan charge offs and a slowing in foreclosure activity toward the end of 1997. Loan charge offs, net of recoveries, for 1997 totaled $200.2 million, which was less than net charge offs of $314.5 million in 1996 and $341.7 million in 1995.

     The California economic growth and the recovery of commercial real estate markets nationwide also resulted in significant improvement in the quality of the apartment building and commercial real estate portfolio. At the end of 1996, management was particularly concerned about potential losses in this portfolio and had increased allocated reserves to it. During 1997, the apartment building and commercial real estate portfolios have improved steadily reflecting the growth in jobs and population. Average occupancy levels and rental rates have increased as has the average sales price per square foot. During the period from the second quarter of 1996 to the second quarter of 1997 the average sales price in California increased approximately 19% and the average rental rates increased approximately 11%. The result has been a reduction in the level of nonperforming loans in these portfolios and reduced allocated reserves during 1997.

     During 1996, the charge off policy for consumer finance was changed from charging off loans when they are 120 days delinquent to charging them off when they are 180 days delinquent. This had the effect of reducing the level of charge offs during 1996 from what it would otherwise have been by approximately $12.0 million. The increases in charge offs of consumer finance loans in recent years reflects some deterioration in credit quality of the consumer finance loan portfolio. The deterioration in credit quality appears to be a reflection of general economic conditions also being experienced by similar lenders.

     Changes in the reserve for loan losses were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                   1997         1996         1995         1994         1993
                                 ---------    ---------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS)
Balance, beginning of year.....  $ 677,141    $ 598,124    $ 683,040    $ 747,331    $ 624,509
Provision for loan losses......    207,139      392,435      251,424      327,068      620,808
Reserves added through business
  combinations.................     10,908        1,077        5,372          921       46,000
Reserves transferred to MBS
  impairment...................    (21,755)          --           --           --           --
Reserves transferred to
  contingent liability.........     (2,747)          --           --           --           --
Adoption of SFAS No. 114.......         --           --           --           --       47,974
Loans charged off:
  SFR..........................   (100,860)    (232,653)    (240,489)    (278,786)    (346,565)
  SFR construction.............        (52)         (16)        (125)        (190)        (297)
  Commercial real estate.......    (24,073)     (36,354)     (55,888)     (69,816)    (178,667)
  Manufactured housing, second
     mortgage and other
     consumer..................    (17,621)     (11,127)      (8,905)     (14,306)     (40,058)
  Consumer finance.............    (79,697)     (60,520)     (62,206)     (54,041)     (50,174)
  Commercial business..........     (2,569)        (435)        (813)      (2,065)      (3,065)
                                 ---------    ---------    ---------    ---------    ---------
                                  (224,872)    (341,105)    (368,426)    (419,204)    (618,826)
Recoveries of loans previously
  charged off:
  SFR..........................      1,353        5,693        3,891        3,942        2,070
  SFR construction.............         90           --           47           --           --
  Commercial real estate.......      2,725        3,425        5,286        5,110        5,162
  Manufactured housing,
     second mortgage and other
     consumer..................      2,916        1,221          951        1,861        3,999
  Consumer finance.............     17,375       16,197       16,057       15,568       15,523
  Commercial business..........        221           74          482          443          112
                                 ---------    ---------    ---------    ---------    ---------
                                    24,680       26,610       26,714       26,924       26,866
                                 ---------    ---------    ---------    ---------    ---------
  Net charge offs..............   (200,192)    (314,495)    (341,712)    (392,280)    (591,960)
                                 ---------    ---------    ---------    ---------    ---------
  Balance, end of year.........  $ 670,494    $ 677,141    $ 598,124    $ 683,040    $ 747,331
                                 =========    =========    =========    =========    =========
  Charge offs as a percentage
     of average loans..........      0.31%        0.55%        0.62%        0.74%        1.14%

     As part of the process of determining the adequacy of the reserve for loan losses, management reviews the loan portfolio for weaknesses. A portion of the reserve is then either specified or allocated to reflect the identified loss exposure. SFR and consumer loans are not individually analyzed for impairment because of the significant number of loans and their relatively small individual balances. Commercial real estate, commercial business and builder construction loans are evaluated individually for impairment. At December 31, 1997, the Company had specific or allocated reserves totaling $90.5 million. Specific and allocated reserves at year-end 1996 were $118.6 million, a significant increase from $66.6 million at December 31, 1995. During 1996, the Company's review of ASB's loan portfolio resulted in approximately 43% of the additional $125.0 million provision in 1996 being allocated to loans in the commercial real estate loan portfolio. This allocation reflected the decline in some portions of the California real estate market during 1996. During 1997 the economy in California improved significantly and boosted the value of real estate across the state, particularly during the second half of the year. This increase in real estate values resulted in a reduction in allocated reserves for commercial real estate loans during 1997.

     Unallocated reserves are established for loss exposure that is not yet identified but may exist in the remainder of the loan portfolio. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures.

     An analysis of the reserve for loan losses was as follows:

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate................  $ 84,969   $117,343   $ 66,397   $ 58,595   $ 60,005
  Commercial business...................     3,277      1,285         --         --      1,718
  Builder construction..................     2,207         --        158      1,327      1,503
                                          --------   --------   --------   --------   --------
                                            90,453    118,628     66,555     59,922     63,226
Unallocated reserves....................   580,041    558,513    531,569    623,118    684,105
                                          --------   --------   --------   --------   --------
                                          $670,494   $677,141   $598,124   $683,040   $747,331
                                          ========   ========   ========   ========   ========
Total reserve for loan losses as a
  percentage of:
  Nonaccrual loans......................       112%       118%        85%        81%        78%
  Nonperforming assets..................        83         84         60         59         52

     The Company considers the reserve for loan losses of $670.5 million adequate to cover losses inherent in the loan portfolio at December 31, 1997. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

     When determining the adequacy of the reserve for loan losses, management has historically looked not only to those loans currently in its loan portfolio, but also to any loan pool where the Company has a recourse obligation resulting from securitization of its loans. With the Great Western Merger, the Company began recording losses on loans repurchased from Recourse MBS as a write down on the security, rather than as a charge against the reserve for loan losses. Write downs on these Recourse MBS were included as a component of other income in the line item -- write down of loans securitized and retained. GWB had adopted this accounting policy in 1996. Prior periods have been restated so that charge offs on SFR loans are comparable period to period.

     Also, as part of the Great Western Merger, the Company reclassified the identified impairment on Recourse MBS from the reserve for loan losses to a reduction in the basis of the security. During 1997, impairment of $21.8 million was recorded through a transfer from the reserve for loan losses. The impairment was based upon an analysis of the loans underlying Recourse MBS. Because this reclassification was immaterial to the Company's statement of financial position, prior periods have not been restated. The impairment on MBS is evaluated periodically and any subsequent impairment is recorded as a write down to MBS. At December 31, 1997, the Company had securitized $15.00 billion of loans with recourse. The corresponding impairment was recorded as a basis adjustment to the MBS and totaled $35.6 million at the end of 1997.

     The Company also maintains a contingent liability to cover potential losses on Recourse MBS sold to third parties and loans sold with recourse. During 1997, an additional $2.7 million was set aside to cover losses on these Recourse MBS and loans sold with recourse. At December 31, 1997 the Company had sold $2.13 billion of Recourse MBS and loans sold with recourse, and the contingent liability totaled $8.8 million, which the Company considers adequate to cover inherent losses.

     Delinquent Assets. The Company regularly reviews its portfolio of accruing and performing loans for delinquencies. The three-year trend in loans with two or three delinquent payments was as follows:

                                                            DECEMBER 31,
                             ---------------------------------------------------------------------------
                                      1997                      1996                      1995
                             -----------------------   -----------------------   -----------------------
                                            % OF                      % OF                      % OF
                              AMOUNT    PORTFOLIO(1)    AMOUNT    PORTFOLIO(1)    AMOUNT    PORTFOLIO(1)
                             --------   ------------   --------   ------------   --------   ------------
Delinquent loans:
  SFR......................  $499,638       0.73%      $526,242       0.86%      $386,854       0.71%
  SFR construction.........     9,143       1.04          6,674       0.92%         1,563       0.27
  Commercial real estate...    30,685       0.34         33,341       0.51%        29,268       0.46
  Manufactured housing.....    24,647       2.28         10,347       1.14%         3,252       0.42
  Second mortgage and other
     consumer..............    55,121       2.02         40,742       1.53%        38,190       1.35
  Consumer finance.........    68,814       2.98         62,000       2.84%        60,000       2.81
  Commercial business......     1,013       0.13             20         --             --         --
                             --------       ----       --------       ----       --------       ----
                             $689,061       0.81%      $679,366       0.90%      $519,127       0.78%
                             ========       ====       ========       ====       ========       ====

---------------

(1) Loans that have been securitized or sold for which the Company retains the credit risk were also included.

     Nonperforming Assets. Assets considered to be nonperforming include nonaccrual loans and securities, foreclosed assets and real estate held for investment purposes ("REI") that does not generate sufficient income to meet return on investment criteria. When loans securitized or sold on a recourse basis are nonperforming, they are included in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due. See "Consolidated Financial Statements -- Note 1: Summary of Significant Accounting Policies."

     Nonperforming assets were $806.6 million or 0.83% of total assets at December 31, 1997, compared with $805.1 million or 0.92% of total assets at December 31, 1996. Since 1993, nonperforming assets as a percentage of total assets have steadily declined.

     Nonperforming assets consisted of the following:

                                                             DECEMBER 31,
                                       --------------------------------------------------------
                                         1997       1996       1995        1994         1993
                                       --------   --------   --------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Real estate loans:
     SFR.............................  $469,127   $461,730   $590,040   $  662,136   $  754,618
     SFR construction................    10,413      9,235      9,550        4,640        8,527
     Apartment buildings.............    17,296     19,659     36,300      110,944       93,474
     Other commercial real estate....    25,825     14,616     26,663       35,549       63,516
                                       --------   --------   --------   ----------   ----------
                                        522,661    505,240    662,553      813,269      920,135
  Manufactured housing...............    11,127      8,721      1,923        1,643        2,207
  Second mortgage and other
     consumer........................    14,071     14,346      9,266        8,077       16,487
  Consumer finance...................    50,930     45,622     25,772       21,277       20,667
  Commercial business................     2,585      1,068        824        1,018        3,785
                                       --------   --------   --------   ----------   ----------
                                        601,374    574,997    700,338      845,284      963,281
Foreclosed assets....................   205,272    222,883    286,705      313,392      470,167
Other nonperforming assets...........        --      7,232      4,564        4,980           --
                                       --------   --------   --------   ----------   ----------
                                       $806,646   $805,112   $991,607   $1,163,656   $1,433,448
                                       ========   ========   ========   ==========   ==========
Nonperforming assets as a percentage
  of total assets....................      0.83%      0.92%      1.14%        1.46%        1.99%

     The increase in consumer finance delinquencies, charge offs and loan loss provision reflected, in part, the growth of the portfolio but also a decline in the credit quality of the portfolio.

     During 1996, the Company sold $292.4 million of nonperforming loans and real estate. The loans and properties were primarily associated with originations that occur between 1989 and 1992. As a result of the improving economies where WMBFA operates, bulk sales of foreclosed properties were discontinued in mid-1997 and Washington Mutual began using retail sales channels to dispose of WMBFA's foreclosed assets.

     Loans and nonaccrual loans by geographic concentration at December 31, 1997 were as follows:

                                                                 OREGON
                                    CALIFORNIA                 WASHINGTON                  FLORIDA
                             ------------------------   ------------------------   -----------------------
                              PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL   PORTFOLIO    NONACCRUAL
                             -----------   ----------   -----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Real estate loans:
  SFR......................  $30,343,943    $327,262    $11,427,196    $51,439     $1,959,902    $22,660
  SFR construction.........       16,174          --        741,498      3,771            536         --
  Apartment buildings......    3,119,766      17,296        797,671         --         46,691         --
  Other commercial real
     estate................    1,233,720      22,158        916,054      2,266         31,578         --
                             -----------    --------    -----------    -------     ----------    -------
                              34,713,603     366,716     13,882,419     57,476      2,038,707     22,660
Manufactured housing.......       11,749         194        825,451      7,947             --         --
Second mortgage and other
  consumer.................      385,758       3,983      1,942,703      7,175         49,533        115
Consumer finance...........      195,137       2,999             --         --        126,918      2,928
Commercial business........       73,355         149        534,793      2,182          2,935         24
                             -----------    --------    -----------    -------     ----------    -------
                             $35,379,602    $374,041    $17,185,366    $74,780     $2,218,093    $25,727
                             ===========    ========    ===========    =======     ==========    =======
Loans and nonaccrual loans
  as a percentage of total
  loans and total
  nonaccrual loans.........           52%         62%            26%        13%             3%         4%

                                      CONNECTICUT
                                     MASSACHUSETTS
                                       NEW YORK                   OTHER(1)                    TOTAL
                                -----------------------   ------------------------   ------------------------
                                PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL
                                ----------   ----------   -----------   ----------   -----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  SFR.........................  $2,214,675    $18,137     $ 7,485,735    $ 49,629    $53,431,451    $469,127
  SFR construction............          --         --         119,241       6,642        877,449      10,413
  Apartment buildings.........         112         --         223,652          --      4,187,892      17,296
  Other commercial real
     estate...................         107         --         244,190       1,401      2,425,649      25,825
                                ----------    -------     -----------    --------    -----------    --------
                                 2,214,894     18,137       8,072,818      57,672     60,922,441     522,661
Manufactured housing..........                                243,993       2,986      1,081,193      11,127
Second mortgage and other
  consumer....................         335         --         346,815       2,798      2,725,144      14,071
Consumer finance..............          --         --       1,987,352      45,003      2,309,407      50,930
Commercial business...........         760         --         160,623         230        772,466       2,585
                                ----------    -------     -----------    --------    -----------    --------
                                $2,215,989    $18,137     $10,811,601    $108,689    $67,810,651    $601,374
                                ==========    =======     ===========    ========    ===========    ========
Loans and nonaccrual loans as
  a percentage of total loans
  and total nonaccrual
  loans.......................           3%         3%             16%         18%           100%        100%

---------------

(1) No one other state represented more than 1% of the total.

     At December 31, 1997, nonaccrual loans in California accounted for 62% of total nonaccrual loans, down from 65% in 1996. The California real estate market requires continual review. In general, real estate values have improved during 1997. However, there may be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

     Impaired Loans. Commercial real estate, commercial business and builder construction loans are individually evaluated for impairment. A loan in one of these categories is considered impaired when it is (i) probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, or (ii) a substandard loan, whether or not performing. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions.

     At December 31, 1997, loans totaling $551.3 million were impaired, of which $454.6 million had allocated reserves of $90.5 million. The remaining $96.6 million were either nonperforming or previously written down and had no reserves allocated to them. Of the $551.3 million of impaired loans, $49.5 million were on nonaccrual status. The rise in the level of impaired loans during 1996 reflected, for the most part, the Company's review of large commercial real estate loans at ASB. Of the $125.0 million addition to the reserve for loan losses made at the date of the merger with Keystone Holdings, $18.9 million was allocated to $110.3 million of commercial real estate loans that management deemed to be impaired.

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                          1997                       1996
                                                  ---------------------    ------------------------
                                                    LOAN      ALLOCATED                   ALLOCATED
                                                   AMOUNT     RESERVES     LOAN AMOUNT    RESERVES
                                                  --------    ---------    -----------    ---------
                                                               (DOLLARS IN THOUSANDS)
    Nonaccrual loans:
      With allocated reserves...................  $ 33,980     $ 7,760      $ 19,071       $ 6,641
      Without allocated reserves................    15,481          --        39,609            --
                                                  --------     -------      --------       -------
                                                    49,461       7,760        58,680         6,641
    Other impaired loans:
      With allocated reserves...................   420,662      82,693       384,272        73,168
      Without allocated reserves................    81,160          --       177,516            --
                                                  --------     -------      --------       -------
                                                   501,822      82,693       561,788        73,168
                                                  --------     -------      --------       -------
                                                  $551,283     $90,453      $620,468       $79,809
                                                  ========     =======      ========       =======

     The average balance of impaired loans and the related interest income recognized were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
    Average balance of impaired loans......................  $572,727    $607,514    $436,034
    Interest income recognized.............................    38,523      34,248      28,815

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

  Nature of risk

     The long-run profitability of the Company depends not only on the success of the services it offers to its customers and the credit quality of its loans and securities, but also the extent to which its earnings are unaffected by changes in interest rates. The Company engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. A key component of this program is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At the same time, the Company's policy is to sell most fixed-rate loan originations. In certain interest rate environments this strategy makes it difficult for the Company to increase or even maintain its asset size, which can have an adverse effect on net interest income. As a result of the program described above, the Company is subject to various types of interest rate risk. Management characterizes these risks as yield curve, prepayment, lag, basis and cap risk.

  Yield curve risk

     During periods of moderate to high market interest rates, originations of ARMs have been well received by customers. When interest rates are relatively low, however, unless long-term rates remain appreciably higher than short-term rates (what is referred to as a steep yield curve environment), borrowers show a preference for fixed-rate loans rather than ARMs. During the fourth quarter of 1997, interest rates on the 10-year U.S. government note declined approximately 36 basis points while interest rates on three-month U.S. Treasury bill increased 25 basis points. This flattened the slope of the yield curve so that there was only a 40 basis point difference between the three-month U.S. Treasury bill rate and the 10-year U.S. government note rate at year-end 1997 versus a 101 basis point difference three months earlier. The effect of this interest rate environment in late 1997 and early 1998 has been a decrease in the percentage of ARM originations and an increase in the percentage of fixed-rate originations. Because it is the Company's practice to sell conforming fixed-rate loans, lower levels of ARM originations could have an adverse effect on the Company's asset size.

  Prepayment risk

     In a low interest rate environment with a flat yield curve, customers' preference for fixed-rate loans may result in the prepayment and refinancing of existing loans, fixed-rate and ARMs, to lower, fixed-rate mortgage loans. This preference may make it more difficult for the Company to increase the size of its loan and MBS portfolio during these periods when combined with its policy of selling most all of its fixed-rate loan production. Premiums related to loans and MBS on the Company's balance sheet, as well as the servicing rights attributed to loans serviced for others, would need to be written off at the time of repayment, and could have an adverse impact on earnings.

  Lag risk

     In times of rising interest rates, the Company is negatively affected by an inherent timing difference between the repricing of its ARM assets and its liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates. Although the effect of this lag generally balances out over the life of a given loan, it can produce short-term volatility in the Company's net interest income during periods of interest rate movement. One example of this is the delay in the repricing of COFI based assets, commonly referred to as "COFI lag." This lag results from the two month delay in reporting COFI because of the time required to gather the data needed to compute the index. Consequently, the COFI used to reprice ARMs and adjustable rate MBS actually reflects the cost of funds for a two month prior period. As a result, COFI loans reprice more slowly than the Company's liabilities.

  Basis risk

     The repricing of the Company's assets and liabilities is subject to additional interest rate risk because generally the repricing of its assets and liabilities is tied to different indices which may react differently to changes in interest rates. Loans tied to the COFI index create a form of basis risk for the Company because the portion of the Company's liabilities that are borrowings rather than deposits is higher than for most of the other savings institutions whose costs of funds are a component of COFI. Borrowings are generally more rate sensitive than deposits and reprice more quickly as market interest rates (such as treasury rates) change. To the extent that other loan indexes move at a different rate or direction from the Company's cost of funds, additional basis risk may be realized.

  Cap risk

     The lifetime interest rate caps which the Company offers to its ARM borrowers introduce another element of interest rate risk to the Company. In periods of high interest rates, it is possible for market interest rates to exceed the lifetime interest rate caps of existing ARM loans.

  Loan indexes

     As discussed previously, the majority of the Company's loans and MBS have adjustable rates that are tied to a market index. The Company's cost of funds compared to various indexes were as follows:

                                  WASHINGTON                               WASHINGTON MUTUAL'S COST OF FUNDS
                                   MUTUAL'S                                     LESS THAN (GREATER THAN)
                                   COST OF                                 ----------------------------------
     FOR THE QUARTER ENDED:         FUNDS      COFI   CMT    MTA    LAMA    COFI      CMT      MTA      LAMA
     ----------------------       ----------   ----   ----   ----   ----   -------   ------   ------   ------
December 31, 1997...............     4.90      4.95   5.53   5.63   5.65     0.05     0.63     0.73     0.75
September 30, 1997..............     4.88      4.90   5.61   5.66   5.58     0.02     0.73     0.78     0.70
June 30, 1997...................     4.86      4.82   5.75   5.67   5.53    (0.04)    0.89     0.81     0.67
March 31, 1997..................     4.75      4.81   5.64   5.58   5.47     0.06     0.89     0.83     0.72

  Quantitative Information About Interest Rate Risk

     The table below represents in tabular form contractual balances of the Company's financial instruments at the expected maturity dates as well as the fair value of those financial instruments at December 31, 1997. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and does not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Company has used prepayment assumptions that are materially higher than normal for this analysis based on the current yield curve environment. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1997. The principal/notional amounts and fair values presented in the table do not include the reserve for loan losses, impairment on Recourse MBS or market adjustments on securities. See "Consolidated Financial Statements -- Note 28: Fair Value of Financial Instruments."

                                                              PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                   ---------------------------------------------------------------------------------------------
                                      1998          1999          2000          2001         2002      THEREAFTER       TOTAL
                                   -----------   -----------   -----------   ----------   ----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS:
  Adjustable-rate loans..........  $10,616,419   $ 8,821,821   $ 6,706,714   $4,939,289   $3,700,939   $18,021,634   $52,806,816
    Average interest rate........         6.83%         7.65%         7.70%        7.68%        7.69%         7.66%         7.50%
  Fixed-rate loans...............    3,864,751     2,338,619     1,651,611    1,216,639      931,910     5,000,305    15,003,835
    Average interest rate........        12.37         10.81          9.70         8.84         9.54          7.58          9.77
  Adjustable-rate securities.....    3,311,033     2,430,146     2,028,213    1,639,151    1,350,215    11,057,019    21,815,777
    Average interest rate........         6.88          6.63          6.67         6.61         6.56          6.48          6.59
  Fixed-rate securities..........      645,385       547,124       165,706      200,773      220,253     1,658,782     3,438,023
    Average interest rate........         6.90          6.76          6.87         7.14         6.86          6.44          6.67
  Cash and cash equivalents......    1,560,890            --            --           --           --            --     1,560,890
    Average interest rate........         1.14            --            --           --           --            --          1.14
                                   -----------   -----------   -----------   ----------   ----------   -----------   -----------
                                   $19,998,478   $14,137,710   $10,552,244   $7,995,852   $6,203,317   $35,737,740   $94,625,341
                                   ===========   ===========   ===========   ==========   ==========   ===========   ===========
                                          7.47%         7.96%         7.80%        7.62%        7.69%         7.23%         7.52%
DERIVATIVES MATCHED AGAINST
  ASSETS:
  Pay fixed swaps................  $   300,000   $   500,000   $        --   $       --   $       --   $        --   $   800,000
    Average pay rate.............         6.05%         5.97%           --           --           --            --          6.00%
    Average receive rate.........         5.83          5.88            --           --           --            --          5.86
  Interest rate caps.............      650,000            --            --           --           --            --       650,000
    Average strike rate..........         6.17            --            --           --           --            --          6.17
    Average index rate...........         5.89                          --           --           --            --          5.89
                                   -----------   -----------   -----------   ----------   ----------   -----------   -----------
                                   $   950,000   $   500,000   $        --   $       --   $       --   $        --   $ 1,450,000
                                   ===========   ===========   ===========   ==========   ==========   ===========   ===========
INTEREST RATE SENSITIVE
  LIABILITIES:
  Noninterest-bearing checking
    accounts.....................  $ 1,413,697   $   353,424   $   353,424   $  353,424   $  353,424   $   706,849   $ 3,534,242
    Average interest rate........           --%           --%           --%          --%          --%           --%           --%
  Interest-bearing checking
    accounts, savings accounts
    and MMDAs....................   10,728,825     4,399,262       897,488      817,832      765,122     1,711,649    19,320,178
    Average interest rate........         3.45          3.54          1.63         1.62         1.61          1.63          3.07
  Time deposit accounts..........   23,411,811     2,746,532       879,090      546,680      462,110        85,374    28,131,597
    Average interest rate........         5.32          5.62          6.19         5.74         5.83          6.96          5.40
  Short-term and adjustable-rate
    borrowings...................    6,421,934    10,673,549     4,949,504      468,900       50,000       550,905    23,114,792
    Average interest rate........         5.78          5.80          5.80         5.83         5.81          5.84          5.79
  Fixed-rate borrowings..........   10,799,317     1,742,667     1,024,210      598,984      555,898     1,162,779    15,883,855
    Average interest rate........         5.76          6.17          6.56         7.43         7.05          8.18          6.14
                                   -----------   -----------   -----------   ----------   ----------   -----------   -----------
                                   $52,775,584   $19,915,434   $ 8,103,716   $2,785,820   $2,186,554   $ 4,217,556   $89,984,664
                                   ===========   ===========   ===========   ==========   ==========   ===========   ===========
                                          4.95%         5.20%         5.22%        4.18%        3.72%         3.82%         4.92%
DERIVATIVES MATCHED AGAINST
  LIABILITIES:
  Pay fixed swaps................  $   506,533   $   277,600   $   159,000   $  234,600   $       --   $     9,200   $ 1,186,933
    Average pay rate.............         6.07%         7.94%         5.55%        5.48%          --%         5.58%         6.37%
    Average receive rate.........         5.59          5.45          4.90         4.90           --          4.90          5.00
  Pay variable rate swaps........           --            --       100,000           --           --            --   $   100,000
    Average pay rate.............           --            --          5.70           --           --            --          5.73
    Average receive rate.........           --            --          9.03           --           --            --          9.03
  Interest rate caps.............      565,500       855,750       265,000      154,000       80,000       304,750     2,225,000
    Average strike rate..........         7.89          7.16          8.00         7.60         8.63          8.24          7.68
    Average index rate...........         5.82          5.33          5.53         5.32         4.96          5.03          5.42
                                   -----------   -----------   -----------   ----------   ----------   -----------   -----------
                                   $ 1,072,033   $ 1,133,350   $   524,000   $  388,600   $   80,000   $   313,950   $ 3,511,933
                                   ===========   ===========   ===========   ==========   ==========   ===========   ===========

                                    FAIR VALUE
                                   DECEMBER 31,
                                       1997
                                   ------------

INTEREST RATE SENSITIVE ASSETS:
  Adjustable-rate loans..........  $53,067,161
    Average interest rate........           --
  Fixed-rate loans...............   15,540,836
    Average interest rate........           --
  Adjustable-rate securities.....   21,629,263
    Average interest rate........           --
  Fixed-rate securities..........    3,526,183
    Average interest rate........           --
  Cash and cash equivalents......    1,560,890
    Average interest rate........           --
                                   -----------
                                   $95,324,333
                                   ===========
                                            --
DERIVATIVES MATCHED AGAINST
  ASSETS:
  Pay fixed swaps................  $     (218)
    Average pay rate.............           --
    Average receive rate.........           --
  Interest rate caps.............        1,202
    Average strike rate..........           --
    Average index rate...........           --
                                   -----------
                                   $       984
                                   ===========
INTEREST RATE SENSITIVE
  LIABILITIES:
  Noninterest-bearing checking
    accounts.....................  $ 3,534,242
    Average interest rate........           --%
  Interest-bearing checking
    accounts, savings accounts
    and MMDAs....................   19,320,178
    Average interest rate........           --
  Time deposit accounts..........   28,062,263
    Average interest rate........           --
  Short-term and adjustable-rate
    borrowings...................   23,117,105
    Average interest rate........           --
  Fixed-rate borrowings..........   16,048,062
    Average interest rate........           --
                                   -----------
                                   $90,081,850
                                   ===========
                                            --
DERIVATIVES MATCHED AGAINST
  LIABILITIES:
  Pay fixed swaps................  $     9,958
    Average pay rate.............           --
    Average receive rate.........           --
  Pay variable rate swaps........      (6,549)
    Average pay rate.............           --
    Average receive rate.........           --
  Interest rate caps.............        (202)
    Average strike rate..........           --
    Average index rate...........           --
                                   -----------
                                   $     3,207
                                   ===========

     A conventional measure of interest rate sensitivity for savings institutions is the one-year gap, which is calculated dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
                                                             (DOLLARS IN THOUSANDS)
Interest-sensitive assets...............................  $ 74,938,422    $ 66,697,670
Derivative instruments designated against assets........     1,450,000       1,150,000
Interest-sensitive liabilities..........................   (70,204,799)    (66,759,281)
Derivative instruments designated against liabilities...     1,078,400       1,707,433
                                                          ------------    ------------
          Net asset sensitivity.........................  $  7,262,023    $  2,795,822
                                                          ============    ============
          One-year gap..................................          6.50%           3.20%

     While the one-year gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. This is due in part to the lag risk, described previously. For this reason, Washington Mutual uses financial modeling to forecast earnings under different interest rate projections. Although this modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

  Asset and Liability Strategy

     The Company's asset/liability strategy is to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. The implementation of strategies to reduce interest rate risk, however, generally has a negative effect on earnings. Nevertheless, rising interest rates or a flat yield curve adversely affect the Company's operations. Management tries to balance these two factors in administering its interest rate risk program. As part of this strategy, the Company actively manages asset and liability maturities. An inherent characteristic of the Company deposit structure is customers' preference for liquidity. This is apparent from the fact that at December 31, 1997, the Company's MMDAs accounted for $11.67 billion or 23% of total deposits, and time deposit accounts with maturities less than one year totaled $23.41 billion or 46% of total deposits. Because its principal funding source of deposits is very interest rate sensitive, the Company's primary asset strategy is to originate and hold in portfolio ARMs. During 1997, the Company securitized and then sold the majority of the fixed-rate loans it originated, while retaining nearly all of its ARM production. At December 31, 1997, approximately 80% of the Company's total loan and MBS portfolio had adjustable rates.

     Although ARMs reduce the Company's level of interest rate risk, it is not entirely eliminated because of the lag and basis risk. Lag risk is generally not a significant problem because the timing difference between when assets and liabilities reprice is relatively short. ARMs indexed to COFI, however, also introduce basis risk for the Company because of the larger percentage of assets funded by borrowings compared to the average of 11th District institutions which comprise COFI. To reduce basis risk, during 1997, the Company introduced the MTA loan. This loan has all the same borrower advantages as the COFI product, such as a 7.5% annual payment cap and the negative amortization feature. However, the MTA loan is indexed to the 12 month moving average of the one-year Treasury bill which more closely reflects the Company's borrowing costs. During 1997, $1.7 billion or 11% of all SFR ARM originations were MTA loans. During the fourth quarter of 1997, MTA originations were 22% of total SFR ARM originations. Management hopes to reduce potential net interest income volatility caused by COFI basis risk by increasing its production of MTA and other non-COFI adjustable-rate products and short-term fixed-rate products such as consumer loans.

     In addition to originating and holding in portfolio adjustable-rate and short-term loans, the Company also lengthens its liability duration through mid- to long-term borrowings. This is primarily done through borrowings from the FHLBs.

     To further manage interest rate risk, the Company uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to mitigate interest rate risk. At December 31, 1997, the Company had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $4.96 billion. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The contract or notional amount of these instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

     The Company utilizes counterparties in order to conduct various banking operations, including cash management and wholesale funding. If a counterparty were to default, the Company could be exposed to a financial loss. A loss would result to the extent the value of the collateral or funds held by the counterparty exceeded the value of the collateral or funds held by the Company. In order to minimize the risk, all counterparties are evaluated for financial strength on at least an annual basis. Exposure limits are then established for each counterparty. The Company's primary focus is to deal with well established, reputable and financially strong firms. The majority of the counterparties are U.S. based companies. Total exposure to foreign broker-dealers and banks as of December 31, 1997, was $50.8 million, of which $5.6 million was with Asian firms.

     Management, in conjunction with the Company's Board of Directors, has established strict policies and guidelines for the use of derivative instruments. Moreover, Washington Mutual has used these instruments for many years to mitigate interest rate risk. These instruments generally are not intended to be used as techniques to generate earnings by speculating on the movements of interest rates, nor does the Company act as a dealer of these instruments. See "Consolidated Financial Statements -- Note 27: Interest Rate Risk Management."

     One of the main uses of derivative instruments is to lengthen the repricing period of the Company's deposits and borrowings. For example, the Company has entered into interest rate cap agreements to provide an additional layer of interest rate protection should interest rates on deposits and borrowings rise. Through the use of these agreements, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, the Company has a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the deposits and borrowings generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, but also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide the Company with protection in all scenarios or to the full extent of the Company's exposure.

     The second major use of derivatives is to reduce the risk of the available-for-sale portfolio. The available-for-sale portfolio is maintained as a source of investment income as well as potential liquidity should it be necessary for the Company to raise cash or reduce its asset size. Because the available-for-sale portfolio is required to be carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. This portfolio is substantially composed of MBS, of which the vast majority have adjustable rates and the remainder have fixed rates. In an attempt to modify the interest flows on these securities, as well as protect against market value changes, certain interest rate exchange agreements and interest rate cap agreements have been designated to the available-for-sale portfolio. The effect of such agreements in a rising interest rate environment is to shorten the effective repricing period of the underlying assets. Specifically, as short-term interest rates increase, the overall yield of the portfolio rises. However, the yield is constrained by periodic and lifetime interest rate adjustment limits or caps on the underlying adjustable-rate assets and also by the very nature of the fixed-rate assets in the portfolio. The Company, therefore, seeks to shorten the repricing period by entering into interest rate cap agreements that are intended to provide an additional layer of interest rate protection against the effect of the periodic and lifetime interest rate adjustment limits or caps and fixed-rate securities in the portfolio. Through the use of specific interest rate cap agreements, management attempts to reduce the repricing ceiling of the portfolio and to effectively shorten the repricing period. Thus, the Company has a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the available-for-sale portfolio generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, but also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide the Company with protection in all scenarios or to the full extent of the Company's exposure.

     The effect that interest rate exchange and interest rate cap agreements would have had on the repricing period of MBS in the available-for-sale portfolio in an increasing rate environment (up 200 basis points) for the period the derivatives are outstanding was as follows:

                                                              DECEMBER 31, 1997
                                 ---------------------------------------------------------------------------
                                                AFTER THREE MONTHS    AFTER ONE
                                  DUE WITHIN        BUT WITHIN       BUT WITHIN       AFTER
                                 THREE MONTHS        ONE YEAR         TWO YEARS     TWO YEARS       TOTAL
                                 ------------   ------------------   -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Amount of MBS..................  $ 5,142,414       $ 3,332,725       $   307,095   $ 1,306,818   $10,089,052
Effect of derivative
  instruments..................    1,450,000          (575,000)               --      (875,000)           --
                                 -----------       -----------       -----------   -----------   -----------
Amount of MBS after effect of
  derivative instruments.......  $ 6,592,414       $ 2,757,725       $   307,095   $   431,818   $10,089,052
                                 ===========       ===========       ===========   ===========   ===========

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of MBS in the available-for-sale portfolio in a decreasing interest rate environment (down 200 basis points) for the period the derivatives are outstanding was as follows:

                                                              DECEMBER 31, 1997
                                 ---------------------------------------------------------------------------
                                                AFTER THREE MONTHS    AFTER ONE
                                  DUE WITHIN        BUT WITHIN       BUT WITHIN       AFTER
                                 THREE MONTHS        ONE YEAR         TWO YEARS     TWO YEARS       TOTAL
                                 ------------   ------------------   -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Amount of MBS..................  $ 5,142,414       $ 3,332,725       $   307,095   $ 1,306,818   $10,089,052
Effect of derivative
  instruments..................      800,000                --                --      (800,000)           --
                                 -----------       -----------       -----------   -----------   -----------
Amount of MBS after effect of
  derivative instruments.......  $ 5,942,414       $ 3,332,725       $   307,095   $   506,818   $10,089,052
                                 ===========       ===========       ===========   ===========   ===========

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in a increasing interest rate environment (up 200 basis points) for the period the derivatives are outstanding was as follows:

                                                             DECEMBER 31, 1997
                               ------------------------------------------------------------------------------
                                              AFTER THREE MONTHS     AFTER ONE
                                DUE WITHIN        BUT WITHIN         BUT WITHIN        AFTER
                               THREE MONTHS        ONE YEAR          TWO YEARS       TWO YEARS       TOTAL
                               ------------   ------------------   --------------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings.................  $49,985,482       $20,219,316        $ 9,461,138     $10,318,728   $89,984,664
Effect of derivative
  instruments................   (3,511,933)        1,072,033          1,133,350       1,306,550            --
                               -----------       -----------        -----------     -----------   -----------
Amount of deposits and
  borrowings after effect of
  derivative instruments.....  $46,473,549       $21,291,349        $10,594,488     $11,625,278   $89,984,664
                               ===========       ===========        ===========     ===========   ===========

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in a decreasing interest rate environment (down 200 basis points) for the period the derivatives are outstanding was as follows:

                                                             DECEMBER 31, 1997
                               ------------------------------------------------------------------------------
                                              AFTER THREE MONTHS     AFTER ONE
                                DUE WITHIN        BUT WITHIN         BUT WITHIN        AFTER
                               THREE MONTHS        ONE YEAR          TWO YEARS       TWO YEARS       TOTAL
                               ------------   ------------------   --------------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings.................  $49,985,482       $20,219,316         $9,461,138     $10,318,728   $89,984,664
Effect of derivative
  instruments................   (1,286,933)          506,533            277,600         502,800            --
                               -----------       -----------         ----------     -----------   -----------
Amount of deposits and
  borrowings after effect of
  derivative instruments.....  $48,698,549       $20,725,849         $9,738,738     $10,821,528   $89,984,664
                               ===========       ===========         ==========     ===========   ===========

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

     Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At December 31, 1997, the Company had substantial liquidity compared with its established guidelines.

     The Company also computes ratios promulgated by the FDIC to monitor the liquidity position of WMB. The regulatory liquidity ratio measures WMB's ability to use liquid assets to meet unusual cash demands. The regulatory dependency ratio measures WMB's reliance upon potentially volatile liabilities to fund long-term assets. WMB manages both ratios to remain within the acceptable ranges and, at December 31, 1997, met the established FDIC guidelines.

     Regulations promulgated by the OTS require that the Company's federal savings banks maintain for each calendar quarter an average daily balance of liquid assets at least equal to 4.00% of net withdrawable deposits plus borrowings due within one year calculated on either the last day of the preceding quarter, or as a daily average for the preceding quarter.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for 1997 of $481.8 million, $591.3 million for noncash items and $887.2 million of other net cash outflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. In 1997, cash flows from investing activities included sales and principal payments on securities totaling $5.46 billion. Loans originated and purchased for investment were in excess of repayments by $12.46 billion, and $3.26 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse purchase agreements and FHLB advances, and also the issuance of long-term debt. In 1997, the above mentioned financing activities increased cash and cash equivalents by $9.64 billion on a net basis. Cash and cash equivalents were $1.56 billion at December 31, 1997. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

     At December 31, 1997, the Company was in a position to obtain approximately $21.0 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

     The Company's capital (stockholders' equity) was $5.31 billion at December 31, 1997, compared with $4.99 billion at year-end 1996. At the end of 1997, the ratio of capital to total assets was 5.47% compared with 5.71% a year earlier.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                      DECEMBER 31, 1997
                                                   ------------------------    WELL-CAPITALIZED
                                                   WMBFA     WMB     WMBFSB        MINIMUM
                                                   -----    -----    ------    ----------------
     Capital ratios:
       Leverage..................................  5.78%     5.86%    6.66%          5.00%
       Tier 1 risk-based.........................  9.54     10.13    10.84           6.00
       Total risk-based..........................  11.11    10.93    11.95          10.00

     In addition, both the Industrial Banks were well capitalized at December 31, 1997.

     The Company's federal savings bank subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 1997.

     The Company's securities subsidiaries are also subject to capital requirements. At December 31, 1997, all of Washington Mutual's securities subsidiaries were in compliance with their applicable capital requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 60.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 21, 1998. Certain information regarding the principal officers of Washington Mutual is set forth in "Business -- Principal Officers."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 60.

     (2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

  (B)  REPORTS ON FORM 8-K:

     A Current Report on Form 8-K dated November 10, 1997 was filed with the Securities and Exchange Commission (the "Commission") and included under Item 7(c) certain exhibits relating to the 6.50% Senior Notes issued by Aristar.

     A Current Report on Form 8-K dated October 22, 1997 was filed with the Commission and included under Item 7(a) unaudited consolidated financial statements for the quarter ended September 30, 1997, and under Item 7(c) a press release announcing Washington Mutual's 1997 third quarter financial results.

     A Current Report on Form 8-K dated October 10, 1997, as amended on Form 8-K/A dated October 23, 1997, was filed with the Commission and included under
Item 5 a description of the merger of GWFC with and into a subsidiary of Washington Mutual, stating that the merger was accounted for as a pooling of interests. The report on Form 8-K as amended also included under Item 7(a) audited supplemental consolidated financial statements for the three years ended December 31, 1996 and unaudited supplemental consolidated financial statements for the six months ended June 30, 1997 and 1996, each restated as if the respective companies had been combined for all periods presented.

  (C)  EXHIBITS:

     See Index of Exhibits on page 124.

                            SIGNATURES BY REGISTRANT

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 1998.

                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER

                                          --------------------------------------
                                          Kerry K. Killinger
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 1998.

/s/ KERRY K. KILLINGER                                   /s/ WILLIAM A. LONGBRAKE
-----------------------------------------------------    -----------------------------------------------------

Kerry K. Killinger                                       William A. Longbrake

Chairman, President and Chief Executive Officer;         Executive Vice President and Chief Financial

Director (Principal Executive Officer)                   Officer (Principal Financial Officer)

                                                         /s/ RICHARD M. LEVY

                                                         -----------------------------------------------------

                                                         Richard M. Levy

                                                         Senior Vice President and Controller

                                                         (Principal Accounting Officer)

/s/ DOUGLAS P. BEIGHLE                                   /s/ WILLIAM P. GERBERDING

-----------------------------------------------------    -----------------------------------------------------

Douglas P. Beighle                                       William P. Gerberding

Director                                                 Director

/s/ DAVID BONDERMAN                                      /s/ ENRIQUE HERNANDEZ, JR.

-----------------------------------------------------    -----------------------------------------------------

David Bonderman                                          Enrique Hernandez, Jr.

Director                                                 Director

/s/ J. TAYLOR CRANDALL                                   /s/ DR. SAMUEL B. MCKINNEY

-----------------------------------------------------    -----------------------------------------------------

J. Taylor Crandall                                       Dr. Samuel B. McKinney

Director                                                 Director

/s/ ROGER H. EIGSTI                                      /s/ MICHAEL K. MURPHY

-----------------------------------------------------    -----------------------------------------------------

Roger H. Eigsti                                          Michael K. Murphy

Director                                                 Director

/s/ JOHN W. ELLIS                                        /s/ WILLIAM G. REED, JR.

-----------------------------------------------------    -----------------------------------------------------

John W. Ellis                                            William G. Reed, Jr.

Director                                                 Director

/s/ DANIEL J. EVANS                                      /s/ JAMES H. STEVER

-----------------------------------------------------    -----------------------------------------------------

Daniel J. Evans                                          James H. Stever

Director                                                 Director

/s/ ANNE V. FARRELL                                      /s/ WILLIS B. WOOD

-----------------------------------------------------    -----------------------------------------------------

Anne V. Farrell                                          Willis B. Wood

Director                                                 Director

/s/ STEPHEN E. FRANK

-----------------------------------------------------

Stephen E. Frank

Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  61
Report of Independent Accountants...........................  62
Independent Auditors' Report................................  63
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................  64
Consolidated Statements of Financial Position at December
  31, 1997 and 1996.........................................  65
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996
  and 1995..................................................  66
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  68
Notes to Consolidated Financial Statements..................  70

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Washington Mutual, Inc.:

     We have audited the accompanying consolidated statements of financial position of Washington Mutual, Inc. and subsidiaries ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of Washington Mutual, Inc. and Great Western Financial Corporation and Washington Mutual, Inc. and Keystone Holdings, Inc. both of which were accounted for as poolings of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statement of financial condition of Great Western Financial Corporation as of December 31, 1996, or the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, which statements reflect total assets constituting 49% of consolidated total assets as of December 31, 1996, and total net income constituting 50% and 47% of consolidated net income for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report, dated, January 22, 1997 (except as to Note 28 to the consolidated financial statements, which is as of March 7, 1997) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Great Western Financial Corporation for 1996 and 1995, is based solely on the report of such other auditors. We did not audit the consolidated statement of earnings, stockholder's equity, and cash flows of Keystone Holdings, Inc. and subsidiaries for the year ended December 31, 1995, which statements reflect total net income constituting 16% of consolidated net income for the year ended December 31, 1995. Those statements were audited by other auditors whose report, dated, January 26, 1996 (except as to Note 27 to the consolidated financial statements, which is as of February 8, 1996) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Keystone Holdings, Inc. and subsidiaries for 1995, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Mutual, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

LOGO
February 20, 1998
Seattle, Washington

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Great Western Financial Corporation

     In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Great Western Financial Corporation and its subsidiaries ("the Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the financial statements, the Company adopted accounting standards that changed its methods of accounting for mortgage servicing rights and long lived assets in 1995.

LOGO
Los Angeles, California
January 22, 1997, except as to Note 28,
which is as of March 7, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Keystone Holdings, Inc.:

     We have audited the consolidated statements of earnings, stockholder's equity and cash flows of Keystone Holdings, Inc. and subsidiaries for the year ended December 31, 1995, which are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Keystone Holdings, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

LOGO
Los Angeles, California
January 26, 1996, except as to Note 27
to the consolidated financial statements, which is as of February 8, 1996

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
Loans.......................................................  $5,205,507    $4,621,153    $4,449,738
Available-for-sale securities...............................   1,005,991     1,310,781       694,957
Held-to-maturity securities.................................     501,834       366,592       882,654
Notes receivable............................................          --            --        58,841
Cash equivalents and other..................................      97,632        88,564        72,181
                                                              ----------    ----------    ----------
  Total interest income.....................................   6,810,964     6,387,090     6,158,371
INTEREST EXPENSE
Deposits....................................................   2,166,104     2,240,302     2,351,903
Borrowings..................................................   1,988,387     1,573,841     1,508,115
                                                              ----------    ----------    ----------
  Total interest expense....................................   4,154,491     3,814,143     3,860,018
                                                              ----------    ----------    ----------
  Net interest income.......................................   2,656,473     2,572,947     2,298,353
Provision for loan losses...................................     207,139       392,435       251,424
                                                              ----------    ----------    ----------
  Net interest income after provision for loan losses.......   2,449,334     2,180,512     2,046,929
OTHER INCOME
Depositor and other retail banking fees.....................     365,883       282,468       233,879
Loan servicing fees.........................................      89,824        86,987        84,474
Securities fees and commissions.............................     132,071       131,066       135,655
Insurance fees and commissions..............................      47,759        44,417        33,284
Other operating income......................................     136,275        88,836        71,932
Gain (loss) on sale of loans and leases.....................     (60,343)       45,708        25,933
Gain on sale of other assets................................      39,423        17,021        19,830
Write down of loans securitized and retained................     (27,621)      (38,339)      (19,651)
Write off of consulting fees................................      (9,871)           --            --
Federal Deposit Insurance Corporation ("FDIC") assistance on
  covered assets............................................          --            --        55,630
Loss on sale of covered assets..............................          --            --       (37,399)
                                                              ----------    ----------    ----------
  Total other income........................................     713,400       658,164       603,567
OTHER EXPENSE
Salaries and employee benefits..............................     821,446       819,965       793,971
Occupancy and equipment.....................................     322,441       321,142       309,368
Telecommunications and outsourced information services......     168,322       151,312       138,564
Regulatory assessments......................................      34,873       108,271       121,274
Savings Association Insurance Fund ("SAIF") special
  assessment................................................          --       312,552            --
Restructuring expense.......................................          --        68,293            --
Transaction-related expense.................................     431,125       158,121         2,000
Other operating expense.....................................     409,235       405,244       351,952
Amortization of intangible assets arising from
  acquisitions..............................................      63,588        65,394        68,592
Foreclosed asset expense....................................      10,578        18,305        17,165
                                                              ----------    ----------    ----------
  Total other expense.......................................   2,261,608     2,428,599     1,802,886
                                                              ----------    ----------    ----------
  Income before income taxes................................     901,126       410,077       847,610
Income taxes................................................     402,116       141,220       273,006
Provision for payments in lieu of taxes.....................      17,232        25,187         7,887
                                                              ----------    ----------    ----------
Income before minority interest in earnings of consolidated
  subsidiaries..............................................     481,778       243,670       566,717
Minority interest in earnings of consolidated
  subsidiaries..............................................          --        13,570        15,793
                                                              ----------    ----------    ----------
Net income..................................................   $ 481,778     $ 230,100     $ 550,924
                                                              ==========    ==========    ==========
Net income attributable to common stock.....................   $ 460,346     $ 191,386     $ 507,325
                                                              ==========    ==========    ==========
Net income per common share:
  Basic.....................................................       $1.87         $0.81         $2.19
  Diluted...................................................        1.86          0.81          2.16

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................  $ 1,285,222    $ 1,032,379
Cash equivalents............................................      275,668        632,976
Trading securities..........................................       23,364          1,647
Available-for-sale securities, amortized cost $11,258,232
  and $15,913,440:
  Mortgage-backed securities ("MBS")........................   10,188,107     13,968,875
  Investment securities.....................................    1,185,815      2,126,468
Held-to-maturity securities, fair value $12,699,653 and
  $4,545,125:
  MBS.......................................................   12,659,217      4,286,361
  Investment securities.....................................      120,397        192,695
Loans:
  Loans held in portfolio...................................   67,124,935     61,497,847
  Loans held for sale.......................................      685,716        333,262
  Reserve for loan losses...................................     (670,494)      (677,141)
                                                              -----------    -----------
    Total loans.............................................   67,140,157     61,153,968
Investment in Federal Home Loan Banks ("FHLBs").............    1,059,491        843,002
Foreclosed assets...........................................      205,272        222,883
Premises and equipment......................................      937,198      1,034,813
Intangible assets arising from acquisitions.................      356,650        419,500
Mortgage servicing rights...................................      215,360        185,984
Other assets................................................    1,329,181      1,324,946
                                                              -----------    -----------
    Total assets............................................  $96,981,099    $87,426,497
                                                              ===========    ===========
LIABILITIES
Deposits:
  Checking accounts.........................................  $ 7,914,375    $ 7,557,588
  Savings accounts and money market deposit accounts
    ("MMDAs")...............................................   14,940,045     13,586,271
  Time deposit accounts.....................................   28,131,597     31,523,055
                                                              -----------    -----------
    Total deposits..........................................   50,986,017     52,666,914
Annuities...................................................           --        878,057
Federal funds purchased and commercial paper................    2,928,282      2,153,506
Securities sold under agreements to repurchase ("reverse
  repurchase agreements")...................................   12,279,040     12,033,119
Advances from FHLBs.........................................   20,301,963     10,011,425
Trust preferred securities..................................      800,000        100,000
Other borrowings............................................    2,689,362      3,109,694
Other liabilities...........................................    1,687,364      1,480,694
                                                              -----------    -----------
    Total liabilities.......................................   91,672,028     82,433,409
Commitments and contingencies (Notes 5, 10 and 20)..........           --             --
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 shares
  authorized -- 4,722,500 and 5,382,500 shares issued and
  outstanding, liquidation preference.......................      118,063        283,063
Common stock, no par value: 800,000,000 shares
  authorized -- 257,560,018 and 250,230,644 shares issued
  and outstanding...........................................           --             --
Capital surplus -- common stock.............................    1,943,294      1,664,870
Valuation reserve for available-for-sale securities.........      134,610        118,625
Retained earnings...........................................    3,113,104      2,926,530
                                                              -----------    -----------
    Total stockholders' equity..............................    5,309,071      4,993,088
                                                              -----------    -----------
    Total liabilities and stockholders' equity..............  $96,981,099    $87,426,497
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
PREFERRED STOCK
Balance, beginning of year.............................  $  283,063    $  552,438    $  554,376
Repurchase of Series C and Series E shares.............          --            --        (1,938)
Redemption or conversion of preferred stock............    (165,000)     (269,375)           --
                                                         ----------    ----------    ----------
Balance, end of year...................................     118,063       283,063       552,438
CAPITAL SURPLUS -- COMMON STOCK
Balance, beginning of year.............................   1,664,870     1,521,438     1,425,671
Common stock issued through stock options, restricted
  stock grants and employee stock plans, including tax
  benefit..............................................     309,593        46,334        25,055
Immaterial business combinations accounted for as
  poolings of interests................................          --        11,844        23,562
Common stock issued under dividend reinvestment plan...         847         2,547        47,150
Conversion of preferred stock..........................          --       268,270            --
Common stock acquired..................................     (32,016)     (185,563)           --
                                                         ----------    ----------    ----------
Balance, end of year...................................   1,943,294     1,664,870     1,521,438
CAPITAL SURPLUS OFFSET AGAINST NOTE RECEIVABLE
Balance, beginning of year.............................          --            --      (167,000)
Capital surplus previously offset against note
  receivable...........................................          --            --       167,000
                                                         ----------    ----------    ----------
Balance, end of year...................................          --            --            --
VALUATION RESERVE FOR AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of year.............................     118,625       297,148      (116,333)
Valuation adjustments, net of related income taxes.....      15,985      (178,523)      413,481
                                                         ----------    ----------    ----------
Balance, end of year...................................     134,610       118,625       297,148
RETAINED EARNINGS
Balance, beginning of year.............................   2,926,530     2,993,156     2,641,908
Net income.............................................     481,778       230,100       550,924
Cash dividends declared on preferred stock.............     (21,432)      (38,714)      (43,599)
Cash dividends declared on common stock................    (273,772)     (258,012)     (182,670)
Immaterial business combinations accounted for as
  poolings of interests................................          --            --        26,645
Repurchase of Series C and Series E shares.............          --            --           (52)
                                                         ----------    ----------    ----------
Balance, end of year...................................   3,113,104     2,926,530     2,993,156
                                                         ----------    ----------    ----------
Total stockholders' equity.............................  $5,309,071    $4,993,088    $5,364,180
                                                         ==========    ==========    ==========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                              (NUMBER OF SHARES IN THOUSANDS)
PREFERRED STOCK
Balance, beginning of year..................................    5,383       7,301       7,379
Repurchase of Series C and Series E shares..................       --          --         (78)
Redemption or conversion of preferred stock.................     (660)     (1,918)         --
                                                              -------     -------     -------
Balance, end of year........................................    4,723       5,383       7,301
                                                              =======     =======     =======
COMMON STOCK
Balance, beginning of year..................................  250,231     243,239     236,605
Common stock issued through stock options, restricted stock
  grants and employee stock plans, net of cancellations.....    8,217       1,628       1,150
Immaterial business combinations accounted for as poolings
  of interests..............................................       --         347       3,429
Common stock issued under dividend reinvestment plan........       20          92       2,055
Conversion of preferred stock...............................       --      11,081          --
Common stock acquired.......................................     (908)     (6,156)         --
                                                              -------     -------     -------
Balance, end of year........................................  257,560     250,231     243,239
                                                              =======     =======     =======

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $    481,778    $    230,100    $    550,924
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses...................       207,139         392,435         251,424
     Loss (gain) on sale of loans and leases.....        60,343         (45,708)        (25,933)
     (Gain) on sale of other assets..............       (39,423)        (17,021)        (19,830)
     Depreciation and amortization...............       222,317         221,679         209,936
     Stock dividends from FHLBs..................       (64,086)        (57,176)        (39,971)
     Write down of loans securitized and
       retained..................................        27,621          38,339          19,651
     Transaction-related charges.................       196,628         145,023              --
     Decrease (increase) in trading securities...         1,647          (1,409)            334
     Origination of loans held for sale..........    (5,029,499)     (3,171,102)     (1,957,791)
     Sales of loans held for sale................     4,616,468       3,622,240       2,317,031
     Additions to mortgage servicing rights......       (76,352)        (96,189)        (69,138)
     Sales of mortgage servicing rights..........            --           5,395              --
     (Increase) decrease in other assets.........      (486,371)        543,285        (512,624)
     Increase (decrease) in other liabilities....        67,636          22,148        (177,059)
                                                   ------------    ------------    ------------
       Net cash provided (used) by operating
          activities.............................       185,846       1,832,039        (546,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities.......    (3,231,900)     (4,130,281)     (3,897,102)
Principal payments and maturities of
  available-for-sale securities..................     2,439,250       4,825,963       2,814,550
Sales of available-for-sale securities...........     2,350,541       4,540,171       2,130,340
Purchases of held-to-maturity securities.........       (31,251)     (3,414,473)       (697,470)
Principal payments and maturities of
  held-to-maturity securities....................       627,163       4,019,873       1,653,413
Sales of loans...................................        41,088       1,314,090         119,194
Origination of loans, net of principal
  payments.......................................   (12,464,718)    (10,550,109)    (10,003,476)
Payments received on New West Federal Savings
  and Loan Association ("New West") Note.........            --              --       1,682,040
Proceeds from sale of foreclosed assets..........       366,986         544,347         553,621
Purchases of premises and equipment, net.........      (131,422)       (113,086)       (164,169)
Cash acquired through acquisitions...............            --           3,506          69,358
Proceeds from sale of WM Life....................       105,000              --              --
                                                   ------------    ------------    ------------
       Net cash (used) by investing activities...    (9,929,263)     (2,959,999)     (5,739,701)

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1997            1996           1995
                                                    ------------    ------------    -----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits...................    (1,680,897)     (1,030,974)     1,652,935
(Decrease) increase in annuities..................        (9,538)         22,554         56,325
Increase in federal funds purchased and commercial
  paper...........................................       774,776         403,673        729,372
(Decrease) in short-term reverse repurchase
  agreements......................................    (2,634,089)     (2,181,151)    (1,049,527)
Proceeds from long-term reverse repurchase
  agreements......................................     9,800,553       4,011,148      5,347,579
Repayment of long-term reverse repurchase
  agreements......................................    (6,920,543)     (4,649,930)    (2,381,401)
Proceeds from FHLBs advances......................    51,718,045      24,676,544      5,472,178
Payments on FHLBs advances........................   (41,427,507)    (20,235,938)    (4,217,336)
Proceeds from trust preferred.....................       700,000              --        100,000
(Repayments of) proceeds from other borrowings....      (420,332)        229,025         90,852
Repayments to minority interest...................            --         (95,372)            --
Common stock repurchased..........................       (32,016)       (176,732)            --
Common stock issued...............................       230,704          38,944         70,215
Redemption of preferred stock.....................      (165,000)
Cash dividends paid...............................      (295,204)       (296,726)      (226,269)
                                                    ------------    ------------    -----------
  Net cash provided by financing operations.......     9,638,952         715,065      5,644,923
                                                    ------------    ------------    -----------
  (Decrease) increase in cash and cash
     equivalents..................................      (104,465)       (412,895)       452,176
  Cash and cash equivalents, beginning of year....     1,665,355       2,078,250      1,626,074
                                                    ------------    ------------    -----------
  Cash and cash equivalents, end of year..........  $  1,560,890    $  1,665,355    $ 2,078,250
                                                    ============    ============    ===========
NONCASH INVESTING ACTIVITIES
Loans exchanged for MBS...........................  $  6,408,056    $    920,072    $ 8,585,719
Transfer to available-for-sale securities.........            --              --     10,844,168
Transfer to held-to-maturity securities...........     4,359,814              --             --
Loans transferred to foreclosed assets............       443,412         650,079        676,001
Loans originated to facilitate the sale of
  foreclosed assets...............................        83,395         145,315        152,059
Loans originated to refinance existing loans......     1,800,512       1,227,974        908,486
Loans transferred to loans held for sale..........            --         214,991        621,267
Transaction-related write down on premises and
  equipment.......................................       129,151          18,388             --
CASH PAID DURING THE YEAR FOR
Interest on deposits..............................     2,177,244       2,215,708      2,340,107
Interest on borrowings............................     2,388,780       1,549,354      1,483,695
Income taxes......................................       226,245         269,900        159,468

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     On July 1, 1997, Great Western Financial Corporation ("GWFC") merged with and into a subsidiary of Washington Mutual, Inc. ("WMI" and together with its subsidiaries "Washington Mutual" or the "Company"), and all of the subsidiaries of GWFC including Great Western Bank, a Federal Savings Bank ("GWB") and Aristar, Inc. and its subsidiaries ("Aristar"), became subsidiaries of the Company (the "Great Western Merger"). The financial statements reflect the accounting for the merger as a pooling of interests and are presented as if the companies were merged as of the earliest period shown.

     On December 20, 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into Washington Mutual, and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company (the "Keystone Transaction"). The financial statements reflect the accounting for the merger as a pooling of interests and are presented as if the companies were merged as of the earliest period shown. The results of operations of Keystone Holdings have been adjusted to (i) eliminate earnings attributable to the warrant holders and (ii) reflect the preferred stock dividends to related parties as minority interest.

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation. All significant intercompany transactions and balances have been eliminated. Results of operations of companies acquired and accounted for as purchases are included from the dates of acquisition. When Washington Mutual acquires a company through a material pooling of interests, current and prior-period financial statements are restated to include the accounts of merged companies. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

  Lines of Business

     Washington Mutual provides a broad range of financial services to consumers and small to mid-sized businesses primarily throughout the western United States and Florida through its subsidiary operations. Financial services of the Company include consumer banking, mortgage lending, consumer finance, commercial banking and securities activities.

  Derivative Instruments

     The Company uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, forward sales of financial instruments, financial futures and options to reduce its exposure to interest rate risk. Interest rate exchange agreements and interest rate cap agreements are used only if they have the effect of changing the interest rate characteristics of the assets or liabilities to which they are designated. Such effect is measured through ongoing correlation or effectiveness tests.

     Interest rate exchange agreements and interest rate cap agreements are designated either against the available-for-sale portfolio or against deposits and borrowings. Agreements designated against available-for-sale securities are included at fair value in the available-for-sale portfolio and any mark-to-market adjustments are reported with the change in value of the available-for-sale portfolio. Interest rate exchange agreements and

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES interest rate cap agreements designated against deposits and borrowings are reported at historical cost using settlement accounting.

     Under settlement accounting the interest differential paid or received on interest rate exchange agreements is recorded as an adjustment to interest income or interest expense. The purchase premium of interest rate cap agreements is capitalized and amortized and included as a component of interest income or interest expense over the original term of the interest rate cap agreement. No purchase premiums are paid at the time interest rate exchange agreements are entered into.

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

     The Company may also buy put or call options on mortgage instruments. The purpose and criteria for the purchase of options are to manage the interest rate risk inherent in secondary marketing activities. The cost of such options are capitalized and amortized on a straight-line basis as a reduction of other income over the original terms of the options. The fair value of options matched against closed loans are included in the lower of cost or market analysis. Changes in the fair value of options designated against the Company's loan pipeline are deferred to the extent they qualify as hedges, otherwise they are carried at fair value with the corresponding gain or loss recognized in other income.

     The Company may write covered call options on its available-for-sale portfolio. If the option is exercised, the option fee is an adjustment to the gain or loss on the sale of the security. If the option is not exercised, the option fee is recognized as fee income. Covered call options are carried at fair value.

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

  Trading Securities

     Securities classified as trading are accounted for at fair value with unrealized gains and losses included in current period earnings.

  Available-for-Sale Securities

     Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) as a net amount in a separate component of stockholders' equity until realized.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Held-to-Maturity Securities

     Investments classified as held to maturity are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are limited circumstances under which securities in the held-to-maturity category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Other than temporary declines in fair value are recognized as a reduction to current earnings.

     The Company holds a small amount of tax exempt securities, but has chosen not to report the applicable interest income and yield on a tax equivalent basis.

  Loans

     Loans held in portfolio are stated at the principal amount outstanding, net of deferred loan fees and any discounts or premiums on purchased loans. Deferred fees, discounts and premiums are amortized using the interest method over the estimated life of the loan. The Company sells most of its conforming one-to-four family residential mortgage ("SFR") fixed-rate loans in the secondary market. At the date of origination, the loans so designated and meeting secondary market guidelines are identified as loans held for sale and carried at the lower of net cost or fair value on an aggregate basis, net of their related hedge gains and losses.

     Management generally ceases to accrue interest income on any loan that becomes more than 90 days delinquent and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on nonaccrual status.

     The Company evaluates commercial real estate, commercial business and builder construction loans for impairment on an individual basis. A loan in one of the categories is considered impaired when it is (i) probable that a creditor will be unable to collect all amounts due according to the terms of the loan agreement, or (ii) a substandard loan, whether or not performing. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral is included in the Company's allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off or specifically reserved.

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

     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

     Commercial real estate loans are considered by the Company to have somewhat greater risk of uncollectibility than residential real estate loans due to the dependency on income production or future development of the real estate.

     Consumer finance loans are also reviewed on a systematic basis. In evaluating the adequacy of the reserve, consideration is given to recent loan loss experience and such other factors as, in management's judgment, deserve current recognition in estimating losses. Loans secured by collateral other than real estate are charged off based on the number of days contractually delinquent (180 days for substantially all loans).

     The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

  MBS Impairment and Contingent Liability for Loans Sold with Recourse Retained

     The Company records an impairment on loans securitized with full or limited recourse and held in its portfolio of MBS. The Company also maintains a contingent liability to cover potential losses on loans that have been sold to third parties where the Company has retained full or limited recourse.

  Foreclosed Assets

     Foreclosed assets include properties acquired through foreclosure that are transferred at the lower of cost or fair value, less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in a reserve for losses. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for sale or development of the property.

  Mortgage Servicing Rights

     Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total cost of the mortgage loans is allocated to the servicing rights and the loans (without the servicing rights) based on their relative fair values. Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. "Short servicing" is recorded in other liabilities in instances where the cost of servicing exceeds the servicing fees received and is amortized in proportion to, and over the period of, estimated net servicing loss.

     The Company assesses impairment of the capitalized servicing rights based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: fixed-rate mortgage loans by coupon rate (less than 6%, 50 basis point increments between 6% and 12% and greater than 12%); and adjustable-rate mortgage loans ("ARMs") by index, such as the 11th District Cost of Funds Index ("COFI"), Treasury, or the London Interbank Offering Rate ("LIBOR").

     In order to determine the fair value of the servicing rights, the Company primarily uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES sources for fixed-rate mortgages with similar coupons, and prepayment reports for comparable ARMs. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates.

  Premises and Equipment

     Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company periodically reviews premises and equipment for impairment. If identified, an impairment loss is recognized.

  Intangible Assets Arising from Acquisitions

     Because of the earnings power or other identifiable values of certain purchased companies or businesses, the Company paid amounts in excess of identifiable fair value for businesses and tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

  Reverse Repurchase Agreements

     The Company enters into agreements under which the Company sells securities subject to an obligation to repurchase the same or similar securities ("reverse repurchase agreements"). Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, reverse repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Position while the dollar amount of securities underlying the agreements remains in the respective asset accounts.

  Trust Assets

     Assets held by the Company in fiduciary or agency capacity for customers are not included in the Consolidated Statements of Financial Position as such items are not assets of the Company. Assets totaling $137.5 million and $85.8 million as of December 31, 1997 and 1996 were held by the Company in fiduciary or agency capacity.

  Transaction-Related Expenses

     The Company records transaction-related expenses in conjunction with its major business combinations. Transaction-related expenses are comprised of three major categories: employee severance costs, the write down of duplicate or excess premises and equipment, and other incremental expenses related to effecting a business combination.

     The Company recognizes a liability for the cost of employee termination benefits that management decides to provide involuntarily terminated employees in the period in which management approves the specific plan of termination, if all of the following conditions exist: (i) management has the appropriate level of authority to involuntarily terminate employees, (ii) management approves and commits the enterprise to the plan of termination, (iii) management establishes the benefits that current employees will receive upon termination, (iv) the benefit arrangement has been communicated to employees, (v) the communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated, (vi) the plan of termination specifically identifies the number

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES of employees to be terminated, their job classifications or functions, and their locations, and (vii) the period of time to complete the plan of termination indicates that significant changes to the plan of termination are not likely.

     Upon consummation of a business combination, the Company specifically identifies duplicate or excess facilities in the combined operations. Duplicate or excess facilities fall into two categories: facilities owned by the Company and facilities leased by the Company. Duplicate or excess facilities owned by the Company are recorded at the lower of cost or fair value. The loss estimated and recorded while these facilities remain in service does not include the portion of the cost that is properly allocable to anticipated future service of the facility. Depreciation is recorded on these facilities while they remain in service. The loss estimated and recorded on leased duplicate or excess facilities represents either costs to be incurred by the Company under contractual obligations or represents penalties that will be incurred to cancel the contractual obligations. Lease payments made on these facilities while they remain in service are included in occupancy and equipment expense and are not included in transaction-related expenses.

     The other incremental expenses related to effecting a business combination consist of both period costs and accrued contract exit fees for duplicate services provided. The period costs include actual fees of professional services firms (legal, underwriting, etc.) that were incurred in conjunction with the combinations, and one-time, nonrecurring incremental costs associated with combining the entities which are being expensed as incurred. The liability for contract exit fees for duplicate services provided is recognized when Company management makes the decision to terminate such contracts.

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

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company's tax filings generally include all subsidiaries.

     Keystone Holdings filed a separate consolidated tax return for periods prior to December 20, 1996. The Keystone Holdings returns included losses of ASB's nominee, New West, incurred through October 24, 1995. Net operating losses of New West incurred prior to that date are available for carryforward by ASB and have been included in the schedule of net operating loss carryforwards presented in Note 18: Income Taxes. For periods subsequent to the Keystone Transaction, the Company's consolidated tax return includes Keystone Holdings.

     GWFC will file separate consolidated tax returns for periods prior to July 1, 1997. For periods subsequent to the Great Western Merger, the Company's consolidated tax return will include GWFC.

  Average Balances

     Average balances are obtained from the best available daily, weekly or monthly data, which in all cases approximate the average balances calculated on a daily basis.

  Adoption of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established,

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 was effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 defers for one year the effective date of certain provisions of SFAS No. 125. The Company has and will implement SFAS No. 125, as amended by SFAS No. 127 as required. The adoption is not anticipated to have a material impact on the results of operations or financial position of the Company.

     SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement will not affect the results of operations or financial position of the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and is applicable to interim periods.

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for the Company beginning January 1, 1998. The statement will not affect the results of operations or financial position of the Company. The Company has not yet completed its analysis of which operating segments it will report on.

NOTE 2: BUSINESS COMBINATIONS/RESTRUCTURING

     On July 1, 1997, WMI completed its business combination with GWFC. On that date GWFC had assets of $43.77 billion, deposits of $27.79 billion and stockholders' equity of $2.69 billion. The Company issued 125,649,551 shares of common stock to complete the Great Western Merger.

     Results of operations of the Company and GWFC for the six months ended June 30, 1997 were as follows:

                                                     SIX MONTHS ENDED JUNE 30, 1997
                                                 --------------------------------------
                                                 WASHINGTON
                                                   MUTUAL         GWFC        COMBINED
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..................................  $1,850,340    $1,811,823    $3,662,163
Net income.....................................  $  232,796    $  138,036    $  370,832

     Reconciliations of revenue and net income previously presented by the Company with the combined amounts presented in the accompanying consolidated statements of income for the years ended December 31, 1996 and 1995 were as follows.

                                                      YEAR ENDED DECEMBER 31, 1996
                                                 --------------------------------------
                                                 WASHINGTON
                                                   MUTUAL         GWFC        COMBINED
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..................................  $3,414,117    $3,631,137    $7,045,254
Net income.....................................  $  114,278    $  115,822    $  230,100

                                                      YEAR ENDED DECEMBER 31, 1995
                                                 --------------------------------------
                                                 WASHINGTON
                                                   MUTUAL         GWFC        COMBINED
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..................................  $3,132,675    $3,629,263    $6,761,938
Net income.....................................  $  289,902    $  261,022    $  550,924

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     On December 20, 1996, the Company merged with Keystone Holdings. At November 30, 1996, Keystone Holdings had assets of $21.89 billion, deposits of $12.82 billion and stockholder's equity of $808.6 million. The Company issued 47,883,333 shares of common stock to complete the Keystone Transaction.

     During 1996, GWFC implemented a restructuring plan to improve its competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing its systems platform. The Company recorded $68.3 million of restructuring charges in 1996. The components of the restructuring charge were severance and related payments, and facilities and equipment impairment. At December 31, 1996, $47.1 million of these charges remained accrued. The incomplete GWFC restructuring activities have been integrated into the consolidation activities associated with the Great Western Merger and are now accounted for in connection with the transaction-related expenses discussed below.

     As a result of the Great Western Merger and the Keystone Transaction, the Company recorded transaction-related expenses of $431.1 million and $226.4 million (inclusive of the $68.3 million of restructuring charges discussed above) during 1997 and 1996. The majority of the charges were for severance and related payments, facilities and equipment impairment, and various investment banking, legal and contract exit fees, all of which were incremental expenses. The accrual of $196.1 million at year-end 1997 and the $126.6 million (inclusive of the $47.1 million of restructuring charges discussed above) at year-end 1996 related primarily to costs for specifically identified severance programs, the impairment of premises and equipment and the liability for contract exit fees for duplicate services.

     The Company expected staff reductions related to the Keystone Transaction and Great Western Merger (inclusive of the GWFC restructuring plan) of approximately 2,850. As of December 31, 1997 and 1996 approximately 1,660 and 630 employee separations had occurred under these plans. The remaining employee separations of approximately 1,190 are planned to be completed by the end of June 1998. Additional staff reductions are anticipated as a result of normal attrition.

     Offices used by the Company on the Chatsworth campus are being consolidated in order to make more efficient use of the building space. As a result of this consolidation, the Company anticipates that approximately 565,000 square feet, located predominantly in six buildings, will become available to sublet to third party tenants. It is expected that the space will be available for subleasing by June 1998. In addition, the Company has identified 90 consumer financial centers which will be closed and will have their operations consolidated with neighboring financial centers by the end of the third quarter of 1998.

     In order to meet the Company's goal to consolidate its current systems platform, certain computer hardware and software equipment has been or will be abandoned and written off. The consolidation of systems will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations of the restructuring and transaction-related expenses and accrual activity during 1996 and 1997 were as follows:

                                                                          1996 ACTIVITY    DECEMBER 31,
                                                                1996         CHARGED           1996
                                      1996          1996       TOTAL         AGAINST         ACCRUED
                                  PERIOD COSTS    ACCRUAL     EXPENSES       ACCRUAL         BALANCE
                                  ------------    --------    --------    -------------    ------------
                                                         (DOLLARS IN THOUSANDS)
Severance.....................      $     --      $ 59,714    $ 59,714      $ (2,776)        $ 56,938
Premises......................            --        29,456      29,456            --           29,456
Equipment.....................            --        29,101      29,101       (18,388)          10,713
Legal, underwriting and other
  direct transaction costs....        23,179         3,232      26,411            --            3,232
Contract cancellation costs...            --        12,300      12,300            --           12,300
Other.........................        55,456        13,976      69,432            --           13,976
                                    --------      --------    --------      --------         --------
                                    $ 78,635      $147,779    $226,414      $(21,164)        $126,615
                                    ========      ========    ========      ========         ========

                                                                          1997 ACTIVITY    DECEMBER 31,
                                                                1997         CHARGED           1997
                                      1997          1997       TOTAL         AGAINST         ACCRUED
                                  PERIOD COSTS    ACCRUAL     EXPENSES       ACCRUAL         BALANCE
                                  ------------    --------    --------    -------------    ------------
                                                         (DOLLARS IN THOUSANDS)
Severance.....................      $ 28,807      $ 94,126    $122,933      $ (57,960)       $ 93,104
Premises......................            --        97,165      97,165        (69,317)         57,304
Equipment.....................            --        49,121      49,121        (59,834)             --
Legal, underwriting and other
  direct transaction costs....       109,811         3,503     113,314         (5,993)            742
Contract cancellation costs...            --        33,207      33,207        (11,808)         33,699
Other.........................         8,640         6,745      15,385         (9,478)         11,243
                                    --------      --------    --------      ---------        --------
                                    $147,258      $283,867    $431,125      $(214,390)       $196,092
                                    ========      ========    ========      =========        ========

     On January 31, 1996, the Company acquired Western Bank ("Western") through a merger of Western with and into WMB. At the time of the merger, Western had 42 offices in 35 communities and was Oregon's largest community-based commercial bank. At January 31, 1996, Western had assets of $776.3 million, deposits of $696.4 million and stockholders' equity of $69.5 million. The Company issued 5,865,235 shares of common stock to complete the merger with Western. The merger was treated as a pooling of interests. The financial information presented in this document reflects the pooling of interests method of accounting for the merger of Western into the Company. Accordingly, the assets, liabilities and stockholders' equity of Western were recorded on the books of the Company at their values as reported on the books of Western immediately prior to the consummation of the merger with Western. No goodwill was created in the merger with Western. This presentation required the restatement of prior periods as if the companies had been combined for all years presented.

     On January 15, 1997, Washington Mutual acquired United Western Financial Group, Inc. ("United Western") of Salt Lake City, Utah and its United Savings Bank and Western Mortgage Loan Corporation subsidiaries for $79.5 million in cash. At January 15, 1997, United Western had assets of $404.1 million, deposits of $299.9 million, and stockholders' equity of $53.7 million. The acquisition of United Western was accounted for as a purchase for accounting purposes. Accordingly, on January 15, 1997, the assets, liabilities and stockholders' equity of United Western were recorded on the books of the Company at their respective fair values at the time of the consummation of the acquisition of United Western. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities, including intangible assets, was recorded at

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

$4.2 million. Amortization of goodwill over a 10-year period will result in a charge to earnings of approximately $420,000 per year.

NOTE 3: CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Cash........................................................  $1,285,222    $1,032,379
Cash equivalents:
  Overnight investments.....................................     257,583       381,029
  Commercial paper..........................................      10,975            --
  Securities purchased under agreements to resell
     ("repurchase agreements")..............................          --       250,000
  Time deposit accounts.....................................       7,110         1,947
                                                              ----------    ----------
                                                                 275,668       632,976
                                                              ----------    ----------
                                                              $1,560,890    $1,665,355
                                                              ==========    ==========

     The Company enters into repurchase agreements having terms of up to 90 days; however, repurchase agreements are typically overnight investments. The Company generally takes possession of collateral supporting repurchase agreements. The repurchase agreements were collateralized by U.S. government agency securities with fair values at least 2% above the face amounts of the repurchase agreements.

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments, commercial paper, repurchase agreements and time deposits. These time deposit accounts are short term, with an original maturity of three months or less.

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $102.2 million and $149.7 million at December 31, 1997 and 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 4: SECURITIES

     The amortized cost, unrealized gains, unrealized losses, and fair values of securities (exclusive of trading securities) were as follows:

                                                            DECEMBER 31, 1997
                                    -----------------------------------------------------------------
                                     AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                       COST          GAINS         LOSSES         VALUE      YIELD(1)
                                    -----------    ----------    ----------    -----------   --------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale securities
Investment securities:
  U.S. government and agency......  $   528,528     $  2,211     $    (173)    $   530,566     6.67%
  Corporate debt..................      456,064        2,849          (363)        458,550     6.51
  Municipal(2)....................           25            1            --              26     9.61
  Equity securities:
     Preferred stock..............      172,199       13,188           (75)        185,312     6.33
     Other securities.............       11,331          163          (133)         11,361     6.29
                                    -----------     --------     ---------     -----------     ----
                                      1,168,147       18,412          (744)      1,185,815     6.55
MBS:
  U.S. government agency..........    8,118,693      108,671        (5,542)      8,221,822     6.64
  Private issue...................    1,970,359       13,492       (18,550)      1,965,301     7.35
                                    -----------     --------     ---------     -----------     ----
                                     10,089,052      122,163       (24,092)     10,187,123     6.78
Derivative instruments:
  Interest rate exchange
     agreements...................           --           --          (218)           (218)      --
  Interest rate cap agreements....        1,033          169            --           1,202       --
                                    -----------     --------     ---------     -----------     ----
                                          1,033          169          (218)            984       --
                                    -----------     --------     ---------     -----------     ----
                                     10,090,085      122,332       (24,310)     10,188,107     6.78
                                    -----------     --------     ---------     -----------     ----
                                    $11,258,232     $140,744     $ (25,054)    $11,373,922     6.75%
                                    ===========     ========     =========     ===========     ====
Held-to-maturity securities
Investment securities:
  Corporate debt..................  $    20,273     $  1,152     $      (7)    $    21,418     8.21%
  Municipal(2)....................      100,124        5,429            --         105,553     5.84
                                    -----------     --------     ---------     -----------     ----
                                        120,397        6,581            (7)        126,971     6.24
MBS:
  U.S. government agency..........   12,559,634       48,337      (134,872)     12,473,099     6.38
  Private issue...................       99,583           --            --          99,583     5.90
                                    -----------     --------     ---------     -----------     ----
                                     12,659,217       48,337      (134,872)     12,572,682     6.38
                                    -----------     --------     ---------     -----------     ----
                                    $12,779,614     $ 54,918     $(134,879)    $12,699,653     6.38%
                                    ===========     ========     =========     ===========     ====

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                 DECEMBER 31, 1996
                                           --------------------------------------------------------------
                                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST         GAINS        LOSSES        VALUE      YIELD(1)
                                           -----------   ----------   ----------   -----------   --------
                                                               (DOLLARS IN THOUSANDS)
Available-for-sale securities:
Investment securities:
  U.S. government and agency.............  $   878,179    $  2,068     $ (1,904)   $   878,343     6.38%
  Corporate debt.........................    1,032,876      11,168       (4,796)     1,039,248     6.51
  Equity securities:
     Preferred stock.....................      171,029       4,012         (831)       174,210     6.88
     Other securities....................       34,621         175         (129)        34,667     5.99
                                           -----------    --------     --------    -----------     ----
                                             2,116,705      17,423       (7,660)     2,126,468     6.48
MBS:
  U.S. government agency.................   12,541,352     231,349      (53,412)    12,719,289     6.89
  Private issue..........................    1,250,738       8,372      (11,338)     1,247,772     7.38
                                           -----------    --------     --------    -----------     ----
                                            13,792,090     239,721      (64,750)    13,967,061     6.93
Derivative instruments:
  Interest rate exchange agreements......           --         265         (911)          (646)      --
  Interest rate cap agreements...........        4,645         271       (2,456)         2,460       --
                                           -----------    --------     --------    -----------     ----
                                                 4,645         536       (3,367)         1,814       --
                                           -----------    --------     --------    -----------     ----
                                            13,796,735     240,257      (68,117)    13,968,875     6.93
                                           -----------    --------     --------    -----------     ----
                                           $15,913,440    $257,680     $(75,777)   $16,095,343     6.87%
                                           ===========    ========     ========    ===========     ====

Held-to-maturity securities:
Investment securities:
  U.S. government and agency.............  $     6,629    $    559     $     --    $     7,188     8.25%
  Corporate debt.........................       77,993       5,215          (28)        83,180     8.61
  Municipal(2)...........................      108,073       3,618         (238)       111,453     6.23
                                           -----------    --------     --------    -----------     ----
                                               192,695       9,392         (266)       201,821     7.28
MBS:
  U.S. government agency.................    4,186,777      73,534       (7,781)     4,252,530     7.60
  Private issue..........................       99,584          --       (8,810)        90,774     5.55
                                           -----------    --------     --------    -----------     ----
                                             4,286,361      73,534      (16,591)     4,343,304     7.56
                                           -----------    --------     --------    -----------     ----
                                           $ 4,479,056    $ 82,926     $(16,857)   $ 4,545,125     7.55%
                                           ===========    ========     ========    ===========     ====

---------------

(1) Weighted average yield at end of year.

(2) The Company held a small amount of tax exempt securities, but chose not to report the applicable interest income and yield on a tax equivalent basis.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Securities (exclusive of trading securities) by contractual maturity were as follows:

                                                                       DECEMBER 31, 1997
                             ------------------------------------------------------------------------------------------------------
                                                     DUE              AFTER ONE            AFTER FIVE
                              CARRYING              WITHIN            BUT WITHIN           BUT WITHIN              AFTER
                                VALUE      YIELD   ONE YEAR   YIELD   FIVE YEARS   YIELD    10 YEARS    YIELD    10 YEARS     YIELD
                             -----------   -----   --------   -----   ----------   -----   ----------   -----   -----------   -----
                                                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities
Investment securities:
  U.S. government and
    agency.................  $   530,566   6.67%   $251,924   6.06%   $  265,517    7.24%   $  8,037    6.86%   $     5,088   6.95%
  Corporate debt...........      458,550   6.51     139,043   6.37       229,503    6.53      51,776    6.77         38,228   6.47
  Municipal................           26   9.61          --     --            26    9.61          --      --             --     --
Equity securities:
  Preferred stock..........      185,312   6.33          --     --            --      --          --      --        185,312   6.33
  Other securities.........       11,361   6.29       3,069   5.73         2,701    5.83       2,410    7.24          3,181   6.50
MBS:
  U.S. government agency...    8,221,822   6.64       9,608   5.25       898,807    6.53     140,149    7.09      7,173,258   6.64
  Private issue............    1,965,301   7.35          --     --         2,149   12.33          --      --      1,963,152   7.35
Derivative instruments:
  Interest rate exchange
    agreements.............         (218)    --        (334)    --           116      --          --      --             --     --
  Interest rate cap
    agreements.............        1,202     --       1,202     --            --      --          --      --             --     --
                             -----------   ----    --------   ----    ----------   -----    --------    ----    -----------   ----
                             $11,373,922   6.75%   $404,512   6.11%   $1,398,819    6.68%   $202,372    6.91%   $ 9,368,219   6.79%
                             ===========   ====    ========   ====    ==========   =====    ========    ====    ===========   ====

Held-to-maturity securities

Investment securities:
  Corporate debt...........  $    20,273   8.21%   $     --     --%   $      100    5.50%   $     --      --%   $    20,173   8.21%
  Municipal................      100,124   5.84          --     --         5,666    5.48      23,948    6.14         70,510   5.77
MBS:
  U.S. government agency...   12,559,634   6.38          --     --         3,564    6.59      67,322    6.79     12,488,748   6.38
  Private issue............       99,583   5.90          --     --            --      --          --      --         99,583   5.90
                             -----------   ----    --------   ----    ----------   -----    --------    ----    -----------   ----
                             $12,779,614   6.38%   $     --     --%   $    9,330    5.90%   $ 91,270    6.62%   $12,679,014   6.38%
                             ===========   ====    ========   ====    ==========   =====    ========    ====    ===========   ====

     The available-for-sale portfolio contains a small amount of private-issue securities. Private-issue securities include MBS and collateralized mortgage obligations ("CMOs") that expose the Company to certain risks that are not inherent in agency securities, primarily credit risk and liquidity risk. Because of this added risk, private-issue securities have historically paid a higher rate of interest than U.S. government agency securities, thereby enhancing the overall yield of the portfolio. Such securities do not qualify for guarantee by the U.S. government or one of its agencies because the loan size, underwriting or underlying collateral of these securities often does not meet agency standards. Consequently, there is the possibility of loss of the principal investment. For this reason, it is possible that the Company will not receive an enhanced overall yield on the portfolio and, in fact, could incur a loss. Additionally, the Company may not be able to sell such securities in certain market conditions as the number of interested buyers may be limited at that time. Furthermore, the complex structure of certain CMOs in the Company's portfolio increases the difficulty in assessing the portfolio's risk and its fair value. Examples of some of the more complex structures include certain CMOs where the Company holds subordinated tranches, certain CMOs that have been "resecuritized," and certain securities that contain a significant number of jumbo, nonconforming loans. Other than temporary declines in fair value are recognized as a reduction to current earnings.

     At December 31, 1997, the Company held $2.09 billion of private-issue MBS and CMOs (including the $1.22 billion Real Estate Mortgage Investment Conduit ("REMIC") created during the fourth quarter of 1997). Of the $2.09 billion, 49% were of the highest investment grade (AAA), 38% were rated investment grade (AA or A), 5% were rated lowest investment grade (BBB) and 8% were rated below investment grade (BB or below). At December 31, 1996, the Company held $1.34 billion of private-issue MBS and CMOs. Of

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES that amount, 16% were of the highest investment grade (AAA), 75% were rated investment grade (AA or A), 6% were rated lowest investment grade (BBB) and 3% were rated below investment grade (BB or below).

     At December 31, 1997, $15.00 billion of MBS where the Company has retained recourse against the loans collateralizing the MBS ("Recourse MBS") had an associated impairment of $35.6 million.

     The Company also maintains a contingent liability to cover potential losses on Recourse MBS sold to third parties and loans sold with recourse. During 1997, an additional $2.7 million was set aside to cover losses on these Recourse MBS and loans sold with recourse. At December 31, 1997 the Company had sold $2.13 billion of Recourse MBS and loans sold with recourse, and the contingent liability totaled $8.8 million, which the Company considers adequate to cover inherent losses.

     Proceeds from sales of securities in the available-for-sale portfolio during 1997, 1996 and 1995 were $2.35 billion, $4.54 billion and $2.13 billion. The Company realized $8.3 million in gains and $800,000 in losses on these sales during 1997. The Company realized $42.1 million in gains and $34.1 million in losses on sales during 1996. Similarly, the Company realized $31.1 million in gains and $10.0 million in losses during 1995.

     MBS with an amortized cost of $14.55 billion and fair value of $14.58 billion at December 31, 1997 were pledged to secure public deposits, reverse repurchase agreements, other borrowings, interest rate exchange agreements, and access to the Federal Reserve discount window.

     At December 31, 1997, net unrealized gains on the available-for-sale portfolio were $115.7 million and net unrealized losses on the derivative instruments designated against this portfolio were $49,000. During 1997, certain MBS were transferred from available for sale to held to maturity. The related market adjustment of $101.3 million was retained in equity and will be amortized over the life of the related securities in accordance with SFAS No. 115. The net (after tax) result was a valuation reserve of $134.6 million included as a separate component of stockholders' equity. At December 31, 1996, net unrealized gains on the available-for-sale portfolio were $184.7 million and net unrealized losses on the derivative instruments designated against this portfolio were $2.8 million, resulting in a combined net unrealized gain included as a separate component of stockholders' equity (on an after tax basis) of $118.6 million.

     During 1995, FASB issued a report entitled A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers that allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. During the fourth quarter of 1995, the Company elected to take advantage of this opportunity and reclassified held-to-maturity securities with an amortized cost of $10.84 billion and unrealized gains of $225.6 million and unrealized losses of $28.2 million to the available-for-sale category. No transfers from the held-to-maturity category to the available-for-sale category were made during 1997 and 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 5: LOANS

     Loans consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Real estate:
  SFR.....................................................  $53,431,451    $48,689,404
  SFR construction........................................      877,449        728,121
  Commercial real estate(1)...............................    6,613,541      6,488,254
                                                            -----------    -----------
                                                             60,922,441     55,905,779
Manufactured housing......................................    1,081,193      1,028,192
Second mortgage and other consumer........................    2,725,144      2,371,086
Consumer finance..........................................    2,309,407      2,185,903
Commercial business.......................................      772,466        340,149
Reserve for loan losses...................................     (670,494)      (677,141)
                                                            -----------    -----------
                                                            $67,140,157    $61,153,968
                                                            ===========    ===========

---------------

(1) At December 31, 1997, included $65.0 million of commercial real estate construction lending.

     Real estate construction (including SFR construction and commercial real estate construction) and commercial business loans by maturity date were as follows:

                                                                 DECEMBER 31, 1997
                                             ----------------------------------------------------------
                                                  REAL ESTATE
                                                 CONSTRUCTION         COMMERCIAL BUSINESS
                                             ---------------------   ---------------------
                                               ARMS     FIXED RATE     ARMS     FIXED RATE     TOTAL
                                             --------   ----------   --------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
    Due within one year....................  $339,119    $ 25,382    $435,550    $ 40,517    $  840,568
    After one but within five years........    38,584      59,527     154,298      48,038       300,447
    After five years.......................   172,319     307,503      18,948      75,115       573,885
                                             --------    --------    --------    --------    ----------
                                             $550.022    $392,412    $608,796    $163,670    $1,714,900
                                             ========    ========    ========    ========    ==========

     Nonaccrual loans totaled $601.4 million and $575.0 million at December 31, 1997 and 1996. If interest on these loans had been recognized, such income would have been $43.6 million in 1997, $53.5 million in 1996 and $48.9 million in 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                          1997                       1996
                                                  ---------------------    ------------------------
                                                    LOAN      ALLOCATED                   ALLOCATED
                                                   AMOUNT     RESERVES     LOAN AMOUNT    RESERVES
                                                  --------    ---------    -----------    ---------
                                                               (DOLLARS IN THOUSANDS)
    Nonaccrual loans:
      With allocated reserves...................  $ 33,980     $ 7,760      $ 19,071       $ 6,641
      Without allocated reserves................    15,481          --        39,609            --
                                                  --------     -------      --------       -------
                                                    49,461       7,760        58,680         6,641
    Other impaired loans:
      With allocated reserves...................   420,662      82,693       384,272        73,168
      Without allocated reserves................    81,160          --       177,516            --
                                                  --------     -------      --------       -------
                                                   501,822      82,693       561,788        73,168
                                                  --------     -------      --------       -------
                                                  $551,283     $90,453      $620,468       $79,809
                                                  ========     =======      ========       =======

     The average balance of impaired loans and the related interest income recognized were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
    Average balance of impaired loans......................  $572,727    $607,514    $436,034
    Interest income recognized.............................    38,523      34,248      28,815

     Loans totaling $24.36 billion and $12.01 billion at December 31, 1997 and 1996 were pledged to secure advances from FHLBs. At December 31, 1997, the Company had $1.16 billion in fixed-rate SFR loan commitments, $1.46 billion in ARM commitments, $773.8 million in SFR construction loan commitments, $155.0 million in commercial real estate loan commitments, $518.9 million in commercial business loan commitments, and $1.60 billion in undisbursed lines of credit.

     Unamortized deferred loan fees were $67.7 million and $162.0 million at December 31, 1997 and 1996. The amortization of deferred loan fees included in interest income totaled $67.4 million in 1997, $63.7 million in 1996 and $83.1 million in 1995.

     As of December 31, 1997, the Company serviced 423 Government National Mortgage Association ("GNMA") loan pools with an outstanding security balance of $371.0 million. The Company did not issue any additional GNMA loan pools during 1997.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 6: RESERVE FOR LOAN LOSSES

     Changes in the reserve for loan losses were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
     Balance, beginning of year.........................  $ 677,141    $ 598,124    $ 683,040
     Provision for loan losses..........................    207,139      392,435      251,424
     Reserves added through business combinations.......     10,908        1,077        5,372
     Reserves transferred to MBS impairment.............    (21,755)          --           --
     Reserves transferred to contingent liability.......     (2,747)          --           --
     Loans charged off:
       SFR..............................................   (100,860)    (232,653)    (240,489)
       SFR construction.................................        (52)         (16)        (125)
       Commercial real estate...........................    (24,073)     (36,354)     (55,888)
       Manufactured housing, second mortgage and
          other consumer................................    (17,621)     (11,127)      (8,905)
       Commercial business..............................     (2,569)        (435)        (813)
       Consumer finance.................................    (79,697)     (60,520)     (62,206)
                                                          ---------    ---------    ---------
                                                           (224,872)    (341,105)    (368,426)
     Recoveries of loans previously charged off:
       SFR..............................................      1,353        5,693        3,891
       SFR construction.................................         90           --           47
       Commercial real estate...........................      2,725        3,425        5,286
       Manufactured housing, second mortgage and
          other consumer................................      2,916        1,221          951
       Commercial business..............................        221           74          482
       Consumer finance.................................     17,375       16,197       16,057
                                                          ---------    ---------    ---------
                                                             24,680       26,610       26,714
                                                          ---------    ---------    ---------
     Net charge offs....................................   (200,192)    (314,495)    (341,712)
                                                          ---------    ---------    ---------
     Balance, end of year...............................  $ 670,494    $ 677,141    $ 598,124
                                                          =========    =========    =========

     In connection with the Keystone Transaction, the Company provided an additional $125.0 million in loan loss provision. This additional loan loss provision was provided principally because a number of Washington Mutual (prior to the business combination with Keystone Holdings) credit administration and asset management philosophies and procedures differed from those of ASB. The provision in 1996 also included $50.0 million attributable to a bulk sale of loans at GWB.

     As part of the ongoing process to determine the adequacy of the reserve for loan losses, the Company reviews the components of its loan portfolio for specific risk of principal loss.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     An analysis of the reserve for loan losses was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------
                                                        (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate.............................  $ 84,969       $117,343
  Commercial business................................     3,277          1,285
  Builder construction...............................     2,207             --
                                                       --------       --------
                                                         90,453        118,628
Unallocated reserves.................................   580,041        558,513
                                                       --------       --------
                                                       $670,494       $677,141
                                                       ========       ========
Total reserve for loan losses as a percentage of:
  Nonaccrual loans...................................       112%           118%
  Nonperforming assets...............................        83             84

NOTE 7: MORTGAGE SERVICING

     Loans serviced consisted of the following:

                                                              DECEMBER 31, 1997
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Loans held in portfolio and held for sale (exclusive of
  loans serviced by others)...............................       $ 67,351,417
Loans securitized and retained (with and without
  recourse)...............................................         17,007,970
Loans serviced for others.................................         29,457,988
                                                                 ------------
                                                                 $113,817,375
                                                                 ============

     Changes in the balance of mortgage servicing rights were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of year.................  $185,984    $136,359    $ 96,846
Additions..................................    76,352      96,189      69,138
Sales......................................        --      (5,395)         --
Amortization of mortgage servicing
  rights...................................   (48,027)    (39,011)    (28,743)
Impairment adjustment......................     1,051      (2,158)       (882)
                                             --------    --------    --------
Balance, end of year.......................  $215,360    $185,984    $136,359
                                             ========    ========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the balance of short servicing were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of year....................  $20,714    $21,214    $25,357
Additions.....................................       --         23      2,590
Sales.........................................       --         --         --
Amortization..................................   (3,858)    (2,166)    (6,733)
Impairment adjustment.........................    1,128      1,643         --
                                                -------    -------    -------
Balance, end of year..........................  $17,984    $20,714    $21,214
                                                =======    =======    =======

     Changes in the valuation for impairment of mortgage servicing rights were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1997        1996       1995
                                               -------    --------    -------
                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of year...................  $ 3,040    $    882    $    --
Additions....................................    2,830       2,158        882
Recoveries...................................   (3,881)         --         --
                                               -------    --------    -------
Balance, end of year.........................  $ 1,989    $  3,040    $   882
                                               =======    ========    =======

NOTE 8: INVESTMENT IN FHLBS

     The investment in the FHLBs of Seattle and San Francisco consisted of capital stock, at cost, totaling $1.06 billion at December 31, 1997 and $843.0 million at December 31, 1996.

     The Company earned yields of 6.66% in 1997, 6.78% in 1996 and 5.29% in 1995 from dividends on its investment in FHLBs. FHLB capital stock is pledged to secure FHLB borrowings. Earnings on FHLB capital stock will presumably continue to be restricted due to the funding requirements imposed on the FHLBs for affordable housing programs and the Resolution Funding Corporation.

NOTE 9: FORECLOSED ASSETS

     Foreclosed assets are primarily real estate acquired through foreclosure. Real estate acquired through foreclosure is recorded at the lower of cost or fair value (less estimated selling costs) at the date of acquisition and is periodically reviewed by management to determine whether there has been deterioration or recovery in value.

     Foreclosed assets consisted of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure...............  $202,241     $229,237
Other repossessed assets...............................     6,038        2,651
Reserve for losses.....................................    (3,007)      (9,005)
                                                         --------     --------
                                                         $205,272     $222,883
                                                         ========     ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Foreclosed assets operations were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Loss from operations.......................  $(32,754)   $(40,538)   $(29,435)
Gain on sale of foreclosed assets..........    19,359      16,298      24,293
Provision for losses.......................     2,817       5,935     (12,023)
                                             --------    --------    --------
                                             $(10,578)   $(18,305)   $(17,165)
                                             ========    ========    ========

     Changes in the reserve for losses were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1997        1996        1995
                                              -------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of year..................  $ 9,005    $ 36,962    $ 50,057
Provision (recovery of reserve) for
  losses....................................   (2,817)     (5,935)     12,023
Reserves charged off, net of recoveries.....   (3,181)    (22,022)    (25,118)
                                              -------    --------    --------
Balance, end of year........................  $ 3,007    $  9,005    $ 36,962
                                              =======    ========    ========

NOTE 10: PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                           DECEMBER 31,
                                                      -----------------------
                                                        1997          1996
                                                      ---------    ----------
                                                      (DOLLARS IN THOUSANDS)
Furniture and equipment.............................  $ 641,339    $  787,763
Buildings...........................................    594,274       627,793
Leasehold improvements..............................    204,423       217,469
Construction in progress............................    108,338        17,203
                                                      ---------    ----------
                                                      1,548,374     1,650,228
Accumulated depreciation............................   (780,804)     (785,197)
Land................................................    169,628       169,782
                                                      ---------    ----------
                                                      $ 937,198    $1,034,813
                                                      =========    ==========

     See "-- Note 2: Business Combinations/Restructuring."

     Depreciation expense for 1997, 1996 and 1995 was $115.8 million, $117.3 million and $112.6 million.

     The Company leases various branch offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2054. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to 10-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $116.8 million, $102.4 million and $100.9 million in 1997, 1996 and 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

                                            OPERATING LEASE              CAPITAL LEASE
                                        ------------------------    ------------------------
                                         LAND &      FURNITURE &     LAND &      FURNITURE &
                                        BUILDINGS     EQUIPMENT     BUILDINGS     EQUIPMENT
                                        ---------    -----------    ---------    -----------
                                                       (DOLLARS IN THOUSANDS)
Year ending December 31,
  1998................................  $ 76,968       $ 6,317      $  7,595       $1,713
  1999................................    65,583         4,588         7,595        1,713
  2000................................    57,641         1,985         7,693        1,713
  2001................................    50,340           878         7,693        1,713
  2002................................    40,169           644         7,693          291
  Thereafter..........................   167,591            --        70,464           --
                                        --------       -------      --------       ------
                                        $458,292       $14,412      $108,733       $7,143
                                        ========       =======      ========       ======

NOTE 11: INTANGIBLE ASSETS ARISING FROM ACQUISITIONS

     Intangible assets arising from acquisitions consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Branch acquisitions, net of amortization of $326,140 and
  $289,612..................................................  $249,330     $285,991
Business combinations, net of amortization of $150,950 and
  $125,542..................................................   107,017      132,425
Other, net of amortization of $11,010 and $10,258...........       303        1,084
                                                              --------     --------
                                                              $356,650     $419,500
                                                              ========     ========

     Intangible assets arising from acquisitions result from acquisitions accounted for as the purchase of assets and the assumption of liabilities and primarily consist of goodwill, core deposit intangibles and covenants not to compete. Intangible assets arising from acquisitions are amortized using the straight-line method over the period that is expected to be benefited, generally from three to 25 years. The average remaining amortization period at December 31, 1997 was approximately five years.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 12: DEPOSITS

     Deposits consisted of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1997           1996
                                                             -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
      Checking accounts:
        Interest bearing...................................  $ 4,380,133    $ 4,980,766
        Noninterest bearing................................    3,534,242      2,576,822
                                                             -----------    -----------
                                                               7,914,375      7,557,588
      Savings accounts.....................................    3,267,732      3,265,995
      MMDAs................................................   11,672,313     10,320,276
      Time deposit accounts:
        Due within one year................................   23,411,811     27,002,176
        After one but within two years.....................    2,746,532      2,525,843
        After two but within three years...................      879,090        713,005
        After three but within four years..................      546,680        631,922
        After four but within five years...................      462,110        567,004
        After five years...................................       85,374         83,105
                                                             -----------    -----------
                                                              28,131,597     31,523,055
                                                             -----------    -----------
                                                             $50,986,017    $52,666,914
                                                             ===========    ===========

     Time deposit accounts in amounts of $100,000 or more totaled $5.74 billion and $7.08 billion at December 31, 1997 and 1996. At December 31, 1997, $1.65 billion of these deposits mature within three months, $1.34 million mature in three to six months, $1.70 billion mature in six months to one year, and $1.05 billion mature after one year.

     The following table shows the change in deposit balances:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------    -----------
                                                                    (DOLLARS IN THOUSANDS)
    Checking accounts:

      Interest bearing..........................................  $  (600,633)   $  (213,902)
      Noninterest bearing.......................................      957,420        333,200
    Savings accounts and MMDAs..................................    1,353,774        423,493
    Time deposit accounts.......................................   (3,391,458)    (1,573,765)
                                                                  -----------    -----------
                                                                  $(1,680,897)   $(1,030,974)
                                                                  ===========    ===========

     Financial data pertaining to the weighted average cost of deposits were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1997      1996      1995
                                                                  ----      ----      ----
    Weighted average interest rate during the year..............  4.18%     4.22%     4.40%

     The weighted average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Accrued but unpaid interest on deposits included in other liabilities totaled $49.8 million and $51.1 million at December 31, 1997 and 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Interest expense on deposits was as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
    Checking (interest bearing) accounts...............  $   58,389    $   57,449    $   63,958
    Savings accounts and MMDAs.........................     510,001       434,691       449,813
    Time deposit accounts..............................   1,597,714     1,748,162     1,838,132
                                                         ----------    ----------    ----------
                                                         $2,166,104    $2,240,302    $2,351,903
                                                         ==========    ==========    ==========

NOTE 13: FEDERAL FUNDS PURCHASED AND COMMERCIAL PAPER

     Federal funds purchased and commercial paper consisted of the following:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (DOLLARS IN THOUSANDS)
    Federal funds purchased.....................................  $2,570,750    $1,681,000
    Commercial paper............................................     357,532       472,506
                                                                  ----------    ----------
                                                                  $2,928,282    $2,153,506
                                                                  ==========    ==========

     Federal funds purchased have maturities of up to 12 months, and at December 31, 1997, the average maturity was 82 days. Aristar issues commercial paper with original maturities of less than 270 days, with an average maturity at December 31, 1997, of 61 days.

     Financial data pertaining to federal funds purchased and commercial paper were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1997         1996         1995
                                                     ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Federal funds purchased:
  Weighted average interest rate at end of year....        5.92%        5.78%        5.84%
  Weighted average interest rate during the year...        5.64         5.40         6.05
  Average balance of federal funds purchased.......  $2,347,791   $1,344,706   $  734,402
  Maximum amount of federal funds purchased at any
     month end.....................................   3,955,600    2,242,000      998,000
  Interest expense during the year.................     132,450       72,639       44,413
Commercial paper:
  Weighted average interest rate at end of year....        5.99%        5.70%        5.88%
  Weighted average interest rate during the year...        6.06         5.40         6.27
  Average balance of commercial paper..............  $  440,057   $  695,931   $1,164,071
  Maximum amount of commercial paper issued at any
     month end.....................................     694,006      967,962    1,551,200
  Interest expense during the year.................      26,679       37,608       73,029

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 14: REVERSE REPURCHASE AGREEMENTS

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

     Scheduled maturities or repricing of reverse repurchase agreements were as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
                                                      (DOLLARS IN THOUSANDS)
Due within 30 days................................  $ 3,330,069    $ 5,662,338
After 30 but within 90 days.......................    1,346,043      5,455,639
After 90 but within 180 days......................      265,000        321,987
After 180 days but within one year................      667,197         99,067
After one year....................................    6,670,731        494,088
                                                    -----------    -----------
                                                    $12,279,040    $12,033,119
                                                    ===========    ===========

     Financial data pertaining to reverse repurchase agreements were as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------
                                               (DOLLARS IN THOUSANDS)
Weighted average interest rate at
  end of year.......................         5.73%          5.50%          5.85%
Weighted average interest rate
  during the year...................         5.71           5.50           6.11
Average balance of reverse
  repurchase agreements.............  $12,527,774    $14,360,452    $14,800,811
Maximum amount of reverse
  repurchase agreements.............   12,574,964     15,578,289     16,192,165
Interest expense during the year....      715,047        790,483        904,698

NOTE 15: ADVANCES FROM FHLBS

     As members of the FHLBs of San Francisco and Seattle, WMBFA, WMB and WMBfsb maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. government and agencies thereof. The maximum amount of credit which the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of borrowing.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Scheduled maturities of advances from FHLBs were as follows:

                                                             DECEMBER 31,
                                          ---------------------------------------------------
                                                    1997                       1996
                                          ------------------------   ------------------------
                                                        RANGES OF                  RANGES OF
                                                         INTEREST                   INTEREST
                                            AMOUNT        RATES        AMOUNT        RATES
                                          -----------   ----------   -----------   ----------
                                                        (DOLLARS IN THOUSANDS)
        Due within one year.............  $10,271,528   5.50%-8.50%  $ 7,388,583   4.38%-8.45%
        After one but within two
          years.........................    7,638,329   5.51 -8.53     1,698,891   5.30 -8.50
        After two but within three
          years.........................    1,774,099   4.50 -9.34       267,889   6.17 -8.53
        After three but within four
          years.........................      456,000   5.68 -5.79        59,397   4.98 -9.34
        After four but within five
          years.........................       50,318   3.50 -5.73       450,000   5.40 -5.51
        After five years................      111,689   2.80 -8.65       146,665   2.80 -8.65
                                          -----------                -----------
                                          $20,301,963                $10,011,425
                                          ===========                ===========

     Financial data pertaining to advances from FHLBs were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1997           1996           1995
                                               -----------    -----------    ----------
                                                        (DOLLARS IN THOUSANDS)
Weighted average interest rate at end of
  year.......................................         5.78%          5.51%         5.73%
Weighted average interest rate during the
  year.......................................         5.75           5.56          5.73
Average balance of advances from FHLBs.......  $13,621,867    $ 6,509,897    $3,668,898
Maximum amount of advances from FHLBs at any
  month end..................................   20,301,963     10,011,425     5,570,819
Interest expense during the year.............      783,338        361,695       210,324

NOTE 16: TRUST PREFERRED SECURITIES

     The Company is the guarantor of three separate issues of trust preferred securities. In December 1995, Great Western Financial Trust I ("GWFT I") a wholly-owned subsidiary of GWFC, issued $100.0 million of 8.25% Trust Originated Preferred Securities (the "preferred securities"). In connection with GWFT I's issuance of preferred securities, GWFC issued to GWFT I $103.1 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes"). The sole assets of GWFT I are and will be the subordinated notes. On January 27, 1997, Great Western Financial Trust II ("GWFT II"), a wholly-owned subsidiary of GWFC, issued $300.0 million of 8.206% Trust Originated Preferred Securities (the "preferred securities II"). In connection with GWFT II's issuance of the preferred securities II, GWFC issued to GWFT II $309.3 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes II"). The sole assets of GWFT II are and will be the subordinated notes II. On May 31, 1997, Washington Mutual Capital I ("WMC I"), a wholly-owned subsidiary of Washington Mutual issued $400.0 million of 8.375% Subordinated Capital Income Securities (the "capital securities"). In connection with WMC I's issuance of the capital securities, Washington Mutual issued to WMC I $412.4 million principal amount of its 8.375% Junior Subordinated Debentures, due 2027 (the "subordinated debentures"). The sole assets of WMC I are and will be the subordinated debentures. GWFC's obligations under the subordinated notes and subordinated notes II were assumed by the Company. Washington Mutual's obligations under the subordinated notes, subordinated notes II and subordinated debentures and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the obligations of GWFT I under the preferred securities, of GWFT II under the preferred securities II and of WMC I under the capital securities.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The Company has a right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding the extension period described in the table below with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the respective debentures. Distributions paid on the securities are recorded as interest expense in the consolidated statements of income.

     Trust preferred securities and debentures were as follows:

                                                           DECEMBER 31, 1997
                         --------------------------------------------------------------------------------------
                          AGGREGATE
                         LIQUIDATION    AGGREGATE                                 PER
                          AMOUNT OF    LIQUIDATION   AGGREGATE      STATED       ANNUM
                            TRUST       AMOUNT OF    PRINCIPAL     MATURITY     INTEREST
                          PREFERRED      COMMON      AMOUNT OF        OF        RATE OF          EXTENSION
     NAME OF TRUST       SECURITIES    SECURITIES    DEBENTURES   DEBENTURES   DEBENTURES         PERIOD
     -------------       -----------   -----------   ----------   ----------   ----------   -------------------
                                 (DOLLARS IN THOUSANDS)
Great Western Financial
  Trust I..............   $100,000       $ 3,093      $103,093       2025        8.250%       20 consecutive
                                                                                                 quarters
Great Western Financial
  Trust II.............    300,000         9,279       309,279       2027        8.206%       10 consecutive
                                                                                            semi-annual periods
Washington Mutual
  Capital I............    400,000        12,371       412,371       2027        8.375%       10 consecutive
                                                                                            semi-annual periods
                          --------       -------      --------                   -----
                          $800,000       $24,743      $824,743                   8.296%
                          ========       =======      ========                   =====

                          DECEMBER 31, 1997
                         -------------------

                             REDEMPTION
     NAME OF TRUST             OPTION
     -------------       -------------------

Great Western Financial
  Trust I..............      On or after
                          December 31, 2000
Great Western Financial
  Trust II.............      On or after
                          February 1, 2007
Washington Mutual
  Capital I............      On or after
                            June 1, 2007

                                                           DECEMBER 31, 1996
                         --------------------------------------------------------------------------------------
                          AGGREGATE
                         LIQUIDATION    AGGREGATE                                 PER
                          AMOUNT OF    LIQUIDATION   AGGREGATE      STATED       ANNUM
                            TRUST       AMOUNT OF    PRINCIPAL     MATURITY     INTEREST
                          PREFERRED      COMMON      AMOUNT OF        OF        RATE OF          EXTENSION
     NAME OF TRUST       SECURITIES    SECURITIES    DEBENTURES   DEBENTURES   DEBENTURES         PERIOD
     -------------       -----------   -----------   ----------   ----------   ----------   -------------------
                                 (DOLLARS IN THOUSANDS)
Great Western Financial                                                                       20 consecutive
  Trust I..............   $100,000       $ 3,093      $103,093       2025        8.250%
                                                                                                 quarters

                          DECEMBER 31, 1996
                         -------------------

                             REDEMPTION
     NAME OF TRUST             OPTION
     -------------       -------------------

Great Western Financial      On or after
  Trust I..............
                          December 31, 2000

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 17: OTHER BORROWINGS

     Other borrowings consisted of the following:

                                                                 DECEMBER 31,
                                          ----------------------------------------------------------
                                                     1997                           1996
                                          ---------------------------    ---------------------------
                                            AMOUNT      INTEREST RATE      AMOUNT      INTEREST RATE
                                          ----------    -------------    ----------    -------------
                                                            (DOLLARS IN THOUSANDS)
     Senior notes:
       Series C floating rate, due in
          2000,
          LIBOR plus 1.375%.............  $       --              --%    $  175,000            6.91%
       Series B 9.60%, due in 1999......          --              --        169,000            9.60
       Due in 1997......................          --              --        352,229       7.38-9.50
       Due in 1998......................     399,903       5.75-8.63        399,728       5.75-8.60
       Due in 1999......................     199,939       6.75-7.88        199,890       6.75-7.88
       Due in 2000......................     474,037       6.13-6.38        473,706       6.12-6.38
       Due in 2001......................     349,762       6.75-7.75        349,704       6.75-7.75
       Due in 2002......................     349,068       6.30-8.60        199,410            8.60
       Due in 2003......................     149,314            6.50             --              --
       Due in 2005......................     148,182            7.25        148,007            7.25
     Subordinated notes:
       Due in 1998......................      99,979            8.88         99,948            8.88
       Due in 1999......................      99,788            7.50         99,659            7.50
       Due in 2000......................      63,275     10.25-10.50         63,253     10.25-10.50
       Due in 2001......................     149,764            9.88        149,708            9.88
       Floating rate due in 1998,
          LIBOR plus 2.875%.............          --              --         10,000            8.41
     Other:
       Notes payable, due in 1998.......      71,923            8.16         74,111            8.16
       Notes payable, due in 2006.......      98,765            6.63         98,650            6.63
       Other............................      35,663      7.60-10.70         47,691      7.60-10.70
                                          ----------                     ----------
                                          $2,689,362                     $3,109,694
                                          ==========                     ==========

     In December 1996, the Company entered into two revolving credit facilities with The Chase Manhattan Bank ("Chase"): a $100.0 million 364-day facility and a $100.0 million four-year facility. In November 1997, these credit facilities were amended by increasing the amounts for each from $100.0 million to $200.0 million. The facilities are available for general corporate purposes, including providing capital to the Company's subsidiaries. As of December 31, 1997, there were no outstanding borrowings under these facilities. As of December 31, 1997, the Company had entered into five other credit agreements with various parties permitting aggregate borrowing up to $735.1 million. The two largest of these agreements were a $550.0 million revolving credit facility with Bank of Montreal and Chase to back Aristar's commercial paper program and a $177.1 million letter of credit with the FHLB of San Francisco to provide credit enhancement on certain of the Company's private-issue MBS.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 18: INCOME TAXES

     The provision for income taxes from continuing operations consisted of the following:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1997         1996        1995
                                            ---------    --------    --------
                                                 (DOLLARS IN THOUSANDS)
Current income tax expense................  $ 529,047    $166,713    $197,515
Deferred income tax (benefit) expense.....   (126,931)    (25,493)     75,491
                                            ---------    --------    --------
                                            $ 402,116    $141,220    $273,006
                                            =========    ========    ========

     In determining taxable income for years prior to 1996, savings banks were allowed bad debt deductions based on a percentage of taxable income or on actual experience. Each year, savings banks selected whichever method resulted in the most tax savings. The Company primarily used the experience method in 1995.

     The Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMB, WMBFA and WMBfsb, generally recapture, for federal income tax purposes, that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, the Company will have to recapture approximately $151.3 million and pay approximately $4.2 million (based upon current federal income tax rates) in additional federal income taxes each year of the six-year period due to the Job Protection Act. The recapture of the post-1987 additions to tax basis bad debt reserves will not result in a charge to earnings as these amounts are included in the deferred tax liability at December 31, 1997.

     The Job Protection Act also repeals the reserve method of accounting for tax bad debt deductions and, thus, requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

     In January 1998, the Company completed a settlement with the Internal Revenue Service (the "Service") for GWFC for 1986 and 1987. The Service is currently examining GWFC for 1988 through and including 1992 and WMB for 1992 and 1993. No additional adjustments are required as of December 31, 1997, for the above examinations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                              1997            1996
                                                           ----------      -----------
                                                             (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $1,039,905      $ 1,269,124
  Book loan loss reserves................................     273,932          277,360
  Purchase accounting adjustments........................      14,262           20,153
  Deferred losses........................................     132,652           41,757
  Other..................................................     322,402          254,001
                                                           ----------      -----------
                                                            1,783,153        1,862,395
Valuation allowance......................................    (966,087)      (1,192,676)
                                                           ----------      -----------
Deferred tax asset, net of valuation allowance...........     817,066          669,719
Deferred tax liabilities:
  Tax bad debt reserves..................................      51,113           63,193
  Stock dividends from FHLBs.............................     188,902          155,629
  Financial leases.......................................      66,087           70,035
  Deferred loan fees.....................................     245,885          229,538
  Deferred gains.........................................     163,825          172,733
  Purchase accounting adjustments........................      12,757           18,098
  Other..................................................     212,966          173,820
                                                           ----------      -----------
                                                              941,535          883,046
                                                           ----------      -----------
Net deferred tax liability...............................  $ (124,469)     $  (213,327)
                                                           ==========      ===========

     The valuation allowances of $966.1 million at December 31, 1997 and $1.19 billion at December 31, 1996 included $45.8 million related to payments in lieu of taxes which are expected to arise from the realization of the net deferred tax asset. These valuation allowances represented the excess of the gross deferred tax asset over the sum of the taxes and the payments in lieu of taxes related to (i) projected future taxable income, (ii) reversing taxable temporary differences and (iii) tax planning strategies.

     The decrease in the valuation allowance of $226.6 million during the year ended December 31, 1997 was due primarily to adjustments for anticipated use of net operating losses and a change in state tax rates.

     Due to Section 382 of the Internal Revenue Code, most of the value of the net operating loss carryforward deductions of Keystone Holdings and its subsidiaries was eliminated due to the Keystone Transaction. Accordingly, the future tax savings attributable to such net operating loss carryforward deductions (other than amounts used to offset bad debt reserve deduction recapture for ASB) will be greatly reduced.

     In August 1996, Keystone Holdings amended prior-year federal tax returns to reduce tax bad debt deductions and to make other adjustments. As a result, the net operating loss carryforwards for federal tax purposes were reduced by approximately $756 million. In September 1996, ASB amended prior-year state tax returns to reduce tax bad debt deductions. The result was to decrease state net operating loss carryovers by approximately $545 million. The decrease in the gross deferred tax asset as a result of amendments was offset by an equal decrease in the valuation allowance for the deferred tax asset.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

                                                                 DECEMBER 31, 1997
                                                              -----------------------
                                                               FEDERAL       STATE
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
1999........................................................  $       --   $  551,522
2000........................................................       1,497      599,241
2001........................................................         140      557,803
2002........................................................         278           --
2003........................................................   1,483,640           --
2004........................................................     784,195           --
2005........................................................     700,619           --
2007........................................................      12,780           --
2008........................................................      37,460           --
                                                              ----------   ----------
                                                              $3,020,609   $1,708,566
                                                              ==========   ==========

     Under SFAS No. 115, where actual benefits or liabilities are expected to be realized, the net realizable tax effects of unrealized gains and losses on available-for-sale securities at December 31, 1997 and 1996 were included in the deferred tax liabilities and assets. The tax effect was recorded directly to stockholders' equity and was not included in the provision for income taxes.

     The change in the net deferred tax liability was as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1997
                                                              -----------------------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax liability, beginning of year...................         $(213,327)
Tax effect of valuation adjustment on available-for-sale
  securities................................................           (33,155)
Deferred income tax benefit.................................           126,931
Other adjustments...........................................            (4,918)
                                                                     ---------
Deferred tax liability, end of year.........................         $(124,469)
                                                                     =========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations between income taxes computed at statutory rates and income taxes included in the consolidated statements of income were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
    Income taxes computed at statutory rates...............  $318,849    $155,657    $322,412
    Tax effect of:
      State franchise tax, net of federal tax benefit......    38,951     (38,616)      3,899
      Utilization of tax losses of New West (nominee of
         ASB)..............................................   (21,260)    (31,200)    (17,482)
      Amortization of goodwill and other intangible
         assets............................................     9,649       7,865      10,430
      Dividends received deduction.........................    (3,241)     (2,460)       (987)
      Tax exempt income....................................    (1,971)     (2,309)     (1,973)
      Restructuring adjustments............................    68,276       9,321          --
      Valuation allowance change from prior year...........        --      33,073      (7,114)
      Change in tax laws and rates.........................        --       9,397          --
      Adjustment of deferred tax rate......................        --      (2,239)        422
      Increase in base year reserve amount.................        --        (706)    (16,318)
      Low income housing...................................        --          --      (5,065)
      Reversal of taxes previously provided................        --          --      (2,533)
      Other................................................    (7,137)      3,437     (12,685)
                                                             --------    --------    --------
           Income taxes included in the
              consolidated statements of income............  $402,116    $141,220    $273,006
                                                             ========    ========    ========

NOTE 19: PAYMENTS IN LIEU OF TAXES

     As a result of the Keystone Transaction, the Company and certain of its affiliates are parties to a tax related agreement (the "Assistance Agreement") with a predecessor of the FSLIC Resolution Fund ("FRF") which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement) attributable to ASB's utilization of certain tax loss carryovers of New West are to be paid by the Company for the benefit of the FRF. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "FSLIC taxable income." The principal adjustments effectively permit WMBFA to recognize certain loan fees ratably over seven years adjusted for loan dispositions and treat certain of the income and expenses of New American Capital, Inc. as income and expenses of WMBFA.

     The provision for payments in lieu of taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         -------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Federal..............................................    $15,948    $ 4,006    $3,450
State................................................      1,284     21,181     4,437
                                                         -------    -------    ------
                                                         $17,232    $25,187    $7,887
                                                         =======    =======    ======

NOTE 20: CONTINGENCIES

     The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Company's financial position.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     As part of the administration and oversight of the Assistance Agreement and other agreements among ASB, certain of its affiliates and the FDIC, the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes. ASB and certain of its affiliates have entered into settlement agreements with the FDIC for all periods through June 30, 1994, pursuant to which ASB, its affiliates and the FDIC have mutually settled and released various claims in consideration of certain nominal payments. The Office of Inspector General has completed its audit of transactions and payments under the Assistance Agreement and other agreements occurring during the period beginning July 1, 1994 and ending June 30, 1996. The Company has received no notice of any issues involving more than nominal amounts arising after June 30, 1994.

     As part of the Keystone Transaction, 8,000,000 shares of common stock, with an assigned value of $41.6125 per share (the "Litigation Escrow Shares"), were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees (the "Litigation Escrow"). Shares will be released from the Litigation Escrow if and only to the extent that Washington Mutual receives net cash proceeds from certain litigation that Keystone Holdings and certain of its subsidiaries are pursuing against the United States (the "Case"), which litigation became an asset of the Company in the Keystone Transaction. Upon Washington Mutual's receipt of net cash proceeds from a judgment or settlement of the Case, if any ("Case Proceeds"), all or part of the Litigation Escrow Shares will be released, 64.9% to the general and limited partners of Keystone Holdings and 35.1% to the FRF. The number of Litigation Escrow Shares released will be equal to the Case Proceeds, reduced by certain tax and litigation-related expenses, divided by $41.6125. If not all of the Litigation Escrow Shares are distributed prior to the expiration of the Litigation Escrow, any remaining Litigation Escrow Shares will be returned to Washington Mutual for cancellation. The Litigation Escrow expires the earlier of the date that is the sixth anniversary of the Keystone Transaction or that the Litigation Escrow Shares are released. In general, the Litigation Escrow will be automatically extended to 10 years if, prior to the sixth anniversary of the Keystone Transaction, there has been any judgment or final settlement in the Case granted or entered in favor of Washington Mutual or any of its subsidiaries.

     The operations of the Company are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the regulatory policies of financial institution regulatory authorities. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

NOTE 21: STOCKHOLDERS' EQUITY

  Common Stock

     Cash dividends paid per share were as follows(1):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Fourth quarter..............................................  $0.28    $0.24    $0.20
Third quarter...............................................   0.27     0.23     0.19
Second quarter..............................................   0.26     0.22     0.19
First quarter...............................................   0.25     0.21     0.19

---------------

     (1) Amounts paid by acquired companies prior to their combination with the Company were not included.

     Prior to the business combination with Washington Mutual, acquired companies paid total common cash dividends of $68.9 million, $193.0 million and $133.6 million in 1997, 1996 and 1995.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     In addition to being influenced by legal, regulatory and economic restrictions, Washington Mutual's ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to WMI. These subsidiaries are subject to legal, regulatory and debt covenant restrictions on their ability to pay dividends.

     Retained earnings of the Company at December 31, 1997 included a pre-1988 thrift bad debt reserve for tax purposes of $1.22 billion for which no federal income taxes had been provided. In the future, if this thrift bad debt reserve is used for any purpose other than to absorb bad debt losses or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiary's pre-1988 thrift bad debt reserve.

     In 1990, the Company's Board of Directors adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on October 31, 1990. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The plan was not adopted in response to any specific effort to acquire control of the Company.

     See -- "Note 20: Contingencies" for discussion of the 8,000,000 shares of common stock held in escrow.

  Preferred Stock

     In 1993, the Company issued 2,000,000 shares of 7.60% Noncumulative Perpetual Preferred Stock, Series E ("Series E Preferred Stock"), at $25 per share for net proceeds of $48.2 million. The Series E Preferred Stock has a liquidation preference of $25 per share plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, are at an annual rate of $1.90 per share. Dividends have been declared and paid in all quarters since issuance. The Company may redeem the Series E Preferred Stock on or after September 15, 1998, at the redemption price of $25 per share plus unpaid dividends, whether or not declared, for the then current dividend period up to the date fixed for redemption. The Series E Preferred Stock is senior to common stock as to dividends and liquidation, but does not confer general voting rights. In November 1995, the Company purchased and retired 30,000 shares of the Series E Preferred Stock.

     In 1992, the Company issued 2,800,000 shares of 9.12% Noncumulative Perpetual Preferred Stock, Series C ("Series C Preferred Stock"), at $25 per share for net proceeds of $67.4 million. The Series C Preferred Stock had a liquidation preference of $25 per share plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, were at an annual rate of $2.28 per share. Dividends were declared and paid in all quarters since issuance. In November 1995, the Company purchased and retired 47,500 shares of the Series C Preferred Stock. The Company redeemed the Series C Preferred Stock on January 1, 1998 at the redemption price of $25 per share plus unpaid dividends, for the then current dividend period up to the date fixed for redemption.

     In 1992, GWFC issued 6,600,000 depository shares, each representing a one-tenth interest in a share of 8.30% Cumulative Preferred Stock ("Cumulative Preferred Stock"). The Cumulative Preferred Stock had a liquidation value of $250 per share. Each share of Cumulative Preferred Stock, $1.00 par value, was redeemable at the option of the Company on or after November 1, 1997, at $250 per share, plus accrued and unpaid dividends. Dividends were cumulative from the date of issue and were payable quarterly. Dividends were declared and paid in all quarters since issuance. On July 1, 1997, in connection with the Great Western Merger, each outstanding share of Cumulative Preferred Stock was converted into one share of Washington Mutual, Inc. 8.30% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The terms, preferences, limitations, privileges and rights of the Series F Preferred Stock were substantially identical to

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES those of the Cumulative Preferred Stock. As in the case of the Cumulative Preferred Stock, each share of Series F Preferred Stock was represented by depository shares (the "New Washington Mutual Depository Shares"), each representing a one-tenth interest in a share of the Series F Preferred Stock. The Company redeemed the Series F Preferred Stock on November 1, 1997.

     Also in 1992, the Company issued 1,400,000 shares of $6.00 Noncumulative Convertible Perpetual Preferred Stock, Series D ("Series D Preferred Stock"), at $100 per share for net proceeds of $136.4 million. The Series D Preferred Stock had a liquidation preference of $100 per share plus dividends accrued and unpaid for the then current dividend period. The Series D Preferred Stock was convertible at a rate of 3.870891 shares of common stock per share of Series D Preferred Stock. Dividends were at an annual rate of $6.00 per share. Prior to December 31, 1996, substantially all of the Series D Preferred Stock was converted into shares of common stock and the Company redeemed the remaining shares.

     In 1991, the Company issued 2,587,500 depository shares, each representing a one-fifth interest in a share of 8.75% Cumulative Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock had a liquidation value of $250 per share. The Convertible Preferred Stock was redeemable prior to May 1, 1996. Each share of Convertible Preferred Stock, $1.00 par value, was redeemable at the option of the Company, in whole or in part, at prices declining to $250 per share on or after May 1, 2001, from $260.94 per share on or after May 1, 1996, plus accrued and unpaid dividends. Each share of Convertible Preferred Stock was convertible at the option of the holder into shares of common stock of the Company at a conversion price of $20.40 per share of common stock, subject to adjustment in certain events. Dividends were cumulative from the date of issue and were payable quarterly. In September 1996, substantially all of the depository shares were converted to approximately 5,666,000 shares of common stock.

     In 1988, a subsidiary of Keystone Holdings issued $80.0 million of Cumulative Redeemable Preferred Stock. The Cumulative Redeemable Preferred Stock was presented as a minority interest in the Company's consolidated financial statements. The Cumulative Redeemable Preferred Stock was redeemed on December 20, 1996.

NOTE 22: EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share ("EPS"). The statement simplified the standards for computing EPS and made them comparable to international EPS standards. It replaced the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to previously reported fully diluted EPS. This statement required restatement of all prior period EPS data presented.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Information used to calculate EPS was as follows:

                                                  YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                                    1997                       1996
                                    -------------------------------------   -----------
                                                                    PER
                                      INCOME         SHARES        SHARE      INCOME
                                    (NUMERATOR)   (DENOMINATOR)   AMOUNTS   (NUMERATOR)
                                    -----------   -------------   -------   -----------
                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Basic EPS:
  Net income......................   $481,778                                $230,100
  Less: preferred stock
    dividends.....................    (21,432)                                (38,714)
                                     --------                                --------
  Income available to common
    shareholders..................    460,346      246,119,646     $1.87      191,386
Diluted EPS:
  Effect of dilutive securities:
    Options.......................                     925,693
    Convertible preferred
      stock.......................
  Income available to
    common shareholders
                                     --------      -----------               --------
    and assumed conversions.......   $460,346      247,045,339     $1.86     $191,386
                                     ========      ===========               ========

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                             1996                             1995
                                    -----------------------   -------------------------------------
                                                      PER                                     PER
                                       SHARES        SHARE      INCOME         SHARES        SHARE
                                    (DENOMINATOR)   AMOUNTS   (NUMERATOR)   (DENOMINATOR)   AMOUNTS
                                    -------------   -------   -----------   -------------   -------
                                       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Basic EPS:
  Net income......................                             $550,924
  Less: preferred stock
    dividends.....................                              (43,599)
                                                               --------
  Income available to common
    shareholders..................   235,115,650     $0.81      507,325      232,104,843     $2.19
Diluted EPS:
  Effect of dilutive securities:
    Options.......................     2,567,764                               1,323,521
    Convertible preferred
      stock.......................                               19,720       11,126,968
  Income available to
    common shareholders
                                     -----------               --------      -----------
    and assumed conversions.......   237,683,414     $0.81     $527,045      244,555,332     $2.16
                                     ===========               ========      ===========

     Options to purchase 2,984,550 million shares of common stock at a weighted average exercise price of $62.80 per share were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares during the period. Additionally, as part of the business combination with Keystone Holdings, 8,000,000 shares of common stock, with an assigned value of $41.6125 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees. The conditions upon which these shares are contingently issuable are not based on earnings or market price. The contingencies had not been met at December 31, 1997, and therefore the contingently issuable shares have not been included in the above computations.

NOTE 23: REGULATORY CAPITAL REQUIREMENTS

     WMI is not subject to any regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements. The Company's also owns two small industrial banks that are subject to FDIC capital requirements. At December 31, 1997, these two institutions met all capital requirements to which they were subject and were considered well capitalized.

     The capital adequacy requirements are quantitative measures established by regulation that require WMBFA, WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC requires WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires WMBFA and WMBfsb to maintain minimum ratios of total capital to risk-weighted assets, as well as ratios of core capital and tangible capital to tangible assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company's depository institutions to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institution including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for capital adequacy purposes and the minimum amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

                                                               DECEMBER 31, 1997
                                          ------------------------------------------------------------
                                                                                      MINIMUM TO BE
                                                                                      CATEGORIZED AS
                                                                    MINIMUM          WELL CAPITALIZED
                                                                  FOR CAPITAL          UNDER PROMPT
                                                                    ADEQUACY        CORRECTIVE ACTION
                                                ACTUAL            PURPOSES(1)           PROVISIONS
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          ----------   -----   ----------   -----   ----------   -----
                                                             (DOLLARS IN THOUSANDS)
WMBFA:
  Total capital to risk-weighted
     assets(2)..........................  $4,497,262   11.11%  $3,242,490   8.00%   $4,050,336   10.00%
  Tier I capital to risk-weighted
     assets.............................   3,865,394    9.54           --     --     2,434,644    6.00
  Core capital to adjusted tangible
     assets.............................   3,865,394    5.78    2,007,736   3.00     3,346,226    5.00
  Tangible capital to tangible assets...   3,865,394    5.78    1,003,868   1.50            --      --
WMB:
  Total capital to risk-weighted
     assets.............................   1,605,745   10.93    1,175,592   8.00     1,469,490   10.00
  Tier I capital to risk-weighted
     assets.............................   1,488,610   10.13      587,796   4.00       881,694    6.00
  Tier I capital to average assets......   1,488,610    5.86    1,015,372   4.00     1,269,216    5.00
WMBfsb:
  Total capital to risk-weighted
     assets(2)..........................      77,813   11.95       52,077   8.00        65,096   10.00
  Tier I capital to risk-weighted
     assets.............................      70,535   10.84           --     --        39,058    6.00
  Core capital to adjusted tangible
     assets.............................      70,535    6.66       31,789   3.00        52,982    5.00
  Tangible capital to tangible assets...      70,535    6.66       15,895   1.50            --      --

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 1996
                                          ------------------------------------------------------------
                                                                                      MINIMUM TO BE
                                                                                      CATEGORIZED AS
                                                                    MINIMUM          WELL CAPITALIZED
                                                                  FOR CAPITAL          UNDER PROMPT
                                                                    ADEQUACY        CORRECTIVE ACTION
                                                ACTUAL            PURPOSES(1)           PROVISIONS
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          ----------   -----   ----------   -----   ----------   -----
                                                             (DOLLARS IN THOUSANDS)
WMBFA:
  Total capital to risk-weighted
     assets(2)..........................  $4,070,395   11.12%  $2,929,835   8.00%   $3,660,828   10.00%
  Tier I capital to risk-weighted
     assets.............................   3,464,547    9.46           --     --     2,198,843    6.00
  Core capital to adjusted tangible
     assets.............................   3,464,547    5.61    1,852,145   3.00     3,086,909    5.00
  Tangible capital to tangible assets...   3,463,438    5.61      926,073   1.50            --      --
WMB:
  Total capital to risk-weighted
     assets.............................   1,320,577   11.09      952,810   8.00     1,191,013   10.00
  Tier I capital to risk-weighted
     assets.............................   1,224,620   10.28      476,405   4.00       714,608    6.00
  Tier I capital to average assets......   1,224,620    5.84      843,623   4.00     1,054,529    5.00
WMBfsb:
  Total capital to risk-weighted
     assets(2)..........................      71,327   11.58       49,285   8.00        61,607   10.00
  Tier I capital to risk-weighted
     assets.............................      64,707   10.50           --     --        36,964    6.00
  Core capital to adjusted tangible
     assets.............................      64,707    6.90       28,254   3.00        46,923    5.00
  Tangible capital to tangible assets...      64,707    6.90       14,077   1.50            --      --

---------------

(1) Regulatory requirements listed under this column are not the same as capital adequacy requirements under prompt corrective action provisions.
(2) The OTS requires institutions to maintain Tier 1 capital of not less than one-half of total capital.

     Management believes, as of December 31, 1997, that WMBFA, WMB and WMBfsb individually met all capital adequacy requirements to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb) prior to both December 31, 1997 and 1996, the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed WMBFA's, WMB's and WMBfsb's category.

     Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as WMBFA and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause WMBFA or WMBfsb to cease to be well capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

NOTE 24: STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

     On March 8, 1984, the Company's stockholders approved the adoption of the 1983 incentive stock option plan, providing for the award of incentive stock options or nonqualified stock options to certain officers of the Company at the discretion of the Board of Directors. On April 19, 1994, the Company's stockholders approved the adoption of the 1994 stock option plan (the "1994 Plan") in which the right to purchase common stock of the Company may be granted to officers, employees, directors, consultants and advisers of the Company. The 1994 Plan is generally similar to the 1983 plan, which terminated according to its terms in 1993. The 1994 Plan does not affect any options granted under the 1983 plan.

     Under the 1994 Plan, on the date of the grant, the exercise price of the option must at least equal the market value per share of the Company's common stock. The 1994 Plan provides for the granting of options for a maximum of 4,000,000 common shares.

     On September 16, 1997, the Company's Board of Directors approved the adoption of a broad-based stock option plan called "WAMU Shares" as part of the Company's effort to build a unified team and to appropriately compensate its employees. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on September 1, 1997. Generally, full-time employees received an option to purchase 100 shares of Company common stock, while part-time employees received an option to purchase 50 shares, and employees who were designated to receive options under the 1994 Plan were excluded. All grants were made using the fair market value of the Company's common stock on September 1, 1997, and all options vest on September 1, 1999. The WAMU Shares plan provides for the granting of options for a maximum of 2,200,000 common shares.

     On April 26, 1988, GWFC stockholders approved the adoption of the 1988 Stock Option and Incentive Plan (the "GWFC Plan"). Options were granted at the market value of the GWFC common stock on the date of grant. The GWFC plan consisted of two separate plans: the Key Employee Program, under which options (both incentive and nonqualified), stock appreciation rights, dividend equivalents and certain other performance and incentive awards were granted to officers, key employees and certain other individuals; and the Non-employee Director Program, under which nonqualified options were granted to non-employee directors under certain circumstances. Options may be exercised either by payment of cash, or the optionee may deliver WMI common stock of an equivalent market value at the date of exercise. As of July 1, 1997, this plan was amended to eliminate further grants.

     Stock options under all Plans are generally exercisable on a phased-in schedule over three to five years, depending upon the date of grant, and expire five to 10 years from the grant date. At December 31, 1997, options to purchase 1,747,416 shares were fully exercisable.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Stock options granted, exercised, or forfeited were as follows:

                                                                                 WEIGHTED AVERAGE
                                                           WEIGHTED AVERAGE    FAIR VALUE PER SHARE
                                             NUMBER OF     EXERCISE PRICE OF      OF OPTIONS AT
                                           OPTION SHARES     OPTION SHARES        DATE OF GRANT
                                           -------------   -----------------   --------------------
Balance, beginning of 1995...............    7,626,589          $17.65
Granted in 1995..........................      823,012           20.01                $ 5.62
Exercised in 1995........................     (925,468)          16.58
Forfeited in 1995........................     (279,312)          20.10
                                            ----------          ------
Balance, end of 1995.....................    7,244,821           18.01
Granted in 1996..........................    4,406,339           31.48                  9.10
Exercised in 1996........................   (1,156,121)          18.07
Forfeited in 1996........................     (195,752)          21.30
                                            ----------          ------
Balance, end of 1996.....................   10,299,287           23.70
Granted in 1997..........................    3,165,259           61.46                 16.59
Exercised in 1997........................   (7,946,473)          23.17
Forfeited in 1997........................      (65,626)          31.72
                                            ----------          ------
Balance, end of 1997.....................    5,452,447          $46.32
                                            ==========          ======

     Financial data pertaining to outstanding stock options were as follows:

                                             DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------
                                        WEIGHTED
                                        AVERAGE            WEIGHTED                       WEIGHTED AVERAGE
                        NUMBER OF      REMAINING           AVERAGE          NUMBER OF     EXERCISE PRICE OF
      RANGES OF          OPTION       CONTRACTUAL       EXERCISE PRICE     EXERCISABLE       EXERCISABLE
   EXERCISE PRICES       SHARES           LIFE         OF OPTION SHARES   OPTION SHARES     OPTION SHARES
----------------------  ---------   ----------------   ----------------   -------------   -----------------
        $ 7.53 through
  $ 8.44..............    380,375         2.8               $ 8.09            380,375          $ 8.09
10.53 through  13.48..    112,579         4.2                12.75            112,579           12.75
17.29 through  26.25..    801,796         6.4                21.64            732,801           21.78
26.53 through  38.50..    562,647         8.4                30.30            316,308           31.73
42.63 through  42.75..    581,000         9.0                42.64            196,353           42.64
47.50 through  67.38..  3,014,050         9.8                62.66              9,000           49.87
                        ---------                           ------          ---------          ------
                        5,452,447                           $46.32          1,747,416          $22.51
                        =========                           ======          =========          ======

     Under the terms of the Company's employee stock purchase plan ("ESPP"), an employee can purchase WMI common stock at a 15% discount without paying brokerage fees or commissions on purchases. The Company pays for the program's administrative expenses. The plan is open to all employees who are at least 18 years old, have completed at least one year of service, and work at least 20 hours per week. Participation can be by either payroll deduction or lump sum payments with a maximum annual contribution of 10% of employees' previous year's eligible cash compensation. Under the ESPP, dividends are automatically reinvested.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of its fair value recognition provisions. FAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. Effective January 1, 1996, the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans and its ESPP. Had compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net income available to fully diluted common stock and fully diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------
                                                 1997              1996              1995
                                             ------------      ------------      ------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income attributable to common stock
Basic:
  As reported............................      $460,346          $191,386          $507,325
  Pro forma..............................       429,395           186,568           506,503
Diluted:
  As reported............................       460,346           191,386           515,725
  Pro forma..............................       429,395           186,568           514,903
Net income per common share
Basic:
  As reported............................         $1.87               $0.81             $2.19
  Pro forma..............................          1.74              0.79              2.19
Diluted:
  As reported............................          1.86              0.81              2.16
  Pro forma..............................          1.74              0.78              2.16

     The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

     The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: annual dividend yield of 2.67% for 1997 and 2.50% for 1996 and 1995; expected volatility of 27.37% for 1997 and 23.99% for 1996 and 1995; risk-free interest rates of 6.01% for 1997 and 5.78% for 1996 and 1995; and expected lives of five years for 1997, 1996 and 1995.

NOTE 25: EMPLOYEE BENEFITS PROGRAMS

     Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. ASB provided a noncontributory defined benefit pension plan (the "ASB Plan" and together with the Pension Plan, the "Pension Plans"), which was terminated effective June 30, 1995. The combined net periodic pension cost for the Pension Plans was $3.2 million, $2.1 million and $2.0 million for 1997, 1996 and 1995; the weighted average discount rate was 7.25% for 1997 and 1996 and 8.00% for 1995; the long-term rate of return on assets was 8.00% for 1997, 1996 and 1995; and the assumed rate of increase in future compensation levels was 6.00% for all years presented. The Pension Plans' assets consist primarily of listed common stocks, U.S. government obligations, asset-backed securities, corporate debt obligations, and annuity contracts.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     At the termination date of the ASB Plan, all participants' accrued benefits became fully vested. The net assets of the ASB Plan were allocated as prescribed by the Employee Retirement Income Security Act of 1974 and the Pension Benefit Guaranty Corporation and their related regulations. All participants received full benefits. The termination resulted in a settlement under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. ASB recognized a gain of $1.7 million as a result of the settlement. The benefit obligation was settled in 1996.

     WMBFA maintains a substantially similar plan from the Great Western Merger (the "Great Western Plan"). On January 1, 1997, the Great Western Plan was converted from a final average pay plan to a cash balance plan, under which participants' accounts are credited with pay-related contributions and interest. It is the Company's policy to fund the Great Western Plan on a current basis to the extent deductible under federal income tax regulations. The net periodic pension cost or benefit for the Great Western Plan was a benefit of $4.5 million for 1997, and a cost of $400,000 for 1996 and a cost of $7.6 million for 1995, the weighted average discount rate was 7.50%, 7.81%, and 8.25% for 1997, 1996 and 1995; the long-term rate of return on assets was 9.0% for all three years presented; and the assumed rate of increase in future compensation levels was 5.25% for 1997 and 1996, and 5.50% for 1995. The Great Western Plan assets consist primarily of listed common stocks, U.S. government obligations, asset-backed securities, corporate debt obligations, and annuity contracts.

     The Company's defined benefit plans' status and amounts recognized in the financial statements were as follows:

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                 1997         1996
                                                               ---------    ---------
                                                               (DOLLARS IN THOUSANDS)
    Benefit obligations:
      Vested benefits........................................  $(244,525)   $(214,687)
      Nonvested benefits.....................................     (5,104)     (12,571)
                                                               ---------    ---------
    Accumulated benefit obligation...........................   (249,629)    (227,258)
    Effect of future compensation increases..................     (4,006)      (1,168)
                                                               ---------    ---------
    Projected benefit obligation.............................   (253,635)    (228,426)
    Plan assets at fair value................................    333,000      307,168
                                                               ---------    ---------
    Plan assets in excess of projected benefit obligation....     79,365       78,742
    Unrecognized gain due to past experience different from
      assumptions............................................      7,613        2,303
    Unrecognized prior service cost..........................    (34,204)     (29,221)
    Unrecognized net asset at transition being recognized
      over 18.6 years........................................     (2,536)      (2,918)
                                                               ---------    ---------
    Prepaid pension asset....................................  $  50,238    $  48,906
                                                               =========    =========

     The assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 were: weighted average discount rate of 7.00% for 1997 and 7.50% for 1996 and 1995; rate of increase in future compensation level was 5.25% for all years presented; and expected long-term rate of return on plan assets was 9.00% for all years presented.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Net periodic pension expense for the Company's defined benefit plans was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Service cost -- benefits earned during the
  period...........................................  $ 12,604    $ 12,294    $ 12,600
Interest cost on projected benefit obligations.....    16,589      16,953      18,196
Actual (gain) on plan assets.......................   (31,838)    (27,253)    (28,534)
Amortization and deferral, net.....................     1,313         517       7,348
                                                     --------    --------    --------
                                                     $ (1,332)   $  2,511    $  9,610
                                                     ========    ========    ========

     The Company sponsors unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The cost of the plan coverage for retirees and their qualifying dependents is based upon a point system that combines age and years of service which results, generally, in lower costs to retirees in conjunction with higher accumulated points within limits. Postretirement benefits, such as retiree health benefits, are accrued during the years an employee provides services.

     The funded status of these benefits were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation...............  $(34,600)    $(57,836)
Unrecognized transition obligation..........................     2,209        2,356
Unrecognized (gain).........................................    (6,249)      (4,782)
                                                              --------     --------
Prepaid postretirement liability............................  $(38,640)    $(60,262)
                                                              ========     ========

     Net periodic postretirement expense was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Service cost.............................................  $1,454    $2,445    $2,513
Interest cost............................................   3,422     3,998     4,240
Amortization of transition obligation....................     147       147       147
Curtailment (gain).......................................    (350)     (580)     (570)
                                                           ------    ------    ------
                                                           $4,673    $6,010    $6,330
                                                           ======    ======    ======

     Net periodic postretirement expense was calculated using the following assumptions: the weighted average discount rate was 7.25% for all years presented; and the medical trend rate was estimated to increase at a rate of 9.00% in 1996 and 8.00% in 1997, thereafter decreasing 1.00% per year until a stable 5.00% medical inflation rate is reached in 2000. The effect of a 1.00% increase in the trend rates is not significant.

     The Company, as successor to GWFC, has assumed responsibility for certain unfunded post retirement benefits, including retirement restoration plans for certain employees, a supplemental Executive Retirement Plan (the "GW SERP") for certain senior officers and a nonqualified directors' retirement plan. At December 31, 1997, the projected benefit obligation for these plans was $4.5 million. The Company has purchased cost recovery life insurance, primarily with one carrier, on the lives of the participants in the GW SERP, the directors' retirement plan and the deferred compensation plan (described below), and it is sole owner and beneficiary of said policies. The net cash surrender value of this life insurance, recorded in other

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES assets, was $187.5 million at December 31, 1997 and $180.3 million at December 31, 1996, and net premium income related to insurance purchased was $7.0 million in 1997, $8.4 million in 1996 and $6.8 million in 1995.

     The Company sponsors a Supplemental Executive Retirement Plan (the "ASB SERP"), under which benefits are paid to certain officers formerly of ASB using a target percentage which is based upon the number of years of service with ASB. This percentage is applied to the participant's average annual earnings for the highest three out of the final 10 years of employment. These benefits are reduced to the extent a participant receives benefits from the ASB Plan and social security benefits. WMBFA has purchased cost recovery life insurance, primarily with two carriers, on the lives of the participants of the ASB SERP and deferred compensation plan, and it is the sole owner and beneficiary of said policies. The amount of coverage is designed to provide sufficient revenues to fund said plans. The net cash surrender value of this life insurance, recorded in other assets, was $29.6 million at December 31, 1997.

     The Company sponsors a Supplemental Employee Retirement Plan ("WMI SERP") for the benefit of certain officers. The WMI SERP is a nonqualified, noncontributory plan designed to supplement the benefits that are accrued under the Pension Plan with respect to compensation earned above designated compensation limits. Compensation for the WMI SERP includes amounts deferred into a compensation plan sponsored by the Company.

     The Company also sponsors the Washington Mutual, Inc. Supplemental Executive Retirement Accumulation Plan ("WMI SERAP") for the purpose of providing supplemental retirement benefits for certain officers. The level of the benefits under the SERAP is determined by the Company. The SERAP is not funded.

     The Company maintains a retirement savings and investment plan for substantially all eligible employees that allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employees' contributions vest immediately. The Company's partial matching contributions vest over five years.

     The Company maintains a savings plan for substantially all eligible employees formerly of GWFC that allows participants to make contributions equal to 14% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. The Company's partial matching contributions vest over five years.

     The Company maintains optional deferred compensation plans for certain employees formerly employed by GWFC and ASB. Eligible employees covered defer a portion of their compensation, and the Company agrees to pay interest on the balance of funds deferred. An enhanced rate is paid on funds deferred over three years. No additional compensation may be deferred under these plans.

     The Company provides an optional deferred compensation plan for certain employees and directors. Eligible participants can defer a portion of their compensation, and WMI agrees to pay interest on the balance of funds deferred.

     The Company uses grants of restricted stock as a component of compensation to provide a long-term incentive for creation of shareholder value and to encourage the recipient to remain at Washington Mutual.

     In 1990, ASB implemented a Phantom Share Plan (the "PSP") for the benefit of certain of its officers. As a result of the Keystone Transaction, the benefits under the PSP were payable, and ASB incurred an expense of $12.0 million in December 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Total employee benefit plan expense was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Company's contributions to savings plans..............  $21,373    $21,934    $19,163
SERP expense..........................................    6,928      6,494      5,821
Net periodic postretirement expense...................    4,673      6,010      6,330
Net periodic pension expense..........................   (1,332)     2,511      9,610
Restricted stock expense..............................    2,831      4,736      3,958
Other.................................................    4,226      3,928      4,120
                                                        -------    -------    -------
                                                        $38,699    $45,613    $49,002
                                                        =======    =======    =======

NOTE 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations on a quarterly basis have been restated to give effect to the business combination with GWFC. Results of operations on a quarterly basis were as follows:

                                                     YEAR ENDED DECEMBER 31, 1997
                                -----------------------------------------------------------------------
                                         FIRST QUARTER(1)                    SECOND QUARTER(1)
                                ----------------------------------   ----------------------------------
                                WASHINGTON                           WASHINGTON
                                  MUTUAL       GWFC      RESTATED      MUTUAL       GWFC      RESTATED
                                ----------   --------   ----------   ----------   --------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...............   $830,154    $785,262   $1,615,416    $876,165    $794,184   $1,670,349
Interest expense..............    509,780     446,094      955,874     550,386     466,578    1,016,964
                                 --------    --------   ----------    --------    --------   ----------
Net interest income...........    320,374     339,168      659,542     325,779     327,606      653,385
Provision for loan losses.....     13,420      40,390       53,810      13,927      36,072       49,999
Other income..................     71,500     116,751      188,251      72,521     115,626      188,147
Other expense.................    194,270     300,826      495,096     195,944     276,248      472,192
                                 --------    --------   ----------    --------    --------   ----------
Income before income taxes....    184,184     114,703      298,887     188,429     130,912      319,341
Income taxes..................     70,112      49,000      119,112      69,705      58,579      128,284
                                 --------    --------   ----------    --------    --------   ----------
Net income....................   $114,072    $ 65,703   $  179,775    $118,724    $ 72,333   $  191,057
                                 ========    ========   ==========    ========    ========   ==========
Net income attributable to
  common stock................   $111,567    $ 62,279   $  173,846    $116,219    $ 68,909   $  185,128
                                 ========    ========   ==========    ========    ========   ==========
Net income per common share:
  Basic.......................      $1.00                    $0.72       $1.04                    $0.76
  Diluted.....................       0.99                     0.71        1.03                     0.75

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31, 1997
                                                              -------------------------------
                                                              THIRD QUARTER    FOURTH QUARTER
                                                               WASHINGTON        WASHINGTON
                                                                 MUTUAL            MUTUAL
                                                              -------------    --------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Interest income.............................................   $1,728,553        $1,796,646
Interest expense............................................    1,072,902         1,108,751
                                                               ----------        ----------
Net interest income.........................................      655,651           687,895
Provision for loan losses...................................       52,131            51,199
Other income................................................      111,113           225,889
Other expense...............................................      825,966           468,354
                                                               ----------        ----------
Income (loss) before income taxes...........................     (111,333)          394,231
Income taxes................................................       15,621           156,331
                                                               ----------        ----------
Net income (loss)...........................................   $ (126,954)       $  237,900
                                                               ==========        ==========
Net income (loss) attributable to common stock..............   $ (132,883)       $  234,255
                                                               ==========        ==========
Net income (loss) per common share:
  Basic.....................................................       $(0.54)              $0.94
  Diluted...................................................        (0.54)             0.94

                                                     YEAR ENDED DECEMBER 31, 1996
                                -----------------------------------------------------------------------
                                         FIRST QUARTER(1)                    SECOND QUARTER(1)
                                ----------------------------------   ----------------------------------
                                WASHINGTON                           WASHINGTON
                                  MUTUAL       GWFC      RESTATED      MUTUAL       GWFC      RESTATED
                                ----------   --------   ----------   ----------   --------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...............   $764,622    $825,240   $1,589,862    $776,269    $808,617   $1,584,886
Interest expense..............    477,620     472,642      950,262     476,508     454,994      931,502
                                 --------    --------   ----------    --------    --------   ----------
Net interest income...........    287,002     352,598      639,600     299,761     353,623      653,384
Provision for loan losses.....     19,910      36,021       55,931      19,396      32,566       51,962
Other income..................     58,594      85,792      144,386      60,893      90,221      151,114
Other expense.................    183,657     283,575      467,232     189,040     280,707      469,747
                                 --------    --------   ----------    --------    --------   ----------
Income before income taxes and
  minority interest...........    142,029     118,794      260,823     152,218     130,571      282,789
Income taxes..................     49,695      47,500       97,195      49,151      51,300      100,451
Minority interest in earnings
  of consolidated
  subsidiary..................      3,527          --        3,527       3,450          --        3,450
                                 --------    --------   ----------    --------    --------   ----------
Net income....................   $ 88,807    $ 71,294   $  160,101    $ 99,617    $ 79,271   $  178,888
                                 ========    ========   ==========    ========    ========   ==========
Net income attributable to
  common stock................   $ 84,202    $ 65,040   $  149,242    $ 95,013    $ 73,029   $  168,042
                                 ========    ========   ==========    ========    ========   ==========
Net income per common share:
  Basic.......................      $0.75                    $0.64       $0.85                    $0.71
  Diluted.....................       0.74                     0.64        0.83                     0.71

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                     YEAR ENDED DECEMBER 31, 1996
                                -----------------------------------------------------------------------
                                         THIRD QUARTER(1)                    FOURTH QUARTER(1)
                                ----------------------------------   ----------------------------------
                                WASHINGTON                           WASHINGTON
                                  MUTUAL       GWFC      RESTATED      MUTUAL       GWFC      RESTATED
                                ----------   --------   ----------   ----------   --------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...............   $797,694    $801,486   $1,599,180    $810,651    $802,511   $1,613,162
Interest expense..............    501,074     461,742      962,816     503,027     466,536      969,563
                                 --------    --------   ----------    --------    --------   ----------
Net interest income...........    296,620     339,744      636,364     307,624     335,975      643,599
Provision for loan losses.....     15,269      41,671       56,940     141,702      85,900      227,602
Other income..................     69,016      82,995      152,011      76,378     134,275      210,653
Other expense.................    320,089     449,343      769,432     343,370     378,818      722,188
                                 --------    --------   ----------    --------    --------   ----------
Income before income taxes and
  minority interest...........     30,278     (68,275)     (37,997)   (101,070)      5,532      (95,538)
Income taxes..................     12,963     (28,400)     (15,437)    (16,202)        400      (15,802)
Minority interest in earnings
  of consolidated
  subsidiary..................      3,527          --        3,527       3,066          --        3,066
                                 --------    --------   ----------    --------    --------   ----------
Net income (loss).............   $ 13,788    $(39,875)  $  (26,087)   $(87,934)   $  5,132   $  (82,802)
                                 ========    ========   ==========    ========    ========   ==========
Net income (loss) attributable
  to common stock.............   $  9,183    $(44,250)  $  (35,067)   $(92,539)   $  1,708   $  (90,831)
                                 ========    ========   ==========    ========    ========   ==========

Net income (loss) per common
  share:
  Basic.......................      $0.08                   $(0.15)     $(0.82)                  $(0.38)
  Diluted.....................       0.08                    (0.15)      (0.82)                   (0.38)

---------------

(1) Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combination.

NOTE 27: INTEREST RATE RISK MANAGEMENT

     From time to time, the following strategies may be used by the Company to reduce its exposure to interest rate risk: the origination and purchase of ARMs and the purchase of adjustable-rate MBS; the sale of fixed-rate SFR loan production or fixed-rate MBS; and the use of derivative instruments, such as interest rate exchange agreements, interest rate cap agreements, cash flow swap agreements, put options and forward sales contracts.

     The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to fixed-rate loans which the Company intends to sell in the secondary market. Forward sales contracts are used to sell specific financial instruments (fixed-rate loans) at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of gain on sale of loans and leases. At December 31, 1997, the Company had executed $812.1 million in forward sales contracts to hedge $930.7 million in fixed-rate SFR loan commitments which are expected to close as well as loans which have been funded but not yet sold. At December 31, 1996, the Company had executed $215.4 million in forward sales contracts.

     Interest rate exchange agreements, cash flow swap agreements, interest rate cap agreements, put options and forward sales contracts expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company controls the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The Company's use of derivative instruments reduces the negative effect that changing interest rates may have on net interest income. The Company uses such instruments to reduce the volatility of net interest income over an interest rate cycle. The Company does not invest in leveraged derivative instruments. During 1997 and 1996, the Company did not terminate any interest rate exchange agreements, cash flow swaps or interest rate cap agreements.

     Scheduled maturities of interest rate exchange agreements were as follows:

                                                                DECEMBER 31, 1997
                                         ----------------------------------------------------------------
                                          NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING    FAIR
                                           AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE      VALUE
                                         ----------   ---------------   ------------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year..................  $  300,000         5.83%           6.05%       $(334)    $  (334)
  After one but within two years.......     500,000         5.88            5.97          116         116
Designated against deposits and
  borrowings:
  Due within one year..................     506,533         5.59            6.07           --      (1,541)
  After one but within two years.......     277,600         5.45            7.94           --      (8,301)
  After two but within three years.....     259,000         6.50            5.62           --       6,534
  After three years....................     243,800         4.90            5.49           --        (101)
                                         ----------        -----           -----        -----     -------
                                         $2,086,933         5.71%           6.17%       $(218)    $(3,627)
                                         ==========        =====           =====        =====     =======

                                                                 DECEMBER 31, 1996
                                        -------------------------------------------------------------------
                                         NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING      FAIR
                                          AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE       VALUE
                                        ----------   ---------------   ------------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year.................  $  200,000        5.56%            6.83%      $  (799)    $   (799)
  After one but within two years......     300,000        5.60             6.05          (112)        (112)
  After two but within three years....     200,000        5.87             6.09           265          265
Designated against deposits and
  borrowings:
  Due within one year.................     578,948        7.34             6.24          (498)       6,924
  After one but within two years......     506,533        5.45             6.04            52       (1,839)
  After two but within three years....     282,600        5.43             7.79            --      (11,255)
  After three years...................     502,800        5.72             5.45            --       18,066
                                        ----------        ----             ----       -------     --------
                                        $2,570,881        5.98%            6.23%      $(1,092)    $ 11,250
                                        ==========        ====             ====       =======     ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Scheduled maturities of interest rate cap agreements were as follows:

                                                                    DECEMBER 31, 1997
                                                ---------------------------------------------------------
                                                 NOTIONAL    STRIKE     SHORT-TERM      CARRYING    FAIR
                                                  AMOUNT      RATE    RECEIPT RATE(1)    VALUE     VALUE
                                                ----------   ------   ---------------   --------   ------
                                                                 (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year(2)......................  $  650,000    6.17%        5.89%        $ 1,202    $1,202
Designated against deposits and borrowings:
  Due within one year(3)......................     565,500    7.89         5.82             380      (771)
  After one but within two years(4)...........     855,750    7.16         5.33           3,505       157
  After two but within three years(5).........     265,000    8.00         5.53           1,498       106
  After three years(6)........................     538,750    8.11         5.11           6,005       710
                                                ----------    ----         ----         -------    ------
                                                $2,875,000    7.34%        5.53%        $12,590    $1,404
                                                ==========    ====         ====         =======    ======

---------------

(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.
(2) Included $550.0 million notional amount with a weighted average cap ceiling of 7.64% and $100.0 million notional amount with a binary (1.00%) cap.
(3) Included $150.0 million notional amount with a weighted average cap floor of 5.50% and $240.0 million notional amount with a weighted average cap ceiling of 9.50%.
(4) Included $839.8 million notional amount with a weighted average cap ceiling of 8.77%.
(5) Included $112.0 million notional amount with a weighted average cap ceiling of 9.50%.
(6) Included $459.8 million notional amount with a weighted average cap ceiling of 9.49%.

                                                                   DECEMBER 31, 1996
                                               ---------------------------------------------------------
                                                NOTIONAL    STRIKE     SHORT-TERM      CARRYING    FAIR
                                                 AMOUNT      RATE    RECEIPT RATE(1)    VALUE     VALUE
                                               ----------   ------   ---------------   --------   ------
                                                                (DOLLARS IN THOUSANDS)
Designated against available for sale
  securities:
  Due within one year(2).....................  $  875,000    5.85%        5.89%        $   499    $  499
  After one but within two years(3)..........     650,000    6.17         5.60           1,961     1,961
Designated against deposits and borrowings:
  Due within one year(4).....................   3,001,000    6.12         5.61             707         2
  After one but within two years(5)..........     565,500    7.89         5.49           1,881       798
  After two but within three years(6)........     855,750    7.17         5.16           5,814     1,396
  After three years(7).......................     832,750    8.06         5.04           9,131     1,215
                                               ----------    ----         ----         -------    ------
                                               $6,780,000    6.61%        5.51%        $19,993    $5,871
                                               ==========    ====         ====         =======    ======

---------------

(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.
(2) Included $600.0 million notional amount with a weighted average cap ceiling of 7.75%.
(3) Had a weighted average cap ceiling of 7.56%.
(4) Included $45.0 million notional amount with a weighted average cap ceiling of 9.50%.
(5) Included $240.0 million notional amount with a weighted average cap ceiling of 7.83% and $150.0 million notional amount with a weighted average floor of 5.50%.
(6) Included $839.8 million notional amount with a weighted average cap ceiling of 8.77%.
(7) Included $571.8 million notional amount with a weighted average cap ceiling of 9.49%.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Weighted average net effective cost (benefit) at end of
  year.................................................        0.55%         0.24%        (0.24)%
Weighted average net effective cost (benefit) during
  the year.............................................        0.60         (0.26)        (0.45)
Monthly average notional amount of interest rate
  exchange agreements..................................  $2,107,184    $2,882,041    $3,049,803
Maximum notional amount of interest rate exchange
  agreements at any month-end..........................   2,466,233     3,436,157     3,208,681
Net cost (benefit) included with interest expense on
  deposits during the year.............................       3,951       (14,471)       (9,260)
Net cost included with interest expense on borrowings
  during the year......................................       5,975         9,951         5,889
Net cost (benefit) included with interest income on
  available-for-sale securities during the year........       2,637        (2,984)      (10,495)

     Financial data pertaining to interest rate cap agreements were as follows:

                                                             YEAR ENDED DECEMBER 31, 1996
                                                        ---------------------------------------
                                                           1997          1996           1995
                                                        ----------    -----------    ----------
                                                                (DOLLARS IN THOUSANDS)
     Monthly average notional amount of interest rate
       cap agreements.................................  $3,897,769    $10,433,750    $6,363,000
     Maximum notional amount of interest rate cap
       agreements at any month end....................   3,965,000     12,514,500     9,774,000
     Net cost included with interest expense on
       deposits during the year.......................       5,773          6,206         7,875
     Net cost included with interest expense on
       borrowings during the year.....................          --          2,162           415
     Net cost (benefit) included with interest income
       on available-for-sale securities during the
       year...........................................       3,612         (4,686)       (5,340)

     Changes in interest rate exchange agreements and interest rate cap agreements were as follows:

                                                               YEAR ENDED DECEMBER 31, 1997
                                                              ------------------------------
                                                              INTEREST RATE    INTEREST RATE
                                                                EXCHANGE            CAP
                                                               AGREEMENTS       AGREEMENTS
                                                              -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Notional balance, beginning of year.........................   $2,570,881       $6,780,000
Additions...................................................      300,000               --
Maturities..................................................      783,948        3,905,000
                                                               ----------       ----------
Notional balance, end of year...............................   $2,086,933       $2,875,000
                                                               ==========       ==========

NOTE 28: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The fair value of financial instruments were as follows:

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                        1997                        1996
                                              -------------------------   -------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT         VALUE        AMOUNT         VALUE
                                              -----------   -----------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.................  $ 1,560,890   $ 1,560,890   $ 1,665,355   $ 1,665,355
  Trading securities........................       23,364        23,364         1,647         1,647
  Available-for-sale securities.............   11,372,938    11,372,938    16,093,529    16,093,529
  Held-to-maturity securities...............   12,779,614    12,699,653     4,479,056     4,545,125
  Loans, exclusive of reserve for loan
     losses.................................   67,810,651    68,607,997    61,831,109    61,849,717
  Investment in FHLBs.......................    1,059,491     1,059,491       843,002       843,002
  Mortgage servicing rights.................      215,360       228,484       185,984       213,121
                                              -----------   -----------   -----------   -----------
                                               94,822,308    95,552,817    85,099,682    85,211,496
Financial liabilities:
  Deposits..................................   50,986,017    50,916,683    52,666,914    52,779,563
  Annuities.................................           --            --       878,057       878,057
  Federal funds purchased and
     commercial paper.......................    2,928,282     2,930,231     2,153,506     2,153,506
  Reverse repurchase agreements.............   12,279,040    12,279,962    12,033,119    12,050,518
  Advances from FHLBs.......................   20,301,963    20,325,343    10,011,425    10,028,513
  Trust preferred securities................      800,000       854,692       100,000        99,520
  Other borrowings..........................    2,689,362     2,774,939     3,109,694     3,286,356
                                              -----------   -----------   -----------   -----------
                                               89,984,664    90,081,850    80,952,715    81,276,033
Derivative financial instruments(1):
  Interest rate exchange agreements:
     Designated against available-for-sale
       securities...........................         (218)         (218)         (646)         (646)
     Designated against deposits and
       borrowings...........................           --        (3,409)         (446)       11,896
  Interest rate cap agreements:
     Designated against available-for-sale
       securities...........................        1,202         1,202         2,460         2,460
     Designated against deposits and
       borrowings...........................       11,388           202        17,533         3,411
                                              -----------   -----------   -----------   -----------
          Total.............................       12,372        (2,223)       18,901        17,121
Other off-balance sheet instruments:
  Standby letters of credit.................           --            --            --           (42)
  Forward sales contracts designated
     against loans..........................           --        (4,861)           --            83
  Off-balance sheet loan commitments........           --          (781)           --         7,714
                                              -----------   -----------   -----------   -----------
                                                       --        (5,642)           --         7,755
                                              -----------   -----------   -----------   -----------
          Net financial instruments.........  $ 4,850,016   $ 5,463,102   $ 4,165,868   $ 3,960,339
                                              ===========   ===========   ===========   ===========

---------------

(1) See Note 27: Interest Rate Risk Management.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 1997 and 1996:

          Cash and cash equivalents -- The carrying amount represented fair value.

          Trading securities -- Fair values were based on quoted market prices.

          Available-for-sale securities -- Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities as well as internal analytics.

          Held-to-maturity securities -- Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analytics.

          Loans -- Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

          Investment in FHLBs -- The carrying amount represented fair value.

          Mortgage servicing rights -- The fair value of mortgage servicing rights was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

          Deposits -- The fair value of checking accounts, savings accounts and MMDAs was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles are not included.

          Annuities -- The carrying amount represented fair value.

          Federal funds purchased and commercial paper -- The value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

          Reverse repurchase agreements -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

          Advances from FHLBs -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

          Trust preferred securities -- Fair value was estimated using quoted market prices for similar securities.

          Other borrowings -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

          Derivative financial instruments -- The fair value for interest rate exchange agreements was determined using dealer quotations, when available, or the discounted cash flow method. The market prices for similar instruments were used to value interest rate cap agreements.

          Standby letters of credit -- The fair value of standby letters of credit was based on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

          Forward sales contracts designated against loans -- The fair value of forward sales contracts purchased as a hedge of fixed-rate commitments and commitments to fund real estate loans was estimated using current market prices adjusted for various risk factors and market volatility.

          Off-balance-sheet loan commitments -- The fair value of loan commitments was estimated based on current levels of interest rates versus the committed interest rates. The balance shown represents the differential between committed value and fair value.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 29: FINANCIAL INFORMATION -- WMI

     The following WMI (parent company only) financial information should be read in conjunction with the other notes to the consolidated financial statements.

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST INCOME
Loans......................................................  $  3,832    $     --    $     --
Available-for-sale securities..............................     1,769       6,777       8,033
Cash equivalents...........................................     1,448       5,378         471
                                                             --------    --------    --------
  Total interest income....................................     7,049      12,155       8,504
INTEREST EXPENSE
Borrowings.................................................    34,839      14,396       9,072
                                                             --------    --------    --------
  Total interest expense...................................    34,839      14,396       9,072
                                                             --------    --------    --------
     Net interest expense..................................   (27,790)     (2,241)       (568)
OTHER INCOME
Other operating income.....................................       353         122           8
Gain (loss) on sale of other assets........................    20,845          --        (171)
                                                             --------    --------    --------
  Total other income.......................................    21,198         122        (163)
OTHER EXPENSE
Salaries and employee benefits.............................     6,907       3,561       2,716
Occupancy and equipment....................................        --          11           1
Other operating expense....................................     5,629      18,013       3,289
Transaction-related expense................................    32,308          --          --
Amortization of goodwill...................................       731         629          --
                                                             --------    --------    --------
  Total other expense......................................    45,575      22,214       6,006
                                                             --------    --------    --------
     Loss before income taxes and equity in net earnings of
       subsidiaries........................................   (52,167)    (24,333)     (6,737)
Income tax benefit.........................................   (21,523)     (8,105)       (865)
Equity in net earnings of subsidiaries.....................   512,422     246,328     556,796
                                                             --------    --------    --------
Net income.................................................  $481,778    $230,100    $550,924
                                                             ========    ========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                        STATEMENTS OF FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $  330,764    $  109,356
Available-for-sale securities...............................       1,000        82,033
Loans.......................................................      11,555        92,083
Investment in subsidiaries..................................   5,496,975     4,925,262
Other assets................................................     114,442        12,917
                                                              ----------    ----------
  Total assets..............................................  $5,954,736    $5,221,651
                                                              ==========    ==========
LIABILITIES
Reverse repurchase agreements...............................  $       --    $   68,326
Other borrowings............................................     562,298       148,007
Other liabilities...........................................      83,367        12,230
                                                              ----------    ----------
  Total liabilities.........................................     645,665       228,563
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 shares
  authorized -- 4,722,500 and 5,382,500 shares issued and
  outstanding, liquidation preference.......................     118,063       283,063
Common stock, no par value: 800,000,000 shares
  authorized -- 257,560,018 and 250,230,644 shares issued
  and outstanding...........................................          --            --
Capital surplus -- common stock.............................   1,943,294     1,664,870
Valuation reserve for available-for-sale securities.........          --         1,156
Valuation reserve for available-for-sale
  securities -- subsidiaries                                     134,610       117,469
Retained earnings...........................................   3,113,104     2,926,530
                                                              ----------    ----------
  Total stockholders' equity................................   5,309,071     4,993,088
                                                              ----------    ----------
  Total liabilities and stockholders' equity................  $5,954,736    $5,221,651
                                                              ==========    ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 481,778   $ 230,100   $ 550,924
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
     (Gain) on sale of assets...............................    (20,845)         --          --
     Decrease (increase) in interest receivable.............        326         (69)         80
     Increase in interest payable...........................      2,624         530       3,167
     Decrease in income taxes payable.......................    (88,809)     (8,105)       (865)
     Equity in undistributed earnings of subsidiaries.......   (512,422)   (246,328)   (556,796)
     Decrease (increase) in other assets....................      6,047     (16,619)      9,910
     Increase in other liabilities..........................     60,483      14,867         720
                                                              ---------   ---------   ---------
       Net cash (used) provided by operating activities         (70,818)    (25,624)      7,140
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of available-for-sale securities.............     (1,000)         --          --
     Sales of available-for-sale securities.................     75,866          --          --
     Principal payments of available-for-sale securities....      4,191      16,118      12,594
     Sale of subsidiary.....................................    102,775          --          --
     Origination of loans, net of principal payments........     80,528      55,784    (147,867)
     Investment in subsidiary...............................   (554,412)   (170,000)         --
     Dividends received from subsidiaries...................    476,525     280,026     136,521
                                                              ---------   ---------   ---------
       Net cash provided by investing activities............    184,473     181,928       1,248
CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in reverse repurchase agreements..............    (68,326)    (14,155)     (1,848)
     Proceeds from other borrowings.........................    414,291          --     147,845
     Issuance of common stock through stock options and
       employee stock plans.................................    146,266      20,604       8,379
     Repurchase of preferred stock..........................   (165,000)         --      (1,990)
     Conversion of preferred stock to common stock..........         --        (107)         --
     Cash dividends paid....................................   (219,478)   (143,386)    (76,581)
                                                              ---------   ---------   ---------
       Net cash provided (used) by financing activities         107,753    (137,044)     75,805
                                                              ---------   ---------   ---------
     Increase in cash and cash equivalents..................    221,408      19,260      84,193
     Cash and cash equivalents, beginning of year...........    109,356      90,096       5,903
                                                              ---------   ---------   ---------
     Cash and cash equivalents, end of year.................  $ 330,764   $ 109,356   $  90,096
                                                              =========   =========   =========

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
   2.1*         Agreement for Reorganization between the Registrant and
                Washington Mutual, dated October 19, 1994.
   3.1**        Restated Articles of Incorporation of the Registrant, as
                amended (the "Articles").
   3.2          Bylaws of the Registrant (Incorporated by reference to the
                Washington Mutual, Inc. Annual Report to the Securities and
                Exchange Commission on Form 10-K for the year ended December
                31, 1995. File No. 0-25188).
   4.1*         Article II, Sections D(2), D(3), and D(4) of the Articles,
                which define the rights of holders of the Series C Preferred
                Stock and the Series E Preferred Stock (filed together with
                Exhibit 3.1 hereto).
   4.2*         Rights Agreement, dated October 16, 1990.
   4.3*         Amendment No. 1 to Rights Agreement, dated October 31, 1994.
   4.4*         Supplement to Rights Agreement, dated November 29, 1994.
   4.5          Washington Mutual agrees to furnish the Securities and
                Exchange Commission, upon request, with copies of all
                instruments defining rights of holders of long-term debt of
                Washington Mutual and its consolidated subsidiaries.
  10.1*         Washington Mutual 1994 Stock Option Plan.
  10.2*         Amended and Restated Incentive Stock Option Plan.
  10.3*         Amended and Restated Washington Mutual Restricted Stock Plan
                (1986).
  10.4*         Washington Mutual Employees' Stock Purchase Program.
  10.5*         Washington Mutual Retirement Savings and Investment Plan.
  10.6*         Washington Mutual Employee Service Award Plan.
  10.7**        Supplemental Employee's Retirement Plan for Salaried
                Employees of Washington Mutual.
  10.8**        Washington Mutual Supplemental Executive Retirement
                Accumulation Plan.
  10.9**        Deferred Compensation Plan for Directors and Certain Highly
                Compensated Employees.
  10.10**       Deferred Compensation Plan for Certain Highly Compensated
                Employees.
  10.11         Employment Contract of Kerry K. Killinger.
  10.12         Employment Contract for Executive Officers.
  10.13*        Lease Agreement between Third and University Limited
                Partnership and Washington Mutual Savings Bank, dated
                September 1, 1988.
  10.14         Agreement For Merger, dated July 21, 1996, as amended
                November 1, 1996, by and among Washington Mutual, Inc.,
                Keystone Holdings Partners, L.P., Keystone Holdings, Inc.,
                New American Holdings, Inc., New American Capital, Inc.,
                N.A. Capital Holdings, Inc. and American Savings Bank, F.A.
                (Incorporated by reference to the Washington Mutual, Inc.
                Current Report to the Securities and Exchange Commission on
                Form 8-K dated January 3, 1997. File No. 0-25188).
  10.15         Escrow Agreement, dated December 20, 1996, by and among
                Washington Mutual, Inc., Keystone Holdings Partners, L.P.,
                the Federal Deposit Insurance Corporation as manager of the
                FSLIC Resolution Fund, and The Bank of New York
                (Incorporated by reference to the Washington Mutual, Inc.
                Current Report to the Securities and Exchange Commission on
                Form 8-K dated January 3, 1997. File No. 0-25188).

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
  10.16         Registration Rights Agreement, dated July 21, 1996, by and among Washington Mutual, Inc., Keystone Holdings Partners,
                L.P., and the Federal Deposit Insurance Corporation as
                manager of the FSLIC Resolution Fund (Incorporated by
                reference to the Washington Mutual, Inc. Current Report to the Securities and Exchange Commission on Form 8-K dated
                January 3, 1997. File No. 0-25188).
  10.17         Agreement and Plan of Merger By and Among Washington Mutual,
                Inc., New American Capital, Inc., and Great Western
                Financial Corporation ("GWFC"), dated as of March 5, 1997
                (Incorporated by reference to Washington Mutual, Inc.
                Registration Statement on Form S-4 dated May 13, 1997,
                Registration no. 333-23221).
  10.18         The 1998 Stock Option and Incentive Plan (as amended
                effective July 26, 1994), (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended September 30,
                1994).
  10.19***      Amendment No. 1996-1 to the 1988 Stock Option and Incentive
                Plan, effective December 10, 1996.
  10.20         Form of Director Stock Option Agreement (Incorporated by
                reference to GWFC's Registration Statement on Form S-8
                Registration no. 33-21469 pertaining to GWFC's 1988 Stock
                Option and Incentive Plan).
  10.21         Form of Director Stock Option Agreement effective January 3,
                1994, (Incorporated by reference to GWFC's Annual Report to the Securities and Exchange Commission on Form 10-K for the
                fiscal year ended December 31, 1993).
  10.22*        GWFC Directors' Deferred Compensation Plan (1992
                Restatement) (Incorporated by reference to GWFC's Annual
                Report to the Securities and Exchange Commission on Form 10-
                K for the fiscal year ended December 31, 1991).
  10.23*        Amendment to GWFC Directors', Senior Officers' and basic
                Deferred Compensation Plans (1992 Restatement) (Incorporated
                by reference to GWFC's Annual Report to the Securities and
                Exchange Commission on form 10-K for the fiscal year ended
                December 31, 1994).
  10.24*        Amendment No. 2 to Directors' Deferred Compensation Plan
                1992 Restatement. (Incorporated by reference to GWFC's
                Quarterly Report to the Securities and Exchange Commission
                on Form 10-Q for the quarter ended March 31, 1996).
  10.25***      Amendment No. 1996-2 to Directors' Deferred Compensation
                Plan, dated December 10, 1996.
  10.26         GWFC Umbrella Trust for Directors (Incorporated by reference to GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended March 31,
                1989).
  10.27***      Amendment No. 1996-1 to Umbrella Trust for Directors, dated
                December 16, 1996.
  10.28         Omnibus Amendment 1995-1 to the Umbrella Trusts replacing
                the Finance Committee of the Board of Directors with the
                Compensation Committee of the Board of Directors as
                administrator of the plans (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended June 30,
                1995.)
  10.29         Restated Retirement Plan for Directors (Incorporated by
                reference to GWFC's Quarterly Report to the Securities and
                Exchange Commission on Form 10-Q for the quarter ended June
                30, 1993.)
  10.30         Employee Home Loan Program (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended June 30,
                1993.)
  10.31***      Amendment No. 1996-1 to Employee Home Loan Programs,
                effective December 10. 1996.
  10.32***      Omnibus Amendment 1997-1 amending the definition of change in control in the GWFC 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the GWFC Directors' Deferred
                Compensation Plan (1992 Restatement), as amended December
                10, 1996, the Umbrella Trust for Directors as amended
                December 10, 1996, and the Employee Home Loan Program
                (Revised and restated as of April 27, 1993), as Amended
                December 10, 1996.

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
  10.33         Amended and Restated 364-Day Credit Agreement between the
                Registrant and The Chase Manhattan Bank as Administrative
                Agent.
  10.34         Amended and Restated Four-Year Credit Agreement between the
                Registrant and The Chase Manhattan Bank as Administrative
                Agent.
  21            List of Subsidiaries of the Registrant.
  23            Consent of Deloitte & Touche LLP.
  23.1          Consent of KPMG Peat Marwick LLP.
  23.2          Consent of Price Waterhouse LLP.
  27            Financial Data Schedule.

---------------

  *Incorporated by reference to Washington Mutual, Inc. Current Report on Form
   8-K dated November 29, 1994. File No. 0-25188.

 **Incorporated by reference to the Washington Mutual, Inc. Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. File No. 0-25188.

***Incorporated by reference to GWFC's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. File No. 97553219.