Form 10-K/A
period 1997-12-31
WASHINGTON MUTUAL INC
filed 1998-04-01
CIK 933136

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                       REGISTERED
                  -------------------             ------------------------------
                      Common Stock                 The Nasdaq Stock Market
            7.60% Noncumulative Perpetual          The Nasdaq Stock Market
              Preferred Stock, Series E


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

                                    PART III


     Items 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 21, 1998. Certain information regarding the principal officers of Washington Mutual is set forth in "Business -- Principal Officers."



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS



     The following table sets forth information as of March 18, 1998, regarding each nominee for election as a director and each director whose term of office will continue after the Company's Annual Meeting of Shareholders to be held on April 21, 1998. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.



                                                                        EXPIRATION OF
                                                          COMPANY          TERM AS
                     NAME                        AGE   DIRECTOR SINCE     DIRECTOR
                     ----                        ---   --------------   -------------
Douglas P. Beighle.............................  65         1989            2000
David Bonderman................................  55         1997            1999
J. Taylor Crandall.............................  44         1997            2000
Roger H. Eigsti................................  55         1992            1999
John W. Ellis..................................  69         1970            1999
Anne V. Farrell................................  62         1994            1998
Stephen E. Frank...............................  56         1997            1998
William P. Gerberding..........................  68         1979            1998
Enrique Hernandez, Jr..........................  42         1997            1998
Kerry K. Killinger.............................  48         1988            2000
Samuel B. McKinney.............................  71         1977            1998
Michael K. Murphy..............................  61         1985            2000
William G. Reed, Jr............................  59         1970            1999
James H. Stever................................  54         1991            1999
Willis B. Wood, Jr.............................  63         1997            1998



     Mr. Beighle was a Senior Vice President of The Boeing Company from 1986 to 1997. Mr. Beighle serves as a director of Puget Sound Energy, Inc., and Active Voice Corp.



     Mr. Bonderman is a principal and general partner of TPG, L.P., an investment entity. From 1983 until 1992, Mr. Bonderman was Chief Operating Officer of Keystone, Inc. (formerly Robert M. Bass Group, Inc.), a company owned by Robert M. Bass and principally engaged in investment activities. KH Group Management, Inc., a corporation of which Mr. Bonderman is the sole director and President, is the managing general partner of Keystone Holdings Partners, L.P. ("KH Partners"). He is a director of Bell & Howell Company, Inc., Beringer Wine Estates Holdings, Inc., Continental Airlines, Inc., and Denbury Resources, Inc.


     Mr. Crandall has been Chief Financial Officer and Vice President of Keystone, Inc. since October 1986, and President of Acadia MGP, Inc., which is the managing general partner of Acadia FW Partners, L.P., which is the sole general partner of Acadia Partners, L.P., an investment partnership, since 1992. In addition, Mr. Crandall was Vice President and director of National Re Holdings Corp. from 1989 until 1997, and served as Treasurer of that company until 1990. From 1976 to 1986, Mr. Crandall was employed by The First National Bank of Boston, where he was Vice President-Corporate Lending at the time of his departure. Mr. Crandall is a director of Bell & Howell Company, Inc., Integrated Orthopedics, Inc., Physician Reliance Network, Inc., Quaker State Corporation, Signature Resorts, Inc., and specialty Foods, Inc.

     Mr. Eigsti has served as the Chairman of SAFECO Corporation since May 1993 and Chief Executive Officer since January 1992, and he served as President from May 1989 until August 1996, Chief Operating Officer from May 1989 until January 1992, and Executive Vice President and Chief Financial Officer from February 1985 until May 1989. Mr. Eigsti has served as a director of SAFECO Corporation since May 1988.


     Mr. Ellis has served as the Chairman and Chief Executive Officer of Baseball Club of Seattle, Inc. since 1992. Mr. Ellis has served as a director of Puget Sound Energy, Inc. since 1988 and served as its Chairman from 1988 until 1993 and as its Chief Executive Officer from 1970 until 1993. Mr. Ellis also serves as a director of Associated Electric & Gas Insurance Service Ltd., SAFECO Corporation and UTILX Corporation.


     Mrs. Farrell has served as the President and Chief Executive Officer of The Seattle Foundation, a charitable and educational corporate foundation, since 1984. Mrs. Farrell is a director of Blue Cross of Washington and Alaska and PREMARA. Mrs. Farrell also serves as a trustee of the registered investment companies that comprise The Composite Group of Funds (to be renamed the WM Group of Funds). The investment adviser to the funds is an indirect wholly-owned subsidiary of Washington Mutual.

     Mr. Frank has served as President and Chief Operating Officer of Southern California Edison, the largest subsidiary of Edison International, since June 1995. He also serves as a director for both Southern California Edison and Edison International. Mr. Frank was the President and Chief Operating Officer of Florida Power and Light Company from August 1990 until June 1995. From 1988 until 1990 he was Executive Vice President and Chief Financial Officer of TRW, Inc. From 1984 until 1988 Mr. Frank served as Vice President and Treasurer of GTE Corporation and from 1986 until 1988 as its Controller. Mr. Frank is also a director of the Electric Power Research Institute and UNOVA, Inc., and served as a director of Great Western Financial Corporation ("GWFC") until its merger with a subsidiary of the Company in July 1997 (the "Great Western Merger").

     Mr. Gerberding serves as a director of SAFECO Corporation and is a member of the Board of Directors of the Seattle Opera. Mr. Gerberding served as President of the University of Washington from 1979 through 1995.

     Mr. Hernandez is President and Chief Executive Officer of Inter-Con Security Systems. He is also a co-founder and principal partner of Interspan Communications, a television broadcast company serving Spanish-speaking audiences. Prior to becoming the President of Inter-Con, he served as Vice President and Assistant General Counsel and as Executive Vice President of Inter-Con. Mr. Hernandez serves as a director of McDonald's Corporation and Nordstrom, Inc., and served as a director of GWFC until the Great Western Merger in July 1997.

     Mr. Killinger has been Chairman, President and Chief Executive Officer of Washington Mutual, Inc. since its organization in August 1994 for the purpose of serving as the holding company of Washington Mutual Savings Bank ("WMSB") through a plan of reorganization. Mr. Killinger became President and a director of WMSB in 1988, its Chief Executive Officer in 1990 and Chairman of its Board of Directors in 1991. Mr. Killinger has served as a director of the Federal Home Loan Bank of Seattle since 1995 and a director of Simpson Investment Company since 1997.


     Dr. McKinney is the Senior Pastor of Mount Zion Baptist Church in Seattle, Washington.


     Mr. Murphy has been President and Chief Executive Officer of CPM Development Corporation, the parent company of Central Pre-Mix Concrete Company and Inland Asphalt Company, since 1978 and previously served as its Chairman. Mr. Murphy also serves as a trustee of the registered investment companies that comprise The Composite Group of Funds (to be renamed the WM Group of Funds). The investment adviser to the funds is an indirect wholly-owned subsidiary of Washington Mutual.

     Mr. Reed is a director of Simpson Investment Company, the holding company for Simpson Paper Company and Simpson Timber Company, and was Chairman from 1971 to 1996. Mr. Reed also serves as a director of Microsoft Corporation, PACCAR, Inc., SAFECO Corporation and The Seattle Times.

     Mr. Stever retired as the Executive Vice President -- Public Policy of US West, Inc. on December 31, 1996, which position he had held since January 1996. He was the Executive Vice President -- Public Policy and Human Resources of US West, Inc. from November 1994 to January 1996 and was the Executive Vice President -- Public Policy of U.S. West Inc. and US West Communications, Inc. from 1993 until 1994. He was President -- Public Policy of US WEST Communications, Inc. from 1990 until 1993 and President -- Business Division from 1988 until 1990.

     Mr. Wood is Chairman, Chief Executive Officer and a director of Pacific Enterprises, the holding company of Southern California Gas Company. Previously, Mr. Wood served in various positions, including as an executive officer of Pacific Enterprises' subsidiaries since 1960. He was named President of Pacific Enterprises in 1989, Chief Executive Officer in 1991 and Chairman in 1992. Mr. Wood is also a director of the Automobile Club of Southern California and served as a director of GWFC until the Great Western Merger in July 1997.


ARRANGEMENTS WITH RESPECT TO NOMINATION OF TWO DIRECTORS



     Messrs. Bonderman and Crandall were elected to the Board of Directors as representatives of Robert M. Bass after their nomination by mutual agreement of Mr. Bass and the Company pursuant to that certain agreement for merger dated as of July 21, 1996, as amended November 1, 1996, by and among the Company, KH Partners, Keystone Holdings, Inc., ("Keystone Holdings"), and certain of its subsidiaries (the "Keystone Merger Agreement"). In connection with each annual shareholder meeting at which the term of either of such representatives as a director ends, the Board of Directors will, pursuant to the Keystone Merger Agreement, nominate the one mutually-agreeable representative (or his successor mutually agreeable to the Company and Mr. Bass) if Mr. Bass and certain of his affiliates beneficially own, as of the record date for such meeting, a number of shares of Common Stock greater than the sum of (i) 8.5 million, plus (ii) 21.3% of the Shares of Common Stock received by KH Partners and a governmental entity and placed in escrow pending the outcome of certain litigation between Keystone Holdings and the United States of America (the "Litigation Escrow Shares") that have been released as of such date (the "2 Director Total"); however, if as of each such record date, the number of shares of Common Stock beneficially owned by Mr. Bass and certain of his affiliates is fewer than the 2 Director Total, but greater than the sum of (a) 5.0 million plus (b) 21.3% of the Litigation Escrow Shares that have been released as of such date (the "1 Director Total"), the Board of Directors will have no obligation to re-nominate such director and the term of such director will expire. The remaining director will continue on the Washington Mutual Board and be re-nominated if Mr. Bass and certain of his affiliates beneficially own, as of the record date for the meeting at which such director's term as a director ends, a number of shares greater than the 1 Director total. The Board of Directors will have no obligation to re-nominate any representative if Mr. Bass and such affiliates do not maintain beneficial ownership of the 1 Director Total or at least 5% of the outstanding Common Stock on the record date for such meeting.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Under Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, Washington Mutual's directors, executive officers and beneficial owners of more than 10% of any registered class of Washington Mutual equity securities are required to file reports of their ownership, and any changes in that ownership, with the Securities and Exchange Commission. Based solely on its review of copies of these reports and on written representations from such reporting persons, Washington Mutual believes that during fiscal year 1997, such persons filed all ownership reports and reported all transactions on a timely basis, except as follows: Mr. John W. Ellis had one late filing on an amended Form 4 to correct the original report for a single transaction; Mr. Michael K. Murphy had a delinquent filing with respect to a single transaction; shares attributable to Ms. Fay L. Chapman inadvertently were omitted from Ms. Chapman's report on Form 3 and reported, instead, on her Form 5 report for 1997; and two gifts made by Mr. Norman H. Swick to his minor children were reported late on an amendment to his Form 5 report for 1997.

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

  (C)  EXHIBITS:

     See Index of Exhibits on page 124.

                                  SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WASHINGTON MUTUAL, INC

                                                 By: /s/ Fay L. Chapman
                                                 -----------------------
                                                 Fay L. Chapman
                                                 Executive Vice President

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS


  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
   2.1*         Agreement for Reorganization between the Registrant and
                Washington Mutual, dated October 19, 1994.
   3.1          Restated Articles of Incorporation of the Registrant, as
                amended (the "Articles").
   3.2          Bylaws of the Registrant (Incorporated by reference to the
                Washington Mutual, Inc. Annual Report to the Securities and
                Exchange Commission on Form 10-K for the year ended December
                31, 1995. File No. 0-25188).
   4.1          Article II, Section D(2)(C) of the Articles, which defines the rights of holders of the Series E Preferred Stock (filed together with Exhibit 3.1 hereto).
   4.2*         Rights Agreement, dated October 16, 1990.
   4.3*         Amendment No. 1 to Rights Agreement, dated October 31, 1994.
   4.4*         Supplement to Rights Agreement, dated November 29, 1994.
   4.5          Washington Mutual agrees to furnish the Securities and
                Exchange Commission, upon request, with copies of all
                instruments defining rights of holders of long-term debt of
                Washington Mutual and its consolidated subsidiaries.
  10.1*         Washington Mutual 1994 Stock Option Plan.
  10.2*         Amended and Restated Incentive Stock Option Plan.
  10.3*         Amended and Restated Washington Mutual Restricted Stock Plan
                (1986).
  10.4*         Washington Mutual Employees' Stock Purchase Program.
  10.5*         Washington Mutual Retirement Savings and Investment Plan.
  10.6*         Washington Mutual Employee Service Award Plan.
  10.7**        Supplemental Employee's Retirement Plan for Salaried
                Employees of Washington Mutual.
  10.8**        Washington Mutual Supplemental Executive Retirement
                Accumulation Plan.
  10.9**        Deferred Compensation Plan for Directors and Certain Highly
                Compensated Employees.
  10.10**       Deferred Compensation Plan for Certain Highly Compensated
                Employees.
  10.11****     Employment Contract of Kerry K. Killinger.
  10.12****     Employment Contract for Executive Officers.
  10.13*        Lease Agreement between Third and University Limited
                Partnership and Washington Mutual Savings Bank, dated
                September 1, 1988.
  10.14         Agreement For Merger, dated July 21, 1996, as amended
                November 1, 1996, by and among Washington Mutual, Inc.,
                Keystone Holdings Partners, L.P., Keystone Holdings, Inc.,
                New American Holdings, Inc., New American Capital, Inc.,
                N.A. Capital Holdings, Inc. and American Savings Bank, F.A.
                (Incorporated by reference to the Washington Mutual, Inc.
                Current Report to the Securities and Exchange Commission on
                Form 8-K dated January 3, 1997. File No. 0-25188).
  10.15         Escrow Agreement, dated December 20, 1996, by and among
                Washington Mutual, Inc., Keystone Holdings Partners, L.P.,
                the Federal Deposit Insurance Corporation as manager of the
                FSLIC Resolution Fund, and The Bank of New York
                (Incorporated by reference to the Washington Mutual, Inc.
                Current Report to the Securities and Exchange Commission on
                Form 8-K dated January 3, 1997. File No. 0-25188).
  10.16         Registration Rights Agreement, dated July 21, 1996, by and among Washington Mutual, Inc., Keystone Holdings Partners,
                L.P., and the Federal Deposit Insurance Corporation as
                manager of the FSLIC Resolution Fund (Incorporated by
                reference to the Washington Mutual, Inc. Current Report to the Securities and Exchange Commission on Form 8-K dated
                January 3, 1997. File No. 0-25188).

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
  10.17         Agreement and Plan of Merger By and Among Washington Mutual,
                Inc., New American Capital, Inc., and Great Western
                Financial Corporation ("GWFC"), dated as of March 5, 1997
                (Incorporated by reference to Washington Mutual, Inc.
                Registration Statement on Form S-4 dated May 13, 1997,
                Registration no. 333-23221).
  10.18         The 1998 Stock Option and Incentive Plan (as amended
                effective July 26, 1994), (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended September 30,
                1994).
  10.19***      Amendment No. 1996-1 to the 1988 Stock Option and Incentive
                Plan, effective December 10, 1996.
  10.20         Form of Director Stock Option Agreement (Incorporated by
                reference to GWFC's Registration Statement on Form S-8
                Registration no. 33-21469 pertaining to GWFC's 1988 Stock
                Option and Incentive Plan).
  10.21         Form of Director Stock Option Agreement effective January 3,
                1994, (Incorporated by reference to GWFC's Annual Report to the Securities and Exchange Commission on Form 10-K for the
                fiscal year ended December 31, 1993).
  10.22         GWFC Directors' Deferred Compensation Plan (1992
                Restatement) (Incorporated by reference to GWFC's Annual
                Report to the Securities and Exchange Commission on Form 10-
                K for the fiscal year ended December 31, 1991).
  10.23         Amendment to GWFC Directors', Senior Officers' and basic
                Deferred Compensation Plans (1992 Restatement) (Incorporated
                by reference to GWFC's Annual Report to the Securities and
                Exchange Commission on form 10-K for the fiscal year ended
                December 31, 1994).
  10.24         Amendment No. 2 to Directors' Deferred Compensation Plan
                1992 Restatement. (Incorporated by reference to GWFC's
                Quarterly Report to the Securities and Exchange Commission
                on Form 10-Q for the quarter ended March 31, 1996).
  10.25***      Amendment No. 1996-2 to Directors' Deferred Compensation
                Plan, dated December 10, 1996.
  10.26         GWFC Umbrella Trust for Directors (Incorporated by reference to GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended March 31,
                1989).
  10.27***      Amendment No. 1996-1 to Umbrella Trust for Directors, dated
                December 16, 1996.
  10.28         Omnibus Amendment 1995-1 to the Umbrella Trusts replacing
                the Finance Committee of the Board of Directors with the
                Compensation Committee of the Board of Directors as
                administrator of the plans (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended June 30,
                1995.)
  10.29         Restated Retirement Plan for Directors (Incorporated by
                reference to GWFC's Quarterly Report to the Securities and
                Exchange Commission on Form 10-Q for the quarter ended June
                30, 1993.)
  10.30         Employee Home Loan Program (Incorporated by reference to
                GWFC's Quarterly Report to the Securities and Exchange
                Commission on Form 10-Q for the quarter ended June 30,
                1993.)
  10.31***      Amendment No. 1996-1 to Employee Home Loan Programs,
                effective December 10. 1996.
  10.32***      Omnibus Amendment 1997-1 amending the definition of change in control in the GWFC 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the GWFC Directors' Deferred
                Compensation Plan (1992 Restatement), as amended December
                10, 1996, the Umbrella Trust for Directors as amended
                December 10, 1996, and the Employee Home Loan Program
                (Revised and restated as of April 27, 1993), as Amended
                December 10, 1996.
  10.33****     Amended and Restated 364-Day Credit Agreement between the
                Registrant and The Chase Manhattan Bank as Administrative
                Agent.

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
  10.34****     Amended and Restated Four-Year Credit Agreement between the
                Registrant and The Chase Manhattan Bank as Administrative
                Agent.
  21****        List of Subsidiaries of the Registrant.
  23****        Consent of Deloitte & Touche LLP.
  23.1****      Consent of KPMG Peat Marwick LLP.
  23.2****      Consent of Price Waterhouse LLP.
  27.1          Financial Data Schedule.
  27.2          Financial Data Schedule.
  27.3          Financial Data Schedule.
  27.4          Financial Data Schedule.


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


****Filed as an exhibit to the Washington Mutual, Inc. Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, File No. 033-86840.