Form 10-Q
period 1998-03-31
WASHINGTON MUTUAL INC
filed 1998-05-15
CIK 933136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended March 31, 1998.

                                       or

[_] Transaction Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the transition period from _________________ to __________________.

                          Commission file number: 0-25188

                             WASHINGTON MUTUAL, INC.
               (Exact name of registrant as specified in its charter)


               WASHINGTON                                      91-1653725
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        1201 THIRD AVENUE, SEATTLE, WASHINGTON                     98101
       (Address of principal executive offices)                  (Zip Code)

                                 (206) 461-2000
              (Registrant's telephone number, including area code)


      (Former name, address and fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's classes of common stock as of April 30, 1998.


                           COMMON STOCK - 258,060,967

                             WASHINGTON MUTUAL, INC.
                  MARCH 31, 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                     Part I
       Item 1. Financial Statements
              Consolidated Statements of Income--
                Three months ended March 31, 1998 and March 31, 1997............................ 1
              Consolidated Statements of Financial Position--
                March 31, 1998 and December 31, 1997............................................ 2
              Consolidated Statements of Stockholders' Equity--
                Three months ended March 31, 1998 and March 31, 1997............................ 3
              Consolidated Statements of Cash Flows--
                Three months ended March 31, 1998 and March 31, 1997............................ 4
              Notes to the Consolidated Financial Statements.................................... 6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations
              General........................................................................... 8
              Results of Operations............................................................. 8
              Review of Financial Position......................................................13
              Asset Quality.....................................................................18
              Market Risk and Asset/Liability Management........................................22
              Liquidity.........................................................................23
              Capital Adequacy..................................................................24
              Impact of Recently Adopted Accounting Standards...................................24
              Subsequent Events.................................................................24

                                     Part II
       Item 1.  Legal Proceedings...............................................................25
       Item 6.  Exhibits and Reports on Form 8-K................................................25
                  (a)  Exhibits.................................................................25
                  (b)  Reports on Form 8-K......................................................25


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                        THREE MONTHS ENDED
                                                                   ---------------------------
                                                                     MARCH 31,       MARCH 31,
                                                                      1998            1997
                                                                   -----------     -----------
                                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans .......................................................    $ 1,357,305     $ 1,236,568
  Available-for-sale securities ...............................        206,095          71,395
  Held-to-maturity securities .................................        234,403         271,582
  Cash equivalents and other ..................................         28,849          35,871
                                                                   -----------     -----------
    Total interest income .....................................      1,826,652       1,615,416
INTEREST EXPENSE
  Deposits ....................................................        515,901         537,488
  Borrowings ..................................................        597,878         418,386
                                                                   -----------     -----------
    Total interest expense ....................................      1,113,779         955,874
                                                                   -----------     -----------
Net interest income ...........................................        712,873         659,542
Provision for loan losses .....................................         45,343          53,810
                                                                   -----------     -----------
Net interest income after provision for loan losses ...........        667,530         605,732
OTHER INCOME
   Depositor and other retail banking fees ....................         92,308          82,673
   Loan servicing fees ........................................         14,821          23,176
   Loan related income ........................................         15,125          12,508
   Securities fees and commissions ............................         38,582          36,381
   Insurance fees and commissions .............................         11,849          12,599
   Gain on sale of loans and leases ...........................         15,444           8,795
   Gain on sale of other assets ...............................          3,321           7,165
   Write down of loans securitized and retained ...............         (7,266)         (6,250)
   Other operating income .....................................          9,645          11,204
                                                                   -----------     -----------
     Total other income .......................................        193,829         188,251
OTHER EXPENSE
  Salaries and employee benefits ..............................        189,439         203,267
  Occupancy and equipment .....................................         72,296          80,584
  Telecommunications and outsourced information services ......         49,188          43,226
  Regulatory assessments ......................................          9,477           8,643
  Transaction-related expense .................................          8,650          33,721
  Amortization of intangible assets arising from acquisitions .         14,701          15,763
  Foreclosed asset expense ....................................            876           3,642
  Other operating expenses ....................................         97,591         106,250
                                                                   -----------     -----------
    Total other expense .......................................        442,218         495,096
                                                                   -----------     -----------
Income before income taxes ....................................        419,141         298,887
  Income taxes ................................................        158,469         114,803
 Provision for payments in lieu of taxes ......................          4,201           4,309
                                                                   -----------     -----------
NET INCOME ....................................................    $   256,471     $   179,775
                                                                   ===========     ===========
Net income attributable to common stock .......................    $   254,733     $   173,847
                                                                   ===========     ===========
Net income per common share:
  Basic .......................................................    $      1.02     $      0.72
  Diluted .....................................................           1.02            0.71


                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1998          1997
                                                                  -------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash ........................................................    $  1,037,192    $  1,285,222
Cash equivalents ............................................          27,015         275,668
Trading securities ..........................................         130,912          23,364
Available-for-sale securities,
     amortized cost $16,126,556 and $11,258,232..............      15,057,318      10,188,107
  Mortgage-backed securities ("MBS")
  Investment securities .....................................       1,189,932       1,185,815
Held-to-maturity securities,
     fair value $12,612,245 and $12,699,653
  MBS .......................................................      12,368,181      12,659,217
  Investment securities .....................................         124,375         120,397
Loans
  Loans held in portfolio ...................................      68,188,583      67,124,935
  Loans held for sale .......................................       1,286,547         685,716
  Reserve for loan losses ...................................        (673,172)       (670,494)
                                                                 ------------    ------------
    Total loans .............................................      68,801,958      67,140,157
Investment in Federal Home Loan Banks ("FHLBs") .............       1,103,629       1,059,491
Foreclosed assets ...........................................         198,597         205,272
Premises and equipment ......................................         966,237         937,198
Intangible assets arising from acquisitions .................         341,939         356,650
Mortgage servicing rights ...................................         221,695         215,360
Other assets ................................................       1,554,928       1,329,181
                                                                 ------------    ------------
    Total assets ............................................    $103,123,908     $96,981,099
                                                                 ============    ============
LIABILITIES
Deposits
  Checking accounts .........................................   $   8,382,782     $ 7,914,375
  Savings accounts and money market deposit accounts ........      15,404,138      14,940,045
  Time deposit accounts .....................................      27,526,132      28,131,597
                                                                 ------------    ------------
    Total deposits ..........................................      51,313,052      50,986,017
Federal funds purchased and commercial paper ................       4,208,718       2,928,282
Reverse repurchase agreements ...............................      14,414,500      12,279,040
Advances from FHLBs .........................................      20,858,731      20,301,963
Trust preferred securities ..................................         800,000         800,000
Other borrowings ............................................       2,714,490       2,689,362
Other liabilities ...........................................       3,377,418       1,687,364
                                                                 ------------    ------------
  Total liabilities .........................................      97,686,909      91,672,028
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 shares authorized
  1,970,000 and 4,722,500 shares issued and outstanding,
  liquidation preference ....................................          49,250         118,063
Common stock, no par value: 800,000,000 shares authorized --
  257,887,741 and 257,560,018 shares issued and outstanding .             ---             ---
Capital surplus - common stock ..............................       1,957,552       1,943,294
Accumulated other comprehensive income ......................         137,128         134,610
Retained earnings ...........................................       3,293,069       3,113,104
                                                                 ------------    ------------
    Total stockholders' equity ..............................       5,436,999       5,309,071
                                                                 ------------    ------------
    Total liabilities and stockholders' equity ..............    $103,123,908     $96,981,099
                                                                 ============    ============

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ---------------------------
                                                                MARCH 31,       MARCH 31,
                                                                 1998             1997
                                                              -----------     -----------
                                                                  (DOLLARS IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of period ...........................    $   118,063     $   283,063
  Redemption of Preferred Stock, Series C.................        (68,813)             --
                                                              -----------     -----------
 Balance, end of period ..................................         49,250         283,063

CAPITAL SURPLUS - COMMON STOCK
  Balance, beginning of period ...........................      1,943,294       1,664,870
  Common stock issued through stock options, restricted
    stock grants and employee stock plans, including tax
    benefits...............................................        14,186          32,806
  Common stock issued under dividend reinvestment plan ...             72             847
  Common stock repurchased ...............................             --         (32,008)
                                                              -----------     -----------
  Balance, end of period .................................      1,957,552       1,666,515

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period ...........................        134,610         118,625
  Other comprehensive income .............................          2,518         (89,764)
                                                              -----------     -----------
  Balance, end of period .................................        137,128          28,861

RETAINED EARNINGS
  Balance, beginning of period ...........................      3,113,104       2,926,530
  Net income .............................................        256,471         179,775
  Cash dividends declared on preferred stock .............         (1,738)         (5,928)
  Cash dividends declared on common stock ................        (74,768)        (65,819)
                                                              -----------     -----------
  Balance, end of period .................................      3,293,069       3,034,558
                                                              -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY ............................    $ 5,436,999     $ 5,012,997
                                                              ===========     ===========

                                                                     THREE MONTHS ENDED
                                                              -----------------------------
                                                                MARCH 31,         MARCH 31,
                                                                  1998              1997
                                                              -----------      ------------
                                                             (NUMBER OF SHARES IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of period ........................           4,723            5,383
  Redemption of Preferred Stock, Series C .............          (2,753)              --
                                                               --------         --------
  Balance, end of period ..............................           1,970            5,383
                                                               ========         ========

COMMON STOCK
  Balance, beginning of period ........................         257,560          250,231
  Common stock issued through stock options, restricted
     stock grants and employee stock plans, including
     tax benefits .....................................             327              995
  Common stock issued under dividend reinvestment plan                1               20
  Common stock acquired ...............................              --             (901)
                                                               --------         --------
  Balance, end of period ..............................         257,888          250,345
                                                               ========         ========


                 See Notes to Consolidated Financial Statements

                     WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                       ---------------------------
                                                                         MARCH 31,      MARCH 31,
                                                                           1998          1997
                                                                       -----------     -----------
                                                                          (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................................    $   256,471     $   179,775
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provisions for loan losses ....................................         45,343          53,810
    (Gain) on sale of loans and leases ............................        (15,444)         (8,795)
    (Gain) on sale of other assets ................................         (3,321)         (7,165)
    Depreciation and amortization .................................         34,524          43,441
    Stock dividends from FHLBs ....................................        (17,709)        (13,263)
    Write downs of loans securitized and retained .................          7,266           6,250
    (Increase) in trading securities ..............................             --          (1,157)
    Originations of loans held for sale ...........................     (3,026,777)     (1,071,240)
    Sales of loans held for sale ..................................      2,441,390         988,798
    (Increase) in other assets ....................................       (229,532)       (125,236)
    (Decrease) increase in other liabilities ......................       (126,001)        160,499
                                                                       -----------     -----------
       Net cash (used) provided by operating activities ...........       (633,790)        205,717

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities ........................     (5,662,666)       (959,594)
Principal payments and maturities of available-for-sale securities       2,278,426         475,304
Sales of available-for-sale securities ............................        296,661         882,548
Purchases of held-to-maturity securities ..........................         (4,110)         (3,386)
Principal payments and maturities of held-to-maturity securities ..        428,258         120,893
Sales of loans ....................................................          8,482           9,515
Originations of loans, net of principal payments ..................     (1,442,490)     (2,414,181)
Proceeds from sale of foreclosed assets ...........................         89,736         137,511
Purchases of premises and equipment, net...........................        (48,956)         (6,389)
                                                                       -----------     -----------
       Net cash (used) by investing activities ....................     (4,056,659)     (1,757,779)


                     WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                    -----------------------------
                                                                       MARCH 31,     MARCH 31,
                                                                         1998          1997
                                                                    ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in deposits ...............................    $    327,035     $   (210,090)
 (Decrease) in annuities .......................................              --             (216)
 Increase in federal funds purchased and commercial paper ......       1,280,436          363,436
 Increase (decrease) in short-term reverse repurchase agreements       2,005,890         (908,735)
 Proceeds from long-term reverse repurchase agreements .........         603,243        1,356,254
 Repayments of long-term reverse repurchase agreements .........        (473,673)        (435,834)
 Proceeds from FHLB advances ...................................      15,380,261       11,270,989
 Repayments of FHLB advances ...................................     (14,823,493)     (10,080,753)
 Proceeds from trust preferred securities ......................              --          300,000
 Proceeds (repayments) from other borrowings ...................          25,128         (275,513)
 Common stock repurchase .......................................              --          (32,008)
 Common stock issued ...........................................          14,258           33,653
 Redemption of preferred stock .................................         (68,813)              --
 Cash dividends paid ...........................................         (76,506)         (71,747)
                                                                    ------------     ------------
 Net cash provided by financing activities .....................       4,193,766        1,309,436
                                                                    ------------     ------------
 (Decrease) in cash and cash equivalents .......................        (496,683)        (242,626)
 Cash and cash equivalents, beginning of period ................       1,560,890        1,665,355
                                                                    ------------     ------------
 Cash and cash equivalents, end of period ......................    $  1,064,207     $  1,422,729
                                                                    ============     ============

 NONCASH INVESTING ACTIVITIES
 Loans exchanged for MBS .......................................    $    137,090     $     66,862
 Loans exchanged for trading securities ........................         107,544               --
 Real estate acquired through foreclosure ......................          97,351          108,321
 Loans originated to facilitate the sale of foreclosed assets ..          14,290           20,938
 Loans originated to refinance existing loans ..................       1,407,683          288,624

CASH PAID DURING THE PERIOD FOR
 Interest on deposits ..........................................         508,571          525,238
 Interest on borrowings ........................................         588,992          436,598
 Income taxes ..................................................          66,033              957

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: EARNINGS PER SHARE ("EPS")

        Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Information used to calculate EPS was as follows:

                                                              Three Months Ended
                                  ------------------------------------------------------------------------
                                             March 31, 1998                        March 31, 1997
                                  ---------------------------------     ----------------------------------
                                                              Per                                    Per
                                    Income       Shares      Share         Income      Shares       Share
                                  (numerator) (denominator) Amounts      (numerator) (denominator) Amounts
                                  ----------  ------------  -------      ----------  ------------  -------
                                               (dollars in thousands, except per share amounts)
Basic EPS:
  Net income....................    $256,471                             $179,775
  Less: preferred stock dividends     (1,738)                              (5,928)
                                    --------                             --------
  Income available to common
     shareholders...............     254,733   249,708,312   $1.02        173,847   241,876,355    $0.72
Diluted EPS:
  Effect of dilutive securities:
     Stock options..............                 1,017,031                            3,307,817
                                    --------   -----------               --------   -----------
  Income available to common
    shareholders and assumed
    conversions.................    $254,733   250,725,343   $1.02       $173,847   245,184,172    $0.71
                                    ========   ===========               =========  ===========


NOTE 2: COMPREHENSIVE INCOME

        Washington Mutual, Inc. ("Washington Mutual" or the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three months ended March 31, 1998 and 1997, the Company's comprehensive income was as follows:

                                                          Three Months Ended
                                                  ----------------------------------
                                                   March 31, 1998     March 31, 1997
                                                  --------------      --------------
                                                          (dollars in thousands)
                  Net income..................       $256,471            $179,775
                  Other comprehensive income..          2,518             (89,764)
                                                     --------           ---------
                    Total comprehensive income       $258,989           $  90,011
                                                     ========           =========


NOTE 3: THE AHMANSON MERGER

        On March 17, 1998, Washington Mutual and H.F. Ahmanson & Company ("Ahmanson") announced the signing of a definitive merger agreement that would create the nation's seventh-largest banking institution, based on total 1997 year-end assets of approximately $150 billion. Under the agreement, each share of Ahmanson stock is to be exchanged for 1.12 shares of Washington Mutual common stock. Subsequent to the signing of the agreement, the Company declared a 3-for-2 stock split. When such stock split becomes effective, each share of Ahmanson common stock will convert into the right to receive 1.68 shares of Washington Mutual common stock. The Ahmanson merger is expected to be accounted for as a pooling of interests.

NOTE 4: STOCK SPLIT

        On April 20, 1998, the Company's Board of Directors declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on June 1, 1998 to shareholders of record as of May 18, 1998.

NOTE 5: SEGMENT REPORTING

        SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted on January 1, 1998, and did not impact the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

GENERAL

        Washington Mutual, Inc. ("Washington Mutual," "WMI" or the "Company") is a financial services company committed to serving consumers and small and mid-sized businesses. The Company's banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, make residential loans, consumer loans, and commercial real estate loans (primarily loans secured by multi-family properties) and engage in certain commercial banking activities. The Company's consumer finance operations provide real estate secured loans, direct installment loans and related credit insurance services and purchase retail installment contracts. Washington Mutual also markets annuities and other insurance products, offers full service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

        The Keystone Transaction. In December 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into Washington Mutual (the "Keystone Transaction") and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company.

        The Great Western Merger. On July 1, 1997, Great Western Financial Corporation ("GWFC") merged with and into New American Capital, Inc. ("NACI"), a wholly-owned subsidiary of the Company (the "Great Western Merger"), and all of the subsidiaries of GWFC, including Great Western Bank, a Federal Savings Bank ("GWB") and Aristar, Inc. ("Aristar") became subsidiaries of NACI. On October 1, 1997, GWB was merged with and into ASB; simultaneously the name of ASB was changed to Washington Mutual Bank, FA.

        The Ahmanson Merger. On March 17, 1998, Washington Mutual and H.F. Ahmanson & Company ("Ahmanson") announced the signing of a definitive merger agreement that would create the nation's seventh-largest banking institution, based on total 1997 year-end assets of approximately $150 billion. Under the agreement each share of Ahmanson stock is to be exchanged for 1.12 shares of Washington Mutual common stock. Subsequent to the signing of the agreement, the Company declared a 3-for-2 stock split. When such stock split becomes effective, each share of Ahmanson common stock will convert into the right to receive 1.68 shares of Washington Mutual common stock. The Ahmanson merger is expected to be accounted for as a pooling of interests.

        The merger, which requires regulatory approval and the approval of both companies' shareholders, is expected to close during the latter part of 1998. Special meetings for the shareholders of both companies to consider the transaction are expected to be held in the third quarter of 1998. The Company expects to merge Ahmanson's subsidiary, Home Savings of America, FSB, into WMBFA.


RESULTS OF OPERATIONS

        Overview. The Company's net income for first quarter 1998 was $256.5 million compared with $179.8 million for first quarter 1997. The Company's net income for first quarter 1998 was reduced by pretax charges of $8.7 million for transaction-related expenses in connection with the Great Western Merger. The Company's first quarter 1997 net income was reduced by pretax charges of $33.7 million in transaction-related expense related to the Great Western Merger.

        Net Interest Income. Net interest income for the first quarter of 1998 was $712.9 million, an increase from $659.5 million in the first quarter of 1997. The net interest margin for the first quarter of 1998 was 2.96% compared with 3.08% in the first quarter of 1997. (The net interest margin measures the Company's annualized net interest income as a percentage of average earning assets.)

        The first quarter 1998 increase in net interest income was due to a 13% rise in average earning assets to $94.93 billion from $84.21 billion in the first quarter of 1997, which more than offset the decline in the net interest spread to 2.78% in first quarter 1998 from 2.91% in first quarter 1997. (The net interest spread is the difference between the Company's yield on assets and its cost of funds.) To a certain extent, the Company's net interest spread is affected by changes in the yield curve. During the first quarter of 1998, the difference between the yield on a three month U.S. Treasury bill and a 10-year U.S. government note averaged 53 basis points compared with 160 basis points for the same period a year earlier.

        Selected average financial balances and the net interest spread and margin were as follows:

                                                        Three Months Ended
                                                    ----------------------------
                                                     March 31,       March 31,
                                                        1998           1997
                                                    -----------      -----------
                                                       (dollars in thousands)
          Selected Average Balances:
            Loans ..............................    $68,217,014      $62,674,428
            Investments ........................     26,708,295       21,538,930
                                                    -----------      -----------
              Total interest earning assets ....     94,925,309       84,213,358

            Deposits ...........................     50,769,603       52,363,008
            Borrowings .........................     40,733,951       28,853,943
                                                    -----------      -----------
              Total interest bearing liabilities     91,503,554       81,216,951

            Total assets .......................     98,880,487       86,879,354
            Stockholders' equity ...............      5,349,788        5,004,857




        Net Interest Spread:
          Yield on loans ......................         7.98%      7.91%
          Yield on investments ................         7.03       7.04

            Combined yield on earning assets...         7.71       7.68

          Cost of deposits ....................         4.12       4.16
          Cost of borrowings ..................         5.95       5.88

            Combined cost of funds ............         4.93       4.77

          Net interest spread .................         2.78       2.91
          Net interest margin .................         2.96       3.08

        Other Income. Other income was $193.8 million for first quarter 1998 compared with other income of $188.3 million for first quarter 1997.

        Other income consisted of the following:

                                                                                  Three Months Ended
                                                                              --------------------------
                                                                               March 31,       March 31,
                                                                                1998            1997
                                                                              ---------       ---------
                                                                                (dollars in thousands)
          Depositor and other retail banking fees:
            Checking account and money market deposit accounts ("MMDAs")
              charges...................................................      $  77,656       $  65,920
            ATM transaction fees .......................................          5,576           6,436
            Other ......................................................          9,076          10,317
                                                                              ---------       ---------
              Total depositor and other retail banking fees ............         92,308          82,673
          Loan servicing fees ..........................................         14,821          23,176
          Loan related income ..........................................         15,125          12,508
          Securities fees and commissions ..............................         38,582          36,381
          Insurance fees and commissions ...............................         11,849          12,599
          Gain on sale of loans and leases:
            Gain on sale of mortgage loans .............................         15,277           7,253
            Gain on sale of student loans ..............................            167             827
            Gain on sale of leases .....................................             --             715
                                                                              ---------       ---------
              Total gain on sale of loans and leases ...................         15,444           8,795
          Gain on sale of other assets:
            Gain (loss) on sale of premises and equipment ..............            (94)          6,840
            Gain on sale of available-for-sale securities ..............          3,415             233
            Gain on sale of trading securities .........................             --              92
                                                                              ---------       ---------
              Total gain on sale of other assets .......................          3,321           7,165
          Write down of loans securitized and retained .................         (7,266)         (6,250)
          Other operating income .......................................          9,645          11,204
                                                                              ---------       ---------
              Total other income .......................................      $ 193,829       $ 188,251
                                                                              =========       =========

        Depositor and other retail banking fees of $92.3 million for the three months ended March 31, 1998 increased from $82.7 million for the three months ended March 31, 1997. The increase reflected an expanded collection of nonsufficient funds ("NSF") charges and overdraft protection charges on checking accounts and MMDAs and an increase in the number of checking accounts.

        The growth in depositor and other retail banking fees has been offset somewhat by deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. Management closely monitors the amount of such losses incurred.

        Loan servicing fees of $14.8 million declined 36% from $23.2 million in the first quarter of 1997. The decline reflected an increase in the amortization of mortgage servicing rights by approximately $5.0 million during the first quarter of 1998 compared with the first quarter of 1997. The increased amortization was due to the higher rate of prepayment in the loan servicing portfolio.

        For the first quarter of 1998, the Company had a net gain on the sale of loans and leases of $15.4 million compared with $8.8 million for the quarter ended March 31, 1997. Due to the increase in fixed-rate loan production resulting from the relatively low interest rate environment, the Company sold $2.31 billion of fixed-rate single family residential ("SFR") loans.

        Included in the gain on sale of premises and equipment for first quarter 1997 was the $4.2 million gain associated with the sale of branch premises at GWB.

        Impairment charge offs on mortgage-backed securities ("MBS") are reported in the line item -- Write down of loans securitized and retained -- as a charge to earnings in other income. Write downs on loans securitized and retained were $7.3 million for first quarter 1998 up from $6.3 million for the quarter ended March 31, 1997. The increase in write-downs was due to an increase in the size of the MBS with recourse portfolio.

        Other Expense. Other expense for first quarter 1998 totaled $442.2 million compared with $495.1 million for first quarter 1997.

        Other expense consisted of the following:

                                                                            Three Months Ended
                                                                         -------------------------
                                                                          March 31,    March 31,
                                                                            1998          1997
                                                                         ------------  -----------
                                                                          (dollars in thousands)
         Salaries and employee benefits...............................     $189,439      $203,267
         Occupancy and equipment:
           Premises and equipment.....................................       53,940        59,246
           Data processing............................................       18,356        21,338
                                                                          ---------     ---------
             Total occupancy and equipment............................       72,296        80,584
         Telecommunications and outsourced information services.......       49,188        43,226
         Regulatory assessments.......................................        9,477         8,643
         Transaction-related expense..................................        8,650        33,721
         Amortization of intangible assets arising from acquisitions..       14,701        15,763
         Foreclosed asset expense.....................................          876         3,642
         Other operating expenses:
           Advertising and promotion..................................       20,517        16,392
           Postage....................................................       12,702        12,339
           Operating losses and settlements...........................       11,662        13,627
           Professional fees..........................................        7,943        14,546
           Office supplies............................................        4,925         5,114
           Other......................................................       39,842        44,232
                                                                         ----------     ---------
             Total other operating expenses...........................       97,591       106,250
                                                                         ----------     ---------
             Total other expense......................................     $442,218      $495,096
                                                                           ========      ========

           As a result of the Great Western Merger, the Company recorded transaction-related expense of $8.7 million for first quarter 1998 and $33.7 million for first quarter 1997. For first quarter 1998, the majority of the charges were for one time nonrecurring incremental costs associated with combining entities, which are being expensed as incurred. These charges were partially offset by a pre-tax reduction of $8.3 million in the estimate of contract exit fees. For first quarter 1997, the majority of transaction-related expense were for various investment banking and legal fees.

        Salaries and employee benefits decreased to $189.4 million for the first quarter of 1998 from $203.3 million for the first quarter of 1997. Full-time equivalent employees ("FTE") were 19,207 at March 31, 1998 compared with 20,149 at March 31, 1997. The decrease in FTEs was primarily due to employee separations in connection with the Great Western Merger and the restructuring plan at GWFC. However, this decrease was mitigated by increasing staffing levels throughout the Company to support its growth.

        The Company expected total staff reductions related to the Keystone Transaction and the Great Western Merger (inclusive of the GWFC restructuring plan) of approximately 2,850. As of March 31, 1998, approximately 2,050 employee separations had occurred under these plans.

        Prior to the proposed Ahmanson merger, offices used by the Company on the Chatsworth campus were being consolidated in order to make more efficient use of building space. The Company had anticipated that approximately 565,000 square feet, located predominately in six buildings, would become available for sub-leasing to third parties. However, as a result of the proposed Ahmanson merger, it is now anticipated that the Chatsworth Campus will be utilized by the Company.

        Reconciliation of the transaction-related expense and accrual activity during 1998 was as follows:

                                             1998 Activity                     Three Months
                         December 31, 1997      Charged     March 31, 1998        Ended
                              Accrued           Against        Accrued        March 31, 1998
                              Balance           Accrual        Balance         Period Costs
                         -----------------   -------------   ------------     ----------------
                                                (dollars in thousands)
Severance.............        $ 93,104          $(21,792)       $ 71,312       $   --
Premises..............          57,304            (3,552)         53,752           --
Legal, underwriting
  and other direct
  transaction costs....            742              (271)            471           --
Contract cancellation
  costs...............          33,699           (10,060)         23,639        (7,190)
Other.................          11,243            (3,540)          7,703        15,840
                              --------          ---------       --------       -------
    Total.............        $196,092          $(39,215)       $156,877       $ 8,650
                              ========          =========       ========       =======

        Year 2000. Washington Mutual is implementing a program to test and document the readiness of its electronic systems, programs and processes to recognize properly the year 2000. While the Company does not believe that the process of making its systems, programs and processes ready for year 2000 will result in a material cost, it is expected that a substantial amount of management and staff time will be required on the year 2000 project. In addition, the Federal Financial Institutions Examinations Council (the "FFIEC") issues periodic guidelines that clarify federal regulatory requirements for the testing and documentation of the readiness of an insured depository institution's electronic systems, programs and processes to recognize properly the year 2000. The FFIEC has recently published guidelines that require additional date testing of systems, programs and processes. These recent guidelines will cause the Company to perform additional work and incur additional expense in order to be in complete compliance with regulatory requirements. There can be no assurance that such recent guidelines will not require additional work or cause the Company to incur additional expenses beyond those that are currently contemplated by Washington Mutual or delay the completion of Washington Mutual's Year 2000 preparations. In addition, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of Washington Mutual's Year 2000 preparations. No assurance can be given that the completion of the year 2000 project will proceed as anticipated or that the results of operations of the Company will not be adversely affected by difficulties and delays in these projects.

        Taxation. Income taxes include federal and applicable state income taxes. The provision for income taxes was $162.7 million for the first quarter 1998, which represented an effective tax rate of 38.81% as compared with a 39.85% effective tax rate for first quarter 1997.

        Consumer Finance Operations. During first quarter 1998, the consumer finance line of business had net income of $12.3 million, up from $10.7 million in first quarter 1997. Contributing to the improvement was a 5% increase in the loan portfolio and the corresponding increase in interest income. Nonperforming assets were slightly higher in the first quarter 1998, compared with the first quarter 1997, but showed an improvement from year-end 1997. The increase in charge offs and loan loss provision reflected, in part, the growth of the loan portfolio and a continued high level of personal bankruptcies. The loan loss provision increased to $18.0 million in first quarter of 1998 from $15.4 million in first quarter of 1997.

                                                                      Three Months Ended
                                                                   ------------------------
                                                                    March 31,      March 31,
                                                                     1998            1997
                                                                    --------       --------
                                                                     (dollars in thousands)
         Consumer finance operations:
           Net interest income.................................      $68,142        $61,828
           Provision for loan losses...........................       18,000         15,400
           Other income........................................       10,462          9,971
           Other expense.......................................       40,110         38,569
                                                                     -------        -------
           Net income before income taxes......................       20,494         17,830
           Income taxes........................................        8,200          7,100
                                                                     -------        -------
             Net income........................................      $12,294        $10,730
                                                                     =======        =======

REVIEW OF FINANCIAL POSITION

        Assets. At March 31, 1998, the Company's assets were $103.12 billion, an increase of 6% from $96.98 billion at December 31, 1997. Most of the growth during the first quarter of 1998 resulted from the purchase of agency MBS in the secondary market. The Company's loan portfolio grew only slightly as first quarter 1998 loan originations were offset by principal paydowns and sales. It is the Company's current practice to sell the majority of its fixed-rate loan production.

        Interest-earning assets. The Company's interest-earning assets consisted of the following:

                                                  March 31,         December 31,
                                                   1998               1997
                                                ------------       ------------
                                                     (dollars in thousands)
          Cash equivalents ...............      $     27,015       $    275,668
          Securities:
            Trading securities ...........           130,912             23,364
            Available-for-sale securities:
              MBS ........................        15,057,318         10,188,107
              Investment securities ......         1,189,932          1,185,815
            Held-to-maturity securities:
              MBS ........................        12,368,181         12,659,217
              Investment securities ......           124,375            120,397
                                                ------------       ------------
                                                  28,870,718         24,176,900
          Loans:
            Loans held in portfolio ......        68,188,583         67,124,935
            Loans held for sale ..........         1,286,547            685,716
            Reserve for loan losses ......          (673,172)          (670,494)
                                                ------------       ------------
                                                  68,801,958         67,140,157
          Investment in FHLBs ............         1,103,629          1,059,491
                                                ------------       ------------
                                                $ 98,803,320       $ 92,652,216
                                                ============       ============

        Securities. The Company's trading, available-for-sale and held-to-maturity securities consisted of the following (at carrying value):

                                                                  March 31,        December 31,
                                                                    1998              1997
                                                                -----------        -----------
                                                                     (dollars in thousands)
         Agency MBS.......................................      $25,224,625        $20,781,456
         Private-issue MBS................................        2,328,736          2,088,248
         U.S. government and agency securities  ..........          550,940            530,566
         Corporate debt securities........................          471,979            478,823
         Municipal securities.............................          104,129            100,150
         Equity securities................................          191,245            196,673
                                                                -----------        -----------
                                                                 28,871,654         24,175,916
         Derivative instruments...........................            (936)                984
                                                                -----------        -----------
                                                                $28,870,718        $24,176,900
                                                                ===========        ===========

        The Company's securities portfolio increased by $4.69 billion during the first three months of 1998 due to the purchase of agency MBS in the secondary market. The majority of these purchases were placed in the available-for-sale portfolio. Securities classified as trading increased by $107.5 million due to securitization of loans, which were subsequently sold in second quarter of 1998.

        At March 31, 1998, 87% of MBS in the Company's securities portfolio were adjustable rate. Of the securities indexed to an adjustable rate, 73% were indexed to the Cost of Funds Index ("COFI") of the Eleventh District Federal Home Loan Bank ("FHLB"), 20% to U.S. Treasury indices, and 7% to LIBOR. The remaining 13% of MBS were fixed rate.

        Loans. Total loans (exclusive of the reserve for loan losses) at March 31, 1998 were $69.48 billion, up from $67.81 billion at December 31, 1997. Changes in the loan balances are primarily driven by originations of new loans, prepayments of existing loans, scheduled repayments of principal, loan securitizations and sales.

        Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                                March 31,     December 31,
                                                                   1998           1997
                                                                -----------   -----------
                                                                  (dollars in thousands)
         Loans:
           Real estate loans:
             SFR............................................    $54,876,334   $53,431,451
             SFR construction...............................        874,108       877,449
             Apartment buildings............................      4,169,206     4,187,580
             Other commercial real estate...................      2,381,430     2,425,961
                                                                -----------   -----------
                                                                 62,301,078    60,922,441
           Manufactured housing, second mortgage and
             other consumer.................................      4,097,491     3,806,337
           Consumer finance.................................      2,271,688     2,309,407
           Commercial business..............................       804,873        772,466
                                                                -----------   -----------
                                                                $69,475,130   $67,810,651
                                                                ===========   ===========
         Loans as a percentage of total loans
          (exclusive of the reserve for loans losses):
           SFR..............................................             79%           79%
           SFR construction.................................              1             1
           Apartment buildings..............................              6             6
           Other commercial real estate.....................              3             4
           Manufactured housing, second mortgage and other
             consumer......................................               7             6
           Consumer finance.................................              3             3
           Commercial business..............................              1             1
                                                                        ---           ---
                                                                        100%          100%
                                                                        ===           ===

        Real estate loans by product type were as follows:

                                                                   March 31, 1998               December 31, 1997
                                                              -------------------------  -----------------------------
                                                                           Percent of                      Percent of
                                                                           Total Real                      Total Real
                                                               Amount     Estate Loans         Amount     Estate Loans
                                                            -----------   -------------     ------------  ------------
                                                                               (dollars in thousands)
         Short-term adjustable-rate mortgages ("ARMSs"):
           COFI.........................................    $30,856,139        50%          $32,108,461        53%
           MTA..........................................      2,273,204         4             1,602,123         3
           CMT..........................................      3,644,600         6             3,800,156         6
           Other........................................      4,516,731         7             4,553,499         7
                                                            -----------       ---           -----------       ---
                                                             41,290,674        67            42,064,239        69
         Medium-term ARMs:
           CMT..........................................      4,153,825         6             4,135,947         7
           COFI.........................................      1,141,788         2             1,244,357         2
           MTA..........................................      3,688,721         6             2,880,587         5
                                                            -----------       ---           -----------       ---
                                                              8,984,334        14             8,260,891        14
         Fixed-rate mortgages...........................     12,026,070        19            10,597,311        17
                                                            -----------       ---           -----------       ---
                                                            $62,301,078       100%          $60,922,441       100%
                                                            ===========       ===           ===========       ===

         Number of real estate loans....................        517,093                         513,417


        Short-term ARMs reprice within a year or less. Medium-term ARMs have an initial fixed rate for more than one year and then convert to short-term ARMs.

        Loan originations were as follows:

                                                                  Three Months Ended
                                                             ----------------------------
                                                              March 31,        March 31,
                                                                1998             1997
                                                             ----------        ----------
                                                                 (dollars in thousands)
         Real estate loans:
         SFR:
           Adjustable rate................................   $2,962,108        $2,631,727
           Fixed rate.....................................    3,964,732         1,369,450
                                                             ----------        ----------
                                                              6,926,840         4,001,177
         SFR construction:
           Custom.........................................      152,721           168,342
           Builder........................................      149,482           157,169
         Apartment buildings..............................      123,061           134,589
         Other commercial real estate.....................       99,606            86,400
                                                             ----------        ----------
                                                                524,870           546,500
         Manufactured housing.............................       55,510            62,885
         Second mortgage and other consumer...............      391,268           376,814
         Consumer finance.................................      513,621           463,914
         Commercial business..............................      212,930           148,404
                                                             ----------        ----------
                                                              1,173,329         1,052,017
                                                             ----------        ----------
                                                             $8,625,039        $5,599,694
                                                             ==========        ==========

        SFR originations by product type were as follows:

                                                          Three Months Ended
                                                            March 31, 1998
                                            ---------------------------------------------
                                                                 Percent          Percent
                                                                   of               of
                                                Amount          Category           Total
                                              ----------        ---------         -------
                                                           (dollars in thousands)
         Short-term ARMs:
           MTA..........................     $   908,333            65%              13%
           COFI.........................         323,021            23                5
           CMT..........................         133,551            10                2
           Other........................          23,434             2               --
                                              ----------           ---              ---
                                               1,388,339           100%              20
                                                                   ===
         Medium-term ARMs:
           MTA..........................       1,002,951            64%              14
           CMT..........................         388,416            25                6
           Other........................         182,402            11                3
                                              ----------           ---              ---
                                               1,573,769           100%              23
                                                                   ===
         Fixed-rate mortgages...........       3,964,732                             57
                                              ----------                            ---
                                              $6,926,840                            100%
                                              ==========                            ===


        The strong housing market and attractive interest rates led to record loan production which included a significant amount of refinance activity during first quarter 1998. As a result of borrower preference for fixed-rate mortgages, fixed-rate loan production accounted for 57% of total SFR originations in first quarter 1998 compared with 34% in first quarter 1997.

        Interest-bearing liabilities. The Company uses customer deposits and wholesale borrowings to fund its operations. Due to increased market competition for customer deposits, the Company has increasingly relied on wholesale borrowings to fund its asset growth.

        Deposits. Total deposits were $51.31 billion at March 31, 1998, up from $50.99 billion at December 31, 1997.

        Deposits consisted of the following:

                                                              March 31,      December 31,
                                                                 1998          1997
                                                             -------------  ------------
                                                               (dollars in thousands)
         Checking accounts:..............................
           Interest bearing..............................    $  4,372,614    $4,380,133
           Noninterest bearing...........................       4,010,168     3,534,242
                                                              -----------   -----------
                                                                8,382,782     7,914,375
         Savings accounts................................       3,359,470     3,267,732
         MMDAs...........................................      12,044,668    11,672,313
         Time deposit accounts:
           Due within one year...........................      23,501,379    23,411,811
           After one but within two years................       2,439,377     2,746,532
           After two but within three years..............         543,696       879,090
           After three but within four years.............         566,433       546,680
           After four but within five years..............         393,093       462,110
           After five years..............................          82,154        85,374
                                                              -----------   -----------
                                                               27,526,132    28,131,597
                                                              -----------   -----------
                                                              $51,313,052   $50,986,017
                                                              ===========   ===========

        Time deposit accounts in amounts of $100,000 or more totaled $6.08 billion at March 31, 1998 and $5.74 billion at December 31, 1997. At March 31, 1998, $1.98 billion of these deposits mature within three months, $1.42 billion mature in three to six months, $1.77 billion mature in six months to one year, and $912.0 million mature after one year.

        The absence of significant growth in deposits reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. While time deposit accounts have declined as a percentage of total deposits, MMDAs and checking accounts have increased as a percentage of total deposits. These latter two products have the benefit of lower interest costs compared with time deposit accounts. Even though MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding.

        While the vast majority of its deposits are retail in nature, the Company does engage in certain wholesale activities, primarily accepting time deposits from political subdivisions and public agencies. The Company considers wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management's decisions as to the most economic funding sources.

        Borrowings. The Company's borrowings primarily take the form of federal funds purchased, commercial paper, reverse repurchase agreements and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

        Borrowings consisted of the following:

                                                                March 31,     December 31,
                                                                  1998            1997
                                                               ------------  -------------
                                                                 (dollars in thousands)
         Federal funds purchased and commercial paper ....     $ 4,208,718   $ 2,928,282
         Reverse repurchase agreements....................      14,414,500    12,279,040
         Advances from FHLBs..............................      20,858,731    20,301,963
         Trust preferred securities.......................         800,000       800,000
         Other borrowings.................................       2,714,490     2,689,362
                                                               -----------   -----------
                                                               $42,996,439   $38,998,647
                                                               ===========   ===========

        The following summarizes borrowings by date of maturity as of March 31, 1998:

                                                               Due within       After one
                                                                one year           year           Total
                                                              -------------    ------------    -----------
                                                                          (dollars in thousands)
         Federal funds purchased and commercial paper....      $ 4,208,718     $        --     $ 4,208,718
         Reverse repurchase agreements...................        8,465,412       5,949,088      14,414,500
         Advances from FHLBs.............................        6,047,000      14,811,731      20,858,731
         Trust preferred securities......................               --         800,000         800,000
         Other borrowings................................          734,758       1,979,732       2,714,490
                                                               -----------     -----------      ----------
                                                               $19,455,888     $23,540,551     $42,996,439
                                                               ===========     ===========     ===========

        To fund the growth in mortgage lending and the purchase of agency MBS on the secondary market, the Company utilized wholesale borrowings which resulted in an increase of $4.00 billion in borrowing at March 31, 1998 compared with December 31, 1997. Specifically, due to relative pricing advantages, the Company increased its borrowings primarily through the use of reverse repurchase agreements and federal funds during the quarter.

ASSET QUALITY

        Provision for Loan Losses and Reserve for Loan Losses. The provision for loan losses is based upon management's estimate of the amount necessary to maintain an adequate reserve for loan losses inherent in the Company's loan portfolio. The Company's determination of the level of the reserve and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including current and anticipated economic conditions, the underlying quality of the loan portfolio, prior loan loss experience, the Company's credit administration and asset management philosophy and procedures, and the regulatory examination process. The Company has an Officer's Loan Committee ("OLC") that reports to the Board of Directors and continuously reviews loan quality. The Company also has its internal staff regularly review the classification of commercial loans and report such classifications to the OLC. These reviews assist management in establishing reserve levels. Examinations by the Company's primary regulators generally occur annually and target various activities of the Company, including specific segments of the loan portfolio. As a result of the Company's analysis discussed above, the Company's reserve and provision declined from $688.0 million and $53.8 million in first quarter 1997 to $673.2 million and $45.3 million in first quarter 1998.

        Changes in the reserve for loan losses were as follows:

                                                      Three Months Ended
                                                    ------------------------
                                                    March 31,      March 31,
                                                      1998          1997
                                                    --------       --------
                                                   (dollars in thousands)
         Balance, beginning of period...........    $670,494       $677,141
         Provision for loan losses..............      45,343         53,810
         Reserves added through business
           combinations.........................          --          8,261
         Loans charged off:
           SFR..................................     (15,205)       (27,112)
           Commercial real estate...............      (3,623)        (5,348)
           Manufactured housing, second
             mortgage and other consumer........      (6,580)        (4,646)
           Consumer finance.....................     (22,105)       (19,239)
           Commercial business..................      (1,031)          (125)
                                                    --------       --------
                                                     (48,544)       (56,470)
         Recoveries of loans previously charged off:
           SFR..................................         419            278
           Commercial real estate...............         658            438
           Manufactured housing, second
             mortgage and other consumer........         385            372
           Consumer finance.....................       4,273          4,139
           Commercial business..................         144             47
                                                    --------       --------
                                                       5,879          5,274
                                                    --------       --------
         Net charge offs........................     (42,665)       (51,196)
                                                    --------       --------
         Balance, end of period.................    $673,172       $688,016
                                                    ========       ========

        As part of the process of determining the adequacy of the reserve for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the reserve is then either specified or allocated to reflect the identified loss exposure. SFR and consumer loans are not individually analyzed for impairment and loss exposure because of the significant number of loans and their relatively small individual balances. Commercial real estate, commercial business and builder construction loans are evaluated individually for impairment. At March 31, 1998, the Company had specific or allocated reserves totaling $87.6 million. Specific and allocated reserves were $90.5 million at December 31, 1997.

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

        An analysis of the reserve for loan losses was as follows:

                                                              March 31,       December 31,
                                                               1998              1997
                                                              --------          --------
                                                               (dollars in thousands)
         Specific and allocated reserves:
           Commercial real estate......................      $  80,348         $  84,969
           Commercial business.........................          5,230             3,277
           Builder construction........................          2,009             2,207
                                                              --------          --------
                                                                87,587            90,453
         Unallocated reserves..........................        585,585           580,041
                                                              --------          --------
                                                              $673,172          $670,494
                                                              ========          ========
         Total reserve for loan losses as a percentage of:
           Nonaccrual loans............................            111%              112%
           Nonperforming assets........................             84                83


        The Company considers the reserve for loan losses of $673.2 million adequate to cover losses inherent in the loan portfolio at March 31, 1998. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

        In addition to reviewing the adequacy of the reserve for loan losses, management also reviews any loan pool where the Company has a recourse obligation resulting from securitization of its loans. The Company has recorded an impairment to cover potential losses on this portfolio. At March 31, 1998, the Company had securitized $14.68 billion of loans with recourse. The related impairment totaled $38.0 million at March 31, 1998.

        The Company also maintains a contingent liability to cover potential losses on recourse MBS and loans that have been sold with recourse to third parties. At March 31, 1998, the Company had sold $1.86 billion of recourse MBS and loans sold with recourse, and the contingent liability totaled $9.8 million, which the Company considers adequate to cover estimated future losses.

        Both the impairment and contingent liability are evaluated periodically and any subsequent adjustments are recorded as a write down on loans securitized and retained. Increases to the contingent liability for off balance sheet items are recorded as gains on sales of loans and leases.

        Delinquent Assets. The Company regularly reviews its portfolio of accruing and performing loans for delinquencies. Loans with two or three delinquent payments were as follows:

                                                  March 31, 1998        December 31, 1997
                                              ---------------------   ----------------------
                                                          Percent                  Percent
                                                             of                       of
                                                Amount    Portfolio    Amount      Portfolio
                                              --------    ---------   --------     ---------
                                                            (dollars in thousands)
         Delinquent loans(1):
           SFR............................    $536,570       0.77%    $499,638        0.73%
           SFR construction...............      10,007       1.14        9,143        1.04
           Commercial real estate.........      18,948       0.25       30,685        0.34
           Manufactured housing...........      26,397       2.44       24,647        2.28
           Second mortgage and other
             consumer.....................      32,670       1.08       55,121        2.02
           Consumer finance...............      61,024       2.69       68,814        2.98
           Commercial business............       2,752       0.34        1,013        0.13
                                              --------                --------
                                              $688,368       0.81     $689,061        0.81
                                              ========                ========

        ______________

        (1) Loans that have been securitized or sold for which the Company retains the credit risk are also included.

        Nonperforming Assets. Assets considered to be nonperforming include nonaccrual loans and securities, foreclosed assets and real estate held for investment properties that do not generate sufficient income to meet return on investment criteria. When loans securitized or sold on a recourse basis are nonperforming, they are included in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectable in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due.

        Nonperforming assets were $802.6 million or 0.78% of total assets at March 31, 1998 compared with $806.7 million or 0.83% of total assets at December 31, 1997.

        Nonperforming assets consisted of the following:

                                                                March 31, 1998  December 31, 1997
                                                                --------------  -----------------
                                                                     (dollars in  thousands)
         Nonaccrual loans:
         Real estate loans:
          SFR...................................                     $480,518       $469,127
          SFR construction......................                       11,385         10,413
          Apartment buildings...................                       16,440         17,296
          Other commercial real estate..........                       21,274         25,825
                                                                    ---------       --------
                                                                      529,617        522,661
          Manufactured housing..................                       11,526         11,127
          Second mortgage and other consumer....                       11,743         14,071
          Consumer finance......................                       48,719         50,930
          Commercial business...................                        2,429          2,585
                                                                    ---------       --------
                                                                      604,034        601,374
         Foreclosed assets.........................                   198,597        205,272
                                                                    ---------       --------
                                                                     $802,631       $806,646
                                                                    =========       ========
         Nonperforming assets as a percentage of total assets           0.78%          0.83%

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

        At March 31, 1998, loans totaling $519.4 million were impaired, of which $442.2 million had allocated reserves of $87.6 million. The remaining $77.1 million were either nonperforming or previously written down and had no reserves allocated to them. Of the $519.4 million of impaired loans, $41.8 million were on nonaccrual status.

        The amount of impaired loans and the related allocate reserve for loan losses were as follows:

                                                    March 31, 1998       December 31, 1997
                                                 ---------------------  --------------------
                                                    Loan     Allocated    Loan     Allocated
                                                   Amount    Reserves    Amount    Reserves
                                                 --------   ---------  ---------   ---------
                                                           (dollars in thousands)
           Nonaccrual loans:
             With allocated reserves........     $ 23,804    $ 6,979    $ 33,980    $ 7,760
             Without allocated reserves.....       18,035         --      15,481         --
                                                 --------    -------    --------    -------
                                                   41,839      6,979      49,461      7,760
           Other impaired loans:
             With allocated reserves........      418,446     80,608     420,662     82,693
             Without allocated reserves.....       59,077         --      81,160         --
                                                 --------    -------    --------    -------
                                                  477,523     80,608     501,822     82,693
                                                 --------    -------    --------    -------
              Total impaired loans..........     $519,362    $87,587    $551,283    $90,453
                                                 ========    =======    ========    =======

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

        The long-run profitability of the Company depends not only on the success of the services it offers to its customers and the credit quality of its loans and securities, but also the extent to which its earnings are unaffected by changes in interest rates. The Company engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest-rate changes without unduly penalizing current earnings. A key component of this program is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At the same time, the Company's policy is to sell most fixed-rate loan originations.

        A conventional measure of interest-rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                              March 31,     December 31,
                                                                1998            1997
                                                             ------------   -------------
                                                               (dollars in thousands)
   Interest-sensitive assets...............................  $78,872,975    $ 74,938,422
   Derivative instruments designated against assets........      300,000       1,450,000
   Interest-sensitive liabilities..........................  (76,271,914)    (70,204,799)
   Derivative instruments designated against liabilities...      608,800       1,078,400
                                                             -----------     -----------
     Net asset sensitivity.................................  $ 3,509,861     $ 7,262,023
                                                             ===========     ===========
   One-year gap............................................        3.40%           6.50%

        While the one-year gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. The Company uses financial modeling to forecast earnings under different interest-rate projections. Although this modeling is very helpful in managing interest-rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate. The Company monitors its interest-rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

Asset and Liability Strategy.

        The Company's asset/liability strategy is to reduce the risk of significant decreases in net interest income caused by interest-rate changes without unduly penalizing current earnings. The implementation of strategies to reduce interest-rate risk, however, generally has a negative effect on earnings. Nevertheless, rising interest rates or a flat yield curve adversely affect the Company's operations. Management tries to balance these two factors in administering its interest-rate risk program. As part of this strategy, the Company actively manages asset and liability maturities. An inherent characteristic of the Company's deposit structure is customers' preference for liquidity. This is apparent from the fact that at March 31, 1998 the Company's MMDAs accounted for $12.04 billion or 23% of total deposits, and time deposit accounts with maturities less than one year totaled $23.43 billion or 46% of total deposits. Because its principal funding source of deposits is interest-rate sensitive, the Company's primary asset strategy is to originate and retain ARMs in the portfolio. During the first quarter of 1998 and 1997, the Company either sold or securitized and then sold the majority of the fixed-rate loans it originated, while retaining most of its ARM production. At March 31, 1998, 87% of the Company's total MBS and 81% of the Company's total loan portfolio had adjustable rates.

LIQUIDITY

        Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The long-term growth objectives of the Company are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest-rate environment of recent years inhibited consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

        Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At March 31, 1998, the Company had substantial liquidity compared with its established guidelines.

        WMB monitors its liquidity position as measured by certain predetermined ratios established by the FDIC as benchmarks for liquidity management. At March 31, 1998, WMB's ratios were above the minimums established by its Board of Directors. Regulations promulgated by the OTS require that the Company's federal savings banks maintain, for each calendar month, certain liquidity ratios. At March 31, 1998, each of the Company's federal savings banks' liquidity ratios was in excess of the regulatory minimums.

        As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for first quarter 1998 of $256.5 million, $69.4 million for noncash items offset by $959.7 million of other net cash flows used in operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the first quarter 1998, cash flows from investing activities included sales and principal payments on securities and loans held for investment totaling $3.01 billion. Loans originated, net of principal payments, required $1.44 billion, and $5.67 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, and also the issuance of long-term debt. For the first quarter 1998, the above mentioned financing activities increased cash and cash equivalents by $4.32 billion on a net basis. Cash and cash equivalents were $1.06 billion at March 31, 1998. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

        At March 31, 1998, the Company was in a position to obtain approximately $28.00 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale sources.

CAPITAL ADEQUACY

The Company's capital (stockholders' equity) was $5.44 billion at March 31, 1998 and $5.31 billion at December 31, 1997. At the end of first quarter 1998, the ratio of capital to total assets was 5.27% compared with 5.47% at December 31, 1997.

The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                       MARCH 31, 1998
                                              ---------------------------------   WELL-CAPITALIZED
                                                WMBFA       WMB       WMBfsb         MINIMUM
                                              ---------- ----------  ----------   ---------------
         Capital ratios:
            Leverage......................        5.69%      5.92%       6.57%         5.00%
            Tier 1 risk-based.............        9.86       9.99       10.46          6.00
            Total risk-based..............       11.41      10.74       11.62         10.00

        The Company's federal savings bank subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb each satisfied these requirements at March 31, 1998.

        The Company's securities subsidiaries are also subject to capital requirements. At March 31, 1998, all of Washington Mutual's securities subsidiaries were in compliance with their applicable capital requirements.

                 IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

        SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 was effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 defers for one year the effective date of certain provisions of SFAS No. 125. The Company has implemented SFAS No. 125, as amended by SFAS No.
127. The adoption did not have a material impact on the results of operations or financial position of the Company.

        SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial position of the Company. SFAS No. 130 was adopted on January 1, 1998. See Consolidated Financial Statements - Note 2: Comprehensive Income.

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted on January 1, 1998, and did not impact the results of operations or financial position of the Company.

        SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits was issued February 1998 and standardizes the disclosure requirements for pensions and other postretirement benefits. Disclosure requirements for December 31, 1998 will not have a material impact on the result of operations or the financial position of the Company.

                                SUBSEQUENT EVENTS

Stock Split

        On April 20, 1998, the Company's Board of Directors declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on June 1, 1998 to shareholders of record as of May 18, 1998.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

        Washington Mutual, Inc. has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's financial position or results of operation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A)     EXHIBITS
               See Index of Exhibits on page 27.

       (B)     REPORTS ON FORM 8-K

               A current report on Form 8-K dated March 17, 1998, as amended, March 18, 1998 containing Items 2 and 7 was filed with the Securities and Exchange Commission, and included under Item 2 a description of the merger (the "Merger") of H.F. Ahmanson & Company with and into Washington Mutual, Inc. and a discussion regarding forward looking statements and factors to be considered. The report on Form 8-K, as amended, also included under item 7 the following exhibits: (i) Press Release dated March 17, 1998 announcing the Merger, (ii) copies of slides presented to investment analysts at a meeting on March 17, 1998, and (iii) the Agreement of Merger dated March 16, 1998 between Washington Mutual, Inc. and H.F. Ahmanson & Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.


                                       WASHINGTON MUTUAL, INC.





                                       By: /s/     FAY L. CHAPMAN
                                           ------------------------------------
                                           Fay L. Chapman
                                           Executive Vice President



                                       By: /s/     RICHARD M. LEVY
                                           ------------------------------------
                                           Richard M. Levy
                                           Senior Vice President and Controller
                                          (Principal Accounting Officer)

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
3.1          Restated Articles of Incorporation of the Registrant, as amended
             (the "Articles") (Incorporated by reference to the
             Washington Mutual, Inc. Annual Report to the Securities and
             Exchange Commission on Form 10-K for the year ended December 31,
             1997, as amended on April 1, 1998). (File No. 0-25188).

3.2 Bylaws of the Registrant (Incorporated by reference to the Washington Mutual, Inc. Annual Report to the Securities and
             Exchange Commission on Form 10-K for the year ended December 31,
             1995. File No. 0-25188).

10.1         Agreement and Plan of Merger between Washington Mutual, Inc. and
             H.F. Ahmanson & Company ("Ahmanson") dated March 16, 1998
             (Incorporated by reference to the Washington Mutual, Inc. Current
             Report on Form 8-K dated March 17, 1998, as amended March 18,
             1998).

10.2         Stock Option Agreement between Washington Mutual, Inc. and
             Ahmanson, dated March 16, 1998.

27           Financial Data Schedule.
