Form 10-K/A
period 1997-12-31
WASHINGTON MUTUAL INC
filed 1998-06-30
CIK 933136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                 FORM 10-K/A
                               AMENDMENT NO. 2

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

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Independent Auditors' Report................................  64
Report of Independent Accountants...........................  65
Independent Auditors' Report................................  66
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................  67
Consolidated Statements of Financial Position at December
  31, 1997 and 1996.........................................  68
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996
  and 1995..................................................  69
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  71
Notes to Consolidated Financial Statements..................  73

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

/s/ Deloitte & Touche LLP

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

/s/ Price Waterhouse LLP

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
                                                              =========   =========   =========

                                  SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 1998.

                                                 WASHINGTON MUTUAL, INC

                                                 By: /s/ Fay L. Chapman
                                                 -----------------------
                                                 Fay L. Chapman
                                                 Executive Vice President

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS


  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
  23            Consent of Deloitte & Touche LLP
  23.1          Consent of KPMG Peat Marwick LLP
  23.2          Consent of Price Waterhouse LLP


