Form 10-Q
period 1998-06-30
WASHINGTON MUTUAL INC
filed 1998-08-14
CIK 933136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
                            ------------------------
     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's classes of common stock as of July 31, 1998.

                          COMMON STOCK -- 387,234,619
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Financial Statements:
          Consolidated Statements of Income --
            Three and six months ended June 30, 1998 and June 30,
            1997......................................................    1
          Consolidated Statements of Financial Position --
            June 30, 1998 and December 31, 1997.......................    2
          Consolidated Statements of Stockholders' Equity --
            Six months ended June 30, 1998 and June 30, 1997..........    3
          Consolidated Statements of Cash Flows --
            Six months ended June 30, 1998 and June 30, 1997..........    4
          Notes to Consolidated Financial Statements..................    5
Item 2.   Management's Discussion and Analysis of Financial Position
            and Results of Operations:
          General.....................................................    8
          Results of Operations.......................................    8
          Review of Financial Position................................   14
          Asset Quality...............................................   16
          Market Risk and Asset/Liability Management..................   18
          Liquidity...................................................   19
          Capital Adequacy............................................   20
          Impact of Recently Issued or Adopted Accounting Standards...   21

                                  PART II

Item 1.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -----------------------   -----------------------
                                                   JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans.........................................  $1,390,656   $1,268,733   $2,747,961   $2,505,301
  Available-for-sale securities.................     247,539      271,640      453,634      543,222
  Held-to-maturity securities...................     227,729      111,464      462,132      182,859
  Cash equivalents and other....................      34,813       18,512       63,662       54,383
                                                  ----------   ----------   ----------   ----------
          Total interest income.................   1,900,737    1,670,349    3,727,389    3,285,765
INTEREST EXPENSE
  Deposits......................................     511,882      543,792    1,027,783    1,081,280
  Borrowings....................................     662,383      473,172    1,260,261      891,558
                                                  ----------   ----------   ----------   ----------
          Total interest expense................   1,174,265    1,016,964    2,288,044    1,972,838
                                                  ----------   ----------   ----------   ----------
Net interest income.............................     726,472      653,385    1,439,345    1,312,927
Provision for loan losses.......................      46,405       49,999       91,748      103,809
                                                  ----------   ----------   ----------   ----------
Net interest income after provision for loan
  losses........................................     680,067      603,386    1,347,597    1,209,118
OTHER INCOME
  Depositor and other retail banking fees.......     105,652       92,305      197,960      174,978
  Loan servicing fees...........................      18,625       19,908       33,446       43,084
  Loan related income...........................      19,302       11,724       34,427       24,232
  Securities fees and commissions...............      40,438       39,763       79,020       76,144
  Insurance fees and commissions................      12,003       14,315       23,852       26,914
  Gain on sale of loans and leases..............      28,007        5,415       43,451       14,210
  Gain on sale of other assets..................      13,184        2,097       16,505        9,262
  Write down of loans securitized and
     retained...................................      (2,871)      (6,172)     (10,137)     (12,422)
  Other operating income........................      15,477        8,792       25,122       19,996
                                                  ----------   ----------   ----------   ----------
          Total other income....................     249,817      188,147      443,646      376,398
OTHER EXPENSE
  Salaries and employee benefits................     205,561      197,112      395,000      400,379
  Occupancy and equipment.......................      78,917       78,263      151,213      158,847
  Telecommunications and outsourced information
     services...................................      52,785       42,847      101,973       86,073
  Regulatory assessments........................       8,878        8,561       18,355       17,204
  Transaction-related expense...................      24,473       24,305       33,123       58,026
  Amortization of intangible assets arising from
     acquisitions...............................      12,327       15,683       27,028       31,446
  Foreclosed asset expense......................       2,725          902        3,601        4,544
  Other operating expenses......................     116,990      104,519      214,581      210,769
                                                  ----------   ----------   ----------   ----------
          Total other expense...................     502,656      472,192      944,874      967,288
                                                  ----------   ----------   ----------   ----------
Income before income taxes......................     427,228      319,341      846,369      618,228
  Income taxes..................................     162,184      123,977      320,653      238,780
  Provision for payments in lieu of taxes.......       3,773        4,307        7,974        8,616
                                                  ----------   ----------   ----------   ----------
NET INCOME......................................  $  261,271   $  191,057   $  517,742   $  370,832
                                                  ==========   ==========   ==========   ==========
Net income attributable to common stock.........  $  260,335   $  185,128   $  515,068   $  358,974
                                                  ==========   ==========   ==========   ==========
Net income per common share:
  Basic.........................................       $0.69        $0.51        $1.37        $0.99
  Diluted.......................................       $0.69        $0.50        $1.37        $0.98

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
  Cash......................................................  $    992,346    $ 1,285,222
  Cash equivalents..........................................        47,147        275,668
  Investments:
     Trading securities.....................................        36,024         23,364
     Available-for-sale securities, amortized cost
      $15,023,959 and $11,258,232:
       Mortgage-backed securities ("MBS")...................    14,447,696     10,188,107
       Investment securities................................       716,153      1,185,815
     Held-to-maturity securities, fair value $12,233,607 and
      $12,699,653:
       MBS..................................................    12,246,295     12,659,217
       Investment securities................................       127,054        120,397
                                                              ------------    -----------
          Total investments.................................    27,573,222     24,176,900
  Loans:
     Loans held in portfolio................................    70,035,896     67,124,935
     Loans held for sale....................................       931,448        685,716
     Reserve for loan losses................................      (684,436)      (670,494)
                                                              ------------    -----------
          Total loans.......................................    70,282,908     67,140,157
  Investment in Federal Home Loan Banks ("FHLBs")...........     1,220,350      1,059,491
  Foreclosed assets.........................................       180,108        205,272
  Premises and equipment....................................     1,025,847        937,198
  Intangible assets arising from acquisitions...............       329,608        356,650
  Mortgage servicing rights.................................       247,527        215,360
  Other assets..............................................     1,497,889      1,329,181
                                                              ------------    -----------
          Total assets......................................  $103,396,952    $96,981,099
                                                              ============    ===========
LIABILITIES
  Deposits:
     Checking accounts......................................  $  8,499,938    $ 7,914,375
     Savings accounts and money market deposit accounts.....    15,325,566     14,940,045
     Time deposit accounts..................................    26,635,641     28,131,597
                                                              ------------    -----------
          Total deposits....................................    50,461,145     50,986,017
  Federal funds purchased and commercial paper..............     3,705,298      2,928,282
  Securities sold under agreements to repurchase ("reverse
     repurchase agreements")................................    15,100,651     12,279,040
  Advances from FHLBs.......................................    23,853,137     20,301,963
  Trust preferred securities................................       800,000        800,000
  Other borrowings..........................................     2,557,297      2,689,362
  Other liabilities.........................................     1,283,772      1,687,364
                                                              ------------    -----------
          Total liabilities.................................    97,761,300     91,672,028
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 10,000,000 shares
     authorized -- 1,970,000 and 4,722,500 shares issued and
     outstanding, liquidation preference....................        49,250        118,063
  Common stock, no par value, 800,000,000 shares
     authorized -- 387,124,870 and 386,340,027 shares issued
     and outstanding........................................            --             --
  Capital surplus -- common stock...........................     1,966,249      1,943,294
  Accumulated other comprehensive income....................       144,171        134,610
  Retained earnings.........................................     3,475,982      3,113,104
                                                              ------------    -----------
     Total stockholders' equity.............................     5,635,652      5,309,071
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $103,396,952    $96,981,099
                                                              ============    ===========

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                              ------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of period..............................  $  118,063    $  283,063
  Redemption of Preferred Stock, Series C...................     (68,813)           --
                                                              ----------    ----------
  Balance, end of period....................................      49,250       283,063
CAPITAL SURPLUS - COMMON STOCK
  Balance, beginning of period..............................   1,943,294     1,664,870
  Common stock issued through stock options, restricted
     stock grants and employee stock plans, including tax
     benefits...............................................      22,806        91,083
  Common stock issued under dividend reinvestment plan......         149           847
  Common stock acquired.....................................          --       (32,016)
                                                              ----------    ----------
  Balance, end of period....................................   1,966,249     1,724,784
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period..............................     134,610       118,625
  Other comprehensive income................................       9,561       (37,639)
                                                              ----------    ----------
  Balance, end of period....................................     144,171        80,986
RETAINED EARNINGS
  Balance, beginning of period..............................   3,113,104     2,926,530
  Net income................................................     517,742       370,832
  Cash dividends declared on preferred stock................      (2,674)      (11,858)
  Cash dividends declared on common stock...................    (152,190)     (133,128)
  Miscellaneous stock transactions..........................          --           479
                                                              ----------    ----------
  Balance, end of period....................................   3,475,982     3,152,855
                                                              ----------    ----------
          Total stockholders' equity........................  $5,635,652    $5,241,688
                                                              ==========    ==========

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                              JUNE 30,         JUNE 30,
                                                                1998             1997
                                                              --------         --------
                                                                  (NUMBER OF SHARES
                                                                    IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of period..............................    4,723            5,383
  Redemption of Preferred Stock, Series C...................   (2,753)              --
                                                              -------          -------
  Balance, end of period....................................    1,970            5,383
                                                              =======          =======
COMMON STOCK
  Balance, beginning of period..............................  386,340          250,231
  Common stock issued through stock options, restricted
     stock grants and employee stock plans, including tax
     benefits...............................................      782            2,670
  Common stock issued under dividend reinvestment plan......        3               20
  Common stock acquired.....................................       --             (908)
                                                              -------          -------
  Balance, end of period....................................  387,125          252,013
                                                              =======          =======

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                                JUNE 30,        JUNE 30,
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $    517,742    $    370,832
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................        91,748         103,809
    (Gain) on sale of loans and leases......................       (43,451)        (14,653)
    (Gain) on sale of other assets..........................       (16,505)         (9,262)
    Depreciation and amortization...........................        85,635          85,723
    Stock dividends from FHLBs..............................       (37,038)        (25,104)
    Write down of loans securitized and retained............        10,137          12,422
    Decrease in trading securities..........................        97,201             477
    Origination of loans held for sale......................    (6,307,615)     (2,224,751)
    Sales of loans held for sale............................     6,104,976       2,123,691
    (Increase) in other assets..............................      (221,985)       (167,892)
    (Decrease) increase in other liabilities................      (411,160)        151,921
                                                              ------------    ------------
         Net cash (used) provided by operating activities...      (130,315)        407,213
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities................    (6,841,361)     (1,854,614)
  Principal payments and maturities of available-for-sale
    securities..............................................     1,819,457         929,684
  Sales of available-for-sale securities....................     1,150,512       1,619,278
  Purchases of held-to-maturity securities..................       (12,036)        (19,773)
  Principal payments and maturities of held-to-maturity
    securities..............................................     1,049,149         235,094
  Sales of loans............................................        18,790          53,409
  Origination of loans, net of principal payments...........    (3,902,294)     (6,557,635)
  Proceeds from sale of foreclosed assets...................       165,695         234,846
  Purchases of premises and equipment, net..................      (132,591)        (48,327)
                                                              ------------    ------------
         Net cash (used) by investing activities............    (6,684,679)     (5,408,038)
CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) in deposits....................................      (524,872)       (903,974)
  Increase in annuities.....................................            --          10,397
  Increase in federal funds purchased and commercial
    paper...................................................       777,016       1,287,868
  Increase (decrease) in short-term reverse repurchase
    agreements..............................................     2,700,534      (3,016,656)
  Proceeds from long-term reverse repurchase agreements.....     1,146,205       3,954,254
  Repayments on long-term reverse repurchase agreements.....    (1,023,673)     (1,098,834)
  Proceeds from FHLBs advances..............................    31,962,490      22,980,633
  Repayments on FHLBs advances..............................   (28,411,316)    (18,695,589)
  Proceeds from trust preferred.............................            --         700,000
  Repayments on other borrowings............................      (132,065)       (457,657)
  Common stock repurchased..................................            --         (32,016)
  Common stock issued.......................................        22,955          92,406
  Redemption of preferred stock.............................       (68,813)             --
  Cash dividends paid.......................................      (154,864)       (144,983)
                                                              ------------    ------------
         Net cash provided by financing activities..........     6,293,597       4,675,849
                                                              ------------    ------------
  (Decrease) in cash and cash equivalents...................      (521,397)       (324,976)
  Cash and cash equivalents, beginning of period............     1,560,890       1,665,355
                                                              ------------    ------------
  Cash and cash equivalents, end of period..................  $  1,039,493    $  1,340,379
                                                              ============    ============
NONCASH INVESTING ACTIVITIES
  Loans exchanged for MBS...................................  $    647,020    $  2,696,300
  Loans exchanged for trading securities....................       107,544              --
  Loans originated to facilitate the sale of foreclosed
    assets..................................................        31,469          45,217
  Loans originated to refinance existing loans..............     3,085,067         628,210
  Real estate acquired through foreclosure..................       172,000         231,966
CASH PAID DURING THE PERIOD FOR
  Interest on deposits......................................     1,019,099       1,068,831
  Interest on borrowings....................................     1,164,833         871,111
  Income taxes..............................................       456,781         157,628

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. Interim results are not necessarily indicative of results for a full year.

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. All significant intercompany transactions and balances have been eliminated. When Washington Mutual acquires a company through a material pooling of interests, current and prior period financial statements are restated to include the accounts of merged companies. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the 1997 Washington Mutual Annual Report and Form 10-K.

NOTE 2: EARNINGS PER SHARE ("EPS")

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Information used to calculate EPS was as follows:

                                                                         THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------
                                                       JUNE 30, 1998                             JUNE 30, 1997
                                          ---------------------------------------   ---------------------------------------
                                            INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                          -----------   -------------   ---------   -----------   -------------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income............................   $261,271                                  $191,057
  Less: preferred stock dividends.......       (936)                                   (5,929)
                                           --------                                  --------
  Income available to common
    shareholders........................    260,335      374,974,662      $0.69       185,128      363,789,497      $0.51
Diluted EPS:
  Effect of dilutive securities:
    Stock options.......................         --        1,612,248                       --        4,065,612
                                           --------      -----------                 --------      -----------
  Income available to common
    shareholders and assumed
    conversions.........................   $260,335      376,586,910      $0.69      $185,128      367,855,109      $0.50
                                           ========      ===========                 ========      ===========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                          ---------------------------------------------------------------------------------
                                                       JUNE 30, 1998                             JUNE 30, 1997
                                          ---------------------------------------   ---------------------------------------
                                            INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                          -----------   -------------   ---------   -----------   -------------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income............................   $517,742                                  $370,832
  Less: preferred stock dividends.......     (2,674)                                  (11,858)
                                           --------                                  --------
  Income available to common
    shareholders........................    515,068      374,776,022      $1.37       358,974      363,302,015      $0.99
Diluted EPS:
  Effect of dilutive securities:
    Stock options.......................         --        1,539,055                       --        4,513,669
                                           --------      -----------                 --------      -----------
  Income available to common
    shareholders and assumed
    conversions.........................   $515,068      376,315,077      $1.37      $358,974      367,815,684      $0.98
                                           ========      ===========                 ========      ===========

NOTE 3: COMPREHENSIVE INCOME

     Washington Mutual, Inc. ("Washington Mutual" or the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and six months ended June 30, 1998 and 1997, the Company's comprehensive income was as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                          --------------------    --------------------
                                          JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                            1998        1997        1998        1997
                                          --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Net income..............................  $261,271    $191,057    $517,742    $370,832
Other comprehensive income..............     7,043      52,125       9,561     (37,639)
                                          --------    --------    --------    --------
          Total comprehensive income....  $268,314    $243,182    $527,303    $333,193
                                          ========    ========    ========    ========

NOTE 4: THE AHMANSON MERGER

     On March 17, 1998, Washington Mutual and H.F. Ahmanson & Company ("Ahmanson") announced the signing of a definitive merger agreement that would create one of the nation's ten largest banking institutions, based on total 1997 year-end assets of approximately $150 billion. Under the agreement, each share of Ahmanson common stock will convert into the right to receive 1.68 shares of Washington Mutual common stock. The Ahmanson merger is expected to be accounted for as a pooling of interests.

     The merger, which requires regulatory approval and the approval of both companies' shareholders, is expected to close during the latter part of 1998. Special meetings for the shareholders of both companies to consider the transaction are scheduled for August 28, 1998. The Company expects to merge Ahmanson's subsidiary, Home Savings of America, FSB, into WMBFA and to operate the subsidiary under the Washington Mutual name.

NOTE 5: STOCK SPLIT

     On April 20, 1998, the Company's Board of Directors declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on June 1, 1998 to shareholders of record as of May 18, 1998. All references

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the increased number of common shares outstanding.

NOTE 6: IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted on January 1, 1998. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. This statement is not expected to have a material impact on the results of operations or financial position of the Company.

     SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits was issued February 1998 and standardizes the annual disclosure requirements for pensions and other postretirement benefits. This statement does not affect the results of operations or financial position of the Company. SFAS No. 132 was adopted as of January 1, 1998.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The impact of the adoption of the provisions of this statement on the results of operations or the financial position of the Company has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

GENERAL

     Washington Mutual, Inc. ("Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small and mid-sized businesses. The Company's banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank, fsb ("WMBfsb"), accept deposits from the general public, make residential loans, consumer loans, and commercial real estate loans (primarily loans secured by multi-family properties) and engage in certain commercial banking activities. The Company's consumer finance operations provide direct installment loans and related credit insurance services and purchase retail installment contracts. Washington Mutual also markets annuities and other insurance products, offers full service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

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

RESULTS OF OPERATIONS

     Overview. The Company's net income for the second quarter of 1998 was $261.3 million compared with $191.1 million for the second quarter of 1997. The Company's net income for the second quarter of 1998 and 1997 was reduced by pretax charges of $24.5 million and $24.3 million for transaction-related expenses in connection with the Great Western Merger and the proposed Ahmanson merger. The Company's net income for the first six months of 1998 was $517.7 million compared with $370.8 million for the first six months of 1997. The Company's net income for the first six months of 1998 and 1997 was reduced by pretax charges of $33.1 million and $58.0 million for transaction-related expenses in connection with the Great Western Merger and the proposed Ahmanson merger.

     Net Interest Income. Net interest income for the second quarter of 1998 was $726.5 million, an 11% increase from $653.4 million in the second quarter of 1997. The increase was due to a 14% rise in average earning assets to $99.52 billion from $86.98 billion in the second quarter of 1997, which more than offset the decline in the net interest spread to 2.74% in the second quarter of 1998 from 2.81% in the second quarter of 1997. The 10% increase in net interest income in the first six months of 1998 to $1.44 billion was also due to a 14% rise in average earning assets. The net interest spread declined to 2.75% in the first six months of 1998 from 2.86% in the first six months of 1997. To a certain extent, the Company's net interest spread is affected by changes in the yield curve. During the second quarter of 1998, the difference between the yield on a three-month U.S. Treasury bill and a 10-year U.S. Government note averaged 50 basis points compared with 152 basis points for the same period a year earlier. During the first six months of 1998, the difference between the yield on a three-month U.S. Treasury bill and a 10-year U.S. Government note averaged 46 basis points compared with 145 basis points for the same period a year earlier.

     Selected average financial balances and the net interest spread and margin were as follows:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ---------------------------    ---------------------------
                                        JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                          1998           1997            1998           1997
                                      ------------    -----------    ------------    -----------
                                                        (DOLLARS IN THOUSANDS)
Selected Average Balances:
  Loans.............................  $ 69,926,446    $64,181,743    $ 69,076,452    $63,432,249
  Investments.......................    29,590,385     22,797,092      28,224,977     22,171,487
                                      ------------    -----------    ------------    -----------
          Total interest earning
            assets..................    99,516,831     86,978,835      97,301,429     85,603,736

  Deposits..........................    50,887,011     51,988,921      50,828,632     52,174,931
  Borrowings........................    45,221,930     31,730,572      42,990,338     30,300,204
                                      ------------    -----------    ------------    -----------
          Total interest bearing
            liabilities.............    96,108,941     83,719,493      93,818,970     82,475,135

  Total assets......................   103,034,804     90,440,848     100,969,122     88,669,939
  Stockholders' equity..............     5,518,615      5,113,595       5,434,282      5,059,955

Net Interest Spread:

  Yield on loans....................      7.95%          7.91%           7.97%          7.91%
  Yield on investments..............      6.90           7.05            6.94           7.04
                                      ------------    -----------    ------------    -----------
          Combined yield on earning
            assets..................      7.64           7.68            7.67           7.68

  Cost of deposits..................      4.03           4.20            4.08           4.18
  Cost of borrowings................      5.88           5.98            5.91           5.93
                                      ------------    -----------    ------------    -----------
          Combined cost of funds....      4.90           4.87            4.92           4.82

  Net interest spread...............      2.74           2.81            2.75           2.86
  Net interest margin...............      2.91           2.99            2.93           3.04

     The net interest spread is the difference between the Company's yield on assets and its cost of funds. The net interest margin measures the Company's annualized net interest income as a percentage of average interest earning assets.

     Other Income. Other income was $249.8 million and $443.6 million for the second quarter and first six months of 1998 compared with $188.1 million and $376.4 million for the same periods in 1997.

     Other income consisted of the following:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Depositor and other retail banking fees:
  Checking and money market deposit account
     ("MMDA") charges...........................  $ 94,116    $ 75,737    $171,772    $141,657
  Automated teller machine ("ATM") transaction
     fees.......................................     6,488       5,758      12,064      12,194
  Other.........................................     5,048      10,810      14,124      21,127
                                                  --------    --------    --------    --------
          Total depositor and other retail
            banking fees........................   105,652      92,305     197,960     174,978
Loan servicing fees.............................    18,625      19,908      33,446      43,084
Loan related income.............................    19,302      11,724      34,427      24,232
Securities fees and commissions.................    40,438      39,763      79,020      76,144
Insurance fees and commissions..................    12,003      14,315      23,852      26,914
Gain on sale of loans and leases:
  Gain on sale of mortgage loans................    27,816       5,213      43,093      12,466
  Gain on sale of student loans.................       191         206         358       1,033
  (Loss) gain on sale of leases.................        --          (4)         --         711
                                                  --------    --------    --------    --------
          Total gain on sale of loans and
            leases..............................    28,007       5,415      43,451      14,210
Gain on sale of other assets:
  Gain on sale of premises and equipment........       410         466         316       7,306
  Gain on sale of available-for-sale
     securities.................................     7,702       1,631      11,117       1,864
  Gain on sale of trading securities............     2,875          --       2,875          92
  Gain on sale of other assets..................     2,197          --       2,197          --
                                                  --------    --------    --------    --------
          Total gain on sale of other assets....    13,184       2,097      16,505       9,262
Write down of loans securitized and retained....    (2,871)     (6,172)    (10,137)    (12,422)
Other operating income..........................    15,477       8,792      25,122      19,996
                                                  --------    --------    --------    --------
          Total other income....................  $249,817    $188,147    $443,646    $376,398
                                                  ========    ========    ========    ========

     Depositor and other retail banking fees of $105.7 million and $198.0 million for the second quarter and first six months of 1998 increased from $92.3 million and $175.0 million for the same periods in 1997. The increase reflected an expanded collection of nonsufficient funds ("NSF") charges and overdraft protection charges on checking accounts and MMDAs, increased ATM transaction charges, and an increase in the number of checking accounts. The growth in depositor and other retail banking fees has been offset somewhat by losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. Management closely monitors the amount of such losses incurred.

     Loan servicing fees of $18.6 million declined 6% from $19.9 million in the second quarter of 1997. Contributing to the 22% decline in loan servicing fees from $43.1 million to $33.4 million in the first six months of 1998 was an increase in the amortization of mortgage servicing rights by approximately $5.0 million during the first quarter of 1998 compared with the first quarter of 1997. The increased amortization was due to the higher rate of prepayment in the loan servicing portfolio.

     The Company had loan related income of $19.3 million and $34.4 million in the second quarter and first six months of 1998 up from $11.7 million and $24.2 million for the same periods in 1997. Approximately one-half of the increase was the result of loan prepayment fees resulting from greater prepayment activity from the declining interest rate environment.

     The Company had a net gain on the sale of loans and leases of $28.0 million and $43.5 million for the second quarter and first six months of 1998, compared with $5.4 million and $14.2 million for the same periods in 1997. Due to the increase in fixed-rate loan production resulting from the relatively low interest rate environment, the Company sold $3.64 billion and $6.06 billion of fixed-rate single family residential ("SFR") loans during the second quarter and first six months of 1998.

     The Company had a net gain on the sale of other assets of $13.2 million and $16.5 million for the second quarter and first six months of 1998 compared with $2.1 million and $9.3 million for the same periods in 1997. These increases were due to sales and calls of mortgage-backed and investment securities as well as an increase in the valuation of securities held for trading. The $7.3 million gain on sale of premises and equipment for the first six months of 1997 included a gain associated with the sale of branch premises at GWB.

     Impairment charge offs on mortgage-backed securities ("MBS") are reported in the line item -- Write down of loans securitized and retained -- as a charge to earnings in other income. Write downs on loans securitized and retained were $2.9 million and $10.1 million for the second quarter and first six months of 1998 down from $6.2 million and $12.4 million for the same periods in 1997. The decrease was due to improved credit performance as well as an adjustment of $2.1 million to the contingent liability reserve.

     Other Expense. Other expense totaled $502.7 million and $944.9 million for the second quarter and first six months of 1998 compared with $472.2 million and $967.3 million for the same periods in 1997.

     Other expense consisted of the following:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Salaries and employee benefits..................  $205,561    $197,112    $395,000    $400,379
Occupancy and equipment:
  Premises and equipment........................    58,430      58,272     112,370     117,518
  Data processing...............................    20,487      19,991      38,843      41,329
                                                  --------    --------    --------    --------
     Total occupancy and equipment..............    78,917      78,263     151,213     158,847
Telecommunications and outsourced information
  services......................................    52,785      42,847     101,973      86,073
Regulatory assessments..........................     8,878       8,561      18,355      17,204
Transaction-related expense.....................    24,473      24,305      33,123      58,026
Amortization of intangible assets arising from
  acquisitions..................................    12,327      15,683      27,028      31,446
Foreclosed asset expense........................     2,725         902       3,601       4,544
Other operating expense:
  Advertising and promotion.....................    26,879      23,717      47,396      40,109
  Postage.......................................    13,122      12,945      25,824      25,284
  Operating losses and settlements..............    12,296       9,945      23,958      23,572
  Professional fees.............................    11,989      12,423      19,932      26,969
  Office supplies...............................     5,761       5,236      10,686      10,350
  Other.........................................    46,943      40,253      86,785      84,485
                                                  --------    --------    --------    --------
     Total other operating expense..............   116,990     104,519     214,581     210,769
                                                  --------    --------    --------    --------
          Total other expense...................  $502,656    $472,192    $944,874    $967,288
                                                  ========    ========    ========    ========

     Salaries and employee benefits increased to $205.6 million for the second quarter of 1998 from $197.1 million for the second quarter of 1997 as a result of increased incentive compensation due to expanded loan originations. Salaries and employee benefits decreased to $395.0 million for the first six months of 1998 from $400.4 million for the first six months of 1997. Full-time equivalent employees ("FTEs") were 19,694 at June 30, 1998 compared with 20,099 at June 30, 1997. The decrease in FTEs was primarily due to employee separations in connection with the Great Western Merger and the restructuring plan at GWFC. However, this decrease was mitigated by increasing staffing levels throughout the Company to support its growth.

     The Company estimated total staff reductions related to the Keystone Transaction and the Great Western Merger (inclusive of the GWFC restructuring plan) of approximately 2,850. The actual number of staff reductions is not anticipated to be materially different from the original estimation of 2,850.

     Prior to the proposed Ahmanson merger, offices used by the Company on the Chatsworth campus were being consolidated in order to make more efficient use of building space. The Company had anticipated that approximately 565,000 square feet, located predominately in six buildings, would become available for sub-leasing to third parties. However, as a result of the proposed Ahmanson merger, it is now anticipated that the majority of the Chatsworth Campus will be utilized by the Company.

     The Company recorded transaction-related expense of $24.5 million and $33.1 million for the second quarter and first six months of 1998 compared with $24.3 million and $58.0 million for the same periods in 1997 as a result of merger activity (see Management's Discussion and Analysis of Financial Position and Results of Operations -- General). For the second quarter and first six months of 1998, the majority of the charges were for one-time nonrecurring incremental costs associated with combining entities, which are being expensed as incurred. These charges were partially offset by reductions in the estimates of contract cancellation fees, severance and savings from the consolidation of bank premises of $5.0 million, $8.0 million and $3.3 million for the second quarter and $13.3 million, $8.0 million and $3.3 million for the first six months of 1998. The reduction in estimates for contract cancellation fees was largely a result of maintaining certain contracts in place for longer periods than originally anticipated, thereby reducing the cancellation penalties. The reduction in severance estimates is primarily the result of more employees voluntarily terminating without severance than was originally estimated. The reduction in the estimate of premises cost is a result of the value of excess branch properties being higher than originally estimated due to increases in real estate values in Southern California. For the second quarter and first six months of 1997, the majority of transaction-related expense was for various investment banking and legal fees.

     Reconciliation of the transaction-related expense and accrual activity during 1998 was as follows:

                                                            THREE MONTHS                         THREE MONTHS
                                                                ENDED                                ENDED
                                      MARCH 31, 1998        JUNE 30, 1998       JUNE 30, 1998    JUNE 30, 1998
                                          ACCRUED         ACTIVITY CHARGED         ACCRUED          PERIOD
                                          BALANCE        AGAINST ACCRUAL(1)        BALANCE           COSTS
                                      --------------     -------------------   ---------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Severance..........................      $ 71,312             $(21,166)           $ 50,146          $(5,629)
Premises...........................        53,752               (6,861)             46,891           (3,250)
Legal, underwriting and other
  direct transaction costs.........           471                 (360)                111            3,914
Contract cancellation costs........        23,639               (4,895)             18,744           (5,492)
Other..............................         7,703                 (965)              6,738           34,930
                                         --------             --------            --------          -------
                                         $156,877             $(34,247)           $122,630          $24,473
                                         ========             ========            ========          =======

                                                              SIX MONTHS                          SIX MONTHS
                                                                ENDED                                ENDED
                                      DECEMBER 31, 1997     JUNE 30, 1998       JUNE 30, 1998    JUNE 30, 1998
                                           ACCRUED         ACTIVITY CHARGED        ACCRUED          PERIOD
                                           BALANCE        AGAINST ACCRUAL(1)       BALANCE           COSTS
                                      -----------------   ------------------   ---------------   -------------
                                                               (DOLLARS IN THOUSANDS)
Severance...........................      $ 93,104             $(42,958)          $ 50,146          $(5,629)
Premises............................        57,304              (10,413)            46,891           (3,250)
Legal, underwriting and other direct
  transaction costs.................           742                 (631)               111            3,914
Contract cancellation costs.........        33,699              (14,955)            18,744          (12,682)
Other...............................        11,243               (4,505)             6,738           50,770
                                          --------             --------           --------          -------
                                          $196,092             $(73,462)          $122,630          $33,123
                                          ========             ========           ========          =======

---------------
(1) Amounts included recoveries.

     Telecommunications and outsourced information services expense of $52.8 million and $102.0 million for the second quarter and first six months of 1998 was up from $42.8 million and $86.1 million for the same periods in 1997. This change resulted from increased volume and usage.

     Year 2000. Washington Mutual has implemented a program to test and document the readiness of its electronic systems, programs and processes to recognize properly the year 2000. While the Company does not believe that the process of making its systems, programs and processes ready for the year 2000 will result in material cost, it is expected that a substantial amount of management and staff time will be required on the year 2000 project. Since January 1, 1998, the Company has spent approximately $3.7 million on its year 2000 project, and it currently expects to spend approximately $13.2 million more before it concludes its year 2000 readiness efforts. Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for year 2000 readiness to third party vendors. Also, during this earlier time, the Company spent approximately $30.3 million on technology-related initiatives.

     The Federal Financial Institutions Examinations Council (the "FFIEC") issues periodic guidelines that clarify federal regulatory requirements for the testing and documentation of the readiness of an insured depository institution's electronic systems, programs and processes to recognize properly the year 2000. The FFIEC has recently published guidelines that require additional date testing of the Company's systems, programs and processes. These and other recent regulatory guidelines will cause the Company to perform additional work and incur additional expense in order to be in complete compliance with regulatory requirements. There can be no assurance that such future regulatory guidelines will not require additional work or cause the Company to incur additional expenses beyond those that are currently contemplated by Washington Mutual or delay the completion of Washington Mutual's Year 2000 preparations. In addition, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of Washington Mutual's Year 2000 preparations.

     The Company has recently adopted business contingency plans for applications deemed critical by the Company and is further enhancing those plans to conform to the recently issued FFIEC guidance on business contingency planning for year 2000 readiness. Following the proposed Ahmanson merger and after the data processing conversions, the Company will rely on third party vendors for significant services such as electricity, voice and data transmission, desktop and communications management and item and loan processing as well as on governmental third parties such as the Federal Reserve and Federal Home Loan Bank systems. The Company has been communicating with its service providers to understand and monitor their year 2000 readiness preparations, and has undertaken a contingency planning process to be ready in case one of its significant service providers fails in its own readiness efforts. No assurance can be given, however, that the Company's third party service providers' year 2000 readiness efforts will proceed as anticipated, that the plans developed in the Company's contingency planning process will function as anticipated, or that the results of operations of the Company will not be adversely affected by difficulties or delays in third parties' year 2000 readiness efforts.

     Taxation. Income taxes include federal and applicable state income taxes and payment in lieu of taxes. The provision for income taxes was $166.0 million for the second quarter of 1998, which represented an effective tax rate of 38.8% as compared with a 40.2% effective tax rate for the second quarter of 1997. The provision for income taxes was $328.6 million for the first six months of 1998, which represented an effective tax rate of 38.8% as compared with a 40.0% effective tax rate for the first six months of 1997. The rate for 1997 was higher than 1998 due to transaction-related expenses in 1997 which were not deductible for tax purposes.

     Consumer Finance Operations. During the three and six months ended June 30, 1998, the consumer finance line of business had net income of $13.6 million and $26.6 million, up from $13.1 million and $24.0 million for the same periods in 1997. Contributing to the improvement in net income was an increase in interest income due to growth in the loan portfolio. The increase in the loan loss provision reflected, in part, this growth of the loan portfolio and a continued national trend of a high level of personal bankruptcies.

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    --------------------    --------------------
                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
                                                               (DOLLARS IN THOUSANDS)
Consumer finance operations:
  Net interest income.............................  $67,957     $61,384     $134,864    $122,316
  Provision for loan losses.......................  (18,300)    (15,600)     (36,300)    (31,000)
  Other income....................................    5,777       6,989       12,266      13,055
  Other expense...................................  (32,892)    (31,191)     (66,852)    (64,764)
                                                    -------     -------     --------    --------
  Net income before income taxes..................   22,542      21,582       43,978      39,607
  Income taxes....................................   (8,900)     (8,500)     (17,400)    (15,600)
                                                    -------     -------     --------    --------
          Net income..............................  $13,642     $13,082     $ 26,578    $ 24,007
                                                    =======     =======     ========    ========

REVIEW OF FINANCIAL POSITION

     Assets. At June 30, 1998, the Company's assets were $103.40 billion, an increase of 7% from $96.98 billion at December 31, 1997. The growth during the first six months of 1998 resulted from the purchase of agency MBS in the secondary market and the retention of adjustable-rate mortgage ("ARM") loan originations. Growth in assets slowed, despite record loan originations during the first six months of 1998, due to increased principal paydowns and sales of increased fixed-rate loan production caused by lower interest rates. It is the Company's current practice to sell the majority of its fixed-rate loan production.

     Securities. The Company's securities portfolio increased by $3.40 billion to $27.57 billion during the first six months of 1998 due to the purchase of agency MBS in the secondary market.

     At June 30, 1998, 84% of MBS in the Company's securities portfolio were adjustable rate. Of the securities indexed to an adjustable rate, 69% were indexed to the Cost of Funds Index of the Eleventh District Federal Home Loan Bank ("COFI"), 21% to U.S. Treasury indices, and 10% to LIBOR. The remaining 16% of MBS were fixed rate.

     Loans. Total loans (exclusive of the reserve for loan losses) at June 30, 1998 were $70.97 billion, up from $67.81 billion at December 31, 1997. Changes in the loan balances are primarily driven by originations of new loans, prepayments of existing loans, scheduled repayments of principal, loan securitizations and sales.

     Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            -----------    ------------
                                                              (DOLLARS IN THOUSANDS)
Loans:
  Real estate loans:
     SFR..................................................  $56,161,806    $53,431,451
     SFR construction.....................................      925,643        877,449
     Apartment buildings..................................    4,089,165      4,187,580
     Other commercial real estate.........................    2,373,862      2,425,961
                                                            -----------    -----------
                                                             63,550,476     60,922,441
  Manufactured housing....................................    1,081,781      1,081,193
  Second mortgage and other consumer......................    3,095,320      2,725,144
  Consumer finance........................................    2,319,026      2,309,407
  Commercial business.....................................      920,741        772,466
                                                            -----------    -----------
                                                            $70,967,344    $67,810,651
                                                            ===========    ===========

     Real estate loans (exclusive of the reserve for loan losses) by product type were as follows:

                                         JUNE 30, 1998                DECEMBER 31, 1997
                                  ---------------------------    ---------------------------
                                                  PERCENT OF                     PERCENT OF
                                                  TOTAL REAL                     TOTAL REAL
                                    AMOUNT       ESTATE LOANS      AMOUNT       ESTATE LOANS
                                  -----------    ------------    -----------    ------------
                                                    (DOLLARS IN THOUSANDS)
Short-term ARMs:
  COFI..........................  $30,283,843         48%        $32,108,461         53%
  MTA...........................    4,672,074          7           1,602,123          3
  CMT...........................    3,533,828          5           3,800,156          6
  Other.........................    2,977,595          5           4,553,499          7
                                  -----------        ---         -----------        ---
                                   41,467,340         65          42,064,239         69
Medium-term ARMs:
  MTA...........................    5,821,061          9           2,880,587          5
  CMT...........................    3,305,840          5           4,135,947          7
  COFI..........................      959,421          2           1,244,357          2
                                  -----------        ---         -----------        ---
                                   10,086,322         16           8,260,891         14
Fixed-rate mortgages............   11,996,814         19          10,597,311         17
                                  -----------        ---         -----------        ---
                                  $63,550,476        100%        $60,922,441        100%
                                  ===========        ===         ===========        ===
Number of real estate loans.....      514,607                        513,417

     Short-term ARMs reprice within a year or less. Medium-term ARMs have an initial fixed rate for more than one year and then convert to short-term ARMs.

     Loan originations were as follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                         -------------------------    --------------------------
                                          JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                            1998           1997          1998           1997
                                         -----------    ----------    -----------    -----------
                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
  SFR:
     Adjustable rate...................  $ 4,432,043    $4,643,521    $ 7,394,151    $ 7,275,248
     Fixed rate........................    4,131,102     1,493,062      8,095,834      2,862,512
                                         -----------    ----------    -----------    -----------
                                           8,563,145     6,136,583     15,489,985     10,137,760

  SFR construction:
     Custom............................      292,694       238,371        445,414        406,713
     Builder...........................      212,524       150,876        362,006        308,045
                                         -----------    ----------    -----------    -----------
                                             505,218       389,247        807,420        714,758
  Apartment buildings..................      151,784       178,253        274,904        312,841
  Other commercial real estate.........      109,471       119,073        209,018        205,474
                                         -----------    ----------    -----------    -----------
                                           9,329,618     6,823,156     16,781,327     11,370,833
Manufactured housing...................       81,948        88,270        137,458        151,155
Second mortgage and other consumer.....      543,926       548,424        935,195        925,238
Consumer finance.......................      568,350       512,792      1,081,971        976,706
Commercial business....................      235,441       176,806        448,371        325,210
                                         -----------    ----------    -----------    -----------
                                         $10,759,283    $8,149,448    $19,384,322    $13,749,142
                                         ===========    ==========    ===========    ===========

     SFR originations by product type were as follows:

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30, 1998                     JUNE 30, 1998
                                        -------------------------------   --------------------------------
                                                     PERCENT    PERCENT                 PERCENT    PERCENT
                                                        OF        OF                       OF        OF
                                          AMOUNT     CATEGORY    TOTAL      AMOUNT      CATEGORY    TOTAL
                                        ----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
Short-term ARMs:
  MTA.................................  $2,028,824      90%        24%    $ 2,937,157      81%        19%
  COFI................................     196,867       9          2         519,888      14          4
  CMT.................................      18,292       1          *         151,843       4          1
  Other...............................      14,135       *          *          37,569       1          *
                                        ----------     ---        ---     -----------     ---        ---
                                         2,258,118     100%        26       3,646,457     100%        24
                                                       ===                                ===
Medium-term ARMs:
  MTA.................................   2,152,136      99%        26       3,337,489      89%        21
  CMT.................................      21,789       1          *         410,205      11          3
                                        ----------     ---        ---     -----------     ---        ---
                                         2,173,925     100%        26       3,747,694     100%        24
                                                       ===                                ===
Fixed-rate mortgages..................   4,131,102                 48       8,095,834                 52
                                        ----------                ---     -----------                ---
                                        $8,563,145                100%    $15,489,985                100%
                                        ==========                ===     ===========                ===

---------------
* Less than one percent

     The strong housing market and attractive interest rates led to record loan production which included a significant amount of refinance activity during the first six months of 1998. As a result of borrower preference for fixed-rate mortgages, the fixed-rate loan production accounted for 48% of total SFR originations in the second quarter of 1998 compared with 24% in the second quarter of 1997, and 52% of total SFR originations during the first six months of 1998 compared with 28% during the first six months of 1997.

     Interest-bearing liabilities. The Company uses customer deposits and wholesale borrowings to fund its operations. Due to increased market competition for customer deposits, the Company has increasingly relied on wholesale borrowings to fund its asset growth. The slight decrease in deposits from $50.99 billion to $50.46 billion reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. While time deposit accounts have declined as a percentage of total deposits, MMDAs and checking accounts have increased as a percentage of total deposits to 47%. These latter two products have the benefit of lower interest costs compared with time deposit accounts. Even though MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding.

     The Company's borrowings primarily take the form of federal funds purchased, commercial paper, reverse repurchase agreements and advances from the Federal Home Loan Banks ("FHLBs") of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

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

     Changes in the reserve for loan losses were as follows:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of period....................  $673,172    $688,016    $670,494    $677,141
Provision for loan losses.......................    46,405      49,999      91,748     103,809
Reserves added through business combinations....        --       2,647          --      10,908
Reserves transferred to MBS impairment..........        --     (16,505)         --     (16,505)
Reserves transferred to contingent liability....        --      (2,747)         --      (2,747)
Loans charged off:
  SFR...........................................    (9,859)    (29,075)    (25,064)    (56,186)
  SFR construction..............................      (362)         --        (362)         --
  Commercial real estate........................    (2,632)     (8,930)     (6,255)    (14,279)
  Manufactured housing, second mortgage and
     other consumer.............................    (5,515)     (4,606)    (12,095)     (9,252)
  Consumer finance..............................   (21,588)    (19,414)    (43,693)    (38,653)
  Commercial business...........................      (884)       (181)     (1,915)       (306)
                                                  --------    --------    --------    --------
                                                   (40,840)    (62,206)    (89,384)   (118,676)

Recoveries of loans previously charged off:
  SFR...........................................       314         270         733         548
  SFR construction..............................        --          69          --          69
  Commercial real estate........................       140         429         798         867
  Manufactured housing, second mortgage and
     other consumer.............................       524       1,726         909       2,098
  Consumer finance..............................     4,669       4,321       8,942       8,460
  Commercial business...........................        52          38         196          85
                                                  --------    --------    --------    --------
                                                     5,699       6,853      11,578      12,127
                                                  --------    --------    --------    --------
Net charge offs.................................   (35,141)    (55,353)    (77,806)   (106,549)
                                                  --------    --------    --------    --------
Balance, end of period..........................  $684,436    $666,057    $684,436    $666,057
                                                  ========    ========    ========    ========

     An analysis of the reserve for loan losses was as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate....................................  $ 74,511     $ 84,969
  Commercial business.......................................     9,346        3,277
  Builder construction......................................     1,919        2,207
                                                              --------     --------
                                                                85,776       90,453
Unallocated reserves........................................   598,660      580,041
                                                              --------     --------
                                                              $684,436     $670,494
                                                              ========     ========
Total reserve for loan losses as a percentage of:
  Annualized net charge offs................................       440%         335%
  Nonaccrual loans..........................................       116          111
  Nonperforming assets......................................        89           83

     The Company considers the reserve for loan losses of $684.4 million adequate to cover losses inherent in the loan portfolio at June 30, 1998. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the

Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

     In addition to reviewing the adequacy of the reserve for loan losses, management also reviews any loan pool where the Company has a recourse obligation. At June 30, 1998, the Company held in its investment portfolio $13.71 billion of securitized loans with recourse. The related impairment totaled $38.9 million at June 30,1998.

     The Company also maintains a contingent liability to cover potential losses on recourse MBS and loans that have been sold with recourse to third parties. At June 30, 1998, the Company had sold $1.70 billion of recourse MBS and loans sold with recourse, and the contingent liability totaled $7.3 million, which the Company considers adequate to cover estimated future losses.

     The impairment and contingent liability are evaluated periodically and any subsequent adjustments are recorded as a write down of loans securitized and retained.

     Nonperforming Assets. Assets considered to be nonperforming include nonaccrual loans and securities, foreclosed assets and real estate held for investment purposes that does not generate sufficient income to meet return on investment criteria. When loans securitized or sold on a recourse basis are nonperforming, they are included in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectable in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due.

     Nonperforming assets were $768.6 million or 0.74% of total assets at June 30, 1998 compared with $806.6 million or 0.83% of total assets at December 31, 1997.

     Nonperforming assets consisted of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Real estate loans:
     SFR....................................................  $477,428      $469,127
     SFR construction.......................................    11,597        10,413
     Apartment buildings....................................    15,854        17,296
     Other commercial real estate...........................     5,715        25,825
                                                              --------      --------
                                                               510,594       522,661
  Manufactured housing......................................    10,736        11,127
  Second mortgage and other consumer........................    14,088        14,071
  Consumer finance..........................................    51,059        50,930
  Commercial business.......................................     2,039         2,585
                                                              --------      --------
                                                               588,516       601,374
Foreclosed assets...........................................   180,108       205,272
                                                              --------      --------
                                                              $768,624      $806,646
                                                              ========      ========
Nonperforming assets as a percentage of total assets........      0.74%         0.83%

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

     A conventional measure of interest rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            -----------    ------------
                                                              (DOLLARS IN THOUSANDS)
Interest-sensitive assets.................................  $78,709,513    $74,938,422
Derivative instruments designated against assets..........      300,000        500,000
Interest-sensitive liabilities............................  (78,429,358)   (70,204,799)
Derivative instruments designated against liabilities.....    2,303,800      1,078,400
                                                            -----------    -----------
  Net asset sensitivity...................................  $ 2,883,955    $ 6,312,023
                                                            ===========    ===========
One-year gap..............................................         2.79%          6.51%

     While the one-year gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. The Company uses financial modeling to forecast earnings under different interest rate projections. Although this modeling is very helpful in managing interest rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

Asset and Liability Strategy

     The Company's asset/liability strategy is to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. The implementation of strategies to reduce interest rate risk, however, generally has a negative effect on earnings. Nevertheless, rising interest rates or a flat yield curve adversely affect the Company's operations. Management tries to balance these two factors in administering its interest rate risk program. As part of this strategy, the Company actively manages asset and liability maturities. An inherent characteristic of the Company's deposit structure is customers' preference for liquidity. This is apparent from the fact that at June 30, 1998 the Company's MMDAs accounted for $11.81 billion or 23% of total deposits, and time deposit accounts with maturities less than one year totaled $23.01 billion or 46% of total deposits. Because its principal funding source of deposits is interest rate sensitive, the Company's primary asset strategy is to originate and retain ARMs in the portfolio. During the first six months of 1998 and 1997, the Company either sold or securitized and then sold the majority of the fixed-rate loans it originated, while retaining most of its ARM production. At June 30, 1998, 84% of the Company's total MBS portfolio and 73% of the Company's total loan portfolio had adjustable rates.

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

     Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At June 30, 1998, the Company had substantial liquidity compared with its established guidelines.

     WMB monitors its liquidity position as measured by certain predetermined ratios established by the FDIC as benchmarks for liquidity management. At June 30, 1998, WMB's ratios were above the minimums established by its Board of Directors. Regulations promulgated by the OTS require that the Company's federal savings banks maintain, for each calendar month, certain liquidity ratios. At June 30, 1998, each of the Company's federal savings banks' liquidity ratios was in excess of the regulatory minimums.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the first six months of 1998 of $517.7 million, $150.5 million for noncash items and $798.5 million of other net cash flows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the first six months of 1998, cash flows from investing activities included sales and principal payments on securities and loans held for investment totaling $4.04 billion. Loans originated and purchased for investment required $3.90 billion, and $6.85 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, and also the issuance of long-term debt. For the first six months of 1998, the above mentioned financing activities increased cash and cash equivalents by $6.49 billion on a net basis. Cash and cash equivalents were $1.04 billion at June 30, 1998. See "Consolidated Financial
Statements -- Consolidated Statements of Cash Flows."

     At June 30, 1998, the Company was in a position to obtain approximately $33.76 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale sources.

CAPITAL ADEQUACY

     The Company's capital (stockholders' equity) was $5.64 billion at June 30, 1998 and $5.31 billion at December 31, 1997. At the end of second quarter 1998, the ratio of capital to total assets was 5.45% compared with 5.47% at December 31, 1997.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                JUNE 30, 1998
                                           ------------------------    WELL-CAPITALIZED
                                           WMBFA     WMB     WMBFSB        MINIMUM
                                           -----    -----    ------    ----------------
Capital ratios:
  Leverage...............................   5.87%    5.60%    6.76%          5.00%
  Tier 1 risk-based......................  10.12    10.32    11.55           6.00
  Total risk-based.......................  11.55    11.03    12.81          10.00

     The Company's federal savings bank subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb each satisfied these requirements at June 30, 1998.

     The Company's securities subsidiaries are also subject to capital requirements. At June 30, 1998, all of Washington Mutual's securities subsidiaries were in compliance with their applicable capital requirements.

IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

     SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial position of the Company. SFAS No. 130 was adopted on January 1, 1998. See "Consolidated Financial Statements -- Note 3: Comprehensive Income."

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted on January 1, 1998. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. This statement is not expected to have a material impact on the results of operations or financial position of the Company.

     SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits was issued February 1998 and standardizes the annual disclosure requirements for pensions and other postretirement benefits. This statement does not affect the results of operations or financial position of the Company. SFAS No. 132 was adopted as of January 1, 1998.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The impact of the adoption of the provisions of this statement on the results of operations or the financial position of the Company has not been determined.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     Washington Mutual, Inc. has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Washington Mutual, Inc. held its annual meeting of shareholders on April 21, 1998. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

                                                         VOTES         VOTES       ABSTENTIONS AND
                                                          FOR         AGAINST         NON-VOTES
                                                       ----------    ----------    ---------------
1. The election of seven directors set forth below:

   Samuel B. McKinney (term ending 1999).............  200,540,466                    1,517,194
   Willis B. Wood (term ending 2000).................  200,629,239                    1,428,421
   John W. Ellis (term ending 2001)..................  200,552,361                    1,505,299
   Anne V. Farrell (term ending 2001)................  200,623,303                    1,434,357
   Stephen E. Frank (term ending 2001)...............  200,624,176                    1,433,484
   William P. Gerberding (term ending 2001)..........  200,515,372                    1,542,288
   Enrique Hernandez, Jr. (term ending 2001).........  200,612,606                    1,445,054

2. Amendment and Restatement of the 1994 Stock Option
   Plan..............................................  156,959,081   44,322,462         776,118

3. Ratification of Deloitte & Touche LLP as
   independent auditors..............................  201,559,560      191,640         306,461

ITEM 5. OTHER INFORMATION

     A shareholder who intends to present a proposal at the Company's next annual meeting, other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, must provide the Company notice of such intention by at least February 1, 1999 or management of the Company will have discretionary voting authority at the 1999 annual meeting with respect to such proposal without any discussion of the matter in the Company's proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     See Index of Exhibits on page 24.

     (b) REPORTS ON FORM 8-K

     During the second quarter of 1998, WMI filed reports on Form 8-K dated June 1, 1998, June 4, 1998, as amended June 18, 1998, June 10, 1998 and June 12,
1998. The June 1 report filed, pursuant to Item 7 of the report, copies of slides presented to investors at a conference on May 27, 1998. The June 4 report filed, as amended June 18, 1998 pursuant to Item 7 of the report, copies of slides presented to investors at a conference on June 3, 1998. The June 10 report disclosed, pursuant to Item 5 of the report, the WMI Board of Directors' adoption of resolutions to effect a 3-for-2 split of WMI's common stock, no par value per share, in the form of a stock dividend. The June 12 report filed, pursuant to Item 7 of the report, copies of slides presented to investors at a conference on June 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.

                                          WASHINGTON MUTUAL, INC.

                                          By: /s/ FAY L. CHAPMAN
                                            ------------------------------------
                                            Fay L. Chapman
                                            Executive Vice President

                                          By: /s/ RICHARD M. LEVY
                                            ------------------------------------
                                            Richard M. Levy
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS

EXHIBIT NO.
-----------
    3.1      Restated Articles of Incorporation of the Registrant, as
             amended (Incorporated by reference to the Washington Mutual,
             Inc. Annual Report on Form 10-K for the year ended December
             31, 1997, as amended on April 1, 1998. File No. 0-25188).
    3.2      By-laws of the Registrant (Incorporated by reference to the
             Washington Mutual, Inc. Annual Report on Form 10-K for the
             year ended December 31, 1995. File No. 0-25188).
    4.1      Rights Agreement dated October 16, 1990 (Incorporated by
             reference to the Washington Mutual, Inc. Current Report on
             Form 8-K dated November 29, 1994. File No. 0-25188).
    4.2      Amendment No. 1 to Rights Agreement dated October 16, 1990
             (Incorporated by reference to the Washington Mutual, Inc.
             Current Report on Form 8-K dated November 29, 1994. File No.
             0-25188).
    4.3      The registrant agrees to furnish the Securities and Exchange
             Commission, upon request, with copies of all instruments
             defining the rights of holders of long-term debt of
             registrant and its consolidated subsidiaries.
   27.1      Financial Data Schedule.
   27.2      Amended Financial Data Schedule for the period ended March
             31, 1998.