Form 10-Q
period 1998-09-30
WASHINGTON MUTUAL INC
filed 1998-11-16
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark One)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 1998.

                                       or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from __________ to __________.

                         Commission file number: 0-25188

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the issuer's classes of common stock as of October 31, 1998.

                           Common Stock - 593,252,788

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                                     PART I

Item 1.  Financial Statements:
         Consolidated Statements of Income--
           Three and nine months ended September 30, 1998 and 1997..............   2
         Consolidated Statements of Financial Position--
           September 30, 1998 and December 31, 1997.............................   3
         Consolidated Statements of Stockholders' Equity--
           Nine months ended September 30, 1998 and 1997........................   4
         Consolidated Statements of Cash Flows--
           Nine months ended September 30, 1998 and 1997........................   5
         Notes to Consolidated Financial Statements.............................   7

Item 2.  Management's Discussion and Analysis of Financial Position and
           Results of Operations:
             General............................................................  10
             Results of Operations..............................................  10
             Review of Financial Position.......................................  15
             Asset Quality......................................................  18
             Market Risk and Asset/Liability Management.........................  21
             Liquidity..........................................................  22
             Capital Adequacy...................................................  23

                                     PART II

Item 1.  Legal Proceedings......................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders....................  24

Item 6.  Exhibits and Reports on Form 8-K.......................................  24

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

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

      Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. All significant intercompany transactions and balances have been eliminated. When Washington Mutual, Inc. ("Washington Mutual" or the "Company") acquires a company through a material pooling of interests, current and prior period financial statements are restated to include the accounts of merged companies. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the mergers. The financial information of Washington Mutual contained herein has not been restated for the merger with H.F. Ahmanson & Company ("Ahmanson"), which was effective on October 1, 1998.

      The information included in this Form 10-Q should be read in conjunction with Washington Mutual's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. Interim results are not necessarily indicative of results for a full year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------    ------------------------
                                                    1998         1997           1998         1997
                                                -----------  -----------    -----------  -----------
                                                  (dollars in thousands, except per share amounts)
INTEREST INCOME
  Loans                                         $1,407,008   $1,320,754     $4,154,969   $3,826,055
  Available-for-sale securities                    256,724      230,337        710,358      773,559
  Held-to-maturity securities                      216,426      136,027        678,558      305,084
  Cash equivalents and other                        31,669       41,435         95,331      109,620
                                                ----------   ----------     ----------   ----------
    Total interest income                        1,911,827    1,728,553      5,639,216    5,014,318
                                                ----------   ----------     ----------   ----------
INTEREST EXPENSE
  Deposits                                         512,662      547,798      1,540,445    1,629,078
  Borrowings                                       683,024      525,104      1,943,285    1,416,662
                                                ----------   ----------     ----------   ----------
    Total interest expense                       1,195,686    1,072,902      3,483,730    3,045,740
                                                ----------   ----------     ----------   ----------
Net interest income                                716,141      655,651      2,155,486    1,968,578
Provision for loan losses                           35,250       52,131        126,998      155,940
                                                ----------   ----------     ----------   ----------
Net interest income after provision for
  loan losses                                      680,891      603,520      2,028,488    1,812,638
                                                ----------   ----------     ----------   ----------
OTHER INCOME
  Depositor and other retail banking fees          121,082       92,431        319,042      267,409
  Loan servicing income                             16,283       22,066         49,729       65,150
  Loan related income                               17,679       14,431         52,106       38,663
  Securities fees and commissions                   39,135       39,988        118,155      116,132
  Insurance fees and commissions                    12,497       13,356         36,349       40,270
  Mortgage banking gains (losses)                   26,551      (89,173)        69,644      (76,707)
  Gain on sale of other assets                       8,455        6,691         25,318       17,697
  Write down of loans securitized and retained      (8,234)      (7,744)       (18,371)     (20,166)
  Other operating income                            13,238       19,067         38,360       39,063
                                                ----------   ----------     ----------   ----------
    Total other income                             246,686      111,113        690,332      487,511
                                                ----------   ----------     ----------   ----------
OTHER EXPENSE
  Salaries and employee benefits                   205,444      198,038        600,444      598,417
  Occupancy and equipment                           76,047       80,871        227,260      239,718
  Telecommunications and outsourced
    information services                            51,141       40,137        153,114      126,210
  Regulatory assessments                             9,102        8,822         27,457       26,026
  Transaction-related expense                       20,465      366,860         53,588      424,886
  Amortization of intangible assets arising
    from acquisitions                               13,733       16,387         40,761       47,833
  Foreclosed asset (income) expense                 (9,546)       5,166         (5,945)       9,710
  Other operating expense                          122,996      109,685        337,577      320,454
                                                ----------   ----------     ----------   ----------
    Total other expense                            489,382      825,966      1,434,256    1,793,254
                                                ----------   ----------     ----------   ----------
Income (loss) before income taxes                  438,195     (111,333)     1,284,564      506,895
  Income taxes                                     159,911       11,313        480,564      250,093
  Provision for payments in lieu of taxes            3,987        4,308         11,961       12,924
                                                ----------   ----------     ----------   ----------
NET INCOME (LOSS)                               $  274,297   $ (126,954)    $  792,039   $  243,878
                                                ==========   ==========     ==========   ==========
Net income (loss) attributable to common stock  $  273,028   $ (132,883)    $  788,096   $  226,091
                                                ==========   ==========     ==========   ==========
Net income (loss) per common share:
  Basic                                              $0.73       $(0.36)         $2.10        $0.62
  Diluted                                             0.73        (0.36)          2.10         0.62


                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)

                                                           September 30,         December 31,
                                                                1998                 1997
                                                           -------------         -------------
                                                                  (dollars in thousands)
ASSETS
  Cash                                                     $   1,313,409         $   1,285,222
  Cash equivalents                                                40,750               275,668
  Investments:
    Trading securities                                            38,452                23,364
    Available-for-sale securities, amortized cost
        $18,284,691 and $11,258,232:
        Mortgage-backed securities ("MBS")                    17,899,773            10,188,107
        Investment securities                                    556,209             1,185,815
    Held-to-maturity securities, fair value $11,240,535
      and $12,699,653:
      MBS                                                     11,283,139            12,659,217
      Investment securities                                      130,790               120,397
                                                           -------------         -------------
        Total investments                                     29,908,363            24,176,900
                                                           -------------         -------------
  Loans:
    Loans held in portfolio                                   72,010,875            67,124,935
    Loans held for sale                                        1,083,435               685,716
    Reserve for loan losses                                     (686,156)             (670,494)
                                                           -------------         -------------
      Total loans                                             72,408,154            67,140,157
                                                           -------------         -------------
  Investment in Federal Home Loan Banks ("FHLBs")              1,408,871             1,059,491
  Foreclosed assets                                              157,500               205,272
  Premises and equipment                                       1,077,958               937,198
  Intangible assets arising from acquisitions                    316,398               356,650
  Mortgage servicing rights                                      262,340               215,360
  Other assets                                                 1,465,323             1,329,181
                                                           -------------         -------------
    Total assets                                           $ 108,359,066         $  96,981,099
                                                           =============         =============
LIABILITIES
  Deposits:
    Checking accounts                                      $   8,133,689         $   7,914,375
    Savings accounts and money market deposit accounts        17,033,630            14,940,045
     Time deposit accounts                                    25,391,716            28,131,597
                                                           -------------         -------------
      Total deposits                                          50,559,035            50,986,017
                                                           -------------         -------------
  Federal funds purchased and commercial paper                 4,448,523             2,928,282
  Securities sold under agreements to
    repurchase ("reverse repurchase agreements")              13,991,989            12,279,040
  Advances from FHLBs                                         26,795,229            20,301,963
  Other borrowings                                             3,288,679             3,489,362
  Other liabilities                                            3,474,624             1,687,364
                                                           -------------         -------------
    Total liabilities                                        102,558,079            91,672,028
                                                           -------------         -------------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value,
    liquidation preference, 10,000,000
    shares authorized - none and 4,722,500
    shares issued and outstanding                                     --               118,063
  Common stock, no par value, 1,600,000,000
     shares authorized - 387,599,422 and
    386,340,027 shares issued and outstanding                         --                    --
  Capital surplus - common stock                               1,975,074             1,943,294
  Accumulated other comprehensive income                         159,488               134,610
  Retained earnings                                            3,666,425             3,113,104
                                                           -------------         -------------
    Total stockholders' equity                                 5,800,987             5,309,071
                                                           -------------         -------------
      Total liabilities and stockholders' equity           $ 108,359,066         $  96,981,099
                                                           =============         =============


                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                   1998                1997
                                                                                -----------         -----------
                                                                                     (dollars in thousands)
PREFERRED STOCK
  Balance, beginning of period                                                  $   118,063         $   283,063
  Redemption of Preferred Stock, Series C                                           (68,813)                 --
  Redemption of Preferred Stock, Series E                                           (49,250)                 --
                                                                                -----------         -----------
  Balance, end of period                                                                 --             283,063

CAPITAL SURPLUS - COMMON STOCK
  Balance, beginning of period                                                    1,943,294           1,664,870
  Common stock issued through stock options, restricted stock grants and
    employee stock plans, including tax benefits                                     31,546             311,278
  Common stock issued under dividend reinvestment plan                                  234                 847
  Common stock acquired                                                                  --             (32,016)
                                                                                -----------         -----------
  Balance, end of period                                                          1,975,074           1,944,979

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                                      134,610             118,625
  Other comprehensive income                                                         24,878              47,638
                                                                                -----------         -----------
  Balance, end of period                                                            159,488             166,263

RETAINED EARNINGS
  Balance, beginning of period                                                    3,113,104           2,926,530
  Net income                                                                        792,039             243,878
  Minimum pension liability adjustment                                               (2,504)                 --
  Cash dividends declared on preferred stock                                         (3,943)            (17,787)
  Cash dividends declared on common stock                                          (232,271)           (201,722)
  Common stock issued and other miscellaneous transactions                               --              (8,099)
                                                                                -----------         -----------
  Balance, end of period                                                          3,666,425           2,942,800
                                                                                -----------         -----------
    Total stockholders' equity                                                  $ 5,800,987         $ 5,337,105
                                                                                ===========         ===========

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                   1998                1997
                                                                                -----------         -----------
                                                                                (number of shares in thousands)
PREFERRED STOCK
  Balance, beginning of period                                                        4,723               5,383
  Redemption of Preferred Stock, Series C                                            (2,753)                 --
  Redemption of Preferred Stock, Series E                                            (1,970)                 --
                                                                                -----------         -----------
  Balance, end of period                                                                 --               5,383
                                                                                ===========         ===========
COMMON STOCK
  Balance, beginning of period                                                      386,340             250,231
  Common stock issued through stock options,
     restricted stock grants and
     employee stock plans, including tax benefits                                     1,254               7,833
  Common stock issued under dividend reinvestment plan                                    5                  20
  Common stock acquired                                                                  --                (908)
                                                                                -----------         -----------
  Balance, end of period                                                            387,599             257,176
                                                                                ===========         ===========

                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                   1998                 1997
                                                                                -----------         -----------
                                                                                     (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $   792,039         $   243,878
  Adjustments to operating activities:
    Provision for loan losses                                                       126,998             155,940
    Mortgage banking (gains) losses                                                 (69,644)             76,707
    Gain on sale of other assets                                                    (25,318)            (17,697)
    Depreciation and amortization                                                    89,345             133,182
    Stock dividends from FHLBs                                                      (58,179)            (46,686)
    Transaction-related (accrual reversal) expense                                  (37,448)            278,751
    Decrease in trading securities                                                   96,978               1,647
    Origination of loans held for sale                                           (5,840,878)         (2,719,142)
    Proceeds from sales of loans held for sale                                    8,786,241           3,248,089
    Increase in other assets                                                        (74,181)           (183,746)
    Decrease in other liabilities                                                  (370,257)           (269,261)
                                                                                -----------         -----------
      Net cash provided by operating activities                                   3,415,696             901,662

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                     (9,301,106)         (2,004,161)
  Principal payments and maturities of available-for-sale securities              2,718,765           1,754,288
  Sales of available-for-sale securities                                          1,373,072           1,963,165
  Purchases of held-to-maturity securities                                          (13,079)            (27,550)
  Principal payments and maturities of held-to-maturity securities                2,006,193             285,827
  Increase in loans                                                              (9,225,283)        (10,666,115)
  Proceeds from sale of foreclosed assets                                           248,610             292,537
  Purchases of premises and equipment, net                                         (204,409)            (83,605)
                                                                                -----------         -----------
      Net cash used by investing activities                                     (12,397,237)         (8,485,614)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in deposits                                                             (426,982)         (1,374,097)
  Increase in annuities                                                                  --               5,956
  Increase in federal funds purchased and commercial paper                        1,520,241           2,093,792
  Increase (decrease) in short-term reverse repurchase agreements                 1,783,804          (3,125,862)
  Proceeds from long-term reverse repurchase agreements                           1,146,205           7,195,188
  Repayments on long-term reverse repurchase agreements                          (1,215,591)         (4,408,407)
  Proceeds from FHLBs advances                                                   39,871,933          39,443,154
  Repayments on FHLBs advances                                                  (33,379,116)        (32,813,109)
  (Repayments on) proceeds from other borrowings                                   (200,683)             90,035
  Cash dividends paid                                                              (236,214)           (219,509)
  Redemption of preferred stock                                                    (118,063)                 --
  Common stock repurchased                                                               --             (32,016)
  Other capital transactions                                                         29,276             304,026
                                                                                -----------         -----------
      Net cash provided by financing activities                                   8,774,810           7,159,151
                                                                                -----------         -----------
  Decrease in cash and cash equivalents                                            (206,731)           (424,801)
  Cash and cash equivalents, beginning of period                                  1,560,890           1,665,355
                                                                                -----------         -----------
  Cash and cash equivalents, end of period                                      $ 1,354,159         $ 1,240,554
                                                                                ===========         ===========


                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        -------------------------------
                                                                           1998                 1997
                                                                        -----------         -----------
                                                                             (dollars in thousands)
NONCASH INVESTING ACTIVITIES
  Loans held for sale originated to refinance existing loans            $ 3,273,438         $   760,817
  Trade date purchases not yet settled                                    2,178,226             703,088
  Loans held in portfolio originated to refinance existing loans          1,402,902             326,064
  Loans exchanged for MBS                                                   647,020           2,710,300
  Trade date sales not yet settled                                          272,589             157,207
  Real estate acquired through foreclosure                                  242,220             336,325
  Loans exchanged for trading securities                                    107,544                  --
  Loans originated to facilitate the sale of foreclosed assets               41,382              64,862
  Reserves transferred to contingent liability                                  833               2,747
  Transfer to held-to-maturity securities                                        --           4,359,814
  Loans transferred to loans held for sale                                       --           1,236,796
  Reserves transferred to MBS impairment                                         --              16,505

CASH PAID DURING THE PERIOD FOR
  Interest on borrowings                                                  1,736,201           1,347,919
  Interest on deposits                                                    1,527,974           1,623,707
  Income taxes                                                              543,017             194,866


                 See Notes to Consolidated Financial Statements

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  EARNINGS PER SHARE ("EPS")

      Basic EPS excludes dilution and is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      Information used to calculate EPS was as follows:

                                                                  Three Months Ended September 30,
                                        -----------------------------------------------------------------------------------
                                                           1998                                     1997
                                        -----------------------------------------  ----------------------------------------
                                           Income             Shares    Per Share    Income         Shares        Per Share
                                         (numerator)      (denominator)  Amounts   (numerator)     (denominator)   Amounts
                                        -------------      -----------  ---------  -----------     -------------  ---------
                                                         (dollars in thousands, except per share amounts)
Basic EPS:
  Net income (loss)                     $     274,297                             $    (126,954)
  Less: preferred stock dividends              (1,269)                                   (5,929)
                                        -------------                             -------------
  Income (loss) attributable to
    common shareholders                       273,028      375,361,082    $0.73        (132,883)     370,959,425    $  (0.36)
Diluted EPS:
  Effect of dilutive securities:
    Stock options                                  --        1,015,334                       --        1,529,020
                                        -------------      -----------            -------------      -----------
  Income (loss) attributable to
    common shareholders and
    assumed conversions                 $     273,028      376,376,416    $0.73   $    (132,883)     372,488,445    $  (0.36)
                                        =============      ===========            =============      ===========


                                                                  Nine Months Ended September 30,
                                      --------------------------------------------------------------------------------------
                                                        1998                                         1997
                                      ---------------------------------------    -------------------------------------------
                                         Income          Shares     Per Share       Income            Shares       Per Share
                                      (numerator)     (denominator)  Amounts      (numerator)      (denominator)    Amounts
                                      -----------     ------------  ---------    -------------     -------------   ---------
                                                         (dollars in thousands, except per share amounts)
Basic EPS:
  Net income                           $  792,039                                $     243,878
  Less:  preferred stock dividends         (3,943)                                     (17,787)
                                       ----------                                -------------
  Income attributable to
    common shareholders                   788,096      374,879,413    $   2.10         226,091       365,854,485      $0.62
Diluted EPS:
  Effect of dilutive securities:
    Stock options                              --        1,237,622                          --         1,369,254
                                       ----------      -----------               -------------     -------------
  Income attributable to
    common shareholders and
    assumed conversions                $  788,096      376,117,035    $   2.10   $     226,091       367,223,739      $0.62
                                       ==========      ===========               =============     =============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 2:  COMPREHENSIVE INCOME

      Washington Mutual adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and nine months ended September 30, 1998 and 1997, the Company's comprehensive income (loss) was as follows:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                               ------------------------    -------------------------
                                                  1998         1997           1998          1997
                                               -----------  -----------    -----------  ------------
                                                               (dollars in thousands)
Net income (loss)                               $274,297     $(126,954)     $792,039      $243,878
Other comprehensive income                        15,317        85,277        24,878        47,638
                                                --------     ---------      --------      --------
  Total comprehensive income (loss)             $289,614     $ (41,677)     $816,917      $291,516
                                                ========     =========      ========      ========

NOTE 3:  THE AHMANSON MERGER

      On March 17, 1998, Washington Mutual and Ahmanson announced the signing of a definitive merger agreement. The merger was approved by the shareholders of both companies at special meetings held on August 28, 1998. Holders of Washington Mutual common stock and holders of Washington Mutual preferred stock also approved an amendment to Washington Mutual's Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 shares to 1,600,000,000 shares. The merger was approved by the Office of Thrift Supervision in September 1998.

      The merger was effective on October 1, 1998 and was accounted for as a pooling of interests. Each share of Ahmanson common stock was converted into the right to receive 1.68 shares of Washington Mutual common stock with cash paid in lieu of fractional shares. In connection with the merger, approximately 205,582,840 shares of Washington Mutual common stock were issued. On
October 3, 1998, the Company merged Ahmanson's banking subsidiary, Home Savings of America, FSB, into Washington Mutual Bank, FA.

NOTE 4:  STOCKHOLDERS' EQUITY

      On September 16, 1998, the Company redeemed its Series E preferred stock at a price equal to $25 per share plus accrued and unpaid dividends. The preferred issue carried a dividend rate of 7.6% and was issued in September 1993.

NOTE 5:  OTHER BORROWINGS

      Other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $800.0 million aggregate principal amount of subordinated deferrable interest debentures of the Company as of September 30, 1998 and December 31, 1997.

NOTE 6:  IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted by the Company on January 1, 1998. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. This statement does not affect the results of operations or financial position of the Company.

      SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," was issued in February 1998 and standardizes the annual disclosure requirements for pensions and other postretirement benefits. This statement does not affect the results of operations or financial position of the Company. SFAS No. 132 was adopted by the Company as of January 1, 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal years beginning after June 15, 1999. The impact of the adoption of the provisions of this statement on the results of operations or the financial position of the Company has not yet been determined.

      SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified in accordance with SFAS No. 115 as either trading, available for sale or held to maturity according to the Company's intent unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial position of the Company.

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

      THE KEYSTONE TRANSACTION. In December 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into Washington Mutual and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company.

      THE GREAT WESTERN MERGER. On July 1, 1997, Great Western Financial Corporation ("GWFC") merged with and into New American Capital, Inc. ("NACI"), a wholly-owned subsidiary of the Company, and all of the subsidiaries of GWFC, including Great Western Bank, a Federal Savings Bank ("GWB") and Aristar, Inc. ("Aristar") became subsidiaries of NACI. On October 1, 1997, GWB was merged with and into ASB; simultaneously, the name of ASB was changed to Washington Mutual Bank, FA.

      THE AHMANSON MERGER. On October 1, 1998, H.F. Ahmanson & Company ("Ahmanson") merged with and into Washington Mutual. On October 3, 1998, Ahmanson's banking subsidiary, Home Savings of America, FSB, was merged with and into WMBFA.

RESULTS OF OPERATIONS

      OVERVIEW. The Company's net income for the third quarter of 1998 was $274.3 million, compared with a net loss of $127.0 million for the third quarter of 1997. For the nine months ended September 30, 1998, net income was $792.0 million, compared with $243.9 million for the nine months ended September 30, 1997. Net income for the periods in both years was reduced by transaction-related expenses in connection with the GWFC merger and the results for 1998 also included transaction-related expenses for the Ahmanson merger. For the third quarter of 1998 and 1997, pretax charges for transaction-related expenses totaled $20.5 million and $366.9 million. For the nine months ended September 30, 1998 and 1997, pretax charges for transaction-related expenses totaled $53.6 million and $424.9 million.

      NET INTEREST INCOME. Net interest income for the third quarter of 1998 was $716.1 million, a 9% increase from $655.7 million in the third quarter of 1997. The increase was due to a 12% rise in average interest-earning assets to $100.54 billion from $89.97 billion in the third quarter of 1997. The net interest spread, however, declined to 2.70% in the third quarter of 1998 from 2.76% in the third quarter of 1997. The 9% increase in net interest income for the nine months ended September 30, 1998 to $2.16 billion was also due to a rise in average interest-earning assets.

      The net interest spread declined to 2.74% in the nine months ended September 30, 1998 from 2.83% in the nine months ended September 30, 1997. To a certain extent, the Company's net interest spread is affected by changes in the yield curve. During the third quarter of 1998, the difference between the yield on a three-month U.S. Treasury bill and a 10-year U.S. Government note averaged 26 basis points, compared with 106 basis points for the same period a year earlier. During the nine months ended September 30, 1998, the difference between the yield on a three-month U.S. Treasury bill and a 10-year U.S. Government note averaged 39 basis points, compared with 132 basis points for the same period a year earlier.

      Selected average financial balances and the net interest spread and margin were as follows:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                               -------------------------    --------------------------
                                                   1998         1997            1998         1997
                                               ------------ ------------    ------------ -------------
                                                                (dollars in thousands)
Selected Average Balances:
  Loans                                        $ 71,417,642  $67,037,118    $ 69,809,714   $64,647,077
  Investments                                    29,124,944   22,935,483      28,466,636    22,428,951
                                               ------------  -----------    ------------   -----------
    Total interest-earning assets               100,542,586   89,972,601      98,276,350    87,076,028

  Deposits                                       50,407,583   51,670,233      50,738,940    52,004,850
  Borrowings                                     46,360,159   35,061,690      44,083,025    31,904,807
                                               ------------  -----------    ------------   -----------
    Total interest-bearing liabilities           96,767,742   86,731,923      94,821,965    83,909,657

  Total assets                                  103,944,145   93,764,401     101,845,313    90,386,754
  Stockholders' equity                            5,719,128    5,358,598       5,528,083     5,161,239

Weighted Average Interest Rates:
  Yield on loan portfolio                           7.87%        7.86%           7.94%         7.89%
  Yield on investment portfolio                     6.93         7.11            6.95          7.06

    Yield on interest-earning assets                7.60         7.67            7.65          7.68

  Cost of deposits                                  4.03         4.21            4.06          4.19
  Cost of borrowings                                5.85         5.94            5.89          5.94

    Cost of interest-bearing liabilities            4.90         4.91            4.91          4.85

  Net interest spread                               2.70         2.76            2.74          2.83
  Net interest margin                               2.88         2.94            2.92          3.00

  The net interest spread is the difference between the Company's yield on its loan and investment portfolios and its cost of deposits and borrowings. The net interest margin measures the Company's annualized net interest income as a percentage of average interest-earning assets.

  OTHER INCOME. Other income was $246.7 million and $690.3 million for the three and nine months ended September 30, 1998 compared with $111.1 million and $487.5 million for the same periods in 1997.

  Depositor and other retail banking fees of $121.1 million and $319.0 million for the three and nine months ended September 30, 1998 increased from $92.4 million and $267.4 million for the same periods in 1997. The increase reflected an increase in the volume of nonsufficient funds charges and overdraft protection charges on checking accounts and money market deposit accounts ("MMDAs"). There was also an increase in the number of such accounts since September 1997.

  Contributing to the decline in loan servicing income for the three and nine months ended September 30, 1998 was an increase in the amortization of mortgage servicing rights. The increased amortization was related to the higher rate of prepayments in the loan servicing portfolio. The amortization of mortgage servicing rights increased from $28.3 million for the nine months ended September 30, 1997 to $42.3 million for the same period in 1998.

  Higher prepayment activity generated by the declining interest-rate environment also resulted in an increase in prepayment fees, which are included in loan related income.

  Mortgage banking gains during the three and nine months ended September 30, 1998 were $26.6 million and $69.6 million, compared with net losses of $89.2 million and $76.7 million for the same periods in 1997. The Company's strategy is to sell the majority of its fixed-rate loan originations in the secondary market and during the three and nine months ended September 30, 1998, $2.65 billion and $8.72 billion of fixed-rate loans were sold. The relatively low interest-rate environment led to fixed-rate single family residential ("SFR") loan originations of $7.56 billion and $23.05 billion for the three and nine months ended September 30, 1998. Included in the third quarter and year-to-date losses during 1997 was a $100.0 million write down of loans securitized and held in the trading portfolio.

  The sale of other assets resulted in net gains of $8.5 million and $25.3 million for the three and nine months ended September 30, 1998, compared with $6.7 million and $17.7 million for the same periods in 1997. The increases in the 1998 periods were due to sales and calls of mortgage-backed and investment securities, as well as an increase in 1998 of $4.5 million in the valuation of securities held in the trading portfolio compared with the write down in 1997 discussed above. The first nine months of 1997 included a $4.2 million gain associated with the sale of branch premises at GWB.

  OTHER EXPENSE. Other expense totaled $489.4 million and $1.43 billion for the three and nine months ended September 30, 1998, compared with $826.0 million and $1.79 billion for the same periods in 1997.

  Salaries and employee benefits increased to $205.4 million and $600.4 million for the three and nine months ended September 30, 1998, compared with $198.0 million and $598.4 million for the three and nine months ended September 30, 1997, as a result of increased incentive compensation due to expanded loan originations. Full-time equivalent employees ("FTEs") were 19,499 at September 30, 1998, compared with 19,954 at September 30, 1997. The decrease in FTEs was primarily due to staff reductions in connection with the GWFC merger and restructuring plan. However, this decrease was partially offset by increased staffing levels throughout the Company to support its growth.

  As a result of merger activity, the Company recorded transaction-related expense of $20.5 million and $53.6 million for the three and nine months ended September 30, 1998, compared with $366.9 million and $424.9 million for the same periods in 1997. For the three and nine months ended September 30, 1998, the majority of the charges were for one-time nonrecurring incremental costs associated with combining entities, which are being expensed as incurred.

  These transaction-related charges were partially offset by reductions in the estimates of contract cancellation fees of $13.6 million, severance of $8.0 million and other accruals of $3.0 million, and from gains on the disposition of surplus real estate of $12.8 million during the first nine months of 1998. The reduction in estimates for contract cancellation fees was largely a result of maintaining certain contracts in place for longer periods than originally anticipated, thereby reducing the cancellation penalties. The reduction in severance estimates was primarily the result of more employees voluntarily terminating without severance than was originally estimated. All staff reductions related to the Keystone Holdings and GWFC mergers have been completed. The remaining severance accruals relate to installment payments to employees that have already departed. The gains from the disposition of surplus real estate were a result of the value of excess branch properties being higher than originally estimated due to increases in real estate values in Southern California.

  Reconciliation of the transaction-related expense and accrual activity was as follows:

                                                        Three Months                         Three Months       Three Months
                                                            Ended                               Ended               Ended
                                        June 30,        September 30,      September 30,     September 30,      September 30,
                                         1998               1998               1998              1998               1997
                                        Accrued        Activity Charged       Accrued           Period              Period
                                        Balance       Against Accrual(1)      Balance          Costs(2)             Costs
                                       ---------      ------------------   --------------    --------------     -------------
                                                                        (dollars in thousands)
Severance ...................          $  50,146           $(13,074)          $37,072          $   1,705           $122,933
Premises  and equipment .....             46,891            (14,095)           32,796             (9,539)           146,286
Legal, underwriting and other
  direct transaction costs ..                111                (35)               76                721             55,288
Contract cancellation costs .             18,744            (17,091)            1,653              1,155             33,207
Other .......................              6,738             (2,830)            3,908             26,423              9,146
                                       ---------           --------           -------          ---------           --------
                                       $ 122,630           $(47,125)          $75,505          $  20,465           $366,860
                                       =========           ========           =======          =========           ========

                                                          Nine Months                         Nine Months        Nine Months
                                                             Ended                               Ended              Ended
                                      December 31,       September 30,     September 30,     September 30,      September 30,
                                          1997               1998               1998              1998              1997
                                        Accrued        Activity Charged       Accrued            Period            Period
                                        Balance       Against Accrual(1)      Balance           Costs(2)            Costs
                                      ------------    ------------------   --------------    --------------     -------------
                                                                      (dollars in thousands)
Severance ...................          $  93,104           $ (56,032)          $37,072          $  (3,923)          $122,933
Premises and equipment ......             57,304             (24,508)           32,796            (12,789)           146,286
Legal, underwriting and other
  direct transaction costs ..                742                (666)               76              7,413            113,314
Contract cancellation costs .             33,699             (32,046)            1,653            (11,527)            33,207
Other .......................             11,243              (7,335)            3,908             74,414              9,146
                                       ---------           ---------           -------          ---------           --------
                                       $ 196,092           $(120,587)          $75,505          $  53,588           $424,886
                                       =========           =========           =======          =========           ========

----------

(1) Amounts include activity charged against the accrual, additional accruals and reversals of excess accruals.

(2)   Amounts include reversals of excess accruals.

  Telecommunications and outsourced information services expense of $51.1 million and $153.1 million for the three and nine months ended September 30, 1998 was up from $40.1 million and $126.2 million for the same periods in 1997. This change resulted from increased volume and usage.

  Foreclosed assets generated net income of $9.5 million and $5.9 million for the three and nine months ended September 30, 1998 compared with net expenses of $5.2 million and $9.7 million for the same periods in 1997. During the third quarter of 1998, the Company reversed $3.1 million in excess reserves on foreclosed assets and recorded a gain of $4.2 million on the sale of two foreclosed commercial properties.

  Other operating expense consisted of the following:

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                         -----------------------  -----------------------
                                            1998         1997        1998         1997
                                         ----------   ----------  ----------   ----------
                                                       (dollars in thousands)
Other operating expense:
  Advertising and promotion               $ 23,380     $ 22,638    $ 70,776     $ 62,747
  Operating losses and settlements          21,946       13,909      45,904       37,481
  Postage                                   14,011       12,049      39,835       37,333
  Professional fees                         11,585       13,944      31,517       40,913
  Office supplies                            6,510        3,899      17,196       14,249
  Other expense                             45,564       43,246     132,349      127,731
                                          --------     --------    --------     --------
    Total other operating expense         $122,996     $109,685    $337,577     $320,454
                                          ========     ========    ========     ========

  Operating losses and settlements refer primarily to uncollected overdrafts and other deposit-related activity. As the volume of checking accounts increased, so did losses associated with these accounts. Management closely monitors these losses, especially in light of the growth in checking accounts.

  Included in the other category listed above are such expenses as travel and training, security services, outside printing, insurance expenses, and other operating costs.

  TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. The provision for income taxes was $163.9 million for the third quarter of 1998, compared with $15.6 million for the third quarter of 1997. The 1997 third quarter pretax loss of $111.3 million included transaction-related expenses which were not deductible for tax purposes. For the nine months ended September 30, 1998, the provision was $492.5 million, which represented an effective tax rate of 38.3%, compared with a 51.9% effective tax rate for the nine months ended September 30, 1997. The change in the tax rate resulted from a reduction in the tax valuation allowance in 1998 and nondeductible merger costs in 1997.

  CONSUMER FINANCE OPERATIONS. During the three and nine months ended September 30, 1998, Aristar had net income of $14.8 million and $41.4 million, up from $10.2 million and $34.3 million for the same periods in 1997. The 1997 third quarter net income had been reduced as a result of a pretax interest accrual reversal of $4.2 million. The improvement in net interest income was due to the growth in the loan portfolio. The increase in the loan loss provision reflected, in part, this growth of the loan portfolio and the credit risk inherent in consumer finance lending.

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                         -----------------------  -----------------------
                                            1998         1997          1998       1997
                                         ----------   ----------  ----------   ----------
                                                       (dollars in thousands)
Consumer finance operations:
  Net interest income                     $ 71,791     $ 58,474    $ 206,655    $180,790
  Provision for loan losses                (21,800)     (16,200)     (58,100)    (47,200)
  Other income                               7,844        6,592       20,110      19,647
  Other expense                            (33,322)     (31,821)    (100,174)    (96,585)
                                          --------     --------    ---------    --------
  Income before income taxes                24,513       17,045       68,491      56,652
  Income taxes                              (9,700)      (6,800)     (27,100)    (22,400)
                                          --------     --------    ---------    --------
    Net income                            $ 14,813     $ 10,245    $  41,391    $ 34,252
                                          ========     ========    =========    ========

REVIEW OF FINANCIAL POSITION

  ASSETS. At September 30, 1998, the Company's assets were $108.36 billion, an increase of 12% from $96.98 billion at December 31, 1997. The growth during the nine months ended September 30, 1998 resulted primarily from the purchase of agency and high quality MBS in the secondary market and the retention of adjustable-rate mortgage ("ARM") loan originations. Despite record loan originations during the nine months ended September 30, 1998, asset growth was hampered by increases in principal payments and sales of a majority of the Company's fixed-rate loan production.

  SECURITIES. The Company's securities portfolio increased by $5.73 billion to $29.91 billion during the nine months ended September 30, 1998 primarily due to the purchase of agency and high quality MBS in the secondary market.

  At September 30, 1998, 72% of MBS in the Company's securities portfolio were adjustable rate. This was down from 84% at June 30, 1998 primarily due to the purchase of fixed-rate securities with short durations. Of the securities indexed to an adjustable rate, 70% were indexed to the Cost of Funds Index of the Federal Home Loan Bank ("FHLB") Eleventh District ("COFI"), 20% were indexed to U.S. Treasury indices, and 10% were indexed to the London Interbank Offering Rate. The remaining 28% of MBS were fixed rate.

  LOANS. Total loans at September 30, 1998 were $72.41 billion, up from $67.14 billion at December 31, 1997. Changes in total loans for the nine months ended September 30, 1998 were as follows:

                                                                 Nine Months Ended September 30, 1998
                                                            ----------------------------------------------
                                                             Cash Basis     Noncash Items    Total Change
                                                            ------------    -------------    -------------
                                                                        (dollars in thousands)
Loans held in portfolio and reserve for loan losses:
      Loans originated (1)                                  $ 18,591,332     $ 1,402,902     $ 19,994,234
      Loans originated to facilitate the sale of
        foreclosed assets                                             --          41,382           41,382
      Loans purchased                                          1,687,830              --        1,687,830
      Loans securitized                                               --        (754,564)        (754,564)
      Real estate acquired through foreclosure                        --        (242,220)        (242,220)
      Proceeds from loans sold                                   (24,574)             --          (24,574)
      Loan payments and other (1)                            (11,139,808)     (4,676,340)     (15,816,148)
      Change in loan loss reserve                                110,503        (126,165)         (15,662)
                                                             ------------     -----------    ------------
        Change in loans held in portfolio and
          reserve for loan losses                              9,225,283      (4,355,005)       4,870,278
  Loans held for sale:
    Loans originated (1)                                       5,840,878       3,273,438        9,114,316
    Proceeds from loans sold                                  (8,786,241)             --       (8,786,241)
    Mortgage banking gains                                        69,644              --           69,644
                                                             ------------    ------------    ------------
      Change in loans held for sale                           (2,875,719)      3,273,438          397,719
                                                             ------------    ------------    ------------
        Total change in loans                                $ 6,349,564     $(1,081,567)    $  5,267,997
                                                             ============    ============    ============

----------

(1)  Noncash items include loans originated to refinance existing loans.

  Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                September 30,       December 31,
                                                     1998               1997
                                                -------------       ------------
                                                     (dollars in thousands)
  Real estate loans:
    SFR                                          $58,103,428        $53,431,451
    SFR construction                                 973,669            877,449
    Apartment buildings                            4,109,321          4,187,580
    Other commercial real estate                   2,332,706          2,425,961
                                                 -----------        -----------
                                                  65,519,124         60,922,441
  Manufactured housing                             1,097,766          1,081,193
  Second mortgage and other consumer               3,069,575          2,725,144
  Consumer finance                                 2,433,183          2,309,407
  Commercial business                                974,662            772,466
                                                 -----------        -----------
                                                 $73,094,310        $67,810,651
                                                 ===========        ===========

  Real estate loans (exclusive of the reserve for loan losses) by product type were as follows:

                                                       September 30, 1998                   December 31, 1997
                                                 -------------------------------     --------------------------------
                                                                     Percent of                           Percent of
                                                                     Total Real                           Total Real
                                                   Amount           Estate Loans        Amount           Estate Loans
                                                 -----------        ------------     -----------         ------------
                                                                        (dollars in thousands)
 Short-term ARMs:
  COFI                                           $27,965,445               43%       $32,108,461               53%
  Moving Treasury Average ("MTA")                  6,261,732                9          1,602,123                3
  Constant Maturity Treasury ("CMT")               3,098,686                5          3,800,156                6
  Other                                            3,125,165                5          4,553,499                7
                                                 -----------              ---        -----------              ---
                                                  40,451,028               62         42,064,239               69
Medium-term ARMs:
   MTA                                             5,347,763                8          2,880,587                5
   CMT                                             3,220,619                5          4,135,947                7
   COFI                                              903,228                1          1,244,357                2
   Other                                           2,658,495                4                 --               --
                                                 -----------              ---        -----------              ---
                                                  12,130,105               18          8,260,891               14
 Fixed-rate mortgages                             12,937,991               20         10,597,311               17
                                                 -----------              ---        -----------              ---
                                                 $65,519,124              100%       $60,922,441              100%
                                                 ===========              ===        ===========              ===
Number of real estate loans                          516,432                            513,417

  Short-term ARMs reprice within a year or less. Medium-term ARMs have an initial fixed rate for more than one year and then convert to short-term ARMs.

  Loan originations were as follows:

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                            ----------------------------  ----------------------------
                                                1998           1997           1998           1997
                                            -------------  -------------  -------------  -------------
                                                              (dollars in thousands)
Real estate loans:
  SFR:
    Adjustable rate                          $3,905,075     $4,084,265     $11,299,226    $11,359,513
    Fixed rate                                3,654,218      1,770,245      11,750,052      4,632,757
                                             ----------     ----------     -----------    -----------
                                              7,559,293      5,854,510      23,049,278     15,992,270
  SFR construction:
    Custom                                      310,045        235,814         755,459        642,527
    Builder                                     184,819        122,353         546,826        430,398
                                             ----------     ----------     -----------    -----------
                                                494,864        358,167       1,302,285      1,072,925
  Apartment buildings                           149,585        212,071         424,489        524,912
  Other commercial real estate                   97,557        159,256         306,575        364,730
                                             ----------     ----------     -----------    -----------
                                              8,301,299      6,584,004      25,082,627     17,954,837
Manufactured housing                             83,815         96,515         221,273        247,670
Second mortgage and other consumer              469,258        495,257       1,404,452      1,420,495
Consumer finance                                724,966        531,835       1,806,937      1,508,541
Commercial business                             186,272        149,046         634,643        474,256
                                             ----------     ----------     -----------    -----------
                                             $9,765,610     $7,856,657     $29,149,932    $21,605,799
                                             ==========     ==========     ===========    ===========

  SFR originations by product type were as follows:

                                       Three Months Ended                     Nine Months Ended
                                       September 30, 1998                     September 30, 1998
                               ----------------------------------      ---------------------------------
                                              Percent     Percent                    Percent     Percent
                                                of          of                          of          of
                                 Amount      Category      Total         Amount      Category     Total
                               ----------    --------     -------      -----------   --------    -------
                                                         (dollars in thousands)
Short-term ARMs:
   MTA                         $1,679,415        94%         22%       $ 4,616,572       85%        20%
   COFI                            99,787         5           2            619,675       11          3
   CMT                             13,354         1           *            165,197        3          1
   Other                            1,210         *           *             38,779        1          *
                               ----------       ---         ---        -----------      ---        ---
                                1,793,766       100%         24          5,440,223      100%        24
                                                ===                                     ===
 Medium-term ARMs:
   MTA                          2,034,873        96%         27          5,189,960       89%        22
   CMT                             19,262         1           *            429,467        7          2
   COFI                            57,174         3           1             57,174        1          *
   Other                               --        --          --            182,402        3          1
                               ----------       ---         ---        -----------      ---        ---
                                2,111,309       100%         28          5,859,003      100%        25
                                                ===                                     ===
 Fixed-rate mortgages           3,654,218                    48         11,750,052                  51
                               ----------                   ---        -----------                 ---
                               $7,559,293                   100%       $23,049,278                 100%
                               ==========                   ===        ===========                 ===

----------
*  Less than one percent

  The strong housing market and lower interest rates led to strong loan production which included a significant amount of refinance activity during the nine months ended September 30, 1998. The low interest-rate environment also led to an increase in borrower preference for fixed-rate mortgages. Fixed-rate loan production accounted for 48% of total SFR originations in the third quarter of 1998, up from 30% in the third quarter of 1997, and 51% of total SFR originations during the nine months ended September 30, 1998, compared with 29% during the nine months ended September 30, 1997.

  INTEREST-BEARING LIABILITIES. The Company uses customer deposits and wholesale borrowings to fund its operations. Due to increased market competition for customer deposits, the Company has increasingly relied upon wholesale borrowings to fund its asset growth. The slight decrease in deposits from $50.99 billion as of December 31, 1997 to $50.56 billion as of September 30, 1998 reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. While time deposit accounts have declined as a percentage of total deposits, savings accounts, MMDAs and checking accounts have increased as a percentage of total deposits to 50% at September 30, 1998 compared with 45% at year-end 1997. These latter three products generally carry lower interest costs to the Company compared with time deposit accounts. Even though savings accounts, MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding.

  The Company's asset growth was funded by borrowings that primarily take the form of federal funds purchased, securities sold under agreements to repurchase ("reverse repurchase agreements") and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

ASSET QUALITY

  NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and securities, foreclosed assets and real estate held for investment purposes that do not generate sufficient income to meet return on investment criteria. When loans securitized or sold with recourse provisions become nonperforming, they are included in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due.

  Nonperforming assets were $748.5 million or 0.69% of total assets at September 30, 1998, compared with $806.6 million or 0.83% of total assets at December 31, 1997.

  Nonperforming assets consisted of the following:

                                                         September 30,   December 31,
                                                              1998           1997
                                                         -------------   -------------
                                                            (dollars in thousands)
Nonaccrual loans:
  Real estate loans:
    SFR                                                     $471,714       $469,127
    SFR construction                                          10,955         10,413
    Apartment buildings                                       10,971         17,296
    Other commercial real estate                               7,484         25,825
                                                            --------       --------
                                                             501,124        522,661
  Manufactured housing                                        12,313         11,127
  Second mortgage and other consumer                          19,558         14,071
  Consumer finance                                            55,050         50,930
  Commercial business                                          2,974          2,585
                                                            --------       --------
                                                             591,019        601,374
Foreclosed assets                                            157,500        205,272
                                                            --------       --------
                                                            $748,519       $806,646
                                                            ========       ========
Nonperforming assets as a percentage of total assets            0.69%          0.83%

  The decrease in foreclosed assets was primarily attributable to the decline in residential foreclosures. During the nine months ended September 30, 1998, sales of existing foreclosed assets exceeded acquisitions, resulting in a net decrease in the inventory. The Company also sold two foreclosed commercial properties during the third quarter of 1998. The two properties had a combined basis of $13.7 million and their sale generated a gain of $4.2 million.

  PROVISION FOR LOAN LOSSES AND RESERVE FOR LOAN LOSSES. The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for loan losses inherent in the Company's loan portfolio. The Company's process to determine the level of the reserve and the related provision for loan losses includes consideration of various factors, such as current and anticipated economic conditions, the underlying quality of the loan portfolio, prior loan loss experience, the Company's credit administration and asset management philosophy and procedures, and regulatory requirements.

  Changes in the reserve for loan losses were as follows:

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                              -------------------------    -------------------------
                                                 1998          1997           1998          1997
                                              -----------   -----------    -----------   -----------
                                                               (dollars in thousands)
Balance, beginning of period                     $684,436      $666,057      $ 670,494     $ 677,141
Provision for loan losses                          35,250        52,131        126,998       155,940
Reserves added through business
  combinations                                          -             -              -        10,908
Reserves transferred to MBS impairment                  -             -              -       (16,505)
Reserves transferred to contingent liability         (833)            -           (833)       (2,747)
Loans charged off:
  SFR                                              (8,389)      (22,438)       (33,453)      (78,624)
  SFR construction                                   (108)          (12)          (470)          (12)
  Commercial real estate                           (1,077)       (4,869)        (7,332)      (19,148)
  Manufactured housing, second mortgage and
    other consumer                                 (4,961)       (4,422)       (17,056)      (13,674)
  Consumer finance                                (21,917)      (19,683)       (65,610)      (58,336)
  Commercial business                                (819)         (781)        (2,734)       (1,087)
                                                  -------       -------       --------      --------
                                                  (37,271)      (52,205)      (126,655)     (170,881)

Recoveries of loans previously charged off:
  SFR                                                  62           327            795           875
  SFR construction                                      -             5              -            74
  Commercial real estate                              125         1,302            923         2,169
  Manufactured housing, second mortgage and
    other consumer                                    490           409          1,399         2,507
  Consumer finance                                  3,761         3,754         12,703        12,214
  Commercial business                                 136            89            332           174
                                                 --------      --------      ---------     ---------
                                                    4,574         5,886         16,152        18,013
                                                 --------      --------      ---------     ---------
Net charge offs                                   (32,697)      (46,319)      (110,503)     (152,868)
                                                 --------      --------      ---------     ---------
Balance, end of period                           $686,156      $671,869      $ 686,156     $ 671,869
                                                 ========      ========      =========     =========

  An analysis of the reserve for loan losses was as follows:

                                                       September 30,    December 31,
                                                           1998             1997
                                                       -------------    ------------
                                                            (dollars in thousands)
Specific and allocated reserves:
  Commercial real estate                                 $ 76,073         $ 84,969
  Commercial business                                       8,993            3,277
  Builder construction                                        852            2,207
                                                         --------         --------
                                                           85,918           90,453
Unallocated reserves                                      600,238          580,041
                                                         --------         --------
                                                         $686,156         $670,494
                                                         ========         ========
Total reserve for loan losses as a percentage of:
  Nonaccrual loans                                            116%             111%
  Nonperforming assets                                         92               83

  The Company considers the reserve for loan losses of $686.2 million at September 30, 1998 adequate to cover losses inherent in the loan portfolio. Management bases its analysis of the adequacy of the reserve on a combination of factors, including, but not limited to, the composition of the loan portfolio, recent loss experience as reflected in net charge offs, fluctuations in its nonperforming assets, and general market conditions.

  The credit quality of the Company's loan portfolio as measured by its nonperforming loans has remained relatively unchanged during 1998 and, therefore, the absolute level of loss reserves has also remained at comparable levels. As a result of reduced charge offs during the third quarter of 1998, the Company has reduced its provision for loan losses in order to maintain its loan loss reserve at levels consistent with the inherent losses described above. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

  YEAR 2000. This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current assessments and remediation plans, which are based on certain representations of third-party servicers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

  Washington Mutual has implemented a company-wide program to renovate, test and document the readiness ("Year 2000 readiness") of its electronic systems, programs and processes ("Computer Systems") and facilities to properly recognize dates to and through the year 2000 (the "Year 2000 Project"). While the Company is in various stages of modification and testing of individual Year 2000 Project components, the Year 2000 Project is proceeding generally on schedule.

  The Company has assigned its Executive Vice President of Operations to oversee the Year 2000 Project, has set up a Year 2000 Project Office, and has charged a senior management team representing all significant operational areas of the Company to act as a Steering Committee. The Company has dedicated a substantial amount of management and staff time on the Year 2000 Project. In addition, the Company has engaged IBM Global Services to provide supplemental technical and management resources to assess and test the Year 2000 readiness of the Company's Computer Systems, Deloitte & Touche LLP to assist in documenting certain aspects of the Year 2000 Project, and CB Richard Ellis to provide technical and management resources in executing the Year 2000 Project with respect to facilities. Monthly progress reports are made to the Company's Board of Directors, and the Board's Audit Committee reviews Year 2000 Project progress on a quarterly basis.

  (a) Project. The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC"): (i) inventory and assessment;
(ii) renovation, which includes repair or replacement; (iii) validation, which includes testing of Computer Systems and the Company's connections with other computer systems; (iv) due diligence on third-party servicers; and (v) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party servicers, and facilities.

  The inventory and assessment phases are substantially complete, and each component that has been identified has been assigned a priority rating corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third-party servicers, and facilities that it deems more critical to its ongoing business and the maintainance of good customer relationships.

  The Company is currently in the process of repairing or replacing and testing the most significant components of its Computer Systems and facilities, and it expects to be substantially complete with this phase by December 31, 1998. The Company has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure.

  Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for Year 2000 readiness to third-party servicers. Following the Company's merger with Ahmanson and after the data processing conversions associated with that merger, the Company will rely on third-party servicers for significant business processes such as item processing, loan servicing, and desktop and communications management. The Company has been communicating with its third-party servicers to assess and monitor their Year 2000 readiness, and it has undertaken a contingency planning process to be ready in case one of the servicers that it deems most critical fails in its own readiness efforts. The Company expects that its due diligence on third-party servicers for its most critical business processes, including the testing of the Company's connections with these servicers, will be substantially complete by March 31, 1999, although its monitoring of these servicers will continue after that date.

  The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

  (b) Costs. While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company has spent approximately $8.4 million during the first nine months of 1998 on its Year 2000 Project, and it currently expects to spend approximately $11.2 million more before it concludes its Year 2000 readiness efforts. In 1996 and 1997, the Company spent approximately $30.3 million on technology-related initiatives, which had the effect of reducing the Company's current cost of Year 2000 readiness.

  (c) Risks. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party servicers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millenium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power supply or voice and data transmission suppliers, a Computer System, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience, and additional costs from the contingency plan implementation, which are not currently estimable. While the Company has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption or failure.

  There can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of Washington Mutual's Year 2000 Project.

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

  A conventional measure of interest-rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                                 September 30,    December 31,
                                                                     1998             1997
                                                                 -------------    -------------
                                                                    (dollars in thousands)
  Interest-sensitive assets                                      $ 79,321,675     $ 74,938,422
  Derivative instruments designated against assets                    300,000          500,000
  Interest-sensitive liabilities                                  (81,949,602)     (70,204,799)
  Derivative instruments designated against liabilities             2,211,800        1,078,400
                                                                 ------------     ------------
    Net asset sensitivity                                        $   (116,127)    $  6,312,023
                                                                 ============     ============
  One-year gap                                                          (0.11)%           6.51%

  The one-year gap declined to a negative 0.11% at September 30, 1998 from a positive 6.51% at December 31, 1997. The low interest-rate environment produced a high level of refinancings, which limited ARM originations as fixed-rate loans were more attractive to borrowers. The Company funded a large portion of its originations through short-term borrowings.

  While the one-year gap helps provide some information about a financial institution's interest-rate sensitivity, it does not predict the trend of future earnings. The Company uses financial modeling to forecast earnings under different interest-rate projections. Although this modeling is very helpful in managing interest-rate risk, it does require significant assumptions for the projection of loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate. The Company monitors its interest-rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

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

  As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the nine months ended September 30, 1998 of $792.0 million, $120.7 million for noncash items and $2.50 billion of other net cash flows provided by operating activities. For the nine months ended September 30, 1998, cash flows from investing activities included sales and principal payments on securities totaling $6.10 billion. Purchases of securities required $9.31 billion and loans originated and purchased for investment net of principal payments required $9.23 billion. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, and also the issuance of long-term debt. For the nine months ended September 30, 1998, the above mentioned financing activities increased cash and cash equivalents by $9.10 billion on a net basis. Cash and cash equivalents were $1.35 billion at September 30, 1998.

  At September 30, 1998, the Company was in a position to obtain approximately $29.66 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale sources.

  Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. The operating liquidity ratio is used to ensure that normal short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. The volatile dependency ratio measures the degree to which the Company depends on wholesale funds maturing within one year weighted by the dependability of the source. At September 30, 1998, the Company had substantial liquidity compared with its established guidelines.

  WMB monitors its liquidity position as measured by certain predetermined ratios established by the Federal Deposit Insurance Corporation ("FDIC") as benchmarks for liquidity management. At September 30, 1998, WMB's ratios were above the FDIC minimum ratios.

  Regulations promulgated by the Office of Thrift Supervision ("OTS") require that the Company's federal savings banks maintain, for each calendar quarter, certain liquidity ratios. At September 30, 1998, each of the Company's federal savings banks' liquidity ratios was in excess of the regulatory minimums.

CAPITAL ADEQUACY

  The Company's capital (stockholders' equity) was $5.80 billion at September 30, 1998 up from $5.31 billion at December 31, 1997. However, due to asset growth, the ratio of capital to total assets was 5.35% at the end of third quarter 1998 compared with 5.47% at December 31, 1997.

  The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                              September 30, 1998
                         -----------------------------    Well-Capitalized
                         WMBFA        WMB       WMBfsb         Minimum
                         -----       -----      ------    ----------------
Capital ratios:
  Leverage                5.68%       5.71%       6.86%          5.00%
  Tier 1 risk-based      10.18       10.76       11.92           6.00
  Total risk-based       11.59       11.48       13.18          10.00

  The Company's federal savings banking subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets. WMBFA and WMBfsb each satisfied this requirement at September 30, 1998.

  The Company's securities subsidiaries are also subject to capital requirements. At September 30, 1998, all of Washington Mutual's securities subsidiaries were in compliance with their applicable capital requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On August 28, 1998 at a special meeting of shareholders, holders of Washington Mutual common stock approved the issuance of shares of common stock pursuant to the Agreement and Plan of Merger dated as of March 16, 1998 between Washington Mutual and Ahmanson, with 302,062,514 common share votes cast for the issuance, 843,252 votes cast against the issuance, and 614,598 abstentions. Holders of Washington Mutual common stock and holders of Washington Mutual preferred stock also approved an amendment to Washington Mutual's Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 shares to 1,600,000,000 shares. Common shareholders cast 301,340,571 votes for the amendment and 32,023,977 votes against the amendment, with 635,955 abstentions. An aggregate of 303,072,407 votes were cast for and 32,058,480 votes were cast against the amendment by the common and preferred shareholders, with 670,469 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index of Exhibits on page 26.

      (b)  Reports on Form 8-K

  During the third quarter of 1998, the Company filed a report on Form 8-K dated July 21, 1998. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's second quarter 1998 financial results and unaudited consolidated financial statements for the quarter ended June 30, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

                                   WASHINGTON MUTUAL, INC.


                                   By: /s/ FAY L. CHAPMAN
                                       -----------------------------------------
                                       Fay L. Chapman
                                       Executive Vice President


                                   By: /s/ RICHARD M. LEVY
                                       -----------------------------------------
                                       Richard M. Levy
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                              WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS

Exhibit No.
-----------
    3.1      Restated Articles of Incorporation of the Registrant, as amended
             (filed herewith as amended).

    3.2      By-laws of the Registrant (filed herewith as amended).

    4.1 Rights Agreement dated October 16, 1990 (incorporated by reference to the Washington Mutual, Inc. Current Report on Form 8-K dated
             November 29, 1994. File No. 0-25188).

    4.2      Amendment No. 1 to Rights Agreement dated October 16, 1990
             (incorporated by reference to the Washington Mutual, Inc. Current
             Report on Form 8-K dated November 29, 1994. File No.0-25188).

    4.3      The registrant agrees to furnish the Securities and Exchange
             Commission, upon request, with copies of all instruments defining the rights of holders of long-term debt of registrant and its consolidated subsidiaries.

   27.1      Financial Data Schedule.

   27.2      Amended Financial Data Schedule for the period ended June 30, 1998.

   27.3      Amended Financial Data Schedule for the period ended March 31,
             1998.