Form 10-K
period 1998-12-31
WASHINGTON MUTUAL INC
filed 1999-03-22
CIK 933136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             :

                         COMMISSION FILE NUMBER 1-14667

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                  REGISTERED
           -------------------        ------------------------------
              Common Stock               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 26, 1999:
                       COMMON STOCK -- $22,717,380,720(1)

 (1) Does not include any value attributable to 12,000,000 shares that are held in escrow and not traded.

     The number of shares outstanding of the issuer's classes of common stock as of February 26, 1999:
                         COMMON STOCK -- 593,989,545(2)

               (2) Includes the 12,000,000 shares held in escrow.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WASHINGTON MUTUAL, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................     1
  ITEM 1. BUSINESS..........................................     1
     Overview...............................................     1
     Corporate Developments.................................     2
     Integration of Operations..............................     3
     Risk Factors...........................................     4
     Mortgage Banking.......................................     7
     Consumer Banking.......................................     8
     Commercial Banking.....................................     9
     Financial Services.....................................    10
     Consumer Finance.......................................    10
     Treasury Activities....................................    11
     Asset Quality..........................................    13
     Employees..............................................    13
     Business Combinations..................................    14
     Taxation...............................................    14
     Environmental Regulation...............................    15
     Regulation and Supervision.............................    16
     Competitive Environment................................    24
     Principal Officers.....................................    25
  ITEM 2. PROPERTIES........................................    26
  ITEM 3. LEGAL PROCEEDINGS.................................    27
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................    27
PART II.....................................................    27
  ITEM 5. MARKET FOR WASHINGTON MUTUAL'S COMMON STOCK AND
     RELATED SECURITY HOLDER
     MATTERS................................................    27
  ITEM 6. SELECTED FINANCIAL DATA...........................    29
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................    31
     General................................................    31
     Results Of Operations..................................    31
     Quarterly Results Of Operations........................    40
     Review Of Financial Condition..........................    42
     Provision and Reserve for Loan Losses..................    46
     Asset and Liability Management Strategy................    52
     Liquidity..............................................    53
     Capital Adequacy.......................................    54
     Year 2000 Project......................................    54
     Accounting Developments Not Yet Adopted................    56
     Tax Contingency........................................    56
     Goodwill Litigation....................................    57
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................    59
     Management of Interest Rate Risk and Derivative
      Activities............................................    62
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......    63
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................    63
PART III....................................................    64
PART IV.....................................................    64
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K....................................    64

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     With a history dating back to 1889, Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. At December 31, 1998, we had deposits of $85.49 billion and stockholders' equity of $9.34 billion. Based on our consolidated assets of $165.49 billion at December 31, 1998, we were the largest savings institution and the eighth largest banking company in the United States.

     We operate principally in California, Washington, Oregon, Florida, Texas and Utah, and have operations in 31 other states and the District of Columbia. Through our subsidiaries, we engage in the following business activities:

     - Mortgage Banking

     - Consumer Banking

     - Commercial Banking

     - Financial Services

     - Consumer Finance

     Our principal business offices are located at 1201 Third Avenue, Seattle, Washington 98101. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-K, we mean Washington Mutual, Inc., as well as its consolidated subsidiaries. When we refer to WMI, we mean Washington Mutual, Inc. exclusively.

  Mortgage Banking

     We conduct mortgage banking through our banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB"), and Washington Mutual Bank fsb ("WMBfsb"). The principal activities conducted by our mortgage banking operations are the origination of single-family residential mortgages and residential construction loans and the associated loan servicing activities. For the year ended December 31, 1998, this group originated $43.62 billion of SFR loans (including residential construction), making us the nation's fourth largest single-family residential mortgage originator. At December 31, 1998, we had a servicing portfolio of $154.24 billion of single-family residential mortgage loans and residential construction loans. When we refer to "single-family residential mortgage" loans or "SFR" loans in this Form 10-K, we mean first lien mortgage loans on owner-occupied one-to-four-family residences.

  Consumer Banking

     The consumer banking business includes the sale of all consumer deposit products, including checking accounts, and the associated servicing activities as well as the origination of consumer loans through our consumer financial centers. These consumer loan products include second equity mortgage loans and lines of credit, manufactured housing loans, automobile, boat and recreational vehicle loans and education loans. We conduct consumer banking in eight states through 1,173 financial centers. The consumer banking group also has approximately 1,200 employees in its telephone banking centers. At December 31, 1998, we had $85.49 billion in deposits and a consumer loan portfolio of $5.48 billion.

  Commercial Banking

     This business line is comprised of our commercial real estate group and Western Bank, a separately named division of Washington Mutual Bank. This business segment offers commercial business loans and commercial real estate loans, comprised of multi-family residential loans and loans for nonresidential real estate. The Western Bank division operates primarily in Washington and Oregon and commenced operations in California as of the beginning of 1999 under the name WM Business Bank. The commercial banking group provides personalized commercial banking services to small to mid-sized businesses and makes available multi-family shelter-based lending, commercial construction financing and other commercial real estate loans. For the year ended December 31, 1998, Western Bank had average commercial business loans outstanding of $1.49 billion compared with $1.14 billion for 1997. We also had $18.13 billion of commercial real estate loans in our portfolio.

  Financial Services

     The financial services business consists of WM Financial Services, Inc., a licensed broker-dealer; WM Advisors, Inc., the investment adviser to the WM Group of Funds; WM Funds Distributor, Inc., the distributor of the WM Group of Funds; and Washington Mutual Insurance Services, Inc. Through our broker-dealer, WM Financial Services, we offer a wide range of investment products to our customers, including mutual funds, variable and fixed annuities and general securities.

     The WM Group of Funds is a proprietary mutual fund complex formed through the consolidation of the Composite Funds and the Sierra Trust Funds. At December 31, 1998, the WM Group of Funds consisted of 18 mutual funds, 18 variable annuities and five managed asset funds. At that date, it had 215,052 accounts and $4.93 billion in assets under management. As part of the acquisition of H.
F. Ahmanson & Company ("Ahmanson") in 1998, we acquired Griffin Financial Investment Advisers, which is the investment adviser to The Griffin Funds, a mutual fund family with $1.09 billion in assets under management at December 31, 1998. The Griffin Investment Advisers merged into WM Advisors and The Griffin Funds merged into the WM Group of Funds in 1999.

     Washington Mutual Insurance Services, Inc. supports the mortgage lending process by offering customers property and casualty insurance products. The group also offers insurance products to existing mortgage and deposit customers, which includes mortgage life and accidental death and dismemberment, property and casualty, and life insurance.

  Consumer Finance

     We conduct our consumer finance business through Aristar, Inc. and its subsidiaries ("Aristar"). Through those companies, we make direct consumer installment loans and purchase retail installment contracts from local retail establishments through a network of over 500 branch offices located in 24 states, primarily in the southeastern United States. Aristar also accepts deposits in Colorado and Utah through its industrial bank subsidiary. Aristar generally conducts its business under the names Blazer Financial, City Finance and First Community Industrial Bank. At December 31, 1998, Aristar had assets of $2.77 billion and deposits of $187.5 million.

CORPORATE DEVELOPMENTS

  Acquisitions

     The Keystone Transaction. In December 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged into WMI. As a result of the merger and related transactions, all of Keystone Holdings subsidiaries, including American Savings Bank, F.A. ("ASB"), became our subsidiaries.

     The Great Western Merger. In July 1997, Great Western Financial Corporation ("Great Western") merged into New American Capital, Inc., our wholly-owned subsidiary. As a result, all of the subsidiaries of Great Western, including Great Western Bank, a Federal Savings Bank ("GWB"), and Aristar, became our subsidiaries. In October 1997, Great Western Bank merged into American Savings Bank, which changed its name to Washington Mutual Bank, FA.

     The Ahmanson Merger. On October 1, 1998, Ahmanson merged into WMI. As a result, Home Savings of America, FSB ("Home Savings") became our subsidiary. On October 3, 1998, Home Savings merged into WMBFA. Prior to our merger with Ahmanson, Ahmanson had acquired Coast Savings Financial, Inc. ("Coast"). We anticipate that the complete integration of Home Savings into WMBFA's systems will occur in mid-1999. For purposes of segment reporting under the newly effective accounting standard, SFAS 131, Ahmanson is being treated as a separate segment for the time periods discussed. See "Notes to Consolidated Financial
Statements -- Note 2: Business Combinations/Restructuring and Note 27: Lines of Business."

  Other Significant Actions

     On April 20, 1998, our Board of Directors declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on June 1, 1998 to shareholders of record as of May 18, 1998.

     On May 22, 1998, we announced a new ten-year community reinvestment commitment to the communities in which we do business. The new $120 billion pledge targets loans and other financial support to traditionally underserved communities. The pledge will take effect beginning in 1999 and replaces earlier pledges made both by us and by the companies we acquired.

     On August 28, 1998, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 800 million shares to 1.60 billion shares.

     On January 1, 1998, we redeemed our Series C Preferred Stock at $25.00 per share, plus unpaid dividends up to the redemption date.

     On September 16, 1998, we redeemed our Series E Preferred Stock at $25.00 per share, plus unpaid dividends up to the redemption date.

     On December 9, 1998, our common stock began trading on the New York Stock Exchange under the trading symbol "WM." As a result, our common stock no longer trades on The Nasdaq Stock Market.

INTEGRATION OF OPERATIONS

     This section contains forward-looking statements that we have based on our best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, we cannot assure you that we will achieve the cost savings that we describe in the amounts or within the time periods currently estimated. See "Risk Factors" beginning on page 4 for a discussion of factors that may cause these forward-looking statements to differ from actual results.

  Operations

     The integration of Great Western and its subsidiaries into our operations is complete. We consolidated the administration of Great Western's payroll, employee benefit plans, incentive compensation systems, and accounts payable effective January 1, 1998. In the first and second quarters of 1998, we consolidated 86 consumer financial centers of ASB and GWB. During the second quarter of 1998, we converted 4.7 million deposit accounts representing $24.0 billion in deposits, and 1.5 million transaction card accounts at nearly 370 Great Western locations in Florida and northern and southern California. In addition, we consolidated the approximately 650,000 mortgage and consumer loans that made up the Great Western and ASB loan portfolios. By the end of third quarter 1998, we had made all staff reductions related to the Great Western Merger.

     The decision in March 1998 to pursue the merger with Ahmanson caused management to revise its plan for the integration of Great Western facilities, staffing levels and the geographic location of corporate support functions. These changes affected both the cost savings that were expected to be realized from the Great Western Merger and the amount of transaction-related expenses for the Great Western Merger. In addition, certain of these charges were factored into the transaction-related expenses for the Ahmanson Merger.

     We have identified 162 consumer financial centers in California to be consolidated into neighboring offices as a result of the Ahmanson Merger. We have scheduled the consolidations for mid-1999 to coincide with the projected conversion of Home Savings branches in California to Washington Mutual systems and signage. Conversion of Home Savings branches in Texas occurred in February 1999. The conversion of all Ahmanson systems is expected to be completed in the third quarter of 1999. Upon completion of all systems conversions, it is anticipated that the Company will no longer operate from Ahmanson's Irwindale campus.

  Cost Savings

     Before the Great Western Merger, we projected annual pretax cost savings of $340 million as part of the benefit of the merger. We originally anticipated approximately $208 million in savings for 1998, with the full savings of $340 million being realized in 1999. Actual cost savings related to financial center consolidations and improved productivity of the mortgage banking operations were $243 million in 1998. These savings were significantly offset by an increase in volume-related expenses of $194 million and investments in de novo financial centers, upgraded information systems and other infrastructure related costs of $57 million. We expect to achieve the full projected consolidation and productivity savings of $340 million in 1999. However, expected increases in volume-related expenses resulting from increases in internal growth and market expansion, along with other increases in infrastructure-related expenses, could reduce the amount of actual cost savings that we realize in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Other Expense."

     Before the Ahmanson Merger, we projected annual pretax savings of operating costs of $199 million in 1999 and $330 million in 2000 and each year thereafter as part of the benefits of that merger. We expect to achieve cost savings of $199 million in 1999. We also expect volume-related expenses to increase from internal growth and market expansion.

RISK FACTORS

COST SAVINGS MAY NOT BE
REALIZED We cannot assure you that we will achieve the cost savings we anticipate through the consolidation of administrative functions or consumer financial centers, nor can we assure you that any cost savings will occur in the anticipated time periods. In addition, when consumer financial centers are closed or consolidated, financial institutions often lose customers and deposits as a result. To the extent that we lose customers or deposits significantly in excess of the amount we anticipated, our operations could be materially adversely affected, particularly in the short term. The forward-looking statements assume, based on our historical experience following acquisitions, that our customer base will remain substantially intact during the period presented in the forward-looking statements. To the extent that the change in ownership of GWB and Home Savings, the consolidation of branches of WMBFA, or other factors result in a significant temporary or long-term loss of customers, actual results of our operations may vary materially from the forward-looking information presented.

CONSUMER BANKING
EXPANSION RISKS                  Our business plan includes increased fee income
                                 from our consumer banking operations. The sources of these fee increases include revised policies for checking account services in new consumer financial centers in California and Texas in accordance with our programs, implementation of our checking programs throughout the WMBFA system, introduction of a debit card to former Home Savings customers, improved revenues in financial services subsidiaries, and the introduction of consumer loan products in consumer financial centers. We have relatively limited experience with these business initiatives in California, Florida and Texas, where we expect the greatest expansion of our consumer banking activities to occur.
                                 Accordingly, we cannot assure you that
                                 our emphasis on consumer banking activities will be successful in the California, Florida or Texas markets or that we will achieve the increase in fee income anticipated by our business plan.

CONCENTRATION OF
OPERATIONS IN CALIFORNIA         At December 31, 1998, 60% of our loan portfolio
                                 and 73% of our deposits were concentrated in California. As a result, our financial condition and results of operations will be particularly subject to the conditions in the single-family and multi-family residential markets in California. If economic conditions generally, or in California in particular, worsen or if the market for residential real estate declines, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. We might also not be able to originate the volume or type of loans or achieve the level of deposits that we currently anticipate. The forward-looking statements regarding our results of operations assume that the California economy and real estate market will remain healthy. A worsening of current economic conditions or a significant decline in real estate values in California could cause actual results to vary materially from the forward-looking statements.

INTEREST RATE RISK               We realize our income principally from the
                                 differential between the interest earned on loans and investments and the interest paid on deposits and borrowings. The difference between the repricing characteristics of interest-earning assets and interest-bearing liabilities affects net interest spreads.
                                 Market interest rates have an impact on the volume and rates on loans, investments, deposits and borrowings. Significant fluctuations in interest rates and spreads may adversely affect net income. At the end of 1997, long-term interest rates declined dramatically and the yield curve (the difference between short-term and long-term interest rates) became much flatter. This interest rate environment continues. In this type of interest rate environment, our customers tend to prefer fixed-rate loans to adjustable-rate mortgages ("ARMs") and thus during 1998, originations of fixed-rate loans were substantially higher than in previous years. Lower long-term interest rates resulted in refinancing activity in 1998 that was higher than historical averages. As a result, our ability to grow our asset size by retaining
                                 ARMs in our portfolio has been and could continue to be adversely affected. See
                                 "Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations -- Asset and Liability Management
                                 Strategy."

COMPETITION                      We face significant competition both in
                                 attracting and retaining deposits and in making loans in all of our markets. Our most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks doing business in our primary market areas of California, Washington, Oregon, Florida, Texas and Utah. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds and securities brokerage companies. Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks and government-sponsored enterprises ("GSEs") such as the Fannie Mae and Freddie Mac.
                                 Competition from such sources could increase in the future and could adversely affect our ability to achieve our financial goals. In addition, competitive factors such as the lower cost structure of less regulated originators and the influence of the GSEs in establishing rates heavily influence our lending activities.

READINESS FOR THE YEAR 2000      We are taking what we believe to be the
                                 appropriate steps to avoid customer disruption from the "Year 2000 Problem." The Year 2000
                                 Problem could cause our information systems and facilities, and those of our vendors, to malfunction or fail in 1999 and 2000. Any disruption could cause numerous problems for us, such as diminished service levels, some customer inconvenience and additional costs, which we cannot estimate now. Our failure to make our systems, or the failure of our vendors to make their systems Year 2000 ready could result in our inability to process our daily business for some period of time or in other significant business interruptions.

                                 During 1998, we incurred expenses of $11.8 million to complete the inventory and assessment and the renovation phases of our "Year 2000 Project" to become Year 2000 ready. We have finished the testing of internal systems, the failure of which would have a major impact on customers. Work on the final phases involving validation, due diligence on third-party services, testing of interactions between our most critical internal systems, testing of interactions with service providers and vendors and development of contingency plans is proceeding. We expect to incur additional expenses of approximately $15.6 million in 1999.

                                 We have adopted business contingency plans for our most critical information systems and facilities. If we are required to implement these contingency plans, we believe that we will minimize the effect on customers that would occur in a temporary disruption in services. If a prolonged disruption or failure occurs, our contingency plans may not operate as anticipated and our results of operations may be adversely affected.

                                 Despite our efforts, there is always the possibility that we may not identify and correct a Year 2000 Problem in our information systems and facilities and those of our suppliers before they occur or that our contingency plans may not be adequate. Our efforts to identify and address these problems, and the expenses or liabilities we may incur to fix them, could materially and adversely affect our financial condition and results of operations. In addition, federal regulators may issue new regulations that require us to perform additional work. If issued, new regulations could increase the cost or delay completion of our Year 2000 Project.

                                 Although we are reviewing the Year 2000
                                 compliance efforts of our vendors, we cannot be sure that their efforts will be sufficient to avoid a Year 2000 Problem.

MORTGAGE BANKING

  General

     Our mortgage banking activities are carried out by our banking subsidiaries, WMBFA, WMB and WMBfsb. Each of our banking subsidiaries has broad lending powers, but statutory restrictions limit total investment in different types of loans. All of our residential mortgage lending is subject to nondiscriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of our personnel, depending on the size and characteristics of the loan.

     We require title insurance on all first liens on real property securing loans. We also require our borrowers to maintain property and casualty insurance in an amount at least equal to the total of our loan amount plus all prior liens on the property or the replacement cost of the property, whichever is less.

     Federal guidelines require depository institutions to adopt written policies that establish appropriate limits and standards for real estate loans consistent with regulatory guidelines. According to these guidelines:

     - we should not originate any commercial, multi-family or nonowner-occupied SFR loan (including builder construction loans) with an initial loan-to-value ratio in excess of 85%;

     - we should not originate any owner-occupied SFR loan with a loan-to-value ratio of 90% or above at origination, unless such loan is protected by appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral; and

     - in appropriate circumstances, we may originate mortgage loans with loan-to-value ratios exceeding these specified levels, if (i) the aggregate amount of all loans in excess of these limits does not exceed a specified level of our total capital and (ii) such loans are identified in our records and reported at least quarterly to our Board of Directors.

At December 31, 1998, 6% of our SFR loan portfolio had loan-to-value ratios of 90% or above at origination and were without mortgage insurance.

  SFR Lending

     In 1998, we were the leading originator of SFR loans in Washington and Oregon and the second leading originator in California. We make available to borrowers a full range of SFR loans, including FHA-insured and VA-guaranteed loans, conventional fixed-rate loans with a variety of maturities and amortization schedules, and ARMs. ARMs are advantageous to us because adjustable-rate loans better match the interest rate characteristics of our liability base. In recent years, and particularly in the California market, we have emphasized the origination of ARMs. As a result of the interest rate environment that began in 1997 and is continuing, however, our customers have preferred fixed-rate loans and accordingly, 56% of our SFR loan originations in 1998 were fixed rate.

     The primary ARM products that we currently offer are indexed to the 12-month average of annual yields on actively traded United States Treasury securities adjusted to a constant maturity of one year ("MTA"). Under our current ARM programs, the borrower may choose among loans that have the initial interest rate fixed for one, three or five years before the adjustments begin. With some products, the borrower may elect, between the sixth and the 60th months, to convert to a fixed-rate loan payable over the remainder of the original term. There is no conversion fee, and the fixed interest rate is indexed to the then current required net yield for loans sold to Fannie Mae. There are a variety of payment options, some of which permit negative amortization.

     We originate loans through our consumer financial centers in Washington, Oregon, Utah, Idaho and Montana and through home loan centers and mortgage brokers in 29 states and the District of Columbia. In 1998, we originated loans for the first time through our consumer financial centers in California and Florida. Nearly half of our loans were originated through mortgage brokers. To monitor credit quality, we conduct extensive due diligence and review the stability and credit experience of each broker prior to accepting any loan packages. We subject loan production from the wholesale channel to the same underwriting standards as loan production from our internal channels.

     We originate loans that meet GSE standards for sale in the secondary market ("conforming loans") as well as loans that meet our underwriting standards but not the secondary market standards of the GSEs ("nonconforming loans"). Nonconforming loans constituted approximately half of 1998's total SFR originations. These loans may be nonconforming because:

     - they exceed the maximum amount allowed by the secondary market ("jumbo loans");

     - the loan documentation lacks some information relating to the borrower's credit or employment history but not the value of the collateral; or

     - the borrower's credit history fails to meet secondary market standards.

All nonconforming loans are fully supported by appraisals and title insurance. In addition, the permitted loan-to-value ratios are generally lower for nonconforming loans than for conforming loans, and they decrease as the amount of the loan increases.

  SFR Construction Loans

     We finance two different categories of SFR construction loans. We make custom construction loans to the intended occupant of a house to finance the house's construction. We typically combine construction phase financing with permanent financing of the completed home. We make builder construction loans to borrowers that are in the business of building homes for resale. We make builder construction loans on a house-by-house basis or, in certain circumstances, through a collateralized, limited line of credit. Builder construction loans involve somewhat more risk and different underwriting considerations than custom construction loans.

     Before we make an SFR construction loan, the borrower must obtain the approval of various levels of our personnel, depending on the size and characteristics of the loan. The approval requirements for SFR construction loans are more stringent for properties other than single-family detached houses than for single-family detached houses.

     SFR construction loans are an integral part of our overall lending program. Builder construction loans are of short duration, generally 12 to 18 months and are generally priced at a higher rate than permanent residential loans. Custom construction loans may also be of short duration, generally 9 to 12 months, or may be 15 to 30 years if combined with permanent financing.

     At December 31, 1998, 51% of our SFR construction portfolio was custom construction loans and 49% was builder construction loans. Originations of SFR construction loans for 1998 totaled $1.75 billion, an increase of 21% from $1.45 billion in 1997. We made substantially all of our 1998 SFR construction loan originations in Washington, Oregon, Utah, Idaho and California.

CONSUMER BANKING

     Through our banking subsidiaries, we offer consumer loan programs in California, Washington, Oregon, Utah, Idaho, Montana, Florida and Texas. These consumer loan programs include:

     - manufactured housing loans;

     - second mortgage loans for purposes unrelated to the property securing the loan and for a variety of purposes related to the property, including its renovation or remodeling;

     - purchase money loans for automobiles, pleasure boats and recreational vehicles;

     - student loans;

     - loans secured by deposit accounts;

     - secured and unsecured loans made under our line of credit programs; and

     - small business lines of credit of $100,000 or less.

In addition to being an important part of our orientation toward consumer financial services, consumer loans provide greater net interest income due to their generally higher yields. The size of our consumer loan portfolio has grown in recent years as we have begun to introduce these products into WMBFA's service area.

     Consumer loans generally are secured loans. Our decision to make a consumer loan is based on an evaluation of the collateral and the borrower's creditworthiness, including such factors as income, other indebtedness and credit history. Lines of credit are subject to our periodic review. If a borrower's financial circumstances change, then we may revise or cancel the borrower's line of credit as we deem appropriate. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with realization on the collateral.

     Our consumer banking operations also offer various consumer deposit products, including money market deposit accounts ("MMDAs") and checking accounts as well as the more traditional savings accounts and time deposit accounts. MMDAs generally require higher minimum balances and offer higher yields than savings accounts. We offer interest-bearing and noninterest-bearing checking accounts. We assess monthly service charges on interest-bearing checking accounts, unless the depositor maintains a minimum balance. We assess no monthly fees on the vast majority of our noninterest-bearing checking accounts.

     At December 31, 1998, we had $85.49 billion in deposits as follows:

                      TYPE OF DEPOSIT                             AMOUNT
                      ---------------                         --------------
Time deposit accounts.......................................  $43.74 billion
MMDAs and savings accounts..................................   28.29 billion
Checking accounts...........................................   13.46 billion

     Since 1995, we have been actively promoting a checking account product called "Free Checking" which we introduced into our California and Florida operations during 1997. This account has helped to reduce our overall cost of funds by increasing the percentage of deposits that are noninterest bearing. We expect to continue actively promoting our "Free Checking" account throughout our markets. We also actively have promoted MMDAs because they have the advantage of being variable-rate liabilities and are generally lower costing than time deposits.

COMMERCIAL BANKING

     We offer a full range of commercial banking products and services, primarily through the Western Bank division of WMB. Our commercial business loans are mainly loans to individuals and to small to mid-sized businesses. Some of these loans are unsecured. A variety of business and personal assets secure the others. In 1998, we originated $1.01 billion of commercial business loans. Our commercial business loan portfolio totaled $1.13 billion at December 31, 1998.

     In addition, we provide loans to commercial real estate owners and developers. Commercial real estate lending generally entails greater risks than residential mortgage lending, although less risk than commercial business lending. Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the real estate project that secures the loan and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, particularly the interest rate environment. Commercial real estate values tend to be cyclical and, while commercial real estate values trended upward in many areas of the country in 1998, we carefully monitor the commercial real estate environment to determine the level of our activity in this area.

     In all commercial real estate lending, we consider the location, marketability and overall attractiveness of the project. Our current underwriting guidelines for commercial real estate loans require us to perform an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. Before we make a commercial real estate loan, the borrower must obtain the approval of various levels of our personnel, depending on the size and characteristics of the loan.

     Historically, we focused our commercial real estate lending on small to mid-sized apartment lending (loans of $2.5 million or less). Beginning in 1996, we broadened our lending scope by increasing our nonresidential real estate lending at a faster pace than our apartment lending. This change in emphasis reflected, in part, the development of our commercial banking operations which we began in 1995. Home Savings, however, had restricted its commercial real estate lending to apartments since 1990. The acquisition of Home Savings has substantially changed the makeup of our commercial real estate loan portfolio. At December 31, 1998, our commercial real estate portfolio contained $14.55 billion in apartment loans and $3.58 billion in nonresidential commercial real estate loans.

FINANCIAL SERVICES

     Our financial services business consists of WM Financial Services, Inc., a licensed broker-dealer; WM Advisors, Inc., the investment adviser to WM Group of Funds; WM Funds Distributor, Inc., the distributor of the WM Group of Funds; and Washington Mutual Insurance Services, Inc. Through our broker-dealer, WM Financial Services, we offer a wide range of investment products to our customers, including mutual funds, variable and fixed annuities and general securities. At December 31, 1998, we operated in seven states and had 319 financial consultants and 559 licensed personal financial representatives. On January 1, 1999, the broker-dealer formerly owned by Ahmanson, Griffin Financial Services, merged into WM Financial Services, so that our broker-dealer now operates in one additional state, has 159 additional financial consultants and has 55 additional personal financial representatives.

     Our WM Group of Funds is a proprietary mutual fund complex formed through the consolidation of our Composite Funds and Great Western's Sierra Trust Funds. At December 31, 1998, the WM Group of Funds consisted of 18 mutual funds, 18 variable annuities and five managed asset funds, and had 215,052 accounts and $4.93 billion in assets under management. We distribute these mutual funds, non-proprietary mutual funds and variable annuities to our customers through the WM Financial Services network located in the branches of our subsidiary banks and to non-customers through a network of unaffiliated broker-dealers. Ahmanson's mutual fund group, The Griffin Funds, merged with the WM Group of Funds during March of 1999. At December 31, 1998, The Griffin Funds had $1.09 billion in assets.

     Washington Mutual Insurance Services supports the mortgage lending process by offering property and casualty insurance products. The group also offers mortgage life and accidental death and dismemberment, property and casualty, and life insurance products to existing mortgage and deposit customers.

CONSUMER FINANCE

     Aristar makes direct consumer installment loans, including real estate secured loans, and purchases retail installment contracts from local retail establishments. Aristar also issues a credit card to facilitate revolving credit transactions. These consumer credit transactions are primarily for personal, family or household purposes. Installment loans typically have original terms ranging from 12 to 360 months. In 1998, originations had an average original term of 63 months. In the year ended December 31, 1998, 72% of the originations of all installment loans were unsecured or secured by luxury goods, automobiles or other personal property. The remaining 28% were secured by real estate. We generally acquire retail installment contracts without recourse to the originating merchant. These contracts are typically written with original terms of three to 60 months and for 1998 had an average original term of 27 months.

     The loans made by Aristar have a higher yield than the SFR loans and consumer loans made by our banking subsidiaries, because these loans tend to have higher risk. Many of Aristar's borrowers would not qualify for a loan from our banking subsidiaries due to high debt-to-income ratios. In addition, Aristar makes home equity loans primarily where the proceeds are used for purposes unrelated to the property securing the loan, and thus bears more risk relating to declining collateral values.

     Aristar currently operates in 24 states, primarily in the southeastern United States. In 1998, Aristar significantly increased its lending volume in Texas as a result of changes in state law, which permitted non-purchase money home equity lending in Texas beginning January 1, 1998. For the first time in Texas, lenders may make home equity loans for purposes unrelated to the property.

TREASURY ACTIVITIES

     Our treasury department has three primary responsibilities:

     - interest rate risk management;

     - acquisition of funds; and

     - investment of excess funds.

It manages these responsibilities primarily through the purchase and sale of mortgage-backed securities and whole loans in the secondary market and through its borrowing practices.

  Investing Activities

     One way in which we manage our interest rate risk is by purchasing and selling mortgage-backed securities in the secondary market. Mortgage-backed securities ("MBS") are pools of loans that are transferred to a single purpose trust or other special purpose entity created for the securitization. Certificates issued by the trust or other special purpose entity represent undivided ownership interests in those loans transferred to the trust or other special purpose entity. Securitization of our loans provides us with increased liquidity both because MBS are more readily marketable than the underlying loans and because MBS can be used more readily as collateral for borrowing. During 1998, we also purchased a substantial amount of MBS and whole loans in the secondary market in order to increase our asset base.

     Prior to 1998, the primary ARM product originated by our operations in California was indexed to the Cost of Funds Index of the Eleventh District Federal Home Loan Bank (San Francisco) ("COFI"). At December 31, 1998, approximately 49% of our real estate loan portfolio and 58% of our MBS were indexed to COFI. The MBS we purchased in 1998 were both fixed rate and adjustable rate tied to indices other than COFI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management Strategy."

     We generally securitize a substantial portion of our fixed-rate SFR loan production in order to sell the MBS in the secondary market. When we securitize and sell these fixed-rate loans without recourse, as we generally do, they become obligations of the applicable GSE. Generally, we retain the right to service these loans for a fee fixed by the GSE.

     Beginning in 1995, we securitized loans with Fannie Mae and Freddie Mac under programs in which they have recourse against us as the originator of the loans ("Recourse MBS"). These securitizations primarily involve ARMs. They generally are less costly and sometimes require less documentation than securitizations without recourse. We generally can sell these Recourse MBS in the secondary market or use them to collateralize borrowings and to meet regulatory liquidity requirements. We have retained the majority of Recourse MBS in our portfolio. The remainder were sold to third parties. We establish a recourse liability to cover the estimated loss on these obligations.

     We also purchase private issue MBS, collateralized mortgage obligations ("CMOs"), and loan pools in the secondary market. The yield on these assets generally exceeds the yield on agency MBS because they expose us to certain risks that are not inherent in agency MBS, such as credit risk and liquidity risk. Neither the U.S. government nor any of its agencies guarantees these assets, because the loan size, underwriting or underlying collateral often does not meet set industry standards. Consequently, the potential for loss of the principal investment is higher than for agency MBS. Furthermore, the complex structure of certain CMOs in our portfolio increases the difficulty in assessing the portfolio's risk and its fair value. Examples of some of the more complex structures include certain CMOs where we hold subordinated tranches, certain CMOs that have been resecuritized and certain securities that contain a significant number of loans with principal balances in amounts larger than can be sold as agency MBS.

     Beginning in 1999, we began to acquire sub-prime single-family mortgage loans in order to increase the yield in our loan portfolio. Loans are classified as sub-prime because the borrowers have had past credit problems or have high debt-to-income ratios. These borrowers would typically not qualify for conforming loans. We anticipate that we will purchase increased amounts of sub-prime loans in 1999. While we screen the portfolios of sub-prime loans we purchase for unacceptable credit risk, these loans by their nature bear more credit risk than is found in conforming loans that we originate or in agency MBS and, accordingly, we expect that loan charge offs on these portfolios will be higher than on our other portfolios.

     We have instituted a policy of performing credit reviews on each individual security or loan pool prior to purchase. Such a review includes consideration of the collateral characteristics, borrower payment histories and information concerning loan delinquencies and losses of the underlying collateral. After a security is purchased, similar information is monitored on a periodic basis. Furthermore, we have established internal guidelines limiting the geographic concentration of the underlying collateral.

     Under federal and state law, our banking subsidiaries must maintain a minimum amount of assets that qualify as liquid for regulatory purposes. WMBFA and WMBfsb have authority to make investments specified by the Home Owners' Loan Act ("HOLA") and applicable regulations, including the purchase of governmental obligations, investment grade commercial paper, and investment grade corporate debt securities. Under Washington state law, WMB has authority, subject to a numerical limit, to make any investment deemed prudent by its board of directors, and may invest in commercial paper, corporate bonds, mutual fund shares, debt and equity securities issued by creditworthy entities and interests in real estate located inside or outside of Washington State. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, prohibits a state bank (such as WMB) from making or retaining equity investments that are not permissible for a national bank, subject to certain exceptions. Despite these broad investment powers, at December 31, 1998, MBS accounted for $46.42 billion or 99% of our total investment portfolio. At December 31, 1998, 75% of MBS were agency MBS. The remainder, $11.73 billion, were private issue MBS and CMOs. See "Notes to Consolidated Financial Statements -- Note 4:
Securities."

  Borrowing Activities

     Because deposits have generally declined in recent years, we increasingly have relied on wholesale borrowings to fund our asset growth. Borrowings include securities sold under agreements to repurchase ("reverse repurchase agreements"), the purchase of federal funds, the issuance of mortgage-backed bonds or notes, capital notes and other types of debt securities, the issuance of commercial paper, and funds obtained as advances from the Federal Home Loan Bank ("FHLB") of Seattle, the FHLB of San Francisco and the FHLB of Topeka. We also have access to the Federal Reserve Bank's discount window. Under Washington state law, WMB may borrow up to 30% of its total assets, but reverse repurchase agreements are not deemed borrowings under such law, and the 30% does not apply to borrowings from federal, state or municipal governments, agencies or instrumentalities, including the FHLBs.

     We actively engage in reverse repurchase agreements with authorized broker-dealers and major customers, selling U.S. government and corporate debt securities and MBS under agreements to repurchase them or similar securities at a future date. At December 31, 1998, we had $17.52 billion of such borrowings.

     WMB and WMBfsb are members of the FHLB of Seattle and WMBFA is a member of the FHLB of San Francisco. As members, each company maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. At year-end 1998, WMBFA, WMB and WMBfsb had credit lines ranging from 40% to 50% of total assets. At December 31, 1998, advances under these credit lines totaled $39.75 billion and were secured by mortgage loans, MBS and U.S. government and agency securities.

     A member of an FHLB is generally required to purchase stock of the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. At December 31, 1998, we held stock in FHLBs with an aggregate value of $2.03 billion.

     We offer wholesale deposits, primarily time deposit accounts, to political subdivisions and public agencies. Generally, these deposits must be collateralized. We consider wholesale deposits to be a borrowing source rather than a customer relationship.

     In addition to the borrowings discussed above, at December 31, 1998, we were in a position to borrow an additional $33.66 billion, primarily through the use of collateralized borrowings using unpledged mortgage-backed securities and other wholesale borrowing sources. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity."

ASSET QUALITY

     We maintain an allowance to absorb credit losses inherent in the loan portfolio. The allowance is based on an ongoing, quarterly assessment of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. This quarterly analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses, as any differences between estimated and actual losses will be immediately addressed in the assessment and resulting loan loss provision.

     In analyzing our existing loan portfolios, we apply specific monitoring policies and procedures which vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our SFR, consumer loans, consumer finance loans and commercial real estate loans under $1 million are relatively homogeneous, and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans and no reserves are allocated to any specific loan. Our determination of the level of the reserve and, correspondingly, the provision for loan losses for these homogenous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of the portfolio. These judgments are supported by analyses that fall into three general categories: (i) current and anticipated economic conditions; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and (iii) our prior loan loss experience. These systematic analyses provide a self-correcting mechanism to reduce differences between estimated and actual observed losses in the portfolios.

     In contrast, our monitoring process for the commercial real estate over $1 million, commercial business and builder construction loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are evaluated under more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan will be appropriately downgraded and, if warranted, placed on nonaccrual status. In that event, an allocated reserve will be established for it, even though the loan may be current as to principal and interest payments.

     We have a Credit Policy Committee ("CPC") that provides reports to the Board of Directors and continuously reviews loan quality. We also have internal staff regularly review the classification of commercial business loans and commercial real estate loans over $1 million and report such classification to the CPC. Such reviews also assist management in establishing the level of the reserve. We are also examined by our primary regulators. These examinations generally occur annually and target various of our activities, including specific segments of the loan portfolio.

EMPLOYEES

     Our number of full-time equivalent employees decreased from 27,661 at December 31, 1997 to 27,330 at December 31, 1998. We believe that we have been successful in attracting quality employees and that our employee relations are good.

BUSINESS COMBINATIONS

     Most of our growth since 1988 has occurred as a result of banking business combinations. The following table summarizes our business combinations since April 1988:

                                                                                            NUMBER OF
           ACQUISITION NAME             DATE ACQUIRED     LOANS     DEPOSITS     ASSETS     LOCATIONS
           ----------------             -------------   ---------   ---------   ---------   ---------
                                                            (DOLLARS IN MILLIONS)
Columbia Federal Savings Bank and
  Shoreline Savings Bank..............  April 29, 1988  $   551.0   $   555.0   $   752.6        26
Old Stone Bank(1).....................  June 1, 1990        229.5       292.6       294.0         7
Frontier Federal Savings
  Association(2)......................  June 30, 1990          --        95.6          --         6
Williamsburg Federal Savings
  Bank(2).............................  Sept. 14, 1990         --         4.3          --         3
Vancouver Federal Savings Bank........  July 31, 1991       200.1       253.4       260.7         7
CrossLand Savings, FSB(2).............  Nov. 8, 1991           --       185.4          --        15
Sound Savings and Loan Association....  Jan. 1, 1992         16.8        20.5       23.51         1
World Savings and Loan
  Association(2)......................  March 6, 1992          --        37.8          --         2
Great Northwest Bank..................  April 1, 1992       603.2       586.4       710.4        17
Pioneer Savings Bank..................  March 1, 1993       624.5       659.5       926.5        17
Pacific First Bank, A Federal Savings
  Bank................................  April 9, 1993     3,770.7     3,831.7     5,861.3       129

Far West Federal Savings Bank(2)......  April 15, 1994         --        42.2          --         3
Summit Savings Bank...................  Nov. 14, 1994       127.5       169.3       188.1         4
Olympus Bank, a Federal Savings
  Bank................................  April 28, 1995      237.8       278.6       391.4        11
Enterprise Bank.......................  Aug. 31, 1995        92.8       138.5       153.8         1
Western Bank..........................  Jan. 31, 1996       500.8       696.4       776.3        42
Utah Federal Savings Bank.............  Nov. 30, 1996        88.9       106.7       122.1         5
American Savings Bank, F.A............  Dec. 20, 1996    14,562.9    12,815.4    21,893.5       224
United Western Financial Group........  Jan. 15, 1997       272.7       299.9       404.1        16
Great Western Financial Corporation...  July 1, 1997     32,448.3    27,785.1    43,769.8     1,138
H.F. Ahmanson & Company(3)............  Oct. 1, 1998     33,939.1    33,974.6    50,354.7       436
Industrial Bank.......................  Dec. 31, 1998        11.1        26.1        27.2         1

---------------
(1) This was an acquisition of selected assets and liabilities.

(2) The acquisition was of branches and deposits only. The only assets acquired were branch facilities or loans collateralized by acquired savings deposits.

(3) Includes loans, deposits and assets acquired by Ahmanson from Coast.

     See "Notes to Consolidated Financial Statements -- Note 2: Business Combinations/Restructuring" for a discussion of accounting treatment for certain of the acquisitions.

TAXATION

  General

     For federal income tax purposes, we report our income and expenses using the accrual method of tax accounting and use the calendar year as our tax year. Except for the interest expense rules pertaining to certain tax-exempt income applicable to banks and the bad debt reserve deduction repealed in 1996, we are subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in generally the same manner as other corporations.

  Tax Bad Debt Reserve Recapture

     The Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMBFA, WMB and WMBfsb, generally recapture for federal income tax purposes that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts generally are to be taken into ordinary income ratably over a six-year period beginning in 1997. The amount we would have to pay (based upon current federal income tax rates) in federal income taxes each year of the six-year period due to the Job Protection Act is not material.

     The Job Protection Act also repeals the reserve method of accounting for tax bad debt deductions. Thus, it requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

  State Income Taxation

     The states of California, Oregon, Florida, Utah, Idaho and Montana, as well as many other states in which we do business, have corporate income taxes, which are imposed on companies doing business in those states. Our operations in California, Oregon and Florida result in substantial corporate income tax expense in those states. As our operations in the remaining states increase, these state corporate income taxes will have an increasing effect on our results of operations or financial condition.

     The state of Washington does not currently have a corporate income tax. Washington imposes on businesses a business and occupation tax based on a percentage of gross receipts. Currently, the tax does not apply to interest received on loans secured by first mortgages or deeds of trust on residential properties. However, it is possible that legislation will be introduced that would repeal or limit this exemption.

  Assistance Agreement

     As a result of the Keystone Transaction and related transactions in 1996, WMI and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings & Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FRF"). The Assistance Agreement provides, in part, for the payment to the FRF over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West Federal Savings and Loan Association ("New West"). The provision for such payments is reflected in the financial statements as a part of the line item -- income taxes. See "Notes to Consolidated Financial Statements -- Note 17: Income Taxes."

ENVIRONMENTAL REGULATION

     Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner of properties used in or held for our business, and as a secured lender of property that is found to contain hazardous substances or wastes.

     Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence our decision whether to foreclose on property that is found to be contaminated. Our general policy is to obtain an environmental assessment prior to foreclosure on commercial property. The existence of hazardous substances or wastes on such property may cause us to elect not to foreclose on the property, thereby limiting, and in some instances precluding, us from realizing on such loans.

REGULATION AND SUPERVISION

     References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

  General

     As a savings and loan holding company, WMI is subject to regulation by the Office of Thrift Supervision ("OTS"). WMBFA and WMBfsb are federal savings associations and are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured through the Savings Association Insurance Fund (the "SAIF") and, to a lesser extent, the Bank Insurance Fund (the "BIF") by the FDIC, which also has some authority to regulate WMBFA and WMBfsb. WMB is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington ("State Director"). The FDIC insures the deposit accounts of WMB through both the BIF and SAIF. The FDIC examines and regulates WMB and other state-chartered banks that are not members of the Federal Reserve System ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings.

                                                     PRIMARY
                                                     FEDERAL          STATE           INSURANCE
ENTITY                                   CHARTER    REGULATOR       REGULATOR          FUND(S)
------                                  ---------   ---------   -----------------   --------------
WMI...................................  State (WA)     OTS      n.a.                n.a.
WMBFA.................................  Federal        OTS      None                SAIF, BIF
WMB...................................  State (WA)    FDIC      WA State Director   BIF, SAIF
WMBfsb................................  Federal        OTS      None                SAIF

     We also own a small industrial bank, First Community Industrial Bank ("FCIB"), in Denver, Colorado. FCIB is a state-chartered institution that is regulated by Colorado state authorities in addition to the FDIC. State law specifies the investments that this institution may make and the activities in which it may engage.

     State and federal laws govern our consumer finance subsidiaries. Federal laws relate primarily to fair credit practice matters. State laws establish applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

  Holding Company Regulation

     WMI is a multiple savings and loan holding company, as defined by federal law, because it owns three savings associations: WMB, WMBFA and WMBfsb. WMB is a state-chartered savings bank that has elected to be treated as a savings association for purposes of the federal savings and loan holding company law. WMI is treated as a unitary savings and loan holding company, because WMBFA and WMBfsb are deemed to have been acquired in supervisory transactions. Therefore, certain restrictions under federal law on the activities and investments of multiple savings and loan holding companies do not apply to WMI. These restrictions will apply to WMI if WMB, WMBFA or WMBfsb fails to be a qualified thrift lender ("QTL"). By this we mean generally that:

     - at least 65% of a specified asset base must consist of: loans to small businesses, including credit card loans; education loans; or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or

     - at least 60% of total assets must consist of cash, government or agency debt or equity securities, fixed assets, or loans secured by: deposits; real property used for residential, educational, church, welfare or health purposes; or real property in certain urban renewal areas.

Each of WMB, WMBFA and WMBfsb is currently in compliance with QTL standards. Failure to remain a QTL would restrict the ability of WMBFA, WMBfsb or WMB to obtain advances from the FHLB. Failure to remain a QTL also would restrict the ability of WMBFA or WMBfsb to branch and pay dividends. The OTS has recently proposed a regulation that could affect WMI's treatment as a unitary savings and loan holding company. See "-- Recent and Proposed Federal Legislation and Regulation."

     Acquisitions by Savings and Loan Holding Companies. Neither WMI nor any other person may acquire control of a savings institution or a savings and loan holding company without the prior approval of the OTS, or, if the acquirer is an individual, the OTS' lack of disapproval. In either case, the public must have an opportunity to comment on the proposed acquisition, and the OTS must complete an application review. Without prior approval from the OTS, WMI may not acquire more than 5% of the voting stock of any savings institution that is not one of its subsidiaries.

     Annual Reporting; Examinations. Under HOLA and OTS regulations WMI, as a savings and loan holding company, must file periodic reports with the OTS. In addition, WMI must comply with OTS recordkeeping requirements.

     WMI is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

     Commonly Controlled Depository Institutions; Affiliate Transactions. Depository institutions are "commonly controlled" if they are controlled by the same holding company or if one depository institution controls another depository institution. WMI controls WMB, WMBFA, WMBfsb and FCIB. The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses it incurs in connection either with the default of a "commonly controlled" depository institution or with the FDIC's provision of assistance to such an institution.

     WMB, WMBFA and WMBfsb, as holding company subsidiaries that are depository institutions, are subject to both qualitative and quantitative limitations on the transactions they conduct with WMI and its other subsidiaries.

     Capital Adequacy. WMI is not subject to any regulatory capital requirements, but each of its subsidiary depository institutions is subject to various capital requirements. See "-- Capital Requirements."

     Subsidiary Savings Institution Regulation. As federally-chartered savings associations, WMBFA and WMBfsb are subject to regulation and supervision by the OTS. As a state-chartered savings bank, WMB is subject to regulation and supervision by the State Director and the FDIC.

     State Regulation and Supervision. State statutes empower savings banks in Washington, such as WMB, to conduct, subject to various conditions and limitations, business activities that include the following:

     - accept deposits and pay interest on them;

     - make loans on or invest in residential and other real estate;

     - make consumer loans;

     - make commercial loans;

     - invest in corporate obligations, government debt securities, and other securities; and

     - offer various trust and banking services to their customers.

     Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations.

     Restrictions on Subsidiary Savings Institution Dividends. WMI's principal sources of funds are cash dividends paid to it by its banking and other subsidiaries, investment income and borrowings. Federal and state law limits the ability of a depository institution, such as WMB, WMBFA or WMBfsb, to pay dividends or make other capital distributions.

     Washington state law prohibits WMB from declaring or paying a dividend greater than its retained earnings if doing so would cause its net worth to be reduced below (i) the amount required for the protection of preconversion depositors or (ii) the net worth requirements, if any, imposed by the State Director.

     OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. The regulations currently establish a three-tiered system of regulation, with the greatest flexibility afforded to institutions that meet or exceed the capital requirements.

     A savings association that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its capital requirements is considered a "Tier 1 association." At December 31, 1998, WMBFA and WMBfsb were Tier 1 associations. Unless the OTS has notified a Tier 1 association that it requires more than normal supervision, the association may make capital distributions during a calendar year up to the greater of:

     - 100% of its net income to date during the calendar year plus the amount that would reduce the association's "surplus capital ratio" (the institution's excess capital over its capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year, or

     - 75% of the association's net income over the most recent four-quarter period.

The association must give 30 days' prior notice to the OTS, but OTS approval is not required. In addition, a Tier 1 association may make capital distributions in excess of the foregoing limits if the OTS does not object within a 30-day period following notice by the association.

     The OTS has amended its capital distribution regulation effective April 1, 1999. Associations (such as WMBFA and WMBfsb) that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its Board of Directors. In addition, the savings institution now must obtain prior approval from the OTS if it fails to meet certain regulatory conditions or if, after giving effect to the proposed distribution, the institution's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized.

  FDIC Insurance

     The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution. The FDIC administers two separate deposit insurance funds, the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WMB and FCIB are members of the BIF, but a portion of WMB's deposits is insured through the SAIF. WMBFA and WMBfsb are members of the SAIF, but a portion of WMBFA's deposits is insured through the BIF. WMB and WMBFA are subject to payment of annual assessments ratably to both funds.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1998, the assessment rate for both SAIF and BIF deposits ranged from 0% to 0.27% of covered deposits. WMB, WMBFA and FCIB qualify for the lowest rate on their BIF deposits, and WMB, WMBFA and WMBfsb qualify for the lowest rate on their SAIF deposits. Accordingly, none of these institutions paid any deposit insurance assessments in 1998.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The current FICO assessment rate for BIF-insured deposits is 1.22 cents per $100 of deposits per year and 6.10 cents per $100 of deposits per year for SAIF-insured deposits.

  Capital Requirements

     Each of our subsidiary depository institutions is subject to various capital requirements. WMB and FCIB are each subject to FDIC capital requirements, while WMBFA and WMBfsb are subject to OTS capital requirements.

     WMB and FCIB. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

     The FDIC uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. For example, U.S. Treasury bills and GNMA securities are placed in the 0% risk category, Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by SFR properties and certain private issue MBS are generally placed in the 50% risk category, and commercial real estate and consumer loans are generally placed in the 100% risk category. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight in one of four categories.

     Under FDIC guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%, and the ratio of Tier I capital to risk-weighted assets must be at least 4.00%.

     In addition to the risk-based capital guidelines, the FDIC uses a leverage ratio to evaluate a bank's capital adequacy. Most banks are required to maintain a minimum leverage ratio of Tier 1 capital to average assets of at least 4.00% to 5.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the institution's particular risk profile.

     The FDIC may consider other factors that may affect a bank's financial condition. These factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     The following table sets forth the current regulatory requirement for capital ratios for FDIC-regulated banks as compared with our capital ratios at December 31, 1998:

                                                            TIER 1 CAPITAL TO    TOTAL CAPITAL TO
                                       TIER 1 CAPITAL TO      RISK-WEIGHTED       RISK-WEIGHTED
                                        AVERAGE ASSETS           ASSETS               ASSETS
                                       -----------------    -----------------    ----------------
Regulatory minimum...................   4.00% - 5.00%              4.00%               8.00%
WMB's actual.........................           5.90              10.59               11.47
FCIB actual..........................          20.02              24.01               25.27

     WMBFA and WMBfsb. The OTS requires savings associations, such as WMBFA and WMBfsb, to meet each of three separate capital adequacy standards:

     - a core capital leverage requirement;

     - a tangible capital requirement; and

     - a risk-based capital requirement.

For a limited time, core capital may include certain amounts of qualifying supervisory goodwill.

     OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. It is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. Associations whose exposure to interest rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings association that vary from the requirements that otherwise would apply under the OTS capital regulations. The OTS has not established such individual minimum capital requirements for WMBFA or WMBfsb.

     The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 1998:

                                                                    CORE RISK-    TOTAL RISK-
                                              CORE      TANGIBLE      BASED          BASED
                                             CAPITAL    CAPITAL      CAPITAL        CAPITAL
                                              RATIO      RATIO        RATIO          RATIO
                                             -------    --------    ----------    -----------
Regulatory minimum.........................   3.00%(1)    1.50%        4.00%          8.00%
WMBFA's actual.............................   5.76        5.76        10.22          12.11
WMBfsb's actual............................   7.37        7.37        12.09          13.35

---------------
(1) Most savings associations are required to maintain a minimum leverage ratio of at least 4.00% - 5.00%.

  FDICIA Requirements and Prompt Corrective Action

     FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories:

     - well capitalized;

     - adequately capitalized;

     - undercapitalized;

     - significantly undercapitalized; and

     - critically undercapitalized.

An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Federal law requires that the federal banking agencies risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and the FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as WMBFA and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause WMBFA or WMBfsb to cease to be well capitalized. In June 1996, the

FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would evaluate the banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

  FDIC and OTS Regulation and Examination

     The FDIC has adopted regulations to protect the deposit insurance funds and depositors, including regulations governing the deposit insurance of various forms of accounts. The FDIC also has adopted numerous regulations to protect the safety and soundness of FDIC-regulated banks. These regulations cover a wide range of subjects including financial reporting, change in bank control, affiliations with securities firms and capital requirements. In certain instances, these regulations restrict the exercise of powers granted by state law.

     An FDIC regulation and a joint FDIC/OTS policy statement place a number of restrictions on the activities of WMB's and WMBFA's securities affiliates and on such affiliates' transactions with WMB, WMBFA and WMBfsb. These restrictions include requirements that such affiliates follow practices and procedures to distinguish them from WMB, WMBFA and WMBfsb and that such affiliates give customers notice from time to time of their separate corporate status and of the distinction between insured deposits and uninsured nondeposit products.

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

     Federal savings associations, such as WMBFA and WMBfsb, are subject to regulatory oversight and examination by the OTS and the FDIC. HOLA and OTS regulations delineate such associations' investment and lending powers. Federal savings associations generally may not invest in noninvestment grade debt securities, nor may they generally make equity investments, other than investments in service corporations.

     Federal law and regulations require that WMBFA and WMBfsb maintain liquid assets in excess of a specified limit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

     Federal regulation of depository institutions is intended for the protection of depositors (and the BIF and the SAIF), and not for the protection of stockholders or other creditors. In addition, a provision in the

Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

  Federal Reserve Regulation

     Under Federal Reserve Board regulations, WMB, WMBFA, WMBfsb and FCIB are each required to maintain reserves against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, WMBFA, WMBfsb and FCIB each maintain reserves against net transaction accounts in the amount of 3% on amounts of $41.6 million or less, plus 10% on amounts in excess of $41.6 million. Institutions may designate and exempt $4.9 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. Savings banks and savings associations, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the institution to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance.

     Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.

     Under the regulations applicable before July 1, 1997, WMBFA and WMBfsb each received an "outstanding" CRA rating from the OTS, and WMB and FCIB received an "outstanding" CRA rating from the FDIC. These ratings reflect our commitment to meeting the credit needs of the communities we serve. Although subsequent CRA examinations have occurred, we have not yet received the final results. We maintain a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe our credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

     In May 1998, we announced a ten-year, $120 billion community reinvestment commitment to the communities in which we do business. This commitment replaces prior commitments made by us and the companies we have acquired.

     The $120 billion commitment targets single-family lending, small business and consumer lending, multi-family lending and community investment at the following levels:

     - Single-family lending -- $81.6 billion in affordable housing loans to minority racial and ethnic borrowers, borrowers in low- to moderate-income census tracts and borrowers earning less than 80% of median income. Of this amount, $30 billion will target low- to moderate-income borrowers.

     - Small business and consumer lending -- $25 billion in loans to small businesses and consumers with low to moderate incomes, including consumer loans and lines of credit to borrowers with low to moderate incomes and in low- to moderate-income census tracts and to small businesses with an emphasis on loans and lines of credit of $50,000 or less and on loans to people of color, women and disabled persons.

     - Multi-family lending -- $12.1 billion for apartment and manufactured home park developments in low- to moderate-income census tracts or serving families earning less than 80% of median income.

     - Community investment -- $1.3 billion in investments and loans to community development and low-income housing initiatives, tax-exempt housing revenue bonds, minority financial institutions and community banks and financial institutions targeting minority racial and ethnic communities or other community needs.

     As part of this commitment, we expect to continue our long-standing target of returning 2% of our pretax earnings in contributions to the communities we serve, with an emphasis on underserved areas. We will target 3% of our after-tax earnings, plus an additional 10% of any net recovery from the resolution of Ahmanson's goodwill litigation against the U.S. government, if that total exceeds 2% of pretax earnings. These contributions are made through grants, sponsorships, loans at below-market rates, in-kind donations, volunteer time and other financial support.

  Recent and Proposed Federal Legislation and Regulation

     Effective June 1, 1997, federal legislation repealed certain restrictions on the establishment of interstate branches by national banks and state-chartered banks. In addition, bank holding companies are now generally permitted to buy banks in any state. WMBFA and WMBfsb already had authority to establish interstate branches under existing federal law and regulations, so management expects that such legislation will primarily benefit our competitors.

     In February 1999, the OTS proposed a regulation which could affect WMI's ability to engage in certain nonbanking activities. If a savings and loan holding company ("SLHC") owns more than one savings association, it is a multiple SLHC. HOLA generally restricts multiple SLHCs and their non-association subsidiaries to traditional savings association activities and services and to activities permitted bank holding companies. These restrictions do not apply to a multiple SLHC if all, or all but one, of its subsidiary savings associations were acquired in transactions involving a sale or transfer from an ailing or failing institution ("supervisory acquisition"). Such a multiple SLHC is sometimes referred to as an "exempt" multiple SLHC. The OTS proposal states that, under certain circumstances, an exempt multiple SLHC could lose its exempt status if it or one of its subsidiary associations is involved in a merger.

     WMI has had the status of an exempt multiple SLHC because two of its three subsidiary associations -- WMBFA and WMBfsb -- were acquired in supervisory acquisitions. However, both WMBFA and WMBfsb, as well as WMI, have been involved in subsequent merger transactions. Accordingly, it is possible that, if the proposed regulation were adopted, the OTS could assert that WMI is not an exempt multiple SLHC. If that were to occur, WMI would have to merge its subsidiary associations or discontinue activities not permitted to multiple SLHCs.

     Various legislative proposals relating to financial services companies have been or are expected to be introduced in the current session of Congress. These include proposals to restrict affiliations between banks and nonbanking corporations including life insurance companies, and to require federal savings institutions, such as WMBFA and WMBfsb, to convert to commercial banks. The outcome of these legislative proposals cannot be forecast reliably.

  Regulation of Nonbanking Affiliates

     As a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"), WM Financial Services is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As a registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions.

     The NASD has adopted and forwarded to the SEC for approval rules concerning NASD member operations conducted in branches of depository institutions. Although many of the NASD's proposed requirements are substantially similar to the joint FDIC/OTS policy statement governing the activities of our securities affiliates, the NASD proposal, if approved by the SEC, could impose additional restrictions on these affiliates.

COMPETITIVE ENVIRONMENT

     We face significant competition in attracting and retaining deposits and making loans in all of our market areas. Our most direct competition for deposits has historically come from savings institutions, credit unions and commercial banks doing business in our primary market areas of California, Washington, Oregon, Florida, Texas and Utah. As with all banking organizations, however, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks and GSEs. Our competitors' activities may make it difficult for us to achieve our financial goals. In addition to the normal competitive factors described above, our management at the holding company level has limited operating experience in California, Florida and Texas.

     Although consolidation has decreased the number of institutions competing in our markets, both savings associations and commercial banks have reemphasized their focus on the consumer, making competition for retail deposits and loans extremely fierce. While the increased competitive pressures make the banking environment more difficult, we remain a strong market force. For 1998, our originations of SFR loans ranked first in both Washington and Oregon, and second in California.

PRINCIPAL OFFICERS

     The following table sets forth certain information regarding the principal officers of Washington Mutual:

                                                                                   EMPLOYEE OF
PRINCIPAL OFFICERS                    AGE         CAPACITY IN WHICH SERVED        COMPANY SINCE
------------------                    ---         ------------------------        -------------
Kerry K. Killinger..................  49    Chairman of the Board of Directors,       1983
                                            President and Chief Executive
                                            Officer
Fay L. Chapman......................  52    Executive Vice President and General      1997
                                            Counsel
Craig S. Davis......................  47    Executive Vice President                  1996
Steven P. Freimuth..................  42    Executive Vice President                  1988
William A. Longbrake................  55    Executive Vice President and Chief        1996
                                            Financial Officer
Deanna W. Oppenheimer...............  40    Executive Vice President                  1985
Craig E. Tall.......................  53    Executive Vice President                  1985
S. Liane Wilson.....................  56    Executive Vice President                  1985
Richard M. Levy.....................  40    Senior Vice President and Controller      1998
Norman H. Swick.....................  49    Senior Vice President and Chief Risk      1980
                                            Officer
Douglas G. Wisdorf..................  44    Senior Vice President and Deputy          1976
                                            Chief
                                            Financial Officer

     Mr. Killinger has been Chairman, President and Chief Executive Officer of WMI since its organization as a holding company in 1994. He has been Chairman of the Board of Directors of WMB since 1991 and Chief Executive Officer since 1990. Mr. Killinger became an Executive Vice President of WMB in 1983, a Senior Executive Vice President of WMB in 1986 and the President and a director of WMB in 1988.

     Ms. Chapman became an Executive Vice President and General Counsel and member of the Executive Committee of WMI in September 1997. Prior to that, Ms. Chapman had been a partner with Foster Pepper & Shefelman PLLC, a Seattle, Washington law firm, since 1979.

     Mr. Davis became an Executive Vice President and member of the Executive Committee in January 1997, following our merger with Keystone Holdings. In his capacity as Executive Vice President, Mr. Davis is responsible for SFR lending and financial services. He was Director of Mortgage Origination of American Savings Bank from 1993 through 1996 and served as President of ASB Financial Services, Inc. from 1989 to 1993.

     Mr. Freimuth became an Executive Vice President and member of the Executive Committee in 1997. In this capacity, he is responsible for corporate lending administration and human resources. He joined WMB as a Vice President in 1988 and became a Senior Vice President in 1991.

     Mr. Longbrake rejoined WMI in October 1996 as Executive Vice President and Chief Financial Officer and a member of the Executive Committee. In his capacity as Executive Vice President, Mr. Longbrake is responsible for corporate finance. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the FDIC. Mr. Longbrake was Senior Executive Vice President and Chief Financial Officer of WMI from its organization through February 1995. He was Chief Financial Officer of WMB from 1988 to 1995 and a member of our Executive Committee from its formation in 1990 until 1995 and again since 1996.

     Ms. Oppenheimer has been an Executive Vice President of WMI since its organization. She has been an Executive Vice President of WMB since 1993 and a member of the Executive Committee since its formation in 1990. In this capacity, Ms. Oppenheimer is responsible for corporate marketing and consumer bank distribution. She has been an officer of WMB since 1985. She became an Assistant Vice President of WMB in 1986, a Vice President in 1987 and a Senior Vice President in 1989.

     Mr. Tall has been an Executive Vice President of WMI since its organization. He had been an Executive Vice President of WMB since 1987 and a member of the Executive Committee since its formation in 1990. In his capacity as Executive Vice President, Mr. Tall is responsible for corporate development, corporate properties, commercial banking and consumer finance.

     Ms. Wilson has been an Executive Vice President of WMI since its organization. She has been an Executive Vice President of WMB since 1988 and a member the Executive Committee since its formation in 1990. In her capacity as Executive Vice President, Ms. Wilson is responsible for corporate operations.

     Mr. Levy has been a Senior Vice President and Controller of WMI since February 1998. In this capacity, he is Washington Mutual's principal accounting officer. Prior to joining the Company, Mr. Levy was Executive Vice President and Chief Financial Officer of Community Trust Bancorp from 1995 to 1997. Prior to that, he was the Controller of Bank of America Texas, N.A.

     Mr. Swick has been a Senior Vice President of WMI since its organization. He became Chief Risk Officer in 1998 and prior to that time was the Company's General Auditor. He has been an officer of WMB since 1980. Mr. Swick became a Vice President in 1984 and Senior Vice President in 1988. In this capacity, he monitors our internal controls and credit risk.

     Mr. Wisdorf has been Deputy Chief Financial Officer since 1996 and Senior Vice President of WMI since its organization. Mr. Wisdorf was Controller of WMI from 1994 to February 1998. He became Vice President and Controller of WMB in 1986 and has been an officer since 1978.

ITEM 2. PROPERTIES

     As of December 31, 1998, the Company's banking subsidiaries conducted business from 1,173 consumer financial centers, 55 Western Bank financial centers, 16 business banking centers and 273 home loan centers and wholesale loan centers in 37 states and the District of Columbia. Consumer finance operations were conducted in over 500 locations in 24 states.

     Washington Mutual's administrative offices are located at 1201 Third Avenue, Seattle, Washington, 98101 where, as of December 31, 1998, the Company leased approximately 236,000 square feet pursuant to a lease agreement that starts to terminate in 2007. The Company also leases approximately 158,000 square feet of space in Seattle in the Second and Seneca Building pursuant to a lease agreement that starts to terminate in 2001; approximately 75,000 square feet in the adjoining building pursuant to a lease agreement that starts to terminate in 2006; approximately 100,000 square feet in Seattle in the First Interstate Building at 999 Third Avenue pursuant to a lease agreement that starts to terminate in 1999; approximately 76,000 square feet in Seattle in the 1111 Third Avenue Building pursuant to a lease agreement that starts to terminate in 2004; approximately 59,000 square feet in the Rainer Tower Building at 1301 Fifth Avenue pursuant to a lease agreement that starts to terminate in 2003; and approximately 110,000 square feet in Bothell, Washington pursuant to a lease agreement that terminates in 2009. The Company has multiple options to renew leases at all locations.

     WMBFA administrative and subsidiary operations are conducted from owned office space totaling 280,000 square feet in Irvine, California; 237,000 square feet in Stockton, California; and 305,000 square feet in Chatsworth, California; and 87,000 square feet in Baldwin Park, California. WMBFA administrative and subsidiary operations are also conducted from leased office space totaling approximately 11,000 square feet in Los Angeles pursuant to a lease agreement that terminates in 2002; approximately 722,000 square feet in Chatsworth pursuant to a lease agreement that starts to terminate in 2005; 691,000 square feet in Irwindale pursuant to a lease agreement that terminates in 2010; 465,000 square feet in the City of Industry, California pursuant to a lease agreement that terminates in 2005 and 82,000 square feet in St. Louis, Missouri pursuant to a lease agreement that terminates in 2007.

     Offices used by the Company on the Irwindale-Baldwin Park, City of Industry and St. Louis campuses (the "Home Savings Campuses") are being closed in order to consolidate operations there with similar operations on other administrative campuses, which will make more efficient use of building space. As a result of this consolidation, the Company anticipates that the approximately 1,325,000 square feet located on the

Home Savings Campuses will become available to sublet to third party tenants beginning in mid-1999. In addition, the Company has identified 162 consumer financial centers that will be closed and will have their operations consolidated with neighboring financial centers by mid-1999.

     WMBFA also owned a vacant administrative facility totaling approximately 385,000 square feet located in Canoga Park, California that housed the Coast operations and administration prior to its acquisition by Home Savings in 1998. This facility was sold in February 1999.

     Aristar administrative operations are conducted from owned office space totaling 71,000 square feet in Tampa, Florida.

     See "Notes to Consolidated Financial Statements -- Note 10: Premises and Equipment."

ITEM 3. LEGAL PROCEEDINGS

     Washington Mutual has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR WASHINGTON MUTUAL'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK

     Washington Mutual's common stock trades on The New York Stock Exchange under the symbol WM. Prior to December 9, 1998, the Company's common stock traded on The Nasdaq Stock Market under the symbol WAMU. As of February 26, 1999, there were 593,989,545 shares issued and outstanding held by 40,181 shareholders of record. The closing price of the Company's common stock on March 9, 1999 was $42.44 per share.

     The high and low common stock prices by quarter were as follows:

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                                1998                1997
                                          ----------------    ----------------
                                           HIGH      LOW       HIGH      LOW
                                          ------    ------    ------    ------
Fourth quarter..........................  $41.25    $28.50    $48.25    $40.20
Third quarter...........................   46.06     31.13     46.83     39.25
Second quarter..........................   50.92     40.94     41.80     30.25
First quarter...........................   49.95     36.75     39.25     28.50

     The cash dividends declared by quarter were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Fourth quarter.............................................  $0.220    $0.187
Third quarter..............................................   0.207     0.180
Second quarter.............................................   0.200     0.173
First quarter..............................................   0.193     0.167

     These dividends have not been restated to reflect pooling combinations.

PREFERRED STOCK

     At December 31, 1998, the Company had no preferred stock outstanding.

PAYMENT OF DIVIDENDS AND POLICY

     Payment of future dividends is subject to declaration by Washington Mutual's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and deposit growth of its subsidiaries. The dividend policy of Washington Mutual is also dependent on the ability of WMB, WMBFA and WMBfsb to pay dividends to their respective parent company, which is influenced by legal, regulatory and economic restrictions. See "Business -- Regulation and Supervision -- Restrictions on Subsidiary Savings Institution Dividends."

     Retained earnings of the Company at December 31, 1998 included a pre-1988 thrift bad debt reserve for tax purposes of $2.01 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the thrift subsidiaries no longer qualifies as either a bank or a qualified thrift lender, the Company will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiary's pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Washington Mutual and is derived from and should be read in conjunction with the Consolidated Financial Statements of Washington Mutual and the Notes thereto, which are included in this Annual Report on Form 10-K. The Ahmanson Merger in 1998, the Great Western Merger in 1997 and the Keystone Transaction in 1996 were accounted for as poolings of interests. The assets, liabilities, stockholders' equity, and results of operations of the pooled companies have been included in the Company's financial statements on a consolidated basis at their book values for all periods, and no goodwill was created. Washington Mutual's financial information contained herein has been restated as if the respective companies had been combined for all periods presented unless otherwise noted. Prior to the Ahmanson Merger, Ahmanson acquired Coast Savings Financial, Inc. in a transaction accounted for by the purchase method. As a result, Coast's financial information has been included only from the date of its acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." As such, the information presented herein is not comparable with that reflected in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

                                                            YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------
                                         1998           1997           1996          1995          1994
                                      -----------    -----------    ----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Interest income.....................  $11,221,468    $10,202,531    $9,892,290    $9,860,408    $8,020,040
Interest expense....................    6,929,743      6,287,038     6,027,177     6,306,724     4,416,088
                                      -----------    -----------    ----------    ----------    ----------
Net interest income.................    4,291,725      3,915,493     3,865,113     3,553,684     3,603,952
Provision for loan losses...........      161,968        246,642       498,568       344,624       490,449
Other income........................    1,524,148        996,162       833,696     1,253,463       930,170
Other expense.......................    3,284,448      3,126,744     3,609,606     2,790,267     2,863,146
                                      -----------    -----------    ----------    ----------    ----------
Income before income taxes,
  cumulative effect of accounting
  changes, and minority interest....    2,369,457      1,538,269       590,635     1,672,256     1,180,527
Income taxes........................      882,525        653,151       201,707       654,593       437,668
Cumulative effect of change in tax
  accounting method.................           --             --            --      (234,742)           --
Minority interest in earnings of
  consolidated subsidiaries.........           --             --        13,570        15,793        13,992
                                      -----------    -----------    ----------    ----------    ----------
Net income..........................  $ 1,486,932    $   885,118    $  375,358    $  767,128    $  728,867
                                      ===========    ===========    ==========    ==========    ==========
Net income attributable to common
  stock.............................  $ 1,470,990    $   830,087    $  291,723    $  673,099    $  634,838
                                      ===========    ===========    ==========    ==========    ==========
Net income per common share:
  Basic.............................        $2.61          $1.56         $0.55         $1.23         $1.19
  Diluted...........................         2.56           1.52          0.54          1.21          1.17
Average diluted common shares used
  to calculate earnings per share...  578,562,305    556,759,023    539,058,104   585,045,390   574,540,459
Cash dividends paid per common
  share:
  Pre-business combinations(1)......        $0.82          $0.71         $0.60         $0.51         $0.47
  Post-business combinations(2).....         0.73           0.66          0.65          0.51          0.52
Common stock dividend payout
  ratio(2)..........................        29.32%         40.61%        94.12%        37.26%        40.24%
Return on average assets............         0.96           0.63          0.28          0.56          0.58
Return on average stockholders'
  equity............................        16.62          11.73          4.70         10.02         10.00
Return on average common
  stockholders' equity..............        16.67          11.95          3.95         10.14         10.12

                                                                 DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                  1998            1997               1996               1995            1994
                              ------------    ------------       ------------       ------------    ------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Assets......................  $165,493,281    $143,522,398       $137,328,541       $137,142,972    $133,426,346
Available-for-sale
  securities................    32,917,053      19,817,226         25,431,464         31,181,617      10,255,552
Held-to-maturity
  securities................    14,129,482      17,207,854          9,605,367         10,967,204      21,505,700
Loans.......................   108,370,906      97,624,348         92,943,126         85,335,568      89,852,632
Deposits....................    85,492,141      83,429,433         87,509,358         88,019,469      92,758,147
Borrowings..................    65,200,489      49,976,377         40,014,735         38,261,697      31,053,312
Stockholders' equity........     9,344,400       7,601,085          7,426,137          8,421,102       7,303,223
Ratio of stockholders'
  equity to total assets....          5.65%           5.30%              5.41%              6.14%           5.47%
Diluted book value per
  common share..............        $16.07(3)       $13.23(3)(4)       $12.52(3)(4)       $13.31(4)       $11.37(4)
Number of diluted common
  shares outstanding at end
  of period.................   581,408,525(3)  550,689,721(3)(4)  554,811,012(3)(4)  583,622,187(4)  584,757,465(4)

---------------
(1) Amounts paid by acquired companies prior to their combination with the
    Company were not included.

(2) Based on dividends paid and earnings of the Company after restatement of financial statements for significant transactions accounted for as poolings of interests.

(3) 12,000,000 shares of common stock issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees were not included.

(4) Net of outstanding treasury shares and including potential conversion of outstanding convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     During the past three years, the transactions described below transformed the Company from a regional financial services company whose activities were concentrated in Washington, Oregon and Utah to a company with operations in 37 states and the District of Columbia, including California, Florida and Texas. At December 31, 1998, the Company was the largest savings institution and the eighth largest banking company in the United States.

     The Keystone Transaction. On December 20, 1996, Keystone Holdings merged with and into WMI, and all of the subsidiaries of Keystone Holdings, including ASB, became subsidiaries of WMI.

     The Great Western Merger. On July 1, 1997, Great Western merged with and into New American Capital, Inc. ("NACI"), a wholly-owned subsidiary of WMI, and all of the subsidiaries of Great Western, including GWB and Aristar, became subsidiaries of NACI. On October 1, 1997, GWB was merged with and into ASB; simultaneously, the name of ASB was changed to Washington Mutual Bank, FA. Great Western was a diversified financial services company with more than 1,000 mortgage lending, retail banking and consumer finance offices nationwide.

     The Ahmanson Merger. On October 1, 1998, Ahmanson merged with and into WMI. On October 3, 1998, Ahmanson's banking subsidiary, Home Savings, was merged with and into WMBFA. Ahmanson conducted the majority of its business in California, with operations in eight other states.

     The Coast Acquisition. On February 13, 1998, Ahmanson acquired Coast in a transaction accounted for as a purchase (the "Coast Acquisition"). Under this method of accounting, periods prior to the acquisition were not restated, the assets and liabilities of Coast were adjusted to their estimated fair values and any excess of the purchase price over the fair value of the assets acquired, net of the fair value of the liabilities assumed, was recognized as goodwill. At the date of the Coast Acquisition, Coast had total assets of $8.90 billion and deposits of $6.40 billion. The value of Ahmanson common stock issued to effect the transaction was $925.1 million as of the purchase date. Ahmanson recorded $516.5 million in goodwill and core deposit intangibles.

     The Keystone Transaction, the Great Western Merger, the Ahmanson Merger and the Coast Acquisition are collectively referred to herein as the "Transactions."

RESULTS OF OPERATIONS

  Overview

     Washington Mutual's net income for 1998 was $1.49 billion compared with $885.1 million in 1997 and $375.4 million in 1996. Net income during 1998 was reduced by charges associated with the Ahmanson Merger and the Great Western Merger totaling $508.3 million for transaction-related expenses, but was enhanced by income of $289.0 million from the sale of certain retail branches in Florida. Net income during 1997 was reduced by charges associated primarily with the Great Western Merger totaling $431.1 million for transaction-related expenses and $100.0 million for the write down of one tranche of a security created with loans acquired from GWB. Net income during 1996 was reduced by charges of $556.4 million for the special

SAIF assessment, $158.1 million for transaction-related expenses in the Keystone Transaction, $68.3 million for restructuring expense at Great Western prior to the Great Western Merger, a $125.0 million loan loss provision for loans acquired from Keystone Holdings, and a $50.0 million loan loss provision for the bulk sale by GWB of nonperforming loans prior to the Great Western Merger. Diluted earnings per share were $2.56 in 1998, $1.52 in 1997 and $0.54 in 1996. The various transaction-related expenses, the special SAIF assessment and the addition to the loan loss reserve and loan write downs discussed above negatively affected the various financial ratios that are commonly used to assess the performance of financial institutions. Due to the effect of adjustments related to the merger activity in the past three years, the Company does not believe that the 1998, 1997 and 1996 ratios are indicative of the Company's overall performance in those years, nor does the Company believe they are indicative of the Company's performance in 1999 and subsequent years.

  Net Interest Income

     Net interest income for 1998 of $4.29 billion increased from $3.92 billion in 1997 and $3.87 billion in 1996. The net interest margin for 1998 was 2.88% compared with 2.91% in 1997 and 2.96% in 1996.

     The 1998 increase in net interest income was due to an 11% rise in average interest-earning assets to $149.08 billion in 1998 compared with $134.44 billion in 1997. The net interest spread, however, declined slightly to 2.70% in 1998 from 2.74% in 1997. The 1997 increase in net interest income was due to a 3% rise in average interest-earning assets from $130.71 billion in 1996. The net interest spread declined to 2.74% in 1997 from 2.78% in 1996. To a certain extent, the Company's net interest spread is affected by changes in the yield curve. During 1998, the difference between the yields on a three-month U.S. Treasury bill and a ten-year U.S. government note averaged 37 basis points compared with 116 basis points a year earlier, and 128 basis points in 1996. This substantial flattening in the slope of the yield curve began in late 1997 and continued throughout 1998.

     Approximately 80% of the Company's interest-sensitive assets have adjustable rates that change with movements in short- to mid-term market interest rates as do the majority of the liabilities contributing to the Company's cost of funds. Market interest rates generally declined during 1996 and then remained low within a narrow range during 1997 and 1998, which was reflected in the relative stability of the Company's yields, rates and net interest spread during the same period.

     Average statements of financial condition, together with the total dollar amounts of interest income and expense and the weighted average interest rates were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                                 1998                                1997
                                   ---------------------------------   ---------------------------------
                                                          INTEREST                            INTEREST
                                     AVERAGE              INCOME OR      AVERAGE              INCOME OR
                                    BALANCE(1)    RATE     EXPENSE      BALANCE(1)    RATE     EXPENSE
                                   ------------   ----   -----------   ------------   ----   -----------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
Cash equivalents, securities and
  FHLB stock.....................  $ 43,484,260   7.02%  $ 3,054,699   $ 37,545,693   7.14%  $ 2,681,771
Loans(2).........................   105,595,302   7.73     8,166,769     96,892,957   7.76     7,520,760
                                   ------------          -----------   ------------          -----------
      Total interest-earning
        assets...................   149,079,562   7.53    11,221,468    134,438,650   7.59    10,202,531
Other assets.....................     6,041,833                           5,000,374
                                   ------------                        ------------
      Total assets...............  $155,121,395                        $139,439,024
                                   ============                        ============
LIABILITIES
Deposits:
    Checking accounts............  $ 12,165,263   0.61        74,643   $ 10,698,514   0.75        80,014
    Savings accounts and MMDAs...    25,924,391   3.65       946,975     22,570,995   3.35       755,198
    Time deposit accounts........    48,340,728   5.31     2,566,397     52,065,270   5.40     2,810,330
                                   ------------          -----------   ------------          -----------
      Total deposits.............    86,430,382   4.15     3,588,015     85,334,779   4.27     3,645,542
Borrowings:
  Reverse repurchase
    agreements...................    16,875,176   5.67       957,514     14,792,062   5.69       841,114
  Advances from FHLBs............    30,109,943   5.65     1,701,312     17,643,892   5.76     1,016,925
  Federal funds purchased and
    commercial paper.............     4,121,666   5.61       231,085      3,335,437   5.71       190,373
  Other..........................     6,046,087   7.47       451,817      8,655,345   6.85       593,084
                                   ------------          -----------   ------------          -----------
      Total borrowings...........    57,152,872   5.85     3,341,728     44,426,736   5.95     2,641,496
                                   ------------          -----------   ------------          -----------
      Total interest-bearing
        liabilities..............   143,583,254   4.83     6,929,743    129,761,515   4.85     6,287,038
                                                         -----------                         -----------
Other liabilities................     2,590,912                           2,134,298
                                   ------------                        ------------
  Total liabilities..............   146,174,166                         131,895,813
STOCKHOLDERS' EQUITY.............     8,947,229                           7,543,211
                                   ------------                        ------------
Total liabilities and
  stockholders' equity...........  $155,121,395                        $139,439,024
                                   ============                        ============
Net interest spread and
  net interest income............                 2.70   $ 4,291,725                  2.74   $ 3,915,493
                                                         ===========                         ===========
Net interest margin..............                 2.88                                2.91

                                       YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                                 1996
                                   --------------------------------
                                                          INTEREST
                                     AVERAGE             INCOME OR
                                    BALANCE(1)    RATE    EXPENSE
                                   ------------   ----   ----------
                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash equivalents, securities and
  FHLB stock.....................  $ 41,537,767   7.16%  $2,974,351
Loans(2).........................    89,173,080   7.76    6,917,939
                                   ------------          ----------
      Total interest-earning
        assets...................   130,710,847   7.57    9,892,290
Other assets.....................     5,624,498
                                   ------------
      Total assets...............  $136,335,345
                                   ============
LIABILITIES
Deposits:
    Checking accounts............  $  9,512,343   0.83       78,898
    Savings accounts and MMDAs...    21,482,940   3.16      679,006
    Time deposit accounts........    56,191,952   5.35    3,006,271
                                   ------------          ----------
      Total deposits.............    87,187,235   4.32    3,764,175
Borrowings:
  Reverse repurchase
    agreements...................    16,596,812   5.51      914,992
  Advances from FHLBs............    10,801,707   5.63      608,503
  Federal funds purchased and
    commercial paper.............     2,092,617   5.40      113,086
  Other..........................     9,077,753   6.90      626,421
                                   ------------          ----------
      Total borrowings...........    38,568,889   5.87    2,263,002
                                   ------------          ----------
      Total interest-bearing
        liabilities..............   125,756,124   4.79    6,027,177
                                                         ----------
Other liabilities................     2,589,325
                                   ------------
  Total liabilities..............   128,345,449
STOCKHOLDERS' EQUITY.............     7,989,896
                                   ------------
Total liabilities and
  stockholders' equity...........  $136,335,345
                                   ============
Net interest spread and
  net interest income............                 2.78   $3,865,113
                                                         ==========
Net interest margin..............                 2.96

---------------
(1) Average balances were obtained from the best available daily, weekly or monthly data, which management believes approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in their respective loan categories.
    Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $6.6 million in 1998, $51.3 million in 1997 and $72.0 million in 1996.

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

                                         1998 VS. 1997                        1997 VS. 1996
                               ----------------------------------   ---------------------------------
                                INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                                      DUE TO                               DUE TO
                               ---------------------     TOTAL      ---------------------     TOTAL
                               VOLUME(1)      RATE       CHANGE     VOLUME(1)     RATE       CHANGE
                               ----------   --------   ----------   ---------   ---------   ---------
                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME
Cash equivalents, securities
  and FHLB stock.............  $  416,360   $(43,432)  $  372,928   $(285,160)  $  (7,420)  $(292,580)
Loans(2).....................     672,941    (26,932)     646,009     599,209       3,612     602,821
                               ----------   --------   ----------   ---------   ---------   ---------
       Total interest
          income.............   1,089,301    (70,364)   1,018,937     314,049      (3,808)    310,241
INTEREST EXPENSE
Deposits:
  Checking accounts..........      17,325    (22,696)      (5,371)      5,271      (4,155)      1,116
  Savings accounts and
     MMDAs...................     118,565     73,212      191,777      35,324      40,868      76,192
  Time deposits..............    (198,353)   (45,580)    (243,933)   (223,018)     27,077    (195,941)
                               ----------   --------   ----------   ---------   ---------   ---------
       Total deposit
          expense............     (62,463)     4,936      (57,527)   (182,423)     63,790    (118,633)
Borrowings:
  Reverse repurchase
     agreements..............     118,194     (1,794)     116,400    (103,892)     30,014     (73,878)
  Advances from FHLBs........     703,969    (19,582)     684,387     394,043      14,379     408,422
  Federal funds purchased and
     commercial paper........      44,016     (3,304)      40,712      70,609       6,678      77,287
  Other......................    (178,730)    37,463     (141,267)    (28,881)     (4,456)    (33,337)
                               ----------   --------   ----------   ---------   ---------   ---------
       Total borrowing
          expense............     687,449     12,783      700,232     331,879      46,615     378,494
                               ----------   --------   ----------   ---------   ---------   ---------
       Total interest
          expense............     624,986     17,719      642,705     149,456     110,405     259,861
                               ----------   --------   ----------   ---------   ---------   ---------
Net interest income..........  $  464,315   $(88,083)  $  376,232   $ 164,593   $(114,213)  $  50,380
                               ==========   ========   ==========   =========   =========   =========

---------------
(1) Average balances were obtained from the best available daily, weekly or monthly data, which management believes approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in the average loan amounts outstanding.
    Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $6.6 million in 1998, $51.3 million in 1997 and $72.0 million in 1996.


  Provision for Loan Losses

     The provision for loan losses during 1998 was $162.0 million compared with $246.6 million in 1997 and $498.6 million in 1996, reflecting a continued declining trend in nonperforming assets, nonaccrual loans and charge offs. In addition, in 1996, the provision reflected an additional charge of $125.0 million related to the Keystone Transaction and a bulk sale of $50.0 million of nonperforming loans by GWB prior to the Great Western Merger. The provisions in both 1998 and 1997 were lower than the levels of charge offs, reflecting improved credit quality in the loan portfolio caused primarily by the general improvement in the California economy.

  Other Income

     Other income consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1998         1997        1996
                                                   ----------    --------    ---------
                                                         (DOLLARS IN THOUSANDS)
Depositor and other retail banking fees:
  Checking account and MMDA charges..............  $  493,549    $388,832    $ 279,014
  ATM transaction fees...........................      34,939      30,755       26,449
  Other..........................................      39,888      59,113       53,426
                                                   ----------    --------    ---------
     Total depositor and other retail banking
       fees......................................     568,376     478,700      358,889
Loan servicing income............................     117,356     141,278      143,835
Loan related income..............................     111,155      89,758       78,479
Securities fees and commissions..................     192,126     186,079      176,434
Insurance fees and commissions...................      59,202      58,327       54,749
Mortgage banking income (loss)...................     133,084     (44,368)      49,174
Gain on sale of retail deposit branch systems....     289,040      57,566        6,861
Gain on sale of other assets.....................      26,966      41,179       43,521
Provision for recourse liability.................     (52,871)    (76,636)    (113,686)
Other operating income...........................      79,714      64,279       35,440
                                                   ----------    --------    ---------
     Total other income..........................  $1,524,148    $996,162    $ 833,696
                                                   ==========    ========    =========

     Depositor and other retail banking fees of $568.4 million in 1998 increased from $478.7 million in 1997 and $358.9 million in 1996. The increases reflected the collection of overdraft protection, nonsufficient funds ("NSF") and other fees on a greatly increased number of checking accounts and MMDAs. The number of checking accounts increased during 1998 by nearly 550,000 or 16% to approximately 3,899,000.

     The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. For 1998 (excluding Ahmanson), depositor fees averaged $149.18 per checking account compared with losses of $25.46 per checking account.

     Loan servicing income totaled $117.4 million in 1998, compared with $141.3 million in 1997 and $143.8 million in 1996. The 17% decline in 1998 reflected an increase in the amortization of mortgage servicing rights from $64.2 million in 1997 to $89.3 million in 1998 related to the higher rate of prepayments in the portfolio of loans serviced.

     Loan related income consists of late charges, prepayment fees, reconveyance fees and miscellaneous income. The increases in loan related income were primarily the result of growth in the loan portfolio and the Coast Acquisition.

     During 1998, the Company had net mortgage banking income of $133.1 million, compared with a net loss of $44.4 million in 1997 and net income of $49.2 million in 1996. Included in the net loss in 1997 was a $100.0 million write down of one tranche of a security created from loans acquired from GWB. This tranche was held in the trading portfolio. Excluding this transaction, the Company would have had net mortgage banking income of $55.6 million in 1997. The Company sold SFR loans of $18.11 billion in 1998 and $7.41 billion in 1997, primarily from its fixed-rate loan production. During 1996, GWB sold a substantial portion of its student loan portfolio for $356.6 million, realizing a gain of $22.5 million. Most of the remaining gains recognized during 1996 were the result of selling $6.20 billion of fixed-rate loans.

     Ahmanson had a consistent strategy to engage in retail branch purchases and sales to consolidate its presence in key geographic locations. Pretax gain on sale of retail deposit branch systems was $289.0 million in 1998, up from $57.6 million in 1997 and $6.9 million in 1996. In 1998, Ahmanson sold deposits of $3.24 billion and the remainder of its branch premises in Florida. In 1997, Ahmanson sold deposits of $251.4 million and branch premises in Arizona for a pretax gain of $16.0 million, and deposits of $916.3 million and certain branch premises in Florida for a pretax gain of $41.6 million. In 1996, Ahmanson sold deposits of $197.4 million and certain branch premises in Texas for a pretax gain of $6.9 million.

     Net gain on the sale of other assets was $27.0 million during 1998, compared with $41.2 million during 1997 and $43.5 million during 1996. On December 31, 1997, the Company recorded a $20.8 million gain on the sale of its insurance subsidiary, WM Life Insurance Company, to SAFECO Life Insurance Company.

     Charge offs on loans securitized with recourse are reported in the line item -- provision for recourse liability -- as a charge to earnings in other income. The provision for recourse liability was $52.9 million for 1998, compared with $76.6 million in 1997 and $113.7 million in 1996. The provision for recourse liability is established through the same guidelines used to determine the provision for loan losses.

     Other operating income totaled $79.7 million in 1998, compared with $64.3 million in 1997 and $35.4 million in 1996. Other operating income includes nonrecurring income as well as various types of miscellaneous income that tend to grow with the size of the Company.

  Other Expense

     Other expense consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Salaries and employee benefits.................  $1,190,679    $1,168,604    $1,175,107
Occupancy and equipment:
  Premises and equipment.......................     389,434       393,559       409,544
  Data processing..............................     108,692       106,560       103,156
                                                 ----------    ----------    ----------
     Total occupancy and equipment.............     498,126       500,119       512,700
Telecommunications and outsourced
  information services.........................     255,644       213,372       178,454
Regulatory assessments.........................      63,204        59,887       168,912
SAIF special assessment........................          --            --       556,414
Transaction-related expense....................     508,286       431,125       226,414
Amortization of intangible assets..............     104,252        89,351        84,236
Foreclosed asset expense.......................      23,445        80,704       124,185
Other operating expense:
  Advertising and promotion....................     114,247       108,485        88,052
  Operating losses and settlements.............      94,885        62,745        68,070
  Postage......................................      76,457        71,391        54,203
  Professional fees............................      60,587        75,333        77,899
  Office supplies..............................      42,053        35,741        46,879
  Travel and training..........................      44,995        37,377        36,200
  Proprietary mutual fund expense..............      30,421        38,163        24,855
  Other........................................     177,167       154,347       187,026
                                                 ----------    ----------    ----------
     Total other operating expense.............     640,812       583,582       583,184
                                                 ----------    ----------    ----------
     Total other expense.......................  $3,284,448    $3,126,744    $3,609,606
                                                 ==========    ==========    ==========

     Salaries and employee benefits totaled $1.19 billion during 1998, compared with $1.17 billion during 1997 and $1.18 billion during 1996. Full-time equivalent employees were 27,330 at December 31, 1998, compared with 27,661 at year-end 1997 and 28,077 at year-end 1996. During 1998, staff reductions in connection with the Great Western and Ahmanson Mergers and sales of branches were offset by increased staff levels resulting from the Coast Acquisition and required to support the Company's increased loan production.

     Expense for telecommunications and outsourced information services was $255.6 million in 1998, compared with $213.4 million in 1997 and $178.5 million in 1996. In general, the year-to-year increases reflected growth in deposit accounts and loan originations, higher levels of customer support services during account conversions and increased use of outsourced data processing services.

     Regulatory assessments were $63.2 million in 1998 and $59.9 million in 1997, down from $168.9 million in 1996, reflecting a reduction in the assessment rate paid on the Company's deposits as a result of the recapitalization of the SAIF. During 1996, Washington Mutual was subject to a special assessment on SAIF deposits held by its banking subsidiaries which resulted in a charge of $556.4 million.

     Amortization of intangible assets increased to $104.3 million in 1998, from $89.4 million in 1997 and $84.2 million in 1996. The 17% increase in 1998 was due to the Coast Acquisition in February 1998 under the purchase accounting method, which created intangible assets of $516.5 million.

     Foreclosed asset expense declined to $23.4 million in 1998, from $80.7 million in 1997 and $124.2 million in 1996. The decrease in foreclosed asset expense from 1997 to 1998 reflected the elimination of outsourcing activities, a decrease in the number of foreclosed assets, increased gain on sales of properties and a net loss on foreclosed asset sales in 1997.

     Other operating expense increased to $640.8 million in 1998, from $583.6 million in 1997 and $583.2 million in 1996. Contributing to the rise in advertising costs in 1998 and 1997 were marketing campaigns designed to introduce the Company's products to the California market. Operating losses and settlements increased in 1998 primarily due to an increase in deposit account-related losses resulting from the growth in the number of checking accounts. Postage costs increased due to the system conversions related to the Transactions which required several special customer notifications as well as increased mailings related to various marketing campaigns. Other operating expense in 1998 included $30.0 million of expense for the donation of land for open space to support further development of property owned by Ahmanson as a real estate investment. It also included $28.5 million in write downs on other Ahmanson real estate investment properties.

     As a result of the Transactions, the Company recorded transaction-related expenses of $508.3 million, $431.1 million and $226.4 million during 1998, 1997 and 1996. The majority of the expenses were for severance and related payments, facilities and equipment impairment, and various investment banking, legal and contract exit fees. The accruals of $262.0 million at year-end 1998, $196.1 million at year-end 1997 and $126.6 million at year-end 1996 related primarily to expenses for specifically identified severance programs, the impairment of premises and equipment and the liability for contract exit fees for duplicate services.

     The Company expected staff reductions related to the Keystone Transaction and the Great Western Merger of approximately 2,850 and an additional 3,400 staff reductions related to the Ahmanson Merger. As of December 31, 1998, all staff reductions related to the Keystone Transaction and the Great Western Merger were completed and approximately 800 employee separations had occurred as a result of the Ahmanson Merger. The remaining employee separations are planned to be completed by the end of September 1999.

     During 1998, these transaction-related expenses were partially offset by reductions in the estimates of contract cancellation fees of $13.6 million, severance of $8.7 million and other accruals of $3.6 million, and from gains on the disposition of surplus real estate of $12.8 million. The reduction in estimates for contract cancellation fees was largely a result of maintaining certain contracts in place for longer periods than originally anticipated, thereby reducing the cancellation penalties. The reduction in severance estimates was primarily the result of more employees voluntarily terminating without severance than was originally estimated. The gains from the disposition of surplus real estate were a result of the value of excess branch properties being higher than originally estimated due to increases in real estate values in southern California.

     Offices used by the Company on the Irwindale campus are expected to be closed by the end of the third quarter of 1999. The office space at the Irwindale campus is expected to become available over time to sublet to third party tenants beginning in July 1999. During 1998, the Company consolidated consumer financial centers with neighboring financial centers in conjunction with the Great Western Merger. The Company has also identified 162 branch consolidations in California that will result from the Ahmanson Merger. The consolidations are scheduled for mid-1999 and will coincide with the conversion of the Home Savings branches in California to Washington Mutual's systems and signage. The carrying amount of assets held for disposal at December 31, 1998 was $80.2 million.

     In order to meet the Company's goal to consolidate its current systems platform, certain computer hardware and software equipment has been or will be abandoned and written off. The consolidation of systems will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment.

     Reconciliations of the transaction-related expenses and accrual activity were as follows:

                                                                            1996
                                                                           AMOUNTS    DECEMBER 31,
                                           1996                  1996      CHARGED        1996
                                          PERIOD      1996      TOTAL      AGAINST      ACCRUED
                                          COSTS     ACCRUAL    EXPENSES    ACCRUAL      BALANCE
                                         --------   --------   --------   ---------   ------------
                                                          (DOLLARS IN THOUSANDS)
Severance..............................  $     --   $ 59,714   $ 59,714   $  (2,776)    $ 56,938
Premises...............................        --     29,456     29,456          --       29,456
Equipment..............................        --     29,101     29,101     (18,388)      10,713
Legal, underwriting and other
  direct transaction costs.............    23,179      3,232     26,411          --        3,232
Contract cancellation costs............        --     12,300     12,300          --       12,300
Other..................................    55,456     13,976     69,432          --       13,976
                                         --------   --------   --------   ---------     --------
                                         $ 78,635   $147,779   $226,414   $ (21,164)    $126,615
                                         ========   ========   ========   =========     ========

                                                                            1997
                                                                           AMOUNTS    DECEMBER 31,
                                           1997                  1997      CHARGED        1997
                                          PERIOD      1997      TOTAL      AGAINST      ACCRUED
                                          COSTS     ACCRUAL    EXPENSES    ACCRUAL      BALANCE
                                         --------   --------   --------   ---------   ------------
                                                          (DOLLARS IN THOUSANDS)
Severance..............................  $ 28,807   $ 94,126   $122,933   $ (57,960)    $ 93,104
Premises...............................        --     97,165     97,165     (69,317)      57,304
Equipment..............................        --     49,121     49,121     (59,834)          --
Legal, underwriting and other
  direct transaction costs.............   109,811      3,503    113,314      (5,993)         742
Contract cancellation costs............        --     33,207     33,207     (11,808)      33,699
Other..................................     8,640      6,745     15,385      (9,478)      11,243
                                         --------   --------   --------   ---------     --------
                                         $147,258   $283,867   $431,125   $(214,390)    $196,092
                                         ========   ========   ========   =========     ========

                                                                            1998
                                                                           AMOUNTS    DECEMBER 31,
                                           1998                  1998      CHARGED        1998
                                          PERIOD      1998      TOTAL      AGAINST      ACCRUED
                                          COSTS     ACCRUAL    EXPENSES    ACCRUAL      BALANCE
                                         --------   --------   --------   ---------   ------------
                                                          (DOLLARS IN THOUSANDS)
Severance..............................  $     --   $186,845   $186,845   $(193,935)    $ 86,014
Premises...............................     5,905    117,341    123,246     (15,713)     158,932
Equipment..............................    71,721         --     71,721          --           --
Legal, underwriting and other
  direct transaction costs.............    47,548         --     47,548        (742)          --
Contract cancellation costs............     2,071        563      2,634     (18,584)      15,678
Other..................................    78,778     (2,486)    76,292      (7,351)       1,406
                                         --------   --------   --------   ---------     --------
                                         $206,023   $302,263   $508,286   $(236,325)    $262,030
                                         ========   ========   ========   =========     ========

     Taxation. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. The provision for income taxes was $882.5 million for 1998, which represented an effective tax rate of

37.25%. The provision was lower due to a one-time favorable adjustment in the Company's deferred tax assets attributable to the Keystone Transaction, partially offset by nondeductible transaction-related expenses associated with the Ahmanson Merger.

     The provision for income taxes of $653.2 million for 1997 represented an effective tax rate of 42.46%, due in part to the nondeductibility of certain transaction-related expenses at Washington Mutual, Ahmanson and Great Western, and a settlement with the Internal Revenue Service (the "Service") for 1986 and 1987 for Great Western.

     The provision for income taxes of $201.7 million in 1996 represented an effective tax rate of 34.15%. The primary reason for the lower effective tax rate in 1996 as compared with 1997 and 1998 was the realization of deductions for state tax purposes relating to basis differences of certain subsidiary corporations.

     Keystone Holdings commenced operations in December 1988 as an indirect holding company for ASB. ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary (the "Failed Association") of Financial Corporation of America. The 1988 Acquisition had a "good bank/bad bank" structure, with ASB, the "good bank," acquiring substantially all of the Failed Association's performing loans and fixed assets and assuming substantially all of its deposit liabilities. New West Federal Savings and Loan Association ("New West"), the "bad bank," was formed to acquire the Failed Association's other assets (including nonperforming loans) and liabilities with a view toward their liquidation. New West was transferred to the FDIC as manager of the FRF, prior to the Keystone Transaction.

     In connection with the 1988 Acquisition, the Service entered into a closing agreement (the "Closing Agreement") with respect to the federal income tax consequences of the 1988 Acquisition and certain aspects of the taxation of Keystone Holdings and certain of its affiliates. The Closing Agreement contains provisions that were intended to ensure that losses generated by New West would be available to offset income of ASB for federal income tax purposes. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the FRF. These agreements were designed, in part, to provide that over time 75% of most of the federal income tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West are paid ultimately to the FRF. The provision for such payments is reported in the line item -- income taxes.

     See "Notes to Consolidated Financial Statements -- Note 17: Income Taxes."

QUARTERLY RESULTS OF OPERATIONS

     The results of operations on a quarterly basis have been restated to give effect to the business combination with Ahmanson. Results of operations on a quarterly basis were as follows:

                                                       YEAR ENDED DECEMBER 31, 1998
                               ----------------------------------------------------------------------------
                                         FIRST QUARTER(1)                       SECOND QUARTER(1)
                               ------------------------------------    ------------------------------------
                               WASHINGTON                              WASHINGTON
                                 MUTUAL      AHMANSON     RESTATED       MUTUAL      AHMANSON     RESTATED
                               ----------    --------    ----------    ----------    --------    ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income..............  $1,826,652    $900,584    $2,727,236    $1,900,737    $941,846    $2,842,583
Interest expense.............   1,113,779     553,155     1,666,934     1,174,265     578,621     1,752,886
                               ----------    --------    ----------    ----------    --------    ----------
Net interest income..........     712,873     347,429     1,060,302       726,472     363,225     1,089,697
Provision for loan losses....      45,343       4,632        49,975        46,405      (2,011)       44,394
Other income.................     193,829      70,533       264,362       249,817      79,586       329,403
Other expense................     442,218     232,527       674,745       502,656     225,092       727,748
                               ----------    --------    ----------    ----------    --------    ----------
Income before income taxes...     419,141     180,803       599,944       427,228     219,730       646,958
Income taxes.................     162,670      66,500       229,170       165,957      82,400       248,357
                               ----------    --------    ----------    ----------    --------    ----------
Net income...................  $  256,471    $114,303    $  370,774    $  261,271    $137,330    $  398,601
                               ==========    ========    ==========    ==========    ========    ==========
Net income attributable to
  common stock...............  $  254,733    $107,317    $  362,050    $  260,335    $133,426    $  393,761
                               ==========    ========    ==========    ==========    ========    ==========

Net income per common share:
  Basic......................       $0.68       $0.63         $0.66         $0.69       $0.72         $0.70
  Diluted....................        0.68        0.58          0.64          0.69        0.66          0.68

                                                                  YEAR ENDED DECEMBER 31, 1998
                                                       --------------------------------------------------
                                                                 THIRD QUARTER(1)                FOURTH
                                                       ------------------------------------     QUARTER
                                                       WASHINGTON                              WASHINGTON
                                                         MUTUAL      AHMANSON     RESTATED       MUTUAL
                                                       ----------    --------    ----------    ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income......................................  $1,911,827    $902,451    $2,814,278    $2,837,371
Interest expense.....................................   1,195,686     555,223     1,750,909     1,759,014
                                                       ----------    --------    ----------    ----------
Net interest income..................................     716,141     347,228     1,063,369     1,078,357
Provision for loan losses............................      35,250        (874)       34,376        33,223
Other income.........................................     246,686     362,380       609,066       321,317
Other expense........................................     489,382     238,709       728,091     1,153,864
                                                       ----------    --------    ----------    ----------
Income before income taxes...........................     438,195     471,773       909,968       212,587
Income taxes.........................................     163,898     185,600       349,498        55,500
                                                       ----------    --------    ----------    ----------
Net income...........................................  $  274,297    $286,173    $  560,470    $  157,087
                                                       ==========    ========    ==========    ==========
Net income attributable to common stock..............  $  273,028    $285,064    $  558,092    $  157,087
                                                       ==========    ========    ==========    ==========

Net income per common share:
  Basic..............................................       $0.73       $1.45         $0.98         $0.27
  Diluted............................................        0.73        1.38          0.96          0.27

                                                      YEAR ENDED DECEMBER 31, 1997
                              ----------------------------------------------------------------------------
                                        FIRST QUARTER(1)                       SECOND QUARTER(1)
                              ------------------------------------    ------------------------------------
                              WASHINGTON                              WASHINGTON
                                MUTUAL      AHMANSON     RESTATED       MUTUAL      AHMANSON     RESTATED
                              ----------    --------    ----------    ----------    --------    ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.............  $1,615,416    $858,834    $2,474,250    $1,670,349    $848,532    $2,518,881
Interest expense........... .    955,874     535,751     1,491,625     1,016,964     534,118     1,551,082
                              ----------    --------    ----------    ----------    --------    ----------
Net interest income.........     659,542     323,083       982,625       653,385     314,414       967,799
Provision for loan losses...      53,810      15,977        69,787        49,999      10,462        60,461
Other income................     188,251      76,423       264,674       188,147      99,494       287,641
Other expense...............     495,096     218,394       713,490       472,192     233,882       706,074
                              ----------    --------    ----------    ----------    --------    ----------
Income before income
  taxes.....................     298,887     165,135       464,022       319,341     169,564       488,905
Income taxes................     119,112      62,042       181,154       128,284      64,350       192,634
                              ----------    --------    ----------    ----------    --------    ----------
Net income..................  $  179,775    $103,093    $  282,868    $  191,057    $105,214    $  296,271
                              ==========    ========    ==========    ==========    ========    ==========
Net income attributable to
  common stock..............  $  173,846     $94,685    $  268,531    $  185,128     $96,807    $  281,935
                              ==========    ========    ==========    ==========    ========    ==========

Net income per common share:
  Basic.....................      $0.48       $0.56          $0.50        $0.51       $0.60          $0.54
  Diluted...................       0.47        0.52           0.49         0.50        0.55           0.52

                                                      YEAR ENDED DECEMBER 31, 1997
                              ----------------------------------------------------------------------------
                                        THIRD QUARTER(1)                       FOURTH QUARTER(1)
                              ------------------------------------    ------------------------------------
                              WASHINGTON                              WASHINGTON
                                MUTUAL      AHMANSON     RESTATED       MUTUAL      AHMANSON     RESTATED
                              ----------    --------    ----------    ----------    --------    ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.............  $1,728,553    $844,346    $2,572,899    $1,796,646    $839,855    $2,636,501
Interest expense............   1,072,902     534,042     1,606,944     1,108,751     528,636     1,637,387
                              ----------    --------    ----------    ----------    --------    ----------
Net interest income.........     655,651     310,304       965,955       687,895     311,219       999,114
Provision for loan losses...      52,131       8,833        60,964        51,199       4,231        55,430
Other income................     111,113      52,312       163,425       225,889      54,533       280,422
Other expense...............     825,966     205,333     1,031,299       468,354     207,527       675,881
                              ----------    --------    ----------    ----------    --------    ----------
Income (loss) before income
  taxes.....................    (111,333)    148,450        37,117       394,231     153,994       548,225
Income taxes................      15,621      52,911        68,532       156,331      54,500       210,831
                              ----------    --------    ----------    ----------    --------    ----------
Net income (loss)...........  $ (126,954)    $95,539    $  (31,415)   $  237,900     $99,494    $  337,394
                              ==========    ========    ==========    ==========    ========    ==========
Net income (loss)
  attributable to common
  stock.....................  $ (132,882)    $87,132    $  (45,750)   $  234,254     $91,117    $  325,371
                              ==========    ========    ==========    ==========    ========    ==========
Net income (loss) per common
  share:
  Basic.....................      $(0.36)      $0.54        $(0.09)        $0.63       $0.58         $0.61
  Diluted...................       (0.36)       0.54         (0.09)         0.62        0.53          0.59

---------------
(1) Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combination.

     Net interest income increased in the fourth quarter of 1998 compared with the third quarter of 1998 and the fourth quarter of 1997 primarily due to an increase in interest-earning assets, partially offset by decreases in the net interest spread to 2.66% for the fourth quarter of 1998 from 2.69% in the third quarter of 1998 and 2.77% in the fourth quarter of 1997. Provision for loan losses decreased throughout the quarterly periods reflecting the declining trend in nonperforming assets and improvement in the California economy. Other income included a gain on sale of retail deposit branch systems of $289.0 million in the third quarter of 1998, $41.6 million in the second quarter of 1997 and $16.0 million in the first quarter of 1997. Other expense included transaction-related expenses of $431.5 million in the fourth quarter of 1998 for the Ahmanson Merger and $366.9 million in the third quarter of 1997 related to the Great Western Merger. Income taxes in the fourth quarter of 1998 reflected an unusually low tax rate resulting from a one-time favorable adjustment in the Company's deferred tax assets attributable to the Keystone Transaction, partially offset by nondeductible transaction-related expenses associated with the Ahmanson Merger.

REVIEW OF FINANCIAL CONDITION

     Assets. At December 31, 1998, the Company's assets were $165.49 billion, an increase of $21.97 billion or 15% from $143.52 billion at December 31, 1997. The increase was primarily the result of the Coast Acquisition and the purchase of MBS and whole loans in the secondary market. The Company purchased $19.77 billion of MBS and $2.98 billion of loans during 1998. The Company has historically increased asset size by emphasizing the origination of ARMs and retaining these loans in its portfolio. During 1998, however, fixed-rate originations accounted for 56% of total SFR originations, and, in keeping with the Company's policy, most of the conforming loans were sold. In addition, due to lower mortgage rates throughout 1998, prepayments were higher than historical averages. Accordingly, the Company used the purchases of MBS and whole loans to increase its asset base.

     Interest-Earning Assets. The Company's interest-earning assets consisted of the following:

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1998            1997            1996
                                           ------------    ------------    ------------
                                                      (DOLLARS IN THOUSANDS)
Cash equivalents.........................  $     61,520    $    830,978    $  1,385,258
Securities:
  Trading securities.....................        39,068          23,364           1,647
  Available-for-sale securities:
     MBS.................................    32,399,591      18,624,163      23,295,837
     Investment securities...............       517,462       1,193,063       2,135,627
  Held-to-maturity securities:
     MBS.................................    13,992,235      17,085,036       9,410,234
     Investment securities...............       137,247         122,818         195,133
                                           ------------    ------------    ------------
                                             47,085,603      37,048,444      35,038,478
Loans:
  Loans held in portfolio................   107,612,197      97,530,826      92,610,380
  Loans held for sale....................     1,826,549       1,141,367       1,399,022
  Reserve for loan losses................    (1,067,840)     (1,047,845)     (1,066,276)
                                           ------------    ------------    ------------
                                            108,370,906      97,624,348      92,943,126
Investment in FHLBs......................     2,030,027       1,471,469       1,263,980
                                           ------------    ------------    ------------
                                           $157,548,056    $136,975,239    $130,630,842
                                           ============    ============    ============

     Securities. The Company's trading, available-for-sale and held-to-maturity securities consisted of the following (at carrying value):

                                                           DECEMBER 31,
                                            -------------------------------------------
                                               1998            1997            1996
                                            -----------     -----------     -----------
                                                      (DOLLARS IN THOUSANDS)
Agency MBS................................  $34,696,584     $29,199,263     $26,206,243
Private issue MBS.........................   11,727,454       6,532,316       6,498,014
U.S. government and agency debt...........       71,227         532,991         887,407
Corporate debt............................      300,504         478,823       1,118,894
Municipal securities......................      112,189         100,150         108,073
Equity securities.........................      180,457         203,917         218,033
                                            -----------     -----------     -----------
                                             47,088,415      37,047,460      35,036,664
Derivative instruments....................       (2,812)            984           1,814
                                            -----------     -----------     -----------
                                            $47,085,603     $37,048,444     $35,038,478
                                            ===========     ===========     ===========

     The Company's securities portfolio increased by $10.04 billion at December 31, 1998, compared with the prior year. The increase was due primarily to the purchase of agency and investment grade private issue MBS in the secondary market and $2.15 billion of MBS from the Coast Acquisition.

     Securities classified as available for sale increased by $13.10 billion in 1998 while securities classified as held to maturity decreased by $3.08 billion. The increase in the available-for-sale category was primarily due to the purchase of agency and investment grade private issue MBS in the secondary market. The decline in the held-to-maturity category was due to paydowns on existing securities. This decline was offset, in part, through the securitization of $647.0 million of loans, which were classified as held to maturity during 1998.

     Trading securities increased by $15.7 million due to initial investment in a Company-sponsored mutual fund and to unrealized gains on a REMIC created during 1997. The REMIC is made up of five tranches. The fifth tranche was classified as trading because this was a securitization of loans which management intended to sell when, in its judgment, the credit and interest rate factors affecting the value of this security create an appropriate economic return. The remaining four tranches were classified as available for sale, as management intended to hold these securities in a manner consistent with other internal securitizations.

     At December 31, 1998, the Company held $11.73 billion of private issue MBS and CMOs (including the REMIC). Of this total, 93% were rated the highest investment grade (AAA), nearly 7% were rated investment grade (AA through BBB) and less than 1% were rated below investment grade.

     At December 31, 1998, 71% of MBS were adjustable rate. Of the 71% indexed to an adjustable rate, 83% were indexed to COFI, 11% to U.S. Treasury indexes, and 6% to LIBOR. The remaining 29% of MBS were fixed rate.

     Loans. Total loans (exclusive of the reserve for loan losses) at December 31, 1998 were $109.44 billion, up 11% from $98.67 billion at December 31, 1997. The increase in loan balances was primarily the result of the Coast Acquisition, originations of new loans and the purchase of loans.

     Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                         DECEMBER 31,
                             --------------------------------------------------------------------
                                 1998          1997          1996          1995          1994
                             ------------   -----------   -----------   -----------   -----------
                                                    (DOLLARS IN THOUSANDS)
  SFR......................  $ 81,101,706   $72,160,696   $69,101,085   $62,589,169   $68,794,672
  SFR construction.........     1,020,082       877,449       728,121       629,280       559,365
  Manufactured housing,
     second mortgage and
     other consumer........     5,478,350     4,913,383     4,215,835     3,495,162     3,019,249
  Commercial business......     1,129,329       838,436       394,630       179,568       257,048
  Commercial real estate...    18,134,881    17,572,822    17,383,828    17,285,377    16,306,740
  Consumer finance.........     2,574,398     2,309,407     2,185,903     2,136,022     1,998,830
                             ------------   -----------   -----------   -----------   -----------
                             $109,438,746   $98,672,193   $94,009,402   $86,314,578   $90,935,904
                             ============   ===========   ===========   ===========   ===========
Loans as a percentage of
  total loans (exclusive of
  the reserve for loan
  losses):
  SFR......................            74%           73%           74%           73%           76%
  SFR construction.........             1             1             1             1             1
  Manufactured housing,
     second mortgage and
     other consumer........             5             5             4             4             3
  Commercial business......             1             1             *             *             *
  Commercial real estate...            17            18            19            20            18
  Consumer finance.........             2             2             2             2             2
                                      ---           ---           ---           ---           ---
                                      100%          100%          100%          100%          100%
                                      ===           ===           ===           ===           ===

---------------
* Less than 1%.

     Real estate loans by product type were as follows:

                                                                DECEMBER 31,
                                         -----------------------------------------------------------
                                                     1998                           1997
                                         ----------------------------    ---------------------------
                                                          PERCENT OF                     PERCENT OF
                                                          TOTAL REAL                     TOTAL REAL
                                            AMOUNT       ESTATE LOANS      AMOUNT       ESTATE LOANS
                                         ------------    ------------    -----------    ------------
                                                           (DOLLARS IN THOUSANDS)
Short-term ARMs:
  COFI.................................  $ 47,874,289         48%        $56,026,224         62%
  MTA..................................    11,740,550         12           3,901,583          4
  CMT..................................     2,767,058          3           3,800,156          4
  Other................................    14,066,225         14           6,329,096          7
                                         ------------        ---         -----------        ---
                                           76,448,122         77          70,057,059         77
Medium-term ARMs:
  MTA..................................     7,529,655          7               3,400          *
  CMT..................................     1,880,419          2           4,629,480          5
  COFI.................................       739,252          1           1,244,357          2
  Other................................     2,303,039          2           2,877,187          3
                                         ------------        ---         -----------        ---
                                           12,452,365         12           8,754,424         10
Fixed-rate mortgages...................    11,356,182         11          11,799,484         13
                                         ------------        ---         -----------        ---
                                         $100,256,669        100%        $90,610,967        100%
                                         ============        ===         ===========        ===
Number of real estate loans............       691,354                        680,236

---------------
* Less than 1%.

     Short-term ARMs reprice within a year. Medium-term ARMs have an initial fixed rate for more than one year and then convert to short-term ARMs.

     Loan originations were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
SFR:
  Adjustable rate...................................  $18,342,900    $16,871,431    $13,403,642
  Fixed rate........................................   23,526,800      8,892,275      6,683,930
                                                      -----------    -----------    -----------
                                                       41,869,700     25,763,706     20,087,572
SFR construction:
  Custom............................................    1,017,194        883,211        779,698
  Builder...........................................      731,103        565,305        513,972
Manufactured housing................................      280,981        324,583        334,721
Second mortgage and other consumer..................    2,815,305      2,671,239      1,652,086
Commercial business.................................    1,011,502        759,546        424,991
Apartment buildings.................................    2,014,770      1,857,874      1,706,628
Other commercial real estate........................      471,682        494,965        295,377
Consumer finance....................................    2,477,338      2,179,136      1,995,696
                                                      -----------    -----------    -----------
                                                      $52,689,575    $35,499,565    $27,790,741
                                                      ===========    ===========    ===========

     SFR originations by product type were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------
                                                   1998                                  1997
                                    -----------------------------------   -----------------------------------
                                                  PERCENT OF   PERCENT                  PERCENT OF   PERCENT
                                      AMOUNT       CATEGORY    OF TOTAL     AMOUNT       CATEGORY    OF TOTAL
                                    -----------   ----------   --------   -----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Short-term ARMs:
  MTA.............................  $ 7,809,546       87%         19%     $ 2,421,450       20%         10%
  COFI............................      852,217        9           2        6,971,444       58          27
  CMT.............................      174,457        2           1        1,362,150       11           5
  Other...........................      143,001        2           *        1,334,625       11           5
                                    -----------      ---         ---      -----------      ---         ---
                                      8,979,221      100%         22       12,089,669      100%         47
                                                     ===                                   ===
Medium-term ARMs:
  MTA.............................    8,637,294       92%         21               --       --%         --
  CMT.............................      543,983        6           1        3,906,419       82          15
  COFI............................           --       --          --           21,238        *           *
  Other...........................      182,402        2           *          854,105       18           3
                                    -----------      ---         ---      -----------      ---         ---
                                      9,363,679      100%         22        4,781,762      100%         18
                                                     ===                                   ===
Fixed-rate mortgages..............   23,526,800                   56        8,892,275                   35
                                    -----------                  ---      -----------                  ---
                                    $41,869,700                  100%     $25,763,706                  100%
                                    ===========                  ===      ===========                  ===
SFR refinances to total SFR
  originations....................           65%                                   45%


---------------
* Less than 1%.


  Liabilities

     The Company uses customer deposits and wholesale borrowings to fund its operations. Due to increased market competition for customer deposits, the Company has increasingly relied on wholesale borrowings to fund its asset growth.

     Deposits. Total deposits of $85.49 billion at December 31, 1998 increased $2.06 billion or 2% from year-end 1997.

     Deposits consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing..........................  $ 6,686,682    $ 6,535,662    $ 7,266,721
  Noninterest bearing.......................    6,774,049      4,650,292      3,562,416
                                              -----------    -----------    -----------
                                               13,460,731     11,185,954     10,829,137
Savings accounts............................    7,794,622      4,917,964      4,919,839
MMDAs.......................................   20,491,246     18,010,852     16,648,511
Time deposit accounts.......................   43,745,542     49,314,663     55,111,871
                                              -----------    -----------    -----------
                                              $85,492,141    $83,429,433    $87,509,358
                                              ===========    ===========    ===========

     The increase in deposits during 1998 was primarily due to the Coast Acquisition in the first quarter of 1998 with $6.40 billion of deposits, partially offset by the sale of 27 branches in Florida in the third quarter of 1998 with $3.24 billion of deposits. Excluding these transactions, deposits decreased $1.10 billion. This decrease in deposits was the result of lower time deposits, which reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers, as well as the

Company's decision to reduce the amount of time deposits. Savings accounts, MMDAs and checking accounts have increased in amount and as a percentage of total deposits to 49% at year-end 1998 compared with 41% at year-end 1997 and 37% at year-end 1996. These latter three products have the benefit of lower interest costs compared with time deposit accounts. Even though savings accounts, MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a stable source of long-term funding.

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

     Borrowings. Washington Mutual's borrowings primarily take the form of reverse repurchase agreements and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

     Borrowings consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Federal funds purchased and commercial
  paper.....................................  $ 2,482,830    $ 3,732,282    $ 2,353,506
Reverse repurchase agreements...............   17,519,538     13,954,040     13,853,119
Advances from FHLBs.........................   39,748,613     25,114,776     14,452,797
Other borrowings............................    5,449,508      7,175,279      9,355,313(1)
                                              -----------    -----------    -----------
                                              $65,200,489    $49,976,377    $40,014,735
                                              ===========    ===========    ===========

---------------
(1) Includes annuities issued by WM Life. WM Life was sold by the Company at the end of 1997.

     The Company's wholesale borrowing portfolio increased by $15.22 billion at December 31, 1998, compared with the prior year. The increase was due to the Company's use of wholesale borrowings as an alternative to retail deposits as a funding source for asset growth. Due to relative pricing advantages, the Company primarily used advances from FHLBs and reverse repurchase agreements as the primary funding vehicles.

     WMBFA is a member of the FHLB of San Francisco, and as a regular part of its business obtains advances from this FHLB. WMB and WMBfsb are members of the FHLB of Seattle, and as a regular part of their businesses obtain advances from this FHLB. An institution is required to own stock in the FHLB of which it is a member.

     Each institution obtaining FHLB advances is required to enter into a written agreement with the lending FHLB under which the borrowing institution is primarily and unconditionally obligated to repay such advances and all other amounts owing to the lending FHLB. All advances must be fully secured by eligible collateral. Eligible collateral includes whole first mortgage loans on improved residential real estate, mortgage-backed and other securities issued or guaranteed by the United States or any of its agencies, certain privately issued MBS and other real estate-related collateral acceptable to the lending FHLB.

     FHLBs offer advances with maturities of up to ten years, and an FHLB is permitted to offer advances with longer maturities if such advances are consistent with the safe and sound operation of that FHLB. Each FHLB prices its advances to members by taking into account various factors, including the marginal cost to the FHLB of raising matching maturity funds in the market and the administrative and operating costs associated with making such advances to its members.

PROVISION AND RESERVE FOR LOAN LOSSES

     The Company analyzes several important elements in determining the level of the provision for loan losses in any given year, such as current and anticipated economic conditions, nonperforming asset trends, historical loan loss experience, and plans for problem loan administration and resolution. These elements are also captured in a migration analysis performed on the loan portfolio on a quarterly basis and used in determining the loan loss provision. During 1997 and continuing in 1998, the results of the migration analysis and the elements analyzed indicated continued improvement in loss experience.

     Economically, California continued to improve significantly, resulting in a dramatic turnaround in the housing market. The median price for California homes had declined steadily from a high of $211,000 in 1991 to a low point of $168,000 in February 1997. By December 1998, the median price of homes had increased to $198,000, up $30,000 or 18% from the low point in 1997. The result has been a decline in residential loan charge offs and a slowing in foreclosure activity toward the end of 1997. Residential loan charge offs, net of recoveries, for 1998 totaled $46.8 million, which was less than net charge offs of $119.6 million in 1997 and $270.5 million in 1996.

     Nonaccrual loans and nonperforming assets also continued to show improving trends. Although average loans continued to increase, nonaccrual loans decreased from $1.17 billion in 1996 to $1.03 billion in 1997 to $938.0 million in 1998. Total nonperforming assets decreased from $1.65 billion in 1996 to $1.37 billion in 1997 to $1.21 billion in 1998, and nonperforming assets as a percentage of total assets decreased from 1.20% in 1996 to 0.96% in 1997 to 0.73% in 1998. Actual loss experience, as measured by net charge offs, decreased as well. Net charge offs decreased from $427.1 million in 1996 to $251.5 million in 1997 to $175.5 million in 1998, despite an increase in average loans. As a result of these continuing improvements in loss experience, the provision for loan losses was less than net charge offs during 1997 and 1998. Net charge offs exceeded the provision by $4.8 million in 1997 and by $13.6 million in 1998.

     The 1996 additional reserve for loan losses recorded at the date of the merger with Keystone Holdings was provided principally because a number of Washington Mutual's credit administration and asset management philosophies and procedures differed from those of ASB. Those differences consisted principally of the following: (i) Washington Mutual was more proactive in dealing with emerging credit problems and tended to prefer foreclosure actions to induce borrowers to correct defaults, whereas ASB was not as proactive and tended to prefer workouts in lieu of a more aggressive foreclosure stance; and (ii) ASB considered the risk characteristics of its portfolio of loans secured by apartment buildings of less than $1 million to be similar to its SFR portfolio; Washington Mutual, on the other hand, considered the risk characteristics of that portfolio to be more closely aligned with its commercial real estate loan portfolio, which tended to have a higher incidence of loan losses than the SFR portfolio. WMBFA's asset management practices, administration, philosophies and procedures are now the same as those of WMB and WMBfsb. The addition to the reserve for loan losses was to a lesser degree provided because Washington Mutual believed that, while there had been an increase in the value of residential real estate in certain California markets, a decline in collateral values for some portions of the California real estate market occurred in 1996. Management of the Company reviewed ASB's large performing and nonperforming loans on an individual loan basis, reviewed its other loan portfolios in the aggregate, and implemented appropriate strategies for such credits. As a result, Washington Mutual allocated approximately 43% of the additional $125.0 million provision to loans in the commercial real estate loan portfolio. The remainder was attributed to ASB's various residential loan portfolios, for which specific or allocated reserves were not recorded.

     At December 31, 1998, the Company had specific or allocated reserves totaling $143.7 million, compared with $128.3 million at December 31, 1997 and $175.3 million at December 31, 1996. Of the amount added to allocated reserves during 1996, $53.8 million was attributable to the Company's review of ASB's commercial real estate loan portfolio as discussed above. During 1997 and 1998, the economy in California improved significantly and boosted the value of real estate across the state. This increase in real estate values resulted in a reduction in allocated reserves for commercial real estate loans during 1997.

     The California economic growth and the recovery of commercial real estate markets nationwide also resulted in significant improvement in the quality of the apartment building and commercial real estate portfolio. At the end of 1996, management was particularly concerned about potential losses in this portfolio and had increased allocated reserves to it. Beginning in 1997 and continuing through 1998, the apartment building and commercial real estate portfolios have improved steadily reflecting the growth in jobs and population. Average occupancy levels and rental rates have increased as has the average sales price per square foot. The result has been a reduction in the level of nonaccrual loans in these portfolios and reduced allocated reserves during 1997 and a small increase in 1998. Commercial real estate loan charge offs, net of recoveries, for 1998 totaled $17.7 million, which was less than net charge offs of $46.6 million in 1997 and $101.5 million in 1996.

     Unallocated reserves are established for loss exposure that is not yet specifically identified but exists in the remainder of the loan portfolio. In determining the adequacy of unallocated reserves, management utilizes migration analysis and considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures.

     Changes in the reserve for loan losses were as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Balance, beginning of year.....................  $1,047,845   $1,066,276   $  979,010   $1,083,272   $1,186,117
Provision for loan losses......................     161,968      246,642      498,568      344,624      490,449
Reserves added through business combinations...     107,968       10,908       15,787        5,372          921
Reserves transferred to recourse liability.....     (74,409)     (24,502)          --           --           --
Loans charged off:
  SFR..........................................     (65,260)    (141,488)    (297,468)    (299,492)    (363,475)
  SFR construction.............................        (870)         (52)         (16)        (125)        (190)
  Manufactured housing, second mortgage and
    other consumer.............................     (33,795)     (23,068)     (11,525)      (8,905)     (14,306)
  Commercial business..........................      (5,280)      (3,028)        (504)        (813)      (2,065)
  Commercial real estate.......................     (31,370)     (57,873)    (115,215)    (132,158)    (224,685)
  Consumer finance.............................     (90,123)     (79,697)     (60,520)     (62,206)     (54,041)
                                                 ----------   ----------   ----------   ----------   ----------
                                                   (226,698)    (305,206)    (485,248)    (503,699)    (658,762)
Recoveries of loans previously charged off:
  SFR..........................................      18,459       21,880       26,967       17,424       18,576
  SFR construction.............................          --           90           --           47           --
  Manufactured housing, second mortgage and
    other consumer.............................       1,888        2,916        1,221          951        1,861
  Commercial business..........................         882          221           74          482          443
  Commercial real estate.......................      13,630       11,245       13,700       14,480       28,099
  Consumer finance.............................      16,307       17,375       16,197       16,057       15,568
                                                 ----------   ----------   ----------   ----------   ----------
                                                     51,166       53,727       58,159       49,441       64,547
                                                 ----------   ----------   ----------   ----------   ----------
  Net charge offs..............................    (175,532)    (251,479)    (427,089)    (454,258)    (594,215)
                                                 ----------   ----------   ----------   ----------   ----------
Balance, end of year...........................  $1,067,840   $1,047,845   $1,066,276   $  979,010   $1,083,272
                                                 ==========   ==========   ==========   ==========   ==========
Net charge offs as a percentage of average
  loans........................................        0.17%        0.26%        0.48%        0.51%        0.67%

     An analysis of the reserve for loan losses was as follows:

                                                                          DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     1998         1997         1996        1995        1994
                                                  ----------   ----------   ----------   --------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate........................  $  133,167   $  122,838   $  174,012   $124,921   $  120,538
  Commercial business...........................       9,690        3,277        1,285         --           --
  Builder construction..........................         852        2,207           --        158        1,327
                                                  ----------   ----------   ----------   --------   ----------
                                                     143,709      128,322      175,297    125,079      121,865
Unallocated reserves............................     924,131      919,523      890,979    853,931      961,407
                                                  ----------   ----------   ----------   --------   ----------
                                                  $1,067,840   $1,047,845   $1,066,276   $979,010   $1,083,272
                                                  ==========   ==========   ==========   ========   ==========
Total reserve for loan losses as a
  percentage of:
  Nonaccrual loans..............................         114%         101%          91%        69%          71%
  Nonperforming assets..........................          88           76           65         50           54

     The Company considers the reserve for loan losses of $1.07 billion adequate to cover losses inherent in the loan portfolio at December 31, 1998. Although the reserve as a percentage of nonaccrual loans and nonperforming assets was higher at year-end 1998 than at year-end 1997, the reserve as a percentage of total loans was 0.98% at year-end 1998 compared with 1.06% at year-end 1997 and 1.13% at year-end 1996. The amount of nonperforming loans, nonaccrual loans and charge offs were each lower in 1998 than in 1997 despite a $10.75 billion increase in the size of the loan portfolio. In establishing the overall reserve level, management also took into account its uncertainty with the ultimate credit performance of loan portfolios recently acquired through the Coast Acquisition and the Ahmanson Merger. No assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

     The Company follows the practice of securitizing certain loans and retaining them in its investment portfolio. The Company's intent is to hold the majority of these securities to maturity. By remaining liable for potential losses on the loans underlying these securities, the Company believes it ultimately maintains higher yields. Because these loans are similar in all respects to the loans in its loan portfolio, the Company estimates its recourse obligation on these securities in a manner similar to the method it uses for the reserve for losses on its loan portfolio.

     The liability for this recourse is included in other liabilities. Certain of the companies that have merged with Washington Mutual recorded the provision or liability differently. These differences were eliminated and the treatment of the liabilities conformed when the mergers were completed.

     The Company has previously sold certain securities with recourse. The recourse obligation on these securities is also accounted for in a manner similar to the liability for recourse on securities the Company has originated and retained.

     At December 31, 1998 and 1997, the Company had $18.62 billion and $15.00 billion of loans securitized and retained with recourse, and $5.83 billion and $5.90 billion of loans sold with recourse. At December 31, 1998 and 1997, the liability for this recourse was $144.3 million and $80.2 million.

     The economic and credit conditions affecting these liabilities and provisions are similar to those affecting the Company's single-family loan portfolio.

  Nonperforming Assets

     Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When loans securitized or sold on a recourse basis are nonperforming, they are repurchased by the Company and included in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due. See "Notes to Consolidated Financial Statements -- Note 1: Summary of Significant Accounting Policies."

     Nonperforming assets were $1.21 billion or 0.73% of total assets at December 31, 1998, compared with $1.37 billion or 0.96% of total assets at December 31, 1997. During 1996, the Company sold $292.4 million of nonperforming SFR loans and real estate. The loans and properties were primarily associated with originations that occurred between 1989 and 1992. Primarily as a result of the improving economy in California, bulk sales of SFR loans and foreclosed properties were discontinued in mid-1997 and Washington Mutual began using retail sales channels to dispose of foreclosed SFR assets.

     Nonperforming assets consisted of the following:

                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  SFR..........................................  $  752,261   $  845,548   $  998,973   $1,220,435   $1,230,944
  SFR construction.............................       9,188       10,413        9,235        9,550        4,640
  Manufactured housing.........................      14,669       11,127        8,721        1,923        1,643
  Second mortgage and other consumer...........      24,284       17,679       15,756        9,266        8,077
  Commercial business..........................       7,416        2,652        1,267          824        1,018
  Apartment buildings..........................      43,653       37,927       64,631      117,666      180,800
  Other commercial real estate.................      33,077       57,996       29,453       38,693       77,911
  Consumer finance.............................      53,412       50,930       45,622       25,772       21,277
                                                 ----------   ----------   ----------   ----------   ----------
                                                    937,960    1,034,272    1,173,658    1,424,129    1,526,310
Foreclosed assets..............................     274,767      340,582      470,460      512,271      475,340
Other nonperforming assets.....................          --           --        7,232        4,564        4,980
                                                 ----------   ----------   ----------   ----------   ----------
                                                 $1,212,727   $1,374,854   $1,651,350   $1,940,964   $2,006,630
                                                 ==========   ==========   ==========   ==========   ==========
Nonperforming assets as a percentage of total
  assets.......................................        0.73%        0.96%        1.20%        1.42%        1.50%

     Loans (exclusive of the reserve for loan losses) and nonaccrual loans by geographic concentration at December 31, 1998 were as follows:

                                                                                                 CONNECTICUT
                                                                       WASHINGTON               MASSACHUSETTS
                                            CALIFORNIA                   OREGON                   NEW YORK
                                     ------------------------   ------------------------   -----------------------
                                      PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL   PORTFOLIO    NONACCRUAL
                                     -----------   ----------   -----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
SFR................................  $47,297,034    $506,359    $13,285,136    $53,201     $4,088,206    $49,387
SFR construction...................       91,102       2,378        796,275      4,876             --         --
Manufactured housing...............       10,099          43        836,511     10,621             67         --
Second mortgage and other
  consumer.........................    2,068,914      10,861      1,794,078     10,145          8,423         93
Commercial business................      201,032       1,299        695,312      5,468             --         --
Apartment buildings................   13,300,994      42,368        788,105        215         69,112         --
Other commercial real estate.......    2,104,122      22,988      1,026,581      6,613         45,010      1,244
Consumer finance...................      154,146       2,505         21,489        179             --         --
                                     -----------    --------    -----------    -------     ----------    -------
                                     $65,227,443    $588,801    $19,243,487    $91,318     $4,210,818    $50,724
                                     ===========    ========    ===========    =======     ==========    =======
Loans and nonaccrual loans as a
  percentage of total loans and
  total nonaccrual loans...........           60%         63%            18%        10%             4%         5%

                                               FLORIDA                  ILLINOIS                    TEXAS
                                       -----------------------   -----------------------   -----------------------
                                       PORTFOLIO    NONACCRUAL   PORTFOLIO    NONACCRUAL   PORTFOLIO    NONACCRUAL
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
SFR..................................  $3,355,014    $41,593     $2,205,716    $22,888     $1,547,502    $13,649
SFR construction.....................         312         --             --         --            980         --
Manufactured housing.................          42         --             44         --            325         --
Second mortgage and other consumer...     131,415        850          7,405         32         12,453         44
Commercial business..................      50,606        376             --         --             25         --
Apartment buildings..................      46,243        376         54,600         --         49,493        693
Other commercial real estate.........      26,282         34          7,201         --         32,037         --
Consumer finance.....................     107,753      4,638         11,650        432        352,187      4,884
                                       ----------    -------     ----------    -------     ----------    -------
                                       $3,717,667    $47,867     $2,286,616    $23,352     $1,995,002    $19,270
                                       ==========    =======     ==========    =======     ==========    =======
Loans and nonaccrual loans as a
  percentage of total loans and total
  nonaccrual loans...................           3%         5%             2%         3%             2%         2%

                                             UTAH                     OTHER(1)                     TOTAL
                                    -----------------------   ------------------------   -------------------------
                                    PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL    PORTFOLIO     NONACCRUAL
                                    ----------   ----------   -----------   ----------   ------------   ----------
                                                                (DOLLARS IN THOUSANDS)
SFR...............................  $  824,913     $6,335     $ 8,498,185    $ 58,849    $ 81,101,706    $752,261
SFR construction..................      78,602      1,049          52,811         885       1,020,082       9,188
Manufactured housing..............     102,591      1,592         138,474       2,413       1,088,153      14,669
Second mortgage and other
  consumer........................      79,344        684         288,165       1,575       4,390,197      24,284
Commercial business...............      19,643         --         162,711         273       1,129,329       7,416
Apartment buildings...............      60,982         --         189,162           1      14,558,691      43,653
Other commercial real estate......      79,709         --         255,248       2,198       3,576,190      33,077
Consumer finance..................      70,130        237       1,857,043      40,537       2,574,398      53,412
                                    ----------     ------     -----------    --------    ------------    --------
                                    $1,315,914     $9,897     $11,441,799    $106,731    $109,438,746    $937,960
                                    ==========     ======     ===========    ========    ============    ========
Loans and nonaccrual loans as a
  percentage of total loans and
  total nonaccrual loans..........           1%         1%             10%         11%            100%        100%


---------------
(1) No one state represented more than 1% of the totals.

     At December 31, 1998, nonaccrual loans in California accounted for 63% of total nonaccrual loans, down from 66% in 1997. Due to the concentration of the Company's loans in California, the California real estate market requires continual review. In general, real estate values have improved during 1998. However, there may be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

  Impaired Loans

     Commercial real estate over $1 million, commercial business and builder construction loans are individually evaluated for impairment. A loan in one of these categories is considered impaired when it is (i) probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, or (ii) a substandard loan, whether or not performing. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions.

     At December 31, 1998, loans totaling $719.2 million were impaired, of which $558.6 million had allocated reserves of $143.7 million. Of the $719.2 million of impaired loans, $46.6 million were on nonaccrual status.

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                             1998                      1997
                                                    -----------------------   -----------------------
                                                                  ALLOCATED                 ALLOCATED
                                                    LOAN AMOUNT   RESERVES    LOAN AMOUNT   RESERVES
                                                    -----------   ---------   -----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  With allocated reserves.........................   $ 30,251     $ 11,187     $ 44,660     $ 10,902
  Without allocated reserves......................     16,378           --       29,386           --
                                                     --------     --------     --------     --------
                                                       46,629       11,187       74,046       10,902
Other impaired loans:
  With allocated reserves.........................    528,379      132,522      740,394      117,420
  Without allocated reserves......................    144,210           --      170,607           --
                                                     --------     --------     --------     --------
                                                      672,589      132,522      911,001      117,420
                                                     --------     --------     --------     --------
                                                     $719,218     $143,709     $985,047     $128,322
                                                     ========     ========     ========     ========

ASSET AND LIABILITY MANAGEMENT STRATEGY

     The long-run profitability of the Company depends not only on the success of the services it offers to its customers and the credit quality of its loans and securities, but also the extent to which its earnings are not negatively affected by changes in interest rates. The Company engages in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. As part of this strategy, the Company actively manages the amounts and maturities of its assets and liabilities.

     An inherent characteristic of the Company's deposit structure is customers' preference for liquidity. This is apparent from the fact that at December 31, 1998, the Company's MMDAs accounted for $20.49 billion or 24% of total deposits, and time deposit accounts with maturities less than one year totaled $39.49 billion or 46% of total deposits. As a result, another key component of this program is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At December 31, 1998, approximately 80% of the Company's total SFR loan and MBS portfolio had adjustable rates.

     During periods of moderate to high market interest rates, originations of ARMs have been well received by customers. When interest rates are relatively low, however, unless long-term rates remain appreciably higher than short-term rates, borrowers show a preference for fixed-rate loans. During 1998, market interest rates were low and the difference between the yields on a three-month U.S. Treasury bill and a ten-year U.S. government note averaged only 37 basis points. The effect of this interest rate environment in 1998 was that 56% of the Company's SFR loan originations were fixed rate while 44% were ARMs. Because it is the Company's practice to sell conforming fixed-rate loans, lower levels of ARM originations can have an adverse effect on the Company's asset size, especially when combined with relatively high levels of prepayments, such as those experienced in 1998.

     In order to maintain the balance between interest-sensitive liabilities and interest-sensitive assets, the Company continued to sell fixed-rate conforming loans and, at the same time, bought, in the secondary market, adjustable-rate MBS, pools of adjustable-rate loans and shorter duration tranches of CMOs, and has committed to further such purchases in 1999. See "Business -- Treasury Activities -- Investing Activities."

     A conventional measure of interest rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets. The Company's assets and liabilities that mature or reprice within one year were as follows:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1998            1997
                                                          -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
Interest-sensitive assets...............................  $ 123,238,925   $ 116,042,201
Derivative instruments designated against assets........             --         479,393
Interest-sensitive liabilities..........................   (120,695,638)   (109,615,688)
Derivative instruments designated against liabilities...      2,252,800       1,078,400
                                                          -------------   -------------
Net asset sensitivity...................................  $   4,796,087   $   7,984,306
                                                          =============   =============
One-year gap............................................           2.90%           5.56%

     While the one-year gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. This is due, in part, to the lag risk, described below in "Item
7A -- Quantitative and Qualitative Disclosures About Market Risk." For this reason, Washington Mutual uses financial modeling to forecast earnings under different interest rate projections. Although this modeling is very helpful in managing interest rate risk, it does require significant assumptions about loan prepayment rates, loan origination volumes and liability funding sources that may prove to be inaccurate. The Company monitors its interest rate sensitivity and attempts to reduce the risk of a significant decrease in net interest income caused by a change in interest rates.

     In addition to originating and holding in portfolio adjustable-rate and short-term loans in order to better control the interest sensitivity of its assets, the Company also attempts to manage its liability durations by utilizing a variety of borrowing types and sources. In addition, it utilizes derivative instruments to adjust the interest-sensitivity characteristics of certain of its borrowings and deposits to better match those of the assets which the liabilities fund.

LIQUIDITY

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The long-term growth objectives of the Company are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years has inhibited growth of consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

     Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

     Regulations promulgated by the OTS require that the Company's federal savings banks maintain for each calendar month an average daily balance of liquid assets at least equal to 4.00% of the prior month's average daily balance of net withdrawable deposits plus borrowings due within one year. At December 31, 1998, both of the Company's federal savings banks had liquidity ratios in excess of 4.00%.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for 1998 of $1.49 billion, $482.4 million for noncash items and $4.95 billion of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. In 1998, cash flows from investing activities included sales, maturities and principal payments on securities totaling $12.60 billion. Loans originated and purchased for investment were in excess of repayments by $10.75 billion, and $17.73 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse purchase agreements and FHLB advances, and the issuance of long-term debt. In 1998, the above mentioned financing activities increased cash and cash equivalents by $9.04 billion on a net basis. Cash and cash equivalents were $2.76 billion at December 31, 1998. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

     At December 31, 1998, the Company was in a position to obtain $33.66 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

     As of December 31, 1998, the Company had two revolving credit facilities with The Chase Manhattan Bank ("Chase") permitting borrowings in the aggregate of up to $400.0 million. The facilities are available for general corporate purposes, including providing capital to the Company's subsidiaries. There were no outstanding borrowings under these facilities at year-end 1998.

CAPITAL ADEQUACY

     The Company's capital (stockholders' equity) was $9.34 billion at December 31, 1998, compared with $7.60 billion at year-end 1997. At the end of 1998, the ratio of capital to total assets was 5.65% compared with 5.30% a year earlier.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                                              DECEMBER 31, 1998
                                           ------------------------    WELL-CAPITALIZED
                                           WMBFA     WMB     WMBFSB        MINIMUM
                                           -----    -----    ------    ----------------
Leverage.................................  5.76%     5.90%    7.37%          5.00%
Tier 1 risk-based........................  10.22    10.59    12.09           6.00
Total risk-based.........................  12.11    11.47    13.35          10.00

     In addition, Aristar's industrial bank, FCIB, met all FDIC requirements to be categorized as well capitalized at December 31, 1998.

     The Company's federal savings bank subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied these requirements at December 31, 1998.

     The Company's broker-dealer subsidiary is also subject to capital requirements. At December 31, 1998, it was in compliance with its applicable capital requirements.

YEAR 2000 PROJECT

     This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are based on current assessments and remediation plans, which are based on certain representations of third-party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or in third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

     The Company has implemented a company-wide program to renovate, test and document the readiness ("Year 2000 readiness") of its electronic systems, programs and processes ("Computer Systems") and facilities to properly recognize dates to and through the year 2000 (the "Year 2000 Project"). While the Company is in various stages of modification and testing of individual Year 2000 Project components, the Year 2000 Project is proceeding generally on schedule.

     The Company has assigned its Executive Vice President of Operations to oversee the Year 2000 Project, has set up a Year 2000 Project Office, and has charged a senior management team representing all of its significant operational areas to act as a Steering Committee. The Company has dedicated a substantial amount of management and staff time to the Year 2000 Project. In addition, it has engaged IBM to provide supplemental technical and management resources to assess and test the Year 2000 readiness of its Computer Systems, Deloitte Consulting Group LLC to assist in documenting certain aspects of the Year 2000 Project, and CB Richard Ellis to provide technical and management resources in executing the Year 2000 Project with respect to facilities. Monthly progress reports are made to the Board of Directors, and the Board's Audit Committee reviews Year 2000 Project progress on a quarterly basis.

  The Project

     The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC"): (i) inventory and assessment; (ii) renovation, which includes repair or replacement; (iii) validation, which includes testing of Computer Systems and their connections with other computer systems; (iv) due diligence on third-party service providers; and (v) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party service providers, and facilities.

     The inventory and assessment phase is substantially complete, and each component that has been identified has been assigned a priority rating corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third-party service providers, and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

     The Company has also substantially completed the process of repairing or replacing and testing the components of its Computer Systems and facilities it deems most critical and is in the process of testing these Computer Systems in an integrated environment. It has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure.

     The Company continues to assess the readiness of its third-party service providers, though it is currently unable to predict their final readiness. Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for Year 2000 readiness to third-party service providers. Following the merger with Ahmanson and after the data processing conversions associated with that merger, the Company will rely on third-party service providers for significant business processes such as item processing, loan servicing, and desktop and communications management. It has been communicating with its third-party service providers to assess and monitor their Year 2000 readiness. The Company expects that its due diligence on third-party service providers for its most critical business processes, including the testing of connections with these service providers, where possible, will be substantially complete by March 31, 1999, although the monitoring of these service providers will continue after that date. The Company has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

     The Company has completed its planning to test the connections between its Computer Systems and third-party computer systems that it deems most critical. It expects to be substantially complete with this phase of testing by June 30, 1999.

     On October 1, 1998, WMI acquired Ahmanson and began to manage its Year 2000 planning process. As of December 31, 1998, Ahmanson's planning process was consolidated into the Company's Year 2000 Project, because all of Ahmanson's critical computer systems will be converted to the Company's systems as a part of the integration process.

     The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

  Costs

     While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company spent approximately $11.8 million during 1998 on its Year 2000 Project, and it currently expects to spend approximately $15.6 million more before it concludes its Year 2000 readiness efforts. In 1996 and 1997, the Company spent approximately $30.3 million on technology-related initiatives, which had the effect of reducing its current cost of Year 2000 readiness.

  Risks

     Based on its current assessments and remediation plans, which are based in part on certain representations of third-party service providers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of its power supply or voice and data transmission suppliers, a Computer System, a third-party service provider, or a facility. If such a failure were to occur, the Company would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience, and additional costs from the contingency plan implementation, which are not currently estimable. While the Company has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the contingency plans will function as anticipated, or that the Company's results of operations will not be adversely affected in the event of a prolonged disruption or failure.

     There can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Year 2000 Project.

ACCOUNTING DEVELOPMENTS NOT YET ADOPTED

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will implement this statement on January 1, 2000. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of the Company has not yet been determined.

     SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified as either trading, available for sale or held to maturity according to the Company's intent unless the Company has already committed to sell the security before or during the securitization process. The Company implemented this statement on January 1, 1999. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial condition of the Company.

TAX CONTINGENCY

     The Company's Consolidated Financial Statements do not contain any benefit related to the Company's determination that it is entitled to a deduction for the amount of its tax bases in certain state branching rights when it sold its deposit taking businesses in those states, thereby abandoning such branching rights. The

Company's position is that the tax bases result from the tax treatment of property received as assistance from the FSLIC in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740.0 million. As of December 31, 1998, the Company had sold its deposit taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of December 31, 1998, could approach $238.0 million.

     The Internal Revenue Service (the "Service") is in the process of completing its examination of the Company's federal income tax returns for the years 1990 through 1993. The return for 1993 included the Company's proposed adjustment related to the abandonment of its Missouri branching rights. The Services' National Office has notified the Company that the Service is tentatively issuing an adverse ruling. The Company believes that its position with respect to the tax treatment of these rights is the correct interpretation. However, the Company acknowledges that no judicial or administrative authority has ever directly addressed its position and it is therefore impossible to predict the outcome if the Service contests the Company's position and the Company is required to litigate the issue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements.

GOODWILL LITIGATION

     On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill which could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or to reduce assets.

  Home Savings

     On August 31, 1989, Home Savings had loss of supervisory goodwill totaling $572.0 million resulting from its acquisitions of 18 savings institutions in Florida, Missouri, Texas, Illinois, New York and Ohio. In September 1992, Home Savings filed a lawsuit against the U.S. government for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 through 1988.

     In March 1998, the U.S. government conceded that Home Savings had contracts with the U.S. government and that the U.S. government took actions that were inconsistent with those contracts. These contracts relate to Home Savings' purchase of troubled savings institutions in Florida, Missouri, Texas and Illinois and the purchase of Century Federal Savings of New York, with associated unamortized supervisory goodwill of $374.8 million as of August 31, 1989. The U.S. government denied both the existence of additional contracts and any action inconsistent with a contract in connection with Home Savings' purchase of savings institutions in Ohio and The Bowery Savings Bank of New York, with associated unamortized supervisory goodwill of $197.2 million as of August 31, 1989.

     The U.S. government's response represents a concession of liability and is not a concession that Home Savings was damaged by the U.S. government's breach of contract. In addition, there has been no determination as to the amount of damages that Home Savings may have sustained as a result of the breach of contract. WMBFA (as successor to Home Savings) is continuing to pursue its case with respect to these supervisory goodwill claims.

  American Savings Bank

     In December 1992, ASB, Keystone Holdings and certain related parties brought a lawsuit against the United States, alleging, among other things, that in connection with the acquisition of ASB they entered into a contract with agencies of the United States and that the U.S. government breached that contract. As a result of the Keystone Transaction, Washington Mutual succeeded to all of the rights of ASB, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation. ASB is now WMBFA.

     In connection with the Keystone Transaction, WMI delivered a specified number of shares of its common stock into an escrow. There are currently 12,000,000 shares in the escrow (the "Escrow Shares"). Upon Washington Mutual's receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the Escrow Shares will be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the FRF or its assigns. The number of Escrow Shares to be released will be equal to the case proceeds, reduced by certain tax and litigation-related costs and expenses, divided by $27.7417. The escrow will expire on December 20, 2002, subject to extensions in certain circumstances. If not all Escrow Shares are released prior to such expiration, any remaining Escrow Shares will be returned to the Company for cancellation.

     The allegations made in the ASB case are similar to those asserted in other cases where the United States Supreme Court affirmed decisions holding the U.S. government liable for breach of contract. However, no record has been established in those other cases which would indicate what, if any, damages Washington Mutual is entitled to receive in this case. Accordingly, the ultimate outcome of the ASB case is uncertain, and there can be no assurance that Washington Mutual will benefit financially from it. Generally, Washington Mutual is expected to receive financial benefit only if the case proceeds, after reduction for certain tax and litigation-related costs and expenses, exceed $332.9 million.

  Coast

     Prior to the Coast Acquisition, Coast had a similar lawsuit against the U.S. government. In the Coast Acquisition, Ahmanson did not acquire control of, or a significant interest in, the lawsuit. Generally, securities representing interests in the lawsuit were issued to Coast shareholders. These securities, called contingent payment rights certificates, are currently traded on The Nasdaq Stock Market under the symbol CCPRZ. The Company, as successor to Ahmanson, owns a small number of these securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below represent in tabular form contractual balances of the Company's financial instruments at their expected maturity dates as well as the fair value of those financial instruments at December 31, 1998 and 1997. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Company has used prepayment assumptions that are materially higher than normal for this analysis because of the current yield curve environment. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1998 and 1997. The principal/notional amounts and fair values presented in the following tables do not include the reserve for loan losses or recourse liability. See "Notes to Consolidated Financial Statements -- Note 25: Fair Value of Financial Instruments."

                                                            PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                       ---------------------------------------------------------------------------------
                                           1999          2000          2001          2002          2003      THEREAFTER
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
 Adjustable-rate loans...............  $ 18,946,400   $13,441,638   $ 9,331,318   $ 6,242,742   $5,101,195   $34,573,485
   Average interest rate.............          8.31%         7.26%         7.05%         7.02%        7.53%         6.99%
 Fixed-rate loans....................     6,443,986     4,137,050     2,795,276     1,806,494    1,246,206     5,372,956
   Average interest rate.............         10.44          9.96          9.20          8.11         7.89          6.96
 Adjustable-rate securities..........     8,256,430     5,540,521     3,916,817     2,809,154    2,103,242    11,615,935
   Average interest rate.............          6.92          6.60          6.37          6.30         6.27          6.02
 Fixed-rate securities...............     1,901,411     2,090,336     2,071,365     1,525,697    1,106,481     6,198,796
   Average interest rate.............          6.56          6.56          6.59          6.58         6.57          6.46
 Cash and cash equivalents...........     2,277,305            --            --            --           --       479,669
   Average interest rate.............          0.13            --            --            --           --            --
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $ 37,825,532   $25,209,545   $18,114,776   $12,384,087   $9,557,124   $58,240,841
                                       ============   ===========   ===========   ===========   ==========   ===========
                                               7.79%         7.50%         7.18%         6.96%        7.19%         6.68%
                                               ====          ====          ====          ====         ====          ====
Derivatives matched against assets:
 Pay fixed swaps.....................  $    500,000   $        --   $        --   $        --   $       --   $        --
   Average pay rate..................          5.96%           --%           --%           --%          --%           --%
   Average receive rate..............          5.45            --            --            --           --            --
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $    500,000   $        --   $        --   $        --   $       --   $        --
                                       ============   ===========   ===========   ===========   ==========   ===========
Interest-sensitive liabilities:
 Noninterest-bearing checking
   accounts..........................  $  2,685,324   $   738,432   $   700,268   $   675,462   $  659,338   $ 1,315,225
 Interest-bearing checking accounts,
   savings accounts and MMDA.........    20,540,329     7,084,752     1,499,149     1,469,948    1,453,358     2,925,014
     Average interest rate...........          3.55%         3.70%         1.93%         1.90%        1.89%         1.90%
 Time deposit accounts...............    39,291,090     2,687,188       884,513       571,502      221,004        90,245
     Average interest rate...........          5.09          5.40          5.58          5.97         5.47          6.84
 Short-term and adjustable-rate
   borrowings........................    35,160,914    12,750,354     4,370,292        51,439       11,488       294,602
     Average interest rate...........          5.71          4.45          5.04          5.01         5.04          5.13
 Fixed-rate borrowings...............     6,581,341     2,589,750       912,056       744,411      232,934     1,500,909
     Average interest rate...........          5.70          5.94          7.17          7.76         7.97          8.09
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $104,258,998   $25,850,476   $ 8,366,278   $ 3,512,762   $2,578,122   $ 6,125,995
                                       ============   ===========   ===========   ===========   ==========   ===========
                                               4.90%         4.36%         4.35%         3.48%        2.28%         3.24%
                                               ====          ====          ====          ====         ====          ====
Derivatives matched against deposits:
 Pay fixed swaps.....................  $    121,600   $   159,000   $   234,600   $        --   $    9,200   $        --
   Average pay rate..................          5.34%         5.55%         5.48%           --%        5.58%           --%
   Average receive rate..............          4.76          4.76          4.76            --         4.76            --
 Interest rate caps..................       855,750       265,000       154,000        80,000      113,500       191,250
   Average strike rate...............          7.16          8.00          7.60          8.63         8.41          8.14
   Average index rate................          4.99          5.26          5.05          4.76         4.92          4.76
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $    977,350   $   424,000   $   388,600   $    80,000   $  122,700   $   191,250
                                       ============   ===========   ===========   ===========   ==========   ===========
Derivatives matched against
 borrowings:
 Pay floating swaps..................  $         --   $   100,000   $        --   $        --   $       --   $        --
   Average pay rate..................            --%         5.36%           --%           --%          --%           --%
   Average receive rate..............            --          9.03            --            --           --            --
 Pay fixed rate swaps................       656,000     1,950,000            --            --           --            --
   Average pay rate..................          6.76          5.71            --            --           --            --
   Average receive rate..............          5.35          5.30            --            --           --            --
 Interest rate caps..................       150,000     1,875,000            --            --           --            --
   Average strike rate...............          5.90          5.72            --            --           --            --
   Average index rate................          5.28          5.31            --            --           --            --
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $    806,000   $ 3,925,000   $        --   $        --   $       --   $        --
                                       ============   ===========   ===========   ===========   ==========   ===========

                                                       FAIR VALUE
                                                      DECEMBER, 31,
                                          TOTAL           1998
                                       ------------   -------------
                                          (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
 Adjustable-rate loans...............  $ 87,636,778   $ 87,940,256
   Average interest rate.............          7.36%
 Fixed-rate loans....................    21,801,968     21,936,376
   Average interest rate.............          9.00
 Adjustable-rate securities..........    34,242,099     34,187,443
   Average interest rate.............          6.41
 Fixed-rate securities...............    14,894,086     14,914,137
   Average interest rate.............          6.53
 Cash and cash equivalents...........     2,756,974      2,756,974
   Average interest rate.............          0.11
                                       ------------   ------------
                                       $161,331,905   $161,735,186
                                       ============   ============
                                               7.18%
                                               ====





Derivatives matched against assets:
 Pay fixed swaps.....................  $    500,000   $     (2,812)
   Average pay rate..................          5.96%
   Average receive rate..............          5.45
                                       ------------   ------------
                                       $    500,000   $     (2,812)
                                       ============   ============
Interest-sensitive liabilities:
 Noninterest-bearing checking
   accounts..........................  $  6,774,049   $  6,774,049
 Interest-bearing checking accounts,
   savings accounts and MMDA.........    34,972,550     34,972,550
     Average interest rate...........          3.23%
 Time deposit accounts...............    43,745,542     43,815,219
     Average interest rate...........          5.14
 Short-term and adjustable-rate
   borrowings........................    52,639,089     52,694,708
     Average interest rate...........          5.34
 Fixed-rate borrowings...............    12,561,401     12,781,420
     Average interest rate...........          6.30
                                       ------------   ------------
                                       $150,692,631   $151,037,946
                                       ============   ============
                                               4.63%
                                               ====
Derivatives matched against deposits:
 Pay fixed swaps.....................  $    524,400   $    (10,535)
   Average pay rate..................          5.47%
   Average receive rate..............          4.76            544
 Interest rate caps..................     1,659,500
   Average strike rate...............          7.61
   Average index rate................          4.99
                                       ------------   ------------
                                       $  2,183,900   $     (9,991)
                                       ============   ============
Derivatives matched against
 borrowings:
 Pay floating swaps..................  $    100,000   $      5,704
   Average pay rate..................          5.36%
   Average receive rate..............          9.03
 Pay fixed rate swaps................     2,606,000        (23,537)
   Average pay rate..................          5.98
   Average receive rate..............          5.31
 Interest rate caps..................     2,025,000         (5,696)
   Average strike rate...............          5.73
   Average index rate................          5.31
                                       ------------   ------------
                                       $  4,731,000   $    (23,529)
                                       ============   ============

                                                            PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                       ---------------------------------------------------------------------------------
                                           1998          1999          2000          2001          2002      THEREAFTER
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
 Adjustable-rate loans...............  $ 15,091,456   $12,560,516   $ 9,890,178   $ 7,668,067   $5,999,687   $30,479,858
   Average interest rate.............          7.05%         7.62%         7.66%         7.64%        7.65%         7.57%
 Fixed-rate loans....................     4,266,137     2,635,247     1,889,038     1,414,399    1,090,340     5,687,270
   Average interest rate.............         11.99         10.53          9.52          8.77         9.36          7.65
 Adjustable-rate securities..........     5,660,143     4,066,442     3,844,700     2,866,805    2,367,402    15,954,844
   Average interest rate.............          7.05          7.02          7.12          7.04         7.01          6.81
 Fixed-rate securities...............       700,860       590,455       201,138       230,272      245,252     1,797,621
   Average interest rate.............          6.93          6.81          7.00          7.20         6.93          6.53
 Cash and cash equivalents...........     2,719,997            --            --            --           --            --
   Average interest rate.............          3.35            --            --            --           --            --
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $ 28,438,593   $19,852,660   $15,825,054   $12,179,543   $9,702,681   $53,919,593
                                       ============   ===========   ===========   ===========   ==========   ===========
                                               7.44%         7.86%         7.74%         7.62%        7.67%         7.32%
                                               ====          ====          ====          ====         ====          ====
Derivatives matched against assets:
 Pay fixed swaps.....................  $    439,859   $   500,000   $        --   $        --   $       --   $        --
   Average pay rate..................          5.90%         5.97%           --%           --%          --%           --%
   Average receive rate..............          5.64          5.88            --            --           --            --
 Interest rate caps..................       650,000            --            --            --           --            --
   Average strike rate...............          6.17            --            --            --           --            --
   Average index rate................          5.89            --            --            --           --            --
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $  1,089,859   $   500,000   $        --   $        --   $       --   $        --
                                       ============   ===========   ===========   ===========   ==========   ===========
Interest-sensitive liabilities:
 Noninterest-bearing checking
   accounts..........................  $  1,930,134   $   482,533   $   482,533   $   482,533   $  482,533   $   965,067
 Interest-bearing checking accounts,
   savings accounts and MMDAs........    16,618,090     6,663,896     1,260,560     1,180,904    1,128,194     2,437,793
   Average interest rate.............          3.37%         3.50%         1.56%         1.55%        1.54%         1.56%
 Time deposits.......................    42,244,836     4,583,332     1,224,074       668,163      502,604        91,654
   Average interest rate.............          5.37          5.54          5.97          5.68         5.80          6.85
 Short-term and adjustable-rate
   borrowings........................    11,704,568    10,673,549     4,949,504       468,900       50,000       550,905
   Average interest rate.............          5.98          5.80          5.80          5.83         5.81          5.84
 Fixed-rate borrowings...............    13,134,121     3,546,410     1,821,029       749,663      708,638     1,619,090
   Average interest rate.............          5.88          6.24          6.49          7.24         6.91          7.87
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $ 85,631,749   $25,949,720   $ 9,737,700   $ 3,550,163   $2,871,969   $ 5,664,509
                                       ============   ===========   ===========   ===========   ==========   ===========
                                               5.02%         5.11%         5.12%         3.88%        3.43%         3.60%
                                               ====          ====          ====          ====         ====          ====
Derivatives matched against
 liabilities:
 Pay fixed swaps.....................  $    506,533   $   277,600   $   159,000   $   234,600   $       --   $     9,200
   Average pay rate..................          6.07%         7.94%         5.55%         5.48%          --%         5.58%
   Average receive rate..............          5.59          5.45          4.90          4.90           --          4.90
 Pay variable swaps..................            --            --       100,000            --           --            --
   Average pay rate..................            --            --          5.70            --           --            --
   Average receive rate..............            --            --          9.03            --           --            --
 Interest rate caps..................       565,500       855,750       265,000       154,000       80,000       304,750
   Average strike rate...............          7.89          7.17          8.00          7.60         8.63          8.24
   Average index rate................          5.82          5.32          5.53          5.32         4.96          5.03
                                       ------------   -----------   -----------   -----------   ----------   -----------
                                       $  1,072,033   $ 1,133,350   $   524,000   $   388,600   $   80,000   $   313,950
                                       ============   ===========   ===========   ===========   ==========   ===========

                                                       FAIR VALUE
                                                      DECEMBER, 31,
                                          TOTAL           1997
                                       ------------   -------------
                                          (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
 Adjustable-rate loans...............  $ 81,689,762   $ 82,329,649
   Average interest rate.............          7.50%
 Fixed-rate loans....................    16,982,431     17,538,820
   Average interest rate.............          9.60
 Adjustable-rate securities..........    34,760,336     34,557,020
   Average interest rate.............          6.94
 Fixed-rate securities...............     3,765,598      3,853,799
   Average interest rate.............          6.74
 Cash and cash equivalents...........     2,719,997      2,719,997
   Average interest rate.............            --
                                       ------------   ------------
                                       $139,918,124   $140,999,285
                                       ============   ============
                                               7.45%
                                               ====
Derivatives matched against assets:
 Pay fixed swaps.....................  $    939,859   $       (449)
   Average pay rate..................          5.94%
   Average receive rate..............          5.77
 Interest rate caps..................       650,000          1,202
   Average strike rate...............          6.17
   Average index rate................          5.89
                                       ------------   ------------
                                       $  1,589,859   $        753
                                       ============   ============
Interest-sensitive liabilities:
 Noninterest-bearing checking
   accounts..........................  $  4,825,333   $  4,825,333
 Interest-bearing checking accounts,
   savings accounts and MMDAs........    29,289,437     29,289,437
   Average interest rate.............          3.02%
 Time deposits.......................    49,314,663     49,278,189
   Average interest rate.............          5.41
 Short-term and adjustable-rate
   borrowings........................    28,397,426     28,459,187
   Average interest rate.............          5.87
 Fixed-rate borrowings...............    21,578,951     21,852,769
   Average interest rate.............          6.22
                                       ------------   ------------
                                       $133,405,810   $133,704,915
                                       ============   ============
                                               4.92%
                                               ====






Derivatives matched against
 liabilities:
 Pay fixed swaps.....................  $  1,186,933   $      9,958
   Average pay rate..................          6.32%
   Average receive rate..............          5.32
 Pay variable swaps..................       100,000         (6,549)
   Average pay rate..................            --
   Average receive rate..............            --
 Interest rate caps..................     2,225,000           (202)
   Average strike rate...............          7.68
   Average index rate................          5.42
                                       ------------   ------------
                                       $  3,511,933   $      3,207
                                       ============   ============

     The differences in the maturities of assets between December 31, 1997 and December 31, 1998 related primarily to the $21.4 billion increase in interest-sensitive assets due to purchases of MBS and loan pools in the secondary market and to a change in assumptions with regard to prepayment speed. Due to increased levels of refinancing during 1998, the Company assumed higher estimated prepayment speeds in 1998 than in 1997.

     The differences in maturities of liabilities were the result of two factors. Due to the Company's emphasis on checking accounts and MMDAs, 1998 had a higher percentage of transaction accounts compared with time deposits than in 1997. In addition, the Company substantially increased its wholesale fundings in 1998. These borrowings were shorter in duration and thus caused an increase in maturities under one year.

     The Company is subject to various types of interest rate risk. Management characterizes these types as repricing risk, lag risk, basis risk, and cap risk.

  Repricing risk

     Currently, repricing risk is the Company's primary interest rate risk. It is caused by the mismatch in the maturities or repricing periods between interest-earning assets and interest-bearing liabilities. In particular, in a low interest rate environment with a flat yield curve, customers' preference for fixed-rate loans may result in the prepayment and refinancing of existing loans, fixed-rate and ARMs, to lower, fixed-rate mortgage loans. This preference, when combined with its policy of selling most of its fixed-rate loan production, may make it more difficult for the Company to increase or even maintain the size of its loan and MBS portfolio during these periods. In addition, premiums related to loans and MBS on the Company's Consolidated Statement of Financial Condition, as well as the servicing rights attributed to loans serviced for others, must be written off at the time of repayment, and can have an adverse impact on earnings.

  Lag risk

     In times of rising interest rates, the Company is negatively affected by an inherent timing difference between the repricing of its adjustable-rate assets and its liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates. Although the effect of this lag generally balances out over the life of a given loan, it can produce short-term volatility in the Company's net interest income during periods of interest rate movement. One example of this is the delay in the repricing of COFI-based assets, commonly referred to as "COFI lag." This lag results from the two-month delay in reported COFI because of the time required to gather the data needed to compute the index. The COFI used to reprice ARMs and adjustable-rate MBS actually reflects the cost of funds for a two-month prior period. As a result, COFI loans reprice more slowly than the Company's liabilities.

  Basis risk

     The repricing of the Company's assets and liabilities is also at risk from interest rate movements because generally its assets and liabilities are tied to different indices which may react differently to changes in interest rates. Loans tied to the COFI index create a form of basis risk for the Company because the cost of the portion of the Company's liabilities that are borrowings rather than deposits is higher than the general cost of funds for most of the other savings institutions whose costs are a component of COFI. To reduce basis risk, during 1997, the Company introduced the MTA loan. This loan has all the same borrower advantages as the COFI product, such as a 7.5% annual payment cap and four payment options. However, the MTA loan is indexed to the 12-month moving average of the one-year U.S. Treasury bill, which more closely reflects the Company's borrowing costs. During 1998, $16.45 billion or 90% of all SFR ARM originations were MTA loans. Management hopes to reduce potential net interest income volatility caused by COFI basis risk by increasing its production of MTA and other non-COFI adjustable-rate products and short-term fixed-rate products, such as consumer loans.

     Borrowings are generally more rate sensitive than deposits and reprice more quickly as market interest rates (such as treasury rates) change. To the extent that loan indexes move at a different rate or in a different direction from the Company's cost of funds, the general cost of funds basis risk may be realized.

  Cap risk

     The lifetime interest rate caps, which the Company offers to its ARM borrowers, introduce another element of interest rate risk to the Company. In periods of high interest rates, it is possible for market interest rates to exceed the lifetime interest rate caps of existing ARM loans.

  Loan indexes

     As discussed previously, the majority of the Company's loans and MBS have adjustable rates that are tied to a market index. The Company's cost of funds compared to various indexes was as follows:

                                                                                      WASHINGTON MUTUAL'S COST OF FUNDS
                                       WASHINGTON                                          LESS THAN (GREATER THAN)
                                        MUTUAL'S                                      ----------------------------------
FOR THE QUARTER ENDED                 COST OF FUNDS   COFI    CMT     MTA     LAMA     COFI      CMT       MTA     LAMA
---------------------                 -------------   ----    ----    ----    ----    ------    ------    -----    -----
December 31, 1998...................      4.75%       4.66%   4.52%   5.25%   5.55%   (0.09)%   (0.23)%   0.50%    0.80%
September 30, 1998..................      4.84        4.88    4.71    5.32    5.70     0.04     (0.13)    0.48     0.86
June 30, 1998.......................      4.84        4.88    5.41    5.44    5.72     0.04      0.57     0.60     0.88
March 31, 1998......................      4.89        4.92    5.39    5.55    5.72     0.03      0.50     0.66     0.83

MANAGEMENT OF INTEREST RATE RISK AND DERIVATIVE ACTIVITIES

     To further manage interest rate risk, the Company uses derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to mitigate interest rate risk. At December 31, 1998, the Company had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $7.41 billion. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Financial Condition. The contract or notional amount of these instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

     Management, in conjunction with the Company's Board of Directors, has established strict policies and guidelines for the use of derivative instruments. Moreover, Washington Mutual has used these instruments for many years to mitigate interest rate risk. These instruments are not intended to be used as techniques to generate earnings by speculating on the movements of interest rates, nor does the Company act as a dealer of these instruments. See "Notes to Consolidated Financial Statements -- Note 24: Interest Rate Risk Management."

     The Company's current strategy is to use derivative instruments to hedge interest rate risk associated with deposits and borrowings. For example, the Company has entered into interest rate cap agreements to provide an additional layer of interest rate protection should interest rates on deposits and borrowings rise. Through the use of these agreements, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, the Company has a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the deposits and borrowings generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, and also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide the Company with protection in all scenarios or to the full extent of the Company's exposure.

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in an increasing interest rate environment (up 200 basis points) for the period the derivatives were outstanding was as follows:

                                                            DECEMBER 31, 1998
                                 -----------------------------------------------------------------------
                                                AFTER THREE
                                                  MONTHS      AFTER ONE BUT
                                  DUE WITHIN    BUT WITHIN       WITHIN        AFTER TWO
                                 THREE MONTHS    ONE YEAR       TWO YEARS        YEARS         TOTAL
                                 ------------   -----------   -------------   -----------   ------------
                                                         (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings...................  $75,630,778    $45,064,860    $13,785,606    $16,211,387   $150,692,631
Effect of derivative
  instruments..................   (6,914,900)     1,783,350      4,349,000        782,550             --
                                 -----------    -----------    -----------    -----------   ------------
Amount of deposits and
  borrowings after effect of
  derivative instruments.......  $68,715,878    $46,848,210    $18,134,606    $16,993,937   $150,692,631
                                 ===========    ===========    ===========    ===========   ============

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in a decreasing interest rate environment (down 200 basis points) for the period the derivatives were outstanding was as follows:

                                                           DECEMBER 31, 1998
                                 ----------------------------------------------------------------------
                                               AFTER THREE
                                 DUE WITHIN    MONTHS BUT    AFTER ONE BUT
                                    THREE        WITHIN       WITHIN TWO      AFTER TWO
                                   MONTHS       ONE YEAR         YEARS          YEARS         TOTAL
                                 -----------   -----------   -------------   -----------   ------------
                                                         (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings...................  $75,630,778   $45,064,860    $13,785,606    $16,211,387   $150,692,631
Effect of derivative
  instruments..................   (5,255,400)      927,600      4,084,000        243,800             --
                                 -----------   -----------    -----------    -----------   ------------
Amount of deposits and
  borrowings after effect of
  derivative instruments.......  $70,375,378   $45,992,460    $17,869,606    $16,455,187   $150,692,631
                                 ===========   ===========    ===========    ===========   ============

     The Company also hedges the risks associated with the mortgage pipeline. The mortgage pipeline consists of fixed-rate SFR loans, which will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. This period is usually 30 to 60 days. To hedge this risk, the Company executes forward sales agreements. A forward sales agreement protects the Company in a rising interest rate environment since the sales price and delivery date have already been established. A forward sales agreement, however, is different than an option contract in that the Company is obligated to deliver the loan to the third party on the agreed upon future date. As a result, if the loans do not fund, the Company may not have the necessary assets to meet its commitment. Therefore, the Company would be required to purchase other assets, at current market prices, to satisfy the forward sales contract. To mitigate this risk, the Company uses fallout factors, which represent the percentage of loans which are not expected to close, when calculating the amount of forward sales agreements to execute.

     The Company has previously executed derivative instruments to reduce the risk of the available-for-sale portfolio. Because the available-for-sale portfolio is required to be carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. This portfolio is substantially composed of MBS, of which the vast majority have adjustable rates and the remainder have fixed rates. In an attempt to modify the interest flows on these securities, as well as protect against market value changes, certain interest rate exchange agreements have been designated to the available-for-sale portfolio. The effect of such agreements in a rising interest rate environment is to shorten the effective repricing period of the underlying assets. At December 31, 1998, the effect of the Company's exchange agreements in an increasing or decreasing interest rate environment (up or down 200 basis points) would be to shorten the repricing period of $500.0 million of MBS from in excess of two years to three months.

  Counterparty risk

     The Company's borrowing activities (including reverse repurchase agreements) and derivative instruments generally involve an exchange of obligations with another financial institution, referred to in such transactions as a counterparty. If a counterparty were to default, the Company could be exposed to a financial loss. A loss would result to the extent that the value of the collateral or funds held by the counterparty exceeded the value of the collateral or funds held by the Company. In order to minimize the risk, all counterparties are evaluated for financial strength on at least an annual basis. Exposure limits are then established for each counterparty. The Company's primary focus is to deal with well-established reputable and financially strong firms. The majority of the counterparties are U.S.-based companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 66.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 20, 1999. Certain information regarding the principal officers of Washington Mutual is set forth in "Business -- Principal Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 66.

     (2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b) REPORTS ON FORM 8-K:

     Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 1998:

          1. Report filed October 15, 1998. Items included: Item 2. Acquisition or Disposition of Assets, and Item 7. Financial Statements and Exhibits. The report included the financial statements of H. F. Ahmanson & Company for the years ended December 31, 1997, 1996 and 1995. The report also included pro forma financial information for Washington Mutual, Inc. for the years ended December 31, 1997, 1996 and 1995 as though the acquisition of H. F. Ahmanson & Company had taken place on January 1, 1995.

          2. Report filed November 17, 1998. Items included: Item 5. Other
     Events.

          3. Amended report filed November 30, 1998. Items included: Item 7. Financial Statements and Exhibits. The report included the unaudited financial statements of H. F. Ahmanson & Company for the nine months ended September 30, 1998 and 1997, and pro forma financial statements for Washington Mutual, Inc. for the nine months ended September 30, 1998 and 1997.

          4. Report filed December 22, 1998. Items included: Item 7. Financial Statement and Exhibits. Additional exhibits relating to employee benefit plans were included.

(c) EXHIBITS:

     See Index of Exhibits on page 134.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 1999.

                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER
                                          --------------------------------------
                                          Kerry K. Killinger
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 16, 1999.


/s/ KERRY K. KILLINGER                                 /s/ WILLIAM A. LONGBRAKE
-----------------------------------------------------  -----------------------------------------------------
Kerry K. Killinger                                     William A. Longbrake
Chairman, President and Chief Executive Officer;       Executive Vice President and Chief Financial Officer
Director (Principal Executive Officer)                 (Principal Financial Officer)

                                                       /s/ RICHARD M. LEVY
                                                       -----------------------------------------------------
                                                       Richard M. Levy
                                                       Senior Vice President and Controller (Principal
                                                       Accounting Officer)

/s/ DOUGLAS P. BEIGHLE                                 /s/ PHILIP D. MATTHEWS
-----------------------------------------------------  -----------------------------------------------------
Douglas P. Beighle                                     Philip D. Matthews
Director                                               Director

/s/ DAVID BONDERMAN                                    /s/ DR. SAMUEL B. MCKINNEY
-----------------------------------------------------  -----------------------------------------------------
David Bonderman                                        Dr. Samuel B. McKinney
Director                                               Director

/s/ J. TAYLOR CRANDALL                                 /s/ MICHAEL K. MURPHY
-----------------------------------------------------  -----------------------------------------------------
J. Taylor Crandall                                     Michael K. Murphy
Director                                               Director

/s/ ROGER H. EIGSTI                                    /s/ WILLIAM G. REED, JR.
-----------------------------------------------------  -----------------------------------------------------
Roger H. Eigsti                                        William G. Reed, Jr.
Director                                               Director

/s/ JOHN W. ELLIS                                      /s/ ELIZABETH A. SANDERS
-----------------------------------------------------  -----------------------------------------------------
John W. Ellis                                          Elizabeth A. Sanders
Director                                               Director

/s/ ANNE V. FARRELL                                    /s/ WILLIAM D. SCHULTE
-----------------------------------------------------  -----------------------------------------------------
Anne V. Farrell                                        William D. Schulte
Director                                               Director

/s/ STEPHEN E. FRANK                                   /s/ JAMES H. STEVER
-----------------------------------------------------  -----------------------------------------------------
Stephen E. Frank                                       James H. Stever
Director                                               Director

/s/ WILLIAM P. GERBERDING                              /s/ WILLIS B. WOOD, JR.
-----------------------------------------------------  -----------------------------------------------------
William P. Gerberding                                  Willis B. Wood
Director                                               Director

/s/ ENRIQUE HERNANDEZ, JR.
-----------------------------------------------------
Enrique Hernandez, Jr.
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   67
Independent Auditors' Report................................   68
Report of Independent Accountants...........................   69
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................   70
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1998, 1997 and 1996..............   71
Consolidated Statements of Financial Condition at December
  31, 1998 and 1997.........................................   72
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997
  and 1996..................................................   73
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   74
Notes to Consolidated Financial Statements..................   76

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Washington Mutual, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger on October 1, 1998, of Washington Mutual, Inc. and subsidiaries and H. F. Ahmanson & Company and subsidiaries, and the merger, on July 1, 1997, of Washington Mutual, Inc. and subsidiaries and Great Western Financial Corporation and subsidiaries, both of which were accounted for as poolings of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statement of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1997, or the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which statements reflect total assets constituting 32% of consolidated total assets as of December 31, 1997, and total net income constituting 46% of consolidated net income for the year then ended. Those statements were audited by other auditors whose report, dated January 15, 1998 (except as to Note 2 of Notes to Consolidated Financial Statements, which is as of February 13, 1998 and Note 19 of Notes to Consolidated Financial Statements, which is as of March 16, 1998) has been furnished to us, and our opinion, insofar as it relates to the amounts included for H. F. Ahmanson & Company and subsidiaries for 1997, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Washington Mutual, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

     We previously audited and reported on the consolidated statements of income, stockholders' equity and cash flows of Washington Mutual, Inc. and subsidiaries for the year ended December 31, 1996, prior to their restatement for the 1998 and 1997 poolings of interests. The net income of Washington Mutual, Inc. and subsidiaries constituted $114.3 million of restated net income of $375.4 million for the year ended December 31, 1996. Separate financial statements of the other companies included in the 1996 restated consolidated statements of income, comprehensive income, stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1996, after restatement for the 1998 and 1997 poolings of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

February 26, 1999
Seattle, Washington

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

     We have audited the consolidated statement of financial condition of H. F. Ahmanson & Company and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997, which are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H. F. Ahmanson & Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
January 15, 1998, except as to
Note 2 of Notes to Consolidated
Financial Statements, which is as of
February 13, 1998 and Note 19 of
Notes to Consolidated Financial
Statements, which is as of
March 16, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
Great Western Financial Corporation

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects the results of operations and cash flows of Great Western Financial Corporation and its subsidiaries ("the Company") for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 22, 1997, except as to Note 28,
which is as of March 7, 1997

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    ----------
                                                                       (DOLLARS IN THOUSANDS,
                                                                     EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
Loans.......................................................  $ 8,166,769    $ 7,520,760    $6,917,939
Available-for-sale securities...............................    1,707,874      1,674,375     2,072,250
Held-to-maturity securities.................................    1,175,334        791,242       765,983
Other interest income.......................................      171,491        216,154       136,118
                                                              -----------    -----------    ----------
  Total interest income.....................................   11,221,468     10,202,531     9,892,290
INTEREST EXPENSE
Deposits....................................................    3,588,015      3,645,542     3,764,175
Borrowings..................................................    3,341,728      2,641,496     2,263,002
                                                              -----------    -----------    ----------
  Total interest expense....................................    6,929,743      6,287,038     6,027,177
                                                              -----------    -----------    ----------
  Net interest income.......................................    4,291,725      3,915,493     3,865,113
Provision for loan losses...................................      161,968        246,642       498,568
                                                              -----------    -----------    ----------
  Net interest income after provision for loan losses.......    4,129,757      3,668,851     3,366,545
OTHER INCOME
Depositor and other retail banking fees.....................      568,376        478,700       358,889
Loan servicing income.......................................      117,356        141,278       143,835
Loan related income.........................................      111,155         89,758        78,479
Securities fees and commissions.............................      192,126        186,079       176,434
Insurance fees and commissions..............................       59,202         58,327        54,749
Mortgage banking income (loss)..............................      133,084        (44,368)       49,174
Gain on sale of retail deposit branch systems...............      289,040         57,566         6,861
Gain on sale of other assets................................       26,966         41,179        43,521
Provision for recourse liability............................      (52,871)       (76,636)     (113,686)
Other operating income......................................       79,714         64,279        35,440
                                                              -----------    -----------    ----------
  Total other income........................................    1,524,148        996,162       833,696
OTHER EXPENSE
Salaries and employee benefits..............................    1,190,679      1,168,604     1,175,107
Occupancy and equipment.....................................      498,126        500,119       512,700
Telecommunications and outsourced information services......      255,644        213,372       178,454
Regulatory assessments......................................       63,204         59,887       168,912
Savings Association Insurance Fund ("SAIF") special
  assessment................................................           --             --       556,414
Transaction-related expense.................................      508,286        431,125       226,414
Amortization of intangible assets...........................      104,252         89,351        84,236
Foreclosed asset expense....................................       23,445         80,704       124,185
Other operating expense.....................................      640,812        583,582       583,184
                                                              -----------    -----------    ----------
  Total other expense.......................................    3,284,448      3,126,744     3,609,606
                                                              -----------    -----------    ----------
  Income before income taxes and minority interest in
    earnings of consolidated subsidiaries...................    2,369,457      1,538,269       590,635
Income taxes................................................      882,525        653,151       201,707
                                                              -----------    -----------    ----------
Income before minority interest in earnings of consolidated
  subsidiaries..............................................    1,486,932        885,118       388,928
Minority interest in earnings of consolidated
  subsidiaries..............................................           --             --        13,570
                                                              -----------    -----------    ----------
Net income..................................................  $ 1,486,932    $   885,118    $  375,358
                                                              ===========    ===========    ==========
Net income attributable to common stock.....................  $ 1,470,990    $   830,087    $  291,723
                                                              ===========    ===========    ==========
Net income per common share:
  Basic.....................................................        $2.61          $1.56         $0.55
  Diluted...................................................         2.56           1.52          0.54

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1998         1997        1996
                                                              ----------    --------    ---------
                                                                    (DOLLARS IN THOUSANDS)
Net income..................................................  $1,486,932    $885,118    $ 375,358
Other comprehensive income, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during the period, net of
      deferred income tax (benefit) of $31,818, $15,622 and
      $(180,123)............................................      52,866      24,310     (267,678)
    Less: adjustment for gains included in net income, net
      of income tax of $6,700, $2,894 and $3,254............     (11,407)     (4,532)      (5,059)
    Less: amortization of market adjustment for
      mortgage-backed securities ("MBS") transferred from
      available for sale to held to maturity, net of
      deferred income tax of $10,255, $1,267 and none.......     (16,151)     (1,982)          --
                                                              ----------    --------    ---------
                                                                  25,308      17,796     (272,737)
  Minimum pension liability adjustment......................     (13,324)         --           --
                                                              ----------    --------    ---------
Other comprehensive income (loss)...........................      11,984      17,796     (272,737)
                                                              ----------    --------    ---------
Comprehensive income........................................  $1,498,916    $902,914    $ 102,621
                                                              ==========    ========    =========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................  $  2,695,454    $  1,889,019
Cash equivalents............................................        61,520         830,978
Trading securities..........................................        39,068          23,364
Available-for-sale securities, amortized cost of $32,861,818 and $19,824,231:
  MBS.......................................................    32,399,591      18,624,163
  Investment securities.....................................       517,462       1,193,063
Held-to-maturity securities, fair value of $14,112,620 and
  $17,099,744:
  MBS.......................................................    13,992,235      17,085,036
  Investment securities.....................................       137,247         122,818
Loans:
  Loans held in portfolio...................................   107,612,197      97,530,826
  Loans held for sale.......................................     1,826,549       1,141,367
  Reserve for loan losses...................................    (1,067,840)     (1,047,845)
                                                              ------------    ------------
    Total loans.............................................   108,370,906      97,624,348
Investment in Federal Home Loan Banks ("FHLBs").............     2,030,027       1,471,469
Foreclosed assets...........................................       274,767         340,582
Premises and equipment......................................     1,421,162       1,301,824
Intangible assets...........................................     1,009,666         636,946
Mortgage servicing rights...................................       461,295         311,480
Other assets................................................     2,082,881       2,067,308
                                                              ------------    ------------
    Total assets............................................  $165,493,281    $143,522,398
                                                              ============    ============
LIABILITIES
Deposits:
  Checking accounts.........................................  $ 13,460,731    $ 11,185,954
  Savings accounts and money market deposit accounts
    ("MMDAs")...............................................    28,285,868      22,928,816
  Time deposit accounts.....................................    43,745,542      49,314,663
                                                              ------------    ------------
    Total deposits..........................................    85,492,141      83,429,433
Federal funds purchased and commercial paper................     2,482,830       3,732,282
Securities sold under agreements to repurchase ("reverse
  repurchase agreements")...................................    17,519,538      13,954,040
Advances from FHLBs.........................................    39,748,613      25,114,776
Other borrowings............................................     5,449,508       7,175,279
Other liabilities...........................................     5,456,251       2,515,503
                                                              ------------    ------------
    Total liabilities.......................................   156,148,881     135,921,313
STOCKHOLDERS' EQUITY
Preferred stock:
  Nonconvertible............................................            --         313,063
  Convertible...............................................            --         284,199
Common stock, no par value: 1,600,000,000 shares authorized,
  593,408,525 and 589,789,725 shares issued.................            --              --
Capital surplus -- common stock.............................     2,994,653       2,629,377
Accumulated other comprehensive income:
  Valuation reserve for available-for-sale securities.......        87,605          62,297
  Minimum pension liability adjustment......................       (13,324)             --
Retained earnings...........................................     6,275,466       5,244,509
Common stock in treasury at cost, none and 46,947,916
  shares....................................................            --        (932,360)
                                                              ------------    ------------
    Total stockholders' equity..............................     9,344,400       7,601,085
                                                              ------------    ------------
    Total liabilities and stockholders' equity..............  $165,493,281    $143,522,398
                                                              ============    ============

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    CAPITAL       ACCUMULATED                    COMMON
                                                                    SURPLUS-         OTHER                        STOCK
                                                     PREFERRED       COMMON      COMPREHENSIVE     RETAINED        IN
                                         TOTAL         STOCK         STOCK          INCOME         EARNINGS     TREASURY
                                       ----------    ----------    ----------    -------------    ----------    ---------
                                                                     (DOLLARS IN THOUSANDS)
Balance, December 31, 1995...........  $8,421,102    $1,209,938    $2,125,647      $ 317,238      $4,836,860    $ (68,581)
Net income...........................     375,358            --            --             --         375,358           --
Cash dividends declared on preferred
  stock..............................     (85,035)           --            --             --         (85,035)          --
Cash dividends declared on common
  stock..............................    (353,286)           --            --             --        (353,286)          --
Repurchase of common stock, net......    (567,496)           --      (185,563)            --              --     (381,933)
Redemption or conversion of preferred
  stock..............................    (176,105)     (444,375)      268,270             --              --           --
Common stock issued through employee
  stock plans, including tax
  benefit............................      69,945            --        70,353             --              --         (408)
Common stock issued under dividend
  reinvestment plan..................       2,547            --         2,547             --              --           --
Other comprehensive income, net of
  related income taxes...............    (272,737)           --            --       (272,737)             --           --
Immaterial business combinations
  accounted for as poolings of
  interests..........................      11,844            --        11,844             --              --           --
                                       ----------    ----------    ----------      ---------      ----------    ---------
Balance, December 31, 1996...........   7,426,137       765,563     2,293,098         44,501       4,773,897     (450,922)
Net income...........................     885,118            --            --             --         885,118           --
Cash dividends declared on preferred
  stock..............................     (55,018)           --            --             --         (55,018)          --
Cash dividends declared on common
  stock..............................    (359,488)           --            --             --        (359,488)          --
Repurchase of common stock, net......    (502,953)           --       (21,574)            --              --     (481,379)
Redemption or conversion of preferred
  stock..............................    (165,000)     (168,301)        3,300             --              --            1
Common stock issued through employee
  stock plans, including tax
  benefit............................     353,646            --       353,706             --              --          (60)
Common stock issued under dividend
  reinvestment plan..................         847            --           847             --              --           --
Other comprehensive income, net of
  related income taxes...............      17,796            --            --         17,796              --           --
                                       ----------    ----------    ----------      ---------      ----------    ---------
Balance, December 31, 1997...........   7,601,085       597,262     2,629,377         62,297       5,244,509     (932,360)
Net income...........................   1,486,932            --            --             --       1,486,932           --
Cash dividends declared on preferred
  stock..............................     (19,974)           --            --             --         (19,974)          --
Cash dividends declared on common
  stock..............................    (436,001)           --            --             --        (436,001)          --
Repurchase of common stock, net......     (24,082)           --            --             --              --      (24,082)
Redemption or conversion of preferred
  stock..............................    (313,063)     (597,262)     (112,085)            --              --      396,284
Common stock issued to acquire Coast
  Savings Financial, Inc.
  ("Coast")..........................     925,143            --       373,078             --              --      552,065
Common stock issued through employee
  stock plans, including tax
  benefit............................     112,044            --       114,847             --              --       (2,803)
Common stock issued under dividend
  reinvestment plan..................         332            --           332             --              --           --
Treasury shares retired..............          --            --       (10,896)            --              --       10,896
Other comprehensive income, net of
  related income taxes...............      11,984            --            --         11,984              --           --
                                       ----------    ----------    ----------      ---------      ----------    ---------
Balance, December 31, 1998...........  $9,344,400    $       --    $2,994,653      $  74,281      $6,275,466    $      --
                                       ==========    ==========    ==========      =========      ==========    =========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $  1,486,932    $    885,118    $    375,358
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Provision for loan losses...................       161,968         246,642         498,568
     Mortgage banking (income) loss..............      (133,084)         44,368         (49,174)
     (Gain) on sale of other assets..............       (26,966)        (41,179)        (43,521)
     Provision for recourse liability............        52,871          76,636         113,686
     Depreciation and amortization...............       313,499         308,078         319,384
     Stock dividends from FHLBs..................      (111,925)        (89,174)        (82,352)
     Transaction-related expense.................        65,938         219,742         145,023
     Decrease (increase) in trading securities...        96,637           1,647          (1,409)
     Origination of loans held for sale..........   (13,501,513)     (6,324,786)     (4,053,362)
     Sales of loans held for sale................    18,238,151       7,538,968       6,325,307
     Decrease (increase) in other assets.........       163,731        (394,929)        620,627
     Increase (decrease) in other liabilities....       108,778         (81,259)       (288,074)
                                                   ------------    ------------    ------------
       Net cash provided by operating
          activities.............................     6,915,017       2,389,872       3,880,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities.......   (17,372,010)     (3,243,633)     (4,153,887)
Purchases of held-to-maturity securities.........       (17,033)        (31,251)     (3,414,473)
Sales of available-for-sale securities...........     2,158,037       2,362,772       4,755,628
Maturities of available-for-sale securities......       420,345         253,352              --
Maturities of held-to-maturity securities........         7,118          20,763              --
Principal payments on securities.................    10,009,719       4,294,364      10,297,506
Purchases of FHLB stock..........................      (343,501)       (187,407)        (30,335)
Redemption of FHLB stock.........................            --          69,092          90,136
Purchases of loans...............................    (3,065,042)        (88,216)     (1,759,499)
Sales of loans...................................        49,137          41,088       1,314,090
Origination of loans, net of principal
  payments.......................................    (7,736,440)    (12,968,472)    (11,751,453)
Proceeds from sales of foreclosed assets.........       608,562         784,668         986,386
Cash from Coast Acquisition......................       399,590              --              --
Purchases of premises and equipment, net.........      (320,175)       (130,189)       (191,903)
Goodwill from First Interstate Bank branch
  acquisition....................................            --              --        (185,021)
Cash proceeds from sale of WMLife................            --         105,000              --
                                                   ------------    ------------    ------------
       Net cash used by investing activities,
          carried forward........................   (15,201,693)     (8,718,069)     (4,042,825)

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
     Net cash used by investing activities,
       brought forward...........................   (15,201,693)     (8,718,069)     (4,042,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits.............................    (1,102,464)     (2,912,233)     (2,201,953)
Proceeds from deposits purchased.................            --              --       1,888,849
Deposits sold....................................    (3,235,644)     (1,167,693)       (197,007)
(Decrease) increase in federal funds purchased
  and commercial paper...........................    (1,249,452)        774,776         403,673
Increase (decrease) in short-term reverse
  repurchase agreements..........................     3,584,929      (2,779,089)     (3,880,462)
Proceeds from long-term reverse repurchase
  agreements.....................................     1,146,205       9,800,553       4,011,148
Repayments of long-term reverse repurchase
  agreements.....................................    (1,582,489)     (6,920,543)     (4,649,930)
Proceeds from FHLBs advances.....................    67,188,545      58,265,565      26,878,526
Repayments of FHLBs advances.....................   (53,882,390)    (47,603,586)    (22,346,709)
Proceeds from other borrowings...................       236,776       2,850,963       3,158,755
Repayments of other borrowings...................    (2,067,805)     (3,546,336)     (1,904,115)
Cash dividends paid on preferred and common
  stock..........................................      (455,975)       (414,506)       (438,321)
Redemption of preferred stock....................      (313,063)       (165,000)       (175,000)
Repurchase of common stock, net..................       (24,082)       (502,953)       (567,496)
Other capital transactions.......................        80,562         259,061          66,615
                                                   ------------    ------------    ------------
     Net cash provided by financing activities...     8,323,653       5,938,979          46,573
                                                   ------------    ------------    ------------
     Increase (decrease) in cash and cash
       equivalents...............................        36,977        (389,218)       (116,191)
     Cash and cash equivalents, beginning of
       year......................................     2,719,997       3,109,215       3,225,406
                                                   ------------    ------------    ------------
     Cash and cash equivalents, end of year......  $  2,756,974    $  2,719,997    $  3,109,215
                                                   ============    ============    ============
NONCASH INVESTING ACTIVITIES
Loans exchanged for MBS..........................  $    647,020    $  6,408,056    $  1,125,161
Loans exchanged for trading securities...........       107,544              --              --
Transfer to held-to-maturity securities..........            --       4,359,814       1,258,728
Real estate acquired through foreclosure.........       511,763         738,440       1,103,360
Loans originated to facilitate the sale of
  foreclosed assets..............................        55,161         123,762         231,709
Loans held for sale originated to refinance
  existing
  loans..........................................     5,288,736         969,192         813,728
Loans held in portfolio originated to refinance
  existing loans.................................     2,556,023       1,249,087       1,071,484
Loans transferred to loans held for sale.........            --              --         214,991
Trade date purchases not yet settled.............     2,609,937          77,684              --
Reserves transferred to recourse liability.......        74,409          24,502              --
Transaction-related write down on premises and
  equipment......................................        76,486         129,151          18,388
CASH PAID DURING THE YEAR FOR
Interest on deposits.............................     3,609,804       3,655,105       3,740,872
Interest on borrowings...........................     3,194,464       3,069,683       2,321,426
Income taxes.....................................       814,337         494,062         343,143

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Washington Mutual, Inc. ("WMI" and together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small to mid-sized businesses. Through its subsidiaries, Washington Mutual engages in the following lines of business: mortgage banking, consumer banking, commercial banking, financial services and consumer finance. The Company's principal banking subsidiaries are Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"). The banking subsidiaries accept deposits from the general public, make residential loans, consumer loans, and limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. The Company provides consumer installment loans and purchases retail installment contracts through its consumer finance subsidiary, Aristar, Inc. and its subsidiaries ("Aristar"). Washington Mutual markets annuities and other insurance products, offers full-service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation. All significant intercompany transactions and balances have been eliminated.

     All information, including that of prior periods, has been restated to reflect the Company's 3-for-2 stock split in June 1998.

     On October 1, 1998, H.F. Ahmanson & Company ("Ahmanson") merged with and into WMI and all of the subsidiaries of Ahmanson, including Home Savings of America, FSB ("Home Savings"), became subsidiaries of the Company (the "Ahmanson Merger").

     On July 1, 1997, Great Western Financial Corporation ("Great Western") merged with and into a subsidiary of WMI and all of the subsidiaries of Great Western, including Great Western Bank, a Federal Savings Bank ("GWB") and Aristar, became subsidiaries of the Company (the "Great Western Merger").

     On December 20, 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into WMI, and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company (the "Keystone Transaction").

     The Ahmanson Merger, the Great Western Merger and the Keystone Transaction were all accounted for as poolings of interests. When Washington Mutual acquires a company through a material pooling of interests, current and prior period financial statements are restated to include the accounts of merged companies. As a result, the accompanying financial statements and notes thereto are presented as if the companies were merged as of the beginning of the earliest period shown. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

     On February 13, 1998, Ahmanson acquired Coast Savings Financial, Inc. ("Coast"), which was accounted for as a purchase (the "Coast Acquisition"). Under this method of accounting, the assets and liabilities of Coast were adjusted to their estimated fair values and any excess of the purchase price over the fair value of the assets acquired, net of the fair value of the liabilities assumed, was recognized as goodwill. The resulting goodwill and core deposit intangibles are being amortized over 25 years and ten years, respectively. The operating activities of Coast have been included in the Company's results of operations from the date of acquisition.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

  Derivative Instruments

     The Company uses derivative instruments, such as interest rate exchange agreements, interest rate cap agreements, and forward sales contracts of financial instruments to reduce its exposure to interest rate risk. Interest rate exchange agreements and interest rate cap agreements are used only if they have the effect of changing the interest rate characteristics of the assets or liabilities to which they are designated. Such effect is measured through ongoing correlation or effectiveness tests.

     Interest rate exchange agreements and interest rate cap agreements are designated against interest-earning assets, deposits and borrowings. Agreements designated against available-for-sale securities are included at fair value in the available-for-sale portfolio and any mark-to-market adjustments are reported with the change in value of the available-for-sale portfolio. Interest rate exchange agreements and interest rate cap agreements designated against cash equivalents, loans, deposits and borrowings are reported at historical cost.

     Under settlement accounting, the interest differential paid or received on interest rate exchange agreements and interest rate cap agreements is recorded as an adjustment to interest income or interest expense. The purchase premium of interest rate cap agreements is capitalized and amortized and included as a component of interest income or interest expense over the original term of the interest rate cap agreement. No purchase premiums are paid at the time of entering into interest rate exchange agreements.

     From time to time, the Company terminates interest rate exchange agreements and interest rate cap agreements prior to maturity. Such circumstances arise if, in the judgment of management, such instruments no longer cost effectively meet policy objectives. Often such instruments are within one year of maturity. Gains and losses from terminated interest rate exchange agreements and interest rate cap agreements are recognized, consistent with the gain or loss on the asset or liability associated with the agreement. When the asset or liability is not sold or paid off, the gains or losses are deferred and amortized as additional interest income or interest expense over the original terms of the agreements or the remaining life of the designated asset or liability, whichever is less.

     From time to time, the Company redesignates interest rate exchange agreements and interest rate cap agreements between earning assets and deposits and borrowings. Such redesignations are recorded at fair value at the time of transfer.

     The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to fixed-rate loans, which the Company intends to sell in the secondary market. Forward sales contracts are used to sell fixed-rate loans at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of mortgage banking income.

     The Company may write covered call options on its available-for-sale portfolio. If the option is exercised, the option fee is recorded as an adjustment to the gain or loss on the sale of the security. If the option is not exercised, the option fee is recognized as fee income.

  Trading Securities

     Securities classified as trading are accounted for at fair value with changes in unrealized gains and losses included in current period earnings.

  Available-for-Sale Securities

     Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized.

  Held-to-Maturity Securities

     Investments classified as held to maturity are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. Other than temporary declines in fair value are recognized as a reduction to current earnings.

  Loans

     Loans held in portfolio are stated at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the estimated life of the loan. The Company sells most of its conforming fixed-rate single-family residential mortgage ("SFR") loans in the secondary market. SFR loans are defined as first lien mortgages on owner-occupied one-to-four family residences. At the date of origination, the loans so designated are identified as loans held for sale and carried at the lower of net cost or fair value on an aggregate basis, net of their related forward sales hedge gains and losses.

     Management generally ceases to accrue interest income on any loan that becomes four payments delinquent and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on nonaccrual status.

     The Company evaluates commercial real estate loans over $1 million, commercial business loans and builder construction loans for impairment on an individual basis. A loan in one of these categories is considered impaired when it is (i) probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement, or (ii) designated a substandard loan, whether or not performing. Factors involved in determining impairment include, but are not limited to: the financial condition of the borrower, the value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral is included in the Company's allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off or specifically reserved.

  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The reserve is based on management's continuing analysis of the pertinent factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, loan loss experience, current and anticipated economic conditions, predictive analytical tools (migration analyses), and detailed analysis of individual loans and credits for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.

     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

     Commercial real estate loans are considered by the Company to have somewhat greater risk of uncollectibility than residential real estate loans due to the dependency on income production or future development of the real estate.

     Consumer finance loans are reviewed on a collective basis. In evaluating the adequacy of the reserve, consideration is given to recent loan loss experience and such other factors as, in management's judgment, deserve current recognition in estimating losses. Loans secured by collateral other than real estate are charged off based on the number of days contractually delinquent (180 days for substantially all loans).

     The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the Consolidated Financial Statements.

  Recourse Liability

     The Company records a recourse liability to cover potential losses on loans securitized and retained in its MBS portfolio. The recourse liability is also intended to cover potential losses on loans and MBS sold to third parties for which a recourse liability exists. On a quarterly basis, a review is performed to determine the adequacy of the recourse liability. Because the portfolio of loans and securities for which a recourse obligation exists is similar to the Company's SFR loan portfolio, the review for adequacy of the recourse liability is substantially similar to the review of the adequacy of the reserve for SFR loan losses. Adjustments to the recourse liability are recorded in the provision for recourse liability. In 1998, in connection with the Ahmanson Merger, an additional amount was transferred from the reserve for loan losses to the recourse liability to conform with Washington Mutual's policy.

  Foreclosed Assets

     Foreclosed assets include properties acquired through foreclosure that are transferred at the lower of cost or fair value, less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in a reserve for losses or through a direct charge off to the property. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for sale or development of the property.

  Mortgage Servicing Rights

     Servicing rights are created when mortgage loans are originated and the loans are subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total cost of the mortgage loans is allocated to the servicing rights and the loans (without the servicing rights) based on their relative fair values. Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Short servicing is recorded in other liabilities in instances where the cost of servicing exceeds the servicing fees received and is amortized in proportion to, and over the period of, estimated net servicing loss.

     The Company assesses impairment of the capitalized servicing rights based on the fair value of those rights on a stratum-by-stratum basis, with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: fixed-rate mortgage loans by coupon rate

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

(less than 6%, 50 basis point increments between 6% and 12%, and greater than 12%) and adjustable-rate mortgage loans ("ARMs") by index, such as the FHLB 11th District Cost of Funds Index ("COFI"), U.S. Treasury, or the London Interbank Offering Rate ("LIBOR").

     In order to determine the fair value of the servicing rights, the Company primarily uses a valuation model that calculates the present value of expected future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for fixed-rate mortgages with similar coupons and prepayment reports for comparable ARMs. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, inflation rates, ancillary income per loan and default rates.

  Premises and Equipment

     Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company periodically reviews buildings and improvements for impairment. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

  Intangible Assets

     Because of the potential earning power or other identifiable values of certain purchased companies or businesses, the Company paid amounts in excess of identifiable fair value for assets acquired. Such amounts are being amortized by systematic charges to earnings over the estimated remaining life of the assets acquired. The Company periodically reviews intangibles to assess recoverability and impairment is recognized through a charge to earnings if permanent loss of value occurs.

  Real Estate Held for Investment

     Real estate held for investment ("REI") consists of properties which the Company intends to develop and sell. The periods of development and eventual sale of these properties may extend over several years and are dependent upon economic and other conditions. Costs to acquire and develop the properties, including a financing cost, are capitalized as incurred during construction. REI is also reviewed for impairment and impairment losses, if any, are recognized through a charge to earnings. At December 31, 1998 and 1997, the Company had total REI of $222.4 million and $211.1 million, which was included in other assets.

  Company-Owned Life Insurance

     The Company purchased life insurance policies as a funding source for certain employees' and directors' benefit plans and is the sole owner and beneficiary of these company-owned life insurance policies. Premiums paid, net of changes in the estimated cash surrender value of the related policies, are included in salaries and employee benefits.

  Trust Assets

     Assets held by the Company in a fiduciary or agency capacity for customers are not included in the Consolidated Statements of Financial Condition as such items are not assets of the Company. Assets totaling $176.5 million and $137.5 million as of December 31, 1998 and 1997 were held by the Company in a fiduciary or agency capacity.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Reverse Repurchase Agreements

     The Company enters into agreements under which the Company sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, reverse repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts.

  Transaction-Related Expenses

     The Company records transaction-related expenses in conjunction with its major business combinations. Transaction-related expenses are comprised of three major categories: employee severance costs, the write down of duplicate or excess premises and equipment, and other expenses related to effecting a business combination.

     A liability for the cost of employee termination benefits that management intends to provide to involuntarily terminated employees is recognized in the period in which management approves the specific plan of termination, if all of the following conditions exist: (i) management has the appropriate level of authority to involuntarily terminate employees, (ii) management approves and commits the enterprise to the plan of termination, (iii) management establishes the benefits that current employees will receive upon termination, (iv) the benefit arrangement has been communicated to employees, (v) the communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated, (vi) the plan of termination specifically identifies the number of employees to be terminated, their job classifications or functions, and their locations, and (vii) the period of time to complete the plan of termination indicates that significant changes to the plan of termination are not likely.

     Upon consummation of a business combination, the Company specifically identifies duplicate or excess facilities in the combined operations. Duplicate or excess facilities fall into two categories: facilities owned by the Company and facilities leased by the Company. Duplicate or excess facilities owned by the Company are recorded at the lower of cost or fair value. Fair value of duplicate or excess facilities is estimated based on the present value of the expected future cash flows using a discount rate commensurate with the risks involved. The loss estimated and recorded while these facilities remain in service does not include the portion of the cost that is properly allocable to anticipated future service of the facility. Depreciation is recorded on these facilities while they remain in service. The loss estimated and recorded on leased duplicate or excess facilities represents either costs to be incurred by the Company under contractual obligations or represents penalties that will be incurred to cancel the contractual obligations. Lease payments made on these facilities while they remain in service are included in occupancy and equipment expense and are not included in transaction-related expenses.

     Other expenses related to effecting a business combination consist of both period costs and accrued contract exit fees for duplicate services provided. The period costs include actual fees of professional services firms (legal, investment banking, etc.) that were incurred in conjunction with the combinations, and one-time, nonrecurring costs associated with combining the entities which are being expensed as incurred. The liability for contract exit fees for duplicate services is recognized when management makes the decision to terminate such contracts.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Income Taxes

     Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The comprehensive deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company's tax filings generally include all subsidiaries.

     Keystone Holdings, Great Western and Ahmanson filed separate consolidated tax returns prior to the mergers with the Company. For periods subsequent to the mergers with Washington Mutual, the Company's consolidated tax return included the merged companies.

  Year 2000 Project

     The Company expenses all costs related to making its information systems and facilities ready for the Year 2000 date change.

  Average Balances

     Average balances are obtained from the best available daily, weekly or monthly data, which management believes approximate the average balances calculated on a daily basis.

  Recently Issued Accounting Standards Adopted in These Financial Statements

     Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 was effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which deferred the adoption date of certain collateral recognition provisions of SFAS No. 125 until January 1, 1998. The Company adopted the relevant provisions of SFAS No. 125 effective January 1, 1997, and the deferred provisions effective January 1, 1998. There was no material impact on the Company's results of operations or financial condition due to the adoption of these statements.

     SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial condition of the Company. The Company adopted SFAS No. 130 on January 1, 1998.

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement does not affect the results of operations or financial condition of the Company. SFAS No. 131 was adopted by the Company on January 1, 1998.

     SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, was issued in February 1998 and standardizes the annual disclosure requirements for pensions and other postretirement

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES benefits. This statement does not affect the results of operations or financial condition of the Company. SFAS No. 132 was adopted by the Company on January 1, 1998.

  Recently Issued Accounting Standards Not Yet Adopted

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will implement this statement on January 1, 2000. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of the Company has not yet been determined.

     SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial condition of the Company.

NOTE 2: BUSINESS COMBINATIONS/RESTRUCTURING

     On October 1, 1998, Washington Mutual completed its merger with Ahmanson. On that date, Ahmanson had assets of $50.35 billion, deposits of $33.97 billion and stockholders' equity of $3.61 billion. The Company issued 205,582,840 shares of common stock to complete the merger. The results of operations of Ahmanson for 1997 have been reduced as a result of reclassifying to equity the $10.4 million after-tax gain reported by Ahmanson in connection with its purchase and subsequent sale of common stock of Great Western.

     Total revenue (defined as interest income plus other income) and net income of the Company and Ahmanson were as follows:

                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                 --------------------------------------
                                                 WASHINGTON
                                                   MUTUAL       AHMANSON      COMBINED
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..................................  $6,329,548    $3,257,380    $9,586,928
Net income.....................................     792,039       537,806     1,329,845

     Reconciliations of total revenue and net income previously presented by the Company with the combined amounts presented in the accompanying Consolidated Statements of Income were as follows:

                                                     YEAR ENDED DECEMBER 31, 1997
                                                ---------------------------------------
                                                WASHINGTON
                                                  MUTUAL       AHMANSON      COMBINED
                                                ----------    ----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Total revenue.................................  $7,524,364    $3,674,329    $11,198,693
Net income....................................     481,778       403,340        885,118

                                                     YEAR ENDED DECEMBER 31, 1996
                                                ---------------------------------------
                                                WASHINGTON
                                                  MUTUAL       AHMANSON      COMBINED
                                                ----------    ----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Total revenue.................................  $7,045,254    $3,680,732    $10,725,986
Net income....................................     230,100       145,258        375,358

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     On February 13, 1998, Ahmanson completed the Coast Acquisition. At the date of acquisition, Coast had total assets of $8.90 billion and deposits of $6.40 billion. Ahmanson reissued 16,263,796 shares of its common stock held in treasury to complete the acquisition. The value of Ahmanson common stock issued to complete the acquisition was $925.1 million as of the purchase date. Ahmanson recorded $431.5 million in goodwill, which included $79.0 million of transaction-related expenses, which were capitalized. In addition, Ahmanson recognized core deposit intangibles of $85.0 million.

     On July 1, 1997, Washington Mutual completed the Great Western Merger. On that date, Great Western had assets of $43.77 billion, deposits of $27.79 billion and stockholders' equity of $2.69 billion. The Company issued 188,474,327 shares of common stock to complete the merger.

     The conversion of 4.7 million deposit accounts and 1.5 million transaction card accounts at nearly 370 former GWB locations in Florida and northern and southern California was completed in three phases during the second quarter of 1998. In addition, 86 California financial centers were consolidated into existing Washington Mutual locations in 1998. The GWB and ASB loan portfolios were consolidated in a process that involved approximately 650,000 mortgage and consumer loans.

     On December 20, 1996, the Company completed the Keystone Transaction. At November 30, 1996, Keystone Holdings had assets of $21.89 billion, deposits of $12.82 billion and stockholders' equity of $808.6 million. The Company issued 71,825,000 shares of common stock to complete the Keystone Transaction.

     During 1996, Great Western implemented a restructuring plan to improve its competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing its systems platform. The Company recorded $68.3 million of restructuring charges in 1996. The components of the restructuring charges were severance and related payments, and facilities and equipment impairment. The incomplete Great Western restructuring activities have been integrated into the consolidation activities associated with the Great Western Merger and are now accounted for in connection with the transaction-related expenses discussed below.

     As a result of the Ahmanson Merger and the Coast Acquisition in 1998, the Great Western Merger in 1997 and the Keystone Transaction in 1996, the Company recorded transaction-related expenses of $508.3 million, $431.1 million and $226.4 million (inclusive of $68.3 million of restructuring charges related to Great Western, as discussed above) during 1998, 1997 and 1996. The majority of the expenses were for severance and related payments, facilities and equipment impairment, and various investment banking, legal and contract exit fees. The accrual of $262.0 million at year-end 1998 and $196.1 million at year-end 1997 related primarily to expenses for specifically identified severance programs, the impairment of premises and equipment and the liability for contract exit fees for duplicate services.

     The Company expected staff reductions related to the Keystone Transaction and Great Western Merger of approximately 2,850 and additional staff reductions of 3,400 related to the Ahmanson Merger. As of December 31, 1998, all staff reductions related to the Keystone Transaction and the Great Western Merger were completed and approximately 800 employee separations had occurred as a result of the Ahmanson Merger. The remaining employee separations are planned to be completed by the end of September 1999.

     Offices used by the Company on the Irwindale, California campus are expected to be closed by the end of the third quarter of 1999. The 646,000 square feet of office space at the Irwindale campus is expected to become available to sublet to third party tenants beginning in mid-1999.

     The Company has identified 162 branch consolidations in California that will result from the Ahmanson Merger. The consolidations are scheduled for mid-1999 and will coincide with the conversion of the Home Savings branches in California to Washington Mutual's systems and signage.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The carrying amount of all assets acquired through mergers and held for disposal at December 31, 1998 was $80.2 million.

     Reconciliations of the transaction-related expenses and accrual activity were as follows:

                                                                         1996
                                                                        AMOUNTS     DECEMBER 31,
                                     1996                    1996       CHARGED         1996
                                    PERIOD       1996       TOTAL       AGAINST       ACCRUED
                                    COSTS      ACCRUAL     EXPENSES     ACCRUAL       BALANCE
                                   --------    --------    --------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Severance........................  $     --    $ 59,714    $ 59,714    $  (2,776)     $ 56,938
Premises.........................        --      29,456      29,456           --        29,456
Equipment........................        --      29,101      29,101      (18,388)       10,713
Legal, underwriting and other
  direct transaction costs.......    23,179       3,232      26,411           --         3,232
Contract cancellation costs......        --      12,300      12,300           --        12,300
Other............................    55,456      13,976      69,432           --        13,976
                                   --------    --------    --------    ---------      --------
                                   $ 78,635    $147,779    $226,414    $ (21,164)     $126,615
                                   ========    ========    ========    =========      ========

                                                                         1997
                                                                        AMOUNTS     DECEMBER 31,
                                     1997                    1997       CHARGED         1997
                                    PERIOD       1997       TOTAL       AGAINST       ACCRUED
                                    COSTS      ACCRUAL     EXPENSES     ACCRUAL       BALANCE
                                   --------    --------    --------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Severance........................  $ 28,807    $ 94,126    $122,933    $ (57,960)     $ 93,104
Premises.........................        --      97,165      97,165      (69,317)       57,304
Equipment........................        --      49,121      49,121      (59,834)           --
Legal, underwriting and other
  direct transaction costs.......   109,811       3,503     113,314       (5,993)          742
Contract cancellation costs......        --      33,207      33,207      (11,808)       33,699
Other............................     8,640       6,745      15,385       (9,478)       11,243
                                   --------    --------    --------    ---------      --------
                                   $147,258    $283,867    $431,125    $(214,390)     $196,092
                                   ========    ========    ========    =========      ========

                                                                         1998
                                                                        AMOUNTS     DECEMBER 31,
                                     1998                    1998       CHARGED         1998
                                    PERIOD       1998       TOTAL       AGAINST       ACCRUED
                                    COSTS      ACCRUAL     EXPENSES     ACCRUAL       BALANCE
                                   --------    --------    --------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Severance........................  $     --    $186,845    $186,845    $(193,935)     $ 86,014
Premises.........................     5,905     117,341     123,246      (15,713)      158,932
Equipment........................    71,721          --      71,721           --            --
Legal, underwriting and other
  direct transaction costs.......    47,548          --      47,548         (742)           --
Contract cancellation costs......     2,071         563       2,634      (18,584)       15,678
Other............................    78,778      (2,486)     76,292       (7,351)        1,406
                                   --------    --------    --------    ---------      --------
                                   $206,023    $302,263    $508,286    $(236,325)     $262,030
                                   ========    ========    ========    =========      ========

     On December 31, 1998, the Company acquired Industrial Bank ("Industrial") of Van Nuys, California for $2.8 million in cash. The acquisition was effected by the merger of Industrial into WMB. At December 31, 1998, Industrial had assets of $27.2 million, deposits of $26.1 million and stockholders' equity of $355,000. The acquisition of Industrial was accounted for as a purchase for accounting purposes. Under purchase

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES accounting, the assets, liabilities and stockholders' equity of the acquired entity were recorded on the books of Washington Mutual at their respective fair values at the time of the acquisition. The resulting goodwill was not material.

     On January 15, 1997, Washington Mutual acquired United Western Financial Group, Inc. ("United Western") of Salt Lake City, Utah and its United Savings Bank and Western Mortgage Loan Corporation subsidiaries for $79.5 million in cash. At January 15, 1997, United Western had assets of $404.1 million, deposits of $299.9 million, and stockholders' equity of $53.7 million. The acquisition of United Western was accounted for as a purchase for accounting purposes. The resulting goodwill was not material.

     On January 31, 1996, the Company acquired Western Bank ("Western") through a merger of Western with and into WMB. At January 31, 1996, Western had assets of $776.3 million, deposits of $696.4 million and stockholders' equity of $69.5 million. The Company issued 8,797,853 shares of common stock to complete the merger with Western. The merger was treated as a pooling of interests and the financial information presented in this document reflects the pooling of interests method of accounting for the merger of Western into the Company. Accordingly, the assets, liabilities and stockholders' equity of Western were recorded on the books of the Company at their values as reported on the books of Western immediately prior to consummation of the merger with Western. This presentation required the restatement of prior periods as if the companies had been combined for all years presented.

NOTE 3: CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Cash........................................................  $2,695,454    $1,889,019
Cash equivalents:
  MMDAs.....................................................      26,822            --
  U.S. Treasury bills.......................................      19,971         3,656
  Overnight investments.....................................       7,996       307,583
  Time deposit accounts.....................................       6,731         8,564
  Securities purchased under agreements to resell
     ("repurchase agreements")..............................          --       500,200
  Commercial paper..........................................          --        10,975
                                                              ----------    ----------
                                                                  61,520       830,978
                                                              ----------    ----------
                                                              $2,756,974    $2,719,997
                                                              ==========    ==========

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments, commercial paper and repurchase agreements.

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $146.5 million and $201.3 million at December 31, 1998 and 1997.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 4: SECURITIES

     The amortized cost, unrealized gains, unrealized losses, and fair values of securities (exclusive of trading securities) were as follows:

                                                             DECEMBER 31, 1998
                                       --------------------------------------------------------------
                                        AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                          COST         GAINS        LOSSES        VALUE      YIELD(1)
                                       -----------   ----------   ----------   -----------   --------
                                                           (DOLLARS IN THOUSANDS)
Available-for-sale securities
-----------------------------
Investment securities:
  U.S. government and agency.........  $    64,149    $    172     $     --    $    64,321     6.36%
  Corporate debt.....................      283,441         194       (3,304)       280,331     6.23
  Municipal..........................        2,020           1           --          2,021     5.10
  Equity securities:
     Preferred stock.................      157,854      11,265           --        169,119     3.97
     Other securities................        1,657          13           --          1,670     3.29
                                       -----------    --------     --------    -----------
                                           509,121      11,645       (3,304)       517,462     5.53
MBS:
  U.S. government and agency.........   24,254,100     122,023      (27,547)    24,348,576     6.71
  Private issue......................    8,098,597       1,707      (46,477)     8,053,827     6.43
                                       -----------    --------     --------    -----------
                                        32,352,697     123,730      (74,024)    32,402,403     6.64
Derivative instruments:
  Interest rate exchange
     agreements......................           --          --       (2,812)        (2,812)      --
                                       -----------    --------     --------    -----------
                                        32,352,697     123,730      (76,836)    32,399,591     6.64
                                       -----------    --------     --------    -----------
                                       $32,861,818    $135,375     $(80,140)   $32,917,053     6.62
                                       ===========    ========     ========    ===========
Held-to-maturity securities
---------------------------
Investment securities:
  U.S. government and agency.........  $     6,906    $     17     $     --    $     6,923     5.24%
  Corporate debt.....................       20,173       2,060           --         22,233     7.97
  Municipal..........................      110,168       6,750           (5)       116,913     5.85
                                       -----------    --------     --------    -----------
                                           137,247       8,827           (5)       146,069     6.13
MBS:
  U.S. government and agency.........   10,347,739      15,378           --     10,363,117     6.46
  Private issue......................    3,644,496      41,089      (82,151)     3,603,434     7.13
                                       -----------    --------     --------    -----------
                                        13,992,235      56,467      (82,151)    13,966,551     6.64
                                       -----------    --------     --------    -----------
                                       $14,129,482    $ 65,294     $(82,156)   $14,112,620     6.63
                                       ===========    ========     ========    ===========

---------------
(1) Weighted average yield at end of year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                            DECEMBER 31, 1997
                                      --------------------------------------------------------------
                                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                         COST         GAINS        LOSSES        VALUE      YIELD(1)
                                      -----------   ----------   ----------   -----------   --------
                                                          (DOLLARS IN THOUSANDS)
Available-for-sale securities
-----------------------------
Investment securities:
  U.S. government and agency........  $   528,528    $  2,215    $    (173)   $   530,570     6.67%
  Corporate debt....................      456,064       2,849         (363)       458,550     6.51
  Municipal.........................           25           1           --             26     9.61
  Equity securities:
     Preferred stock................      172,199      13,188          (75)       185,312     6.33
     Other securities...............       17,771         967         (133)        18,605     5.68
                                      -----------    --------    ---------    -----------
                                        1,174,587      19,220         (744)     1,193,063     6.54
MBS:
  U.S. government and agency........   16,627,481     137,288     (158,747)    16,606,022     7.08
  Private issue.....................    2,021,130      14,577      (18,550)     2,017,157     7.35
                                      -----------    --------    ---------    -----------
                                       18,648,611     151,865     (177,297)    18,623,179     7.11
Derivative instruments:
  Interest rate exchange
     agreements.....................           --          --         (218)          (218)      --
  Interest rate cap agreements......        1,033         169           --          1,202       --
                                      -----------    --------    ---------    -----------
                                            1,033         169         (218)           984       --
                                      -----------    --------    ---------    -----------
                                       18,649,644     152,034     (177,515)    18,624,163     7.11
                                      -----------    --------    ---------    -----------
                                      $19,824,231    $171,254    $(178,259)   $19,817,226     7.08
                                      ===========    ========    =========    ===========
Held-to-maturity securities
---------------------------
Investment securities:
  U.S. government and agency........  $     2,421    $      6    $      --    $     2,427     5.86%
  Corporate debt....................       20,273       1,152           (7)        21,418     8.21
  Municipal.........................      100,124       5,429           --        105,553     5.84
                                      -----------    --------    ---------    -----------
                                          122,818       6,587           (7)       129,398     6.23
MBS:
  U.S. government and agency........   12,593,241      48,373     (134,873)    12,506,741     6.38
  Private issue.....................    4,491,795      60,779      (88,969)     4,463,605     7.39
                                      -----------    --------    ---------    -----------
                                       17,085,036     109,152     (223,842)    16,970,346     6.64
                                      -----------    --------    ---------    -----------
                                      $17,207,854    $115,739    $(223,849)   $17,099,744     6.64
                                      ===========    ========    =========    ===========

---------------
(1) Weighted average yield at end of year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Securities (exclusive of trading securities) by contractual maturity were as follows:

                                                               DECEMBER 31, 1998
                              -----------------------------------------------------------------------------------
                                                          DUE                  AFTER ONE               AFTER FIVE
                               CARRYING                  WITHIN                BUT WITHIN              BUT WITHIN
                                 VALUE      YIELD(1)    ONE YEAR    YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                              -----------   --------   ----------   --------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Available-for-sale
------------------
  securities
  ----------
Investment securities:
  U.S. government and
    agency..................  $    64,321     6.36%    $   46,721     6.49%    $   10,181     5.74%     $  7,061
  Corporate debt............      280,331     6.23        159,139     6.29         74,235     6.21        32,972
  Municipal.................        2,021     5.10             21     9.70             --       --            --
Equity securities:
  Preferred stock...........      169,119     3.97             --       --             --       --            --
  Other securities..........        1,670     3.29          1,489     3.68             --       --            --
MBS:
  U.S. government and
    agency..................   24,348,576     6.71         22,628     6.16      1,210,604     7.29       307,751
  Private issue.............    8,053,827     6.43             --       --             --       --         6,613
Derivative instruments:
  Interest rate exchange
    agreements..............       (2,812)      --         (2,812)      --             --       --            --
                              -----------              ----------              ----------               --------
                              $32,917,053     6.62     $  227,186     6.38     $1,295,020     7.22      $354,397
                              ===========              ==========              ==========               ========
Held-to-maturity securities
---------------------------
Investment securities:
  U.S. government and
    agency..................  $     6,906     5.24%    $    6,906     5.24%    $       --       --%     $     --
  Corporate debt............       20,173     7.97             --       --             --       --            --
  Municipal.................      110,168     5.85            100     8.11          8,199     5.36        22,478
MBS:
  U.S. government and
    agency..................   10,347,739     6.46             --       --         11,654     6.77        62,449
  Private issue.............    3,644,496     7.13      3,491,405     7.20          1,959     6.36           444
                              -----------              ----------              ----------               --------
                              $14,129,482     6.63     $3,498,411     7.20     $   21,812     6.21      $ 85,371
                              ===========              ==========              ==========               ========

                                      DECEMBER 31, 1998
                              ---------------------------------

                                            AFTER
                              YIELD(1)    TEN YEARS    YIELD(1)
                              --------   -----------   --------
                                   (DOLLARS IN THOUSANDS)
Available-for-sale
------------------
  securities
  ----------
Investment securities:
  U.S. government and
    agency..................    6.44%    $       358     6.82%
  Corporate debt............    6.61          13,985     6.32
  Municipal.................      --           2,000     5.05
Equity securities:
  Preferred stock...........      --         169,119     3.97
  Other securities..........      --             181        *
MBS:
  U.S. government and
    agency..................    7.21      22,807,593     6.69
  Private issue.............    7.67       8,047,214     6.33
Derivative instruments:
  Interest rate exchange
    agreements..............      --              --       --
                                         -----------
                                7.15     $31,040,450     6.59
                                         ===========
Held-to-maturity securities
---------------------------
Investment securities:
  U.S. government and
    agency..................      --%    $        --       --%
  Corporate debt............      --          20,173     7.97
  Municipal.................    5.89          79,391     5.84
MBS:
  U.S. government and
    agency..................    7.11      10,273,636     6.43
  Private issue.............    6.36         150,688     5.58
                                         -----------
                                6.78     $10,523,888     6.41
                                         ===========

---------------
* Less than 1%.

(1) Weighted average yield at end of year.

     In addition to agency securities, the securities portfolio contained investment grade private issue MBS of $11.73 billion and $6.53 billion at December 31, 1998 and 1997. At December 31, 1998, the Company had private issue MBS with an amortized cost of $986.2 million and a fair value of $980.4 million from a single issuer, General Electric Capital Mortgage Services, which exceeded 10% of the Company's equity.

     Proceeds from sales of securities in the available-for-sale portfolio during 1998, 1997 and 1996 were $2.16 billion, $2.36 billion and $4.76 billion. The Company realized $19.1 million in gains and $1.0 million in losses on these sales during 1998. The Company realized $8.3 million in gains and $0.9 million in losses on sales during 1997. Similarly, the Company realized $42.4 million in gains and $34.1 million in losses during 1996.

     MBS with an amortized cost of $25.93 billion and a fair value of $26.10 billion at December 31, 1998 were pledged to secure public deposits, reverse repurchase agreements, other borrowings, interest rate exchange agreements, and access to the Federal Reserve discount window.

     In connection with the Great Western Merger, the Company reclassified certain MBS from available for sale to held to maturity. The unrealized pretax gain at the time of the reclassification of $102.7 million was retained in equity and is being amortized over the life of the related securities. At December 31, 1998 and 1997, the unamortized pretax gain, included as a component of accumulated other comprehensive income, was $73.0 million and $99.4 million.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 5: LOANS

     Loans consisted of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------    -----------
                                                             (DOLLARS IN THOUSANDS)
SFR......................................................  $ 81,101,706    $72,160,696
SFR construction.........................................     1,020,082        877,449
Manufactured housing.....................................     1,088,153      1,081,193
Second mortgage and other consumer.......................     4,390,197      3,832,190
Commercial business......................................     1,129,329        838,436
Commercial real estate(1)................................    18,134,881     17,572,822
Consumer finance.........................................     2,574,398      2,309,407
Reserve for loan losses..................................    (1,067,840)    (1,047,845)
                                                           ------------    -----------
                                                           $108,370,906    $97,624,348
                                                           ============    ===========

---------------
(1) Included $221.7 million of commercial real estate construction lending at
    December 31, 1998.

     Real estate construction (including SFR construction and commercial real estate construction) and commercial business loans by maturity date were as follows:

                                                   DECEMBER 31, 1998
                             --------------------------------------------------------------
                                  REAL ESTATE
                                  CONSTRUCTION          COMMERCIAL BUSINESS
                             ----------------------    ----------------------
                               ARMS      FIXED RATE      ARMS      FIXED RATE      TOTAL
                             --------    ----------    --------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS)
Due within one year......    $539,869     $392,395     $536,902     $ 76,725     $1,545,891
After one but within five
  years..................     105,234       28,991      171,532      104,288        410,045
After five years.........       3,330      171,944      137,279      102,603        415,156
                             --------     --------     --------     --------     ----------
                             $648,433     $593,330     $845,713     $283,616     $2,371,092
                             ========     ========     ========     ========     ==========

     Nonaccrual loans totaled $938.0 million and $1.03 billion at December 31, 1998 and 1997. If interest on nonaccrual loans had been recognized, such income would have been $66.4 million in 1998, $66.2 million in 1997 and $99.4 million in 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                   DECEMBER 31,
                                                  ----------------------------------------------
                                                          1998                     1997
                                                  ---------------------    ---------------------
                                                    LOAN      ALLOCATED      LOAN      ALLOCATED
                                                   AMOUNT     RESERVES      AMOUNT     RESERVES
                                                  --------    ---------    --------    ---------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  With allocated reserves.......................  $ 30,251    $ 11,187     $ 44,660    $ 10,902
  Without allocated reserves....................    16,378          --       29,386          --
                                                  --------    --------     --------    --------
                                                    46,629      11,187       74,046      10,902
Other impaired loans:
  With allocated reserves.......................   528,379     132,522      740,394     117,420
  Without allocated reserves....................   144,210          --      170,607          --
                                                  --------    --------     --------    --------
                                                   672,589     132,522      911,001     117,420
                                                  --------    --------     --------    --------
                                                  $719,218    $143,709     $985,047    $128,322
                                                  ========    ========     ========    ========

     The average balance of impaired loans and the related interest income recognized were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Average balance of impaired loans................    $833,550    $939,346    $941,071
Interest income recognized.......................      58,831      71,822      54,469

     Loans totaling $47.70 billion and $30.14 billion at December 31, 1998 and 1997 were pledged to secure advances from FHLBs. At December 31, 1998, the Company had $2.86 billion in fixed-rate SFR loan commitments, $2.14 billion in ARM commitments, $882.3 million in SFR construction loan commitments, $627.2 million in commercial business loan commitments, $200.4 million in commercial real estate loan commitments, and $3.25 billion in undisbursed lines of credit.

     The Company had net unamortized deferred loan costs of $68.2 million at the end of 1998. At December 31, 1997, the Company had net unamortized deferred loan fees of $56.1 million. The amortization of net deferred loan fees included in interest income totaled $6.6 million in 1998, $51.3 million in 1997 and $72.0 million in 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 6: RESERVE FOR LOAN LOSSES AND RECOURSE LIABILITY

     Changes in the reserve for loan losses were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Balance, beginning of year.....................  $1,047,845    $1,066,276    $  979,010
Provision for loan losses......................     161,968       246,642       498,568
Reserves added through business combinations...     107,968        10,908        15,787
Reserves transferred to recourse liability.....     (74,409)      (24,502)           --
Loans charged off:
  SFR..........................................     (65,260)     (141,488)     (297,468)
  SFR construction.............................        (870)          (52)          (16)
  Manufactured housing, second mortgage and
     other consumer............................     (33,795)      (23,068)      (11,525)
  Commercial business..........................      (5,280)       (3,028)         (504)
  Commercial real estate.......................     (31,370)      (57,873)     (115,215)
  Consumer finance.............................     (90,123)      (79,697)      (60,520)
                                                 ----------    ----------    ----------
                                                   (226,698)     (305,206)     (485,248)
Recoveries of loans previously charged off:
  SFR..........................................      18,459        21,880        26,967
  SFR construction.............................          --            90            --
  Manufactured housing, second mortgage and
     other consumer............................       1,888         2,916         1,221
  Commercial business..........................         882           221            74
  Commercial real estate.......................      13,630        11,245        13,700
  Consumer finance.............................      16,307        17,375        16,197
                                                 ----------    ----------    ----------
                                                     51,166        53,727        58,159
                                                 ----------    ----------    ----------
Net charge offs................................    (175,532)     (251,479)     (427,089)
                                                 ----------    ----------    ----------
Balance, end of year...........................  $1,067,840    $1,047,845    $1,066,276
                                                 ==========    ==========    ==========

     In connection with the Keystone Transaction, the Company provided an additional $125.0 million in loan loss provision. This additional loan loss provision was provided principally because a number of Washington Mutual credit administration and asset management philosophies and procedures differed from those of ASB. The provision in 1996 also included $50.0 million attributable to a bulk sale of loans at GWB.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     As part of the ongoing process to determine the adequacy of the reserve for loan losses, the Company reviews the components of its loan portfolio for specific risk of principal loss. An analysis of the reserve for loan losses was as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate....................................  $  133,167    $  122,838
  Commercial business.......................................       9,690         3,277
  Builder construction......................................         852         2,207
                                                              ----------    ----------
                                                                 143,709       128,322
Unallocated reserves........................................     924,131       919,523
                                                              ----------    ----------
                                                              $1,067,840    $1,047,845
                                                              ==========    ==========
Total reserve for loan losses as a percentage of:
  Nonaccrual loans..........................................         114%          101%
  Nonperforming assets......................................          88            76
  Total loans (exclusive of the reserve for loan losses)....        0.98          1.06

     Changes in the recourse liability were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year...........................  $ 80,157    $27,940    $23,305
Transfer from reserve for loan losses................    74,409     24,502         --
Provision (recovery of reserve) for losses...........   (10,309)    27,715      4,635
                                                       --------    -------    -------
Balance, end of year.................................  $144,257    $80,157    $27,940
                                                       ========    =======    =======

NOTE 7: MORTGAGE SERVICING

     Loans serviced consisted of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Loans held in portfolio and held for sale (exclusive of
  loans
  serviced by others).......................................  $106,366,964    $ 97,004,686
Loans securitized and retained (with and without
  recourse).................................................    24,713,174      29,693,499
Loans serviced for others...................................    51,737,736      43,623,875
                                                              ------------    ------------
                                                              $182,817,874    $170,322,060
                                                              ============    ============

     As of December 31, 1998, the Company serviced 385 Government National Mortgage Association ("GNMA") loan pools with an outstanding security balance of $269.3 million. The Company did not issue any additional GNMA loan pools during 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the balance of mortgage servicing rights were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of year.........................  $311,480    $274,057    $200,054
Additions..........................................   239,570     104,898     136,445
Sales..............................................        --          --      (5,395)
Amortization of mortgage servicing rights..........   (89,260)    (64,211)    (54,263)
Impairment adjustment..............................      (495)     (3,264)     (2,784)
                                                     --------    --------    --------
Balance, end of year...............................  $461,295    $311,480    $274,057
                                                     ========    ========    ========

     Changes in the balance of short servicing were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year............................  $17,984    $20,714    $21,214
Amortization..........................................   (3,743)    (3,858)    (2,143)
Impairment adjustment.................................       --      1,128      1,643
                                                        -------    -------    -------
Balance, end of year..................................  $14,241    $17,984    $20,714
                                                        =======    =======    =======

     Changes in the valuation for impairment of mortgage servicing rights were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of year...............................  $7,439    $4,175    $1,391
Net change...............................................     495     3,264     2,784
                                                           ------    ------    ------
Balance, end of year.....................................  $7,934    $7,439    $4,175
                                                           ======    ======    ======

NOTE 8: INVESTMENT IN FHLBS

     The investment in the FHLBs of Seattle and San Francisco consisted of capital stock, at cost, totaling $2.03 billion at December 31, 1998 and $1.47 billion at December 31, 1997. The Company earned yields of 6.37% in 1998, 6.51% in 1997 and 6.52% in 1996 from its investment in FHLBs. The investment in FHLB stock is required to permit the Company to borrow from the FHLBs.

NOTE 9: FORECLOSED ASSETS

     Foreclosed assets consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure....................  $275,132     $348,951
Other repossessed assets....................................     6,722        6,038
Reserve for losses..........................................    (7,087)     (14,407)
                                                              --------     --------
                                                              $274,767     $340,582
                                                              ========     ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Foreclosed asset operations were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998        1997        1996
                                                    --------    --------    ---------
                                                         (DOLLARS IN THOUSANDS)
Loss from operations..............................  $(32,185)   $(68,975)   $ (84,953)
Gain (loss) on sale of foreclosed assets..........    24,059      11,751       (4,595)
Provision for losses..............................   (15,319)    (23,480)     (34,637)
                                                    --------    --------    ---------
                                                    $(23,445)   $(80,704)   $(124,185)
                                                    ========    ========    =========

     Changes in the reserve for losses were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year............................  $14,407    $31,642    $65,542
Provision for losses..................................   15,319     23,480     34,637
Reserves charged off, net of recoveries...............  (22,639)   (40,715)   (68,537)
                                                        -------    -------    -------
Balance, end of year..................................  $ 7,087    $14,407    $31,642
                                                        =======    =======    =======

NOTE 10: PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Furniture and equipment...................................  $   846,597    $   990,121
Buildings.................................................      714,412        751,898
Leasehold improvements....................................      350,951        344,652
Work in progress..........................................      274,835        108,638
                                                            -----------    -----------
                                                              2,186,795      2,195,309
Accumulated depreciation..................................   (1,013,536)    (1,168,891)
Land......................................................      247,903        275,406
                                                            -----------    -----------
                                                            $ 1,421,162    $ 1,301,824
                                                            ===========    ===========

     Depreciation expense for 1998, 1997 and 1996 was $145.9 million, $174.5 million and $180.7 million.

     The Company leases various branch offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2077. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $182.8 million, $186.1 million and $175.8 million in 1998, 1997 and 1996.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

                                           OPERATING LEASE                CAPITAL LEASE
                                     ---------------------------    --------------------------
                                      LAND AND     FURNITURE AND    LAND AND     FURNITURE AND
                                     BUILDINGS       EQUIPMENT      BUILDINGS      EQUIPMENT
                                     ----------    -------------    ---------    -------------
                                                      (DOLLARS IN THOUSANDS)
Year ending December 31,
  1999.............................  $  158,131       $18,464        $ 7,589        $1,666
  2000.............................     144,586        12,150          7,711         1,713
  2001.............................     130,176         7,778          7,711         1,713
  2002.............................     115,118         4,523          7,711           338
  2003.............................      99,688           423          7,583            --
Thereafter.........................     508,347         3,547         61,531            --
                                     ----------       -------        -------        ------
                                     $1,156,046       $46,885        $99,836        $5,430
                                     ==========       =======        =======        ======

NOTE 11: INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Branch acquisitions, net of amortization of $446,733 and
  $426,481..................................................  $  475,257    $529,626
Business combinations, net of amortization of $151,484 and
  $150,950 and tax benefit of $42,000.......................     534,154     107,017
Other, net of amortization of $231 and $11,010..............         255         303
                                                              ----------    --------
                                                              $1,009,666    $636,946
                                                              ==========    ========

     Intangible assets result from acquisitions accounted for as the purchase of assets and the assumption of liabilities and consist primarily of goodwill, core deposit intangibles and covenants not to compete. Intangible assets are amortized using the straight-line method over the period that is expected to be benefitted, generally from five to 25 years. In February 1998, the Company acquired Coast under the purchase accounting method, which created goodwill of $431.5 million and core deposit intangibles of $85.0 million. Intangible assets arising from business combinations were reduced by $42.0 million during 1998 as a result of a reduction in the deferred tax asset valuation allowance for net operating loss carryforwards the Company acquired in a business combination accounted for as a purchase. The average remaining amortization period at December 31, 1998 was approximately 15 years.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 12: DEPOSITS

     Deposits consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing......................................    $ 6,686,682    $ 6,535,662
  Noninterest bearing...................................      6,774,049      4,650,292
                                                            -----------    -----------
                                                             13,460,731     11,185,954
Savings accounts........................................      7,794,622      4,917,964
MMDAs...................................................     20,491,246     18,010,852
Time deposit accounts:
  Due within one year...................................     39,491,294     42,244,836
  After one but within two years........................      2,565,666      4,583,332
  After two but within three years......................        868,983      1,224,074
  After three but within four years.....................        543,117        686,931
  After four but within five years......................        193,312        483,836
  After five years......................................         83,170         91,654
                                                            -----------    -----------
                                                             43,745,542     49,314,663
                                                            -----------    -----------
                                                            $85,492,141    $83,429,433
                                                            ===========    ===========

     Time deposit accounts in amounts of $100,000 or more totaled $6.42 billion and $6.32 billion at December 31, 1998 and 1997. At December 31, 1998, $2.44 billion of these deposits mature within three months or less, $1.53 billion mature in over three to six months, $1.73 billion mature in over six months to one year, and $721.7 million mature after one year.

     Financial data pertaining to the weighted average cost of deposits were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1998     1997     1996
                                                                -----    -----    -----
Weighted average interest rate during the year..............    4.15%    4.27%    4.32%

     The weighted average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Accrued but unpaid interest on deposits included in other liabilities totaled $49.2 million and $80.0 million at December 31, 1998 and 1997.

     Interest expense on deposits was as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-bearing checking accounts...................    $   74,643    $   80,014    $   78,898
Savings accounts and MMDAs...........................       946,975       755,198       679,006
Time deposit accounts................................     2,566,397     2,810,330     3,006,271
                                                         ----------    ----------    ----------
                                                         $3,588,015    $3,645,542    $3,764,175
                                                         ==========    ==========    ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 13: FEDERAL FUNDS PURCHASED AND COMMERCIAL PAPER

     Federal funds purchased and commercial paper consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Federal funds purchased.....................................  $1,967,007    $3,374,750
Commercial paper............................................     515,823       357,532
                                                              ----------    ----------
                                                              $2,482,830    $3,732,282
                                                              ==========    ==========

     Federal funds purchased have maturities of up to 12 months, and at December 31, 1998, the average maturity was 37 days. Aristar issues commercial paper with original maturities of less than 90 days, with an average maturity at December 31, 1998 of 31 days.

     Financial data pertaining to federal funds purchased and commercial paper were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Federal funds purchased
-----------------------
Weighted average interest rate, end of year....        5.25%         5.89%         5.74%
Weighted average interest rate during the
  year.........................................        5.60          5.65          5.40
Average balance of federal funds purchased.....  $3,757,701    $2,895,380    $1,396,686
Maximum amount of federal funds purchased at
  any month end................................   6,070,029     4,845,600     2,442,000
Interest expense...............................     210,538       163,694        75,478

Commercial paper
----------------
Weighted average interest rate, end of year....        5.63%         5.99%         5.70%
Weighted average interest rate during the
  year.........................................        5.65          6.06          5.40
Average balance of commercial paper............  $  363,965    $  440,057    $  695,931
Maximum amount of commercial paper issued at
  any month end................................     515,823       694,006       967,962
Interest expense...............................      20,547        26,679        37,608

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

     Scheduled maturities or repricing of reverse repurchase agreements were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Due within 30 days........................................  $ 2,579,348    $ 3,930,069
After 30 but within 90 days...............................    6,728,226      1,846,043
After 90 but within 180 days..............................    2,447,428        840,000
After 180 days but within one year........................      889,309        667,197
After one year............................................    4,875,227      6,670,731
                                                            -----------    -----------
                                                            $17,519,538    $13,954,040
                                                            ===========    ===========

     Financial data pertaining to reverse repurchase agreements were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of year.........         5.37%          5.74%          5.51%
Weighted average interest rate during the year......         5.67           5.69           5.51
Average balance of reverse repurchase agreements....  $16,875,176    $14,792,062    $16,596,812
Maximum amount of reverse repurchase agreements at
  any month end.....................................   17,519,538     15,319,964     18,702,592
Interest expense....................................      957,514        841,114        914,992

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 15: ADVANCES FROM FHLBS

     As members of the FHLBs of San Francisco and Seattle, WMBFA, WMB and WMBfsb maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. government and its agencies. The maximum amount of credit which the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of the borrowing.

     Scheduled maturities of advances from FHLBs were as follows:

                                                    DECEMBER 31,
                             ----------------------------------------------------------
                                        1998                           1997
                             ---------------------------    ---------------------------
                                             RANGES OF                      RANGES OF
                                              INTEREST                       INTEREST
                               AMOUNT          RATES          AMOUNT          RATES
                             -----------    ------------    -----------    ------------
                                               (DOLLARS IN THOUSANDS)
Due within one year........  $20,959,305    4.97% - 8.88%   $13,877,100    4.69% - 8.50%
After one but within two
  years....................   14,730,417    4.50  - 9.34      8,621,601    5.26  - 8.53
After two but within three
  years....................    3,560,125    4.91  - 8.22      1,897,027    4.50  - 9.34
After three but within four
  years....................      101,245    3.50  - 8.22        496,738    5.68  - 8.22
After four but within five
  years....................      211,185    5.30  - 8.22         51,122    3.50  - 8.22
After five years...........      186,336    2.80  - 8.65        171,188    2.80  - 8.65
                             -----------                    -----------
                             $39,748,613                    $25,114,776
                             ===========                    ===========

     Financial data pertaining to advances from FHLBs were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of year.....         5.35%         5.78%         5.55%
Weighted average interest rate during the
  year..........................................         5.65          5.76          5.63
Average balance of advances from FHLBs..........  $30,109,943   $17,643,892   $10,801,707
Maximum amount of advances from FHLBs at any
  month end.....................................   39,748,613    25,114,776    14,629,004
Interest expense................................    1,701,312     1,016,925       608,503

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 16: OTHER BORROWINGS

     Other borrowings consisted of the following:

                                                            DECEMBER 31,
                                --------------------------------------------------------------------
                                              1998                                1997
                                --------------------------------    --------------------------------
                                                  RANGES OF                           RANGES OF
                                  AMOUNT        INTEREST RATES        AMOUNT        INTEREST RATES
                                ----------    ------------------    ----------    ------------------
Senior notes:
  Due in 1998.................  $       --                --%       $  649,903       5.00%- 8.63%
  Due in 1999.................     199,993        5.52- 7.88           199,939       5.52 - 7.88
  Due in 2000.................     549,260        5.63- 7.65           549,037       5.63 - 7.65
  Due in 2001.................     649,170        5.88- 7.75           349,762       6.75 - 7.75
  Due in 2002.................     612,897        6.30- 8.60           614,068       6.30 - 8.60
  Due in 2003.................     149,415              6.50           149,314              6.50
  Due in 2005.................     148,370              7.25           148,182              7.25
Subordinated notes:
  Due in 1998.................          --                --            99,979              8.88
  Due in 1999.................     412,975        7.50- 9.88           349,788       7.50 - 9.88
  Due in 2000.................     349,322        5.23-10.50           413,275       6.00 -10.50
  Due in 2001.................     149,825              9.88           149,764              9.88
  Due in 2004.................     248,433        6.50- 7.88           250,000       6.50 - 7.88
Trust preferred securities(1):
  Due in 2025.................      97,960              8.25            97,330              8.25
  Due in 2026.................     148,636              8.36           148,464              8.36
  Due in 2027.................     691,810        8.21- 8.38           690,753       8.21 - 8.38
Other:
  Notes payable, due in
     1998.....................          --                --         1,317,923              8.16
  Notes payable, due in
     1999.....................     570,000        5.52- 5.80           570,000       5.52 - 5.80
  Notes payable, due in
     2000.....................     250,000              5.60           250,000              5.60
  Notes payable, due in
     2006.....................      98,885              6.63            98,765              6.63
  Other.......................     122,557        5.18-17.47            79,033       5.18 -17.47
                                ----------                          ----------
                                $5,449,508                          $7,175,279
                                ==========                          ==========
---------------
(1) Inclusive of capitalized issuance costs.

     The Company is the guarantor of four separate issues of trust preferred securities, as discussed below:

     On May 31, 1997, Washington Mutual Capital I ("WMC I"), a wholly-owned subsidiary of Washington Mutual, issued $400.0 million of 8.375% Subordinated Capital Income Securities. In connection with WMC I's issuance of these securities, Washington Mutual issued to WMC I $412.4 million principal amount of its 8.375% Junior Subordinated Debentures, due 2027 (the "subordinated debentures"). The sole assets of WMC I are and will be the subordinated debentures.

     On January 27, 1997, Great Western Financial Trust II ("GWFT II"), a wholly-owned subsidiary of Great Western, issued $300.0 million of 8.206% Trust Originated Preferred Securities. In connection with GWFT II's issuance of these securities, Great Western issued to GWFT II $309.3 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes due 2027"). The sole assets of GWFT II are and will be the subordinated notes due 2027.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     In December 1996, Ahmanson Trust I (the "capital trust"), a wholly-owned subsidiary of Ahmanson, issued $150.0 million of 8.36% Company-obligated mandatorily redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of Ahmanson. In connection with the capital trust's issuance of these securities, Ahmanson issued to the capital trust $154.6 million principal amount of its 8.36% subordinated notes, due December 2026 (the "subordinated notes due 2026"). The sole assets of the capital trust are and will be the subordinated notes due 2026.

     In December 1995, Great Western Financial Trust I ("GWFT I"), a wholly-owned subsidiary of Great Western, issued $100.0 million of 8.25% Trust Originated Preferred Securities. In connection with GWFT I's issuance of these securities, Great Western issued to GWFT I $103.1 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes due 2025"). The sole assets of GWFT I are and will be the subordinated notes due 2025.

     Obligations of Great Western and Ahmanson under the above described arrangements were assumed by the Company. Washington Mutual's obligations under these and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the obligations specified above.

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

     Financial data pertaining to trust preferred securities were as follows:

                                                                 DECEMBER 31, 1998 AND 1997
                            -----------------------------------------------------------------------------------------------------
                             AGGREGATE
                            LIQUIDATION    AGGREGATE    AGGREGATE                PER
                             AMOUNT OF    LIQUIDATION   PRINCIPAL    STATED     ANNUM
                               TRUST       AMOUNT OF     AMOUNT     MATURITY   INTEREST
                             PREFERRED      COMMON         OF          OF      RATE OF         EXTENSION           REDEMPTION
      NAME OF TRUST         SECURITIES    SECURITIES      NOTES      NOTES      NOTES           PERIOD               OPTION
      -------------         -----------   -----------   ---------   --------   --------   -------------------   -----------------
                                                                   (DOLLARS IN THOUSANDS)
Great Western Financial
  Trust I.................   $100,000       $ 3,093     $103,093      2025      8.250%      20 consecutive         On or after
                                                                                               quarters         December 31, 2000
Great Western Financial
  Trust II................    300,000         9,279      309,279      2027      8.206       Ten consecutive        On or after
                                                                                          semi-annual periods   February 1, 2007
Washington Mutual
  Capital I...............    400,000        12,371      412,371      2027      8.375       Ten consecutive        On or after
                                                                                          semi-annual periods     June 1, 2007
Ahmanson Trust I..........    150,000         4,640      154,640      2026      8.360       Ten consecutive        On or after
                                                                                          semi-annual periods   December 1, 2026
                             --------       -------     --------
                             $950,000       $29,383     $979,383                8.306
                             ========       =======     ========

     At December 31, 1998 and 1997, the Company had outstanding and unused secured lines of credit totaling $150.0 million and $86.0 million with the Federal Reserve Bank to cover overdrafts.

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

     As of December 31, 1998 and 1997, the Company had entered into five other credit agreements with various parties permitting aggregate borrowing up to $986.0 million. The two largest of these agreements were a $550.0 million revolving credit facility with Bank of Montreal and Chase to back Aristar's commercial paper

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES program and a $428.0 million letter of credit with the FHLB of San Francisco to provide credit enhancement on certain of the Company's private issue MBS.

     As of December 31, 1998 and 1997, there were no outstanding borrowings under these facilities.

NOTE 17: INCOME TAXES

     Income taxes (benefits) from continuing operations consisted of the following:

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            ----------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Current:
  Federal...............................    $  865,875    $585,503    $ 81,852
  State and local.......................       182,935     125,978      44,918
  Payments in lieu......................        34,960      17,018      25,187
                                            ----------    --------    --------
                                             1,083,770     728,499     151,957
Deferred:
  Federal...............................      (324,623)    (70,358)    130,048
  State and local.......................       (43,206)     (5,204)    (80,298)
  Payments in lieu......................       166,584         214          --
                                            ----------    --------    --------
                                              (201,245)    (75,348)     49,750
                                            ----------    --------    --------
                                            $  882,525    $653,151    $201,707
                                            ==========    ========    ========

     Income taxes (benefits) were allocated as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1998        1997        1996
                                            --------    --------    ---------
                                                 (DOLLARS IN THOUSANDS)
Continuing operations.....................  $882,525    $653,151    $ 201,707
Stockholders' equity......................   (50,982)    (36,733)    (101,059)
Intangible assets.........................   (41,716)         --           --
Other assets or liabilities...............        --          --          (25)
                                            --------    --------    ---------
                                            $789,827    $616,418    $ 100,623
                                            ========    ========    =========

     Provisions of the Small Business Job Protection Act of 1996 (the "Job Protection Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows for bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

     The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.01 billion at December 31, 1998. Due to the indefinite nature of the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

     During 1998, the Company completed a settlement with the Internal Revenue Service (the "Service") for Great Western for 1987 and 1986, and Washington Mutual for 1993 and 1992. The Service is currently examining Great Western for 1988 through 1992 and Washington Mutual for 1994 through 1997. The Service is in the process of finalizing the Ahmanson 1990 through 1993 examination and has referred one issue to the Service's National Office for Technical Advice. The Service's National Office has notified the Company that they are tentatively issuing an adverse ruling. The Company has not recorded any benefit with respect to this issue. No additional adjustments were required as of December 31, 1998, from the above examinations.

     The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             1998             1997
                                                          -----------      -----------
                                                             (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $   579,330      $   800,669
  Provision for losses on loans and foreclosed assets...      401,204          330,306
  Merger costs..........................................      339,490          187,565
  Compensation differences..............................      105,868           73,652
  State and local taxes.................................       54,082           62,240
  Investment in subsidiaries............................       47,090           48,054
  Recurring liabilities.................................       30,243           14,366
  Purchase accounting differences.......................       23,282           29,410
  Delinquent accrued interest...........................       18,006            1,603
  Basis differences on REI and partnerships.............        3,293           16,165
  Other.................................................        8,759               --
                                                          -----------      -----------
                                                            1,610,647        1,564,030
Payments in lieu........................................     (230,485)         (89,213)
Valuation allowance.....................................     (188,690)        (615,491)
                                                          -----------      -----------
  Deferred tax asset, net of payments in lieu and
     valuation allowance................................    1,191,472          859,326
Deferred tax liabilities:
  Loan fees.............................................     (445,752)        (440,353)
  Stock dividends from FHLBs............................     (384,460)        (322,893)
  Basis difference on premises and equipment............     (103,030)        (124,338)
  Gain on loan sales....................................      (88,726)         (44,828)
  Unrealized gains on securities........................      (62,051)         (70,598)
  Financing leases......................................      (59,820)         (65,949)
  Recurring liabilities.................................       (7,213)         (54,035)
  Other.................................................           --          (22,595)
                                                          -----------      -----------
                                                           (1,151,052)      (1,145,589)
                                                          -----------      -----------
Net deferred tax asset (liability)......................  $    40,420      $  (286,263)
                                                          ===========      ===========

     The Company establishes a valuation allowance for deferred tax assets when it is not determined that those assets are more likely than not to be realized. The valuation allowance of $188.7 million at December 31, 1998 and $615.5 million at December 31, 1997 relate primarily to net operating losses that are limited by Internal Revenue Code Section 382 as a result of the Keystone Transaction.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     As a result of the Keystone Transaction, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FRF"), which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to ASB's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the FRF. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "FSLIC taxable income," which is then offset by utilizable net operating losses to compute the benefit due to the FRF.

     The decrease in the valuation allowance of $426.8 million and the increased payments in lieu liability during the year ended December 31, 1998 was due primarily to a one-time favorable adjustment in the Company's deferred tax asset attributable to the Keystone Transaction.

     Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

                                                                 DECEMBER 31, 1998
                                                              -----------------------
                                                               FEDERAL       STATE
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Expiring in:
  2000......................................................  $       --   $  103,522
  2001......................................................          --      599,241
  2002......................................................       7,243      577,803
  2003......................................................     707,797           --
  2004......................................................     243,000           --
  2005......................................................     243,000           --
  2008......................................................      16,203           --
  2009......................................................       6,543           --
  2010......................................................      24,251           --
  2011......................................................       1,011           --
  2012......................................................         327           --
                                                              ----------   ----------
                                                              $1,249,375   $1,280,566
                                                              ==========   ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                     1998                    1997                    1996
                                            ----------------------   ---------------------   ---------------------
                                                           AS A                    AS A                    AS A
                                                        PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                        OF PRETAX               OF PRETAX               OF PRETAX
                                             AMOUNT       INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                            ---------   ----------   --------   ----------   --------   ----------
                                                                    (DOLLARS IN THOUSANDS)
    Income taxes computed at statutory
      rates...............................  $ 829,310      35.00%    $538,374     35.00%     $206,707     35.00%
    Tax effect of:
      Payments in lieu....................    201,544       8.51       17,232      1.12        25,187      4.26
      State income tax, net of federal tax
        benefit...........................     95,470       4.03       76,096      4.95       (30,014)    (5.08)
      Restructuring adjustments...........     33,728       1.42       68,276      4.44         9,321      1.58
      Amortization of goodwill and other
        intangible assets.................     12,990          *        9,649         *         7,865      1.33
      Valuation allowance change from
        prior year........................   (258,176)    (10.90)     (24,860)    (1.62)      (21,382)    (3.62)
      Basis difference in subsidiary......    (19,414)         *           --        --            --        --
      Sale of stock of subsidiary.........     (4,165)         *       (7,000)        *            --        --
      Tax-exempt income...................     (2,650)         *       (1,971)        *        (2,309)        *
      Life insurance......................     (2,639)         *       (2,009)        *          (618)        *
      Dividends received deduction........     (2,361)         *       (3,241)        *        (2,460)        *
      Tax credits.........................     (1,203)         *       (9,600)        *            --        --
      Reduction of liabilities from prior
        periods...........................         --         --       (2,900)        *        (1,000)        *
      Rate change.........................         --         --           --        --         7,158      1.21
      Other...............................         91          *       (4,895)        *         3,252         *
                                            ---------                --------                --------
          Income taxes included in the
             Consolidated Statements of
             Income.......................  $ 882,525      37.25     $653,151     42.46      $201,707     34.15
                                            =========                ========                ========
---------------
* Less than 1%.

NOTE 18: CONTINGENCIES

     The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

     As part of the administration and oversight of the Assistance Agreement and other agreements among ASB, certain of its affiliates and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

     At December 31, 1998, Washington Mutual (as successor to Coast) had letters of credit outstanding aggregating $235.8 million, which are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in these letters of credit is essentially the same as that involved in making real estate loans. The letters of credit generally expire from one to ten years after the date of issuance.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 19: STOCKHOLDERS' EQUITY

  Common Stock

     Changes in common stock outstanding were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
                                                        (NUMBER OF SHARES IN THOUSANDS)
Shares issued, beginning of year......................  589,790     576,179     563,762
Common stock issued through employee stock plans......    4,150      14,943       4,370
Common stock issued under dividend reinvestment
  plan................................................        8          30         138
Treasury shares retired...............................     (539)     (1,362)     (9,234)
Conversion of preferred stock.........................       --          --      16,622
Immaterial business combinations accounted for as
  poolings of interests...............................       --          --         521
                                                        -------     -------     -------
Shares issued, end of year............................  593,409     589,790     576,179
Treasury shares, end of year(1).......................       --     (46,948)    (29,216)
                                                        -------     -------     -------
Shares outstanding, end of year.......................  593,409     542,842     546,963
                                                        =======     =======     =======
---------------
(1) Beginning in October 1995, Ahmanson commenced a program to repurchase its own common stock and had purchased a total of 27,986,575 shares (or
    47,017,446 equivalent common shares of WMI, based on a conversion rate of
    1.68 shares of WMI common stock for each share of Ahmanson common stock)
    before the program was discontinued in February 1998. The shares were recorded as common stock in treasury. Prior to its merger with Washington
    Mutual, Ahmanson reissued substantially all the shares for purposes of the conversion of Ahmanson's 6.00% Cumulative Convertible Preferred Stock,
    Series D, the Coast Acquisition, and employee stock option exercises. The residual amount of treasury shares was retired upon the merger with
    Washington Mutual, and no treasury shares remained at December 31, 1998.

     Cash dividends paid per share were as follows(1):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Fourth quarter...........................................  $0.220    $0.187    $0.160
Third quarter............................................   0.207     0.180     0.153
Second quarter...........................................   0.200     0.173     0.147
First quarter............................................   0.193     0.167     0.140

---------------
(1) These dividends have not been restated to reflect pooling combinations.

     Prior to the business combination with Washington Mutual, acquired companies paid total common cash dividends of $69.6 million, $154.6 million and $288.3 million in 1998, 1997 and 1996.

     In addition to being influenced by legal, regulatory and economic restrictions, WMI's ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to WMI. These subsidiaries are subject to legal, regulatory and debt covenant restrictions on their ability to pay dividends.

     Retained earnings of the Company at December 31, 1998 included a pre-1988 thrift bad debt reserve for tax purposes of $2.01 billion for which no federal income taxes had been provided. In the future, if this thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the thrift subsidiaries no longer qualifies as either a bank or a qualified thrift lender, the Company will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiary's pre-1988 thrift bad debt reserve.

     In 1990, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on October 31, 1990. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The plan was not adopted in response to any specific effort to acquire control of the Company.

     See -- "Note 18: Contingencies" for discussion of the 12,000,000 shares of common stock held in escrow.

  Preferred Stock

     There was no preferred stock (10,000,000 shares authorized without regard to merged companies) issued or outstanding at December 31, 1998. Preferred stock at December 31, 1997 consisted of the following:

                                                                DECEMBER 31, 1997
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Nonconvertible:
  7.60% Noncumulative Perpetual Preferred Stock, Series E,
     1,970,000 shares outstanding; liquidation preference
     $49,250................................................         $ 49,250
  8.40% Preferred Stock, Series C, 780,000 shares
     outstanding; liquidation preference $195,000...........          195,000
  9.12% Noncumulative Perpetual Preferred Stock, Series C,
     2,752,500 shares outstanding; liquidation preference
     $68,813................................................           68,813
                                                                     --------
                                                                      313,063
Convertible:
  6.00% Cumulative Convertible Preferred Stock, Series D,
     568,398 shares outstanding; liquidation preference
     $284,199...............................................          284,199
                                                                     --------
                                                                     $597,262
                                                                     ========

     In 1993, the Company issued 2,000,000 shares of 7.60% Noncumulative Perpetual Preferred Stock, Series E ("Series E Preferred Stock"), at $25.00 per share for net proceeds of $48.2 million. The Series E Preferred Stock had a liquidation preference of $25.00 per share plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Washington Mutual's Board of Directors, were at an annual rate of $1.90 per share. Dividends were declared and paid in all quarters from issuance to redemption. In November 1995, the Company purchased and retired 30,000 shares of the Series E Preferred Stock. The Company redeemed the remaining Series E Preferred Stock on September 16, 1998, at the redemption price of $25.00 per share plus unpaid dividends, for the then current dividend period up to the date fixed for redemption.

     In 1993, Ahmanson issued 575,000 shares of 6.00% Cumulative Convertible Preferred Stock, Series D ("Series D Convertible Preferred Stock") and received net proceeds of $280.7 million. The Series D Convertible Preferred Stock was convertible into 11,814,238 million shares of Ahmanson's common stock at a rate of $24.335 per share of common stock. Dividends, if and when declared by Ahmanson's Board of Directors, were at an annual rate of $30.00 per share. Dividends were declared and paid in all quarters from issuance to redemption or conversion. On or before August 24, 1998, substantially all of these shares were converted to Ahmanson common stock.

     In 1993, Ahmanson issued 780,000 shares of 8.40% Preferred Stock, Series C ("Series C Preferred Stock-Ahmanson") and received net proceeds of $188.4 million. The Series C Preferred Stock-Ahmanson had a liquidation preference of $195.0 million plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Ahmanson's Board of Directors, were at an annual rate of $21.00 per share. Dividends were declared and paid in all quarters from issuance to redemption. On March 2, 1998, Ahmanson redeemed at par the entire $195.0 million of Series C Preferred Stock-Ahmanson.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     In 1992, the Company issued 2,800,000 shares of 9.12% Noncumulative Perpetual Preferred Stock, Series C ("Series C Preferred Stock"), at $25.00 per share for net proceeds of $67.4 million. The Series C Preferred Stock had a liquidation preference of $25.00 per share plus dividends accrued and unpaid for the then current dividend period. Dividends were at an annual rate of $2.28 per share. Dividends were declared and paid in all quarters from issuance to redemption. In November 1995, the Company purchased and retired 47,500 shares of the Series C Preferred Stock. The Company redeemed the remaining Series C Preferred Stock on January 1, 1998, at the redemption price of $25.00 per share plus unpaid dividends, for the then current dividend period up to the date fixed for redemption.

     In 1992, Great Western issued 6,600,000 depository shares, each representing a one-tenth interest in a share of 8.30% Cumulative Preferred Stock ("Cumulative Preferred Stock"). The Cumulative Preferred Stock had a liquidation value of $250.00 per share. Each share of Cumulative Preferred Stock was redeemable at the option of the Company on or after November 1, 1997, at $250.00 per share, plus accrued and unpaid dividends. Dividends were cumulative from the date of issue and were payable quarterly. Dividends were declared and paid in all quarters from issuance to redemption. On July 1, 1997, in connection with the Great Western Merger, each outstanding share of Cumulative Preferred Stock was converted into one share of WMI 8.30% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The terms, preferences, limitations, privileges and rights of the Series F Preferred Stock were substantially identical to those of the Cumulative Preferred Stock. As in the case of the Cumulative Preferred Stock, each share of Series F Preferred Stock was represented by depository shares (the "New Washington Mutual Depository Shares"), each representing a one-tenth interest in a share of the Series F Preferred Stock. The Company redeemed the Series F Preferred Stock on November 1, 1997.

     In 1992, the Company issued 1,400,000 shares of $6.00 Noncumulative Convertible Perpetual Preferred Stock, Series D ("Series D Preferred Stock"), at $100.00 per share for net proceeds of $136.4 million. The Series D Preferred Stock had a liquidation preference of $100.00 per share plus dividends accrued and unpaid for the then current dividend period. The Series D Preferred Stock was convertible at a rate of 5.8063 shares of common stock per share of Series D Preferred Stock. Dividends were at an annual rate of $6.00 per share. Dividends were declared and paid in all quarters from issuance to redemption or conversion. Prior to December 31, 1996, substantially all of the Series D Preferred Stock was converted into shares of common stock and the Company redeemed the remaining shares.

     In 1991, Ahmanson issued 3,500,000 shares of 9.60% Preferred Stock, Series B ("Series B Preferred Stock") and received net proceeds of $169.1 million. The Series B Preferred Stock had a liquidation preference of $175.0 million plus dividends accrued and unpaid for the then current dividend period. Dividends, if and when declared by Ahmanson's Board of Directors, were at an annual rate of $4.80 per share. Dividends were declared and paid in all quarters from issuance to redemption. On September 3, 1996, Ahmanson redeemed at par the entire $175.0 million of Series B Preferred Stock.

     In 1991, Great Western issued 2,587,500 depository shares, each representing a one-fifth interest in a share of 8.75% Cumulative Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock had a liquidation value of $250.00 per share. The Convertible Preferred Stock was redeemable prior to May 1, 1996. Each share of Convertible Preferred Stock was redeemable at the option of Great Western, in whole or in part, at prices declining to $250.00 per share on or after May 1, 2001, from $260.94 per share on or after May 1, 1996, plus accrued and unpaid dividends. Each share of Convertible Preferred Stock was convertible at the option of the holder into shares of Great Western common stock at a conversion price of $20.40 per share of Great Western common stock, subject to adjustment in certain events. Dividends were cumulative from the date of issue and were payable quarterly. In September 1996, substantially all of the depository shares were converted to approximately 6,295,556 shares of Great Western common stock.

     In 1988, a subsidiary of Keystone Holdings issued $80.0 million of Cumulative Redeemable Preferred Stock. The Cumulative Redeemable Preferred Stock was presented as a minority interest in the Company's

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements. The Cumulative Redeemable Preferred Stock was redeemed on December 20, 1996.

NOTE 20: EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share ("EPS"). The statement simplified the standards for computing EPS and made them comparable with international EPS standards. It replaced the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This statement required restatement of all prior periods.

     Information used to calculate EPS was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1998              1997              1996
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income
----------
Net income..................................    $1,486,932          $885,118          $375,358
Accumulated dividends on preferred
  stock.....................................       (15,942)          (55,031)          (83,635)
                                               -----------       -----------       -----------
Net income attributable to common stock.....     1,470,990           830,087           291,723
Accumulated dividends on convertible
  preferred stock...........................         9,269            17,219                --
                                               -----------       -----------       -----------
Diluted net income attributable to common
  stock.....................................    $1,480,259          $847,306          $291,723
                                               ===========       ===========       ===========
Weighted average shares
-----------------------
Basic weighted average number of common
  shares outstanding........................   564,420,541       532,412,178       535,206,458
Dilutive effect of outstanding common stock
  equivalents...............................    14,141,764        24,346,845         3,851,646
                                               -----------       -----------       -----------
Diluted weighted average number of common
  shares outstanding........................   578,562,305       556,759,023       539,058,104
                                               ===========       ===========       ===========
Net income per common share
---------------------------
Basic.......................................         $2.61             $1.56             $0.55
Diluted.....................................          2.56              1.52              0.54

     Options to purchase 1,626,750 million shares of common stock at a weighted average exercise price of $44.92 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock during the period. Additionally, as part of the Keystone Transaction, 12,000,000 shares of common stock, with an assigned value of $27.7417 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees. The conditions upon which these shares are contingently issuable are not based on earnings or market price. The contingencies had not occurred at December 31, 1998, and therefore, the contingently issuable shares have not been included in the above computations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 21: REGULATORY CAPITAL REQUIREMENTS

     WMI is not subject to any regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements. The Company also owns a small industrial bank that is subject to FDIC capital requirements.

     The capital adequacy requirements are quantitative measures established by regulation that require WMBFA, WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC requires WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires WMBFA and WMBfsb to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its ratio of Tier 1 capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.

     In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a Tier 1 capital ratio of not less than 4.00%.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company's depository institutions to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institution including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for capital adequacy purposes and the minimum amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

                                                               DECEMBER 31, 1998
                                          ------------------------------------------------------------
                                                                                      MINIMUM TO BE
                                                                                      CATEGORIZED AS
                                                                    MINIMUM          WELL CAPITALIZED
                                                                  FOR CAPITAL          UNDER PROMPT
                                                                    ADEQUACY        CORRECTIVE ACTION
                                                ACTUAL            PURPOSES(1)           PROVISIONS
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          ----------   -----   ----------   -----   ----------   -----
                                                             (DOLLARS IN THOUSANDS)
WMBFA(2)
--------
Total capital to risk-weighted assets...  $8,771,315   12.11%  $5,793,557   8.00%   $7,241,946   10.00%
Tier 1 capital to risk-weighted
  assets................................   7,404,210   10.22         n.a.   n.a.     4,345,168    6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   7,404,210    5.76    3,858,195   3.00     6,430,325    5.00
Tangible capital to tangible assets.....   7,401,708    5.76    1,929,060   1.50          n.a.    n.a.
WMB
---
Total capital to risk-weighted assets...   1,939,187   11.47    1,352,948   8.00     1,691,185   10.00
Tier 1 capital to risk-weighted
  assets................................   1,790,565   10.59      676,474   4.00     1,014,711    6.00
Tier 1 capital to average assets
  (leverage)............................   1,790,565    5.90    1,212,989   4.00     1,516,236    5.00
WMBfsb
------
Total capital to risk-weighted assets...      87,356   13.35       52,367   8.00        65,459   10.00
Tier 1 capital to risk-weighted
  assets................................      79,124   12.09         n.a.   n.a.        39,275    6.00
Tier 1 capital to adjusted total assets
  (leverage)............................      79,124    7.37       32,222   3.00        53,703    5.00
Tangible capital to tangible assets.....      79,124    7.37       16,111   1.50          n.a.    n.a.


---------------
(1) Regulatory requirements listed in this column are not the same as capital adequacy requirements under prompt corrective action provisions.

(2) On October 3, 1998, Home Savings merged with and into WMBFA. The regulatory capital information for
    WMBFA reflected this merger.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 1997
                                          ------------------------------------------------------------
                                                                                      MINIMUM TO BE
                                                                                      CATEGORIZED AS
                                                                    MINIMUM          WELL CAPITALIZED
                                                                  FOR CAPITAL          UNDER PROMPT
                                                                    ADEQUACY        CORRECTIVE ACTION
                                                ACTUAL            PURPOSES(1)           PROVISIONS
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          ----------   -----   ----------   -----   ----------   -----
                                                             (DOLLARS IN THOUSANDS)
WMBFA
-----
Total capital to risk-weighted assets...  $4,497,262   11.11%  $3,242,490   8.00%   $4,050,336   10.00%
Tier 1 capital to risk-weighted
  assets................................   3,865,394    9.54         n.a.   n.a.     2,434,644    6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   3,865,394    5.78    2,007,736   3.00     3,346,226    5.00
Tangible capital to tangible assets.....   3,865,394    5.78    1,003,868   1.50          n.a.    n.a.
Home Savings(2)
---------------
Total capital to risk-weighted assets...   3,494,471   11.80    2,365,610   8.00     2,960,452   10.00
Tier 1 capital to risk-weighted
  assets................................   2,706,337    9.14         n.a.   n.a.     1,776,271    6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   2,706,337    5.87    1,383,251   3.00     2,305,419    5.00
Tangible capital to tangible assets.....   2,703,074    5.86      691,577   1.50          n.a.    n.a.
WMB
---
Total capital to risk-weighted assets...   1,605,745   10.93    1,175,592   8.00     1,469,490   10.00
Tier 1 capital to risk-weighted
  assets................................   1,488,610   10.13      587,796   4.00       881,694    6.00
Tier 1 capital to average assets
  (leverage)............................   1,488,610    5.86    1,015,372   4.00     1,269,216    5.00
WMBfsb
------
Total capital to risk-weighted assets...      77,813   11.95       52,077   8.00        65,096   10.00
Tier 1 capital to risk-weighted
  assets................................      70,535   10.84          n.a   n.a.        39,058    6.00
Tier 1 capital to adjusted total assets
  (leverage)............................      70,535    6.66       31,789   3.00        52,982    5.00
Tangible capital to tangible assets.....      70,535    6.66       15,895   1.50          n.a.    n.a.

---------------
(1) Regulatory requirements listed under this column are not the same as capital adequacy requirements under prompt corrective action provisions.

(2) On October 3, 1998, Home Savings merged with and into WMBFA.

     Management believes that WMBFA, WMB and WMBfsb individually met all capital adequacy requirements, as of December 31, 1998, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA, WMBfsb and Home Savings), the FDIC and OTS individually categorized WMBFA, WMB, WMBfsb and Home Savings as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage capital ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the well capitalized status of WMBFA, WMB, WMBfsb and Home Savings.

     Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as WMBFA and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital would not cause WMBFA or WMBfsb to cease to be well capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

NOTE 22: STOCK OPTION PLANS, EMPLOYEE STOCK PURCHASE PLAN, AND RESTRICTED STOCK PLANS

     On March 8, 1984, the Company's stockholders approved the adoption of the 1983 incentive stock option plan, providing for the award of incentive stock options or nonqualified stock options to certain officers of the Company at the discretion of the Board of Directors. On April 19, 1994, the Company's stockholders approved the adoption of the 1994 stock option plan (the "1994 Plan") in which the right to purchase common stock of WMI may be granted to officers, directors, consultants and advisers of the Company. The 1994 Plan is generally similar to the 1983 plan, which terminated according to its terms in 1993. The 1994 Plan does not affect any options granted under the 1983 plan.

     Under the 1994 Plan, on the date of the grant, the exercise price of the option must at least equal the market value per share of WMI's common stock. The 1994 Plan provides for the granting of options for a maximum of 18,000,000 common shares.

     On September 16, 1997, the Company's Board of Directors approved the adoption of a broad-based stock option plan called "WAMU Shares" as part of the Company's effort to build a unified team and to appropriately compensate its employees. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on September 1, 1997. Generally, full-time employees have an option to purchase 150 shares of WMI common stock, while part-time employees have an option to purchase 75 shares, while employees who were designated to receive options under the 1994 Plan were excluded. All grants were made using the fair market value of WMI's common stock on September 1, 1997, and all options vest on September 1, 1999. The WAMU Shares plan provides for the granting of options for a maximum of 3,300,000 common shares.

     On December 15, 1998, the Company's Board of Directors approved the adoption of a broad-based stock option plan ("WAMU Shares II") to provide a performance incentive and encourage stock ownership by employees of the Company. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on January 4, 1999. Full-time employees received an option to purchase 100 shares of WMI common stock, while part-time employees received an option to purchase 50 shares, and employees who were designated to receive options under the 1994 Plan were excluded. These employee stock options were in addition to the Company's previous broad-based stock option plan described above. Options under the WAMU Shares II plan were granted at the fair market value of WMI's common stock on December 14, 1998, and all options vest on January 4, 2001. The WAMU Shares II plan provides for the granting of options up to a maximum of 3,300,000 common shares.

     On April 26, 1988, Great Western stockholders approved the adoption of the 1988 Stock Option and Incentive Plan (the "Great Western Plan"). Options were granted at the market value of the Great Western common stock on the date of grant. The Great Western Plan consisted of two separate plans: the Key Employee Program, under which options (both incentive and nonqualified), stock appreciation rights, dividend equivalents and certain other performance and incentive awards were granted to officers, key employees and certain other individuals; and the Nonemployee Director Program, under which nonqualified options were granted to nonemployee directors under certain circumstances. Options may be exercised either by payment of cash, or the optionee may deliver WMI common stock of an equivalent market value at the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES date of exercise. As of July 1, 1997, this plan was amended to eliminate further grants. At the close of the Great Western Merger, these options became fully vested.

     On May 21, 1985, Ahmanson stockholders approved the adoption of the 1984 Stock Incentive Plan (the "1984 Ahmanson Stock Plan"). The 1984 Ahmanson Stock Plan provided for the issuance of incentive and nonqualified stock options, stock appreciation rights, and restricted stock awards to certain officers and employees at the discretion of Ahmanson's Board of Directors. On May 9, 1989, Ahmanson stockholders approved the adoption of the 1988 Directors' Stock Incentive Plan (the "1988 Ahmanson Directors' Stock Plan"). The 1988 Ahmanson Directors' Stock Plan provided for the issuance of nonqualified stock options to nonemployee directors. On May 10, 1994, Ahmanson stockholders approved the adoption of the 1993 Stock Incentive Plan (the "1993 Ahmanson Stock Plan"). The 1993 Ahmanson Stock Plan provided for the issuance of stock bonuses, incentive and nonqualified stock options, stock appreciation rights, and restricted stock awards to certain officers, employees and directors at the discretion of Ahmanson's Board of Directors. On May 13, 1996, Ahmanson stockholders approved the adoption of the 1996 Nonemployee Directors' Stock Incentive Plan (the "1996 Ahmanson Directors' Stock Plan"). The 1996 Ahmanson Directors' Stock Plan provided for the issuance of nonqualified stock options to nonemployee directors. Upon the close of the Ahmanson Merger, all options vested and restrictions on awards lapsed.

     Stock options under all stock plans were generally exercisable on a phased-in schedule over two to five years, depending upon the terms of the grant, and expire three to ten years from the grant date. At December 31, 1998, options to purchase 7,728,919 shares were fully exercisable.

     Stock options granted, exercised, or forfeited were as follows:

                                                                       WEIGHTED          WEIGHTED AVERAGE
                                                                        AVERAGE        FAIR VALUE PER SHARE
                                                     NUMBER OF     EXERCISE PRICE OF      OF OPTIONS AT
                                                   OPTION SHARES     OPTION SHARES        DATE OF GRANT
                                                   -------------   -----------------   --------------------
Balance, December 31, 1995.......................    16,513,987         $11.64
Granted in 1996..................................     9,054,389          19.38                $ 6.98
Exercised in 1996................................    (3,426,237)         11.44
Forfeited in 1996................................      (500,330)         13.02
                                                    -----------
Balance, December 31, 1996.......................    21,641,809          14.87
Granted in 1997..................................     6,456,190          37.06                 10.25
Exercised in 1997................................   (14,262,878)         14.89
Forfeited in 1997................................      (343,758)         15.52
                                                    -----------
Balance, December 31, 1997.......................    13,491,363          25.46
Granted in 1998..................................     3,486,639          32.94                  7.83
Exercised in 1998................................    (3,359,459)         13.93
Forfeited in 1998................................      (339,316)         34.52
                                                    -----------
Balance, December 31, 1998.......................    13,279,227          30.11
                                                    ===========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to outstanding stock options were as follows:

                                      DECEMBER 31, 1998
----------------------------------------------------------------------------------------------
                              WEIGHTED        WEIGHTED                       WEIGHTED AVERAGE
                 NUMBER OF     AVERAGE        AVERAGE          NUMBER OF     EXERCISE PRICE OF
   RANGES OF       OPTION     REMAINING    EXERCISE PRICE     EXERCISABLE       EXERCISABLE
EXERCISE PRICES    SHARES       YEARS     OF OPTION SHARES   OPTION SHARES     OPTION SHARES
---------------  ----------   ---------   ----------------   -------------   -----------------
$ 5.02 - $10.97   1,012,869      3.8           $ 8.45          1,012,869          $ 8.45
 11.20 -  20.00   2,393,702      6.2            15.63          2,226,930           15.41
 21.00 -  30.49   1,855,478      8.0            25.34          1,575,350           24.81
 31.67 -  39.94   6,285,714      7.1            36.39          2,279,555           38.28
 42.83 -  49.88   1,731,464      9.0            45.10            634,215           45.43
                 ----------                                    ---------
                 13,279,227                     30.11          7,728,919           25.62
                 ==========                                    =========

     Under the terms of the Company's Employee Stock Purchase Plan ("ESPP"), an employee may purchase WMI common stock at a 15% discount without paying brokerage fees or commissions on purchases. The Company pays for the program's administrative expenses. The plan is open to all employees who are at least 18 years old, have completed at least one year of service, and work at least 20 hours per week. Participation can be by either payroll deduction or lump sum payments with a maximum annual contribution of 10% of each employee's previous year's eligible cash compensation. Under the ESPP, dividends are automatically reinvested.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. The statement requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) application of its fair value recognition provisions. SFAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans and its ESPP. Had compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123,

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                       YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                              1998             1997               1996
                                          ------------     ------------      -------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income attributable to common stock
---------------------------------------
Basic:
  As reported...........................   $1,470,990         $830,087          $291,723
  Pro forma.............................    1,446,139          792,311           282,589
Diluted:
  As reported...........................    1,480,259          847,306           291,723
  Pro forma.............................    1,455,408          809,530           282,589

Net income per common share
---------------------------
Basic:
  As reported...........................        $2.61            $1.56             $0.55
  Pro forma.............................         2.56             1.49              0.53
Diluted:
  As reported...........................         2.56             1.52              0.54
  Pro forma.............................         2.52             1.45              0.52

     The compensation expense included in the pro forma net income attributable to common stock is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

     The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: annual dividend yield of 2.68% for 1998, 2.67% for 1997 and 2.50% for 1996; expected volatility of 27.71% for 1998, 27.37% for 1997 and 23.99% for 1996; risk free interest rate of 5.44% for 1998, 6.01% for 1997 and 5.78% for 1996; and expected life of five years for 1998, 1997 and 1996.

     The Company maintains a restricted stock plan for the benefit of directors, key officers, loan officers and investment representatives. Under the plan, the Company granted 203,904, 331,936, and 644,163 shares of restricted stock in 1998, 1997, and 1996. Upon grant, shares are issued to a trustee and are released to recipients when the restrictions lapse. The restrictions are based upon either a continuous service or performance requirement. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares as of December 31, 1998 was $18.8 million.

     Great Western and Ahmanson maintained restricted stock plans for key officers. As of the date of the change in control, all restrictions on these shares lapsed.

     The total compensation expense recognized for the restricted shares was $9.4 million, $3.3 million, and $5.1 million in 1998, 1997, and 1996. Restricted shares accrue dividends. All canceled or forfeited shares become available for future grants.

NOTE 23: EMPLOYEE BENEFITS PROGRAMS

  Pension Plans

     Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. The Company maintained a substantially similar plan as a result of the Great Western Merger, (the "Great Western Plan" and together with the Pension Plan, the "Pension Plans"), which was merged into the Pension Plan effective July 1, 1998. On January 1 1997, the Great Western Plan was converted from a final average pay plan to a cash balance plan, under which participants' accounts are credited with pay-related contributions and interest. The Pension Plans' assets consist primarily of listed common stocks, U.S. government obligations, asset-backed securities, corporate debt obligations, and annuity contracts.

     ASB provided a noncontributory defined benefit pension plan (the "ASB Plan"), which was terminated effective June 30, 1995. At the termination date of the ASB Plan, all participants' accrued benefits became fully vested. The net assets of the ASB Plan were allocated as prescribed by the Employee Retirement Income Security Act of 1974 and the Pension Benefit Guaranty Corporation and their related regulations. All participants received full benefits. The termination resulted in a settlement under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company recognized a gain of $1.7 million as a result of the settlement. The benefit obligation was settled in 1996.

     The Company, as successor to Ahmanson and Coast, maintains noncontributory defined benefit pension plans (the "Ahmanson Plan" and the "Coast Plan") covering eligible employees of Ahmanson or Coast who meet minimum service requirements. The benefits are generally based on years of service and the employee's average earnings in the final years of employment. Assets in the Ahmanson Plan and the Coast Plan consist primarily of listed common stocks, U.S. government obligations and corporate bonds and debentures. The Ahmanson Plan and the Coast Plan will be merged into the Company's Pension Plan on October 1, 1999.

     Changes in the benefit obligation were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of year.......................   $559,354      $489,453
Actuarial loss..............................................     51,634        63,973
Business combinations (acquisitions)........................     47,055            --
Interest cost...............................................     42,588        36,274
Service cost................................................     32,654        24,439
Benefits paid...............................................    (50,326)      (38,955)
Expenses....................................................     (1,693)       (1,740)
Amendments..................................................         --       (14,090)
                                                               --------      --------
Benefit obligation, end of year.............................   $681,266      $559,354
                                                               ========      ========

     Changes in Pension Plans' assets were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Fair value of assets, beginning of year.....................   $672,665      $613,368
Actual return on assets.....................................     78,429        99,992
Business combinations (acquisitions)........................     57,310            --
Benefits paid...............................................    (50,326)      (38,955)
Expenses....................................................     (1,693)       (1,740)
                                                               --------      --------
Fair value of assets, end of year...........................   $756,385      $672,665
                                                               ========      ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations of funded status were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Funded status...............................................  $ 75,119     $113,311
Unrecognized net loss.......................................    60,200       24,612
Unamortized prior service cost..............................   (29,189)     (33,965)
Remaining unamortized, unrecognized net obligation
  (asset)...................................................    (2,154)      (2,536)
                                                              --------     --------
Prepaid benefit cost........................................  $103,976     $101,422
                                                              ========     ========

     Net periodic expense for the Pension Plans was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Interest cost......................................  $ 42,588    $ 36,274    $ 33,915
Service cost.......................................    32,654      24,439      22,157
Expected return on assets..........................   (62,382)    (52,506)    (47,217)
Amortization of prior service cost (credit)........    (4,776)     (4,203)     (1,866)
Amortization of unrecognized transition asset......      (382)       (958)     (1,400)
                                                     --------    --------    --------
Net periodic expense...............................  $  7,702    $  3,046    $  5,589
                                                     ========    ========    ========

     Weighted average assumptions used in accounting for the Pension Plans were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Assumed discount rate.......................................  6.75%    7.25%    7.50%
Rate of compensation increase...............................  4.83     4.87     5.38
Expected return on assets...................................  9.00     9.00     9.00

  Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

     The Company, as successor to Ahmanson, Coast, and Great Western, has assumed responsibility for nonqualified, noncontributory unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers, and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans are generally based on years of service. Benefits under the outside directors' retirement plans generally are payable for a period equal to the participants' service on the Board of Directors, with a lifetime benefit payable to participants with 15 or more years of service.

     The Company, as successor to Ahmanson and Great Western, maintains unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible retired employees and dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services. During 1997, benefits provided under the Great Western plan were eliminated for current employees resulting in a $23.8 million curtailment gain. This gain was included as an offset in transaction-related expense.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the benefit obligation were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of year.....     $ 93,417          $47,975           $73,193          $ 70,227
Special termination benefits..............       10,386               --                --                --
Interest cost.............................        6,855            2,447             5,848             4,427
Actuarial loss (gain).....................        6,701             (250)            7,373               124
Business combinations (acquisitions)......        6,495               --                --                --
Service cost..............................          692              546               924             1,533
Settlements...............................       (7,714)              --                --                --
Benefits paid.............................       (7,673)          (2,779)           (5,802)           (4,536)
Curtailment loss (gain)...................       (5,032)              --            12,166           (23,800)
Amendments................................         (320)          (9,300)             (285)               --
                                               --------          -------           -------          --------
Benefit obligation, end of year...........     $103,807          $38,639           $93,417          $ 47,975
                                               ========          =======           =======          ========

     Changes in the fair value of plan assets were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Fair value of plan assets, beginning of
  year....................................      $    --           $  --            $    --          $    --
Employer contributions....................       15,707             927              6,087            2,495
Benefits paid.............................       (7,993)           (927)            (6,087)          (2,495)
Settlements...............................       (7,714)             --                 --               --
                                                -------           -----            -------          -------
Fair value of plan assets, end of year....      $    --           $  --            $    --          $    --
                                                =======           =====            =======          =======

     Reconciliations of funded status were as follows:

                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Funded status.............................     $(103,807)        $(38,639)        $(93,417)         $(47,975)
Unrecognized net loss (gain)..............        10,161           (2,507)          14,862            (2,536)
Unamortized prior service cost (credit)...           477           (8,636)           4,156                --
Remaining unamortized, unrecognized net
  obligation..............................            --           10,253            1,114            10,946
                                               ---------         --------         --------          --------
Net amount recognized.....................     $ (93,169)        $(39,529)        $(73,285)         $(39,565)
                                               =========         ========         ========          ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Amounts recognized in the Consolidated Statements of Financial Condition were as follows:

                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Accumulated other comprehensive income....     $ 10,271          $     --         $ 11,164          $     --
Intangible asset..........................          477                --            5,231                --
Accrued benefit liability.................      (70,672)          (39,529)         (71,042)          (39,565)
Accrued benefit cost......................      (33,245)               --          (18,638)               --
                                               --------          --------         --------          --------
Net amount recognized.....................     $(93,169)         $(39,529)        $(73,285)         $(39,565)
                                               ========          ========         ========          ========

     Net periodic expense for the benefit plans was as follows:

                                                              YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                     1998                               1997                               1996
                       --------------------------------   --------------------------------   --------------------------------
                        NONQUALIFIED         OTHER         NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                       DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                            PLANS           BENEFITS           PLANS           BENEFITS           PLANS           BENEFITS
                       ---------------   --------------   ---------------   --------------   ---------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Special termination
  benefits...........      $10,386           $   --           $    --           $   --           $    --           $   --
Curtailment loss.....        9,829               --                --               --                --               --
Interest cost........        6,855            2,447             5,848            4,427             5,315            5,172
Service cost.........          692              546               925            1,533             2,157            2,576
Amortization of prior
  service cost
  (credit)...........          411             (664)              992               --             2,291               --
Recognized net
  actuarial loss
  (gain).............          366             (279)            2,356             (220)           (1,943)            (580)
Settlement loss......          334               --                --               --                --               --
Amortization of
  unrecognized
  transition
  obligation.........          222              693               608              693             2,124              953
                           -------           ------           -------           ------           -------           ------
Net periodic
  expense............      $29,095           $2,743           $10,729           $6,433           $ 9,944           $8,121
                           =======           ======           =======           ======           =======           ======

     Weighted average assumptions used in accounting for the benefit plans were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------------
                                         1998                               1997                               1996
                           --------------------------------   --------------------------------   --------------------------------
                            NONQUALIFIED         OTHER         NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                           DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                PLANS           BENEFITS           PLANS           BENEFITS           PLANS           BENEFITS
                           ---------------   --------------   ---------------   --------------   ---------------   --------------
Assumed discount rate.....      6.75%             6.75%            7.29%             7.14%            7.64%             7.34%
Rate of compensation
  increase................      5.00                --             5.18                --             5.04                --

     The rate of compensation increase is not applicable to all nonqualified defined benefit plans.

     For measurement of the net periodic cost of other postretirement benefit plans, a 7.75% annual increase in the medical care trend rate was assumed for 1998, thereafter decreasing 1% per year until a stable 5.75% medical inflation rate is reached in 2000. The effect of a 1% increase or decrease in the trend rates is not significant.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Account Balance Plans

       Savings Plans. The Company sponsors a retirement savings and investment plan (the "RSIP") for all eligible employees that allows participants to make contributions by salary deduction equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. The Company's matching contributions and any profit sharing contributions made to employees vest based on years of service.

     The Company, as successor to Great Western, maintained a savings plan for substantially all eligible employees formerly of Great Western, which allowed participants to make contributions equal to 14% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Contributions to this plan were frozen at December 31, 1997 and all participants became eligible to participate in the RSIP. The Great Western savings plan was merged into the RSIP on July 1, 1998. The Company, as successor to Ahmanson and Coast, maintains a savings plan for employees formerly of Ahmanson and Coast, which allows participants to make contributions equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. The Coast savings plan was merged into the Ahmanson savings plan at the close of business on June 30, 1998.

     Contributions to savings plans were $35.6 million, $27.4 million and $28.0 million in 1998, 1997 and 1996.

       Other Account Balance Plans. The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

     The Company provides an optional deferred compensation plan for certain employees and directors. Eligible participants can defer a portion of their compensation, and the Company agrees to pay interest on the balance of funds deferred. The Company also maintains similar optional deferred compensation plans for directors and certain employees formerly with Ahmanson, Coast, Great Western and ASB. No additional compensation may be deferred under the Coast, Great Western and ASB plans. Compensation may be deferred for another two years under the Ahmanson Plan. Expense related to deferred compensation plans was $8.1 million, $7.9 million and $9.1 million in 1998, 1997 and 1996.

     The Company has purchased life insurance, primarily with two carriers, on the lives of the participants in certain nonqualified defined benefit plans and the deferred compensation plans (described above). The net cash surrender value of this life insurance, included in other assets, was $401.0 million at December 31, 1998 and $338.2 million at December 31, 1997 and net premium income related to insurance purchased was $5.0 million in 1998, $12.6 million in 1997 and $10.1 million in 1996.

     In 1990, ASB implemented a Phantom Share Plan (the "PSP") for the benefit of certain of its officers. As a result of the Keystone Transaction, the benefits under the PSP were payable, and ASB incurred an expense of $12.0 million in December 1996.

NOTE 24: INTEREST RATE RISK MANAGEMENT

     From time to time, the following strategies may be used by the Company to reduce its exposure to interest rate risk: the origination and purchase of ARMs and the purchase of adjustable-rate MBS; the sale of fixed-rate SFR loan production or fixed-rate MBS; and the use of derivative instruments, such as interest rate exchange agreements, interest rate cap agreements, and forward sales contracts.

     The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to fixed-rate loans which the Company intends to sell in the secondary market. Forward sales contracts are

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES used to sell fixed-rate loans at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of mortgage banking income. As of December 31, 1998 and 1997, the Company had $2.50 billion and $1.55 billion in forward sales contracts to hedge fixed-rate SFR loan commitments, which were expected to close, and SFR loans, which were held for sale.

     Interest rate exchange agreements, interest rate cap agreements, and forward sales contracts expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company controls the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures.

     The Company's use of derivative instruments reduces the effect that changing interest rates may have on net interest income. The Company uses such instruments to reduce the volatility of net interest income over an interest rate cycle. The Company does not invest in leveraged derivative instruments. During 1998 and 1997, the Company did not terminate any interest rate exchange agreements or interest rate cap agreements.

     Scheduled maturities of interest rate exchange agreements were as follows:

                                                                DECEMBER 31, 1998
                                        -----------------------------------------------------------------
                                         NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING     FAIR
                                          AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE      VALUE
                                        ----------   ---------------   ------------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year.................  $  500,000        5.45%            5.96%      $(2,812)   $ (2,812)
Designated against deposits and
  borrowings:
  Due within one year.................     777,600        5.26             6.54            --      (5,936)
  After one but within two years......   2,209,000        5.43             5.68            --     (15,131)
  After two but within three years....     234,600        4.76             5.48            --      (6,786)
  After three years...................       9,200        4.76             5.58            --        (516)
                                        ----------                                    -------    --------
                                        $3,730,400        5.35             5.89       $(2,812)   $(31,181)
                                        ==========                                    =======    ========

                                                                DECEMBER 31, 1997
                                         ----------------------------------------------------------------
                                          NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING    FAIR
                                           AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE      VALUE
                                         ----------   ---------------   ------------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
Designated against repurchase
  agreements:
  Due within one year..................  $   51,409        5.73%            5.71%       $  --     $   (85)
Designated against available-for-sale
  securities:
  Due within one year..................     300,000        5.83             6.05         (334)       (334)
  After one but within two years.......     500,000        5.88             5.97          116         116
Designated against loans:
  Due within one year..................      88,450        4.96             5.51           --        (146)
Designated against deposits and
  borrowings:
  Due within one year..................     506,533        5.59             6.07           --      (1,541)
  After one but within two years.......     277,600        5.45             7.94           --      (8,301)
  After two but within three years.....     259,000        6.50             5.62           --       6,534
  After three years....................     243,800        4.90             5.49           --        (101)
                                         ----------                                     -----     -------
                                         $2,226,792        5.65             6.10        $(218)    $(3,858)
                                         ==========                                     =====     =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Scheduled maturities of interest rate cap agreements were as follows:

                                                                   DECEMBER 31, 1998
                                               ----------------------------------------------------------
                                                NOTIONAL    STRIKE     SHORT-TERM      CARRYING    FAIR
                                                 AMOUNT      RATE    RECEIPT RATE(1)    VALUE      VALUE
                                               ----------   ------   ---------------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Designated against deposits and borrowings:
  Due within one year(2).....................  $1,005,750    6.98%        5.03%         $1,341    $  (314)
  After one but within two years(3)..........   2,140,000    6.00         5.30           2,716     (5,273)
  After two but within three years(4)........     154,000    7.60         5.05           1,403        167
  After three years(5).......................     384,750    8.32         4.81           3,321        269
                                               ----------                               ------    -------
                                               $3,684,500    6.57         5.17          $8,781    $(5,151)
                                               ==========                               ======    =======

---------------
(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.

(2) Included corridors of $839.8 million notional amount with a weighted average ceiling of 8.77% and collars of $150.0 million notional amount with a weighted average floor of 5.17%.

(3) Included collars of $1.88 billion notional amount with a weighted average floor of 5.01% and corridors of $112.0 million notional amount with a weighted average ceiling of 9.50%.

(4) Included corridors of $98.5 million notional amount with a weighted average ceiling of 9.48%.

(5) Included corridors of $361.3 million notional amount with a weighted average ceiling of 9.49%.

                                                             DECEMBER 31, 1997
                                          --------------------------------------------------------
                                                                  SHORT-TERM
                                           NOTIONAL     STRIKE     RECEIPT      CARRYING     FAIR
                                            AMOUNT       RATE      RATE(1)       VALUE      VALUE
                                          ----------    ------    ----------    --------    ------
                                                           (DOLLARS IN THOUSANDS)
Designated against available-for-sale
  securities:
  Due within one year(2)................  $  650,000     6.17%       5.89%      $ 1,202     $1,202
Designated against deposits and
  borrowings:
  Due within one year(3)................     565,500     7.89        5.82           380       (771)
  After one but within two years(4).....     855,750     7.16        5.33         3,505        157
  After two but within three years(5)...     265,000     8.00        5.53         1,498        106
  After three years(6)..................     538,750     8.11        5.11         6,005        710
                                          ----------                            -------     ------
                                          $2,875,000     7.34        5.53       $12,590     $1,404
                                          ==========                            =======     ======

---------------
(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.

(2) Included corridors of $550.0 million notional amount with a weighted average ceiling of 7.64% and collars of $100.0 million notional amount with a binary
    1.00% cap.

(3) Included collars of $150.0 million notional amount with a weighted average floor of 5.50% and corridors of $240.0 million notional amount with a weighted average ceiling of 9.50%.

(4) Included corridors of $839.8 million notional amount with a weighted average ceiling of 8.77%.

(5) Included corridors of $112.0 million notional amount with a weighted average ceiling of 9.50%

(6) Included corridors of $459.8 million notional amount with a weighted average ceiling of 9.49%.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Weighted average net effective cost, end of year.......        0.54%         0.45%         0.29%
Weighted average net effective cost during the year....        0.37          0.67          0.21
Monthly average notional amount of interest rate
  exchange agreements..................................  $3,042,438    $2,322,355    $3,699,703
Maximum notional amount of interest rate exchange
  agreements at any month end..........................   3,824,400     2,926,833     4,624,617
Net (benefit) included in interest on repurchase
  agreements...........................................         (31)          (17)         (176)
Net cost (benefit) included in interest on
  available-for-sale securities........................       1,894         2,637        (2,984)
Net cost included in interest on loans.................          --         2,835        15,215
Net cost (benefit) included in interest on deposits....       2,575         3,951       (14,471)
Net cost included in interest on borrowings............       6,241         5,975         9,951

     Financial data pertaining to interest rate cap agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    -----------
                                                                (DOLLARS IN THOUSANDS)
Monthly average notional amount of interest rate cap
  agreements..........................................  $3,260,115    $3,897,769    $10,433,750
Maximum notional amount of interest rate cap
  agreements at any month end.........................   3,874,500     3,965,000     12,514,500
Net cost (benefit) included in interest on
  available-for-sale securities.......................       1,033         3,612         (4,686)
Net cost included in interest on deposits.............       4,593         5,773          6,206
Net cost included in interest on borrowings...........         945            --          2,162

     Changes in interest rate exchange agreements and interest rate cap agreements were as follows:

                                                               YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------
                                                              INTEREST RATE    INTEREST RATE
                                                                EXCHANGE            CAP
                                                               AGREEMENTS       AGREEMENTS
                                                              -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Notional balance, beginning of year.........................   $2,226,792       $2,875,000
Additions...................................................    2,450,000        2,025,000
Maturities..................................................     (946,392)      (1,215,500)
                                                               ----------       ----------
Notional balance, end of year...............................   $3,730,400       $3,684,500
                                                               ==========       ==========

NOTE 25: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because an active secondary market does not exist for a portion of the Company's financial instruments, fair value estimates were based on management's judgment concerning future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, considerable judgment was required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include premises and equipment, net tax assets, REI, foreclosed assets and intangible assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 1998 and 1997:

     Cash and cash equivalents -- The carrying amount represented fair value.

     Trading securities -- Fair values were based on quoted market prices.

     Available-for-sale securities -- Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

     Held-to-maturity securities -- Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

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

     Deposits -- The fair value of checking accounts, savings accounts and MMDAs was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles were not included.

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

     Trust preferred securities -- Fair values were estimated using quoted market prices for similar securities.

     Other borrowings -- These were valued using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings.

     Derivative financial instruments -- The fair value for interest rate exchange agreements and interest rate cap agreements was determined using dealer quotations, when available, or the discounted cash flow method. The market prices for similar instruments were used to value interest rate cap agreements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Forward sales contracts designated against loans -- The fair value of forward sales contracts purchased as a hedge of fixed-rate commitments and commitments to fund real estate loans was estimated using current market prices adjusted for various risk factors and market volatility.

     Off-balance sheet loan commitments -- The fair value of loan commitments was estimated based on current levels of interest rates versus the committed interest rates. The balance shown represents the differential between committed value and fair value.

     The estimated fair value of the Company's financial instruments was as follows:

                                                             DECEMBER 31,
                                      ----------------------------------------------------------
                                                  1998                           1997
                                      ----------------------------    --------------------------
                                        CARRYING          FAIR         CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT          VALUE
                                      ------------    ------------    -----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........  $  2,756,974    $  2,756,974    $ 2,719,997    $ 2,719,997
  Trading securities................        39,068          39,068         23,364         23,364
  Available-for-sale securities.....    32,919,865      32,919,865     19,816,242     19,816,242
  Held-to-maturity securities.......    14,129,482      14,112,620     17,207,854     17,099,744
  Loans.............................   108,370,906     109,876,632     97,624,348     99,491,118
  Investment in FHLBs...............     2,030,027       2,030,027      1,471,469      1,471,469
  Mortgage servicing rights.........       461,295         481,608        311,480        364,897
Financial liabilities:
  Deposits..........................    85,492,141      85,561,818     83,429,433     83,392,959
  Federal funds purchased and
     commercial paper...............     2,482,830       2,482,742      3,732,282      3,735,519
  Reverse repurchase agreements.....    17,519,538      17,543,305     13,954,040     13,973,890
  Advances from FHLBs...............    39,748,613      39,808,157     25,114,776     25,194,996
  Trust preferred securities........       938,406       1,039,885        936,547      1,005,273
  Other borrowings..................     4,511,102       4,602,039      6,238,732      6,402,278
Derivative financial instruments(1):
  Interest rate exchange agreements:
     Designated against repurchase
       agreements...................            --              --             --            (85)
     Designated against
       available-for-sale
       securities...................        (2,812)         (2,812)          (218)          (218)
     Designated against loans.......            --              --             --           (146)
     Designated against deposits and
       borrowings...................            --         (28,369)            --         (3,409)
  Interest rate cap agreements:
     Designated against
       available-for-sale
       securities...................            --              --          1,202          1,202
     Designated against deposits and
       borrowings...................         8,781          (5,151)        11,388            202
Other off-balance sheet instruments:
  Forward sales contracts designated
     against loans..................            --           3,186             --         (4,861)
  Off-balance sheet loan
     commitments....................            --          14,032             --           (781)

---------------
(1) See Note 24: Interest Rate Risk Management.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 26: FINANCIAL INFORMATION -- WMI

     The following WMI (parent company only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1998         1997         1996
                                                           ----------    ---------    --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
Loans....................................................  $      223    $   3,895    $     --
Notes receivable from subsidiaries.......................      36,091       39,032      33,401
Available-for-sale securities............................         304        1,769       6,777
Cash equivalents.........................................       1,831        4,439       7,165
                                                           ----------    ---------    --------
  Total interest income..................................      38,449       49,135      47,343
INTEREST EXPENSE
Borrowings from subsidiaries.............................      55,352       44,336       3,324
Other borrowings.........................................      85,056       90,271      83,878
                                                           ----------    ---------    --------
  Total interest expense.................................     140,408      134,607      87,202
                                                           ----------    ---------    --------
  Net interest expense...................................    (101,959)     (85,472)    (39,859)
OTHER INCOME
Gain (loss) on sale of other assets......................      (1,009)      20,845          --
Other operating income...................................       1,680          388         792
                                                           ----------    ---------    --------
  Total other income.....................................         671       21,233         792
OTHER EXPENSE
Salaries and employee benefits...........................      26,593       10,938      11,645
Transaction-related expense..............................      57,550       32,308          --
Amortization of goodwill.................................          --          731         629
Other operating expense..................................      12,443       29,536      26,804
                                                           ----------    ---------    --------
  Total other expense....................................      96,586       73,513      39,078
                                                           ----------    ---------    --------
  Net loss before income tax benefit and equity in net
     income of subsidiaries..............................    (197,874)    (137,752)    (78,145)
Income tax benefit.......................................      85,571       73,357      69,429
Equity in net income of subsidiaries.....................   1,599,235      949,513     384,074
                                                           ----------    ---------    --------
Net income...............................................  $1,486,932    $ 885,118    $375,358
                                                           ==========    =========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $   317,730    $  636,255
Trading securities..........................................        9,669            --
Available-for-sale securities...............................        9,263         1,000
Loans.......................................................       45,597        13,256
Accounts and notes receivable from subsidiaries.............      213,792       173,261
Investment in subsidiaries..................................   10,172,632     8,382,005
Other assets................................................      385,951       303,875
                                                              -----------    ----------
  Total assets..............................................  $11,154,634    $9,509,652
                                                              ===========    ==========
LIABILITIES
Notes payable to subsidiaries...............................  $   669,982    $  673,407
Other borrowings............................................      963,415     1,109,529
Other liabilities...........................................      176,837       125,631
                                                              -----------    ----------
  Total liabilities.........................................    1,810,234     1,908,567
STOCKHOLDERS' EQUITY........................................    9,344,400     7,601,085
                                                              -----------    ----------
  Total liabilities and stockholders' equity................  $11,154,634    $9,509,652
                                                              ===========    ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998           1997         1996
                                                        -----------    ----------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $ 1,486,932    $  885,118    $ 375,358
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     (Gain) loss on sale of assets....................        1,009       (20,845)          --
     (Increase) in trading securities.................      (10,678)           --           --
     (Decrease) increase in interest payable..........         (204)        2,624          530
     Increase (decrease) in income taxes payable......       14,706       (88,809)      (8,105)
     Equity in undistributed earnings of
       subsidiaries...................................   (1,591,298)     (949,513)    (384,074)
     (Increase) decrease in other assets..............      (74,662)        6,373      (16,688)
     Increase in other liabilities....................       30,900         8,377       25,953
                                                        -----------    ----------    ---------
       Net cash (used) by operating activities........     (143,295)     (156,675)      (7,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities............           --        (1,000)     (12,731)
Sales of available-for-sale securities................           --        75,866       12,731
Principal payments of available-for-sale securities...          654         4,191       16,118
Origination of loans, net of principal payments.......      (32,341)       80,528       55,784
(Increase) decrease in notes receivable from
  subsidiaries........................................      (44,605)      111,034      (40,008)
Investment in subsidiary..............................      (42,529)     (572,412)    (205,969)
Dividends received from subsidiaries..................      848,594     1,002,736      622,226
Proceeds from sale of subsidiary......................           --       102,775       12,988
Other, net............................................           --           882       (4,822)
                                                        -----------    ----------    ---------
       Net cash provided by investing activities......      729,773       804,600      456,317
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in reverse repurchase agreements...........           --       (68,326)     (14,155)
Repayments of notes payable to subsidiaries...........       (3,425)           --           --
(Repayments of) proceeds from other borrowings........     (189,020)      538,514      289,142
Issuance of common stock through employee stock
  plans...............................................       80,562       146,266       20,604
Redemption of preferred stock.........................     (313,063)     (165,000)    (175,000)
Repurchase of common stock, net.......................      (24,082)     (481,379)    (381,933)
Conversion of preferred to common stock...............           --            --         (107)
Cash dividends paid...................................     (455,975)     (338,780)    (284,981)
Other, net............................................           --        28,343       18,827
                                                        -----------    ----------    ---------
       Net cash (used) by financing activities........     (905,003)     (340,362)    (527,603)
                                                        -----------    ----------    ---------
       (Decrease) increase in cash and cash
          equivalents.................................     (318,525)      307,563      (78,312)
       Cash and cash equivalents, beginning of year...      636,255       328,692      407,004
                                                        -----------    ----------    ---------
       Cash and cash equivalents, end of year.........  $   317,730    $  636,255    $ 328,692
                                                        ===========    ==========    =========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 27: LINES OF BUSINESS

     Washington Mutual is managed along five major lines of business: mortgage banking, consumer banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk. Prior to the Ahmanson Merger and during the fourth quarter of 1998, Ahmanson was managed as a distinct business segment of Washington Mutual, and is therefore so presented. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business.

     The principal activities conducted by mortgage banking are the origination of SFR and residential construction loans, and the associated loan servicing activities. Consumer banking includes all deposit products, with their related fee income, and all consumer loan products offered in our financial centers. These consumer loan products include second equity mortgage loans and lines of credit, manufactured housing loans, automobile, boat and recreational vehicle loans, and education loans. Commercial banking offers commercial business loans, multi-family residential loans and loans secured by nonresidential real estate. Financial services offers a wide range of investment products to the Company's customers, including mutual funds, variable and fixed annuities and general securities. Consumer finance offers direct consumer installment loans and retail sales financing.

     In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued effective for fiscal years ending after December 15, 1998. This standard requires the Company to provide information on the performance of its reportable business segments, noted above, which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer. The Executive Committee, which is the senior decision making group of the Company, is comprised of eight members including the Chairman, President and Chief Executive Officer.

     During 1998, the Company developed a management reporting system that enables management to monitor the Company's performance on a line of business basis instead of on a traditional legal entity basis. To better assess the true profitability of its various business lines, the Company generates segment results that include balances directly attributable to business line activities as well as balances that are allocated from traditionally undistributed units. In this way, management can better assess the fully burdened financial performance of a particular business. Washington Mutual is constantly analyzing its line of business performance and developing better ways to measure profitability.

     Each segment is managed by an executive team responsible for sales, marketing, sales support and operations, and certain administrative functions. Back office support is provided to each segment through executives responsible for lending administration, deposit operations, information systems, finance, legal, and administration.

     The accounting policies of the segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." Whenever feasible, revenues and expenses are directly assigned to business segments in determining their net income. Loans originated by the Company's mortgage lending operations are transferred to the consumer banking segment at a transfer price that reflects the risk-adjusted value of such loans. In addition, corporate overhead, centralized support costs, and other costs are allocated to each business segment based on appropriate allocation methodologies. The Company evaluates performance based on net income of the respective business segments.

     The financial results of each segment were derived from the Company's general ledger system, and prepared using a profitability reporting system. The system makes certain adjustments to recorded general ledger accounts to appropriately reflect balance sheet and income statement transfers among segments. Since the Company was not specifically organized around lines of business, most segments were comprised of more

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES than one functional division. Expenses incurred directly by sales and back office support units were assigned directly to segments while support units were either apportioned based on specific services performed or allocated on another rational and systematic basis.

     Since SFAS No. 131 requires no segmentation or methodology standardization, the organizational structure of the Company and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, Washington Mutual's business line performance may not be directly comparable with similar information from other financial institutions.

     Financial highlights by lines of business:

                                                                   YEAR ENDED DECEMBER 31, 1998
                                  -----------------------------------------------------------------------------------------------
                                  MORTGAGE    CONSUMER    COMMERCIAL   FINANCIAL   CONSUMER   TREASURY/
                                  BANKING     BANKING      BANKING     SERVICES    FINANCE    OTHER(1)     AHMANSON      TOTAL
                                  --------   ----------   ----------   ---------   --------   ---------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Condensed income statement
--------------------------
Net interest income after
  provision for loan losses.....  $589,561   $1,472,203    $215,850    $    889    $203,432   $247,482    $1,400,340   $4,129,757
Other income....................   153,037      512,597      17,374     178,885      27,147     48,660       586,448    1,524,148
Transaction-related expense.....    18,044       65,791         452       4,196          --      8,762       411,041      508,286
Other expense...................   293,009    1,167,952      84,444     126,709     142,992     44,895       916,161    2,776,162
                                  --------   ----------    --------    --------    --------   --------    ----------   ----------
Income before income taxes......   431,545      751,057     148,328      48,869      87,587    242,485       659,586    2,369,457
Income taxes....................   156,044      271,577      54,245      18,999      34,700     87,963       258,997      882,525
                                  --------   ----------    --------    --------    --------   --------    ----------   ----------
Net income......................  $275,501   $  479,480    $ 94,083    $ 29,870    $ 52,887   $154,522    $  400,589   $1,486,932
                                  ========   ==========    ========    ========    ========   ========    ==========   ==========

                                                                         DECEMBER 31, 1998
                                  -----------------------------------------------------------------------------------------------
                                                                       (DOLLARS IN MILLIONS)
Total assets....................  $ 28,453   $   52,743    $  7,749    $     76    $  2,769   $ 25,348    $   48,355   $  165,493

---------------
(1) Includes intercompany eliminations.

     Prior to 1998, the Company was managed by legal entity, not by discrete operating segment. In addition, given the nature and magnitude of acquisition activity since 1996, the Company has determined that it is not possible to gather the information and data necessary to restate prior year segment results. For this reason, the Company has disclosed results by legal entity for both current and prior years.

     Financial highlights by legal entity were as follows:

                                                                       YEAR ENDED DECEMBER 31, 1998
                                             --------------------------------------------------------------------------------
                                               WMBFA        WMB      WMBFSB    ARISTAR     AHMANSON    OTHER(2)      TOTAL
                                             ----------   --------   -------   --------   ----------   ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Condensed income statement
--------------------------
Net interest income (expense) after
  provision for loan losses................  $1,770,456   $833,216   $25,142   $203,432   $1,400,340   $(102,829)  $4,129,757
Other income...............................     535,207    256,587    27,585     27,147      586,448      91,174    1,524,148
Transaction-related expense................      70,216      2,486        --         --      411,041      24,543      508,286
Other expense..............................   1,042,973    547,581    28,614    142,992      916,161      97,841    2,776,162
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Income (loss) before income taxes..........   1,192,474    539,736    24,113     87,587      659,586    (134,039)   2,369,457
Income taxes (benefit).....................     407,030    196,649     9,115     34,700      258,997     (23,966)     882,525
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Net income (loss)..........................  $  785,444   $343,087   $14,998   $ 52,887   $  400,589   $(110,073)  $1,486,932
                                             ==========   ========   =======   ========   ==========   =========   ==========

                                                                            DECEMBER 31, 1998
                                             --------------------------------------------------------------------------------
                                                                          (DOLLARS IN MILLIONS)
Total assets...............................  $   80,949   $ 32,446   $ 1,070   $  2,769   $   48,355   $     (96)  $  165,493

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                       YEAR ENDED DECEMBER 31, 1997
                                             --------------------------------------------------------------------------------
                                               WMBFA        WMB      WMBFSB    ARISTAR     AHMANSON    OTHER(2)      TOTAL
                                             ----------   --------   -------   --------   ----------   ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Condensed income statement
--------------------------
Net interest income (expense) after
  provision for loan losses................  $1,570,468   $738,741   $29,125   $180,605   $1,219,517   $ (69,605)  $3,668,851
Other income...............................     325,429    199,121    14,666     26,555      282,762     147,629      996,162
Transaction-related expense................     262,456        233        --         --           --     168,436      431,125
Other expense..............................   1,044,458    465,260    24,946    131,129      865,136     164,690    2,695,619
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Income (loss) before income taxes..........     588,983    472,369    18,845     76,031      637,143    (255,102)   1,538,269
Income taxes (benefit).....................     274,189    183,473     7,275     29,744      233,803     (75,333)     653,151
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Net income (loss)..........................  $  314,794   $288,896   $11,570   $ 46,287   $  403,340   $(179,769)  $  885,118
                                             ==========   ========   =======   ========   ==========   =========   ==========

                                                                            DECEMBER 31, 1997
                                             --------------------------------------------------------------------------------
                                                                          (DOLLARS IN MILLIONS)
Total assets...............................  $   67,185   $ 26,018   $ 1,057   $  2,542   $   46,503   $     217   $  143,522

                                                                       YEAR ENDED DECEMBER 31, 1996
                                             --------------------------------------------------------------------------------
                                               WMBFA        WMB      WMBFSB    ARISTAR     AHMANSON    OTHER(2)      TOTAL
                                             ----------   --------   -------   --------   ----------   ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Condensed income statement
--------------------------
Net interest income (expense) after
  provision for loan losses................  $1,375,833   $658,109   $26,883   $196,375   $1,186,033   $ (76,688)  $3,366,545
Other income...............................     357,544    122,237     5,006     27,205      175,532     146,172      833,696
Transaction-related expense................     156,626         --        --         --           --      69,788      226,414
Other expense..............................   1,443,956    429,238    19,716    124,062    1,181,007     185,213    3,383,192
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Income (loss) before income taxes and
  minority interest........................     132,795    351,108    12,173     99,518      180,558    (185,517)     590,635
Income taxes (benefit).....................      43,741    130,862     4,266     37,000       35,300     (49,462)     201,707
Minority interest in earnings of
  consolidated subsidiaries................          --         --        --         --           --      13,570       13,570
                                             ----------   --------   -------   --------   ----------   ---------   ----------
Net income (loss)..........................  $   89,054   $220,246   $ 7,907   $ 62,518   $  145,258   $(149,625)  $  375,358
                                             ==========   ========   =======   ========   ==========   =========   ==========

                                                                            DECEMBER 31, 1996
                                             --------------------------------------------------------------------------------
                                                                          (DOLLARS IN MILLIONS)
Total assets...............................  $   61,960   $ 20,600   $   935   $  2,392   $   49,902   $   1,540   $  137,329

---------------
(2) Includes intercompany eliminations and other legal entities.

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS

3.1        Restated Articles of Incorporation of the Registrant, as amended (the
           "Articles") (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. File No.
           0-25188).

3.2 Bylaws of the Registrant, as amended (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998. File No. 0-25188).

4.1*       Rights Agreement, dated October 16, 1990.

4.2*       Amendment No. 1 to Rights Agreement, dated October 31, 1994.

4.3*       Supplement to Rights Agreement, dated November 29, 1994.

4.4        Washington Mutual agrees to furnish the Securities and Exchange
           Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Washington Mutual and its consolidated subsidiaries.

10.1*      Lease Agreement between Third and University Limited Partnership and
           Washington Mutual Savings Bank, dated September 1, 1988.

10.2       Escrow Agreement, dated December 20, 1996, by and among Washington
           Mutual, Inc., Keystone Holdings Partners, L.P., the Federal Deposit
           Insurance Corporation as manager of the FSLIC Resolution Fund, and The Bank of New York (filed as an exhibit to the Company's Current
           Report on Form 8-K dated January 3, 1997. File No. 0-25188).

10.3       Registration Rights Agreement, dated July 21, 1996, by and among
           Washington Mutual, Inc., Keystone Holdings Partners, L.P., and the
           Federal Deposit Insurance Corporation as manager of the FSLIC
           Resolution Fund (filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1997. File No. 0-25188).

10.4       Agreement and Plan of Merger by and Among Washington Mutual, Inc.,
           New American Capital, Inc., and Great Western Financial Corporation, dated as of March 5, 1997 (filed as an appendix to the Company's
           Registration Statement on Form S-4 dated May 13, 1997. Registration
           No. 333-23221).

10.5       Agreement and Plan of Merger between the Company and H.F. Ahmanson &
           Company ("Ahmanson") dated as of March 16, 1998 (filed as an appendix to the Company's Registration Statement on Form S-4, dated July 27,
           1998. Registration No. 333-52785).

10.6** Amended and Restated 364-Day Credit Agreement between the Registrant and The Chase Manhattan Bank as Administrative Agent.

10.7**     Amended and Restated Four-Year Credit Agreement between the
           Registrant and The Chase Manhattan Bank as Administrative Agent.

Management Contracts and Compensatory Plans and Arrangements (Exhibits
10.8-10.72)

10.8 Amended and Restated Washington Mutual 1994 Stock Option Plan (filed as an appendix to the Company's Definitive Proxy Statement on
           Schedule 14A filed on March 18, 1998. File No. 0-25188).

10.9*      Amended and Restated Incentive Stock Option Plan.

10.10*     Amended and Restated Washington Mutual Restricted Stock Plan (1986).

10.11*     Washington Mutual Employees' Stock Purchase Program.

10.12      Fourth Amendment to the Washington Mutual Employees' Stock Purchase
           Program (filed as an exhibit to the Company's Current Report on Form
           8-K dated December 22, 1998. File No. 0-25188).

10.13 Washington Mutual Retirement Savings and Investment Plan (as amended and restated) (filed as an exhibit to the Company's Current Report on Form 8-K dated December 22, 1998. File No. 0-25188).

10.14*     Washington Mutual Employee Service Award Plan.

10.15***   Supplemental Employee's Retirement Plan for Salaried Employees of
           Washington Mutual.

10.16***   Washington Mutual Supplemental Executive Retirement Accumulation
           Plan.

10.17***   Deferred Compensation Plan for Directors and Certain Highly
           Compensated Employees.

10.18***   Deferred Compensation Plan for Certain Highly Compensated Employees.

10.19**    Employment Contract of Kerry K. Killinger.

10.20**    Employment Contract for Executive Officers.

10.21 Form of Employment Contract for Senior Vice Presidents (filed herewith).

10.22      The 1988 Stock Option and Incentive Plan (as amended effective July
           26, 1994) (filed as an exhibit to the Quarterly Report of Great
           Western Financial Corporation ("Great Western"), on Form 10-Q for the quarter ended September 30, 1994. File No. 001-04075).

10.23      Amendment No. 1996-1 to the Great Western Financial Corporation 1988
           Stock Option and Incentive Plan, effective December 10, 1996 (filed as an exhibit to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075).

10.24      Form of Director Stock Option Agreement (filed as an exhibit to Great
           Western's Registration Statement on Form S-8 Registration No.
           33-21469 pertaining to Great Western's 1988 Stock Option and
           Incentive Plan).

10.25      Form of Director Stock Option Agreement effective January 3, 1994,
           (filed as an exhibit to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 001-04075).


10.26      Great Western Financial Corporation Directors' Deferred Compensation
           Plan (1992 Restatement) (filed as an exhibit to Great Western's
           Annual Report on Form 10- K for the year ended December 31, 1991.
           File No. 001-04075).

10.27      Amendment to Great Western Financial Corporation Directors', Senior
           Officers' and basic Deferred Compensation Plans (1992 Restatement)
           (filed as an exhibit to Great Western's Annual on Form 10-K for the year ended December 31, 1994. File No. 001-04075).

10.28      Amendment No. 2 to Directors' Deferred Compensation Plan 1992
           Restatement. (filed as an exhibit to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. File No.
           001-04075).

10.29      Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated
           December 10, 1996 (filed as an exhibit to Great Western's Annual
           Report on Form 10-K for the year ended December 31, 1996. File No.
           001-04075).

10.30      Great Western Financial Corporation Umbrella Trust for Directors
           (filed as an exhibit to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989. File No. 001-04075).

10.31      Amendment No. 1996-1 to Umbrella Trust for Directors, dated December
           16, 1996 (filed as an exhibit to Great Western's Annual Report on
           Form 10-K for the year ended December 31, 1996. File No. 001-04075).

10.32      Omnibus Amendment 1995-1 to the Umbrella Trusts replacing the Finance
           Committee of the Board of Directors with the Compensation Committee of the Board of Directors as administrator of the plans (filed as an exhibit to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. File No. 001-04075).

10.33      Restated Retirement Plan for Directors (filed as an exhibit to Great
           Western's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1993. File No. 001-04075).

10.34      Employee Home Loan Program (filed as an exhibit to Great Western's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
           File No. 001-04075).

10.35      Amendment No. 1996-1 to Employee Home Loan Programs, effective
           December 10. 1996 (filed as an exhibit to Great Western's Annual
           Report on Form 10-K for the year ended December 31, 1996. File No.
           001-04075).

10.36 Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and
           Incentive Plan, as amended December 10, 1996, the Great Western
           Financial Corporation Directors' Deferred Compensation Plan (1992
           Restatement), as amended December 10, 1996, the Umbrella Trust for
           Directors as amended December 10, 1996, and the Employee Home Loan
           Program (Revised and restated as of April 27, 1993), as Amended
           December 10, 1996 (filed as an exhibit to Great Western's Annual
           Report on Form 10-K for the year ended December 31, 1996. File No.
           001-04075).

10.37 Washington Mutual, Inc. WAMU Share Program (filed as an exhibit to the Company's Registration Statement on Form S-8, File No.
           333-69503).

10.38      January 1999 WAMU Share Program. (filed as an exhibit to the
           Company's Registration Statement on Form S-8, File No. 333-69503).


10.39 H. F. Ahmanson & Company 1984 Stock Incentive Plan (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1984. File No. 1-08930).

10.40      Amendment to H. F. Ahmanson & Company 1984 Stock Incentive Plan
           (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.41 H. F. Ahmanson & Company 1993 Stock Incentive Plan as amended (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.42 H. F. Ahmanson & Company 1988 Directors' Stock Incentive Plan, as amended (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.43      H. F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive
           Plan (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930).

10.44      1989 Contingent Deferred Compensation Plan of H. F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1991. File No. 1-08930).

10.45      First Amendment to 1989 Contingent Deferred Compensation Plan of H.
           F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1995. File No.
           1-08930).

10.46      Second Amendment to 1989 Contingent Deferred Compensation Plan of H.
           F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1996. File No.
           1-08930).

10.47      Elective Deferred Compensation Plan of H. F. Ahmanson & Company
           (filed as an exhibit to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930).

10.48      First Amendment to Elective Deferred Compensation Plan of H. F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930).

10.49      Second Amendment to Elective Deferred Compensation Plan of H. F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.50 Capital Accumulation Plan of H. F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 1-08930).


10.51      First Amendment to Capital Accumulation Plan of H. F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.52 Supplemental Executive Retirement Plan of H. F. Ahmanson & Company, as amended and restated (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1995. File No.
           1-08930).

10.53      First Amendment to Supplemental Executive Retirement Plan of H. F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.54      Senior Supplemental Executive Retirement Plan of H. F. Ahmanson and
           Company, as amended and restated (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31, 1995. File
           No. 1-08930).

10.55 Executive Life Insurance Plan of H. F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.56      First Amendment to Executive Life Insurance Plan of H. F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930).

10.57      Second Amendment to Executive Life Insurance Plan of H. F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.58 Senior Executive Life Insurance Plan of H. F. Ahmanson & Company, as amended and restated (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930).

10.59      H. F. Ahmanson & Company Supplemental Long Term Disability Plan
           (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.60      Outside Directors' Elective Deferred Compensation Plan of H. F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1991. File No.
           1-08930).

10.61      First Amendment to Outside Directors' Elective Deferred Compensation
           Plan of H. F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31, 1995. File
           No. 1-08930).

10.62      Second Amendment to Outside Directors' Elective Deferred Compensation
           Plan of H. F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31, 1996. File
           No. 1-08930).

10.63      Outside Directors' Capital Accumulation Plan of H. F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).


10.64      First Amendment to Outside Directors' Capital Accumulation Plan of H.
           F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1996. File No.
           1-08930).

10.65 Outside Director Retirement Plan of H. F. Ahmanson & Company, as amended and restated (filed as an exhibit to Ahmanson's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1991. File No.
           1-08930).

10.66      First Amendment to Outside Director Retirement Plan of H. F. Ahmanson
           & Company (filed as an exhibit to Ahmanson's Annual Report on Form
           10-K for the year ended December 31, 1995. File No. 1-08930).

10.67 Amended Form of Indemnity Agreement between H. F. Ahmanson & Company and directors and executive officers (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31,
           1989. File No. 1-08930).

10.68 Board of Directors Retirement Plan of Coast (filed as an exhibit to the Current Report of Coast Savings Financial Inc. ("Coast") on
           Form 8-K dated September 1, 1989. File No. 1-10264).

10.69 Pension Plan of Coast (filed as an exhibit to Coast's Current Report on Form 8-K dated September 1, 1989. File No. 1-10264).

10.70      First Amendment to Pension Plan of Coast (filed as an exhibit to
           Coast's Current Report on Form 8-K dated September 1, 1989. File No.
           1-10264).

10.71 Form of Post-Retirement Compensation Arrangement of Coast (filed as an exhibit to Coast's Annual Report on Form 10-K for the year ended
           December 31, 1989. File No. 1-10264).

10.72 Amended and Restated Executive Supplemental Retirement Plan of Coast, dated February 28, 1996 (filed as an exhibit to Coast's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-10264).

21         List of Subsidiaries of the Registrant (filed herewith).

23         Consent of Deloitte & Touche LLP (filed herewith).

23.1       Consent of KPMG LLP (filed herewith).

23.2       Consent of PricewaterhouseCoopers LLP (filed herewith).

27.1 Financial Data Schedule for the year ended December 31, 1998, and restated Financial Data Schedule for the years ended December 31, 1997 and 1996 (filed herewith).

27.2       Restated Financial Data Schedule for the three month period ended
           March 31, 1998, for the six month period ended June 30, 1998, and for the nine month period ended September 30, 1998 (filed herewith).


27.3       Restated Financial Data Schedule for the three month period ended
           March 31, 1997, for the six month period ended June 30, 1997, and for the nine month period ended September 30, 1997 (filed herewith).

----------------------


*       Filed as an exhibit to the Company's Current Report on Form 8-K dated
        November 29, 1994. File No. 0-25188.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. File No. 0-25188.

***     Filed as an exhibit to the Washington Mutual, Inc. Annual Report on Form
        10-K for the year ended December 31, 1996. File No. 0-25188.

        Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H. F.
        Ahmanson & Company, a California corporation, Commission File No.
        1-7108.