Form 10-Q
period 1999-03-31
WASHINGTON MUTUAL INC
filed 1999-05-14
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended March 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


            For the transition period from __________ to __________.

                         Commission file number: 1-14667

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  The number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

                           Common Stock - 594,850,100

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                         PART I

Item 1.  Financial Statements:
         Consolidated Statements of Income--
           Three Months Ended March 31, 1999 and 1998........................................ 2
         Consolidated Statements of Comprehensive Income-
           Three Months Ended March 31, 1999 and 1998........................................ 3
         Consolidated Statements of Financial Condition--
           March 31, 1999 and December 31, 1998.............................................. 4
         Consolidated Statements of Stockholders' Equity--
           Three Months Ended March 31, 1999 and 1998........................................ 5
         Consolidated Statements of Cash Flows--
           Three Months Ended March 31, 1999 and 1998........................................ 6
         Notes to Consolidated Financial Statements.......................................... 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations:
             General........................................................................ 11
             Results of Operations.......................................................... 11
             Review of Financial Condition.................................................. 17
             Asset Quality.................................................................. 18
             Asset and Liability Management Strategy........................................ 20
             Liquidity...................................................................... 20
             Capital Adequacy............................................................... 21
             Year 2000 Project.............................................................. 21
             Tax Contingency................................................................ 23
             Goodwill Litigation............................................................ 23

                                         PART II

Item 1.  Legal Proceedings.................................................................. 24

Item 6.  Exhibits and Reports on Form 8-K................................................... 24

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

  In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

  Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. All significant intercompany transactions and balances have been eliminated. When Washington Mutual, Inc. ("Washington Mutual" or the "Company") acquires a company through a material pooling of interests, prior period financial statements are restated to include the accounts of merged companies. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the mergers. The financial information of Washington Mutual contained herein has been restated for the merger with H.F. Ahmanson & Company ("Ahmanson"), which was effective on October 1, 1998.

  The information included in this Form 10-Q should be read in conjunction with Washington Mutual's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. Interim results are not necessarily indicative of results for a full year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               1999          1998
                                                           ------------  ------------
                                                             (dollars in thousands,
                                                           except per share amounts)
INTEREST INCOME
  Loans                                                      $2,028,502    $1,990,197
  Available-for-sale securities                                 539,012       380,593
  Held-to-maturity securities                                   247,377       316,043
  Other interest income                                          39,227        40,403
                                                             ----------    ----------
    Total interest income                                     2,854,118     2,727,236

INTEREST EXPENSE
  Deposits                                                      813,627       903,796
  Borrowings                                                    913,296       763,138
                                                             ----------    ----------
    Total interest expense                                    1,726,923     1,666,934
                                                             ----------    ----------
Net interest income                                           1,127,195     1,060,302
Provision for loan losses                                        41,700        49,975
                                                             ----------    ----------
Net interest income after provision for loan losses           1,085,495     1,010,327

OTHER INCOME
  Depositor and other retail banking fees                       163,417       119,480
  Loan servicing income                                          26,031        32,347
  Loan related income                                            26,547        25,091
  Securities fees and commissions                                59,522        46,785
  Insurance fees and commissions                                 10,670        12,791
  Mortgage banking income                                        38,362        27,048
  Gain on sale of other assets                                   11,933         1,147
  Provision for recourse liability                               (5,142)      (15,205)
  Other operating income                                         20,804        14,878
                                                             ----------    ----------
    Total other income                                          352,144       264,362

OTHER EXPENSE
  Salaries and employee benefits                                301,609       291,231
  Occupancy and equipment                                       134,904       120,217
  Telecommunications and outsourced information services         70,064        59,561
  Regulatory assessments                                         15,363        16,256
  Transaction-related expense                                    23,802        31,809
  Amortization of intangible assets                              25,373        23,584
  Foreclosed asset expense                                        1,598         8,883
  Other operating expense                                       157,154       123,204
                                                             ----------    ----------
    Total other expense                                         729,867       674,745
                                                             ----------    ----------
Income before income taxes                                      707,772       599,944
  Income taxes                                                  263,654       229,170
                                                             ----------    ----------
NET INCOME                                                   $  444,118    $  370,774
                                                             ==========    ==========
Net income attributable to common stock                      $  444,118    $  362,050
                                                             ==========    ==========
Net income per common share:
  Basic                                                           $0.76         $0.66
  Diluted                                                          0.76          0.64


                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             ----------------------------
                                                                               1999                1998
                                                                             ---------          ---------
                                                                                (dollars in thousands)
Net income                                                                   $ 444,118          $ 370,774
Other comprehensive income, net of income taxes:
 Gross unrealized gain (loss) on
  securities:
    Unrealized holding gain (loss) during the period,
      net of deferred income tax (benefit) of  $(39,981) and $14,933           (61,187)            25,136
    Less: adjustment for gains included in net income,
      net of income tax of $837 and $1,264                                      (1,280)            (2,151)
    Less: amortization of market adjustment for mortgage-backed securities ("MBS") transferred from available for sale to held
      to maturity, net of deferred income tax of $2,480 and $2,074              (3,795)            (3,243)
                                                                             ---------          ---------
                                                                               (66,262)            19,742
  Minimum pension liability adjustment                                          (1,760)                --
                                                                             ---------          ---------
Other comprehensive income (loss)                                              (68,022)            19,742
                                                                             ---------          ---------
Comprehensive income                                                         $ 376,096          $ 390,516
                                                                             =========          =========


                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                         March 31,      December 31,
                                                                                           1999             1998
                                                                                       ------------     ------------
                                                                                           (dollars in thousands)
ASSETS
  Cash                                                                                 $  1,856,741     $  2,695,454
  Cash equivalents                                                                           51,179           61,520
  Trading securities                                                                         29,757           39,068
  Available-for-sale securities, amortized cost of $42,043,800 and $32,861,818:
    MBS                                                                                  41,425,579       32,399,591
    Investment securities                                                                   574,118          517,462
  Held-to-maturity securities, fair value of $14,821,831 and $14,112,620:
    MBS                                                                                  14,663,994       13,992,235
    Investment securities                                                                   137,918          137,247
  Loans:
    Loans held in portfolio                                                             107,942,189      107,612,197
    Loans held for sale                                                                   1,171,720        1,826,549
    Reserve for loan losses                                                              (1,069,719)      (1,067,840)
                                                                                       ------------     ------------
      Total loans                                                                       108,044,190      108,370,906
  Investment in Federal Home Loan Banks ("FHLBs")                                         2,207,034        2,030,027
  Foreclosed assets                                                                         287,154          274,767
  Premises and equipment                                                                  1,439,547        1,421,162
  Intangible assets                                                                         980,233        1,009,666
  Mortgage servicing rights                                                                 482,873          461,295
  Other assets                                                                            2,114,735        2,082,881
                                                                                       ------------     ------------
    Total assets                                                                       $174,295,052     $165,493,281

LIABILITIES
  Deposits:
    Interest-bearing checking accounts                                                 $  6,381,100     $  6,686,682
    Noninterest-bearing checking accounts                                                 6,698,228        6,774,049
    Savings accounts and money market deposit accounts ("MMDAs")                         29,381,930       28,285,868
    Time deposit accounts                                                                41,718,368       43,745,542
                                                                                       ------------     ------------
      Total deposits                                                                     84,179,626       85,492,141
  Federal funds purchased and commercial paper                                            2,424,302        2,482,830
  Securities sold under agreements to repurchase ("reverse repurchase agreements")       24,483,163       17,519,538
  Advances from FHLBs                                                                    42,775,203       39,748,613
  Other borrowings                                                                        4,613,294        5,449,508
  Other liabilities                                                                       6,209,938        5,456,251
                                                                                       ------------     ------------
    Total liabilities                                                                   164,685,526      156,148,881

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares authorized - 594,566,383 and
    593,408,525 shares issued                                                                     -                -
  Capital surplus - common stock                                                          3,015,919        2,994,653
  Accumulated other comprehensive income:
    Valuation reserve for available-for-sale securities                                      21,343           87,605
    Minimum pension liability adjustment                                                    (15,084)         (13,324)
  Retained earnings                                                                       6,587,348        6,275,466
                                                                                       ------------     ------------
    Total stockholders' equity                                                            9,609,526        9,344,400
                                                                                       ------------     ------------
      Total liabilities and stockholders' equity                                       $174,295,052     $165,493,281
                                                                                       ============     ============



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                         Capital      Accumulated                  Common
                                                                         Surplus-        Other                      Stock
                                                            Preferred     Common     Comprehensive    Retained       in
                                                 Total        Stock       Stock         Income        Earnings    Treasury
                                               ----------   ---------   ----------   -------------   ----------   ---------
                                                                          (dollars in thousands)
BALANCE, December 31, 1998                     $9,344,400   $       -   $2,994,653        $ 74,281   $6,275,466   $       -
Net income                                        444,118           -            -               -      444,118           -
Cash dividends on common stock                   (132,236)          -            -               -     (132,236)          -
Common stock issued through employee stock
  plans, including tax benefit                     21,155           -       21,155               -            -           -
Common stock issued under dividend
  reinvestment plan                                   111           -          111               -            -           -
Other comprehensive income, net of related
  income taxes                                    (68,022)          -            -         (68,022)           -           -
                                               ----------   ---------   ----------        --------   ----------   ---------
BALANCE, March 31, 1999                        $9,609,526   $       -   $3,015,919        $  6,259   $6,587,348   $       -
                                               ==========   =========   ==========        ========   ==========   =========



BALANCE, December 31, 1997                     $7,601,085   $ 597,262   $2,629,377        $ 62,297   $5,244,509   $(932,360)
Net income                                        370,774           -            -               -      370,774           -
Cash dividends on preferred stock                 (10,135)          -            -               -      (10,135)          -
Cash dividends on common stock                    (95,226)          -            -               -      (95,226)          -
Repurchase of common stock, net                   (24,082)          -            -               -            -     (24,082)
Redemption or conversion of preferred stock      (263,788)   (264,318)           -               -            -         530
Common stock issued to acquire Coast
  Savings Financial, Inc. ("Coast")               925,143           -      373,078               -            -     552,065
Common stock issued through employee stock
  plans, including tax benefit                     35,614           -       32,827               -            -       2,787
Common stock issued under dividend
  reinvestment plan                                    72           -           72               -            -           -
Other comprehensive income, net of related
  income taxes                                     19,742           -            -          19,742            -           -
                                               ----------   ---------   ----------        --------   ----------   ---------
BALANCE, March 31, 1998                        $8,559,199   $ 332,944   $3,035,354        $ 82,039   $5,509,922   $(401,060)
                                               ==========   =========   ==========        ========   ==========   =========


                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                                1999          1998
                                                                            ------------  -----------
                                                                              (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $    444,118  $   370,774
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                     41,700       49,975
    Mortgage banking income                                                      (38,362)     (27,048)
    Gain on sale of other assets                                                 (11,933)      (1,147)
    Depreciation and amortization                                                 89,125       61,901
    Stock dividends from FHLBs                                                   (28,555)     (24,092)
    Provision for recourse liability                                               5,142       15,205
    Decrease in trading securities                                                 9,655            -
    Origination of loans held for sale                                        (1,539,803)  (3,123,405)
    Sales of loans held for sale                                               3,541,833    3,516,362
    Decrease (increase) in other assets                                           62,211     (156,424)
    Increase in other liabilities                                                  1,466      124,685
    Other, net                                                                      (199)       1,841
                                                                            ------------  -----------
      Net cash provided by operating activities                                2,576,398      808,627

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                 (12,320,686)  (4,142,901)
  Purchases of held-to-maturity securities                                        (5,989)      (4,110)
  Sales of available-for-sale securities                                       1,283,970      296,661
  Maturities of available-for-sale securities                                     29,100      189,803
  Maturities of held-to-maturity securities                                            -          140
  Principal payments on securities                                             3,684,364    1,502,472
  Purchases of FHLB stock                                                       (153,685)     (18,251)
  Purchases of loans                                                          (1,300,807)     (39,165)
  Sales of loans                                                                   9,681        8,482
  Origination of loans, net of principal payments                             (2,333,956)  (2,021,007)
  Proceeds from sales of foreclosed assets                                        78,933      176,740
  Proceeds from Coast acquisition                                                      -      399,590
  Purchases of premises and equipment                                            (70,029)     (66,575)
  Other, net                                                                           -       (1,724)
                                                                            ------------  -----------
      Net cash used by investing activities                                  (11,099,104)  (3,719,845)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in deposits                                             (1,312,515)      21,649
  (Decrease) increase in short-term borrowings                                  (586,887)   3,183,575
  Proceeds from long-term borrowings                                          36,274,912   18,536,484
  Repayments of long-term borrowings                                         (26,589,999) (19,149,073)
  Cash dividends paid on preferred and common stock                             (132,236)    (105,361)
  Redemption of preferred stock                                                        -     (263,813)
  Repurchase of common stock, net                                                      -      (24,082)
  Other capital transactions                                                      20,377       25,612
                                                                            ------------  -----------
      Net cash provided by financing activities                                7,673,652    2,224,991
                                                                            ------------  -----------
  Decrease in cash and cash equivalents                                         (849,054)    (686,227)
  Cash and cash equivalents, beginning of period                               2,756,974    2,719,997
                                                                            ------------  -----------
  Cash and cash equivalents, end of period                                  $  1,907,920  $ 2,033,770
                                                                            ============  ===========



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1999          1998
                                                                     ----------    ----------
                                                                       (dollars in thousands)
NONCASH INVESTING ACTIVITIES
  Loans exchanged for MBS                                            $1,805,534    $  137,090
  Loans exchanged for trading securities                                      -       107,544
  Real estate acquired through foreclosure                              102,248       149,997
  Loans originated to facilitate the sale of foreclosed assets           10,928        15,986
  Loans held for sale originated to refinance existing loans          1,353,378     1,189,728
  Loans held in portfolio originated to refinance existing loans      1,028,605       419,365
  Trade date purchases not yet settled                                3,433,853     1,814,445
  Trade date sales not yet settled                                      106,861             -

CASH PAID DURING THE PERIOD FOR
  Interest on deposits                                                  743,948       840,323
  Interest on borrowings                                                990,125       772,647
  Income taxes                                                          136,364       110,550


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

  Information used to calculate EPS was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------
                                                        (dollars in thousands,
                                                       except per share amounts)
Net income:
  Net income                                             $444,118       $370,774
  Less: accumulated dividends on preferred stock                -         (8,724)
                                                      -----------    -----------
  Basic net income attributable to common stock           444,118        362,050
  Add: accumulated dividends paid on convertible
    preferred stock                                             -          4,256
                                                      -----------    -----------
  Diluted net income attributable to common stock        $444,118       $366,306
                                                      ===========    ===========
Weighted average shares:
  Basic weighted average number of common shares
    outstanding                                       581,939,740    545,115,410
  Dilutive effect of outstanding common stock
    equivalents                                         2,640,443     24,216,786
                                                      -----------    -----------
  Diluted weighted average number of common
    shares outstanding                                584,580,183    569,332,196
                                                      ===========    ===========
Net income per common share:
  Basic                                                     $0.76          $0.66
  Diluted                                                    0.76           0.64

  Options to purchase 1,669,842 shares of common stock at an average exercise price of $45.49 per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock during the period. Additionally, as part of the business combination with Keystone Holdings, Inc., 12 million shares of common stock, with an assigned value of $27.7417 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings, Inc. and the FSLIC Resolution Fund and their transferees. The conditions upon which these shares are contingently issuable are not based on earnings or market price. The contingencies had not occurred at March 31, 1999, and, therefore, the contingently issuable shares have not been included in the above computations.

NOTE 2:  OTHER BORROWINGS

  Other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company as of both March 31, 1999 and December 31, 1998.

NOTE 3:  LINES OF BUSINESS

  Washington Mutual is managed along five major lines of business: mortgage banking, consumer banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk. Prior to the Ahmanson merger and during the fourth quarter of 1998, Ahmanson was managed as a distinct business segment of Washington Mutual, and was therefore previously presented as a separate segment. Subsequent to year-end, management began integrating the operations of Ahmanson into the Company's five major lines of business. The corresponding information for first quarter 1998 has been restated to conform with the Company's basis of segmentation for first quarter 1999.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  Financial highlights by lines of business:

                                                             Three Months Ended March 31, 1999
                                  ---------------------------------------------------------------------------------------
                                    Mortgage     Consumer    Commercial   Financial   Consumer    Treasury/
                                    Banking      Banking      Banking     Services    Finance      Other         Total
                                  -----------   ----------   ----------   ---------  ----------  -----------  -----------
                                                                  (dollars in thousands)
  Condensed income statement:
  Net interest income after
    provision for loan losses        $207,952     $597,397     $101,187     $   594     $52,788     $125,577   $1,085,495
  Other income                         74,160      180,065        8,025      70,830       6,655       12,409      352,144
  Transaction-related expense           4,378       17,551          138       1,474           -          261       23,802
  Direct expense                       64,740      242,490       20,073      45,912      34,274        3,976      411,465
                                     --------     --------     --------     -------     -------     --------   ----------
  Income before income taxes          212,994      517,421       89,001      24,038      25,169      133,749    1,002,372
  Income taxes                         79,108      192,176       33,124       9,116       9,816       49,745      373,085
                                     --------     --------     --------     -------     -------     --------   ----------
  Net income (before centrally
    managed expense)                  133,886      325,245       55,877      14,922      15,353       84,004      629,287
  Centrally managed expense            76,473      204,805        5,760         132         373        7,057      294,600
  Income taxes                        (28,403)     (76,067)      (2,144)        (50)       (146)      (2,621)    (109,431)
                                     --------     --------     --------     -------     -------     --------   ----------
  Net income                         $ 85,816     $196,507     $ 52,261     $14,840     $15,126     $ 79,568   $  444,118
                                     ========     ========     ========     =======     =======     ========   ==========

                                                                       March 31, 1999
                                  ---------------------------------------------------------------------------------------
  Total assets                    $29,296,839  $87,006,907  $19,271,811    $119,913  $2,788,556  $35,811,026 $174,295,052
                                  ===========  ===========  ===========    ========  ==========  =========== ============

                                                             Three Months Ended March 31, 1998
                                  ---------------------------------------------------------------------------------------
                                    Mortgage     Consumer    Commercial   Financial   Consumer    Treasury/
                                    Banking      Banking      Banking     Services    Finance      Other         Total
                                  -----------   ----------   ----------   ---------  ----------  -----------  -----------
                                                                  (dollars in thousands)
  Condensed income statement:
  Net interest income after
    provision for loan losses        $202,157     $618,803      $92,085     $   505     $48,907      $47,870   $1,010,327
  Other income                         56,453      132,749        6,666      53,307       6,489        8,698      264,362
  Transaction-related expense           6,716       23,089          418         132           -        1,454       31,809
  Direct expense                       62,892      220,759       19,721      41,076      33,780       15,590      393,818
                                     --------     --------      -------     -------     -------      -------   ----------
  Income before income taxes          189,002      507,704       78,612      12,604      21,616       39,524      849,062
  Income taxes                         72,049      193,537       29,969       4,870       8,572       15,173      324,170
                                     --------     --------      -------     -------     -------      -------   ----------
  Net income (before centrally
    managed expense)                  116,953      314,167       48,643       7,734      13,044       24,351      524,892
  Centrally managed expense            61,930      170,916        5,500       1,579         180        9,013      249,118
  Income taxes                        (23,608)     (65,154)      (2,096)       (610)        (72)      (3,460)     (95,000)
                                     --------     --------      -------     -------     -------      -------   ----------
  Net income                         $ 78,631     $208,405      $45,239     $ 6,765     $12,936      $18,798   $  370,774
                                     ========     ========      =======     =======     =======      =======   ==========

                                                                       March 31, 1998
                                  ---------------------------------------------------------------------------------------
  Total assets                    $23,667,895  $93,183,142  $20,017,098    $111,569  $2,482,564  $17,995,824 $157,458,092
                                  ===========  ===========  ===========    ========  ==========  =========== ============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4:  IMPACT OF APPLICABLE RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company plans to implement this statement on January 1, 2000. The effect of the adoption of this statement on the results of operations or the financial condition of the Company has not yet been determined.

  SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified as either trading, available for sale or held to maturity according to the Company's intent unless the Company has already committed to sell the security before or during the securitization process. The adoption of this statement by the Company on January 1, 1999 did not affect the results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

  This report contains forward-looking statements, which are not historical facts and pertain to future operating results of Washington Mutual, Inc. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" in the Company's 1998 Annual Report on Form 10-K.

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

  During 1998 and continuing in 1999, the Company has faced the challenge of deploying excess capital. Although total loan originations were higher in 1998 as well as in the first quarter of 1999, compared with the same periods of the prior year, the loan portfolio has not grown significantly. Reflecting the low interest rate environment, the Company has experienced a high level of prepayments and a high volume of originations of fixed-rate loans, which the Company generally sells in the secondary market. In order to utilize excess capital, the Company has developed alternative strategies, predominantly the purchase of investment grade mortgage-backed securities ("MBS") and whole loans. These strategies, however, create assets with generally lower rates of return than loans originated and retained in portfolio. Accordingly, in order to enhance the Company's capital deployment strategies, Washington Mutual announced in April 1999 that its Board of Directors approved a share repurchase program to acquire, from time to time, up to 20 million shares of Washington Mutual's common stock. As a result of the share repurchases, coupled with a continuation of the current interest rate environment, the Company does not expect significant asset growth during the remainder of 1999.

RESULTS OF OPERATIONS

  OVERVIEW. The Company's net income for the first quarter of 1999 was $444.1 million, compared with $370.8 million for the first quarter of 1998. Variances between the first quarter of 1999 and 1998 were partially attributable to the acquisition of Coast Savings Financial, Inc. ("Coast") by H.F. Ahmanson & Company ("Ahmanson") on February 13, 1998. Since the transaction was accounted for as a purchase, Coast operations prior to February 13, 1998 were not included in the Company's first quarter 1998 results.

  NET INTEREST INCOME. Net interest income for the first quarter of 1999 was $1.13 billion, a 6% increase from $1.06 billion in the first quarter of 1998. The increase was due to an 11% rise in average interest-earning assets to $158.66 billion from $143.19 billion in the first quarter of 1998. The net interest spread, however, declined to 2.60% in the first quarter of 1999 from 2.74% in the first quarter of 1998.

  The yield on loans declined 39 basis points due primarily to the high level of loan prepayments as a result of relatively lower interest rates and the strong economy during the first quarter of 1999. In addition, adjustable-rate mortgages ("ARMs") held in portfolio were repricing to lower rates. The yield on MBS declined 48 basis points due to the purchase of $13.09 billion in MBS at a weighted average rate of 6.25% during the first quarter of 1999 and the effect of repricing on adjustable-rate MBS. Offsetting these declines, the cost of deposits decreased 34 basis points from first quarter 1998 to the same period in 1999 as a result of a change in the composition of deposits. Higher-costing time deposits decreased from 59% of total deposits at March 31, 1998 to 50% at March 31, 1999, which reflected the Company's focus on growth in retail transaction accounts rather than time deposits. Savings accounts, money market deposit accounts ("MMDAs") and checking accounts have increased as a percentage of total deposits. These products have the benefit of lower interest costs, compared with time deposits. In addition, the decline of 52 basis points in the Company's cost of borrowings from first quarter 1998 to first quarter 1999 primarily reflected the easing of interest rates by the Federal Reserve Bank. Average borrowings from the Federal Home Loan Banks increased from 48% of total average borrowings for first quarter 1998 to 58% for the same period in 1999.

  The net interest margin declined to 2.79% in the first quarter of 1999 from 2.91% for the same period in 1998. The decrease in the net interest margin was due primarily to the growth in purchased MBS and the narrower spreads these assets earned over the cost of borrowed funds. Since a large portion of the additional MBS was purchased late in the first quarter of 1999, the net interest margin is expected to decrease further in the second quarter of 1999 and then stabilize during the remainder of the year. Any future change in interest rates would affect the net interest margin.

  Selected average financial balances and the net interest spread and margin were as follows:

                                               Three Months Ended
                                                    March 31,
                                           --------------------------
                                               1999          1998
                                           ------------  ------------
                                             (dollars in thousands)
Average Balances:
  Loans                                    $109,289,268  $101,912,526
  MBS                                        45,765,022    37,234,969
  Investment securities                       3,606,580     4,041,704
                                           ------------  ------------
    Total interest-earning assets           158,660,870   143,189,199

  Deposits                                   84,289,648    86,293,066
  Borrowings                                 68,015,000    51,900,360
                                           ------------  ------------
    Total interest-bearing liabilities      152,304,648   138,193,426

  Total assets                              164,220,074   149,137,681
  Stockholders' equity                        9,488,284     8,194,071

Weighted Average Yield On:
  Loans                                            7.43%         7.82%
  MBS                                              6.78          7.26
  Investment securities                            5.56          6.13

    Interest-earning assets                        7.20          7.63

Weighted Average Cost of:
  Deposits                                         3.91          4.25
  Borrowings                                       5.44          5.96

    Interest-bearing liabilities                   4.60          4.89

  Net interest spread                              2.60          2.74
  Net interest margin                              2.79          2.91

  The net interest spread is the difference between the Company's weighted average yield on its interest-earning assets and the weighted average cost of its interest-bearing liabilities. The net interest margin measures the Company's annualized net interest income as a percentage of average interest-earning assets.

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

                                Three Months Ended March 31,
                                        1999 vs. 1998
                               ------------------------------
                                 Increase/(Decrease) Due to
                               ------------------------------
                                Volume     Rate       Total
                               --------  ---------   --------
                                   (dollars in thousands)
Interest Income:
  Loans                        $122,847  $ (84,542)  $ 38,305
  MBS                           140,262    (39,982)   100,280
  Investment securities          (6,292)    (5,411)   (11,703)
                               --------  ---------   --------
    Total interest income       256,817   (129,935)   126,882

Interest Expense:
  Deposits                      (20,594)   (69,575)   (90,169)
  Borrowings                    208,178    (58,020)   150,158
                               --------  ---------   --------
    Total interest expense      187,584   (127,595)    59,989
                               --------  ---------   --------
      Net interest income      $ 69,233  $  (2,340)  $ 66,893
                               ========  =========   ========

  OTHER INCOME. Other income was $352.1 million for the quarter ended March 31, 1999, compared with $264.4 million for the same period in 1998.

  Other income consisted of the following:

                                                         Three Months Ended
                                                              March 31,
                                                        -------------------
                                                          1999       1998
                                                        --------   --------
                                                       (dollars in thousands)
  Depositor and other retail banking fees:
    Checking and MMDA charges                           $144,979   $ 99,021
    ATM transaction fees                                   8,192      7,366
    Other                                                 10,246     13,093
                                                        --------   --------
      Total depositor and other retail banking fees      163,417    119,480
  Loan servicing income                                   26,031     32,347
  Loan related income                                     26,547     25,091
  Securities fees and commissions                         59,522     46,785
  Insurance fees and commissions                          10,670     12,791
  Mortgage banking income                                 38,362     27,048
  Gain on sale of other assets                            11,933      1,147
  Provision for recourse liability                        (5,142)   (15,205)
  Other operating income                                  20,804     14,878
                                                        --------   --------
      Total other income                                $352,144   $264,362
                                                        ========   ========

  Depositor and other retail banking fees of $163.4 million for the quarter ended March 31, 1999 increased 37% from $119.5 million for the same period in 1998, primarily reflecting the expansion of the Company's consumer banking strategy in the California financial centers. These fees grew as a result of a 20% increase in the number of checking accounts from December 31, 1997 to 4,005,605 at March 31, 1999. The increase in depositor fees for nonsufficient funds, overdraft protection, debit card, check stock and other checking program fees more than offset decreases in monthly service charges on checking accounts in former Home Savings and Coast Savings branches converted to the Company's "Free Checking" product.

  The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts.

  Loan servicing income declined from $32.3 million for the quarter ended March 31, 1998 to $26.0 million for the same period in 1999. This decrease was primarily attributable to a 7 basis point drop in the average servicing fee, partially offset by an increase of $4.05 billion in the average balance of loans serviced for others.

  Securities and insurance fees and commissions increased from $59.6 million in the first quarter of 1998 to $70.2 million for the same period in 1999. The increase was primarily attributable to the Company's recent emphasis on selling products that generate higher commissions. The introduction of the Consumer Bank Annuity Program in California and Florida also contributed to an overall increase in fees during the first quarter of 1999.

  Mortgage banking income during the first quarter of 1999 was $38.4 million, compared with $27.0 million for the same period in 1998. The increase was due primarily to higher capitalization of mortgage servicing rights.

  The sale of other assets resulted in net gains of $11.9 million for the quarter ended March 31, 1999, compared with $1.1 million for the same period in 1998. The net gain in the first quarter of 1999 included a $7.1 million gain recognized on the sale of the former Coast headquarters property, a $1.8 million gain on the sale of assets associated with the expiration of a leveraged lease and a $461,000 gain on the sale of contract collection accounts.

  The provision for recourse liability decreased from $15.2 million in the first quarter of 1998 to $5.1 million for the same period in 1999 reflecting a lower level of charge offs in the recourse portfolio. The decrease in the balance of recourse loans and MBS brought about by significant paydown activity, combined with continued improvement in the California economy, contributed to the lower level of charge offs.

  OTHER EXPENSE. Other expense totaled $729.9 million for the quarter ended March 31, 1999, compared with $674.7 million for the same period in 1998.

  Other expense consisted of the following:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                            (dollars in thousands)
  Salaries and employee benefits                             $301,609  $291,231
  Occupancy and equipment:
    Premises and equipment                                     84,324    96,122
    Data processing                                            50,580    24,095
                                                             --------  --------
      Total occupancy and equipment                           134,904   120,217
  Telecommunications and outsourced information services       70,064    59,561
  Regulatory assesments                                        15,363    16,256
  Transaction-related expense                                  23,802    31,809
  Amortization of intangible assets                            25,373    23,584
  Foreclosed asset expense                                      1,598     8,883
  Other operating expense:
    Advertising and promotion                                  26,850    27,054
    Operating losses and settlements                           26,817    12,695
    Postage                                                    22,051    17,930
    Professional fees                                          16,217    11,353
    Office supplies                                             7,848    10,923
    Other                                                      57,371    43,249
                                                             --------  --------
      Total other operating expense                           157,154   123,204
                                                             --------  --------
      Total other expense                                    $729,867  $674,745
                                                             ========  ========

  Salaries and employee benefits increased to $301.6 million for the quarter ended March 31, 1999, from $291.2 million for the same period in 1998. Full-time equivalent employees ("FTE") were 28,363 at March 31, 1999, compared with 28,211 at March 31, 1998. FTE increased during the first quarter of 1999 because of additions to staff in loan production and deposit operation areas that were partially offset by a decrease in administrative support areas.

  The Company has been experiencing improved efficiencies in originating loans, which resulted in lower origination costs and a lower deferral of salary and benefits expense in first quarter 1999 compared with first quarter 1998. The reduction in the deferral contributed to a $12.0 million increase in salary expense during the first quarter of 1999.

  Occupancy and equipment expense was $134.9 million for the first quarter of 1999, compared with $120.2 million for the same period in 1998. Contributing to the increase were additional capitalizations of fixed assets, resulting in increased depreciation expense; higher rent expense due to the addition of multiple locations in Seattle; and a higher volume of maintenance expenses and accrual for property taxes during the first quarter of 1999.

  Telecommunications and outsourced information services expense of $70.1 million for the first quarter of 1999 was up from $59.6 million for the same period in 1998. This change reflected increased volume and usage, resulting from the Company's growth, the need for higher levels of customer support services and the continued use of outsourced data processing services.

  As a result of merger activity, the Company recorded transaction-related expense of $23.8 million for the quarter ended March 31, 1999 and $31.8 million for the same period in 1998. The majority of the charges were for one-time nonrecurring costs associated with contract and temporary employment services, severance and related payments, facilities and equipment impairment, and other costs, which are being expensed as incurred. Transaction-related expense in the first quarter of 1998 included $23.2 million related to the Coast acquisition. The Company continued to incur transaction-related expenses in connection with the Ahmanson merger in first quarter 1999, during which time several key systems and departments as well as branches in Texas were converted.

  During the first quarter of 1999, these transaction-related expenses were partially offset by reductions in the estimates of contract cancellation fees of $8.9 million and other accruals of $800,000. The reduction in estimates for contract cancellation fees was primarily the result of contract negotiations resulting in lower than originally estimated fees or eliminating them entirely.

  The Company expected staff reductions related to the Ahmanson merger of approximately 3,400. As of March 31, 1999, 1,426 employee separations had occurred. The remaining employee separations are planned to be completed by the end of September 1999.

  At March 31, 1999, the carrying amount of all assets acquired through mergers and held for future disposal was $61.1 million.

  Reconciliation of the transaction-related expense and accrual activity was as follows:

                                    December 31,   1999 Activity   March 31,    Three Months
                                      1998           Charged        1999           Ended
                                     Accrued         Against       Accrued      March 31, 1999
                                     Balance        Accrual(1)     Balance      Period Costs(2)
                                   ------------    -------------  ---------     --------------
                                                     (dollars in thousands)
Severance                             $ 86,014        $(29,797)    $ 56,217          $ 5,345
Premises and equipment                 158,932          (2,822)     156,110            5,914
Legal, underwriting and other
  direct transaction costs                   -               -            -            1,969
Contract cancellation costs             15,678          (8,861)       6,817           (6,701)
Other                                    1,406          (1,406)           -           17,275
                                      --------        --------     --------          -------
                                      $262,030        $(42,886)    $219,144          $23,802
                                      ========        ========     ========          =======
-----------

(1) Amounts include activity charged against the accrual, additional accruals and reversals of excess accruals.

(2) Amounts include additional accruals and reversals of excess accruals.

  Amortization of intangible assets was $25.4 million for the first quarter of 1999, up from $23.6 million for the same period a year ago. In February 1998, Ahmanson acquired Coast under the purchase accounting method, which created intangible assets of $516.5 million and amortization expense of $7.4 million in first quarter 1999, compared with $2.5 million in first quarter 1998. These increases were partially offset by a reduction of $1.5 million in the amortization of goodwill resulting from $41.7 million of write offs on goodwill related to the Company's 1993 acquisition of Pacific First Bank, a Federal Savings Bank.

  Foreclosed asset expense decreased from $8.9 million for the quarter ended March 31, 1998 to $1.6 million for the same period in 1999. The decrease in foreclosed asset expense reflected increased gains on the sales of real estate owned, predominantly of SFR properties, and a decrease in the provision for losses. The improvement of the California real estate market, in addition to the continued strength of the Northwest real estate market, contributed to the increase in gains from $2.4 million during first quarter 1998 to $7.0 million for the quarter just ended, as well as a decrease in the provision for losses from $4.6 million in first quarter 1998 to $2.3 million in first quarter 1999.

  Other operating expense increased to $157.2 million in the first quarter of 1999, from $123.2 million for the same period in 1998. The growth in the number of checking accounts was the primary cause of a $14.1 million increase in operating losses. Postage costs were $22.1 million in the quarter ended March 31, 1999, up from $17.9 million for the same period in 1998 due to the system conversions related to the Ahmanson merger which required several special customer notifications as well as increased mailings related to various marketing campaigns.

  The other category of other operating expense was $57.4 million for the quarter ended March 31, 1999, compared with $43.2 million for the same period in 1998. Included in the other category are items such as travel and training, loan expenses, other proprietary mutual fund expense, other real estate expense, outside printing and forms, security services, contributions, other insurance and other miscellaneous expense. The higher expense reflects the increased complexity and geographic expansion of the Company.

  TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. Income taxes of $263.7 million for the first quarter of 1999 represented an effective tax rate of 37.25%. Income taxes were $229.2 million for the first quarter of 1998, which represented an effective tax rate of 38.20%. The decline in the effective tax rate was, in part, due to a decrease in state income taxes resulting from a smaller apportionment of income subject to California state income taxes.

REVIEW OF FINANCIAL CONDITION

  ASSETS. At March 31, 1999, the Company's assets were $174.30 billion, an increase of 5% from $165.49 billion at December 31, 1998. The growth was the result of the purchase of investment grade MBS in the secondary market and the retention of ARM originations. Despite record first quarter loan originations, asset growth was hampered by prepayments and sales of a majority of the Company's fixed-rate loan production.

  SECURITIES. The Company's securities portfolio increased by $9.75 billion to $56.83 billion during the quarter ended March 31, 1999 due to the purchase of $13.09 billion in agency and investment grade MBS in the secondary market. The Company used purchases of MBS to invest excess capital.

  At March 31, 1999, 60% of MBS in the Company's securities portfolio were adjustable rate, compared with 71% at December 31, 1998. During the quarter, the Company purchased fixed-rate MBS with short durations. Of the securities indexed to an adjustable rate, 51% were indexed to the Cost of Funds Index of the Federal Home Loan Bank ("FHLB") Eleventh District, 6% were indexed to U.S. Treasury indices, and 3% were indexed to the London Interbank Offering Rate. The remaining 40% of MBS were fixed rate.

  LOANS. Total loans at March 31, 1999 were $108.04 billion, a slight decrease from $108.37 billion at December 31, 1998. Loan originations during the quarter were offset by a high level of prepayment activity and the sale of fixed-rate loans. It is the Company's strategy to sell the majority of its conforming fixed-rate loan production.

  ARM production accounted for 54% of total SFR originations in the first quarter of 1999, up from 39% for the same period a year ago. In particular, medium-term ARM originations rose to 32% of total SFR originations in the first quarter of 1999 from 19% in the first quarter of 1998. The shift from fixed-rate mortgages to medium-term ARMs was in response to a slight increase in rates for fixed-rate loans and a modest steepening of the yield curve, as the difference between the yields on a three-month U.S Treasury bill and a ten-year U.S. government note averaged 47 basis points in the first quarter of 1999, compared with 41 basis points for the same period in 1998.

  LIABILITIES. Due to increased market competition for customer deposits, the Company has increasingly relied upon wholesale borrowings to fund its asset growth. The slight decrease in deposits from $85.49 billion at December 31, 1998 to $84.18 billion at March 31, 1999 reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. While time deposit accounts have declined as a percentage of total deposits, savings accounts, MMDAs and checking accounts have increased slightly as a percentage of total deposits to 50% at March 31, 1999, from 49% at year-end 1998. These latter three products generally carry lower interest costs to the Company, compared with time deposit accounts. Even though savings accounts, MMDAs and checking accounts are liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding.

  The Company's asset growth during the first quarter of 1999 was funded by borrowings in the form of securities sold under agreements to repurchase ("reverse repurchase agreements") and advances from the FHLBs of Seattle and San Francisco. The exact mix of borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

ASSET QUALITY

  PROVISION AND RESERVE FOR LOAN LOSSES. The Company analyzes several important elements in determining the level of the provision for loan losses in any given period, such as current and anticipated economic conditions, nonperforming asset trends, historical loan loss experience, and plans for problem loan administration and resolution. These elements are also captured in a migration analysis performed on the loan portfolio on a quarterly basis and used in determining the loan loss provision.

  During the first quarter of 1999, the Company's analysis of these elements indicated continued improvement in loss experience, as net charge offs decreased from $51.7 million during the quarter ended March 31, 1998 to $45.0 million for the same period in 1999. As a result of these lower charge offs, the Company reduced its provision for loan losses from $50.0 million for the first quarter of 1998 to $41.7 million for the first quarter of 1999 in order to maintain its loan loss reserve at levels consistent with the analysis of the credit quality of the loan portfolio described above. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

  Due to the favorable economy, the Company expects continued good credit performance during 1999, resulting in low levels of net charge offs. Based on these factors, the provision for loan losses is expected to be at lower levels compared to the same periods in 1998, although growth in the loan portfolio could lead to a modest increase in future provisions.

  Changes in the reserve for loan losses were as follows:


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
                                                         (dollars in thousands)
  Balance, beginning of period                          $1,067,840   $1,047,845
  Provision for loan losses                                 41,700       49,975
  Reserves added through business combinations                   -      107,830
  Reserves transferred to recourse liability                (7,500)           -
  Reserves transferred from other liabilities               12,714            -
  Loans charged off:
    SFR and SFR construction                               (11,080)     (21,996)
    Manufactured housing, second mortgage and
      other consumer                                       (13,410)      (9,198)
    Commercial business                                     (2,455)      (1,359)
    Commercial real estate                                  (3,925)      (9,745)
    Consumer finance                                       (23,824)     (22,105)
                                                        ----------   ----------
                                                           (54,694)     (64,403)
  Recoveries of loans previously charged off:
    SFR and SFR construction                                 2,096        3,102
    Manufactured housing, second mortgage and
      other consumer                                           535          458
    Commercial business                                        228           96
    Commercial real estate                                   2,674        4,745
    Consumer finance                                         4,126        4,273
                                                        ----------   ----------
                                                             9,659       12,674
                                                        ----------   ----------
  Net charge offs                                          (45,035)     (51,729)
                                                        ----------   ----------
  Balance, end of period                                $1,069,719   $1,153,921
                                                        ==========   ==========
  Net charge offs as a percentage of average loans            0.16%        0.20%

  An analysis of the reserve for loan losses was as follows:

                                                                 March 31,      December 31,
                                                                   1999           1998
                                                               ------------     ----------
                                                                  (dollars in thousands)
  Specific and allocated reserves:
    Commercial real estate                                       $   95,494     $  133,167
    Commercial business                                               8,435          9,690
    Builder construction                                                782            852
                                                                 ----------     ----------
                                                                    104,711        143,709
  Unallocated reserves                                              965,008        924,131
                                                                 ----------     ----------
                                                                 $1,069,719     $1,067,840
                                                                 ==========     ==========
  Total reserve for loan losses as a percentage of:
    Nonaccrual loans                                                    119%           114%
    Nonperforming assets                                                 90             88
    Total loans (exclusive of the reserve for loan losses)             0.98           0.98

  The Company considers the reserve for loan losses of $1.07 billion adequate to cover losses inherent in the loan portfolio at March 31, 1999. The reserve as a percentage of nonaccrual loans and nonperforming assets was higher at March 31, 1999 than at year-end 1998 due primarily to the decline in the amounts of nonaccrual loans and nonperforming assets. See "Nonperforming Assets." The credit quality of the Company's loan portfolio, as measured by its nonperforming loans, has remained relatively unchanged during the first quarter of 1999 and, therefore, the absolute level of loss reserves has also remained at comparable levels.

  The Company follows the practice of securitizing (with and without recourse) certain loans and retaining them in its investment portfolio. The Company's intent is to hold the majority of these securities to maturity. Because these loans are similar in all respects to the loans in its loan portfolio, the Company estimates its recourse obligation on these securities in a manner similar to the method it uses to estimate the reserve for losses on its loan portfolio. The liability for this recourse is included in other liabilities.

  In addition to retaining securitized loans with recourse, the Company has, from time to time, sold these securities in the secondary market. The recourse obligation on these securities is also accounted for in a manner similar to, and is included in, the liability for recourse on securities the Company has originated and retained.

  At March 31, 1999, the Company had $22.96 billion of loans securitized and retained with recourse, and $5.37 billion of loans sold with recourse. At March 31, 1999, the liability for this recourse was $128.0 million.

  Changes in the recourse liability were as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  1999          1998
                                                               ---------      --------
                                                               (dollars in thousands)
  Balance, beginning of period                                  $144,257       $80,157
  Transfer of reserve on held-to-maturity REMIC securities       (22,500)            -
  Transfer from reserve for loan losses                            7,500             -
  Charge offs, net of provision for losses                        (1,291)       (2,496)
                                                                --------       -------
  Balance, end of period                                        $127,966       $77,661
                                                                ========       =======

 NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When loans securitized or sold on a recourse basis are nonperforming, they are repurchased upon foreclosure by the Company and included in foreclosed assets. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due.


  Nonperforming assets were $1.18 billion or 0.68% of total assets at March 31, 1999, compared with $1.21 billion or 0.73% of total assets at December 31, 1998.

  Nonperforming assets consisted of the following:

                                                           March 31,     December 31,
                                                             1999            1998
                                                         -------------   -------------
                                                            (dollars in thousands)
Nonaccrual loans:
  SFR                                                       $  719,061      $  752,261
  SFR construction                                              14,196           9,188
  Manufactured housing                                          18,751          14,669
  Second mortgage and other consumer                            27,109          24,284
  Commercial business                                            7,037           7,416
  Apartment buildings                                           35,793          43,653
  Other commercial real estate                                  21,325          33,077
  Consumer finance                                              52,659          53,412
                                                            ----------      ----------
                                                               895,931         937,960
Foreclosed assets                                              287,154         274,767
                                                            ----------      ----------
                                                            $1,183,085      $1,212,727
                                                            ==========      ==========
Nonperforming assets as a percentage of total assets              0.68%           0.73%

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

  One key component of the Company's program is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At March 31, 1999, 74% of the Company's total SFR loan and MBS portfolio had adjustable rates.

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

LIQUIDITY

  Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The long-term growth objectives of the Company are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years inhibited growth of consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings. Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certain extent limited by, its borrowing capacity.

  Washington Mutual monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. As part of this process, the Company is developing plans for potential liquidity requirements for the year 2000. Refer to separate discussion of "Year 2000 Project" below.

  Regulations promulgated by the Office of Thrift Supervision ("OTS") require that the Company's federal savings banks maintain for each calendar quarter an average daily balance of liquid assets at least equal to 4.00% of the prior quarter end's balance of withdrawable deposits plus borrowings due within one year. At March 31, 1999, both of the Company's federal savings banks had liquidity ratios in excess of 4.00%.

  As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the quarter ended March 31, 1999 of $444.1 million, $69.1 million for noncash items and $2.06 billion of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the quarter ended March 31, 1999, cash flows from investing activities included sales, maturities and principal payments on securities totaling $5.00 billion. Loans originated and purchased for investment were in excess of repayments and sales by $3.63 billion, and $12.48 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, and the issuance of long-term debt. For the quarter ended March 31, 1999, the above mentioned financing activities increased cash and cash equivalents by $7.79 billion on a net basis. Cash and cash equivalents were $1.91 billion at March 31, 1999. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

  At March 31, 1999, the Company was in a position to obtain approximately $51.93 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

  The Company's capital (stockholders' equity) was $9.61 billion at March 31, 1999, up from $9.34 billion at December 31, 1998. However, due to asset growth, the ratio of capital to total assets was 5.51% at the end of first quarter 1999, compared with 5.65% at December 31, 1998.

  The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                               March 31, 1999
                        -----------------------------    Well-Capitalized
                        WMBFA        WMB       WMBfsb         Minimum
                        -----       -----      ------    ----------------
Capital ratios:
  Leverage               5.57%       5.71%       6.98%           5.00%
  Tier 1 risk-based     10.35       10.22       11.40            6.00
  Total risk-based      11.89       11.04       12.66           10.00

  In addition, Aristar, Inc.'s industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well capitalized at March 31, 1999.

  The Company's federal savings banking subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied these requirements at March 31, 1999.

  The Company's broker-dealer subsidiary is also subject to capital requirements. At March 31, 1999, it was in compliance with its applicable capital requirements.

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

  The Project

  The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC"): (i) inventory and assessment; (ii) renovation, which includes repair or replacement; (iii) validation, which includes testing of Computer Systems and its connections with other computer systems; (iv) due diligence on third-party service providers; and (v) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party service providers, and facilities.

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

  The Company has also completed the process of repairing or replacing and testing the components of its Computer Systems it deems most critical and is in the process of testing these Computer Systems in an integrated environment. It has also substantially completed the process of repairing or replacing and testing the components of its facilities it deems most critical. It has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure.

  The Company continues to assess the readiness of its third-party service providers, though it is currently unable to predict their final readiness. Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for Year 2000 readiness to third-party service providers. Following the merger with Ahmanson and after the data processing conversions associated with that merger, the Company will rely on third-party service providers for significant business processes such as item processing, loan servicing, and desktop and communications management. It has been communicating with its third-party service providers to assess and monitor their Year 2000 readiness. The Company has substantially completed its due diligence on third-party service providers for its most critical business processes, including the testing of connections with these service providers, where possible, although the monitoring of these service providers will continue. The Company has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

  The Company has completed its planning to test the connections between its Computer Systems and third-party computer systems that it deems most critical. It expects to be substantially complete with this phase of testing by June 30, 1999.

  On October 1, 1998, the parent company of Washington Mutual acquired Ahmanson and began to manage its Year 2000 planning process. As of December 31, 1998, Ahmanson's planning process was consolidated into the Company's Year 2000 Project, because all of Ahmanson's critical computer systems will be converted to the Company's systems as a part of the integration process.

  The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

  Costs

  While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company spent approximately $14.4 million during 1998 and first quarter 1999 on its Year 2000 Project, and it currently expects to spend approximately $11.9 million more before it concludes its Year 2000 readiness efforts. In 1996 and 1997, the Company spent approximately $30.3 million on technology-related initiatives, which had the effect of reducing its current cost of Year 2000 readiness.

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

TAX CONTINGENCY

  The Company's Consolidated Financial Statements do not contain any benefit related to the Company's determination that it is entitled to a deduction for the amount of its tax bases in certain state branching rights when it sold its deposit taking business in those states, thereby abandoning such branching rights. The Company's position is that the tax bases result from the tax treatment of property received as assistance from the FSLIC in conjunction with FSLIC-assisted transactions. From 1981 through 1985, the Company acquired thrift institutions in six states through FSLIC-assisted transactions. The Company's position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740.0 million. As of March 31, 1999, the Company had sold its deposit taking business and abandoned such branching rights in five states, the first of which was Missouri in 1993. The potential tax benefit related to these abandonments as of March 31, 1999, could approach $238.0 million.

  The Internal Revenue Service (the "Service") is in the process of completing its examination of the Company's federal income tax returns for the years 1990 through 1993, including the Company's proposed adjustment related to the abandonment of its Missouri branching rights. The Services' National Office has notified the Company that the Service is issuing an adverse ruling. The Company believes that its position with respect to the tax treatment of these rights is the correct interpretation. However, the Company acknowledges that no judicial or administrative authority has ever directly addressed its position and it is therefore impossible to predict the outcome if the issue is not settled at appeals and the Company is required to litigate the issue. Because of these uncertainties, the Company cannot presently determine if any of the above described tax benefits will ever be realized and therefore, in accordance with generally accepted accounting principles, the Company does not believe it is appropriate at this time to reflect these tax benefits in its financial statements.

GOODWILL LITIGATION

  On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings associations and required a phase-out of the amount of supervisory goodwill which could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led certain savings associations to either replace the lost capital by issuing new qualifying debt or equity securities or to reduce assets. Many of these savings associations filed suit against the U.S. government alleging breach of contract and other theories of liability for the damages caused by the loss of supervisory goodwill. As a result of various mergers, the Company is successor to certain goodwill litigation as described in the Company's 1998 Annual Report on Form 10-K.

  In April 1999, decisions in two goodwill cases not involving the Company were made by the U.S. Court of Claims. The courts in these cases based their decisions on different and conflicting theories of liability and damages. As a result of these decisions, the legal analysis of all goodwill cases has been made more difficult. It is anticipated that the parties to the decided cases will appeal. The Company does not anticipate that any resolution of its cases will be possible until the legal issues created by the Court of Claims decisions are resolved on appeal.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  Washington Mutual, Inc. has certain litigation in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index of Exhibits on page 26.

      (b)  Reports on Form 8-K

  During the first quarter of 1999, the Company filed a report on Form 8-K dated January 22, 1999. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's fourth quarter 1998 financial results and audited consolidated financial statements for the quarter and year ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

                                   WASHINGTON MUTUAL, INC.

                                   By: /s/ FAY L. CHAPMAN
                                       -----------------------------------------
                                       Fay L. Chapman
                                       Executive Vice President

                                   By: /s/ RICHARD M. LEVY
                                       -----------------------------------------
                                       Richard M. Levy
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS

Exhibit
  No.
--------

3.1        Restated Articles of Incorporation of the Registrant, as amended
           (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. File No. 0-25188).

3.2        By-laws of the Registrant (filed as an exhibit to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1998. File No. 0-25188).

4.1 Rights Agreement dated October 16, 1990 (incorporated by reference to the Washington Mutual, Inc. Current Report on Form 8-K dated November
           29, 1994. File No. 0-25188).

4.2        Amendment No. 1 to Rights Agreement, dated October 31, 1994
           (incorporated by reference to the Washington Mutual, Inc. Current
           Report on Form 8-K dated November 29, 1994. File No. 0-25188).

4.3        The registrant agrees to furnish the Securities and Exchange
           Commission, upon request, with copies of all instruments defining the rights of holders of long-term debt of registrant and its consolidated subsidiaries.

27         Financial Data Schedule.
