Form 10-Q/A
period 1999-03-31
WASHINGTON MUTUAL INC
filed 1999-08-03
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                  AMENDMENT NO. 1


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

                           Common Stock - 594,850,100

EXPLANATORY NOTE

  This amendment to Form 10-Q on Form 10-Q/A has been prepared to reflect reclassifications within categories of allocated and unallocated reserves as presented in the table on Page 15 and to reflect additional borrowing capacity of the Company as described on Page 19. These amended items are included in
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations. These amended items had no effect on net income or total assets, total liabilities or total equity as previously reported.
No part of the Form 10-Q for March 31, 1999 as previously filed, other than
Item 2., was affected by this amendment.

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

  Reconciliation of the transaction-related expense and accrual activity was as follows:

                                    December 31,   1999 Activity   March 31,    Three Months
                                      1998           Charged        1999           Ended
                                     Accrued         Against       Accrued      March 31, 1999
                                     Balance        Accrual(1)     Balance      Period Costs(2)
                                   ------------    -------------  ---------     --------------
                                                     (dollars in thousands)
Severance                             $ 86,014        $(29,797)    $ 56,217          $ 5,345
Premises and equipment                 158,932          (2,822)     156,110            5,914
Legal, underwriting and other
  direct transaction costs                   -               -            -            1,969
Contract cancellation costs             15,678          (8,861)       6,817           (6,701)
Other                                    1,406          (1,406)           -           17,275
                                      --------        --------     --------          -------
                                      $262,030        $(42,886)    $219,144          $23,802
                                      ========        ========     ========          =======
------------

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

  Changes in the reserve for loan losses were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
                                                         (dollars in thousands)
  Balance, beginning of period                          $1,067,840   $1,047,845
  Provision for loan losses                                 41,700       49,975
  Reserves added through business combinations                   -      107,830
  Reserves transferred to recourse liability                (7,500)           -
  Reserves transferred from other liabilities               12,714            -
  Loans charged off:
    SFR and SFR construction                               (11,080)     (21,996)
    Manufactured housing, second mortgage and
      other consumer                                       (13,410)      (9,198)
    Commercial business                                     (2,455)      (1,359)
    Commercial real estate                                  (3,925)      (9,745)
    Consumer finance                                       (23,824)     (22,105)
                                                        ----------   ----------
                                                           (54,694)     (64,403)
  Recoveries of loans previously charged off:
    SFR and SFR construction                                 2,096        3,102
    Manufactured housing, second mortgage and
      other consumer                                           535          458
    Commercial business                                        228           96
    Commercial real estate                                   2,674        4,745
    Consumer finance                                         4,126        4,273
                                                        ----------   ----------
                                                             9,659       12,674
                                                        ----------   ----------
  Net charge offs                                          (45,035)     (51,729)
                                                        ----------   ----------
  Balance, end of period                                $1,069,719   $1,153,921
                                                        ==========   ==========
  Net charge offs as a percentage of average loans            0.16%        0.20%

  An analysis of the reserve for loan losses was as follows:

                                                            March 31,      December 31,
                                                              1999           1998
                                                          ------------     ----------
                                                             (dollars in thousands)
  Specific and allocated reserves:
    Commercial real estate                                  $  112,072     $  133,167
    Commercial business                                         16,157          9,690
    Builder construction                                           782            852
                                                            ----------     ----------
                                                               129,011        143,709
  Unallocated reserves                                         940,708        924,131
                                                            ----------     ----------
                                                            $1,069,719     $1,067,840
                                                            ==========     ==========
  Total reserve for loan losses as a percentage of:
    Nonaccrual loans                                               119%           114%
    Nonperforming assets                                            90             88
    Total loans (exclusive of the reserve for loan losses)        0.98           0.98


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

LIQUIDITY

  Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The long-term growth objectives of the Company are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years inhibited growth of consumer deposits, Washington Mutual has supported its growth through business combinations with other financial institutions and by increasing its use of wholesale borrowings.
Should the Company not be able to increase deposits either internally or through acquisitions, its ability to grow would be dependent upon, and to a certainextent limited by, its borrowing capacity.

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


  At March 31, 1999, the Company was in a position to obtain approximately $53.01 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.


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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

             27    Financial Data Schedule (revised)

      (b)  Reports on Form 8-K

None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 1999.

                                   WASHINGTON MUTUAL, INC.

                                   By:   /s/ Fay L. Chapman
                                       -----------------------------------------
                                       Fay L. Chapman
                                       Senior Executive Vice President
                                        and General Counsel

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

Exhibit
  No.
----------


27         Financial Data Schedule.
