Form 10-Q
period 1999-06-30
WASHINGTON MUTUAL INC
filed 1999-08-16
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 1999.

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's classes of common stock as of July 31, 1999:

                           Common Stock - 579,107,856

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
                                         PART I

Item 1.  Financial Statements:
         Consolidated Statements of Income--
           Three and Six Months Ended June 30, 1999 and 1998....................    2
         Consolidated Statements of Comprehensive Income-
           Three and Six Months Ended June 30, 1999 and 1998....................    3
         Consolidated Statements of Financial Condition--
           June 30, 1999 and December 31, 1998..................................    4
         Consolidated Statements of Stockholders' Equity--
           Six Months Ended June 30, 1999 and 1998..............................    5
         Consolidated Statements of Cash Flows--
           Six Months Ended June 30, 1999 and 1998..............................    6
         Notes to Consolidated Financial Statements.............................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations:
             General............................................................   14
             Results of Operations..............................................   15
             Review of Financial Condition......................................   22
             Asset Quality......................................................   23
             Asset and Liability Management Strategy............................   27
             Liquidity..........................................................   27
             Capital Adequacy...................................................   28
             Year 2000 Project..................................................   28

                                        PART II

Item 4.  Submission of Matters to a Vote of Security Holders....................   31

Item 6.  Exhibits and Reports on Form 8-K.......................................   31

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                            -----------------------------     -----------------------------
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------     ------------
                                                                      (dollars in thousands, except per share amounts)
INTEREST INCOME
  Loans                                                     $  2,013,372     $  2,059,908     $  4,041,874     $  4,050,105
  Available-for-sale securities                                  646,322          430,389        1,185,334          810,982
  Held-to-maturity securities                                    258,416          305,922          505,793          621,965
  Other interest income                                           41,512           46,364           80,739           86,767
                                                            ------------     ------------     ------------     ------------
    Total interest income                                      2,959,622        2,842,583        5,813,740        5,569,819

INTEREST EXPENSE
  Deposits                                                       792,694          927,429        1,606,321        1,831,225
  Borrowings                                                   1,018,220          825,457        1,931,516        1,588,595
                                                            ------------     ------------     ------------     ------------
    Total interest expense                                     1,810,914        1,752,886        3,537,837        3,419,820
                                                            ------------     ------------     ------------     ------------
Net interest income                                            1,148,708        1,089,697        2,275,903        2,149,999
Provision for loan losses                                         42,857           44,394           84,557           94,369
                                                            ------------     ------------     ------------     ------------
Net interest income after provision for loan losses            1,105,851        1,045,303        2,191,346        2,055,630

OTHER INCOME
  Depositor and other retail banking fees                        182,114          135,216          345,531          254,696
  Loan servicing income                                           23,881           30,926           49,912           63,273
  Loan related income                                             26,859           30,161           53,406           55,252
  Securities fees and commissions                                 69,364           51,701          128,886           98,486
  Insurance fees and commissions                                  10,269           13,586           20,939           26,377
  Mortgage banking income                                         28,021           40,614           66,383           67,662
  Gain on sale of other assets                                     4,392           13,640           16,325           14,787
  Provision for recourse liability                                    --          (10,314)          (5,142)         (25,519)
  Other operating income                                          19,218           23,873           40,022           38,751
                                                            ------------     ------------     ------------     ------------
    Total other income                                           364,118          329,403          716,262          593,765
OTHER EXPENSE
  Salaries and employee benefits                                 302,120          305,407          603,729          596,638
  Occupancy and equipment                                        137,160          126,366          272,064          246,583
  Telecommunications and outsourced information services          67,180           66,729          137,244          126,290
  Regulatory assessments                                          14,840           16,635           30,203           32,891
  Transaction-related expense                                     36,569           24,473           60,371           56,282
  Amortization of intangible assets                               23,262           26,241           48,635           49,825
  Foreclosed asset (income) expense                                 (869)          10,345              729           19,228
  Other operating expense                                        168,362          151,552          325,516          274,756
                                                            ------------     ------------     ------------     ------------
    Total other expense                                          748,624          727,748        1,478,491        1,402,493
                                                            ------------     ------------     ------------     ------------
Income before income taxes                                       721,345          646,958        1,429,117        1,246,902
  Income taxes                                                   268,671          248,357          532,325          477,527
                                                            ------------     ------------     ------------     ------------
NET INCOME                                                  $    452,674     $    398,601     $    896,792     $    769,375
                                                            ============     ============     ============     ============
Net income attributable to common stock                     $    452,674     $    393,761     $    896,792     $    755,811
                                                            ============     ============     ============     ============
Net income per common share:
  Basic                                                     $       0.78     $       0.70     $       1.54     $       1.37
  Diluted                                                           0.78             0.68             1.54             1.33

                      See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                   -------------------------     -------------------------
                                                                      1999           1998           1999           1998
                                                                   ----------     ----------     ----------     ----------
                                                                                     (dollars in thousands)
Net income                                                         $  452,674     $  398,601     $  896,792     $  769,375
Other comprehensive income, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during the period, net of
      deferred income tax (benefit) of $(270,105), $55,002,
      $(310,087), and $70,145                                        (413,361)        86,028       (474,546)       109,713
    Less: adjustment for gains included in net income,
      net of income taxes of $96, $5,320, $932 and $5,767                (146)        (8,320)        (1,427)        (9,020)
    Less: amortization of market adjustment for mortgage-backed securities ("MBS") transferred in 1997 from
      available for sale to held to maturity, net of deferred
      income taxes of $1,904, $2,903, $4,384, and $4,977               (2,913)        (4,541)        (6,709)        (7,784)
                                                                   ----------     ----------     ----------     ----------
                                                                     (416,420)        73,167       (482,682)        92,909
  Minimum pension liability adjustment                                     --             --         (1,760)            --
                                                                   ----------     ----------     ----------     ----------
Other comprehensive income (loss)                                    (416,420)        73,167       (484,442)        92,909
                                                                   ----------     ----------     ----------     ----------
Comprehensive income                                               $   36,254     $  471,768     $  412,350     $  862,284
                                                                   ==========     ==========     ==========     ==========

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                           June 30,           December 31,
                                                                                             1999                 1998
                                                                                        --------------       --------------
                                                                                               (dollars in thousands)
ASSETS
  Cash                                                                                  $    1,642,285       $    2,695,454
  Cash equivalents                                                                              64,669               61,520
  Trading securities                                                                            29,899               39,068
  Available-for-sale securities, amortized cost of $40,801,138 and $32,861,818:
    MBS                                                                                     39,663,120           32,399,591
    Investment securities                                                                      405,992              517,462
  Held-to-maturity securities, fair value of $14,232,483 and $14,112,620:
    MBS                                                                                     14,145,918           13,992,235
    Investment securities                                                                      138,135              137,247
  Loans:
    Loans held in portfolio                                                                111,142,106          107,612,197
    Loans held for sale                                                                        824,494            1,826,549
    Reserve for loan losses                                                                 (1,053,589)          (1,067,840)
                                                                                        --------------       --------------
      Total loans                                                                          110,913,011          108,370,906
  Investment in Federal Home Loan Banks ("FHLBs")                                            2,419,151            2,030,027
  Foreclosed assets                                                                            244,188              274,767
  Premises and equipment                                                                     1,530,636            1,421,162
  Intangible assets                                                                            960,091            1,009,666
  Mortgage servicing rights                                                                    492,619              461,295
  Other assets                                                                               2,391,700            2,082,881
                                                                                        --------------       --------------
    Total assets                                                                        $  175,041,414       $  165,493,281
                                                                                        ==============       ==============
LIABILITIES
  Deposits:
    Interest-bearing checking accounts                                                  $    6,017,288       $    6,686,682
    Noninterest-bearing checking accounts                                                    7,528,790            6,774,049
    Savings accounts and money market deposit accounts ("MMDAs")                            31,499,804           28,285,868
    Time deposit accounts                                                                   38,079,432           43,745,542
                                                                                        --------------       --------------
      Total deposits                                                                        83,125,314           85,492,141
  Federal funds purchased and commercial paper                                               3,448,525            2,482,830
  Securities sold under agreements to repurchase ("reverse repurchase agreements")          26,286,536           17,519,538
  Advances from FHLBs                                                                       46,223,504           39,748,613
  Other borrowings                                                                           4,894,603            5,449,508
  Other liabilities                                                                          2,001,370            5,456,251
                                                                                        --------------       --------------
    Total liabilities                                                                      165,979,852          156,148,881

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares authorized - 582,765,123 and
    593,408,525 shares issued                                                                       --                   --
  Capital surplus - common stock                                                             2,574,473            2,994,653
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on available-for-sale securities                                   (395,077)              87,605
    Minimum pension liability adjustment                                                       (15,084)             (13,324)
  Retained earnings                                                                          6,897,250            6,275,466
                                                                                        --------------       --------------
    Total stockholders' equity                                                               9,061,562            9,344,400
                                                                                        --------------       --------------
      Total liabilities and stockholders' equity                                        $  175,041,414       $  165,493,281
                                                                                        ==============       ==============

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                      Capital       Accumulated                      Common
                                                                      Surplus-         Other                          Stock
                                                     Preferred        Common       Comprehensive     Retained           in
                                       Total           Stock           Stock       Income (Loss)     Earnings        Treasury
                                    -----------      ---------      -----------    -------------    -----------      ---------
                                                                    (dollars in thousands)
BALANCE, December 31, 1998          $ 9,344,400      $      --      $ 2,994,653      $  74,281      $ 6,275,466      $      --
Net income                              896,792             --               --             --          896,792             --
Cash dividends on common stock         (275,008)            --               --             --         (275,008)            --
Repurchase of common stock, net        (457,993)            --         (457,993)            --               --             --
Common stock issued through
  employee stock plans,
  including tax benefit                  37,583             --           37,583             --               --             --
Common stock issued under
  dividend reinvestment plan                230             --              230             --               --             --
Other comprehensive loss,
  net of related
  income tax benefit                   (484,442)            --               --       (484,442)              --             --
                                    -----------      ---------      -----------      ---------      -----------      ---------
BALANCE, June 30, 1999              $ 9,061,562      $      --      $ 2,574,473      $(410,161)     $ 6,897,250      $      --
                                    ===========      =========      ===========      =========      ===========      =========

BALANCE, December 31, 1997          $ 7,601,085      $ 597,262      $ 2,629,377      $  62,297      $ 5,244,509      $(932,360)
Net income                              769,375             --               --             --          769,375             --
Cash dividends on preferred
  stock                                 (15,279)            --               --             --          (15,279)            --
Cash dividends on common stock         (196,835)            --               --             --         (196,835)            --
Repurchase of common stock, net         (24,082)            --               --             --               --        (24,082)
Redemption or conversion of
  preferred stock                      (263,790)      (314,684)         (19,881)            --               --         70,775
Common stock issued to acquire
  Coast Savings Financial,
  Inc. ("Coast")                        925,143             --          373,078             --               --        552,065
Common stock issued through
  employee stock plans,
  including tax benefit                  87,575             --           84,788             --               --          2,787
Common stock issued under
  dividend reinvestment plan                149             --              149             --               --             --
Other comprehensive income,
  net of related income taxes            92,909             --               --         92,909               --             --
                                    -----------      ---------      -----------      ---------      -----------      ---------
BALANCE, June 30, 1998              $ 8,976,250      $ 282,578      $ 3,067,511      $ 155,206      $ 5,801,770      $(330,815)
                                    ===========      =========      ===========      =========      ===========      =========

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
                                                           (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $    896,792     $    769,375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                84,557           94,369
    Mortgage banking income                                 (66,383)         (67,662)
    Gain on sale of other assets                            (16,325)         (14,791)
    Depreciation and amortization                           160,031          153,006
    Stock dividends from FHLBs                              (61,300)         (51,500)
    Provision for recourse liability                          5,142           25,519
    Decrease in trading securities                            9,658           97,201
    Origination of loans held for sale                   (2,768,851)      (6,733,602)
    Sales of loans held for sale                          5,976,890        8,802,703
    Increase in other assets                               (318,835)         (55,716)
    Decrease in other liabilities                        (1,274,439)        (168,645)
    Other, net                                                9,333           (7,888)
                                                       ------------     ------------
      Net cash provided by operating activities           2,636,270        2,842,369

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities            (16,572,405)      (6,841,361)
  Purchases of held-to-maturity securities                  (86,510)         (12,036)
  Sales of available-for-sale securities                  1,930,570        1,150,512
  Maturities of available-for-sale securities               128,269          254,448
  Maturities of held-to-maturity securities                   2,408            2,712
  Principal payments on securities                        7,009,769        3,847,800
  Purchases of FHLB stock                                  (335,502)        (142,146)
  Purchases of loans                                     (2,905,987)        (668,739)
  Sales of loans                                             25,215           18,790
  Origination of loans, net of principal payments        (5,473,844)      (4,072,982)
  Proceeds from sales of foreclosed assets                  189,896          341,825
  Cash from Coast acquisition                                    --          399,591
  Purchases of premises and equipment                      (206,789)        (158,674)
  Other, net                                                     --          (12,602)
                                                       ------------     ------------
      Net cash used in investing activities             (16,294,910)      (5,892,862)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in deposits                                   (2,366,827)      (1,784,719)
  Increase in short-term borrowings                       3,220,314        3,284,697
  Proceeds from long-term borrowings                     60,072,591       36,417,472
  Repayments of long-term borrowings                    (47,621,381)     (35,060,623)
  Cash dividends paid on preferred and common stock        (275,008)        (212,114)
  Redemption of preferred stock                                  --         (263,813)
  Repurchase of common stock, net                          (457,993)         (24,082)
  Other capital transactions                                 36,924           57,253
                                                       ------------     ------------
      Net cash provided by financing activities          12,608,620        2,414,071
                                                       ------------     ------------
  Decrease in cash and cash equivalents                  (1,050,020)        (636,422)
  Cash and cash equivalents, beginning of period          2,756,974        2,719,997
                                                       ------------     ------------
  Cash and cash equivalents, end of period             $  1,706,954     $  2,083,575
                                                       ============     ============

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
                                                         (dollars in thousands)
NONCASH INVESTING ACTIVITIES
  Loans exchanged for MBS                               $2,335,484    $  647,020
  Loans exchanged for trading securities                        --       107,544
  Real estate acquired through foreclosure                 197,818       277,338
  Loans originated to facilitate the sale of
    foreclosed assets                                       28,973        35,939
  Loans held for sale originated to refinance
    existing loans                                       2,216,823     2,273,107
  Loans held in portfolio originated to refinance
    existing loans                                       2,210,116     1,044,551
  Trade date purchases not yet settled                     673,793            --
  Trade date sales not yet settled                              --       100,230

CASH PAID DURING THE PERIOD FOR
  Interest on deposits                                   1,551,258     1,769,645
  Interest on borrowings                                 2,007,509     1,516,457
  Income taxes                                             473,518       501,298

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

  Information used to calculate EPS was as follows:

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                     ------------------------------     ------------------------------
                                                         1999             1998              1999             1998
                                                     ------------    --------------     ------------    --------------
                                                             (dollars in thousands, except per share amounts)
Net income:
  Net income                                         $    452,674    $      398,601     $    896,792    $      769,375
  Less: accumulated dividends on preferred stock               --            (4,840)              --           (13,564)
                                                     ------------    --------------     ------------    --------------
  Basic net income attributable to common stock           452,674           393,761          896,792           755,811
  Add: accumulated dividends paid on convertible
    preferred stock                                            --             3,904               --             8,160
                                                     ------------    --------------     ------------    --------------
  Diluted net income attributable to common stock    $    452,674    $      397,665     $    896,792    $      763,971
                                                     ============    ==============     ============    ==============
Weighted average shares:
  Basic weighted average number of common shares
    outstanding                                       580,214,730       560,688,632      581,072,470       553,053,350
  Dilutive effect of outstanding common stock
    equivalents                                         2,179,938        22,787,039        2,387,996        23,416,731
                                                     ------------    --------------     ------------    --------------
  Diluted weighted average number of common
    shares outstanding                                582,394,668       583,475,671      583,460,466       576,470,081
                                                     ============    ==============     ============    ==============
Net income per common share:
  Basic                                              $       0.78    $         0.70     $       1.54    $         1.37
  Diluted                                                    0.78              0.68             1.54              1.33

  The decline in the dilutive effect of outstanding common stock equivalents from the prior year's periods was primarily attributable to the conversion to common stock of the Company's 6.00% Cumulative Convertible Preferred Stock, Series D in the third quarter of 1998, which caused a corresponding increase in the average number of common shares outstanding.

  As part of the business combination with Keystone Holdings, Inc., 12 million shares of common stock, with an assigned value of $27.7417 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings, Inc. and the FSLIC Resolution Fund and their transferees. The conditions upon which these shares are contingently issuable are not based on earnings or market price. The contingencies had not occurred at June 30, 1999, and, therefore, the contingently issuable shares have not been included in the above computations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2:  BORROWINGS

  Other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company as of both June 30, 1999 and December 31, 1998.

  In August 1999, the Company issued senior debt securities totaling $750.0 million and bearing a fixed rate of 7.50%. The notes are due on August 15, 2006.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3:  LINES OF BUSINESS

  Washington Mutual is managed along five major lines of business: mortgage banking, consumer banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business. Assets not originated through the Company's business operations are allocated to the treasury group. Prior to the Ahmanson merger and during the fourth quarter of 1998, Ahmanson was managed as a distinct business segment of Washington Mutual, and was therefore previously presented as a separate segment. Subsequent to year-end, management began integrating the operations of Ahmanson into the Company's five major lines of business. The corresponding information for periods in 1998 has been restated to conform with the Company's current basis of segmentation.

  Financial highlights by lines of business:

                                                                    Three Months Ended June 30, 1999
                                  ------------------------------------------------------------------------------------------------
                                 Mortgage       Consumer     Commercial   Financial     Consumer       Treasury/
                                 Banking        Banking       Banking      Services      Finance         Other            Total
                                ----------     ----------     --------     --------     ----------     ----------     ------------
                                                                        (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses     $  214,983     $  601,962     $ 98,069     $    501     $   54,454     $  135,882     $  1,105,851
Other income                        68,586        193,515       10,854       83,661          6,868            634          364,118
Transaction-related expense          9,352         24,992          283          722             --          1,220           36,569
Direct expense                      61,565        245,490       20,645       50,410         32,774          5,508          416,392
                                ----------     ----------     --------     --------     ----------     ----------     ------------
Income before income taxes         212,652        524,995       87,995       33,030         28,548        129,788        1,017,008
Income taxes                        78,944        194,897       32,771       12,518         11,132         48,182          378,444
                                ----------     ----------     --------     --------     ----------     ----------     ------------
Net income (before centrally
  managed expense)                 133,708        330,098       55,224       20,512         17,416         81,606          638,564
Centrally managed expense           72,729        210,262        5,490           86            262          6,834          295,663
Income taxes                       (27,000)       (78,057)      (2,045)         (33)          (102)        (2,536)        (109,773)
                                ----------     ----------     --------     --------     ----------     ----------     ------------
Net income                      $   87,979     $  197,893     $ 51,779     $ 20,459     $   17,256     $   77,308     $    452,674
                                ==========     ==========     ========     ========     ==========     ==========     ============

                         WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

                                                                  Six Months Ended June 30, 1999
                               --------------------------------------------------------------------------------------------------
                                 Mortgage      Consumer      Commercial     Financial     Consumer      Treasury/
                                 Banking       Banking         Banking      Services       Finance        Other          Total
                                ---------     -----------     ---------     ---------     ---------     ---------     -----------
                                                                       (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses     $ 422,935     $ 1,199,360     $ 199,256     $   1,095     $ 107,242     $ 261,458     $ 2,191,346
Other income                      142,746         373,580        18,878       154,491        13,523        13,044         716,262
Transaction-related expense        13,730          42,543           421         2,196            --         1,481          60,371
Direct expense                    126,305         487,980        40,718        96,322        67,048         9,485         827,858
                                ---------     -----------     ---------     ---------     ---------     ---------     -----------
Income before income taxes        425,646       1,042,417       176,995        57,068        53,717       263,536       2,019,379
Income taxes                      158,052         387,073        65,894        21,634        20,948        97,930         751,531
                                ---------     -----------     ---------     ---------     ---------     ---------     -----------
Net income (before centrally
  managed expense)                267,594         655,344       111,101        35,434        32,769       165,606       1,267,848
Centrally managed expense         149,202         415,067        11,250           218           635        13,890         590,262
Income taxes                      (55,402)       (154,124)       (4,188)          (83)         (248)       (5,161)       (219,206)
                                ---------     -----------     ---------     ---------     ---------     ---------     -----------
Net income                      $ 173,794     $   394,401     $ 104,039     $  35,299     $  32,382     $ 156,877     $   896,792
                                =========     ===========     =========     =========     =========     =========     ===========

                                                                          June 30, 1999
                                --------------------------------------------------------------------------------------------------
Total assets                    $32,686,457    $85,861,092    $19,123,506    $117,758    $2,909,371    $34,343,230    $175,041,414
                                ===========    ===========    ===========    ========    ==========    ===========    ============

                                                               Three Months Ended June 30, 1998
                               -----------------------------------------------------------------------------------------------
                                 Mortgage       Consumer    Commercial    Financial     Consumer    Treasury/
                                 Banking        Banking       Banking      Services     Finance       Other          Total
                                ----------     ----------     --------     --------     --------     --------     ------------
                                                                     (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses     $  164,730     $  641,257     $ 95,618     $    660     $ 49,657     $ 93,381     $  1,045,303
Other income                       128,437        150,281        4,575       62,234        5,777      (21,901)         329,403
Transaction-related expense          5,547         14,277          216        2,624           --        1,809           24,473
Direct expense                      59,023        238,458       18,007       42,222       32,637       17,500          407,847
                                ----------     ----------     --------     --------     --------     --------     ------------
Income before income taxes         228,597        538,803       81,970       18,048       22,797       52,171          942,386
Income taxes                        89,284        205,350       31,249        6,885        9,001       19,998          361,767
                                ----------     ----------     --------     --------     --------     --------     ------------
Net income (before centrally
  managed expense)                 139,313        333,453       50,721       11,163       13,796       32,173          580,619
Centrally managed expense           78,445        201,992        4,435          358          255        9,943          295,428
Income taxes                       (30,638)       (76,984)      (1,691)        (137)        (101)      (3,859)        (113,410)
                                ----------     ----------     --------     --------     --------     --------     ------------
Net income                      $   91,506     $  208,445     $ 47,977     $ 10,942     $ 13,642     $ 26,089     $    398,601
                                ==========     ==========     ========     ========     ========     ========     ============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                 Six Months Ended June 30, 1998
                              ---------------------------------------------------------------------------------------------------
                                 Mortgage      Consumer      Commercial    Financial     Consumer     Treasury/
                                 Banking       Banking        Banking      Services      Finance         Other          Total
                              ------------   ------------   ------------   ---------   -----------   ------------   -------------
                                                                     (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses   $    366,887   $  1,260,060   $    187,704   $   1,165   $    98,564   $    141,250   $   2,055,630
Other income                       184,894        283,030         11,242     115,541        12,266        (13,208)        593,765
Transaction-related expense         12,263         37,365            634       2,756            --          3,264          56,282
Direct expense                     121,915        459,218         37,728      83,298        66,417         33,089         801,665
                              ------------   ------------   ------------   ---------   -----------   ------------   -------------
Income before income taxes         417,603      1,046,507        160,584      30,652        44,413         91,689       1,791,448
Income taxes                       161,310        398,888         61,219      11,751        17,573         35,110         685,851
                              ------------   ------------   ------------   ---------   -----------   ------------   -------------
Net income (before centrally
  managed expense)                 256,293        647,619         99,365      18,901        26,840         56,579       1,105,597
Centrally managed expense          140,375        372,908          9,935       1,937           435         18,956         544,546
Income taxes                       (54,224)      (142,138)        (3,787)       (743)         (173)        (7,259)       (208,324)
                              ------------   ------------   ------------   ---------   -----------   ------------   -------------
Net income                    $    170,142   $    416,849   $     93,217   $  17,707   $    26,578   $     44,882   $     769,375
                              ============   ============   ============   =========   ===========   ============   =============

                                                                          June 30, 1998
                              ---------------------------------------------------------------------------------------------------
Total assets                  $ 29,592,109   $ 91,295,004   $ 20,169,581   $ 104,322   $ 2,492,109   $ 12,400,147   $ 156,053,272
                              ============   ============   ============   =========   ===========   ============   =============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4: IMPACT OF APPLICABLE RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The effect of the adoption of this statement on the results of operations or the financial condition of the Company has not yet been determined.

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

NOTE 5:  LONG BEACH FINANCIAL CORPORATION MERGER

  On May 19, 1999, Washington Mutual announced that the Company had signed a definitive agreement to purchase California-based Long Beach Financial Corporation ("Long Beach"). Each share of Long Beach common stock will be converted into the right to receive cash in the amount of $15.50 or a number of shares of Washington Mutual common stock determined by dividing $15.50 by the current market value of Washington Mutual common stock. On a pro forma combined basis, the purchase is expected to create goodwill of approximately $280 million. The transaction requires the approvals of certain state regulators and Long Beach shareholders and is expected to close by the beginning of the fourth quarter of 1999.

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

  As interest rates decreased during 1998, the Company experienced a substantial increase in the percentage of fixed-rate single-family residential ("SFR") mortgage originations. Since the Company's policy is to sell a substantial portion of its fixed-rate originations, during 1998 and the first half of 1999, the Company purchased investment grade mortgage-backed securities ("MBS") and whole loans in the secondary market in order to utilize its excess capital. These purchases, however, created assets with generally lower rates of return than loans originated by the Company and retained in its portfolio.

  Commencing in late 1998 and continuing through early 1999, mortgage interest rates generally decreased. During the second quarter of 1999, a rise in long-term interest rates prompted renewed interest in adjustable-rate mortgage ("ARM") loans with a corresponding decrease in fixed-rate loan originations. ARMs comprised 60% of the Company's SFR originations in the first six months of 1999 compared to 44% in the first six months of 1998. Despite this increase in ARM originations, principal repayments in the Company's MBS and loan portfolios have remained above 20%. Although the Company has continued to purchase whole loans and MBS in the secondary market, it has not been able to achieve its asset growth goals at anticipated spreads.

  In April 1999, the Company's Board of Directors approved a share repurchase program to acquire up to 20 million shares of common stock. During the second quarter of 1999, the Company repurchased 12.3 million common shares at an average price of $37.21. In May 1999, the Company's Board of Directors authorized the repurchase of common shares which the Company intends to reissue to shareholders of Long Beach Financial Corporation as consideration in the pending merger with Long Beach Financial. In July 1999, the Board of Directors authorized the Company to repurchase up to 30 million additional shares.

RESULTS OF OPERATIONS

  NET INTEREST INCOME. Net interest income for the second quarter of 1999 was $1.15 billion, a 5% increase from $1.09 billion in the second quarter of 1998. The increase was due to an 11% rise in average interest-earning assets to $167.43 billion from $150.28 billion in the second quarter of 1998, which more than offset the decline in the net interest spread to 2.58% in the second quarter of 1999 from 2.72% in the second quarter of 1998. The 6% increase in net interest income for the first half of 1999 to $2.28 billion was also due to an 11% rise in average interest-earning assets from the first half of 1998. The net interest spread declined to 2.60% in the first six months of 1999 from 2.73% for the same period in 1998. The Company's net interest margin declined to 2.74% in the second quarter of 1999 from 2.89% for the same period in 1998. Similarly, the net interest margin declined to 2.76% in the first half of 1999 from 2.90% for the same period in 1998.

  The yield on loans declined 43 basis points to 7.36% for the second quarter of 1999 from 7.79% for the same period in 1998. The yield on loans declined 40 basis points to 7.40% for the first half of 1999 from 7.80% for the same period in 1998. This resulted from a gradual decline in market interest rates during 1998 and early 1999, which reduced the yield on the Company's ARM portfolio and encouraged the prepayment of loans with higher rates. In addition, rates on new ARMs originated by the Company were generally lower than the rates on loans in the Company's portfolio.

  The yield on MBS declined 51 basis points to 6.61% for the second quarter of 1999 from 7.12% for the same period in 1998. This decline was attributable to paydowns on higher yielding MBS, purchases of $13.15 billion of MBS at a weighted average rate of 6.33% during the latter half of 1998 and $14.75 billion at a weighted average rate of 6.25% during the first half of 1999, and the downward effect of market interest rates on repricing of adjustable-rate MBS. The yield on MBS declined 51 basis points to 6.68% for the first half of 1999 from 7.19% for the same period a year ago.

  The 39 basis points decrease in the cost of deposits to 3.79% for second quarter 1999 from 4.18% for the same period in 1998 was primarily a result of a change in the composition of deposits. Higher-costing time deposits decreased from 57% of total deposits at June 30, 1998 to 46% at June 30, 1999, which reflected the Company's focus on growing retail transaction accounts rather than time deposits. Transaction accounts, consisting of savings accounts, money market deposit accounts ("MMDAs") and checking accounts, have the benefit of lower interest costs, compared with time deposits.

  The Company's cost of borrowings declined 63 basis points to 5.26% for second quarter 1999 from 5.89% for second quarter 1998, reflecting a decline in short-term rates. For example, the three-month London Interbank Offering Rate ("LIBOR") dropped from an average rate of 5.69% during second quarter 1998 to an average rate of 5.07% for second quarter 1999. At June 30, 1999, 46% of the Company's borrowings were indexed to LIBOR. Although there was a modest rise in interest rates late in the second quarter of 1999, the Company's overall cost of borrowings was lower during the first half of 1999, compared with the same period in 1998. The cost of borrowings decreased 59 basis points to 5.34% for the first half of 1999, as compared with 5.93% for the same period a year ago.

  Selected average financial balances and the net interest spread and margin were as follows:

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                          -----------------------------     -----------------------------
                                              1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
                                                              (dollars in thousands)
Average Balances:
  Loans                                   $109,523,390     $105,844,558     $109,400,323     $103,889,404
  MBS                                       54,227,044       40,323,676       50,019,420       38,787,855
  Investment securities                      3,681,555        4,116,370        3,646,188        4,079,243
                                          ------------     ------------     ------------     ------------
    Total interest-earning assets          167,431,989      150,284,604      163,065,931      146,756,502

  Deposits                                  83,920,105       88,979,283       84,103,172       87,643,595
  Borrowings                                77,666,546       56,170,181       72,861,536       54,047,066
                                          ------------     ------------     ------------     ------------
    Total interest-bearing liabilities     161,586,651      145,149,464      156,964,708      141,690,661

  Total assets                             173,205,859      156,435,935      168,748,350      152,806,969
  Stockholders' equity                       9,509,791        8,847,867        9,483,253        8,496,603

Weighted Average Yield On:
  Loans                                           7.36%            7.79%            7.40%            7.80%
  MBS                                             6.61             7.12             6.68             7.19
  Investment securities                           5.54             6.28             5.55             6.21

    Interest-earning assets                       7.07             7.57             7.14             7.60

Weighted Average Cost of:
  Deposits                                        3.79             4.18             3.85             4.21
  Borrowings                                      5.26             5.89             5.34             5.93

    Interest-bearing liabilities                  4.49             4.85             4.54             4.87

  Net interest spread                             2.58             2.72             2.60             2.73
  Net interest margin                             2.74             2.89             2.76             2.90

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

                                   Three Months Ended June 30,                Six Months Ended June 30,
                                          1999 vs. 1998                             1999 vs. 1998
                              -------------------------------------     -------------------------------------
                                    Increase/(Decrease) Due to                Increase/(Decrease) Due to
                              -------------------------------------     -------------------------------------
                                Volume        Rate          Total        Volume         Rate          Total
                              ---------     ---------     ---------     ---------     ---------     ---------
                                                         (dollars in thousands)
Interest Income:
  Loans                       $  69,850     $(116,386)    $ (46,536)    $ 209,058     $(217,289)    $  (8,231)
  MBS                           232,553       (55,334)      177,219       380,594      (103,109)      277,485
  Investment securities          (6,450)       (7,194)      (13,644)      (12,686)      (12,647)      (25,333)
                              ---------     ---------     ---------     ---------     ---------     ---------
    Total interest income       295,953      (178,914)      117,039       576,966      (333,045)      243,921

Interest Expense:
  Deposits                      (50,835)      (83,900)     (134,735)      (71,991)     (152,913)     (224,904)
  Borrowings                    289,674       (96,911)      192,763       512,478      (169,557)      342,921
                              ---------     ---------     ---------     ---------     ---------     ---------
    Total interest expense      238,839      (180,811)       58,028       440,487      (322,470)      118,017
                              ---------     ---------     ---------     ---------     ---------     ---------
      Net interest income     $  57,114     $   1,897     $  59,011     $ 136,479     $ (10,575)    $ 125,904
                              =========     =========     =========     =========     =========     =========

  OTHER INCOME. Other income was $364.1 million and $716.3 million for the second quarter and first six months of 1999, compared with $329.4 million and $593.8 million for the same periods in 1998.

  Other income consisted of the following:

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           ----------------------    ------------------------
                                             1999         1998          1999          1998
                                           --------    ----------    ----------    ----------
                                                        (dollars in thousands)
Depositor and other retail banking fees    $182,114    $  135,216    $  345,531    $  254,696
Loan servicing income                        23,881        30,926        49,912        63,273
Loan related income                          26,859        30,161        53,406        55,252
Securities fees and commissions              69,364        51,701       128,886        98,486
Insurance fees and commissions               10,269        13,586        20,939        26,377
Mortgage banking income                      28,021        40,614        66,383        67,662
Gain on sale of other assets                  4,392        13,640        16,325        14,787
Provision for recourse liability                 --       (10,314)       (5,142)      (25,519)
Other operating income                       19,218        23,873        40,022        38,751
                                           --------    ----------    ----------    ----------
    Total other income                     $364,118    $  329,403    $  716,262    $  593,765
                                           ========    ==========    ==========    ==========

  Depositor and other retail banking fees of $182.1 million for the second quarter of 1999 increased from $135.2 million for the same period a year ago. Depositor and other retail banking fees of $345.5 million for the first six months of 1999 increased from $254.7 million for the same period a year ago. The increases primarily reflected the implementation of the Company's consumer banking strategy in the former Great Western and American Savings Bank financial centers. The strategy emphasizes the sale of value-added, fee-based services and an increased emphasis on the collection of fees. Additionally, an 8% increase in the number of checking accounts contributed to the increase in fees.

  The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. The number of net new retail checking accounts increased by 78,622 accounts during the second quarter of 1999 and 172,284 accounts during the first half of 1999.

  Securities fees and commissions increased to $69.4 million in the second quarter of 1999 from $51.7 million for the same period in 1998. These fees increased to $128.9 million in the first six months of 1999 from $98.5 million for the comparable period in 1998. The increases were primarily attributable to higher sales of mutual funds and annuities. In addition, the former Ahmanson securities brokerage business began to offer Washington Mutual's products and services in early 1999, which generate higher fees.

  Loan servicing income declined to $23.9 million for the second quarter of 1999 from $30.9 million for the comparable period in 1998. Loan servicing income declined to $49.9 million for the six months ended June 30, 1999 from $63.3 million for the same period in 1998 due primarily to a four basis point drop in the average servicing fee. The decrease for the first six months of 1999 was primarily due to a 5.5 basis point drop in the average servicing fee.

  The Company had mortgage banking income during the second quarter of 1999 of $28.0 million, compared with $40.6 million for the same period a year ago. It is the Company's strategy to sell the majority of its conforming fixed-rate loan production in the secondary market. However, due to the anticipated rise in interest rates and resulting customer shift to ARMs, the Company originated and therefore sold fewer fixed-rate mortgage loans during second quarter 1999. Fixed-rate SFR loan originations declined to $3.77 billion during second quarter 1999 from $4.50 billion in first quarter 1999 and $5.59 billion in second quarter 1998. The Company had mortgage banking income during the first half of 1999 of $66.4 million, compared with $67.7 million for the same period a year ago. Fixed-rate SFR loan originations decreased to $8.27 billion during the first half of 1999, compared with $10.88 billion for the same period a year ago.

  The sale of other assets resulted in net gains of $4.4 million for the second quarter of 1999, compared with $13.6 million for the same period in 1998. The net gains in the second quarter of 1999 included a $2.1 million gain on the sale of receivables related to financial services activities and a $1.2 million gain on the sale of certain commercial banking trust assets. The net gains during the second quarter of 1998 primarily resulted from sales and calls of mortgage-backed and investment securities as well as an increase in the valuation of securities held for trading.

  The sale of other assets resulted in net gains of $16.3 million during the six months ended June 30, 1999, compared with $14.8 million for the same period in 1998. In addition to the gains recognized during the second quarter of 1999, the net gains during the first half of 1999 included a $7.1 million gain recognized on the sale of the former Coast headquarters property and a $1.8 million gain on the sale of assets associated with the expiration of a leveraged lease.

  There was no provision for recourse liability in the second quarter of 1999, compared with $10.3 million for the same period in 1998. This provision declined to $5.1 million in the first half of 1999 from $25.5 million for the same period one year ago. The June 1999 quarterly analysis of the recourse liability on loans securitized and retained with recourse and loans sold with recourse confirmed the adequacy of the recourse liability when compared to the recourse obligation at June 30, 1999.

  OTHER EXPENSE. Other expense totaled $748.6 million and $1.48 billion for the second quarter and first six months of 1999, compared with $727.7 million and $1.40 billion for the same periods in 1998.

  Other expense consisted of the following:

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                          -----------------------    ------------------------
                                                             1999          1998         1999          1998
                                                          ----------     --------    ----------    ----------
                                                                        (dollars in thousands)
Salaries and employee benefits                            $  302,120     $305,407    $  603,729    $  596,638
Occupancy and equipment:
  Premises and equipment                                      86,676       98,974       171,000       195,096
  Data processing                                             50,484       27,392       101,064        51,487
                                                          ----------     --------    ----------    ----------
    Total occupancy and equipment                            137,160      126,366       272,064       246,583
Telecommunications and outsourced information services        67,180       66,729       137,244       126,290
Regulatory assessments                                        14,840       16,635        30,203        32,891
Transaction-related expense                                   36,569       24,473        60,371        56,282
Amortization of intangible assets                             23,262       26,241        48,635        49,825
Foreclosed asset (income) expense                               (869)      10,345           729        19,228
Other operating expense:
  Advertising and promotion                                   28,883       30,609        55,733        57,663
  Operating losses and settlements                            31,874       14,002        58,691        26,697
  Postage                                                     21,333       18,655        43,384        36,585
  Professional fees                                           16,995       19,685        33,212        31,038
  Office supplies                                              9,285       12,120        17,133        23,043
  Other                                                       59,992       56,481       117,363        99,730
                                                          ----------     --------    ----------    ----------
    Total other operating expense                            168,362      151,552       325,516       274,756
                                                          ----------     --------    ----------    ----------
    Total other expense                                   $  748,624     $727,748    $1,478,491    $1,402,493
                                                          ==========     ========    ==========    ==========

  Salaries and employee benefits decreased to $302.1 million for the second quarter of 1999 from $305.4 million for the same period in 1998. Salaries and employee benefits increased to $603.7 million for the first six months of 1999 from $596.6 million for the same period in 1998. Despite decreases in full-time equivalent employees ("FTE") in administrative support areas, FTE increased during the first half of 1999 because of additions to staff in loan production and deposit operation areas. FTE were 28,108 at June 30, 1999, compared with 27,768 at June 30, 1998 and 27,931 at March 31, 1999. Also affecting the decrease in salaries and employee benefits was the alignment of Ahmanson loan agent compensation with the Washington Mutual model. The decline was partially offset by a lower deferral of salary and benefits expense resulting from improved efficiencies in originating loans, which resulted in lower origination costs.

  Occupancy and equipment expense was $137.2 million for the second quarter of 1999, up from $126.4 million for the same period a year ago. Occupancy and equipment expense was $272.1 million for the first six months of 1999 compared with $246.6 million for the same period in 1998. The primary contributors to these increases were computer system upgrades and the conversion of systems at the former Ahmanson financial centers to Washington Mutual's platforms. Also contributing to the increase were higher rental expenses, a higher volume of maintenance expenses and an increase in property taxes.

  Telecommunications and outsourced information services expense increased slightly to $67.2 million for the second quarter of 1999 from $66.7 million for the same period in 1998. For the first six months of 1999, this expense was $137.2 million, up from $126.3 million for the same period a year ago. These changes reflected increased volume and usage, resulting from the Company's growth, the need for higher levels of customer support services, and the continued use of outsourced data processing services.

  As a result of merger activity, the Company recorded transaction-related expense of $36.6 million for the second quarter of 1999 and $24.5 million for the same period in 1998. For the first six months of 1999 and 1998, this expense was $60.4 million and $56.3 million. The majority of the charges were for contract and temporary employment services, severance and related payments, facilities and equipment impairment, and other costs, which are being expensed as incurred. Transaction-related expense in the first quarter of 1998 included $23.2 million related to the Coast acquisition. The Company continued to incur transaction-related expenses in connection with the Ahmanson merger in second quarter 1999, during which time several key computer systems were converted.

  During the second quarter of 1999, these transaction-related expenses were partially offset by reductions in the estimates of facilities holding costs of $7.9 million and other accruals of $1.1 million. The reduction in estimates of facilities holding costs and lease payments is attributable in part to the fact that certain office space was subleased more quickly and at higher rates than expected.

  The Company expected staff reductions related to the Ahmanson merger of approximately 3,400. As of June 30, 1999, 2,978 employee separations had occurred. The majority of the remaining employee separations are planned to be completed by the end of September 1999. The actual number of staff reductions is not anticipated to be materially different from the original estimate.

  At June 30, 1999, the carrying amount of all assets acquired through mergers and held for future disposal was $52.0 million.

  Reconciliation of the transaction-related expense and accrual activity was as follows:

                                                    Three Months
                                    March 31,           Ended          June 30,     Three Months
                                      1999          June 30, 1999        1999          Ended
                                    Accrued       Activity Charged      Accrued    June 30, 1999
                                    Balance      Against Accrual(1)     Balance    Period Costs(2)
                                    ---------    ------------------    ---------   ---------------
                                                     (dollars in thousands)
Severance                           $  56,217         $ (36,357)        $ 19,860       $  4,544
Premises and equipment                156,110           (35,082)         121,028         (3,143)
Legal, underwriting and other
  direct transaction costs                 --                --               --          2,072
Contract cancellation costs             6,817              (890)           5,927            123
Other                                      --                --               --         32,973
                                    ---------         ---------         --------       --------
                                    $ 219,144         $ (72,329)        $146,815       $ 36,569
                                    =========         =========         ========       ========

                                                          Six Months
                                      December 31,           Ended           June 30,      Six Months
                                         1998            June 30, 1999         1999           Ended
                                        Accrued        Activity Charged      Accrued      June 30, 1999
                                        Balance        Against Accrual(1)    Balance      Period Costs(2)
                                      ------------     ------------------    --------     ---------------
                                                          (dollars in thousands)
Severance                              $  86,014           $ (66,154)        $ 19,860        $  9,889
Premises and equipment                   158,932             (37,904)         121,028           2,771
Legal, underwriting and other
  direct transaction costs                    --                  --               --           4,041
Contract cancellation costs               15,678              (9,751)           5,927          (6,578)
Other                                      1,406              (1,406)              --          50,248
                                       ---------           ---------         --------        --------
                                       $ 262,030           $(115,215)        $146,815        $ 60,371
                                       =========           =========         ========        ========
-----------

(1) Amounts include activity charged against the accrual, additional accruals and reversals of excess accruals.
(2)   Amounts include additional accruals and reversals of excess accruals.

  Amortization of intangible assets was $48.6 million for the first six months of 1999, down slightly from $49.8 million for the same period in 1998. In February 1998, Ahmanson acquired Coast under the purchase accounting method, which created intangible assets of $516.5 million and amortization expense of $14.2 million in the first six months of 1999, compared with $10.1 million in the same period of 1998. This increase was offset by the $3.3 million decrease from goodwill and other intangible assets that were fully amortized during the second quarter of 1999.

  Foreclosed assets generated net income of $0.9 million during second quarter 1999, compared with net expense of $10.3 million during the same period in 1998. Similarly, foreclosed asset expense declined to $0.7 million for the first half of 1999 from $19.2 million for the comparable period in 1998. The decrease for the comparable second quarters primarily reflected a $5.1 million decline in write downs and increased net gains on the sales of real estate owned of $3.8 million. For the first six months of 1999, compared with the same period a year ago, the decrease in foreclosed asset expense was primarily comprised of an $8.4 million increase in net gains on the sales of real estate owned and a $7.4 million decline in write downs. The overall decrease in foreclosed asset expense during the 1999 periods, compared with the same periods in 1998, reflected the improvement in real estate values, as shown by the higher gains and lower write downs.

  Other operating expense increased to $168.4 million in the second quarter of 1999 from $151.6 million for the same period in 1998 primarily as a result of an increase in operating losses and settlements to $31.9 million for second quarter 1999 from $14.0 million for the same period a year ago. Other operating expense increased to $325.5 million during the first six months of 1999 from $274.8 million for the same period in 1998. The higher operating losses and settlements reflected the continued growth in deposit accounts and losses related to deposit system conversions in connection with the Ahmanson merger. Postage costs also increased by $2.7 million and $6.8 million for the second quarter and first six months of 1999 as a result of the Ahmanson merger, which required several special customer notifications as well as increased mailings related to various marketing campaigns.

  For the six months ended June 30, 1999, the other category of other operating expense increased to $117.4 million from $99.7 million for the same period a year ago. Included in the other category are items such as travel and training, loan expenses, other proprietary mutual fund expense, other real estate expense, outside printing and forms, security services, contributions, insurance and other miscellaneous expense. Overall, the higher level of other operating expense reflects the growth and geographic expansion of the Company.

  TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. Income taxes of $268.7 million and $532.3 million for the second quarter and first six months of 1999 represented an effective tax rate of 37.25%. Income taxes were $248.4 million and $477.5 million for the second quarter and first six months of 1998, which represented effective tax rates of 38.39% and 38.30%. The decline in the effective tax rate was due, in part, to benefits realized from certain tax strategies of the Company.

REVIEW OF FINANCIAL CONDITION

  ASSETS. At June 30, 1999, the Company's total assets were $175.04 billion, an increase of 6% from $165.49 billion at December 31, 1998. The asset growth was the result of loan originations and asset purchases, partially offset by payments on loans and MBS.

  SECURITIES. The Company's securities portfolio increased by $7.30 billion to $54.38 billion during the first half of 1999 due to the purchase of $14.75 billion in investment grade MBS in the secondary market. At June 30, 1999, 55% of MBS in the Company's securities portfolio were adjustable rate, compared with 71% at December 31, 1998. At June 30, 1999, of the $29.61 billion in MBS with an adjustable rate, 82% were indexed to COFI, 13% were indexed to U.S. Treasury securities, and 5% were indexed to LIBOR.

  LOANS. Total loans (net of reserve for loan losses) at June 30, 1999 were $110.91 billion, a 2% increase from $108.37 billion at December 31, 1998. Loans held in portfolio increased by $3.53 billion during the first half of 1999 as a result of originations of $20.53 billion offset by a high level of prepayment activity during the first six months of 1999, compared with the same period a year ago. The $1.00 billion decrease in loans held for sale was primarily due to lower fixed-rate loan production. During the first six months of 1999, the Company purchased $1.75 billion of whole loans, of which $1.04 billion were subprime loans at a weighted average yield of 8.27%.

  ARM production accounted for 66% and 60% of total SFR originations in the second quarter and first six months of 1999, up from 48% and 44% for the same periods a year ago. In particular, medium-term ARM originations rose to 39% of total SFR originations in the second quarter of 1999 from 20% in the second quarter of 1998. Similarly, for the first half of 1999, these originations rose to 36% from 20% for the same period in 1998. The shift by borrowers from fixed-rate mortgages to medium-term ARMs was in response to a recent increase in rates for fixed-rate loans and a steepening of the yield curve. The difference between the yield on a three-month U.S Treasury bill and a ten-year U.S. government note averaged 90 basis points and 73 basis points in the second quarter of 1999 and first six months of 1999, compared with 50 basis points and 45 basis points for the same periods in 1998.

  LIABILITIES. Due to increased market competition for customer deposits, the Company has increasingly relied upon wholesale borrowings to fund its asset growth. The decrease in deposits from $85.49 billion at December 31, 1998 to $83.13 billion at June 30, 1999 reflected the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. The Company's strategy has been to increase its ratio of transaction accounts to total deposits. As a result of this strategy, transaction accounts have increased as a percentage of total deposits to 54% at June 30, 1999, from 49% at year-end 1998. Transaction accounts generally carry lower interest costs to the Company, compared with time deposit accounts. Even though transaction accounts are more liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding than time deposits.

  The Company's asset growth during the first half of 1999 was funded by borrowings in the form of securities sold under agreements to repurchase ("reverse repurchase agreements") and advances from the FHLBs of Seattle and San Francisco. The exact mix of borrowings at any given time is dependent upon a variety of factors, primarily the market pricing of the individual borrowing sources.

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

  During the second quarter of 1999, net charge offs increased to $59.0 million from $42.0 million for the same period in 1998. Net charge offs increased to $104.0 million for the first half of 1999 from $93.7 million for the same period a year ago. Included in the 1999 periods were charge offs of $17.8 million in previously established specific reserves on four commercial real estate properties that were obtained through acquisitions. Excluding the charge off of these specific reserves, charge offs have continued to decline from 1998 levels, which reflects the improvements in credit quality and real estate values. The Company's analysis of these trends, growth in the loan portfolio and other factors considered in the quarterly determination of the adequacy of the loan loss reserve resulted in a lower provision for loan losses from the prior year's periods.

  The provision for loan losses declined to $42.9 million for second quarter 1999 from $44.4 million for the same period a year ago. Similarly, the provision for the first six months of 1999 was $84.6 million, down from $94.4 million for the comparable period in 1998. Because of favorable credit trends, the provision for loan losses was $16.1 million and $19.5 million less than net charge offs for the second quarter and first half of 1999. The Company's consistent application of its loan loss reserve methodology has resulted in reduced provision levels. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

  Changes in the reserve for loan losses were as follows:

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                    ------------------------------      ------------------------------
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
                                                                           (dollars in thousands)
Balance, beginning of period                        $  1,069,719      $  1,153,921      $  1,067,840      $  1,047,845
Provision for loan losses                                 42,857            44,394            84,557            94,369
Reserves added through business combinations                  --                --                --           107,830
Reserves transferred to recourse liability                    --                --            (7,500)               --
Reserves transferred from other liabilities                   --                --            12,714                --
Loans charged off:
  SFR and SFR construction                                (8,524)          (17,046)          (19,604)          (39,042)
  Manufactured housing, second mortgage and
    other consumer                                       (10,435)           (9,097)          (23,845)          (18,295)
  Commercial business                                     (1,261)           (1,408)           (3,716)           (2,767)
  Commercial real estate                                 (22,878)           (9,225)          (26,803)          (18,970)
  Consumer finance                                       (22,808)          (21,588)          (46,632)          (43,693)
                                                    ------------      ------------      ------------      ------------
                                                         (65,906)          (58,364)         (120,600)         (122,767)
Recoveries of loans previously charged off:
  SFR and SFR construction                                   152             5,597             2,247             8,699
  Manufactured housing, second mortgage and
    other consumer                                           737               524             1,274               982
  Commercial business                                        223                88               451               184
  Commercial real estate                                   1,692             5,518             4,366            10,263
  Consumer finance                                         4,115             4,669             8,240             8,942
                                                    ------------      ------------      ------------      ------------
                                                           6,919            16,396            16,578            29,070
                                                    ------------      ------------      ------------      ------------
Net charge offs                                          (58,987)          (41,968)         (104,022)          (93,697)
                                                    ------------      ------------      ------------      ------------
Balance, end of period                              $  1,053,589      $  1,156,347      $  1,053,589      $  1,156,347
                                                    ============      ============      ============      ============
Net charge offs as a percentage of average loans            0.22%             0.16%             0.19%             0.18%

  An analysis of the reserve for loan losses was as follows:

                                                                 June 30,         December 31,
                                                                   1999               1998
                                                                ----------        ------------
                                                                     (dollars in thousands)
Specific and allocated reserves:
  Commercial real estate                                        $   84,983         $  133,167
  Commercial business                                               18,158              9,690
  Builder construction                                               3,622                852
                                                                ----------         ----------
                                                                   106,763            143,709
Unallocated reserves                                               946,826            924,131
                                                                ----------         ----------
                                                                $1,053,589         $1,067,840
                                                                ==========         ==========
Total reserve for loan losses as a percentage of:
  Nonaccrual loans                                                     128%               114%
  Nonperforming assets                                                  99                 88
  Total loans (exclusive of the reserve for loan losses)              0.94               0.98

  Based on the Company's quarterly analysis of the adequacy of the reserve for loan losses, the reserve decreased slightly from year-end 1998 to June 30, 1999. As a result of this decline and the $2.53 billion increase in the loan portfolio, the reserve as a percentage of the overall loan portfolio declined during the first half of 1999. However, the reserve as a percentage of nonaccrual loans and nonperforming assets has increased due to the decline in these assets. See "Nonperforming Assets." This decline reflects the overall improvement in credit quality, as described above.

  The Company follows the practice of securitizing (with and without recourse) certain loans and retaining them in its investment portfolio. The Company's intent is to hold the majority of these securities to maturity. In addition to retaining securitized loans with recourse, the Company has, from time to time, sold these securities in the secondary market.

  At June 30, 1999, the Company had $21.85 billion of loans securitized and retained with recourse, and $5.18 billion of loans and MBS sold with recourse. At June 30, 1999, the total liability for this recourse was $122.0 million.

  Changes in the recourse liability were as follows:

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                            -----------------------     -----------------------
                                                               1999          1998          1999          1998
                                                            ----------     --------     ----------     --------
                                                                          (dollars in thousands)
Balance, beginning of period                                $  127,966     $ 77,661     $  144,257     $ 80,157
Transfer of reserve on held-to-maturity REMIC securities            --           --        (22,500)          --
Transfer from reserve for loan losses                               --           --          7,500           --
Charge offs, net of provision for losses                        (5,963)      (3,614)        (7,254)      (6,110)
                                                            ----------     --------     ----------     --------
Balance, end of period                                      $  122,003     $ 74,047     $  122,003     $ 74,047
                                                            ==========     ========     ==========     ========

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

  Nonperforming assets were $1.06 billion or 0.61% of total assets at June 30, 1999, compared with $1.21 billion or 0.73% of total assets at December 31, 1998.

  Nonperforming assets consisted of the following:

                                                            June 30,        December 31,
                                                              1999              1998
                                                           ----------       ------------
                                                               (dollars in thousands)
Nonaccrual loans:
  SFR                                                      $  649,379        $  752,261
  SFR construction                                             12,210             9,188
  Manufactured housing                                         16,391            14,669
  Second mortgage and other consumer                           30,289            24,284
  Commercial business                                           6,994             7,416
  Apartment buildings                                          37,167            43,653
  Other commercial real estate                                 14,244            33,077
  Consumer finance                                             53,744            53,412
                                                           ----------        ----------
                                                              820,418           937,960
Foreclosed assets                                             244,188           274,767
                                                           ----------        ----------
                                                           $1,064,606        $1,212,727
                                                           ==========        ==========
Nonperforming assets as a percentage of total assets             0.61%             0.73%

  SFR nonaccrual loans declined $102.9 million from December 31, 1998 to June 30, 1999. In addition, commercial real estate nonaccrual loans dropped $25.3 million during the same period. The decrease in these nonaccrual loans is primarily due to the improvement in the California economy.

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

  One key component of the Company's program is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At June 30, 1999, 73% of the Company's total SFR loan and MBS portfolio had adjustable rates, compared with 80% at December 31, 1999 due to purchases of fixed-rate MBS primarily in the first quarter of 1999.

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

  Regulations promulgated by the Office of Thrift Supervision ("OTS") require that the Company's federal savings banks maintain for each calendar quarter an average daily balance of liquid assets at least equal to 4.00% of the prior quarter end's balance of withdrawable deposits plus borrowings due within one year. At June 30, 1999, both of the Company's federal savings banks had liquidity ratios in excess of 4.00%.

  As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the first six months of 1999 of $896.8 million, $122.1 million for noncash items and $1.62 billion of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the first six months of 1999, cash flows from investing activities included sales, maturities and principal payments on securities totaling $9.07 billion. Loans originated and purchased for investment were in excess of repayments and sales by $8.35 billion, and $16.99 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, and the issuance of long-term debt. For the first half of 1999, the above mentioned financing activities decreased cash and cash equivalents by

$1.05 billion on a net basis. Cash and cash equivalents were $1.71 billion at June 30, 1999. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

  At June 30, 1999, the Company was in a position to obtain approximately $36.67 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

  The Company's capital (stockholders' equity) was $9.06 billion at June 30, 1999, down from $9.34 billion at December 31, 1998. During the second quarter of 1999, the Company repurchased 12.3 million shares of common stock at an average price of $37.21. These stock repurchases and the growth in assets contributed to a decline in the ratio of capital to total assets of 5.18% at the end of second quarter 1999, compared with 5.65% at December 31, 1998.

  The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well-capitalized were as follows:

                                     June 30, 1999
                          ----------------------------------    Well-Capitalized
                           WMBFA         WMB          WMBfsb        Minimum
                          ------        ------        ------    ----------------
Capital ratios:
  Leverage                  5.69%         5.50%         7.26%         5.00%
  Tier 1 risk-based        10.15         10.28         11.38          6.00
  Total risk-based         11.54         11.06         12.64         10.00

  In addition, Aristar, Inc.'s industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well-capitalized at June 30, 1999.

  The Company's federal savings banking subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied these requirements at June 30, 1999.

  The Company's broker-dealer subsidiary is also subject to capital requirements. At June 30, 1999, it was in compliance with its applicable capital requirements.

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

  The Company has also completed the process of repairing or replacing and testing the components of its Computer Systems it deems most critical and has tested these Computer Systems in an integrated environment. It has also completed the process of repairing or replacing and testing the components of its facilities it deems most critical. It has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure.

  The Company continues to assess the readiness of its third-party service providers, though it is currently unable to predict their final readiness. Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for Year 2000 readiness to third-party service providers. Following the merger with Ahmanson and after the data processing conversions associated with that merger, the Company will rely on third-party service providers for significant business processes such as item processing, loan servicing, and desktop and communications management. It has been communicating with its third-party service providers to assess and monitor their Year 2000 readiness. The Company has completed its due diligence on third-party service providers for its most critical business processes, including the testing of connections with these service providers, where possible, although the monitoring of these service providers will continue. The Company has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

  The Company has completed testing the connections between its Computer Systems and third-party computer systems that it deems most critical. Additional testing of these Computer Systems and third-party computer systems will continue through 1999.

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

  Costs

  While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company spent approximately $16.5 million during 1998 and the first half of 1999 on its Year 2000 Project, and it currently expects to spend approximately $12.5 million more before it concludes its Year 2000 readiness efforts. In 1996 and 1997, the Company spent approximately $30.3 million on technology-related initiatives, which had the effect of reducing its current cost of Year 2000 readiness.

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Washington Mutual, Inc. held its annual meeting of shareholders on April 20, 1999. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

                                                         VOTES         VOTES     ABSTENTIONS AND
                                                          FOR         AGAINST       NON-VOTES
                                                      -----------   ----------   ---------------
1. The election of seven directors set
   forth below:

   Elizabeth A. Sanders (term ending 2000)            500,935,386                   3,593,731
   William D. Schulte (term ending 2001)              500,949,380                   3,579,737
   David Bonderman (term ending 2002)                 500,925,359                   3,603,758
   Roger H. Eigsti (term ending 2002)                 500,981,263                   3,547,854
   Phillip D. Matthews (term ending 2002)             500,949,431                   3,579,686
   William G. Reed, Jr. (term ending 2002)            500,908,460                   3,620,657
   James H. Stever (term ending 2002)                 500,958,063                   3,571,054

2. Amendment to Washington Mutual's Articles of
   Incorporation ("Articles") to provide for
   Mandatory Indemnification of Directors.            487,202,025   14,552,830     92,236,520

3. Amendment to the Articles to reduce the vote
   required to amend the Articles.                    444,958,068    8,762,891    140,270,416

4. Amendment to the Articles to eliminate the
   requirement to publish notice of certain
   shareholder meetings, and clarify the Board's
   authority to amend the Articles.                   470,356,112   31,974,096     91,661,166

5. Amendment to the Articles to eliminate the
   provision relating to dealings with interested
   persons.                                           437,724,974   15,035,466    141,230,935

6. Modification to the Articles relating to
   shareholder approval of merger transactions.       445,027,662    8,461,987    140,501,726

7. Ratification of the appointment of Deloitte &
   Touche LLP as the Company's Independent Auditors.  500,864,228    2,042,224     91,084,923

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index of Exhibits on page 33.

      (b)  Reports on Form 8-K
  During the second quarter of 1999, the Company filed a report on Form 8-K dated April 23, 1999. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's first quarter 1999 financial results and audited consolidated financial statements for the quarter ended March 31, 1999.

  During the second quarter of 1999, the Company also filed a report on Form 8-K dated May 18, 1999. The report included under Item 7 of Form 8-K the following exhibits: (i) Agreement and Plan of Merger dated May 18, 1999 between Washington Mutual and Long Beach Financial Corporation, (ii) Stock Option Agreement dated May 18, 1999 between Washington Mutual and Long Beach Financial Corporation, and
(iii) Press Release dated May 18, 1999 regarding the execution of a definitive merger agreement with Long Beach Financial Corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

                                   WASHINGTON MUTUAL, INC.

                                   By: /s/ FAY L. CHAPMAN
                                       -----------------------------------------
                                       Fay L. Chapman
                                       Senior Executive Vice President
                                       and General Counsel

                                   By: /s/ RICHARD M. LEVY
                                       -----------------------------------------
                                       Richard M. Levy
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS

Exhibit No.
-----------
   3.1       Restated Articles of Incorporation of the Registrant, as amended
             (filed herewith).

   3.2       Restated By-laws of the Registrant, as amended (filed herewith).

   4.1       Rights Agreement dated October 16, 1990 (filed as an exhibit to the
             Company's Current Report on Form 8-K dated November 29, 1994 and incorporated herein by reference. File No. 0-25188).

   4.2 Amendment No. 1 to Rights Agreement, dated October 31, 1994 (filed as an exhibit to the Company's Current Report on Form 8-K dated
             November 29, 1994 and incorporated herein by reference. File No.
             0-25188).

   4.3       The registrant agrees to furnish the Securities and Exchange
             Commission, upon request, with copies of all instruments defining the rights of holders of long-term debt of registrant and its consolidated subsidiaries.

  27         Financial Data Schedule.*

-----------
*  Filed electronically with the Securities and Exchange Commission.