Form 10-Q
period 1999-09-30
WASHINGTON MUTUAL INC
filed 1999-11-15
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 1999.

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  The number of shares outstanding of the issuer's classes of common stock as of October 31, 1999:

                           Common Stock - 577,304,190

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
                                          PART I

Item 1.  Financial Statements:
         Consolidated Statements of Income--
           Three and Nine Months Ended September 30, 1999 and 1998............. 2
         Consolidated Statements of Comprehensive Income--
           Three and Nine Months Ended September 30, 1999 and 1998............. 3
         Consolidated Statements of Financial Condition--
           September 30, 1999 and December 31, 1998............................ 4
         Consolidated Statements of Stockholders' Equity--
           Nine Months Ended September 30, 1999 and 1998....................... 5
         Consolidated Statements of Cash Flows--
           Nine Months Ended September 30, 1999 and 1998....................... 6
         Notes to Consolidated Financial Statements............................ 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations:
             General...........................................................13
             Results of Operations.............................................14
             Review of Financial Condition.....................................21
             Asset Quality.....................................................22
             Asset and Liability Management Strategy...........................24
             Liquidity.........................................................26
             Capital Adequacy..................................................27
             Year 2000 Project.................................................28

                                        PART II

Item 6.  Exhibits and Reports on Form 8-K......................................31

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, stockholders' equity and cash flows reflect all adjustments (which consist only of reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                              -----------------------------       -----------------------------
                                                                  1999             1998               1999              1998
                                                              -----------       -----------       -----------       -----------
                                                                        (dollars in thousands, except per share amounts)
INTEREST INCOME
  Loans                                                       $ 2,126,725       $ 2,052,164       $ 6,168,599       $ 6,102,269
  Available-for-sale securities                                   644,262           430,077         1,829,596         1,241,059
  Held-to-maturity securities                                     239,199           288,197           744,992           910,162
  Other interest income                                            49,330            43,840           130,069           130,607
                                                              -----------       -----------       -----------       -----------
    Total interest income                                       3,059,516         2,814,278         8,873,256         8,384,097

INTEREST EXPENSE
  Deposits                                                        775,800           890,311         2,382,121         2,721,536
  Borrowings                                                    1,164,050           860,598         3,095,566         2,449,193
                                                              -----------       -----------       -----------       -----------
    Total interest expense                                      1,939,850         1,750,909         5,477,687         5,170,729
                                                              -----------       -----------       -----------       -----------
Net interest income                                             1,119,666         1,063,369         3,395,569         3,213,368
Provision for loan losses                                          40,799            34,376           125,356           128,745
                                                              -----------       -----------       -----------       -----------
Net interest income after provision for loan losses             1,078,867         1,028,993         3,270,213         3,084,623

OTHER INCOME
  Depositor and other retail banking fees                         198,360           150,049           543,891           404,745
  Loan servicing income                                            23,871            27,868            73,783            91,141
  Loan related income                                              24,586            28,135            77,992            83,387
  Securities fees and commissions                                  70,781            50,856           199,667           149,342
  Insurance fees and commissions                                   10,571            14,075            31,510            40,452
  Mortgage banking income                                          14,642            34,210            81,025           101,872
  Gain on sale of other assets                                      6,547             8,677            22,872            23,464
  Provision for recourse liability                                     --           (15,917)           (5,142)          (41,436)
  Gain on sale of retail deposit branch systems                        --           289,040                --           289,040
  Other operating income                                           20,161            22,073            60,183            60,824
                                                              -----------       -----------       -----------       -----------
    Total other income                                            369,519           609,066         1,085,781         1,202,831
OTHER EXPENSE
  Salaries and employee benefits                                  294,323           299,785           898,052           896,423
  Occupancy and equipment                                         139,237           120,820           411,301           367,403
  Telecommunications and outsourced information services           70,862            64,211           208,106           190,501
  Regulatory assessments                                           14,621            15,679            44,824            48,570
  Transaction-related expense                                      12,673            20,465            73,044            76,747
  Amortization of intangible assets                                23,447            27,734            72,082            77,559
  Foreclosed asset (income) expense                                (7,043)           (1,786)           (6,314)           17,442
  Other operating expense                                         151,336           181,183           476,852           455,939
                                                              -----------       -----------       -----------       -----------
    Total other expense                                           699,456           728,091         2,177,947         2,130,584
                                                              -----------       -----------       -----------       -----------
Income before income taxes                                        748,930           909,968         2,178,047         2,156,870
  Income taxes                                                    278,950           349,498           811,275           827,025
                                                              -----------       -----------       -----------       -----------
NET INCOME                                                    $   469,980       $   560,470       $ 1,366,772       $ 1,329,845
                                                              ===========       ===========       ===========       ===========
Net income attributable to common stock                       $   469,980       $   558,092       $ 1,366,772       $ 1,313,903
                                                              ===========       ===========       ===========       ===========
Net income per common share:
  Basic                                                       $      0.83       $      0.98       $      2.37       $      2.35
  Diluted                                                            0.83              0.96              2.37              2.29



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                                 ----------------------------      ----------------------------
                                                                    1999             1998              1999            1998
                                                                 -----------      -----------      -----------      -----------
                                                                                      (dollars in thousands)
Net income                                                       $   469,980      $   560,470      $ 1,366,772      $ 1,329,845
Other comprehensive income, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during the period, net of
      deferred income tax (benefit) of $(126,019), $21,196,
      $(436,103), and $90,046                                       (192,855)          33,153         (667,396)         140,841
    Gain (loss) included in net income, net of income
      tax (benefit) of $(4,099), $2,027, $(3,167) and $6,499           6,274           (3,170)           4,847          (10,165)
    Amortization of market adjustment for mortgage-backed
      securities ("MBS") transferred in 1997 from available
      for sale to held to maturity, net of deferred income
      tax of $1,573, $2,729, $5,960, and $7,706                       (2,408)          (4,269)          (9,122)         (12,053)
                                                                 -----------      -----------      -----------      -----------
                                                                    (188,989)          25,714         (671,671)         118,623
  Minimum pension liability adjustment                                (5,033)              --           (6,793)              --
                                                                 -----------      -----------      -----------      -----------
Other comprehensive income (loss)                                   (194,022)          25,714         (678,464)         118,623
                                                                 -----------      -----------      -----------      -----------
Comprehensive income                                             $   275,958      $   586,184      $   688,308      $ 1,448,468
                                                                 ===========      ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     September 30,       December 31,
                                                                                         1999                1998
                                                                                     -------------       -------------
                                                                                          (dollars in thousands)
ASSETS
  Cash                                                                               $   2,406,198       $   2,695,454
  Cash equivalents                                                                          60,911              61,520
  Trading securities                                                                        30,740              39,068
  Available-for-sale securities, amortized cost of $38,962,620 and $32,861,818:
    MBS                                                                                 37,483,437          32,399,591
    Investment securities                                                                  455,474             517,462
  Held-to-maturity securities, fair value of $12,930,222 and $14,112,620:
    MBS                                                                                 12,967,231          13,992,235
    Investment securities                                                                  138,043             137,247
  Loans:
    Loans held in portfolio                                                            119,541,616         107,612,197
    Loans held for sale                                                                    304,418           1,826,549
    Reserve for loan losses                                                             (1,051,369)         (1,067,840)
                                                                                     -------------       -------------
      Total loans                                                                      118,794,665         108,370,906
  Investment in Federal Home Loan Banks ("FHLBs")                                        2,669,898           2,030,027
  Foreclosed assets                                                                        222,689             274,767
  Premises and equipment                                                                 1,544,342           1,421,162
  Intangible assets                                                                        936,433           1,009,666
  Mortgage servicing rights                                                                489,037             461,295
  Other assets                                                                           2,600,806           2,082,881
                                                                                     -------------       -------------
    Total assets                                                                     $ 180,799,904       $ 165,493,281
                                                                                     =============       =============

LIABILITIES
  Deposits:
    Interest-bearing checking accounts                                               $   6,150,686       $   6,686,682
    Noninterest-bearing checking accounts                                                7,391,511           6,774,049
    Savings accounts and money market deposit accounts ("MMDAs")                        31,127,144          28,285,868
    Time deposit accounts                                                               36,955,147          43,745,542
                                                                                     -------------       -------------
      Total deposits                                                                    81,624,488          85,492,141
  Federal funds purchased and commercial paper                                           1,574,706           2,482,830
  Securities sold under agreements to repurchase                                        28,649,976          17,519,538
  Advances from FHLBs                                                                   52,531,731          39,748,613
  Other borrowings                                                                       5,850,417           5,449,508
  Other liabilities                                                                      1,662,606           5,456,251
                                                                                     -------------       -------------
    Total liabilities                                                                  171,893,924         156,148,881

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares
    authorized - 574,428,172 and 593,408,525 shares issued                                      --                  --
  Capital surplus - common stock                                                         2,288,097           2,994,653
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on available-for-sale securities                               (584,066)             87,605
    Minimum pension liability adjustment                                                   (20,117)            (13,324)
  Retained earnings                                                                      7,222,066           6,275,466
                                                                                     -------------       -------------
    Total stockholders' equity                                                           8,905,980           9,344,400
                                                                                     -------------       -------------
      Total liabilities and stockholders' equity                                     $ 180,799,904       $ 165,493,281
                                                                                     =============       =============



                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Capital      Accumulated                   Common
                                                                          Surplus-       Other                       Stock
                                                            Preferred      Common     Comprehensive    Retained        in
                                                Total         Stock         Stock     Income (Loss)    Earnings     Treasury
                                             -----------   -----------   -----------  -------------  -----------   -----------
                                                                           (dollars in thousands)
BALANCE, December 31, 1998                   $ 9,344,400   $        --   $ 2,994,653   $    74,281   $ 6,275,466   $        --
Net income                                     1,366,772            --            --            --     1,366,772            --
Cash dividends on common stock                  (420,172)           --            --            --      (420,172)           --
Repurchase of common stock, net                 (755,562)           --      (755,562)           --            --            --
Common stock issued through employee stock
  plans, including tax benefit                    49,006            --        49,006            --            --            --
Other comprehensive loss, net of related
  income tax benefit                            (678,464)           --            --      (678,464)           --            --
                                             -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, September 30, 1999                  $ 8,905,980   $        --   $ 2,288,097   $  (604,183)  $ 7,222,066   $        --
                                             ===========   ===========   ===========   ===========   ===========   ===========



BALANCE, December 31, 1997                   $ 7,601,085   $   597,262   $ 2,629,377   $    62,297   $ 5,244,509   $  (932,360)
Net income                                     1,329,845            --            --            --     1,329,845            --
Cash dividends on preferred stock                (19,974)           --            --            --       (19,974)           --
Cash dividends on common stock                  (301,835)           --            --            --      (301,835)           --
Repurchase of common stock, net                  (24,082)           --            --            --            --       (24,082)
Redemption or conversion of preferred stock     (313,063)     (597,262)     (112,085)           --            --       396,284
Common stock issued to acquire Coast
  Savings Financial, Inc. ("Coast")              925,143            --       373,078            --            --       552,065
Common stock issued through employee stock
  plans, including tax benefit                   100,214            --       108,551            --            --        (8,337)
Treasury shares retired                               --            --       (10,896)           --            --        10,896
Other comprehensive income, net of related
  income taxes                                   118,623            --            --       118,623            --            --
                                             -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, September 30, 1998                  $ 9,415,956   $        --   $ 2,988,025   $   180,920   $ 6,252,545   $    (5,534)
                                             ===========   ===========   ===========   ===========   ===========   ===========



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                             ------------       ------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $  1,366,772       $  1,329,845
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                     125,356            128,745
    Mortgage banking income                                                       (81,025)          (101,872)
    Gain on sale of other assets                                                  (22,872)           (23,464)
    Depreciation and amortization                                                 121,196            195,489
    Stock dividends from FHLBs                                                    (97,598)           (80,465)
    Provision for recourse liability                                                5,142             41,436
    Decrease in trading securities                                                  9,665             96,978
    Origination of loans held for sale                                         (3,496,969)        (9,962,820)
    Sales of loans held for sale                                                7,414,583         12,908,315
    Increase (decrease) in other assets                                          (307,895)           257,875
    Decrease in other liabilities                                              (1,023,140)          (145,097)
    Other, net                                                                         50            (27,727)
                                                                             ------------       ------------
      Net cash provided by operating activities                                 4,013,265          4,617,238

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                  (17,861,797)        (9,302,083)
  Purchases of held-to-maturity securities                                        (86,510)           (13,079)
  Sales of available-for-sale securities                                        2,146,690          1,373,423
  Maturities of available-for-sale securities                                     117,142            321,661
  Maturities of held-to-maturity securities                                         6,903              2,712
  Principal payments on securities                                             10,372,697          6,447,887
  Purchases of FHLB stock                                                        (552,153)          (296,937)
  Purchases of loans                                                           (6,339,752)        (1,729,182)
  Sales of loans                                                                   31,079             24,574
  Origination of loans, net of principal payments                             (10,736,970)        (5,111,487)
  Proceeds from sales of foreclosed assets                                        275,585            494,308
  Cash from Coast acquisition                                                          --            399,590
  Purchases of premises and equipment                                            (240,370)          (197,585)
  Other, net                                                                           --             18,465
                                                                             ------------       ------------
      Net cash used in investing activities                                   (22,867,456)        (7,567,733)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in deposits                                                         (3,867,653)        (5,309,353)
  Increase in short-term borrowings                                             5,397,253          1,867,138
  Proceeds from long-term borrowings                                           86,078,692         46,663,851
  Repayments of long-term borrowings                                          (67,916,349)       (40,348,363)
  Cash dividends paid on preferred and common stock                              (420,172)          (321,711)
  Redemption of preferred stock                                                        --           (313,161)
  Repurchase of common stock, net                                                (755,562)           (24,082)
  Other capital transactions                                                       48,117             64,973
                                                                             ------------       ------------
      Net cash provided by financing activities                                18,564,326          2,279,292
                                                                             ------------       ------------
  Decrease in cash and cash equivalents                                          (289,865)          (671,203)
  Cash and cash equivalents, beginning of period                                2,756,974          2,719,997
                                                                             ------------       ------------
  Cash and cash equivalents, end of period                                   $  2,467,109       $  2,048,794
                                                                             ============       ============



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
                                                                         (dollars in thousands)
NONCASH INVESTING ACTIVITIES
  Loans exchanged for MBS                                             $2,335,484      $  647,020
  Loans exchanged for trading securities                                      --         107,544
  Real estate acquired through foreclosure                               268,596         397,588
  Loans originated to facilitate the sale of foreclosed assets            45,089          46,972
  Loans held for sale originated to refinance existing loans           2,410,717       3,273,438
  Loans held in portfolio originated to refinance existing loans       3,306,774       1,543,479
  Trade date purchases not yet settled                                        --       2,178,226
  Trade date sales not yet settled                                       217,814         272,589
  Reserves related to internal securitizations                             7,500             833

CASH PAID DURING THE PERIOD FOR
  Interest on deposits                                                 2,333,109       2,665,920
  Interest on borrowings                                               3,093,272       2,246,367
  Income taxes                                                           777,449         326,528



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  EARNINGS PER SHARE ("EPS")

  Basic EPS excludes dilution and is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if all securities or other contracts to issue common stock were exercised or converted into common stock.

  Information used to calculate EPS was as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                     ------------------------------     ------------------------------
                                                         1999             1998              1999             1998
                                                     -------------    -------------     -------------    -------------
                                                         (dollars in thousands, except per share amounts)
Net income:
  Net income                                         $     469,980    $     560,470     $   1,366,772    $   1,329,845
  Less: accumulated dividends on preferred stock                --           (2,378)               --          (15,942)
                                                     -------------    -------------     -------------    -------------
  Basic net income attributable to common stock            469,980          558,092         1,366,772        1,313,903
  Add: accumulated dividends paid on convertible
    preferred stock                                             --            1,109                --            9,269
                                                     -------------    -------------     -------------    -------------
  Diluted net income attributable to common stock    $     469,980    $     559,201     $   1,366,772    $   1,323,172
                                                     =============    =============     =============    =============
Weighted average shares:
  Basic weighted average number of common shares
    outstanding                                        565,360,141      571,589,704       575,777,473      558,830,010
  Dilutive effect of outstanding common stock
    equivalents                                          1,333,556       11,759,104         1,997,716       19,588,600
                                                     -------------    -------------     -------------    -------------
  Diluted weighted average number of common
    shares outstanding                                 566,693,697      583,348,808       577,775,189      578,418,610
                                                     =============    =============     =============    =============
Net income per common share:
  Basic                                              $        0.83    $        0.98     $        2.37    $        2.35
  Diluted                                                     0.83             0.96              2.37             2.29

  The decline in the dilutive effect of outstanding common stock equivalents from the prior year's periods was primarily attributable to the conversion to common stock of the Company's 6.00% Cumulative Convertible Preferred Stock, Series D in the third quarter of 1998, which caused a corresponding increase in the average number of common shares outstanding for the nine months ended September 30, 1999. In the third quarter of 1999, the increase in the average number of common shares outstanding resulting from the conversion of common stock was offset by the repurchase of 8.7 million and 21.0 million shares of the Company's common stock during the quarter and nine months ended September 30, 1999.

  As part of the business combination with Keystone Holdings, Inc., 12 million shares of common stock, with an assigned value of $27.7417 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings, Inc. and the FSLIC Resolution Fund and their transferees. The conditions upon which these shares are contingently issuable are not based on earnings or market price. The contingencies had not occurred at September 30, 1999, and, therefore, the contingently issuable shares have not been included in the above computations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 2:  BORROWINGS

  Other borrowings included mandatorily redeemable Company-obligated capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company as of both September 30, 1999 and December 31, 1998.

  In August 1999, the Company issued senior debt securities totaling $750.0 million and bearing a fixed rate of 7.50%. The notes are due on August 15, 2006.

  Also in August 1999, Aristar, Inc. issued senior debt securities totaling $300.0 million and bearing a fixed rate of 7.375%. The notes are due on September 1, 2004.

NOTE 3:  LINES OF BUSINESS

  Washington Mutual is managed along five major lines of business: mortgage banking, consumer banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business. Assets not originated through the Company's business operations are allocated to the treasury group. Prior to the Ahmanson merger and during the fourth quarter of 1998, Ahmanson was managed as a distinct business segment of Washington Mutual, and was therefore previously presented as a separate segment. Subsequent to year-end 1998, management began integrating the operations of Ahmanson into the Company's five major lines of business. The corresponding information for periods in 1998 has been restated to conform with the Company's current basis of segmentation.

  Financial highlights by lines of business:

                                                             Three Months Ended September 30, 1999
                                 ----------------------------------------------------------------------------------------------
                                 Mortgage      Consumer      Commercial    Financial     Consumer       Treasury/
                                  Banking       Banking        Banking      Services      Finance        Other          Total
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (dollars in thousands)
  Condensed income statement:
  Net interest income after
    provision for loan losses    $  202,509    $  610,254    $   94,721    $      498    $   56,329    $  114,556    $1,078,867
  Other income                       57,430       213,172         4,110        80,082         7,415         7,310       369,519
  Transaction-related expense           137        11,664           137           (40)           --           775        12,673
  Direct expense                     52,474       249,091        21,844        52,469        32,945        (5,901)      402,922
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
  Income before income taxes        207,328       562,671        76,850        28,151        30,799       126,992     1,032,791
  Income taxes                       76,937       208,802        28,619        10,811        12,011        47,127       384,307
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
  Net income (before centrally
    managed expense)                130,391       353,869        48,231        17,340        18,788        79,865       648,484
  Centrally managed expense          74,112       201,664         4,787            20           643         2,635       283,861
  Income taxes                      (27,502)      (74,836)       (1,783)           (8)         (251)         (977)     (105,357)
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
  Net income                     $   83,781    $  227,041    $   45,227    $   17,328    $   18,396    $   78,207    $  469,980
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========

                         WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)

                                                          Nine Months Ended September 30, 1999
                             ------------------------------------------------------------------------------------------------
                               Mortgage      Consumer     Commercial    Financial      Consumer     Treasury/
                               Banking       Banking       Banking       Services       Finance       Other         Total
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                   (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses  $    625,444  $  1,809,614  $    293,977  $      1,591  $    163,571  $    376,016  $  3,270,213
Other income                      200,176       586,752        22,988       234,573        20,938        20,354     1,085,781
Transaction-related expense        13,868        54,207           558         2,156            --         2,255        73,044
Direct expense                    178,779       737,070        62,562       148,791        99,992         3,585     1,230,779
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Income before income taxes        632,973     1,605,089       253,845        85,217        84,517       390,530     3,052,171
Income taxes                      234,989       595,870        94,514        32,444        32,959       145,055     1,135,831
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net income (before centrally
  managed expense)                397,984     1,009,219       159,331        52,773        51,558       245,475     1,916,340
Centrally managed expense         223,314       616,731        16,038           238         1,279        16,524       874,124
Income taxes                      (82,904)     (228,954)       (5,971)          (90)         (499)       (6,138)     (324,556)
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net income                   $    257,574  $    621,442  $    149,264  $     52,625  $     50,778  $    235,089  $  1,366,772
                             ============  ============  ============  ============  ============  ============  ============

                                                                    September 30, 1999
                             ------------------------------------------------------------------------------------------------
Total assets                 $ 40,388,799  $ 84,199,197  $ 19,437,360  $    117,785  $  3,061,725  $ 33,595,038  $180,799,904
                             ============  ============  ============  ============  ============  ============  ============


                                                          Three Months Ended September 30, 1998
                             ------------------------------------------------------------------------------------------------
                               Mortgage      Consumer     Commercial    Financial      Consumer     Treasury/
                               Banking       Banking       Banking       Services       Finance       Other         Total
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                   (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses  $    206,191  $    632,555  $     99,434  $        519  $     49,991  $     40,303  $  1,028,993
Other income                       85,417       149,927         6,570        58,253         7,844       301,055       609,066
Transaction-related expense         5,013        13,822           765           144            --           721        20,465
Direct expense                     71,152       244,573        18,964        40,347        32,932        15,239       423,207
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Income before income taxes        215,443       524,087        86,275        18,281        24,903       325,398     1,194,387
Income taxes                       82,693       201,160        33,103         6,962         9,854       124,897       458,669
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net income (before centrally
  managed expense)                132,750       322,927        53,172        11,319        15,049       200,501       735,718
Centrally managed expense          73,770       195,150         5,153           485           390         9,471       284,419
Income taxes                      (28,315)      (74,904)       (1,977)         (185)         (154)       (3,636)     (109,171)
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net income                   $     87,295  $    202,681  $     49,996  $     11,019  $     14,813  $    194,666  $    560,470
                             ============  ============  ============  ============  ============  ============  ============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                              Nine Months Ended September 30, 1998
                             ------------------------------------------------------------------------------------------------------
                               Mortgage      Consumer      Commercial      Financial      Consumer       Treasury/
                               Banking        Banking        Banking        Services       Finance         Other          Total
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                      (dollars in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses  $    573,078   $  1,892,600   $    287,137   $      1,684   $    148,555   $    181,569   $  3,084,623
Other income                      265,266        432,958         17,784        173,794         20,110        292,919      1,202,831
Transaction-related expense        17,277         51,188            792          2,900             --          4,590         76,747
Direct expense                    193,066        703,790         59,107        123,645         99,349         48,329      1,227,286
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Income before income taxes        628,001      1,570,580        245,022         48,933         69,316        421,569      2,983,421
Income taxes                      240,416        601,326         93,815         18,711         27,427        161,818      1,143,513
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net income (before centrally
  managed expense)                387,585        969,254        151,207         30,222         41,889        259,751      1,839,908
Centrally managed expense         214,145        568,058         13,356          2,422            825         27,745        826,551
Income taxes                      (81,981)      (217,492)        (5,114)          (926)          (327)       (10,648)      (316,488)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net income                   $    255,421   $    618,688   $    142,965   $     28,726   $     41,391   $    242,654   $  1,329,845
                             ============   ============   ============   ============   ============   ============   ============

                                                                        September 30, 1998
                              ------------------------------------------------------------------------------------------------------
Total assets                  $ 33,114,883   $ 87,461,020   $ 19,598,268   $    101,777   $  2,583,769   $ 15,893,000   $158,752,717
                              ============   ============   ============   ============   ============   ============   ============

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 4:  IMPACT OF APPLICABLE RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The effect of the adoption of this statement on the results of operations or the financial condition of the Company has not yet been determined.

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

NOTE 5:  LONG BEACH FINANCIAL CORPORATION ACQUISITION

  On October 1, 1999, Washington Mutual acquired Long Beach Financial Corporation ("Long Beach"), parent of Long Beach Mortgage Company ("Long Beach Mortgage") for $375.5 million in cash and stock. The acquisition was accounted for as a purchase. Under purchase accounting, the assets, liabilities and stockholders' equity of the acquired entity were recorded on the books of Washington Mutual at their respective fair values at the time of acquisition. This created goodwill of approximately $280.0 million, which is being amortized over 20 years. At September 30, 1999, Long Beach had $527.6 million in assets. Long Beach was merged with and into the Company. Long Beach Mortgage will retain its name and operate as a wholly-owned subsidiary of Washington Mutual.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

  This report contains forward-looking statements, which are not historical facts and pertain to future operating results of Washington Mutual, Inc. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" in the Company's 1998 Annual Report on Form 10-K, which are incorporated herein by reference.

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

  As interest rates decreased during 1998, the Company experienced a substantial increase in the percentage of fixed-rate single-family residential ("SFR") mortgage originations. Since the Company's policy is to sell a substantial portion of its fixed-rate originations, the Company purchased investment grade mortgage-backed securities ("MBS") and whole loans in the secondary market during 1998 and the first half of 1999 in order to utilize its excess capital. These purchases, however, created assets with generally lower rates of return than loans originated by the Company and retained in its portfolio. After reviewing first quarter 1999 results, management re-evaluated its capital deployment strategy. In April 1999, the Company's Board of Directors approved a share repurchase program. Consequently, with the introduction of the share repurchase program, MBS purchases were curtailed. There were, however, significant purchases of whole loans during the third quarter of 1999.

  During the quarter and nine months ended September 30, 1999, the Company had an unrealized loss on available-for-sale securities of $189.0 million and $671.7 million, which resulted in an unrealized loss balance of $584.1 million at September 30, 1999. For the quarter and nine months ended September 30, 1998, the Company had an unrealized gain of $25.7 million and $118.6 million, which resulted in an unrealized gain balance of $180.9 million at September 30, 1998. The unrealized loss during the 1999 periods was due to a rise in interest rates.

  Commencing in 1998 and continuing through early 1999, mortgage interest rates generally decreased. During the second and third quarters of 1999, a rise in long-term interest rates prompted increased originations of adjustable-rate mortgage ("ARM") loans with a corresponding decrease in fixed-rate loan originations. ARMs comprised 86% of the Company's SFR originations in the third quarter of 1999, compared with 48% for the same period a year ago. ARMs comprised 68% of the Company's SFR originations in the nine months ended September 30, 1999, compared with 45% in the nine months ended September 30, 1998. The $11.93 billion growth in loans held in portfolio from year-end 1998 was primarily due to an increase in ARM loan originations and the purchase of whole loans during the nine months ended September 30, 1999. Loan growth during the third quarter of 1999 was enhanced by a decline in loan prepayment and refinancing activity. Residential mortgage prepayment rates averaged 19% during the third quarter of 1999, down from 25% and 24% in the and first and second quarters of 1999.

  In April 1999, the Company's Board of Directors approved a share repurchase program to acquire up to 20 million shares of common stock. In May 1999, the Company's Board of Directors authorized the repurchase of common shares for reissuance to shareholders of Long Beach. In July 1999, the Board of Directors authorized the Company to repurchase up to 30 million additional shares. During the third quarter of 1999, the Company repurchased 8.7 million common shares at an average price of $34.16. Of the shares repurchased, 6.3 million shares were issued in conjunction with the completion of the Long Beach acquisition on October 1, 1999. During the first nine months of 1999, the Company repurchased
21.0 million common shares at an average price of $35.95.

RESULTS OF OPERATIONS

  NET INTEREST INCOME. Net interest income for the third quarter of 1999 was $1.12 billion, a 5% increase from $1.06 billion in the third quarter of 1998. The increase was due to a 15% rise in average interest-earning assets to $171.92 billion from $149.47 billion in the third quarter of 1998, which more than offset the effect of the decline in the net interest spread to 2.50% in the third quarter of 1999 from 2.69% in the third quarter of 1998. The 6% increase in net interest income for the nine months ended September 30, 1999 to $3.40 billion was due to a 12% rise in average interest-earning assets from the nine months ended September 30, 1998. The net interest spread declined to 2.56% in the nine months ended September 30, 1999 from 2.72% for the same period in 1998. The Company's net interest margin declined to 2.64% in the third quarter of 1999 from 2.88% for the same period in 1998. Similarly, the net interest margin declined to 2.72% in the nine months ended September 30, 1999 from 2.89% for the same period in 1998.

  The yield on loans declined 37 basis points to 7.35% for the third quarter of 1999 from 7.72% for the same period in 1998. The yield on loans declined 40 basis points to 7.38% for the nine months ended September 30, 1999 from 7.78% for the same period in 1998. During 1998 and early 1999, there was a gradual decline in market interest rates, which reduced the yield on the Company's ARM portfolio and encouraged the prepayment of loans with higher rates. In addition, rates on new ARMs originated by the Company were generally lower than the rates on loans in the Company's portfolio. During the third quarter of 1999, the increase in long-term interest rates resulted in an increase in ARM originations. The impact of these higher rates on the existing portfolio was not immediately reflected in the yield on the loan portfolio due to a two- to three-month contractual lag before rates begin to adjust upward. In addition, the majority of ARM loans placed in the portfolio during the third quarter of 1999 contained a one- to three-month "teaser" rate that was significantly below the current portfolio yield. At September 30, 1999, 75% of total real estate loans and MBS were adjustable rate.

  The yield on MBS declined 45 basis points to 6.70% for the third quarter of 1999 from 7.15% for the same period in 1998. This decline was attributable to paydowns on higher yielding MBS, the lag in repricing of adjustable-rate MBS, and purchases of $8.50 billion of MBS to yield a weighted average rate of 6.33% during the fourth quarter of 1998 and $15.48 billion of MBS purchases to yield a weighted average rate of 6.25% during the nine months ended September 30, 1999. Adjustable-rate MBS comprised 55% of total MBS at September 30, 1999. The yield on MBS declined 49 basis points to 6.69% for the nine months ended September 30, 1999 from 7.18% for the same period a year ago.

  The 41 basis point decrease in the cost of deposits to 3.73% during third quarter 1999 from 4.14% for the same period in 1998 was primarily a result of a change in the composition of deposits. Higher-costing time deposits decreased from 54% of total deposits at September 30, 1998 to 45% at September 30, 1999, which reflected the Company's focus on growing retail transaction accounts rather than time deposits. Transaction accounts, consisting of savings accounts, money market deposit accounts ("MMDAs") and checking accounts, have the benefit of lower interest costs, compared with time deposits.

  The Company's cost of borrowings declined 40 basis points to 5.47% for third quarter 1999 from 5.87% for third quarter 1998. Although there was a 50 basis point Fed tightening late in the second quarter and in the third quarter of 1999, short-term rates were generally lower compared with the same period a year ago. For example, the three-month London Interbank Offering Rate ("LIBOR") dropped from an average rate of 5.64% during third quarter 1998 to an average rate of 5.43% for third quarter 1999. At September 30, 1999, the majority of the Company's borrowings were tied to LIBOR. Also reflecting this decline in short-term rates, the cost of borrowings decreased 51 basis points to 5.39% for the nine months ended September 30, 1999, as compared with 5.90% for the same period a year ago.

  During the quarter and nine months ended September 30, 1999, there was a change in the mix of interest-bearing liabilities consisting of an increase in higher costing borrowings and a decline in lower costing deposits. In addition, the yield on interest-earning assets has declined at a faster rate than the cost of interest-bearing liabilities. These factors contributed to the compression of the interest spread and margin during the quarter and nine months ended September 30, 1999, compared with the same periods in 1998.

  Selected average financial balances and the net interest spread and margin were as follows:

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                           ------------------------------------      ------------------------------------
                                                1999                  1998                1999                 1998
                                           ---------------      ---------------      ---------------      ---------------
                                                                       (dollars in thousands)
Average Balances:
  Loans                                    $   115,584,502      $   106,237,972      $   111,504,519      $   104,680,863
  MBS                                           52,239,151           39,482,647           50,767,461           39,021,997
  Investment securities                          4,101,172            3,753,078            3,799,978            3,969,327
                                           ---------------      ---------------      ---------------      ---------------
    Total interest-earning assets              171,924,825          149,473,697          166,071,958          147,672,187

  Deposits                                      82,511,343           85,426,522           83,566,677           86,896,450
  Borrowings                                    84,500,292           58,235,865           76,795,776           55,458,676
                                           ---------------      ---------------      ---------------      ---------------
    Total interest-bearing liabilities         167,011,635          143,662,387          160,362,453          142,355,126

  Total assets                                 177,663,218          155,456,034          171,129,534          153,699,694
  Stockholders' equity                           8,938,658            9,361,631            9,307,584            8,782,311

Weighted Average Yield On:
  Loans                                               7.35%                7.72%                7.38%                7.78%
  MBS                                                 6.70                 7.15                 6.69                 7.18
  Investment securities                               5.62                 5.96                 5.58                 6.13

    Interest-earning assets                           7.11                 7.53                 7.13                 7.57

Weighted Average Cost of:
  Deposits                                            3.73                 4.14                 3.81                 4.19
  Borrowings                                          5.47                 5.87                 5.39                 5.90

    Interest-bearing liabilities                      4.61                 4.84                 4.57                 4.85

  Net interest spread                                 2.50                 2.69                 2.56                 2.72
  Net interest margin                                 2.64                 2.88                 2.72                 2.89

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

                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                            1999 vs. 1998                                1999 vs. 1998
                               ---------------------------------------      ---------------------------------------
                                      Increase/(Decrease) Due to                   Increase/(Decrease) Due to
                               ---------------------------------------      ---------------------------------------
                                 Volume         Rate           Total         Volume          Rate           Total
                               ---------      ---------      ---------      ---------      ---------      ---------
                                                               (dollars in thousands)
Interest Income:
  Loans                        $ 175,150      $(100,589)     $  74,561      $ 386,719      $(320,389)     $  66,330
  MBS                            215,918        (47,051)       168,867        597,059       (150,801)       446,258
  Investment securities            5,086         (3,276)         1,810         (7,555)       (15,874)       (23,429)
                               ---------      ---------      ---------      ---------      ---------      ---------
    Total interest income        396,154       (150,916)       245,238        976,223       (487,064)       489,159

Interest Expense:
  Deposits                       (29,603)       (84,908)      (114,511)      (101,447)      (237,968)      (339,415)
  Borrowings                     364,612        (61,160)       303,452        759,801       (113,428)       646,373
                               ---------      ---------      ---------      ---------      ---------      ---------
    Total interest expense       335,009       (146,068)       188,941        658,354       (351,396)       306,958
                               ---------      ---------      ---------      ---------      ---------      ---------
      Net interest income      $  61,145      $  (4,848)     $  56,297      $ 317,869      $(135,668)     $ 182,201
                               =========      =========      =========      =========      =========      =========

  OTHER INCOME. Other income was $369.5 million and $1.09 billion for the quarter and nine months ended September 30, 1999, compared with $609.1 million and $1.20 billion for the same periods in 1998.

  Other income consisted of the following:

                                                      Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                  -----------     -----------      -----------      -----------
                                                     1999             1998             1999             1998
                                                  -----------     -----------      -----------      -----------
                                                                     (dollars in thousands)
Depositor and other retail banking fees           $   198,360     $   150,049      $   543,891      $   404,745
Loan servicing income                                  23,871          27,868           73,783           91,141
Loan related income                                    24,586          28,135           77,992           83,387
Securities fees and commissions                        70,781          50,856          199,667          149,342
Insurance fees and commissions                         10,571          14,075           31,510           40,452
Mortgage banking income                                14,642          34,210           81,025          101,872
Gain on sale of other assets                            6,547           8,677           22,872           23,464
Provision for recourse liability                           --         (15,917)          (5,142)         (41,436)
Gain on sale of retail deposit branch systems              --         289,040               --          289,040
Other operating income                                 20,161          22,073           60,183           60,824
                                                  -----------     -----------      -----------      -----------
    Total other income                            $   369,519     $   609,066      $ 1,085,781      $ 1,202,831
                                                  ===========     ===========      ===========      ===========

  Depositor and other retail banking fees of $198.4 million for the third quarter of 1999 increased from $150.0 million for the same period a year ago. Depositor and other retail banking fees of $543.9 million for the nine months ended September 30, 1999 increased from $404.7 million for the same period a year ago. The increase during the third quarter of 1999 was primarily due to increased nonsufficient funds and overdraft fees resulting from the growth in transaction deposits. The number of checking accounts increased 10% from September 30, 1998 to September 30, 1999. In addition, Visa interchange fees were higher due to increased volume of debit card usage. The increases on both a quarter and year-to-date basis also reflected the realization of the Company's consumer banking strategy in the former Great Western and American Savings Bank financial centers and implementation of this strategy in the former Home Savings financial centers. The strategy emphasizes the sale of value-added, fee-based services and an increased emphasis on the collection of fees.

  The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amount of deposit account-related losses (included in other operating expense) incurred by the Company resulting from the increased number of checking accounts. The number of net new retail checking accounts increased by 131,371 accounts or 3% during the third quarter of 1999 and 303,655 accounts or 8% during the nine months ended September 30, 1999.

  Securities fees and commissions increased to $70.8 million in the third quarter of 1999 from $50.9 million for the same period in 1998. These fees increased to $199.7 million in the nine months ended September 30, 1999 from $149.3 million for the comparable period in 1998. The increases were primarily attributable to higher sales of mutual funds and annuities during 1999. In addition, the former Ahmanson securities brokerage business began to offer Washington Mutual's products and services in early 1999, which resulted in increased fee income.

  Loan servicing income declined to $23.9 million for the third quarter of 1999 from $27.9 million for the comparable period in 1998. Loan servicing income declined to $73.8 million for the nine months ended September 30, 1999 from $91.1 million for the same period in 1998 due primarily to a 3.6 basis point drop in the average servicing fee. Loans serviced for others totaled $51.91 billion at September 30, 1999, up from $50.49 billion a year earlier. Increases in the portfolio from the sale of fixed-rate loans were offset by the high level of prepayments brought about by the refinance boom late in 1998 through mid-1999.

  The Company had mortgage banking income during the third quarter of 1999 of $14.6 million, compared with $34.2 million for the same period a year ago. It is the Company's strategy to sell the majority of its conforming fixed-rate loan production in the secondary market. However, due to the rise in interest rates and resulting customer shift to ARMs, the Company originated and therefore sold fewer fixed-rate mortgage loans during third quarter 1999. Fixed-rate SFR loan originations declined to $1.41 billion during third quarter 1999 from $3.77 billion in second quarter 1999 and $5.06 billion in third quarter 1998. The Company had mortgage banking income during the nine months ended September 30, 1999 of $81.0 million, compared with $101.9 million for the same period a year ago. Fixed-rate SFR loan originations decreased to $9.68 billion during the nine months ended September 30, 1999, compared with $15.94 billion for the same period a year ago.

  Gain on sale of other assets was $6.5 million for the third quarter of 1999, down from $8.7 million for the third quarter of 1998. Gain on sale of other assets declined slightly to $22.9 million for the nine months ended September 30, 1999 from $23.5 million for the same period in 1998. Third quarter 1999 included $15.8 million in gains attributable to the sale of financial centers, which were closed as a result of business combinations. These gains were offset by losses of $10.4 million on the sale of MBS during the third quarter of 1999. No gains on the sale of financial centers, closed as a result of business combinations, were included in the comparable periods for 1998.

  There was no provision for recourse liability in the third quarter of 1999, compared with $15.9 million for the same period in 1998. This provision declined to $5.1 million in the nine months ended September 30, 1999 from $41.4 million for the same period one year ago. The September 1999 quarterly analysis of the recourse liability on loans securitized and retained with recourse and loans sold with recourse confirmed the adequacy of the recourse liability when compared with the recourse obligation at September 30, 1999. The provision was higher in 1998 due to the establishment of the recourse liability in that year.

  OTHER EXPENSE. Other expense totaled $699.5 million and $2.18 billion for the quarter and nine months ended September 30, 1999, compared with $728.1 million and $2.13 billion for the same periods in 1998.

  Other expense consisted of the following:

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                             ----------------------------      ----------------------------
                                                                1999              1998            1999              1998
                                                             -----------      -----------      -----------      -----------
                                                                                 (dollars in thousands)
  Salaries and employee benefits                             $   294,323      $   299,785      $   898,052      $   896,423
  Occupancy and equipment:
    Premises and equipment                                        83,671           95,185          254,671          290,281
    Data processing                                               55,566           25,635          156,630           77,122
                                                             -----------      -----------      -----------      -----------
      Total occupancy and equipment                              139,237          120,820          411,301          367,403
  Telecommunications and outsourced information services          70,862           64,211          208,106          190,501
  Regulatory assessments                                          14,621           15,679           44,824           48,570
  Transaction-related expense                                     12,673           20,465           73,044           76,747
  Amortization of intangible assets                               23,447           27,734           72,082           77,559
  Foreclosed asset (income) expense                               (7,043)          (1,786)          (6,314)          17,442
  Other operating expense:
    Advertising and promotion                                     28,388           27,961           84,121           85,624
    Operating losses and settlements                              32,352           24,363           91,043           51,060
    Postage                                                       22,291           19,353           65,675           55,938
    Professional fees                                             14,711           12,917           47,923           43,955
    Travel and training                                           11,984           13,495           36,901           33,162
    Office supplies                                                7,996           10,024           25,129           33,067
    Other                                                         33,614           73,070          126,060          153,133
                                                             -----------      -----------      -----------      -----------
      Total other operating expense                              151,336          181,183          476,852          455,939
                                                             -----------      -----------      -----------      -----------
      Total other expense                                    $   699,456      $   728,091      $ 2,177,947      $ 2,130,584
                                                             ===========      ===========      ===========      ===========

  Salaries and employee benefits decreased to $294.3 million for the third quarter of 1999 from $299.8 million for the same period in 1998. Contributing to the decline was a reduction in average full-time equivalent employees ("FTE") from 27,887 for the quarter ended September 30, 1998 to 27,433 for the quarter ended September 30, 1999. Average FTE declined from 28,114 for the second quarter of 1999 to the third quarter of 1999 due to the completion of conversions related to the Ahmanson merger. The alignment of Ahmanson loan agent compensation with the Washington Mutual model also contributed to the decline. These declines were partially offset by lower loan origination costs resulting in a reduction in the deferral rate in salaries and benefits which in turn resulted in slightly higher current costs.

  Salaries and employee benefits increased slightly to $898.1 million for the nine months ended September 30, 1999 from $896.4 million for the same period in 1998. This increase was partially due to an increase in average FTE from 27,044 for the nine months ended September 30, 1998 to 27,822 for the comparable period in 1999. Average FTE declined from 28,017 for the six months ended June 30, 1999 to the nine months ended September 30, 1999 due to the completion of conversions related to the Ahmanson merger. Lower loan origination costs resulted in a reduction in the deferral rate in salaries and benefits which in turn resulted in slightly higher current costs. These increases were partially offset by the alignment of Ahmanson loan agent compensation with the Washington Mutual model.

  Occupancy and equipment expense was $139.2 million for the third quarter of 1999, up from $120.8 million for the same period a year ago. Occupancy and equipment expense was $411.3 million for the nine months ended September 30, 1999, compared with $367.4 million for the same period in 1998. The primary contributors to these increases were computer system upgrades and the conversion of systems at the former Ahmanson financial centers to Washington Mutual's platforms, which caused an increase in depreciation and related expenses recorded under data processing.

  Telecommunications and outsourced information services expense increased to $70.9 million for the third quarter of 1999 from $64.2 million for the same period in 1998. For the nine months ended September 30, 1999, this expense was $208.1 million, up from $190.5 million for the same period a year ago. These increases were primarily due to a new contract with IBM Global Services, effective January 1, 1999, which increased the cost for 1999.

  As a result of merger activity, the Company recorded transaction-related expense of $12.7 million for the third quarter of 1999 and $20.5 million for the same period in 1998. For the nine months ended September 30, 1999 and 1998, this expense was $73.0 million and $76.7 million. The majority of the charges were for contract and temporary employment services, facilities and equipment impairment, and other costs, which are being expensed as incurred. Transaction-related expense in the first quarter of 1998 included $23.2 million related to the Coast acquisition. The Company continued to incur transaction-related expenses in connection with the Ahmanson merger in third quarter 1999, during which time several key computer systems were converted.

  During the third quarter of 1999, these transaction-related expenses were partially offset by reductions in the estimates of facilities holding costs of $11.9 million and severance costs of $2.5 million. During the nine months ended September 30, 1999, the reduction in the estimates of facilities holding costs was $19.8 million and severance costs was $3.6 million. There was also a reduction in contract cancellation costs of $8.9 million for the nine months ended September 30, 1999. The reduction in estimates of facilities holding costs and lease payments is attributable, in part, to the fact that certain office space was subleased sooner and at higher rates than expected. The reduction in estimates of contract cancellation fees was primarily due to contract negotiations resulting in lower than originally estimated fees.

  Gains of $15.8 million from the sale of financial centers closed as a result of business combinations were included in other income for the quarter and nine months ended September 30, 1999.

  The Company expected staff reductions related to the Ahmanson merger of approximately 3,400. As of September 30, 1999, 3,368 employee separations had occurred. The remaining employee separations are planned to be completed by the end of December 1999.

  At September 30, 1999, the carrying amount of all assets acquired through mergers and held for future disposal was $49.7 million.

  Reconciliation of the transaction-related expense and accrual activity was as follows:

                                                         Three Months                            Three Months
                                                            Ended                                   Ended
                                        June 30,         September 30,        September 30,      September 30,
                                         1999                1999                 1999               1999
                                        Accrued        Activity Charged         Accrued             Period
                                        Balance        Against Accrual(1)       Balance            Costs(2)
                                     ------------    ---------------------   --------------     ---------------
                                                               (dollars in thousands)
Severance                              $  19,860           $ (13,020)          $   6,840          $  (5,678)
Premises and equipment                   121,028             (11,070)            109,958             (1,194)
Legal, underwriting and other
  direct transaction costs                    --                  --                  --              1,122
Contract cancellation costs                5,927              (2,046)              3,881              4,494
Other                                         --                  --                  --             13,929
                                       ---------           ---------           ---------          ---------
                                       $ 146,815           $ (26,136)          $ 120,679          $  12,673
                                       =========           =========           =========          =========

                                                          Nine Months                            Nine Months
                                                             Ended                                  Ended
                                     December 31,        September 30,       September 30,       September 30,
                                         1998               1999                 1999                1999
                                       Accrued         Activity Charged         Accrued             Period
                                       Balance        Against Accrual(1)        Balance            Costs(2)
                                     ------------    ---------------------   --------------     ---------------
                                                             (dollars in thousands)
Severance                              $  86,014           $ (79,174)          $   6,840          $   4,211
Premises and equipment                   158,932             (48,974)            109,958              1,578
Legal, underwriting and other
  direct transaction costs                    --                  --                  --              5,163
Contract cancellation costs               15,678             (11,797)              3,881             (2,084)
Other                                      1,406              (1,406)                 --             64,176
                                       ---------           ---------           ---------          ---------
                                       $ 262,030           $(141,351)          $ 120,679          $  73,044
                                       =========           =========           =========          =========

-----------
(1)  Amounts include activity charged against the accrual, additional accruals and reversals of excess accruals.
(2)  Amounts include additional accruals and reversals of excess accruals.

  Amortization of intangible assets was $23.4 million for the third quarter of 1999, down from $27.7 million for the same period in 1998. Similarly, amortization of intangible assets was $72.1 million for the nine months ended September 30, 1999, compared with $77.6 million for the same period in 1998. In February 1998, Ahmanson acquired Coast under the purchase accounting method, which created intangible assets of $516.5 million and amortization expense of $20.1 million in the nine months ended September 30, 1999, compared with $15.8 million in the same period of 1998. This increase was offset by goodwill and other intangible assets that had been fully amortized by March 31, 1999.

  Foreclosed assets generated net income of $7.0 million during third quarter 1999, compared with $1.8 million for the same period in 1998. Foreclosed assets generated net income of $6.3 million for the nine months ended September 30, 1999, compared with net expense of $17.4 million for the same period a year ago. The net income generated during the three and nine months ended September 30, 1999 primarily represented net gains on the sales of real estate owned, reflecting the improvement in California and Northwest real estate values. The majority of the net expense during the nine months ended September 30, 1998 represented foreclosed asset expense from the maintenance of a greater number of foreclosed assets in 1998, as compared with 1999. At September 30, 1999, the Company had 2,044 foreclosed properties, down from 3,014 a year ago.

  Other operating expense was $151.3 million in the third quarter of 1999, down from $181.2 million for the same period in 1998. Other operating expense increased to $476.9 million during the nine months ended September 30, 1999 from $455.9 million for the same period in 1998. During the third quarter of 1998, the other category of other operating expense included a $30.0 million expense for the donation of land for open space to support further development of property owned by Ahmanson as a real estate investment. Excluding this expense, other operating expense was relatively unchanged from third quarter 1998 to third quarter 1999. The increase for the nine-month period was primarily due to a rise in operating losses and settlements to $91.0 million for the nine months ended September 30, 1999 from $51.1 million for the comparable period a year ago, resulting from the increased number of checking accounts.

  TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. Income taxes of $279.0 million and $811.3 million for the quarter and nine months ended September 30, 1999 represented an effective tax rate of 37.25%. Income taxes were $349.5 million and $827.0 million for the quarter and nine months ended September 30, 1998, which represented effective tax rates of 38.41% and 38.34%. The decline in the effective tax rate was due, in part, to benefits realized from certain tax strategies of the Company.

REVIEW OF FINANCIAL CONDITION

  ASSETS. At September 30, 1999, the Company's total assets were $180.80 billion, an increase of 9% from $165.49 billion at December 31, 1998. The asset growth was the result of loan originations and asset purchases, partially offset by payments on loans and MBS.

  SECURITIES. The Company's securities portfolio increased by $3.99 billion to $51.07 billion during the nine months ended September 30, 1999 due to purchases of $15.48 billion in investment grade MBS in the secondary market. At September 30, 1999, 55% of MBS in the Company's securities portfolio were adjustable rate, down from 71% at December 31, 1998 due to purchases of the aforementioned MBS. These MBS purchases were primarily fixed rate and had an expected average remaining life from the time of purchase of 4.46 years. At September 30, 1999, of the $27.87 billion in MBS with an adjustable rate, 81% were indexed to the Cost of Funds Index of the Eleventh District Federal Home Loan Bank ("FHLB"), 15% were indexed to U.S. Treasury securities, and 4% were indexed to LIBOR.

  LOANS. Total loans (net of reserve for loan losses) at September 30, 1999 were $118.79 billion, a 10% increase from $108.37 billion at December 31, 1998. Loans held in portfolio increased by $11.93 billion during the nine months ended September 30, 1999 as a result of originations of $38.27 billion and purchases of $6.23 billion of whole loans, of which $2.81 billion were specialty mortgage finance loans at a weighted average yield of 8.65%. Specialty mortgage finance loans are loans to borrowers who generally would not qualify for a loan from the Company's banking subsidiaries due to the borrower's credit history, high debt-to-income ratio or other factors. A reduction in prepayment activity during third quarter 1999 also contributed to an increase in the loan portfolio. The $1.52 billion decrease in loans held for sale was primarily due to lower fixed-rate loan production.

  ARM production accounted for 86% and 68% of total SFR originations in the three and nine months ended September 30, 1999, up from 48% and 45% for the same periods a year ago. In particular, short-term ARM originations rose to 44% of total SFR originations in the third quarter of 1999 from 26% in the third quarter of 1998. Similarly, for the nine months ended September 30, 1999, these originations rose to 31% from 25% for the same period in 1998. The shift by borrowers from fixed-rate mortgages to ARMs was in response to a recent increase in rates for fixed-rate loans and a steepening of the yield curve. The difference between the yield on a three-month U.S Treasury bill and a ten-year U.S. government note averaged 110 basis points and 86 basis points in the three and nine months ended September 30, 1999, compared with 26 basis points and 38 basis points for the same periods in 1998.

  LIABILITIES. Due to increased market competition for customer deposits, the Company has increasingly relied upon wholesale borrowings to fund its asset growth. Deposits decreased from $85.49 billion at December 31, 1998 to $81.62 billion at September 30, 1999 with the majority of the decrease in time deposits. The Company's strategy has been to increase its ratio of transaction accounts to total deposits. As a result of this strategy, transaction accounts have increased as a percentage of total deposits to 55% at September 30, 1999, from 49% at year-end 1998. Transaction accounts generally carry lower interest costs to the Company, compared with time deposit accounts. Even though transaction accounts are more liquid, they are considered by the Company to be the core relationship with its customers. In the aggregate, the Company views these core accounts to be a more stable source of long-term funding than time deposits.

  The Company's asset growth during the nine months ended September 30, 1999 was funded by borrowings in the form of securities sold under agreements to repurchase ("reverse repurchase agreements") and advances from the FHLBs of Seattle and San Francisco. The exact mix of borrowings at any given time is dependent upon a variety of factors, primarily the market pricing of the individual borrowing sources.

ASSET QUALITY

  PROVISION AND RESERVE FOR LOAN LOSSES. The Company analyzes several important elements in determining the level of the provision for loan losses in any given period, such as current and historical economic conditions, nonperforming asset trends, historical loan loss experience, and plans for problem loan administration and resolution. These elements are also captured in a migration analysis performed on the loan portfolio on a quarterly basis and used in determining the loan loss provision.

  During the third quarter of 1999, net charge offs increased to $43.0 million from $38.4 million for the same period in 1998. Net charge offs increased to $147.0 million for the nine months ended September 30, 1999 from $132.1 million for the same period a year ago. Included in the nine months ended September 30, 1999 were charge offs of $17.8 million in previously established specific reserves on four commercial real estate properties that were obtained through acquisitions. Excluding the charge off of these specific reserves, charge offs have continued to decline from 1998 levels, which reflects the improvement in credit quality and real estate values.

  The provision for loan losses was $40.8 million for third quarter 1999, compared with $34.4 million for the same period a year ago. The provision for the nine months ended September 30, 1999 was $125.4 million, down slightly from $128.7 million for the comparable period in 1998. Because of favorable credit trends, the provision for loan losses was $2.2 million and $21.7 million less than net charge offs for the quarter and nine months ended September 30, 1999. The Company's consistent application of its loan loss reserve methodology has resulted in a reduced loan loss reserve level at September 30, 1999, compared with June 30, 1999 and September 30, 1998. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

  Changes in the reserve for loan losses were as follows:

                                                       Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                   -----------------------------       -----------------------------
                                                      1999              1998              1999              1998
                                                   -----------       -----------       -----------       -----------
                                                                       (dollars in thousands)
  Balance, beginning of period                     $ 1,053,589       $ 1,156,347       $ 1,067,840       $ 1,047,845
  Provision for loan losses                             40,799            34,376           125,356           128,745
  Reserves added through business combinations              --                --                --           107,830
  Reserves related to internal securitizations              --              (833)           (7,500)             (833)
  Reserves transferred from other liabilities               --                --            12,714                --
  Loans charged off:
    SFR and SFR construction                            (9,909)          (13,505)          (29,513)          (52,547)
    Manufactured housing, second mortgage and
      other consumer                                   (12,186)           (7,367)          (36,031)          (25,662)
    Commercial business                                   (689)           (1,366)           (4,405)           (4,133)
    Commercial real estate                              (3,409)           (5,795)          (30,212)          (24,765)
    Consumer finance                                   (23,628)          (21,917)          (70,260)          (65,610)
                                                   -----------       -----------       -----------       -----------
                                                       (49,821)          (49,950)         (170,421)         (172,717)
  Recoveries of loans previously charged off:
    SFR and SFR construction                               505             5,918             2,752            14,617
    Manufactured housing, second mortgage and
      other consumer                                       966               490             2,240             1,472
    Commercial business                                    107               177               558               361
    Commercial real estate                               1,395             1,200             5,761            11,463
    Consumer finance                                     3,829             3,761            12,069            12,703
                                                   -----------       -----------       -----------       -----------
                                                         6,802            11,546            23,380            40,616
                                                   -----------       -----------       -----------       -----------
  Net charge offs                                      (43,019)          (38,404)         (147,041)         (132,101)
                                                   -----------       -----------       -----------       -----------
  Balance, end of period                           $ 1,051,369       $ 1,151,486       $ 1,051,369       $ 1,151,486
                                                   ===========       ===========       ===========       ===========
  Net charge offs as a percentage of average
    loans (annualized)                                    0.15%             0.14%             0.18%             0.17%

  An analysis of the reserve for loan losses was as follows:

                                                           September 30,   December 31,
                                                                1999           1998
                                                           -------------   ------------
                                                               (dollars in thousands)
  Specific and allocated reserves:
    Commercial real estate                                   $   74,574     $  133,167
    Commercial business                                          18,390          9,690
    Builder construction                                          4,677            852
                                                             ----------     ----------
                                                                 97,641        143,709
  Unallocated reserves                                          953,728        924,131
                                                             ----------     ----------
                                                             $1,051,369     $1,067,840
                                                             ==========     ==========

  Total reserve for loan losses and recourse liability
    as a percentage of:
        Nonaccrual loans                                            140%           129%
        Nonperforming assets                                        110            100

  Total reserve for loan losses as a percentage of
    total loans (exclusive of the reserve for loan losses)         0.88%          0.98%

  The Company follows the practice of securitizing (with and without recourse) certain loans and retaining them in its investment portfolio. At September 30, 1999, the Company had $20.51 billion of loans securitized and retained with recourse, and $4.83 billion of loans and MBS sold with recourse. At September 30, 1999, the total liability for this recourse was $117.0 million.

  Changes in the recourse liability were as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                               ------------------------      ------------------------
                                                                  1999          1998           1999            1998
                                                               ---------      ---------      ---------      ---------
                                                                               (dollars in thousands)
  Balance, beginning of period                                 $ 122,003      $  74,047      $ 144,257      $  80,157
  Transfer of reserve on held-to-maturity REMIC securities            --             --        (22,500)            --
  Transfer from reserve for loan losses                               --            833          7,500            833
  Charge offs, net of provision for losses                        (4,974)        (2,304)       (12,228)        (8,414)
                                                               ---------      ---------      ---------      ---------
  Balance, end of period                                       $ 117,029      $  72,576      $ 117,029      $  72,576
                                                               =========      =========      =========      =========

  NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans securitized or sold with recourse that are four payments or more past due are included in nonaccrual loans. At foreclosure, such loans are repurchased by the Company and included in foreclosed assets.

  Nonperforming assets were $1.06 billion or 0.58% of total assets at September 30, 1999, compared with $1.21 billion or 0.73% of total assets at December 31, 1998. The reserve as a percentage of nonaccrual loans and nonperforming assets has increased due to the decline in nonaccrual loans and nonperforming assets.

  Nonperforming assets consisted of the following:

                                                           September 30,   December 31,
                                                               1999           1998
                                                           -------------   ------------
                                                              (dollars in thousands)
Nonaccrual loans:
  SFR                                                         $  641,928     $  752,261
  SFR construction                                                19,888          9,188
  Manufactured housing                                            18,097         14,669
  Second mortgage and other consumer                              27,476         24,284
  Commercial business                                             12,507          7,416
  Apartment buildings                                             34,122         43,653
  Other commercial real estate                                    23,748         33,077
  Consumer finance                                                57,075         53,412
                                                              ----------     ----------
                                                                 834,841        937,960
Foreclosed assets                                                222,689        274,767
                                                              ----------     ----------
                                                              $1,057,530     $1,212,727
                                                              ==========     ==========
Nonperforming assets as a percentage of total assets                0.58%          0.73%

  SFR nonaccrual loans declined $110.3 million from December 31, 1998 to September 30, 1999. In addition, commercial real estate nonaccrual loans dropped $18.9 million during the same period. The decrease in these nonaccrual loans is primarily due to the improvement in the California economy.

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

  One key component of the Company's program is the origination or purchase of adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of the Company's liabilities. At September 30, 1999, 75% of the

Company's total SFR loan and MBS portfolio had adjustable rates, compared with 80% at December 31, 1998. The decline resulted from $15.48 billion of primarily fixed-rate MBS purchases with an expected average remaining life from the time of purchase of 4.46 years during the nine months ended September 30, 1999.

  In addition, in order to better control its interest sensitivity, the Company attempts to manage its liability durations by utilizing a variety of deposit and borrowing types and sources. The Company also utilizes derivative instruments to adjust the interest-sensitivity characteristics of certain of its borrowings and deposits to better match the assets which the liabilities fund.

  The table below represents expected balances that are subject to maturity or a change in rate. It is conventionally referred to as an interest-rate-sensitivity gap report. The expected maturity and repricing categories take into consideration expected prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Company has used prepayment assumptions based on market estimates and past experience with its current portfolio. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. Since the Company's non-maturity deposits are not contractually subject to repricing, they have been allocated based on expected decay rates. Non-rate sensitive items such as the reserve for loan losses and deferred loan fees/costs are not included in the table. The balance of fixed-rate loans held for sale is included in the first bucket.

  While interest-rate-sensitivity gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. This is due, in part, to lag risk whereby some indices respond in a lagging manner to market interest rates. For this reason, Washington Mutual uses financial modeling to forecast earnings under different interest rate projections.

  The interest-rate-sensitivity gap report was as follows:

                                                                 September 30, 1999
                                                                 Projected Repricing
---------------------------------------------------------------------------------------------------------
                                                   0-3            4-12            1-5
                                                 Months          Months          Years        Thereafter
---------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Interest Sensitive Assets
  Adjustable-rate loans (1)                  $ 61,794,479    $ 10,664,978     $23,087,125     $   671,580
  Fixed-rate loans (1)                          1,853,851       3,376,820       9,149,204       9,181,764
  Adjustable-rate securities (1), (2)          26,989,385       3,597,509         292,381         127,218
  Fixed-rate securities (1)                     1,158,437       2,932,440       9,829,329      10,082,295
  Cash and cash equivalents                     2,467,109               -               -               -
                                             ------------------------------------------------------------
    Total sensitive assets                   $ 94,263,261    $ 20,571,747     $42,358,039     $20,062,857
                                             ============================================================

Interest Sensitive Liabilities
  Noninterest-bearing checking accounts (3)  $    408,386    $    989,239     $ 2,763,403     $ 3,239,890
  Interest-bearing checking accounts,
    savings accounts, and MMDAs (3)             4,714,810       7,822,006      14,964,656       9,766,400
  Time deposit accounts                         8,521,720      21,673,311       6,677,620          80,809
  Short-term and adjustable-rate
    borrowings                                 64,581,474      10,204,009               -               -
  Fixed-rate borrowings                         3,561,747       4,170,519       3,838,437       2,276,991
  Derivatives matched against liabilities     (15,806,800)      4,393,000      12,163,800        (750,000)
                                             ------------------------------------------------------------
    Total sensitive liabilities              $ 65,981,337    $ 49,252,084     $40,407,916     $14,614,090
                                             ------------------------------------------------------------
Repricing Gap                                $ 28,281,924    $(28,680,337)    $ 1,950,123     $ 5,448,767
                                             ============================================================

---------------------------------------------------------------------------------------------------------
                                                   0-3            0-12            0-5
                                                 Months          Months          Years         Thereafter
---------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Cumulative Gap                               $ 28,281,924    $   (398,413)    $ 1,551,710     $ 7,000,477
                                             ============================================================
Cumulative gap as a percentage
  of total assets                                   15.64%          (0.22)%          0.86%           3.87%


-----------
(1)  Based on scheduled maturity or scheduled repricing and estimated repayments of principal.
(2)  Includes FHLB stock.
(3)  Based on experienced and anticipated decay rates of checking, savings, and
     MMDAs.

  A conventional measure of interest rate sensitivity for savings institutions is the one-year gap, which is calculated by dividing the difference between assets maturing or repricing within one year and total liabilities maturing or repricing within one year by total assets.

  At September 30, 1999, the one-year gap or cumulative gap as a percentage of total assets in the 0-12 month category was a negative 0.22%, compared with a positive 2.90% at December 31, 1998. The repricing of the Company's interest sensitive assets generally matches that of its interest sensitive liabilities. The market risk characteristics of the Company's assets and liabilities at September 30, 1999 were not materially different from year-end 1998.

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

  Regulations promulgated by the Office of Thrift Supervision ("OTS") require that the Company's federal savings banks maintain for each calendar quarter an average daily balance of liquid assets at least equal to 4.00% of the prior quarter end's balance of withdrawable deposits plus borrowings due within one year. At September 30, 1999, both of the Company's federal savings banks had liquidity ratios in excess of 4.00%.

  As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the nine months ended September 30, 1999 of $1.37 billion, $73.1 million for noncash items and $2.57 billion of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the nine months ended September 30, 1999, cash flows from investing activities included sales, maturities and principal payments on securities totaling $12.64 billion. Loans originated and purchased for investment were in excess of repayments and sales by $17.05 billion, and $17.95 billion was used for the purchase of securities. Cash flows from financing activities consisted of the net change in the Company's deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, the issuance of long-term debt, and the repurchase of the Company's common stock. For the nine months ended September 30, 1999, the above mentioned financing activities increased cash and cash equivalents by $18.94 billion on a net basis. Cash and cash equivalents were $2.47 billion at September 30, 1999. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

  At September 30, 1999, the Company was in a position to obtain approximately $27.39 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

  The Company's capital (stockholders' equity) was $8.91 billion at September 30, 1999, down from $9.34 billion at December 31, 1998. During the first nine months of 1999, the Company repurchased 21.0 million common shares at an average price of $35.95. These stock repurchases, the unrealized loss on available-for-sale ("AFS") securities of $584.1 million, and the growth in assets contributed to a decline in the stockholders' equity ratio of 4.93% at the end of third quarter 1999 from 5.65% at December 31, 1998. Excluding the unrealized loss on AFS securities, the ratio of capital to total assets would have been 5.25% at September 30, 1999. At December 31, 1998, there was an unrealized gain on AFS securities of $87.6 million.

  The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well-capitalized were as follows:

                          September 30, 1999
                        ----------------------  Well-Capitalized
                        WMBFA    WMB    WMBfsb       Minimum
                        ------  ------  ------  ----------------
Capital ratios:
  Leverage               5.59%   5.63%   8.17%          5.00%
  Tier 1 risk-based     10.07   10.37   13.87           6.00
  Total risk-based      11.36   11.14   15.09          10.00

  In addition, Aristar, Inc.'s industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well-capitalized at September 30, 1999.

  The Company's federal savings banking subsidiaries are also required by OTS regulations to maintain core capital of at least 3.00% of assets and tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied these requirements at September 30, 1999.

  The Company's broker-dealer subsidiary is also subject to capital requirements. At September 30, 1999, it was in compliance with its applicable capital requirements.

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

  The inventory and assessment phase is complete, and each component that has been identified has been assigned a priority rating corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third-party service providers, and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

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

  Prior to 1998, the Company undertook strategic business initiatives that shifted a significant portion of the cost for Year 2000 readiness to third-party service providers. The Company relies on third-party service providers for significant business processes such as item processing, loan servicing, and desktop and communications management. It has been communicating with its third-party service providers to assess and monitor their Year 2000 readiness. The Company has completed its due diligence on third-party service providers for its most critical business processes, including the testing of connections with these service providers, where possible, although the monitoring of these service providers will continue. The Company has established contingency plans for the service providers it deems most critical and will continue monitoring to determine whether to implement specific contingency plans.

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

  Costs

  While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company spent approximately $21.5 million during 1998 and the nine months ended September 30, 1999 on its Year 2000 Project, and it currently expects to spend approximately $11.5 million more before it concludes its Year 2000 readiness efforts. In 1996 and 1997, the Company spent approximately $30.3 million on technology-related initiatives, which had the effect of reducing its current cost of Year 2000 readiness.

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

  Liquidity Plan

  Washington Mutual has developed and implemented a Liquidity Plan to identify, monitor, and resolve potential funding impacts related to Year 2000. The plan includes early warning of funding trends and alternative sources of funds in the event of a disruption.

  The Company has also developed and implemented a Cash Contingency Plan to identify, monitor, and resolve potential impacts to cash sources and distribution systems related to Year 2000. The plan includes early warning of cash trends and alternative sources of cash in the event of a disruption.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index of Exhibits on page 33.

      (b)  Reports on Form 8-K

  During the third quarter of 1999, the Company filed a report on Form 8-K dated July 20, 1999. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's second quarter 1999 financial results and unaudited consolidated financial statements for the quarter and six months ended June 30, 1999. The report also included under Item 7 of Form 8-K a press release announcing an additional share repurchase program.

  During the third quarter of 1999, the Company filed a report on Form 8-K dated June 29, 1999. The report included under Item 7 of Form 8-K a slide presentation to investors at a conference on June 29, 1999.

  During the third quarter of 1999, the Company filed a report on Form 8-K dated August 5, 1999. The report included under Item 7 of the Form 8-K an Underwriting Agreement dated August 5, 1999 between the Registrant and Chase Securities Inc., Lehman Brothers Inc., Salomon Smith Barney Inc. and Goldman, Sachs & Co. for the Company to issue senior debt securities totaling $750.0 million and bearing a fixed rate of 7.50%. The notes are due on August 15, 2006.

  During the third quarter of 1999, the Company filed a report on Form 8-K dated August 25, 1999. The report included under Item 7 of Form 8-K a slide presentation to investors and analysts.

  During the third quarter of 1999, the Company also filed a report on Form 8-K dated September 15, 1999. The report included under Item 7 of Form 8-K a press release reporting the shareholders of Long Beach Financial Corporation had approved the merger with Washington Mutual.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

                                   WASHINGTON MUTUAL, INC.

                                   By: /s/ FAY L. CHAPMAN
                                       -----------------------------------------
                                       Fay L. Chapman
                                       Senior Executive Vice President
                                       and General Counsel

                                   By: /s/ RICHARD M. LEVY
                                       -----------------------------------------
                                       Richard M. Levy
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS


Exhibit No.
-----------
   3.1       Amended and restated Articles of Incorporation of the Registrant, as amended (filed herewith).

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

  10.1       364-Day Credit Agreement by and among the Registrant and Aristar,
             Inc. and The Chase Manhattan Bank, as Administrative Agent (filed herewith).

  10.2       Four-Year Credit Agreement by and among the Registrant and Aristar,
             Inc. and The Chase Manhattan Bank, as Administrative Agent (filed herewith).

  27         Financial Data Schedule.*

-----------
*  Filed electronically with the Securities and Exchange Commission.