Form 10-K
period 1999-12-31
WASHINGTON MUTUAL INC
filed 2000-03-15
CIK 933136

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED
     DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO _ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 3, 2000:
                       COMMON STOCK -- 12,444,200,149(1)

 (1) Does not include any value attributable to 12,000,000 shares that are held in escrow and not traded.

     The number of shares outstanding of the issuer's classes of common stock as of March 3, 2000:
                         COMMON STOCK -- 558,327,194(2)

               (2) Includes the 12,000,000 shares held in escrow.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WASHINGTON MUTUAL, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    1
  ITEM 1. BUSINESS..........................................    1
     Overview...............................................    1
     Key Strategic Initiatives..............................    2
     Consumer Banking.......................................    3
     Mortgage Banking.......................................    4
     Commercial Banking.....................................    5
     Financial Services.....................................    6
     Consumer Finance.......................................    7
     Treasury Activities....................................    7
     Asset Quality..........................................    9
     Employees..............................................   10
     Risk Factors...........................................   10
     Business Combinations..................................   11
     Taxation...............................................   12
     Environmental Regulation...............................   12
     Regulation and Supervision.............................   13
     Competitive Environment................................   22
     Principal Officers.....................................   23
  ITEM 2. PROPERTIES........................................   24
  ITEM 3. LEGAL PROCEEDINGS.................................   25
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   25
PART II.....................................................   25
  ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SECURITY
     HOLDER MATTERS.........................................   25
  ITEM 6. SELECTED FINANCIAL DATA...........................   27
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   29
     Overview...............................................   29
     Results of Operations..................................   30
     Quarterly Results of Operations........................   38
     Review of Financial Condition..........................   38
     Provision and Reserve for Loan Losses..................   43
     Lines of Business......................................   47
     Asset and Liability Management Strategy................   49
     Liquidity..............................................   54
     Capital Adequacy.......................................   54
     Year 2000 Project......................................   55
     Accounting Developments Not Yet Adopted................   55
     Tax Contingency........................................   56
     Goodwill Litigation....................................   57
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................   59
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   63
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................   63
PART III....................................................   63
PART IV.....................................................   63
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K....................................   63

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     With a history dating back to 1889, Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. At December 31, 1999, we had deposits of $81.13 billion and stockholders' equity of $9.05 billion. Based on our consolidated assets of $186.51 billion at December 31, 1999, we were the largest savings institution and the ninth largest banking company in the United States.

     We conduct our business operations through our subsidiaries. Our principal banking subsidiaries are Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"). Our other principal subsidiaries are Washington Mutual Finance Corporation, Long Beach Mortgage Company and WM Financial Services, Inc.

     Our assets have increased approximately 762% in the last four years. A substantial portion of our growth has been through acquisitions. In December 1996, we acquired the parent of American Savings Bank (the "Keystone Transaction"), which gave us our first depository institution in California. In July 1997, we acquired Great Western Financial Corporation and in October 1998, we acquired H. F. Ahmanson & Co., the parent of Home Savings of America. In February 1998, H.F. Ahmanson had acquired Coast Savings Financial, Inc. During 1999, we completed the integration of Home Savings into our company. As part of this integration, we consolidated 162 consumer financial centers in California into neighboring offices.

     In October 1999, we acquired Long Beach Financial Corporation, the parent of Long Beach Mortgage. Long Beach Mortgage is a specialty mortgage finance company that originates, purchases, sells and services specialty mortgage finance loans. Specialty mortgage finance loans are loans to borrowers who generally would not qualify for a loan from our banking subsidiaries due to the borrower's credit history, high debt-to-income ratios or other factors. Long Beach Mortgage originates its loans primarily through a nationwide network of approximately 12,500 independent loan brokers. Long Beach Mortgage has retained its brand name and is operating with its previous management team as a separate subsidiary of our company.

     As a result of the acquisitions described above, our company has been transformed into a national financial services company. Although we operate principally in California, Washington, Oregon, Florida, Texas and Utah, we have physical operations in 40 states. Through our subsidiaries, we engage in the following business activities:

     - Consumer Banking

     - Mortgage Banking

     - Commercial Banking

     - Financial Services

     - Consumer Finance

     Our principal business offices are located at 1201 Third Avenue, Seattle, Washington 98101 and our telephone number is (206) 461-2000. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-K, we mean Washington Mutual, Inc., as well as its consolidated subsidiaries. When we refer to WMI, we mean Washington Mutual, Inc. exclusively.

KEY STRATEGIC INITIATIVES

     We have established performance goals for the period from 2000 through 2004 that are somewhat different from our goals for the prior five-year period. Our goals for the next five years are to:

     - remix the balance sheet;

     - diversify revenue sources;

     - reduce interest rate risk;

     - operate more efficiently;

     - actively manage credit risk; and

     - employ capital strategies that effectively balance returns and risk.

     We intend to remix our balance sheet by decreasing the percentage of single-family residential ("SFR") mortgage loans and mortgage-backed securities ("MBS") on our balance sheet from approximately 83% to between 60-65% of assets and to increase the percentage of commercial business and commercial real estate loans, consumer loans and specialty mortgage finance loans. We further intend to decrease the percentage of certificates of deposits in our deposit base and to increase the percentage of core checking and savings deposits. We believe that we will improve our net interest margin if we are successful with these strategies.

     Our goal is to diversify revenue sources through continued growth of noninterest income, primarily fees derived from our consumer banking products and our financial services businesses, and through increased mortgage banking income and servicing fees from increased loan originations and the securitization and sale of a substantial portion of those loans.

     We intend to reduce our sensitivity to interest rate changes through a combination of a remix of our balance sheet and growth in noninterest income. Our asset remix is intended to reduce the percentage of fixed-rate and medium-term SFR loans and MBS and increase the amount of commercial business loans and shorter-term loans. We also plan to remix our liabilities by increasing our core checking and savings deposits. Our goal of increasing the amount of fee income and mortgage banking revenue will also reduce our reliance on net interest income and decrease earnings volatility.

     Our goal is an operating efficiency ratio of less than 45%. We intend to achieve this goal by streamlining our processes and procedures, deploying technology solutions to improve productivity, leveraging our infrastructure to support revenue growth and offering accessible, low cost customer transaction channels.

     The change in the composition of our assets will increase the credit risk to which we are exposed. We believe that our loan loss reserve will increase, but our goal is that nonperforming assets remain below 1% of assets.

     Our capital strategy will focus on return on equity and growth of earnings per share rather than on asset growth. Our goal is a return on common equity of at least 20% per year and growth in earnings per share of at least 13% per year. As part of our strategy, we intend to increase the amount of higher-yielding assets. We will continue to use share repurchases at appropriate prices to manage our capital. We will strive to achieve a ratio of common equity to assets of greater than 5% and a ratio of capital to risk-weighted assets (computed in accordance with the methodology used by the Federal Reserve Board to measure the capital of bank holding companies) of greater than 11%.

     This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in this Form 10-K.

CONSUMER BANKING

     Our Consumer Banking Group offers a comprehensive line of retail financial products and services to individuals and small businesses. We provide service to
4.6 million households through multiple delivery channels that include over 1,000 traditional financial centers, both free-standing and in-store, and over 1,400 automated teller machines located in eight states. We also offer our customers the convenience of 24-hour telephone and internet banking services.

     Our Consumer Banking Group's strategy is based on acquiring and building profitable relationships with customers through an attractive array of product offerings, convenient service options and quality service. Since 1995, we have actively promoted "Free Checking," which we believe is a powerful tool in attracting new customers who may utilize fee-based services and increase the number and balance of the accounts they maintain with us.

     A primary focus of our Consumer Banking Group in 1999 was the integration of the Home Savings financial centers. As part of this integration, the deposit and lending systems were converted and 162 financial centers were consolidated into other financial centers due to overlapping service areas. Equally important was the implementation of our consumer banking strategy in former Home Savings financial centers and the continuation of our strategy in former Great Western and American Savings financial centers.

     Our Consumer Banking Group offers the following loan products:

     - second mortgage loans for purposes unrelated to the property securing the loan and for a variety of purposes related to the property, including its renovation or remodeling;

     - manufactured housing loans;

     - purchase money loans for automobiles, pleasure boats and recreational vehicles;

     - student loans;

     - loans secured by deposit accounts;

     - secured and unsecured loans made under our line of credit or term loan programs; and

     - small business lines of credit (up to $100,000).

In addition to being an important part of our orientation toward consumer financial services, consumer loans provide greater net interest income due to their generally higher yields. The size of our consumer loan portfolio has grown in recent years as we have begun to introduce these products into California, Florida and Texas.

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

     At December 31, 1999, the Consumer Banking Group had $79.47 billion in deposits as follows:

                      TYPE OF DEPOSIT                             AMOUNT
                      ---------------                         --------------
Time deposit accounts.......................................  $37.01 billion
MMDAs and savings accounts..................................   29.54 billion
Checking accounts...........................................   12.92 billion

     Our Consumer Banking Group manages its excess cash from deposits by investing in the SFR loan portfolio managed by the Mortgage Banking Group.

MORTGAGE BANKING

     Our Mortgage Banking Group serves over 1.2 million households in meeting their residential mortgage financing needs throughout the United States and is the nation's fifth largest mortgage originator. The Mortgage Banking Group offers a broad array of SFR mortgage products in 29 states and the District of Columbia through multiple distribution channels, including the internet.

     During 1999, we originated a total of $40.24 billion in SFR mortgages (excluding SFR construction loans). This was about 3% lower than our 1998 origination levels, as higher interest rates slowed mortgage refinancing activity. Slower refinance activity affected the entire mortgage market in 1999, as total SFR originations in the United States were approximately 11% lower in 1999 than in 1998. The slower pace of refinancing activity also reduced the volume of loans that we securitized and sold, to $8.96 billion in 1999 from $18.24 billion in 1998. At December 31, 1999, we serviced a total of $158.88 billion in SFR loans, of which $48.64 billion were SFR loans serviced for others.

     First mortgage loan products offered through our principal banking subsidiaries include permanent home financing as well as loans for the construction of single-family homes. Permanent loans made available to consumers include conventional adjustable-rate mortgage ("ARM") loans and conventional, FHA-insured, and VA-guaranteed fixed-rate mortgage loans. All loan products are offered with a variety of maturities and amortization schedules.

     We generally securitize a majority of our originated fixed-rate SFR loans and sell the securities to third party investors. We generally retain the servicing rights on the loans underlying these securities. We recognize mortgage banking income on the sale of the securities.

     We generally retain originated ARM loans in our portfolio. From time to time, we securitize these loans and retain them in our investment portfolio to support liquidity and other corporate objectives. During 1999, we created four series of real estate mortgage investment conduit ("REMIC") securities and retained $9.57 billion of these securities. We also securitized $4.77 billion of loans into agency MBS which we retained in our portfolio.

     Beginning in 1995, we securitized loans with Fannie Mae and Freddie Mac under programs in which they have recourse against us as the servicer of the loans ("Recourse MBS"). These securitizations primarily involve ARMs. They generally are less costly and sometimes require less documentation than securitizations without recourse. We generally can sell these Recourse MBS in the secondary market or use them to collateralize borrowings and to meet regulatory liquidity requirements. We have retained the majority of Recourse MBS in our portfolio. The remainder were sold to third parties. We establish a recourse liability to cover the estimated loss on these obligations.

     In September 1999, we entered into a strategic alliance with Fannie Mae, under which most of the sales and securitizations of our fixed-rate conforming mortgage loans will be to Fannie Mae. We will use our own underwriting system to originate the loans. In addition, our agreement provides that we will work closely with Fannie Mae in sharing credit risk management and to develop additional products in the future.

     The primary ARM products that we offer are indexed to the 12-month average of the average annual yields on actively traded United States Treasury securities adjusted to a constant maturity of one year ("MTA"). Under our current programs, a borrower may choose among loans that have interim payment caps or interim interest rate caps. Our loans with payment caps typically have monthly rate adjustments with initial start rates fixed for one-, three-, six-, or twelve-months. These loans offer our borrowers payment flexibility not offered in other loan products, which has made this our most popular home-financing product. The loans feature four payment options, including a minimum payment based on the start rate, a payment that covers the full interest due, a payment that ensures full amortization over the term of the loan, and a payment that amortizes the loan over 15 years. These loans typically have payments that cannot change annually by more than a contractual percentage, usually 7.5%. In addition, we offer loans with initial start rates of one-, three-, or five-years and annual rate adjustments thereafter. The annual rate adjustments are usually limited to 2% and the payments are always re-amortized to the original maturity of the loan. We often offer a "teaser" rate which means the rate for the first two to three months of the loan is below market rates.

     Our mortgage products are made available to the consumer through various channels of distribution, which include retail home loan centers, wholesale home loan centers, financial centers and the internet. In 1999, our 176 retail home loan centers accounted for 43% of SFR originations, our 22 wholesale home loan centers accounted for 48% of SFR originations and our consumer bank financial centers accounted for 9% of SFR originations. In September 1999, we began to originate loans directly through our web site, www.wamumortgage.com. Internet originations are supported by our call center in Fullerton, California. In January 2000, we announced an agreement to acquire Alta Residential Mortgage Trust ("Alta") and the introduction of our correspondent distribution channel, which will be responsible for the acquisition of loans on a flow basis from other originators. In 1999, we acquired $347.4 million in correspondent product, primarily from Alta.

     All loans originated are subject to the same nondiscriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of our personnel, depending on the size and characteristics of the loan. We require title insurance on all first liens on real property securing loans. We also require our borrowers to maintain property and casualty insurance in an amount at least equal to the total of our loan amount plus all prior liens on the property or the replacement cost of the property, whichever is less. For loans acquired from correspondents, we perform re-underwriting and appraisal review of the loans purchased.

     We finance two different categories of SFR construction loans. We make custom construction loans to the intended occupant of a house to finance the house's construction. We typically combine construction phase financing with permanent financing of the completed home. In 1999, we originated $977.5 million in custom construction loans.

     We also make builder construction loans to borrowers who are in the business of building homes for resale. Each builder loan is made on a property-by-property basis and generally matures 12 to 18 months from origination. Proper consideration is given to the higher risk inherent in these transactions as each loan is underwritten. We made substantially all of our 1999 SFR builder construction loans in Washington, Oregon, Utah and California. Total builder construction loan originations were $1.03 billion for 1999.

COMMERCIAL BANKING

     Our Commercial Banking Group comprises two primary business lines: commercial banking, operating under the brand names of WM Business Bank and Western Bank; and commercial real estate lending, operating under the Washington Mutual brand.

     We offer a full range of commercial banking products and services to small to mid-sized businesses and individuals through 74 Western Bank offices in the Northwest and seven WM Business Bank offices in California. Commercial business loans are typically either unsecured, or secured by business, real estate, and/or personal assets, depending on the borrower's financial capacity and company performance. For 1999, Western Bank and WM Business Bank average loans grew by $405.8 million and average deposits increased by $240.9 million from 1998. At December 31, 1999, total deposits in Western Bank and WM Business Bank were $1.47 billion, of which 39% were demand accounts. At the same date we had $1.25 billion in commercial business loans.

     In December 1999, we entered into a strategic alliance with Franchise Finance Corporation of America and certain of its affiliates ("FFCA") for the sale and purchase of commercial loans. FFCA specializes in making commercial loans to franchisees of some of the country's leading fast food restaurants, convenience stores and automotive after-care shops. Under the terms of the alliance, we will purchase loans originated by FFCA. We expect to retain these loans in our portfolio. The alliance will be for a three-year term, with two one-year renewal options. We anticipate that we will purchase $4-5 billion in loans during the three-year period. We will perform re-underwriting and replacement cost review of the loans purchased.

     We offer commercial real estate loans to property owners and developers through 17 Washington Mutual Commercial Real Estate offices in Washington, Oregon, Utah, and California. Adjustable- and fixed-rate term loans for multi-family properties represented 96% of the $2.29 billion in originations for 1999 with the balance in commercial construction and other commercial property types. These loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the real estate project that secures the loan and thus may be subject to adverse conditions in the real estate market or in the economy, particularly the interest rate environment. Commercial real estate values tend to be cyclical and, while commercial real estate values trended upward in many areas of the country in 1999, we carefully monitor the commercial real estate environment to determine the level of our activity in this area.

     In all commercial real estate lending, location, marketability and overall attractiveness of the project are considered. Current underwriting guidelines for commercial real estate loans require us to perform an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. Before we make a commercial real estate loan, the borrower must obtain the approval of various levels of our personnel, depending on the size and characteristics of the loan.

     At December 31, 1999, commercial real estate loans totaled $18.24 billion of which $15.26 billion were apartments and $2.98 billion were other real estate property types. Approximately 85% of total commercial real estate loans were secured by real property in California.

FINANCIAL SERVICES

     Our Financial Services Group consists of three lines of business: (1) WM Financial Services, Inc. ("WMFS"), a licensed broker-dealer, (2) investment advisory and distribution services for the WM Group of Funds, and (3) Washington Mutual Insurance Services, Inc., a full-service insurance agency. All three business activities are key drivers of our fee income and leverage the Consumer Banking Group's distribution system. As part of the continued focus on fee generation as a greater percentage of the revenue mix, the Financial Services Group will emphasize greater cross-selling efforts with the Consumer Banking Group. In addition, WMFS will initiate marketing campaigns in new markets and seek increased incremental revenue from existing clients.

     Through WMFS we offer a wide range of investment products to our clients, including mutual funds, variable and fixed annuities, and general securities. At December 31, 1999, WMFS operated in seven states with approximately 500 financial consultants. In addition, our Consumer Bank Annuity Program utilizes over 800 licensed bank employees who sell fixed annuities to consumer bank customers.

     WM Fund Advisors, Inc. ("WM Advisors"), our registered investment advisor subsidiary, had assets under management of $7.42 billion at December 31, 1999 in 18 mutual funds, five asset management portfolios, and one variable annuity. The WM Group of Funds are managed both by WM Advisors and by three subadvisors. The WM Group of Funds are distributed to financial services clients through the WMFS network in more than 1,000 consumer bank financial centers. The WM Group of Funds are also distributed through a network of over 300 independent broker-dealers. Sales support to these independent broker-dealers will be significantly expanded in 2000 with a focus on asset allocation.

     Washington Mutual Insurance Services is an insurance agency that supports the mortgage lending process by offering fire, homeowners, flood, earthquake and other property and casualty insurance products to borrowers. In addition, the agency offers mortgage life insurance, accidental death and dismemberment, term, whole life, and other life insurance products to existing mortgage and deposit customers.

CONSUMER FINANCE

     Our Consumer Finance Group consists of Washington Mutual Finance Corporation (formerly Aristar, Inc.) and Long Beach Mortgage.

     Washington Mutual Finance makes consumer installment loans and real estate secured loans, and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. Installment loans typically have original terms ranging from 12 to 360 months. In 1999, originations had an average original term of 71 months. In the year ended December 31, 1999, 69% of the originations of all installment loans were unsecured or secured by luxury goods, automobiles or other personal property and 31% were secured by real estate. We generally acquire retail installment contracts without recourse to the originating merchant. These contracts are typically written with original terms of three to 60 months and for 1999 had an average original term of 28 months. At December 31, 1999, Washington Mutual Finance had $3.26 billion of assets.

     Washington Mutual Finance currently operates in 25 states, primarily in the southeastern United States. In 1998 and 1999, Washington Mutual Finance significantly increased its lending volume in Texas as a result of changes in state law, which permitted non-purchase money home lending in Texas beginning January 1, 1998.

     Long Beach Mortgage is engaged in the business of originating, purchasing and selling specialty mortgage finance loans secured by one-to-four family residences. Long Beach Mortgage originates loans primarily through wholesale channels of production. Long Beach Mortgage's nationwide network of independent mortgage loan brokers generates loans in all 50 states. In 1999, Long Beach Mortgage's single largest producing wholesale broker was responsible for less than 1% of Long Beach Mortgage's wholesale originations during the year. Long Beach Mortgage maintains a close working relationship with brokers through its sales force of approximately 300 account executives located in 69 offices.

     Long Beach Mortgage historically has followed a strategy of selling substantially all of its loan originations in the secondary market. Long Beach Mortgage typically sells its entire economic interest in the loan except for the related servicing rights, which it has generally retained. Cash from loan sales has been used by Long Beach Mortgage to repay borrowings previously made under its warehouse financing facility.

     The loans made by our consumer finance subsidiaries generally have a higher yield than the SFR loans and consumer loans made by our banking subsidiaries because these loans tend to have higher risk. Our typical consumer finance borrower would generally not qualify for a loan from our banking subsidiaries due to their credit history, high debt-to-income ratio or other factors.

     Beginning in 1999, we began to acquire specialty mortgage finance loans in order to increase the yield on our loan portfolio. The loans are managed by the Consumer Finance Group. While we screen the portfolios of purchased specialty mortgage finance loans for unacceptable credit risk, these loans, by their nature, bear more credit risk than is found in standard mortgage loans that we originate or in agency MBS. Accordingly, we expect that loan charge offs on these portfolios will be higher than on our other portfolios.

     At December 31, 1999, we had $4.45 billion of specialty mortgage finance loans in our portfolio.

TREASURY ACTIVITIES

     The primary responsibilities of our treasury department are:

     - interest rate risk management;

     - liquidity management;

     - investing activities;

     - borrowing activities; and

     - capital management.

  Interest Rate Risk Management

     Our interest rate risk is managed in accordance with risk measurements and limits established by the Boards of Directors of WMI and our depository institutions. The activities undertaken by the treasury department include entering into interest rate swap, interest rate cap and other derivative contracts in order to more closely match the duration of our assets and liabilities. In 1999, we entered into $16.40 billion (notional amount) in interest rate contracts with 19 counterparties.

  Liquidity Management

     Our liquidity policy is to maintain sufficient liquidity above daily funding needs to protect against unforeseen liquidity demands. We manage our liquidity primarily through the purchase and sale of MBS in the secondary market and through our borrowing practices. At December 31, 1999, we had $19.82 billion in unencumbered MBS and $3.04 billion in cash and cash equivalents. We also had $23.72 billion in additional borrowings primarily through the use of FHLB advances, collateralized borrowings using unpledged MBS, other wholesale borrowing sources and deposits of public funds.

  Investing Activities

     In 1999, we purchased a substantial amount of agency MBS and collateralized mortgage obligations ("CMOs") in the secondary market. We also purchased private issue MBS and CMOs, and SFR loan pools in the secondary market. The yield on these latter assets generally exceeds that of agency MBS because they expose us to certain risks not inherent in agency MBS, such as credit risk and liquidity risk.

     We have a policy of performing credit reviews on each individual security or loan pool prior to purchase. Such a review includes consideration of the collateral characteristics, credit enhancement structures, borrower payment histories and information concerning loan delinquencies and losses of the underlying collateral, where applicable. After a purchase is made, similar information is monitored on a periodic basis. Furthermore, we have established internal guidelines limiting concentrations of certain risk factors.

  Borrowing Activities

     Deposits have generally declined in recent years. As a result, we increasingly have relied on wholesale borrowings to fund our asset growth. Borrowings include securities sold under agreements to repurchase ("reverse repurchase agreements"), the purchase of federal funds, proceeds from the issuance of mortgage-backed bonds or notes, capital notes and other types of debt securities, and the issuance of commercial paper and funds obtained as advances from the FHLBs of Seattle, San Francisco, and Topeka. We also have access to the Federal Reserve Bank's discount window. Under Washington state law, WMB may borrow up to 30% of its total assets, but reverse repurchase agreements are not deemed borrowings under such law, and the 30% also does not apply to borrowings from federal, state or municipal governments, agencies or instrumentalities, including the FHLBs.

     We actively engage in reverse repurchase agreements with authorized broker-dealers and major customers, selling U.S. Government and corporate debt securities and MBS under agreements to repurchase them or similar securities at a future date. At December 31, 1999, we had $30.16 billion of such borrowings.

     WMB and WMBfsb are members of the FHLB of Seattle and WMBFA is a member of the FHLB of San Francisco. As members, each company maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. At year-end 1999, WMBFA, WMB and WMBfsb had credit lines ranging from 40% to 50% of total assets. At December 31, 1999, advances under these credit lines totaled $57.09 billion and were secured by mortgage loans, MBS and U.S. Government and agency securities.

     A member of an FHLB is generally required to purchase stock of the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. At December 31, 1999, we held stock in FHLBs with an aggregate value of $2.92 billion.

     We offer wholesale deposits, primarily time deposit accounts, to political subdivisions and public agencies. We consider wholesale deposits to be a borrowing source rather than a customer relationship.

     Other funding activities include the issuance of commercial paper by WMI and Washington Mutual Finance. We have combined commercial paper facilities backed by credit facilities from a syndicate of banks. We also issue senior notes at WMI and Washington Mutual Finance.

  Capital Management

     In 1999, the Board of Directors authorized the repurchase of 56.3 million of our shares. We repurchased 31.5 million shares during 1999. Approximately 6.3 million of these shares were used for the acquisition of Long Beach Financial Corporation. The share repurchase program provides management with a means to utilize excess capital. Our capital management strategy also focuses on the risk-based capital and leverage ratios of our principal banking subsidiaries.

ASSET QUALITY

     We maintain a reserve for credit losses inherent in the loan portfolio. The reserve is based on an ongoing, quarterly assessment of the probable estimated losses inherent in the loan portfolio. This quarterly analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses, as any differences between estimated and actual losses will be immediately addressed in the assessment and resulting loan loss reserve provision.

     In analyzing our existing loan portfolios, we apply specific monitoring policies and procedures which vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our SFR, second mortgage and other consumer, specialty mortgage finance and commercial real estate loans under $1 million are relatively homogeneous, and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans against which we apply a general reserve. Our determination of the level of the reserve and, correspondingly, the provision for loan losses for these homogenous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of the portfolios. These judgments are supported by analyses that fall into three general categories: (i) current and historical economic conditions; (ii) a predictive analysis of the performance and level of loss of the current portfolio; and (iii) prior loan loss experience. These systematic analyses provide a self-correcting mechanism to reduce differences between estimated and actual observed losses in the portfolios.

     In contrast, our monitoring process for commercial real estate loans over $1 million, and the commercial banking and builder construction portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are evaluated under more stringent reporting and oversight policies. We review these loans to assess the ability of the borrower to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade accordingly. If we believe that full collection of principal and interest is not reasonably assured, the loan will be appropriately downgraded and, if warranted, placed on nonaccrual status. In that event, an allocated reserve will be established for it, even though the loan may be current as to principal and interest payments.

     Our primary depository institutions each has a Credit Policy Committee ("CPC") that continuously monitors and reviews loan quality and reports to its respective Board of Directors. We also have internal staff regularly review the classification of commercial loans and commercial real estate loans over $1 million and report such classification to the relevant CPC. Such reviews assist management in establishing the level of the reserves.

EMPLOYEES

     Our number of full-time equivalent employees ("FTE") increased slightly from 27,957 at December 31, 1998 to 28,509 at December 31, 1999, primarily as a result of approximately 1,000 employees added in the acquisition of Long Beach Mortgage. We believe that we have been successful in attracting quality employees and that our employee relations are good.

RISK FACTORS

THE INTEREST RATE ENVIRONMENT HAS COMPRESSED OUR MARGINS AND ADVERSELY AFFECTED OUR NET INTEREST INCOME

     The rising interest rate environment has increased our funding costs at a faster rate than the increase in the yield on our loans and investments. This margin compression has negatively affected our net interest income, which is the largest component of our earnings. In addition, our deposits have declined and our short-term borrowings have increased at the same time that we increased the fixed-rate portion of our MBS portfolio. If these trends continue, we expect that net interest income will continue to be adversely affected.

     The rising interest rate environment may negatively affect the volume of loan originations. SFR mortgage originations in the United States declined from 1998 to 1999 by approximately 11% due primarily to a rising interest rate environment. This environment has continued into 2000. If interest rates continue to rise, we expect that SFR mortgage originations will decline during 2000. If this occurs, our loan originations may be negatively affected.

AS WE CONTINUE TO DIVERSIFY OUR ASSETS, OUR CREDIT QUALITY MAY SUFFER

     Our strategic plan calls for us to reduce the percentage of SFR loans and MBS in our portfolio and to increase the percentage of consumer loans, commercial business loans and specialty mortgage finance loans. Although these loans generally provide a higher yield than our SFR loans and MBS, they also carry more risk, and consequently, there is a risk of greater loan losses in this part of the portfolio. To the extent that we have to increase our provision for loan loss as a result of these loans, our earnings could be adversely affected.

WE FACE COMPETITION FROM OTHER FINANCIAL SERVICES COMPANIES IN ALL OUR MARKETS

     We face significant competition both in attracting and retaining deposits and in making loans in all of our markets. Our most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks doing business in our primary market areas of California, Washington, Oregon, Florida, Texas and Utah. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds and securities brokerage companies. Recent legislation that removes many of the restrictions on affiliations among banks, insurance companies and securities firms is expected to increase competition in the financial services industry. Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks and government-sponsored enterprises ("GSEs"), such as Fannie Mae and Freddie Mac. Competition from such sources could increase in the future and could adversely affect our ability to achieve our financial goals. In addition, competitive factors such as the lower cost structure of less regulated originators and the influence of the GSEs in establishing rates heavily influence our lending activities.

THE CONCENTRATION OF OPERATIONS IN CALIFORNIA MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS IF THE CALIFORNIA ECONOMY OR REAL ESTATE MARKET DECLINES

     At December 31, 1999, 54% of our loan portfolio and 72% of our deposits were concentrated in California. As a result, our financial condition and results of operations will be particularly subject to the conditions in the single-family and multi-family residential markets in California. If economic conditions generally, or in California in particular, worsen or if the market for residential real estate declines, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. We might also not be able to originate the volume or type of loans or achieve the level of deposits that we currently anticipate.

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

BUSINESS COMBINATIONS

     Most of our growth since 1988 has occurred as a result of banking business combinations. The following table summarizes our business combinations since April 1988:

                                                                                            NUMBER OF
          ACQUISITION NAME             DATE ACQUIRED      LOANS     DEPOSITS     ASSETS     LOCATIONS
          ----------------             --------------   ---------   ---------   ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Columbia Federal Savings Bank and
  Shoreline Savings Bank.............  April 29, 1988   $   551.0   $   555.0   $   752.6        26
Old Stone Bank(1)....................  June 1, 1990         229.5       292.6       294.0         7
Frontier Federal Savings
  Association(2).....................  June 30, 1990           --        95.6          --         6
Williamsburg Federal Savings
  Bank(2)............................  Sept. 14, 1990          --         4.3          --         3
Vancouver Federal Savings Bank.......  July 31, 1991        200.1       253.4       260.7         7
CrossLand Savings, FSB(2)............  Nov. 8, 1991            --       185.4          --        15
Sound Savings and Loan Association...  Jan. 1, 1992          16.8        20.5        23.5         1
World Savings and Loan
  Association(2).....................  March 6, 1992           --        37.8          --         2
Great Northwest Bank.................  April 1, 1992        603.2       586.4       710.4        17
Pioneer Savings Bank.................  March 1, 1993        624.5       659.5       926.5        17
Pacific First Bank, A Federal Savings
  Bank...............................  April 9, 1993      3,770.7     3,831.7     5,861.3       129
Far West Federal Savings Bank(2).....  April 15, 1994          --        42.2          --         3
Summit Savings Bank..................  Nov. 14, 1994        127.5       169.3       188.1         4
Olympus Bank, a Federal Savings
  Bank...............................  April 28, 1995       237.8       278.6       391.4        11
Enterprise Bank......................  Aug. 31, 1995         92.8       138.5       153.8         1
Western Bank.........................  Jan. 31, 1996        500.8       696.4       776.3        42
Utah Federal Savings Bank............  Nov. 30, 1996         88.9       106.7       122.1         5
American Savings Bank, F.A...........  Dec. 20, 1996     14,562.9    12,815.4    21,893.5       224
United Western Financial Group.......  Jan. 15, 1997        272.7       299.9       404.1        16
Great Western Financial
  Corporation........................  July 1, 1997      32,448.3    27,785.1    43,769.8     1,138
H.F. Ahmanson & Company(3)...........  Oct. 1, 1998      33,939.1    33,974.6    50,354.7       436
Industrial Bank......................  Dec. 31, 1998         11.1        26.1        27.2         1
Long Beach Financial Corporation.....  Oct. 1, 1999         414.7          --       821.4        66
Alta Residential Mortgage Trust......  Feb. 1, 2000         156.0          --       158.1         1

---------------
(1) This was an acquisition of selected assets and/or liabilities.

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

TAXATION

  General

     For federal income tax purposes, we report income and expenses using the accrual method of tax accounting on a calendar year basis. We are subject to federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in generally the same manner as other corporations.

  Tax Bad Debt Reserve Recapture

     The Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMBFA, WMB and WMBfsb, generally recapture for federal income tax purposes that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts generally are to be taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, we have paid or will have to pay approximately an additional $4.2 million (based upon current federal income tax rates) in federal income taxes each year of the six-year period due to the Job Protection Act.

  State Income Taxation

     The states of California, Oregon, Florida, Texas, Utah and Idaho, as well as many other states in which we do business, have corporate income taxes, which are imposed on companies doing business in those states. Our operations in California, Oregon and Florida result in substantial corporate income tax expense in those states. As our operations in the remaining states increase, the corporate income taxes will have an increasing effect on our results of operations or financial condition.

     The state of Washington does not currently have a corporate income tax. Washington imposes on businesses a business and occupation tax based on a percentage of gross receipts. Currently, the tax does not apply to interest received on loans secured by first mortgages or deeds of trust on residential properties. However, it is possible that legislation might be introduced in the future that would repeal or limit this exemption.

  Assistance Agreement

     As a result of the acquisition of American Savings Bank in 1996, we are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings & Loan Insurance Corporation Resolution Fund (the "FRF"). The Assistance Agreement provides, in part, for the payment to the FRF over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West Federal Savings and Loan Association. The provision for such payments is reflected in the financial statements as "Income Taxes." See "Notes to Consolidated Financial Statements -- Note 15: Income Taxes."

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

     Further, although CERCLA exempts holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence our decision whether to foreclose on property that is found to be contaminated. Our general policy is to obtain an environmental assessment prior to foreclosure of commercial property. The existence of hazardous substances or wastes on such property may cause us to elect not to foreclose on the property, thereby limiting, and in some instances precluding, us from realizing on such loans.

REGULATION AND SUPERVISION

     References in this section to applicable statutes and regulations are brief and incomplete summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

  General

     As a savings and loan holding company, WMI is subject to regulation by the Office of Thrift Supervision ("OTS"). WMBFA and WMBfsb are federal savings associations and are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund (the "SAIF") and, to a lesser extent, in the case of WMBFA, the Bank Insurance Fund (the "BIF"). The FDIC also has some authority to regulate WMBFA and WMBfsb. WMB is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington ("State Director"). The FDIC insures the deposit accounts of WMB through both the BIF and the SAIF. The FDIC examines and regulates WMB and other state-chartered banks that are not members of the Federal Reserve System ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings.

                                                    PRIMARY
                                                    FEDERAL           STATE          INSURANCE
              ENTITY                  CHARTER      REGULATOR        REGULATOR         FUND(S)
              ------                 ----------    ---------    -----------------    ---------
WMI................................  State (WA)          OTS    n.a.                 n.a.
WMBFA..............................  Federal             OTS    None                 SAIF, BIF
WMB................................  State (WA)         FDIC    WA State Director    BIF, SAIF
WMBfsb.............................  Federal             OTS    None                 SAIF

     We also own a small industrial bank, First Community Industrial Bank ("FCIB"), in Denver, Colorado. FCIB is a state-chartered institution that is regulated by Colorado state authorities in addition to the FDIC. State law specifies the investments that this institution may make and the activities in which it may engage.

     State and federal laws govern our consumer finance subsidiaries. Federal laws apply to various aspects of their lending practices. State laws establish applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act (the "1999 Act"). The 1999 Act significantly reforms various aspects of the financial services business. The 1999 Act includes provisions which:

     - establish a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies;

     - generally subject banks to the same securities regulation as other providers of securities products;

     - prohibit new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities;

     - provide consumers with new protections regarding the transfer and use of their nonpublic personal information by financial institutions; and

     - change the FHLB system in numerous ways, which are described in more detail below.

     The provisions in the 1999 Act permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate. As a unitary savings and loan holding company, we were generally permitted to have such affiliations prior to the enactment of the 1999 Act. It is expected, however, that these provisions will benefit our competitors.

     The provisions subjecting banks to securities regulation are not expected to significantly affect us since primarily all of our securities business is through securities subsidiaries that are already subject to such regulation. Some new provisions restricting or regulating ownership of insurance companies by banks apply also to savings institutions, and may hinder WMBFA, WMBfsb or WMB from acquiring certain insurance companies.

     The prohibition on the ability of new unitary savings and loan holding companies to engage in nonfinancial activities or affiliating with nonfinancial entities generally applies only to savings and loan holding companies that were not, or had not submitted an application to become, savings and loan holding companies as of May 4, 1999. Since we were treated as a unitary savings and loan holding company prior to that date, the 1999 Act will not prohibit us from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the 1999 Act generally restricts any nonfinancial entity from acquiring us unless such nonfinancial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999.

     Management does not believe that complying with the new consumer privacy provision will have a significant impact on our business.

     Changes to the FHLB system in the 1999 Act included a change in the manner of calculating the Resolution Funding Corporation ("REFCORP") obligations payable by the FHLBs; a broadening in the purposes for which FHLB advances may be used; and removal of the requirement that federal savings associations be FHLB members. Previously, the aggregate amount of the annual REFCORP obligation paid by all FHLBs was $300 million. The 1999 Act imposes an annual obligation equal to 20% of the net earnings of the FHLBs. This change will result in a greater obligation in years where FHLBs have high income levels, thereby reducing the return on members' investments. The broadening in the purpose for which FHLB advances can be used could result in higher borrowing costs because of increased demand for advances.

  Holding Company Regulation

     WMI is a multiple savings and loan holding company, as defined by federal law, because it owns three savings associations: WMB, WMBFA and WMBfsb. WMB is a state-chartered savings bank that has elected to be treated as a savings association for purposes of the federal savings and loan holding company law. WMI is regulated as a unitary savings and loan holding company because WMBFA and WMBfsb are deemed to have been acquired in supervisory transactions. Therefore, certain restrictions under federal law on the activities and investments of multiple savings and loan holding companies do not apply to WMI. These restrictions will apply to WMI if WMB, WMBFA or WMBfsb fails to be a qualified thrift lender ("QTL"). By this we mean generally that:

     - at least 65% of a specified asset base must consist of: loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities, or

     - at least 60% of total assets must consist of cash, U.S. Government or government agency debt or equity securities, fixed assets, or loans secured by: deposits, real property used for residential, educational, church, welfare or health purposes, or real property in certain urban renewal areas.

     WMB, WMBFA and WMBfsb are currently in compliance with QTL standards. Failure to remain a QTL would restrict the ability of WMBFA, WMBfsb or WMB to obtain advances from the FHLB. Failure to remain a QTL also would restrict the ability of WMBFA or WMBfsb to establish new branches and pay dividends.

     The OTS has proposed a regulation that could affect WMI's treatment as a unitary savings and loan holding company. See "-- Recent and Proposed Federal Legislation and Regulation."

     Acquisitions by Savings and Loan Holding Companies. Neither WMI nor any other person may acquire control of a savings institution or a savings and loan holding company without the prior approval of the OTS, or, if the acquiror is an individual, the OTS' lack of disapproval. In either case, the public must have an opportunity to comment on the proposed acquisition, and the OTS must complete an application review. Without prior approval from the OTS, WMI may not acquire more than 5% of the voting stock of any savings institution that is not one of its subsidiaries.

     Annual Reporting; Examinations. Under the Home Owners' Loan Act ("HOLA") and OTS regulations WMI, as a savings and loan holding company, must file periodic reports with the OTS. In addition, WMI must comply with OTS recordkeeping requirements.

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

  Subsidiary Savings Institution Regulation

     As federally-chartered savings associations, WMBFA and WMBfsb are subject to regulation and supervision by the OTS. As a state-chartered savings bank, WMB is subject to regulation and supervision by the State Director and the FDIC.

     Federal Regulation and Supervision of WMBFA and WMBfsb. Federal statutes empower federal savings institutions, such as WMBFA and WMBfsb, to conduct, subject to various conditions and limitations, business activities that include the following:

     - accept deposits and pay interest on them;

     - make loans on residential and other real estate;

     - make a limited amount of consumer loans;

     - make a limited amount of commercial loans;

     - invest in corporate obligations, government debt securities, and other securities;

     - offer various trust and banking services to their customers; and

     - own subsidiaries that invest in real estate and carry on certain other activities.

OTS regulations further delineate such institutions' investment and lending powers. Federal savings institutions generally may not invest in noninvestment-grade debt securities, nor may they generally make equity investments, other than investments in service corporations.

     State Regulation and Supervision. Washington state statutes empower savings banks, such as WMB, to conduct, subject to various conditions and limitations, business activities that include the following:

     - accept deposits and pay interest on them;

     - make loans on or invest in residential and other real estate;

     - make consumer loans;

     - make commercial loans;

     - invest in corporate obligations, government debt securities, and other securities;

     - offer various trust and banking services to their customers; and

     - own subsidiaries that engage in a wide variety of activities.

     Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations.

     Federal Prohibitions on Exercise of State Bank Powers. Federal law prohibits banks, such as WMB, and their subsidiaries from exercising certain powers that were granted by state law to make investments or carry on activities as principal (i.e., for their own account) unless either (i) national banks have power under federal law to make such investments or carry on such activities, or
(ii) the bank and such investments or activities meet certain requirements established by federal law and the FDIC.

     Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institution's primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as WMI and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies flatly prohibits WMB, WMBFA or WMBfsb from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits WMB, WMBFA or WMBfsb from making any equity investment in any affiliate that is not its subsidiary. We currently are in material compliance with all these provisions.

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

     OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. Associations (such as WMBFA and WMBfsb) that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

  FDIC Insurance

     The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution. The FDIC administers two separate deposit insurance funds, the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WMB and FCIB are members of the BIF, but a portion of WMB's deposits is insured through the SAIF. WMBFA and WMBfsb are members of the SAIF, but a portion of WMBFA's deposits is insured through the BIF. WMB and WMBFA are subject to payment of assessments ratably to both funds.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1999, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. WMB, WMBFA and FCIB qualified for the lowest rate on their BIF deposits in 1999, and WMB, WMBFA and WMBfsb qualified for the lowest rate on their SAIF deposits in 1999. Accordingly, none of these institutions paid any deposit insurance assessments in 1999.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly.

     Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. The average annual assessment rate in 1999 was 5.925 cents per $100 of SAIF-insured deposits and
1.185 cents per $100 of BIF-insured deposits. Beginning in 2000, SAIF- and BIF-insured deposits will be assessed at the same rate by FICO. For the first quarter of 2000, the annualized rate will be 2.12 cents per $100 of insured deposits. Because we have substantially more SAIF-insured deposits than BIF-insured deposits, this change will result in an overall reduction of the amount of our FICO assessments.

  Capital Requirements

     Each of our subsidiary depository institutions is subject to various capital requirements. WMB and FCIB are each subject to FDIC capital requirements, while WMBFA and WMBfsb are subject to OTS capital requirements.

     WMB and FCIB. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

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

     In addition to the risk-based capital guidelines, the FDIC uses a leverage ratio to evaluate a bank's capital adequacy. Most banks are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the institution's particular risk profile.

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

     The following table sets forth the current regulatory requirement for capital ratios for FDIC regulated banks as compared with our capital ratios at December 31, 1999:

                                TIER 1 CAPITAL TO       TIER 1 CAPITAL TO        TOTAL CAPITAL TO
                               AVERAGE TOTAL ASSETS    RISK-WEIGHTED ASSETS    RISK-WEIGHTED ASSETS
                               --------------------    --------------------    --------------------
Regulatory Minimum...........          4.00%                   4.00%                   8.00%
WMB's Actual.................          5.67                   10.18                   10.90
FCIB's Actual................         16.15                   20.87                   22.13

     WMBFA and WMBfsb. The OTS requires savings associations, such as WMBFA and WMBfsb, to meet each of three separate capital adequacy standards:

     - a core capital leverage requirement;

     - a tangible capital requirement; and

     - a risk-based capital requirement.

     For a limited time, core capital may include certain amounts of qualifying supervisory goodwill.

     OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. It is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. Associations whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings association that vary from the requirements that otherwise would apply under the OTS capital regulations. The OTS has not established such individual minimum capital requirements for WMBFA or WMBfsb.

     The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 1999:

                                 TIER 1 CAPITAL   TANGIBLE CAPITAL   TIER 1 CAPITAL TO   TOTAL CAPITAL TO
                                  TO ADJUSTED       TO ADJUSTED        RISK-WEIGHTED      RISK-WEIGHTED
                                  TOTAL ASSETS      TOTAL ASSETS          ASSETS              ASSETS
                                 --------------   ----------------   -----------------   ----------------
Regulatory Minimum.............       3.00%(1)          1.50%               4.00%              8.00%
WMBFA's Actual.................       5.53              5.53                9.95              11.15
WMBfsb's Actual................       8.58              8.58               13.94              15.21

---------------
(1) Most savings associations are required to maintain a minimum leverage ratio of 4.00%.

  FDICIA Requirements and Prompt Corrective Action

     FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories:

     - well-capitalized;

     - adequately capitalized;

     - undercapitalized;

     - significantly undercapitalized; and

     - critically undercapitalized.

     An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Federal law requires that the federal banking agencies risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations (such as WMBFA and WMBfsb), although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause WMBFA or WMBfsb to cease to be well-capitalized. In June 1996, the FDIC and certain other federal banking agencies (not including the OTS) issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would evaluate the banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

  Other FDIC and OTS Regulations and Examination Authority

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

     FDICIA imposes supervisory standards requiring periodic OTS or FDIC examinations, independent audits, uniform accounting and management standards, and prompt corrective action for problem institutions. As a result of FDICIA, depository institutions and their affiliates are subject to federal standards governing asset growth, interest rate exposure, executive compensation, and many other areas of depository institution operations. FDICIA contains numerous other provisions, including reporting requirements and revised regulatory standards for, among other things, real estate lending.

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

  Federal Reserve Regulation

     Under Federal Reserve Board regulations, WMB, WMBFA, WMBfsb and FCIB are each required to maintain reserves against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, WMBFA, WMBfsb and FCIB each maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. Institutions may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 1999, WMBFA and WMBfsb each received an "outstanding" CRA rating from the OTS, and WMB and FCIB received an "outstanding" CRA rating from the FDIC. These ratings reflect our commitment to meeting the credit needs of the communities we serve.

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

     We will strive to return to our neighborhoods the greater of (a) 2% of pretax earnings or (b) 3% of after-tax earnings plus 10% of the net recovery from the resolution of Ahmanson's goodwill litigation against the U.S. Government. These funds will be returned through grants, sponsorships, loans at below market rates, in-kind donations, paid employee volunteer time, and other financial support of our efforts to develop our communities.

  Recent and Proposed Federal Legislation and Regulation

     The 1999 Act, parts of which take effect in 2000, is summarized in "Regulation and Supervision -- General."

     In February 1999, the OTS proposed a regulation which could affect WMI's treatment as a unitary savings and loan holding company. If a holding company owns more than one savings association, it is a multiple savings and loan holding company ("SLHC"); if it owns only one savings association, it is a unitary SLHC. HOLA generally restricts multiple SLHC's and their non-association subsidiaries to traditional savings association activities and services and to activities permitted bank holding companies. These restrictions do not apply to unitary SLHC's. In addition, these restrictions do not apply to a multiple SLHC if all, or all but one, of its subsidiary savings associations were acquired in transactions involving a sale or transfer from an ailing or failing institution. Such savings associations are sometimes referred to as "supervisory" acquisitions, and a multiple SLHC is sometimes referred to as an "exempt" multiple SLHC if all, or all but one, of its subsidiary associations are supervisory acquisitions. The OTS proposal states that, under certain circumstances, an exempt multiple SLHC could lose its exempt status if it or one of its supervisory subsidiary associations is involved in a merger.

     WMI has had the status of an exempt multiple SLHC because two of its three subsidiary associations -- WMBFA and WMBfsb -- have been deemed supervisory acquisitions. However, both WMBFA and WMBfsb, as well as WMI, have been involved in subsequent merger transactions. Accordingly, it is possible that, if the proposed regulation were adopted, the OTS could assert that WMI is not an exempt multiple SLHC. If that were to occur, WMI would have to merge its subsidiary associations or discontinue activities, including real estate development activities, not permitted to multiple SLHC's. In either case management would not expect these actions to have a material adverse affect on our results of operations or financial condition.

  Regulation of Nonbanking Affiliates

     As broker-dealers registered with the Securities and Exchange Commission ("SEC") and as members of the National Association of Securities Dealers, Inc. ("NASD"), WM Financial Services and our mutual fund distributor subsidiary are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As our registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions.

     The NASD has adopted rules concerning NASD member operations conducted in branches of depository institutions. The NASD requirements are substantially similar to the policy statements governing the activities of our securities affiliates previously issued by the various banking regulators.

     Our consumer finance subsidiaries are subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. The subsidiaries are subject to various state licensing and examination requirements.

COMPETITIVE ENVIRONMENT

     We face significant competition in attracting and retaining deposits and making loans in all of our market areas. Our most direct competition for deposits has historically come from savings institutions, credit unions and commercial banks doing business in our primary market areas of California, Washington, Oregon, Florida, Texas and Utah. As with all banking organizations, however, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks and GSEs. Our competitors' activities may make it difficult for us to achieve our financial goals. In addition, effective June 1, 1997, federal legislation repealed certain restrictions on the establishment of interstate branches by national banks and state-chartered banks. Bank holding companies are now also generally permitted to buy banks in any state. WMBFA and

WMBfsb already had authority to establish interstate branches under existing federal law and regulations, so management expects that such legislation will primarily benefit our competitors.

     Although consolidation has decreased the number of institutions competing in our markets, both savings and commercial banks have reemphasized their focus on the consumer, making competition for retail deposits and loans extremely fierce. While the increased competitive pressures make the banking environment more difficult, we remain a strong market force.

PRINCIPAL OFFICERS

     The following table sets forth certain information regarding the principal officers of Washington Mutual:

                                                                                            EMPLOYEE OF
         PRINCIPAL OFFICERS            AGE             CAPACITY IN WHICH SERVED            COMPANY SINCE
         ------------------            ---             ------------------------            -------------
Kerry K. Killinger...................  50    Chairman of the Board of Directors,               1983
                                             President and Chief Executive Officer
Fay L. Chapman.......................  53    Senior Executive Vice President and General       1997
                                               Counsel
Craig S. Davis.......................  48    President, Mortgage Banking and Financial         1996
                                               Services Groups
William W. Ehrlich...................  33    Executive Vice President                          1993
Steven P. Freimuth...................  43    Senior Executive Vice President, Corporate        1988
                                               Services
William A. Longbrake.................  56    Vice Chair and Chief Financial Officer            1996
Deanna W. Oppenheimer................  41    President, Consumer Banking Group                 1985
Craig E. Tall........................  54    Vice Chair, Corporate Development, Consumer       1985
                                               Finance and Commercial Banking
S. Liane Wilson......................  57    Vice Chair, Corporate Technology                  1985
Richard M. Levy......................  41    Senior Vice President and Controller              1998
Norman H. Swick......................  50    Senior Vice President and Chief Risk Officer      1980

     Mr. Killinger has been Chairman, President and Chief Executive Officer of Washington Mutual since 1991. He was named President and a director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. Mr. Killinger joined Washington Mutual as an Executive Vice President of WMB in 1983.

     Ms. Chapman became an Executive Vice President and General Counsel and member of Washington Mutual's Executive Committee in September 1997. She became a Senior Executive Vice President in 1999. Prior to that, Ms. Chapman had been a partner with Foster Pepper & Shefelman PLLC, a Seattle, Washington law firm, since 1979.

     Mr. Davis became an Executive Vice President and member of the Executive Committee in January 1997, following our merger with Keystone Holdings. He became President, Mortgage Banking and Financial Services Groups in 1999. Mr. Davis is responsible for lending and financial services. He was Director of Mortgage Origination of American Savings Bank ("ASB") from 1993 through 1996 and served as President of ASB Financial Services, Inc. from 1989 to 1993.

     Mr. Ehrlich became an Assistant Vice President of Corporate Communications in 1994, a Senior Vice President in 1998 and an Executive Vice President of Corporate Relations and a member of the Executive Committee in 1999. Mr. Ehrlich is responsible for overseeing the Company's corporate communications, government relations and leadership training areas. He joined Washington Mutual as a public relations consultant in 1990 and then rejoined Washington Mutual in 1993 as a coordinator in the Mergers and Acquisitions Department.

     Mr. Freimuth became an Executive Vice President and member of the Executive Committee in 1997 and Senior Executive Vice President, Corporate Services in 1999. Mr. Freimuth is responsible for human resources, loan servicing and corporate credit. He joined WMB as a Vice President in 1988 and became a Senior Vice President in 1991.

     Mr. Longbrake rejoined Washington Mutual in October 1996 as Executive Vice President and Chief Financial Officer and a member of the Executive Committee. He became Vice Chair in 1999. Mr. Longbrake is responsible for corporate finance. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the FDIC.

     Ms. Oppenheimer has been an Executive Vice President of Washington Mutual since 1993 and a member of the Executive Committee since its formation in 1990. She became President, Consumer Banking Group in 1999. Ms. Oppenheimer is responsible for corporate marketing and consumer bank distribution. She has been an officer of Washington Mutual since 1985.

     Mr. Tall became an Executive Vice President of Washington Mutual in 1987 and has been a member of the Executive Committee since its formation in 1990. He became Vice Chair, Corporate Development, Consumer Finance and Commercial Banking in 1999. Mr. Tall is responsible for corporate development, commercial banking and consumer finance.

     Ms. Wilson became an Executive Vice President of Washington Mutual in 1988 and has been a member of the Executive Committee since its formation in 1990. She became Vice Chair, Corporate Technology in 1999. Ms. Wilson is responsible for corporate information technology.

     Mr. Levy has been a Senior Vice President and Controller of WMI since February 1998. In this capacity he is Washington Mutual's principal accounting officer. Prior to joining the Company, Mr. Levy was Executive Vice President and Chief Financial Officer of Community Trust Bancorp from 1995 to 1997. Prior to that, he was the Controller of Bank of America Texas, N.A.

     Mr. Swick has been a Senior Vice President of Washington Mutual since 1988. He became Chief Risk Officer in 1998 and prior to that time was the Company's General Auditor. In his current capacity, he is responsible for Washington Mutual's risk management program which identifies and monitors risk throughout the Company.

ITEM 2. PROPERTIES

     As of December 31, 1999, our banking subsidiaries conducted business from 1,025 consumer financial centers, 48 Western Bank branches, 33 business banking centers, 176 home loan centers and 22 wholesale loan centers in 40 states. Consumer finance operations were conducted in over 600 locations in 38 states.

     Washington Mutual's administrative offices are located at 1201 Third Avenue, Seattle, Washington 98101 where, as of December 31, 1999, we leased approximately 244,000 square feet pursuant to a lease agreement that starts to terminate in 2007. We also lease approximately 115,000 square feet of space in Seattle in the Second and Seneca Building pursuant to a lease agreement that starts to terminate in 2001; approximately 75,000 square feet in the adjoining building pursuant to a lease agreement that starts to terminate in 2006; approximately 10,000 square feet in Seattle in the First Interstate Building at 999 Third Avenue pursuant to a lease agreement that terminates in 2003; approximately 122,000 feet in Seattle in the 1111 Third Avenue Building pursuant to a lease agreement that terminates in 2004; approximately 62,000 square feet in the Rainier Tower Building at 1301 Fifth Avenue pursuant to a lease agreement that starts to terminate in 2003; approximately 86,000 square feet in Seattle in the Newmark Building at 1401 Second Avenue pursuant to a lease agreement that terminates in 2009; approximately 40,000 square feet in Seattle in the Century Square Building at 1501 Fourth Avenue pursuant to a lease agreement that terminates in 2002; and approximately 110,000 square feet in Bothell, Washington pursuant to a lease agreement that terminates in 2009. We have options to renew leases at most locations.

     WMBFA administrative and subsidiary operations are conducted from owned office space totaling 156,000 square feet in Irvine, California; approximately 47,000 square feet in Irvine pursuant to a lease agreement that starts to terminate in 2004; approximately 327,000 square feet of owned office space in Chatsworth, California; approximately 644,000 square feet in Chatsworth pursuant to a lease agreement that starts to terminate in 2003; approximately 252,000 square feet of owned office space in Stockton, California; and approximately 23,000 square feet in Los Angeles pursuant to a lease agreement that starts to terminate in 2003. We have options to renew leases at most locations.

     In 1999, approximately 1,265,000 square feet of office space on the Irwindale-Baldwin Park, City of Industry and St. Louis campuses (the "Home Savings Campuses") were closed and operations were consolidated with similar operations on other administrative campuses to make more efficient use of the office space. Approximately 24% of this vacated space was sublet to third parties during 1999. We anticipate subletting the additional space in 2000. During 1999, we closed 162 consumer financial centers. At December 31, 1999, 65% of these sites have been disposed of through sale, sublease or termination of the lease.

     In February 1999, we sold a vacant WMBFA facility that totaled approximately 385,000 square feet located in Canoga Park, California that had housed the Coast operations and administrative offices prior to its acquisition by Home Savings in 1998.

     Washington Mutual Finance administrative operations are conducted from owned office space totaling 71,000 square feet in Tampa, Florida.

     Long Beach Mortgage administrative operations are conducted from 81,000 square feet of leased office space located in Orange, California. The facilities are covered by several leases that, in general, expire in 2001 and 2002, and have an option to renew for five years.

     See "Notes to Consolidated Financial Statements -- Note 7: Premises and Equipment."

ITEM 3. LEGAL PROCEEDINGS

     We have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock trades on The New York Stock Exchange under the symbol WM. Prior to December 9, 1998, our common stock traded on The Nasdaq Stock Market under the symbol WAMU. As of March 3, 2000, there were 558,327,194 shares issued and outstanding held by 36,861 shareholders of record. The closing price of our common stock on March 3, 2000 was $23.13 per share.

  Common Stock

     The high and low common stock prices by quarter were as follows:

                                              YEAR ENDED            YEAR ENDED
                                          DECEMBER 31, 1999     DECEMBER 31, 1998
                                          ------------------    ------------------
                                           HIGH        LOW       HIGH        LOW
                                          -------    -------    -------    -------
Fourth quarter..........................  $35.94     $25.13     $41.25     $28.50
Third quarter...........................   36.63      27.94      46.06      31.13
Second quarter..........................   41.94      34.63      50.92      40.94
First quarter...........................   45.25      38.44      49.95      36.75

     Cash dividends paid per share were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Fourth quarter.............................................  $0.260    $0.220
Third quarter..............................................   0.250     0.207
Second quarter.............................................   0.240     0.200
First quarter..............................................   0.230     0.193

     Dividend amounts have not been restated to reflect pooling combinations.

  Preferred Stock

     At December 31, 1999, we had no preferred stock outstanding.

  Payment of Dividends and Policy

     Payment of future dividends is subject to declaration by the Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization, and expected asset and deposit growth of our subsidiaries. Our dividend policy is also dependent on the ability of WMB, WMBFA and WMBfsb to pay dividends to their respective parent company, which is influenced by legal, regulatory and economic restrictions. See "Business -- Regulation and Supervision -- Restrictions on Subsidiary Savings Institution Dividends."

     Our retained earnings at December 31, 1999 included a pre-1988 thrift bad debt reserve for tax purposes of $2.01 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, we will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, our ability to pay dividends in excess of current earnings may be limited.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Washington Mutual and is derived from and should be read in conjunction with the Consolidated Financial Statements of Washington Mutual and the Notes thereto, which are included in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------
                                       1999           1998           1997           1996           1995
                                   ------------   ------------   ------------   ------------   ------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Interest income..................  $ 12,062,198   $ 11,221,468   $ 10,202,531   $  9,892,290   $  9,860,408
Interest expense.................     7,610,408      6,929,743      6,287,038      6,027,177      6,306,724
                                   ------------   ------------   ------------   ------------   ------------
Net interest income..............     4,451,790      4,291,725      3,915,493      3,865,113      3,553,684
Provision for loan losses........       167,076        161,968        246,642        498,568        344,624
Noninterest income...............     1,508,997      1,507,200        980,535        819,361      1,224,370
Noninterest expense..............     2,909,551      3,267,500      3,111,117      3,595,271      2,761,174
                                   ------------   ------------   ------------   ------------   ------------
Income before income taxes,
  cumulative effect of accounting
  changes, and minority
  interest.......................     2,884,160      2,369,457      1,538,269        590,635      1,672,256
Income taxes.....................     1,067,096        882,525        653,151        201,707        654,593
Cumulative effect of change in
  tax accounting method..........            --             --             --             --        234,742
Minority interest in earnings of
  consolidated subsidiaries......            --             --             --         13,570         15,793
                                   ------------   ------------   ------------   ------------   ------------
Net income.......................  $  1,817,064   $  1,486,932   $    885,118   $    375,358   $    767,128
                                   ============   ============   ============   ============   ============
Net income attributable to common
  stock..........................  $  1,817,064   $  1,470,990   $    830,087   $    291,723   $    673,099
                                   ============   ============   ============   ============   ============
Net income per common share:
  Basic..........................  $       3.17   $       2.61   $       1.56   $       0.55   $       1.23
  Diluted........................          3.16           2.56           1.52           0.54           1.21
Average diluted common shares
  used to calculate earnings per
  share..........................   574,553,031    578,562,305    556,759,023    539,058,104    585,045,390
Cash dividends paid per common
  share:
  Pre-business combinations(1)...  $       0.98   $       0.82   $       0.71   $       0.60   $       0.51
  Post-business
     combinations(2).............          0.98           0.73           0.66           0.65           0.51
Common stock dividend payout
  ratio(2).......................         31.40%         29.32%         40.61%         94.12%         37.26%
Return on average assets.........          1.04           0.96           0.63           0.28           0.56
Return on average stockholders'
  equity.........................         19.66          16.62          11.73           4.70          10.02
Return on average common
  stockholders' equity...........         19.66          16.67          11.95           3.95          10.14

                                                             DECEMBER 31,
                            ------------------------------------------------------------------------------
                                1999            1998            1997             1996             1995
                            ------------    ------------    ------------     ------------     ------------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Assets....................  $186,513,630    $165,493,281    $143,522,398     $137,328,541     $137,142,972
Available-for-sale
  securities..............    41,384,318      32,917,053      19,817,226       25,431,464       31,181,617
Held-to-maturity
  securities..............    19,401,465      14,129,482      17,207,854        9,605,367       10,967,204
Loans.....................   113,497,225     108,370,906      97,624,348       92,943,126       85,335,568
Deposits..................    81,129,768      85,492,141      83,429,433       87,509,358       88,019,469
Borrowings................    94,326,616      65,200,489      49,976,377       40,014,735       38,261,697
Stockholders' equity......     9,052,679       9,344,400       7,601,085        7,426,137        8,421,102
Ratio of stockholders'
  equity to total
  assets..................          4.85%           5.65%           5.30%            5.41%            6.14%
Diluted book value per
  common share............  $      16.18(3) $      16.07(3) $      13.23(3)(4) $      12.52(3)(4) $      13.31(4)
Number of common shares
  outstanding at end of
  period..................   559,589,272(3)  581,408,525(3)  550,689,721(3)(4)  554,811,012(3)(4)  583,622,187(4)

---------------
(1) Amounts paid by acquired companies prior to their combination with the
    Company were not included.

(2) Based on dividends paid and earnings of the Company after restatement of financial statements for transactions accounted for as poolings of interests.

(3) 12,000,000 shares of common stock issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FSLIC Resolution
    Fund and their transferees were not included.

(4) Net of outstanding treasury shares and included potential conversion of outstanding convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

     This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in this Form 10-K.

OVERVIEW

     Our net income for 1999 was $1.82 billion, compared with $1.49 billion in 1998 and $885.1 million in 1997. We had diluted earnings per share of $3.16 in 1999, $2.56 in 1998 and $1.52 in 1997.

     Several balance sheet factors affected our net interest income in 1999. Starting in 1998 and continuing in 1999, we purchased shorter duration investment grade MBS and whole loans in the secondary market. These investments have acceptable, but lower returns than loans originated by us and retained in our portfolio, thus lowering margins. The investments were made to temporarily deploy excess capital generated by us. After reviewing first quarter 1999 results, management re-evaluated our capital deployment strategy. In April 1999, the Board of Directors approved a share repurchase program and MBS purchases were curtailed.

     The rise in interest rates during 1999 was another factor that affected our net interest income. Net interest income was adversely affected by the repricing lag on our ARM portfolio. In addition, a substantial portion of our borrowings have interest rates tied to London Interbank Offered Rate ("LIBOR"). As rates rose, our borrowing cost increased as well. During the fourth quarter, LIBOR increased substantially as a result of year 2000 liquidity concerns. The increase in LIBOR during the fourth quarter reduced our net income by approximately $22.2 million.

     Another impact of rising rates was the increase in short-term ARM originations. This allowed for organic growth in the balance sheet. ARMs comprised 86% and 90% of our SFR originations in the third quarter and fourth quarter of 1999, compared with 48% and 41% for the same periods a year ago. ARMs comprised 73% of our SFR originations for the year ended December 31, 1999, compared with 44% for 1998. Short-term ARMs generally have one- to three-month "teaser" rates, which adversely affect returns during the "teaser" period. The $6.13 billion growth in loans held in portfolio from year-end 1998 was primarily due to an increase in ARM loan originations and the purchase of whole loans, but was offset by the securitization of loans and the creation of REMICs. Loan growth during the latter part of 1999 was enhanced by a decline in loan prepayment and refinancing activity. Residential mortgage prepayment rates averaged 19% and 16% during the third and fourth quarters of 1999, down from 25% and 24% in the first and second quarters of 1999.

     Our shareholders' equity was reduced in 1999 as a result of unrealized losses on our available-for-sale portfolio. Due to an increase in interest rates during 1999, we had an unrealized loss on available-for-sale securities during 1999 of $755.0 million, which resulted in an unrealized loss balance (net of tax) of $667.4 million at December 31, 1999. For 1998, we had an unrealized gain of $25.3 million, which resulted in an unrealized gain balance (net of tax) of $87.6 million at December 31, 1998.

     After reviewing first quarter 1999 results, management re-evaluated our capital deployment strategy. In April 1999, the Board of Directors approved a share repurchase program to acquire up to 20 million shares of common stock. In May 1999, the Board of Directors authorized the repurchase of common shares for use in the acquisition of Long Beach Financial Corporation. In July 1999, the Board of Directors authorized the repurchase of up to 30 million additional shares. During 1999, we repurchased 31.5 million common shares at an average price of $34.30. Approximately 6.3 million shares were used for the acquisition of Long Beach on October 1, 1999.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income for 1999 was $4.45 billion, compared with $4.29 billion in 1998 and $3.92 billion in 1997. The net interest margin for 1999 was 2.63%, compared with 2.88% in 1998 and 2.91% in 1997.

     The 1999 increase in net interest income was due to a 13% rise in average interest-earning assets to $169.04 billion in 1999, compared with $149.08 billion in 1998. The net interest spread, however, declined to 2.48% in 1999 from 2.70% in 1998. The 1998 increase in net interest income was due to an 11% rise in average interest-earning assets from $134.44 billion in 1997. The net interest spread declined to 2.70% in 1998 from 2.74% in 1997.

     The yield on loans declined 33 basis points to 7.40% for 1999 from 7.73% for 1998. During 1998, market interest rates declined, which reduced the yield on new originations as well as on our ARM portfolio and encouraged the prepayment of loans with higher rates. The impact of rising rates in 1999 on the existing portfolio was not immediately reflected in the yield on the loan portfolio due to a lag before rates begin to adjust upward. At December 31, 1999, 1998 and 1997, 85%, 89% and 87% of total real estate loans were adjustable rate.

     The yield on MBS declined 43 basis points to 6.68% for 1999 from 7.11% for 1998. This decline was attributable to prepayments on higher yielding MBS, the lag in repricing of adjustable-rate MBS, and purchases of $8.50 billion of MBS to yield a weighted average rate of 6.33% during the fourth quarter of 1998 and $14.33 billion of MBS purchases to yield a weighted average rate of 6.25% during the twelve months ended December 31, 1999. Adjustable-rate MBS and CMOs constituted 57% of total MBS and CMOs at December 31, 1999.

     Our interest-sensitive assets have adjustable rates that change with movements in short- to mid-term market interest rates. This is also true of the majority of the liabilities contributing to our cost of funds. Market interest rates declined slightly during 1997, declined further during 1998 and then remained low within a narrow range during the first half of 1999. In the last two quarters of 1999, market interest rates significantly increased concurrently with increases in short-term rates by the Federal Reserve. In addition, in the fourth quarter of 1999, the spread between LIBOR and Treasury rates widened from its historical range due to increased short-term borrowings resulting from concerns regarding year-end liquidity. A substantial portion of our borrowings are tied to LIBOR and, consequently, our cost of funds during the fourth quarter was higher than normal. The movement in our yields, rates and net interest spread reflected these events.

     Average statements of financial condition, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                               1999                                 1998
                                ----------------------------------   ----------------------------------
                                                        INTEREST                             INTEREST
                                  AVERAGE               INCOME OR      AVERAGE               INCOME OR
                                 BALANCE(1)    RATE      EXPENSE      BALANCE(1)    RATE      EXPENSE
                                ------------   ----    -----------   ------------   ----    -----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash equivalents, securities
  and FHLB stock..............  $ 56,176,881   6.61%   $ 3,714,067   $ 43,484,260   7.02%   $ 3,054,699
Loans(2)......................   112,859,456   7.40      8,348,131    105,595,302   7.73      8,166,769
                                ------------           -----------   ------------           -----------
      Total interest-earning
        assets................   169,036,337   7.14     12,062,198    149,079,562   7.53     11,221,468
Other assets..................     5,749,949                            6,042,833
                                ------------                         ------------
      Total assets............  $174,786,286                         $155,122,395
                                ============                         ============
LIABILITIES
Deposits:
  Checking accounts...........  $ 11,839,446   0.51         60,460   $ 12,165,263   0.61         74,643
  Savings accounts and
    MMDAs.....................    26,498,785   3.73        987,691     25,924,391   3.65        946,975
  Time deposit accounts.......    44,756,465   4.74      2,122,111     48,340,728   5.31      2,566,397
                                ------------           -----------   ------------           -----------
      Total deposits..........    83,094,696   3.82      3,170,262     86,430,382   4.15      3,588,015
Borrowings:
  Reverse repurchase
    agreements................    26,081,801   5.36      1,397,349     17,695,176   5.67      1,003,851
  Advances from FHLBs.........    47,008,285   5.37      2,522,109     30,109,943   5.65      1,701,312
  Federal funds purchased and
    commercial paper..........     2,420,544   5.19        125,505      4,121,666   5.61        231,085
  Other.......................     4,958,523   7.97        395,183      5,226,087   7.76        405,480
                                ------------           -----------   ------------           -----------
      Total borrowings........    80,469,153   5.52      4,440,146     57,152,872   5.85      3,341,728
                                ------------           -----------   ------------           -----------
      Total interest-bearing
        liabilities...........   163,563,849   4.66      7,610,408    143,583,254   4.83      6,929,743
                                ------------           -----------   ------------           -----------
Other liabilities.............     1,978,647                            2,590,912
                                ------------                         ------------
  Total liabilities...........   165,542,496                          146,174,166
STOCKHOLDERS' EQUITY..........     9,243,790                            8,947,229
                                ------------                         ------------
Total liabilities and
  stockholders' equity........  $174,786,286                         $155,121,395
                                ============                         ============
Net interest spread and net
  interest income.............                 2.48    $ 4,451,790                  2.70    $ 4,291,725
                                                       ===========                          ===========
Net interest margin...........                 2.63                                 2.88

                                     YEAR ENDED DECEMBER 31,
                                ----------------------------------
                                               1997
                                ----------------------------------
                                                        INTEREST
                                  AVERAGE               INCOME OR
                                 BALANCE(1)    RATE      EXPENSE
                                ------------   ----    -----------
                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash equivalents, securities
  and FHLB stock..............  $ 37,545,693   7.14%   $ 2,681,771
Loans(2)......................    96,892,957   7.76      7,520,760
                                ------------           -----------
      Total interest-earning
        assets................   134,438,650   7.59     10,202,531
Other assets..................     5,000,374
                                ------------
      Total assets............  $139,439,024
                                ============
LIABILITIES
Deposits:
  Checking accounts...........  $ 10,698,514   0.75         80,014
  Savings accounts and
    MMDAs.....................    22,570,995   3.35        755,198
  Time deposit accounts.......    52,065,270   5.40      2,810,330
                                ------------           -----------
      Total deposits..........    85,334,779   4.27      3,645,542
Borrowings:
  Reverse repurchase
    agreements................    14,938,348   5.69        849,383
  Advances from FHLBs.........    17,643,892   5.76      1,016,925
  Federal funds purchased and
    commercial paper..........     3,335,437   5.71        190,373
  Other.......................     8,509,059   6.87        584,815
                                ------------           -----------
      Total borrowings........    44,426,736   5.95      2,641,496
                                ------------           -----------
      Total interest-bearing
        liabilities...........   129,761,515   4.85      6,287,038
                                ------------           -----------
Other liabilities.............     2,134,298
                                ------------
  Total liabilities...........   131,895,813
STOCKHOLDERS' EQUITY..........     7,543,211
                                ------------
Total liabilities and
  stockholders' equity........  $139,439,024
                                ============
Net interest spread and net
  interest income.............                 2.74    $ 3,915,493
                                                       ===========
Net interest margin...........                 2.91

---------------
(1) Average balances were obtained from the best available daily, weekly or monthly data, which management believes approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in their respective loan categories. The amortization of net deferred loan (costs) fees included in interest income was $(49.9) million in 1999, $6.6 million in 1998 and $51.3 million in 1997.

     The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

                                        1999 VS. 1998                         1998 VS. 1997
                             -----------------------------------   -----------------------------------
                              INCREASE/(DECREASE)                   INCREASE/(DECREASE)
                                     DUE TO                                DUE TO
                             ----------------------     TOTAL      ----------------------     TOTAL
                             VOLUME(1)      RATE        CHANGE     VOLUME(1)      RATE        CHANGE
                             ----------   ---------   ----------   ----------   ---------   ----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST INCOME
Cash equivalents,
  securities and FHLB
  stock....................  $  847,964   $(188,596)  $  659,368   $  418,562   $ (45,634)  $  372,928
Loans(2)...................     546,821    (365,459)     181,362      675,086     (29,077)     646,009
                             ----------   ---------   ----------   ----------   ---------   ----------
       Total interest
          income...........   1,394,785    (554,055)     840,730    1,093,648     (74,711)   1,018,937
INTEREST EXPENSE
Deposits:
  Checking accounts........      (1,953)    (12,230)     (14,183)      10,410     (15,781)      (5,371)
  Savings accounts and
     MMDAs.................      21,204      19,512       40,716      119,654      72,123      191,777
  Time deposit accounts....    (181,957)   (262,329)    (444,286)    (197,840)    (46,093)    (243,933)
                             ----------   ---------   ----------   ----------   ---------   ----------
       Total deposit
          expense..........    (162,706)   (255,047)    (417,753)     (67,776)     10,249      (57,527)
Borrowings:
  Reverse repurchase
     agreements............     452,097     (58,599)     393,498      157,445      (2,977)     154,468
  Advances from FHLBs......     910,611     (89,814)     820,797      704,170     (19,783)     684,387
  Federal funds purchased
     and commercial
     paper.................     (89,308)    (16,272)    (105,580)      44,106      (3,394)      40,712
  Other....................     (21,129)     10,832      (10,297)    (247,644)     68,309     (179,335)
                             ----------   ---------   ----------   ----------   ---------   ----------
       Total borrowing
          expense..........   1,252,271    (153,853)   1,098,418      658,077      42,155      700,232
                             ----------   ---------   ----------   ----------   ---------   ----------
       Total interest
          expense..........   1,089,565    (408,900)     680,665      590,301      52,404      642,705
                             ----------   ---------   ----------   ----------   ---------   ----------
Net interest income........  $  305,220   $(145,155)  $  160,065   $  503,347   $(127,115)  $  376,232
                             ==========   =========   ==========   ==========   =========   ==========
---------------
(1) Average balances were obtained from the best available daily, weekly or monthly data, which management believes approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in the average loan amounts outstanding. The amortization of net deferred loan (costs) fees included in interest income was $(49.9) million in 1999, $6.6 million in 1998 and $51.3 million in 1997.


  Provision for Loan Losses

     The provision for loan losses was $167.1 million for 1999, up from $162.0 million for 1998 and down from $246.6 million for 1997. The slight increase in the provision from 1998 to 1999 was primarily due to the increased loan volume. The average balance of loans was $112.86 billion for 1999, compared with $105.60 billion for 1998 and $96.89 billion for 1997. The provision relative to average loans declined to 0.148% in 1999 from 0.153% in 1998 and 0.255% in 1997. In each of the last three years, the provision for loan losses was less than total net charge offs of $191.8 million in 1999, $175.5 million in 1998 and $251.5 million in 1997. The overall decline in charge offs was primarily due to improvements in credit quality and real estate values, which are reflected in the decline in nonperforming assets to $1.03 billion at December 31, 1999, compared with $1.21 billion at December 31, 1998 and $1.37 billion at December 31, 1997.

  Noninterest Income

     Noninterest income consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Depositor and other retail banking fees.........  $  763,586    $  568,376    $478,700
Securities fees and commissions.................     271,329       192,126     186,079
Insurance fees and commissions..................      43,085        42,254      42,700
Loan servicing income...........................     112,323       117,356     141,278
Loan related income.............................     102,784       111,155      89,758
Mortgage banking income (loss)..................     109,387       133,084     (44,368)
Gain on sale of retail deposit branch systems...          --       289,040      57,566
Gain (loss) from mortgage securities............     (12,044)      (32,183)    (71,892)
Other income....................................     118,547        85,992     100,714
                                                  ----------    ----------    --------
     Total noninterest income...................  $1,508,997    $1,507,200    $980,535
                                                  ==========    ==========    ========

     Depositor and other retail banking fees of $763.6 million for 1999 increased from $568.4 million for 1998 and $478.7 million for 1997. We collected more debit card, ATM, overdraft protection, nonsufficient funds and other fees related to an increased number of checking accounts. The number of checking accounts increased during 1999 by over 400,000 or 10% to approximately 4,483,000.

     The growth in depositor and other retail banking fees has been offset somewhat by an increase in the amounts of our deposit account-related losses shown in "depositor and other retail banking losses." These losses increase with an increased number of checking accounts. For 1999 and 1998, depositor fees averaged $178.31 and $148.88 per checking account, compared with losses of $25.10 and $23.05 per checking account.

     Securities fees and commissions increased from $192.1 million in 1998 to $271.3 million in 1999. The increase was attributable to higher sales of investment products and the growth of assets under management in the WM Group of Funds. The successful expansion of the Consumer Bank Annuity Program in California and Florida also contributed to the overall increase in fees and commissions in 1999.

     Loan servicing income totaled $112.3 million in 1999, compared with $117.4 million in 1998 and $141.3 million in 1997. The average servicing fee declined
5.3 basis points in 1999 due to increased prepayments of older loans that had higher servicing fees. The decline in the average servicing fee was somewhat offset by an increase in the amount of loans serviced. The 1998 decrease in loan servicing income of 17% was caused by an increase in loan prepayments and the resulting increase in the amortization of mortgage servicing rights. Amortization increased in all three years from $60.4 million in 1997 to $85.5 million in 1998 to $85.6 million in 1999.

     Loan related income consisted of late charges, prepayment fees, reconveyance fees and miscellaneous income. The decrease in income from 1998 to 1999 was due to an increase in interest rates which caused a decline in loan prepayments and the related prepayment fees. Late charges have also decreased as a result of the downward trend in delinquencies. The growth in the loan portfolio and the Coast Acquisition were the primary causes of the increase in loan related income from 1997 to 1998.

     During 1999, we had mortgage banking income of $109.4 million, compared with $133.1 million in 1998 and a loss of $44.4 million in 1997. Sales of loans held for sale were $8.96 billion in 1999, $18.24 billion in 1998 and $7.54 billion in 1997 primarily from our fixed-rate loan originations. In 1999, the lack of a market for fixed-rate loans resulted in a decrease in fixed-rate loan originations and sales volume. In October 1999, we purchased Long Beach Mortgage, which resulted in an increase in mortgage banking income of $22.6 million in the fourth quarter. Long Beach Mortgage sells most of its loan production in the secondary market. The loss in 1997 included a $100.0 million write down of one tranche of a security created from loans acquired from Great Western Bank. This tranche was held in the trading portfolio. Excluding this transaction, we would have had mortgage banking income of $55.6 million in 1997.

     Pretax gain on the sale of retail deposit branch systems was $289.0 million during 1998 and $57.6 million during 1997. Ahmanson had a consistent strategy of engaging in retail branch purchases and sales to consolidate its presence in key geographic locations. In 1998, Ahmanson sold deposits of $3.24 billion and the remainder of its branch premises in Florida. In 1997, Ahmanson sold deposits of $251.4 million and branch premises in Arizona for a pretax gain of $16.0 million and deposits of $916.3 million and certain branch premises in Florida for a pretax gain of $41.6 million.

     Losses from mortgage securities were $12.0 million during 1999, compared with $32.2 million during 1998 and $71.9 million during 1997. In 1999, we incurred losses of $6.9 million on the sale of MBS. Additionally, the provision for loans securitized with recourse is reported in the line item -- "Gain (loss) from mortgage securities." The provision for recourse liability was $5.1 million for 1999, compared with $52.9 million for 1998 and $76.6 million in 1997. The decrease in the provision for recourse liability in 1999 reflects improved credit quality in our securitized loans. The recourse liability is deemed adequate by management based on credit guidelines applied to the loan portfolios.

     Other income totaled $118.5 million in 1999, compared with $86.0 million in 1998 and $100.7 million in 1997. In 1999, we had gains of $21.6 million from the sale of financial centers closed as a result of business combinations. In 1997, we recorded a $20.8 million gain on the sale of our insurance subsidiary, WM Life Insurance Company. Other income also includes income related to the sale of certain other products at the financial centers, gain on sale of other assets, and various other miscellaneous activities.

  Noninterest Expense

     Noninterest expense consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Compensation and benefits......................  $1,186,413    $1,188,972    $1,166,052
Occupancy and equipment........................     564,581       498,126       500,119
Telecommunications and outsourced information
  services.....................................     275,963       255,644       213,372
Depositor and other retail banking losses......     107,487        87,998        48,144
Transaction-related expense....................      95,722       508,286       431,125
Amortization of goodwill and other intangible
  assets.......................................      98,387       104,252        89,351
Foreclosed asset expense.......................       2,855        29,895        80,945
Advertising and promotion......................     110,631       114,247       108,485
Postage........................................      88,845        76,457        71,391
Professional fees..............................      70,455        60,587        75,333
Regulatory assessments.........................      59,294        63,204        59,887
Office supplies................................      34,506        42,053        35,741
Travel and training............................      52,425        44,995        37,377
Proprietary mutual fund expense................      29,519        30,421        38,163
Other expense..................................     132,468       162,363       155,632
                                                 ----------    ----------    ----------
     Total noninterest expense.................  $2,909,551    $3,267,500    $3,111,117
                                                 ==========    ==========    ==========

     Compensation and benefits expense was relatively unchanged over the past three years. Expense for both 1999 and 1998 was $1.19 billion and for 1997, $1.17 billion. The primary driver of compensation and benefits expense is the number of FTE. FTE were 28,509 at December 31, 1999, compared with 27,957 at December 31, 1998 and 27,661 at December 31, 1997. The 28,509 FTE at December 31, 1999 included 1,020 FTE associated with Long Beach Mortgage, acquired on October 1, 1999. Over the past three years, we have been increasing staffing levels to accommodate our growth in new markets, expansion of existing business lines and the introduction of new products. This increase has been offset by staff reductions associated with the Keystone Transaction as well as the Great Western and Ahmanson mergers.

     Occupancy and equipment expense was $564.6 million in 1999, up $66.5 million from 1998. Computer system upgrades caused an increase in depreciation, equipment and maintenance expense. During 1999, we consolidated 162 consumer financial centers in California as a result of the Ahmanson Merger. This resulted in reductions of rent, insurance, and repair and maintenance expense from 1998 to 1999.

     Expense for telecommunications and outsourced information services was $276.0 million in 1999, compared with $255.6 million in 1998 and $213.4 million in 1997. The increases reflect higher use of services resulting from increased staffing levels, new locations and account conversions, and a rate increase in our contract with IBM Global Services.

     Depositor and other retail banking losses increased from $48.1 million and $88.0 million in 1997 and 1998 to $107.5 million in 1999 primarily due to an increase in deposit account-related losses associated with the growth in the number of transaction accounts.

     Foreclosed asset expense was $2.9 million in 1999, compared with $29.9 million in 1998 and $80.9 million in 1997. The decrease in net expense was the result of a reduced number of foreclosed assets and an increase in net gains on the sale of real estate owned ("REO"). Additionally in 1998, we eliminated the use of outsourcing in the management of REO property.

     Advertising and promotion expense declined to $110.6 million in 1999 from $114.2 million in 1998. In 1998, we incurred additional costs associated with campaigns designed to introduce products to the California market.

     Postage expense increased to $88.8 million in 1999 from $76.5 million in 1998 due to special customer mailings that occurred during 1999.

     Professional fees increased to $70.5 million in 1999 from $60.6 million in 1998 due to various projects designed to streamline our processes and procedures and to deliver new products.

     Office supplies expense declined to $34.5 million in 1999 from $42.1 million in 1998 due to branch consolidations and other merger-related efficiencies.

     Expenses for travel and training increased to $52.4 million in 1999 from $45.0 million in 1998 due to an increase in training programs and corporate-sponsored events.

     Other expense declined to $132.5 million in 1999 from $162.4 million in 1998 primarily because 1998 included $30.0 million of expense for the donation of land for open space to support further development of property owned by Ahmanson as a real estate investment.

  Transaction-Related Expense

     Transaction-related expense was $95.7 million in 1999, $508.3 million in 1998 and $431.1 million in 1997. The expenses in 1997 and 1998 related primarily to the establishment of accruals and recognition of impairments resulting from the mergers with Great Western and Ahmanson. The accruals were established for employee severance and other expenses to be incurred, such as contract exit fees. In addition, impairments were recognized on real estate and equipment to be sold or sublet.

     We had transaction-related accruals of $97.7 million at year-end 1999, which related primarily to the impairment associated with the Irwindale campus. This compares to $262.0 million at year-end 1998 and $196.1 million at year-end 1997. Our offices on the Irwindale campus were closed during 1999 and approximately 727,000 square feet of office space was vacated. We are currently in the process of subleasing this space to third party tenants.

     During 1999, we consolidated 162 financial centers in California as a result of the Ahmanson Merger. These consolidations coincided with the conversion of the remaining branches to our systems and signage. During 1998, we consolidated consumer financial centers with neighboring financial centers in conjunction with the Great Western Merger.

     In addition to the accruals recorded on the dates of the mergers, we incurred costs during the integration process that were not accrued at the time of the mergers. These costs related primarily to temporary and other employee costs associated with the integration efforts. The integrations of systems and processes were conducted principally during 1998 for Great Western and during 1999 for Ahmanson. As the integration efforts were finalized, the on-going transaction-related expenses declined. As of December 31, 1999, all integration efforts had been completed.

     Reconciliation of the transaction-related expenses and accrual activity during 1997, 1998 and 1999 were as follows:

                                                                               1997
                                                                              AMOUNTS    DECEMBER 31,
                                              1997                  1997      CHARGED        1997
                                             PERIOD      1997      TOTAL      AGAINST      ACCRUED
                                             COSTS     ACCRUAL    EXPENSES    ACCRUAL      BALANCE
                                            --------   --------   --------   ---------   ------------
                                                             (DOLLARS IN THOUSANDS)
Severance.................................  $ 28,807   $ 94,126   $122,933   $ (57,960)    $ 93,104
Premises..................................        --     97,165     97,165     (69,317)      57,304
Equipment.................................        --     49,121     49,121     (59,834)          --
Legal, underwriting and other
  direct transaction costs................   109,811      3,503    113,314      (5,993)         742
Contract cancellation costs...............        --     33,207     33,207     (11,808)      33,699
Other.....................................     8,640      6,745     15,385      (9,478)      11,243
                                            --------   --------   --------   ---------     --------
                                            $147,258   $283,867   $431,125   $(214,390)    $196,092
                                            ========   ========   ========   =========     ========

                                                                               1998
                                                                              AMOUNTS    DECEMBER 31,
                                              1998                  1998      CHARGED        1998
                                             PERIOD      1998      TOTAL      AGAINST      ACCRUED
                                             COSTS     ACCRUAL    EXPENSES    ACCRUAL      BALANCE
                                            --------   --------   --------   ---------   ------------
                                                             (DOLLARS IN THOUSANDS)
Severance.................................  $     --   $186,845   $186,845   $(193,935)    $ 86,014
Premises..................................     5,905    117,341    123,246     (15,713)     158,932
Equipment.................................    71,721         --     71,721          --           --
Legal, underwriting and other
  direct transaction costs................    47,548         --     47,548        (742)          --
Contract cancellation costs...............     2,071        563      2,634     (18,584)      15,678
Other.....................................    78,778     (2,486)    76,292      (7,351)       1,406
                                            --------   --------   --------   ---------     --------
                                            $206,023   $302,263   $508,286   $(236,325)    $262,030
                                            ========   ========   ========   =========     ========

                                                                                1999
                                                                               AMOUNTS    DECEMBER 31,
                                                1999                 1999      CHARGED        1999
                                               PERIOD     1999      TOTAL      AGAINST      ACCRUED
                                               COSTS     ACCRUAL   EXPENSES    ACCRUAL      BALANCE
                                              --------   -------   --------   ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Severance...................................  $  8,482   $ 5,612   $14,094    $ (90,809)    $   817
Premises....................................      (883)   (7,164)   (8,047)     (55,325)     96,443
Equipment...................................    15,252     2,446    17,698       (2,446)         --
Legal, underwriting and other
  direct transaction costs..................     6,175        --     6,175           --          --
Contract cancellation costs.................     4,487    (8,155)   (3,668)      (7,132)        391
Other.......................................    70,227      (757)   69,470         (649)         --
                                              --------   -------   -------    ---------     -------
                                              $103,740   $(8,018)  $95,722    $(156,361)    $97,651
                                              ========   =======   =======    =========     =======

  Taxation

     Income taxes include federal and applicable state income taxes and payments in lieu of taxes. The provision for income taxes was $1.07 billion for 1999, which represented an effective tax rate of 37.00%.

     The provision for income taxes was $882.5 million for 1998, which represented an effective tax rate of 37.25%. The provision was lowered due to a one-time adjustment in the deferred tax assets attributable to the Keystone Transaction, partially offset by nondeductible transaction costs associated with the Ahmanson Merger.

     The provision for income taxes of $653.2 million for 1997 represented an effective tax rate of 42.46%, due in part to the nondeductibility of certain transaction-related expenses at Washington Mutual, Ahmanson and Great Western, and a settlement with the Internal Revenue Service (the "Service") for 1986 and 1987 for Great Western.

     Keystone Holdings commenced operations in December 1988 as an indirect holding company for ASB. ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary (the "Failed Association") of Financial Corporation of America. The 1988 Acquisition had a "good bank/bad bank" structure, with ASB, the "good bank," acquiring substantially all of the Failed Association's performing loans and fixed assets and assuming substantially all of its deposit liabilities. New West, the "bad bank," was formed to acquire the Failed Association's other assets (including nonperforming loans) and liabilities with a view toward their liquidation. New West was transferred to the FDIC as manager of the FRF, subsequent to the Keystone Transaction.

     In connection with the 1988 Acquisition, the Service entered into a closing agreement (the "Closing Agreement") with respect to the federal income tax consequences of the 1988 Acquisition and certain aspects of the taxation of Keystone Holdings and certain of its affiliates. The Closing Agreement contains provisions that were intended to ensure that losses generated by New West would be available to offset income of ASB for federal income tax purposes. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the FRF, including an Assistance Agreement. These agreements were designed, in part, to provide that over time 75% of most of the federal income tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West are paid ultimately to the FRF. The provision for such payments is reported in the line item -- "Income taxes."

     See "Notes to Consolidated Financial Statements -- Note 15: Income Taxes."

QUARTERLY RESULTS OF OPERATIONS

     Results of operations on a quarterly basis were as follows:

                                                        YEAR ENDED DECEMBER 31, 1999
                                            ----------------------------------------------------
                                              FIRST         SECOND        THIRD         FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                            ----------    ----------    ----------    ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........................  $2,854,118    $2,959,622    $3,059,516    $3,188,942
Interest expense..........................   1,726,923     1,810,914     1,939,850     2,132,721
                                            ----------    ----------    ----------    ----------
Net interest income.......................   1,127,195     1,148,708     1,119,666     1,056,221
Provision for loan losses.................      41,700        42,857        40,799        41,720
Noninterest income........................     352,144       364,118       369,519       423,216
Noninterest expense.......................     729,867       748,624       699,456       731,604
                                            ----------    ----------    ----------    ----------
Income before income taxes................     707,772       721,345       748,930       706,113
Income taxes..............................     263,654       268,671       278,950       255,821
                                            ----------    ----------    ----------    ----------
Net income................................  $  444,118    $  452,674    $  469,980    $  450,292
                                            ==========    ==========    ==========    ==========
Net income attributable to common stock...  $  444,118    $  452,674    $  469,980    $  450,292
                                            ==========    ==========    ==========    ==========
Net income per common share:
  Basic...................................  $     0.76    $     0.78    $     0.83    $     0.80
  Diluted.................................        0.76          0.78          0.83          0.80

                                                        YEAR ENDED DECEMBER 31, 1998
                                            ----------------------------------------------------
                                              FIRST         SECOND        THIRD         FOURTH
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                            ----------    ----------    ----------    ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........................  $2,727,236    $2,842,583    $2,814,278    $2,837,371
Interest expense..........................   1,666,934     1,752,886     1,750,909     1,759,014
                                            ----------    ----------    ----------    ----------
Net interest income.......................   1,060,302     1,089,697     1,063,369     1,078,357
Provision for loan losses.................      49,975        44,394        34,376        33,223
Noninterest income........................     260,390       324,567       605,052       317,191
Noninterest expense.......................     670,773       722,912       724,077     1,149,738
                                            ----------    ----------    ----------    ----------
Income before income taxes................     599,944       646,958       909,968       212,587
Income taxes..............................     229,170       248,357       349,498        55,500
                                            ----------    ----------    ----------    ----------
Net income................................  $  370,774    $  398,601    $  560,470    $  157,087
                                            ==========    ==========    ==========    ==========
Net income attributable to common stock...  $  362,050    $  393,761    $  558,092    $  157,087
                                            ==========    ==========    ==========    ==========
Net income per common share:
  Basic...................................  $     0.66    $     0.70    $     0.98    $     0.27
  Diluted.................................        0.64          0.68          0.96          0.27

REVIEW OF FINANCIAL CONDITION

  Assets

     At December 31, 1999, our assets were $186.51 billion, an increase of $21.02 billion or 13% from $165.49 billion at December 31, 1998. This increase was primarily the result of the retention of loans originated by us, either as loans or in securitized form, and the purchase of whole loans and MBS.

     Interest-earning assets. Our interest-earning assets consisted of the following:

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
                                                      (DOLLARS IN THOUSANDS)
Cash equivalents.........................  $    233,486    $     61,520    $    830,978
Securities:
  Trading securities.....................        34,660          39,068          23,364
  Available-for-sale securities:
     MBS.................................    40,972,653      32,399,591      18,624,163
     Investment securities...............       411,665         517,462       1,193,063
  Held-to-maturity securities:
     MBS.................................    19,263,413      13,992,235      17,085,036
     Investment securities...............       138,052         137,247         122,818
                                           ------------    ------------    ------------
                                             60,820,443      47,085,603      37,048,444
Loans:
  Loans held in portfolio................   113,745,650     107,612,197      97,550,131
  Loans held for sale....................       793,504       1,826,549       1,141,367
  Reserve for loan losses................    (1,041,929)     (1,067,840)     (1,047,845)
                                           ------------    ------------    ------------
                                            113,497,225     108,370,906      97,643,653
Investment in FHLBs......................     2,916,749       2,030,027       1,471,469
                                           ------------    ------------    ------------
                                           $177,467,903    $157,548,056    $136,994,544
                                           ============    ============    ============

     Securities. Our trading, available-for-sale and held-to-maturity securities consisted of the following (at carrying value):

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Agency MBS..................................  $39,186,804    $34,696,584    $29,199,263
Private issue MBS...........................   21,083,921     11,727,454      6,532,316
U.S. Government and agency debt.............       57,290         71,227        532,991
Corporate debt..............................      183,044        300,504        478,823
Municipal debt..............................      124,794        112,189        100,150
Preferred stock.............................      184,590        180,457        203,917
                                              -----------    -----------    -----------
                                               60,820,443     47,088,415     37,047,460
Derivative instruments......................           --         (2,812)           984
                                              -----------    -----------    -----------
                                              $60,820,443    $47,085,603    $37,048,444
                                              ===========    ===========    ===========

     Our securities portfolio increased by $13.73 billion at December 31, 1999, compared with the prior year. The increase was due primarily to securitizations of $14.62 billion and purchases of $14.48 billion, offset by paydowns of $12.41 billion and sales, unrealized losses and maturities of $2.96 billion during 1999.

     Securities classified as available for sale increased by $8.47 billion in 1999 and securities classified as held to maturity increased by $5.27 billion. The increase in the available-for-sale category was primarily due to the purchase of agency and investment grade private issue MBS in the secondary market and the securitization of $5.01 billion of loans, which were classified as available for sale during 1999. The increase in the held-to-maturity category was due to the securitization of $9.32 billion of loans, which were classified as held to maturity during 1999. These increases were partially offset by paydowns on existing securities.

     At December 31, 1999, we held $21.08 billion of private issue MBS and CMOs (including the REMICs). Of this total, 66% were rated the highest investment grade (AAA), 3% were rated investment grade (AA through BBB), 12% were rated below investment grade and 19% were unrated.

     At December 31, 1999, 57% of MBS were adjustable rate. Of the 57% indexed to an adjustable rate, 60% were indexed to COFI, 33% to U.S. Treasury indices, and 7% to other indices. The remaining 43% of MBS were fixed-rate.

     Loans. Total loans (exclusive of the reserve for loan losses) at December 31, 1999 were $114.54 billion, up 5% from $109.44 billion at December 31, 1998. The increase in the loan balances was primarily the result of originations of new loans and the purchase of loans, offset by loan sales and securitizations into MBS and the REMICs.

     Loans (exclusive of the reserve for loan losses) consisted of the following:

                                                            DECEMBER 31,
                                ---------------------------------------------------------------------
                                    1999           1998          1997          1996          1995
                                ------------   ------------   -----------   -----------   -----------
                                                       (DOLLARS IN THOUSANDS)
SFR...........................  $ 80,628,424   $ 81,101,706   $72,160,696   $69,101,085   $62,589,169
SFR construction..............     1,242,784      1,020,082       877,449       728,121       629,280
Second mortgage and other
  consumer....................     8,527,303      7,330,891     6,712,933     5,946,083     5,250,156
Specialty mortgage finance....     4,451,631        721,857       529,162       462,900       386,475
Commercial business...........     1,451,505      1,129,329       838,436       394,630       179,568
Commercial real estate........    18,237,507     18,134,881    17,572,822    17,383,828    17,285,377
                                ------------   ------------   -----------   -----------   -----------
                                $114,539,154   $109,438,746   $98,691,498   $94,016,647   $86,320,025
                                ============   ============   ===========   ===========   ===========
Loans as a percentage of total
  loans (exclusive of the
  reserve for loan losses):
  SFR.........................            70%            74%           73%           73%           73%
  SFR construction............             1              1             1             1             1
  Second mortgage and other
     consumer.................             8              7             7             6             6
  Specialty mortgage
     finance..................             4              1             *             1             *
  Commercial business.........             1              1             1             *             *
  Commercial real estate......            16             16            18            19            20
                                         ---            ---           ---           ---           ---
                                         100%           100%          100%          100%          100%
                                         ---            ---           ---           ---           ---
                                         ---            ---           ---           ---           ---
---------------
* Less than 1%.


     We have been diversifying our real estate loans by product type from a COFI concentration to Treasury based by replacing our COFI runoff primarily with MTA and hybrid ARM originations. At December 31, 1999, 85% of real estate loans were adjustable-rate, of which 42% were indexed to COFI, 52% were indexed to U.S. Treasury indices, and 6% to other indices. The remaining 15% of the year-end 1999 real estate loan portfolio were fixed rate. At December 31, 1998, 89% of real estate loans were adjustable-rate, of which 55% were indexed to COFI, 27% were indexed to U.S. Treasury indices, and 18% to other indices. The remaining 11% of the year-end 1998 real estate loan portfolio were fixed rate. Although the COFI percentage declined from 55% to 42%, this was mitigated by the REMIC securitizations in the fourth quarter of 1999, which comprised exclusively non-COFI loans. Excluding the REMIC securitizations, the COFI percentage would have declined to 33%.

     Loan originations were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
SFR:
  Adjustable rate...........................  $29,573,675    $18,342,900    $16,871,431
  Fixed rate................................   10,677,940     23,526,800      8,892,275
                                              -----------    -----------    -----------
                                               40,251,615     41,869,700     25,763,706
SFR construction:
  Custom....................................      977,476      1,017,194        883,211
  Builder...................................    1,025,934        731,103        565,305
Commercial real estate......................    1,908,476      2,486,452      2,352,839
Second mortgage and other consumer..........    4,857,169      4,885,759      4,615,456
Specialty mortgage finance..................    1,382,449        428,847        272,163
Commercial business.........................    1,185,995      1,011,502        759,546
                                              -----------    -----------    -----------
                                               11,337,499     10,560,857      9,448,520
                                              -----------    -----------    -----------
                                              $51,589,114    $52,430,557    $35,212,226
                                              ===========    ===========    ===========

     Total loan originations decreased in 1999 to $51.59 billion from $52.43 billion in 1998, which had been an increase from $35.21 billion in 1997. The decrease in originations in 1999 was primarily the result of lower SFR originations due to higher interest rates. Total originations increased in 1998 primarily due to an increase in fixed-rate SFR loans, which was caused by the low interest rate environment during 1998.

     We purchased $6.99 billion of loans in 1999, up from $2.99 billion in 1998 and $88.2 million in 1997. Of the 1999 purchases, $3.30 billion were specialty mortgage finance loans with a weighted average yield of 8.70%.

  Liabilities

     We primarily use customer deposits and wholesale borrowings to fund our loans and investments. Due to increased market competition for customer deposits, we have increasingly relied on wholesale borrowings to fund our asset growth.

     Deposits. Total deposits were $81.13 billion at December 31, 1999, compared with $85.49 billion at December 31, 1998 and $83.43 billion at year-end 1997.

     Deposits consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing..........................  $ 6,214,933    $ 6,686,682    $ 6,535,662
  Noninterest bearing.......................    7,274,538      6,774,049      4,650,292
                                              -----------    -----------    -----------
                                               13,489,471     13,460,731     11,185,954
Savings accounts............................    5,654,502      7,794,622      4,917,964
MMDAs.......................................   24,393,876     20,491,246     18,010,852
Time deposit accounts.......................   37,591,919     43,745,542     49,314,663
                                              -----------    -----------    -----------
                                              $81,129,768    $85,492,141    $83,429,433
                                              ===========    ===========    ===========

     Our strategy is to increase the ratio of transaction accounts to total deposits. As a result of this strategy, savings accounts, MMDAs and checking accounts have increased in amount and as a percentage of total deposits to 54% at year-end 1999, compared with 49% at year-end 1998 and 41% at year-end 1997. These three products have the benefit of lower interest costs compared with time deposit accounts. Even though transaction accounts are more liquid, we consider them to be the core relationship with our customers. In the aggregate, we view these core accounts to be a more stable source of long-term funding than time deposits.

     The increase in deposits during 1998 was primarily due to the Coast Acquisition in the first quarter of 1998 with $6.40 billion of deposits, partially offset by the sale of 27 branches in Florida in the third quarter of 1998 with $3.24 billion of deposits. Excluding these transactions, deposits would have decreased $1.10 billion. This decrease in deposits, as well as the decline in 1999, was the result of less time deposits, which reflected our strategy to remix our deposits.

     While the vast majority of our deposits are retail in nature, we do engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. We consider wholesale deposits to be an alternative borrowing source rather than a customer relationship and, as such, their levels are determined by management's decision as to the most economic funding sources.

     Borrowings. Our borrowings primarily take the form of reverse repurchase agreements and advances from the FHLBs of Seattle, San Francisco and Topeka. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

     Borrowings consisted of the following:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Federal funds purchased and commercial
  paper.....................................  $   866,543    $ 2,482,830    $ 3,732,282
Reverse repurchase agreements...............   30,162,823     18,339,538     14,774,040
Advances from FHLBs.........................   57,094,053     39,748,613     25,114,776
Other borrowings............................    6,203,197      4,629,508      6,355,279
                                              -----------    -----------    -----------
                                              $94,326,616    $65,200,489    $49,976,377
                                              ===========    ===========    ===========

     Our wholesale borrowing portfolio increased by $29.13 billion at December 31, 1999, compared with the prior year. The increase was primarily due to our use of wholesale borrowings as an alternative to retail deposits as a funding source for asset growth. Due to relative pricing advantages, we generally used advances from FHLBs and reverse repurchase agreements as our primary funding vehicles.

     In addition, during 1999, we issued senior debt securities totaling $1.60 billion and bearing a weighted average fixed rate of 7.11%.

     WMBFA is a member of the FHLB of San Francisco and, as a regular part of its business, obtains advances from this FHLB. WMB and WMBfsb are members of the FHLB of Seattle and, as a regular part of their businesses, obtain advances from this FHLB. FCIB is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. An institution is required to own stock in the FHLB of which it is a member.

     Each institution obtaining FHLB advances is required to enter into a written agreement with the lending FHLB under which the borrowing institution is primarily and unconditionally obligated to repay such advances and all other amounts owing to the lending FHLB. All advances must be fully secured by eligible collateral. Eligible collateral includes whole first mortgage loans on improved residential real estate, mortgage-backed and other securities issued or guaranteed by the U.S. Government or any of its agencies, certain privately issued MBS and other real estate-related collateral acceptable to the lending FHLB.

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

PROVISION AND RESERVE FOR LOAN LOSSES

     We analyze several important elements in determining the level of the provision for loan losses in any given year, such as current and historical economic conditions, nonaccrual asset trends, historical loan loss experience, and plans for problem loan administration and resolution. During 1997 and continuing in 1998 and 1999, the results of the analysis indicated continued improvement in asset quality.

     Nonaccrual loans continued to decline although the average loan balance continued to increase. Nonaccrual loans decreased from $1.03 billion at December 31, 1997 to $938.0 million at December 31, 1998 to $827.0 million at December 31, 1999. Actual loss experience, as measured by net charge offs, decreased as well. Net charge offs as a percentage of average loans declined from 0.26% for 1997 to 0.17% for 1998 and 1999. As a result of these continuing improvements in loss experience, the provision for loan losses was less than net charge offs during 1997, 1998 and 1999. Net charge offs exceeded the provision by $4.8 million in 1997, by $13.6 million in 1998 and by $24.7 million in 1999.

     Improvements in the California economy over the last three years have resulted in a dramatic turnaround in the housing market. The median price for California homes had declined steadily from a high of $211,000 in 1991 to a low point of $168,000 in February 1997. By December 1999, the median price of homes had increased to $222,000, up $54,000 or 32% from the low point in 1997. The result has been a decline in residential loan charge offs and a slowing in foreclosure activity beginning toward the end of 1997. Residential loan charge offs, net of recoveries, for 1999 totaled $33.6 million, which was less than net charge offs of $47.7 million in 1998 and $119.6 million in 1997. As a result of these improvements in the credit quality of our SFR portfolio, our unallocated reserve attributable to the SFR portfolio has declined as a percentage of SFR loans.

     Charge offs of second mortgage and other consumer loans were $142.6 million in 1999, up from $123.7 million in 1998 and $102.7 million in 1997. The ratio of charge offs to total loans in this category has remained steady at approximately 2%, reflecting strong growth in the balances in this portfolio as well as the continued strength of the economy. Charge offs on commercial business loans were $5.5 million in 1999, up slightly from $5.3 million in 1998 and $3.0 million in 1997. Again, increased charge offs were primarily the result of increased average loan balances over the same time period.

     At December 31, 1999, we had specific or allocated reserves totaling $81.6 million, compared with $143.7 million at December 31, 1998 and with $128.3 million at December 31, 1997. Reserves allocated or specified for the apartment building and commercial real estate loan portfolios have declined by 52% since year-end 1997 and now total $59.0 million at year-end 1999. This decline was mainly the result of three factors. First, the California economic growth and the recovery of commercial real estate markets nationwide resulted in significant improvement in the quality of these portfolios. At the end of 1996, management was particularly concerned about losses in this portfolio and had increased reserves allocated to it. Beginning in 1997 and continuing through 1998 and 1999, the apartment building and commercial real estate loan portfolios improved steadily, reflecting the growth in jobs and population. In the majority of markets, average occupancy levels and rental rates have increased as has the average sales price per square foot. The result was a reduction in the level of nonaccrual loans in these portfolios. Second, during 1999, our threshold for reviewing apartment building and commercial real estate loans for specific or allocated reserves increased to $1 million. Third, during the year, specific or allocated reserves declined by $19.1 million as a result of charge offs related to four large California borrowers.

     Changes in the reserve for loan losses were as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1999         1998         1997         1996         1995
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Balance, beginning of year.....................  $1,067,840   $1,047,845   $1,066,276   $  979,010   $1,083,272
Provision for loan losses......................     167,076      161,968      246,642      498,568      344,624
Transfers of reserves..........................      (1,221)      33,559      (13,594)      15,787        5,372
Loans charged off:
  SFR and SFR construction.....................     (37,754)     (66,130)    (141,540)    (297,484)    (299,617)
  Second mortgage and other consumer...........    (142,601)    (123,722)    (102,666)     (71,930)     (71,014)
  Specialty mortgage finance...................        (349)        (196)         (99)        (115)         (97)
  Commercial business..........................      (5,492)      (5,280)      (3,028)        (504)        (813)
  Commercial real estate.......................     (37,113)     (31,370)     (57,873)    (115,215)    (132,158)
                                                 ----------   ----------   ----------   ----------   ----------
                                                   (223,309)    (226,698)    (305,206)    (485,248)    (503,699)
Recoveries of loans previously charged off:
  SFR and SFR construction.....................       4,123       18,459       21,970       26,967       17,471
  Second mortgage and other consumer...........      19,146       18,147       20,248       17,386       16,965
  Specialty mortgage finance...................         312           48           43           32           43
  Commercial business..........................         737          882          221           74          482
  Commercial real estate.......................       7,225       13,630       11,245       13,700       14,480
                                                 ----------   ----------   ----------   ----------   ----------
                                                     31,543       51,166       53,727       58,159       49,441
                                                 ----------   ----------   ----------   ----------   ----------
  Net charge offs..............................    (191,766)    (175,532)    (251,479)    (427,089)    (454,258)
                                                 ----------   ----------   ----------   ----------   ----------
Balance, end of year...........................  $1,041,929   $1,067,840   $1,047,845   $1,066,276   $  979,010
                                                 ==========   ==========   ==========   ==========   ==========
Net charge offs as a percentage of average
  loans........................................        0.17%        0.17%        0.26%        0.48%        0.51%

     An analysis of the reserve for loan losses was as follows:

                                                                           DECEMBER 31,
                                                   ------------------------------------------------------------
                                                      1999         1998         1997         1996        1995
                                                   ----------   ----------   ----------   ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate.........................  $   58,983   $  125,700   $  122,838   $  174,012   $124,921
  Commercial business............................      17,612       17,157        3,277        1,285         --
  Builder construction...........................       4,984          852        2,207           --        158
                                                   ----------   ----------   ----------   ----------   --------
                                                       81,579      143,709      128,322      175,297    125,079
Unallocated reserves.............................     960,350      924,131      919,523      890,979    853,931
                                                   ----------   ----------   ----------   ----------   --------
                                                   $1,041,929   $1,067,840   $1,047,845   $1,066,276   $979,010
                                                   ==========   ==========   ==========   ==========   ========
Total reserve for loan losses as a percentage of:
  Nonaccrual loans...............................         126%         114%         101%          91%        69%
  Nonperforming assets...........................         102           88           76           65         50
  Total loans (exclusive of the reserve for loan
    losses)......................................        0.91         0.98         1.06         1.13       1.13

     Although the aggregate reserve as a percentage of nonaccrual loans was higher at year-end 1999 than at year-end 1998, the reserve as a percentage of total loans was 0.91% at year-end 1999, compared with 0.98% at year-end 1998. The amounts of nonaccrual loans and charge offs were each lower in 1999 than in 1998 despite a $5.10 billion increase in the size of the loan portfolio. No assurance can be given that we will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examinations process and that of our regulators, will not require significant increases in the reserve for loan losses.

     We securitize certain loans and retain these securities in our investment portfolios. If these loans are securitized as agency securities, we typically retain the exposure for potential losses on the loans underlying these securities and, as a result, have established a recourse obligation. Because the loans underlying these securities are similar in all respects to the loans in our loan portfolio, we estimate our recourse obligation on these securities in a manner similar to the method we use for establishing the reserve for loan losses on our loan portfolio. The liability for this recourse obligation is included in "Other liabilities."

     Changes in the recourse liability were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of year..........................  $144,257    $ 80,157    $27,940
Transfer (to) from reserve for loan losses..........   (15,000)     74,400     24,502
(Recovery of reserve) provision for recourse
  losses............................................   (16,168)    (10,300)    27,715
                                                      --------    --------    -------
Balance, end of year................................  $113,089    $144,257    $80,157
                                                      ========    ========    =======

     The total loss coverage percentage is the reserve for loan losses and the recourse liability as a percentage of nonaccrual loans:

Total loss coverage percentage......................       140%        129%       109%

     At December 31, 1999 and 1998, we had $18.12 billion and $18.62 billion of loans securitized and retained with recourse, and $4.65 billion and $5.83 billion of loans securitized and sold with recourse.

  Nonperforming Assets

     Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When loans securitized or sold with recourse become nonperforming, we repurchase them and include them in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due. See "Notes to Consolidated Financial Statements -- Note 1:
Summary of Significant Accounting Policies."

     Nonperforming assets were $1.03 billion or 0.55% of total assets at December 31, 1999, compared with $1.21 billion or 0.73% of total assets at December 31, 1998.

     Nonperforming assets consisted of the following:

                                                           DECEMBER 31,
                                ------------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                ----------    ----------    ----------    ----------    ----------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  SFR.........................  $  601,896    $  752,261    $  845,548    $  998,973    $1,220,435
  SFR construction............      18,017         9,188        10,413         9,235         9,550
  Second mortgage and other
     consumer.................     100,838        90,411        77,734        67,461        33,062
  Specialty mortgage
     finance..................      54,481         1,954         2,002         2,638         3,899
  Commercial business.........       9,826         7,416         2,652         1,267           824
  Commercial real estate......      41,967        76,730        95,923        94,084       156,359
                                ----------    ----------    ----------    ----------    ----------
                                   827,025       937,960     1,034,272     1,173,658     1,424,129
Foreclosed assets.............     198,961       274,767       340,582       470,460       512,271
Other nonperforming assets....          --            --            --         7,232         4,564
                                ----------    ----------    ----------    ----------    ----------
                                $1,025,986    $1,212,727    $1,374,854    $1,651,350    $1,940,964
                                ==========    ==========    ==========    ==========    ==========
Nonperforming assets as a
  percentage of total
  assets......................        0.55%         0.73%         0.96%         1.20%         1.42%

     The increase in nonperforming specialty mortgage finance loans from year-end 1998 to year-end 1999 was a result of the acquisition of Long Beach Mortgage.

     Loans (exclusive of the reserve for loan losses) and nonaccrual loans by geographic concentration at December 31, 1999 were as follows:

                                                           WASHINGTON
                                CALIFORNIA                   OREGON                     OTHER                       TOTAL
                         ------------------------   ------------------------   ------------------------   -------------------------
                          PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL    PORTFOLIO    NONACCRUAL    PORTFOLIO     NONACCRUAL
                         -----------   ----------   -----------   ----------   -----------   ----------   ------------   ----------
                                                                   (DOLLARS IN THOUSANDS)
SFR....................  $42,818,783    $339,781    $12,439,161    $ 62,422    $25,370,480    $199,693    $ 80,628,424    $601,896
SFR construction.......      166,272       5,213        867,091       7,773        209,421       5,031       1,242,784      18,017
Second mortgage and
  other consumer.......    2,697,652      12,903      2,854,868      22,100      2,974,783      65,835       8,527,303     100,838
Specialty mortgage
  finance..............      863,489       7,698        198,412       1,129      3,389,730      45,654       4,451,631      54,481
Commercial business....      188,719         770        935,836       8,749        326,950         307       1,451,505       9,826
Commercial real
  estate...............   15,491,495      36,502      1,996,573       1,203        749,439       4,262      18,237,507      41,967
                         -----------    --------    -----------    --------    -----------    --------    ------------    --------
                         $62,226,410    $402,867    $19,291,941    $103,376    $33,020,803    $320,782    $114,539,154    $827,025
                         ===========    ========    ===========    ========    ===========    ========    ============    ========
Loans and nonaccrual
  loans as a percentage
  of total loans and
  total nonaccrual
  loans................           54%         49%            17%         12%            29%         39%            100%        100%

     At December 31, 1999, nonaccrual loans in California accounted for 49% of total nonaccrual loans, down from 63% in 1998. Due to the concentration of our loans in California, the California real estate market requires continual review. In general, real estate values have improved during 1998 and 1999. However, economic performance within California may vary significantly among property types or by region.

  Impaired Loans

     Commercial real estate loans over $1 million, and commercial business and builder construction loans are individually evaluated for impairment. A loan in one of these categories is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions.

     Specialty mortgage finance loans on nonaccrual status increased from $2.0 million at December 31, 1998 to $54.5 million at December 31, 1999. This increase was due to the acquisition of Long Beach Mortgage as well as purchases of specialty mortgage finance loans during 1999. The balance of specialty mortgage finance loans increased from $721.9 million at December 31, 1998 to $4.45 billion at December 31, 1999.

     At December 31, 1999, loans totaling $620.5 million were impaired, of which $304.7 million had allocated reserves of $81.6 million. Of the $620.5 million of impaired loans, $78.5 million were on nonaccrual status.

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                           1999                     1998
                                                   ---------------------    ---------------------
                                                     LOAN      ALLOCATED      LOAN      ALLOCATED
                                                    AMOUNT     RESERVES      AMOUNT     RESERVES
                                                   --------    ---------    --------    ---------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  With allocated reserves........................  $ 41,361     $ 8,053     $ 30,251    $ 11,187
  Without allocated reserves.....................    37,105          --       16,378          --
                                                   --------     -------     --------    --------
                                                     78,466       8,053       46,629      11,187
Other impaired loans:
  With allocated reserves........................   263,298      73,526      528,379     132,522
  Without allocated reserves.....................   278,695          --      144,210          --
                                                   --------     -------     --------    --------
                                                    541,993      73,526      672,589     132,522
                                                   --------     -------     --------    --------
                                                   $620,459     $81,579     $719,218    $143,709
                                                   ========     =======     ========    ========

LINES OF BUSINESS

     We are managed along five major lines of business: Consumer Banking, Mortgage Banking, Commercial Banking, Financial Services, and Consumer Finance. Although we do not consider the Treasury group to be a line of business, it manages investments and interest rate risk. MBS and whole loans that we purchase (other than specialty mortgage finance loans) are allocated to treasury. Refer to Note 25 of the Notes to the Consolidated Financial Statements for summarized financial information for these lines of business for 1999 and 1998.

     In determining net interest income for each business segment, the interest expense of deposits is allocated to two of the segments. Deposit accounts managed by the Western Bank and WM Business Bank division are allocated to the commercial banking segment, and substantially all of the retail consumer deposits are allocated to the consumer banking segment. The consumer banking segment is allocated assets equal to the excess of its deposits over its balances of consumer loans. The other segments are allocated an amount of indebtedness in excess of deposits necessary to support the interest-earning assets of the segment. The rate on such indebtedness is our weighted average borrowing cost exclusive of the cost of deposits.

     Direct expenses are those costs that are directly controlled by the segment. Corporate support expense represents the balance of noninterest expense and is allocated primarily in proportion to the FTE of each segment.

                                     CONSUMER BANKING            MORTGAGE BANKING
                                 -------------------------   -------------------------
                                    1999          1998          1999          1998
                                 -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS)
CONDENSED INCOME STATEMENT
Net interest income after
  provision for loan losses....  $ 2,494,883   $ 2,556,637   $   796,196   $   832,655
Other income...................      817,333       625,665       259,334       326,614
Transaction-related expense....       69,422       365,590        18,991       121,872
Direct expense.................      994,959       952,532       247,325       248,820
                                 -----------   -----------   -----------   -----------
Income before corporate support
  expense and income taxes.....    2,247,835     1,864,180       789,214       788,577
Corporate support expense......      792,964       781,085       285,166       286,004
Income taxes...................      534,493       400,966       185,178       186,055
                                 -----------   -----------   -----------   -----------
Net income.....................  $   920,378   $   682,129   $   318,870   $   316,518
                                 ===========   ===========   ===========   ===========

    Total assets...............  $83,713,164   $88,368,887   $46,373,128   $36,105,220
                                 ===========   ===========   ===========   ===========

                                    COMMERCIAL BANKING       FINANCIAL SERVICES
                                 -------------------------   -------------------
                                    1999          1998         1999       1998
                                 -----------   -----------   --------   --------
                                             (DOLLARS IN THOUSANDS)
CONDENSED INCOME STATEMENT
Net interest income after
  provision for loan losses....  $   376,253   $   368,329   $  1,210   $  2,252
Other income...................       29,611        23,859    316,941    229,610
Transaction-related expense....          803         6,300      3,109      6,880
Direct expense.................       83,838        81,214    199,266    162,722
                                 -----------   -----------   --------   --------
Income before corporate support
  expense and income taxes.....      321,223       304,674    115,776     62,260
Corporate support expense......       20,498        19,621        238      2,510
Income taxes...................      111,067       105,930     45,309     24,496
                                 -----------   -----------   --------   --------
Net income.....................  $   189,658   $   179,123   $ 70,229   $ 35,254
                                 ===========   ===========   ========   ========

    Total assets...............  $20,179,900   $19,540,284   $123,525   $114,374
                                 ===========   ===========   ========   ========

                                   CONSUMER FINANCE            TREASURY/OTHER                    TOTAL
                                -----------------------   -------------------------   ---------------------------
                                   1999         1998         1999          1998           1999           1998
                                ----------   ----------   -----------   -----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
CONDENSED INCOME STATEMENT
Net interest income after
  provision for loan losses...  $  254,473   $  203,431   $   361,699   $   166,453   $  4,284,714   $  4,129,757
Other income..................      56,072       10,199        29,706       291,253      1,508,997      1,507,200
Transaction-related expense...          --           --         3,397         7,644         95,722        508,286
Direct expense................     161,571      125,690         4,019        62,917      1,690,978      1,633,895
                                ----------   ----------   -----------   -----------   ------------   ------------
Income before corporate
  support expense and income
  taxes.......................     148,974       87,940       383,989       387,145      4,007,011      3,494,776
Corporate support expense.....       2,659        1,133        21,326        34,966      1,122,851      1,125,319
Income taxes..................      57,813       34,700       133,236       130,378      1,067,096        882,525
                                ----------   ----------   -----------   -----------   ------------   ------------
Net income....................  $   88,502   $   52,107   $   229,427   $   221,801   $  1,817,064   $  1,486,932
                                ==========   ==========   ===========   ===========   ============   ============

    Total assets..............  $7,370,753   $2,764,273   $28,753,160   $18,600,243   $186,513,630   $165,493,281
                                ==========   ==========   ===========   ===========   ============   ============

  Consumer Banking

     Net income for 1999 was $920.4 million, an increase of $238.2 million from $682.1 million for 1998. This increase was primarily due to a decline of $296.2 million in transaction-related expense, partially offset by an increase of $42.4 million in direct expense and $11.9 million in corporate support expense. The increase in direct expense reflected the increase in activity in the Consumer Banking financial centers and back-office related to the origination and servicing of a greater number of customer loan and deposit accounts. Of the $42.4 million increase, $19.5 million was due to depositor and other retail banking losses, an increase which is directly related to an increase of over 400,000 in the number of transaction accounts.

     Net interest income after provision for loan losses decreased because a decline in consumer deposits led to a decrease in assets allocated to the Consumer Banking segment. However, while assets declined by 5.3%, the net interest income declined by only 2.4% as deposit costs declined more sharply than asset yields. Overall, consumer deposits declined in response to our strategy of emphasizing transaction accounts in order to remix our deposits to match our asset repricing characteristics more closely. For the year, time deposit accounts decreased $6.19 billion while transaction accounts increased $1.83 billion.

     The increase in other income consisted primarily of a $195.2 million increase in depositor and other retail banking fees. Debit card, ATM, overdraft protection, nonsufficient funds and other fees increased due to an increased number of checking accounts.

  Mortgage Banking

     Net income for 1999 was $318.9 million, an increase of $2.4 million from $316.5 million for 1998. Net interest income after provision for loan losses declined to $796.2 million from $832.7 million in the prior year primarily due to the compression of the net interest spread. Other income declined due to a decrease in loan servicing income as a result of a decline in the average servicing fee and due to a decrease in loan related income. Increasing interest rates caused a decline in prepayments and hence a decrease in prepayment fees. Late charges also declined as a result of a downward trend in delinquencies. In addition, there was a decline in mortgage banking income due to a decrease in fixed-rate loan originations and sales. Transaction-related expense declined $102.9 million as merger-related efforts were completed.

  Commercial Banking

     Net income for 1999 was $189.7 million, an increase of $10.5 million from $179.1 million for 1998. This increase was primarily due to an increase of $7.9 million in net interest income after provision for loan losses, an increase of $5.8 million in other income and a decrease of $5.5 million in transaction-related expense. The increase in net interest income was largely due to growth in average loans to $19.21 billion for 1999 from $19.02 billion for 1998.

     The increase in other income was partially due to a one-time gain on the sale of the trust operations, with the remaining increase attributable to increased depositor fees as a result of a $199.7 million growth in average deposit balances from year-end 1998 to year-end 1999, and increased fee income from treasury management and international banking services.

  Financial Services

     Net income for 1999 was $70.2 million, an increase of $35.0 million from $35.3 million for 1998. This increase was comprised of an increase of $87.3 million in other income and a decline of $3.8 million in transaction-related expense, partially offset by an increase of $36.5 million in direct expense and an increase of $20.8 million in income taxes. The increase in other income was a result of an increase of $79.2 million in securities fees and commissions. The increase was attributable to higher sales of investment products and the growth of assets under management in the WM Group of Funds. The successful expansion of the Consumer Bank Annuity Program in California and Florida also contributed to the overall increase in fees and commissions in 1999. With this increase, there was a corresponding increase in commissions paid to the financial consultants and licensed bank employees that was reflected in the increase in direct expense.

  Consumer Finance

     Net income for 1999 was $88.5 million, an increase of $36.4 million from $52.1 million for 1998. The increase was comprised of an increase of $51.0 million in net interest income after provision for loan losses and an increase of $45.9 million in other income, partially offset by a $35.9 million increase in direct expense and an increase of $23.1 million in income taxes. The increase in net interest income after provision for loan losses was due to an increase in loans from $2.57 billion at December 31, 1998 to $6.59 billion at December 31, 1999. The increase in loans was attributable to the growth in loans originated by Washington Mutual Finance, purchases of specialty mortgage finance loans and the acquisition of Long Beach Mortgage on October 1, 1999. At December 31, 1999, Long Beach Mortgage had a loan balance of $399.5 million. The increase in other income was primarily due to the growth in securities fees and commissions and $22.6 million of mortgage banking income from Long Beach Mortgage.

  Treasury/Other

     Net income for 1999 was $229.4 million, an increase of $7.6 million from $221.8 million for 1998. The increase was comprised of an increase of $195.2 million in net interest income after provision for loan losses, a decline in other income of $261.5 million, and a decrease in direct expense of $58.9 million. The increase in net interest income was a result of purchases of agency MBS and CMOs in the first half of 1999 from the secondary market. The decline in other income was due to $289.0 million of pretax gain on the sale of retail deposit branch systems in 1998.

ASSET AND LIABILITY MANAGEMENT STRATEGY

     Our long-run profitability depends not only on the success of the services we offer to our customers and the credit quality of our loans and securities, but also the extent to which our earnings are not negatively affected by changes in interest rates. We engage in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. As part of this strategy, we actively manage the amounts and maturities of our assets and liabilities.

     A key component of our strategy is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of our liabilities. At December 31, 1999, approximately 75% of our total SFR loan and MBS portfolio had adjustable rates.

     During periods of moderate to high market interest rates, ARMs have been preferred by our customers. ARMs are also well received whenever long-term rates remain appreciably higher than short-term rates. During 1999, market interest rates rose 50 to 75 basis points and the difference between the yields on a three-month U.S. Treasury bill and a ten-year U.S. Government note averaged 88 basis points compared with 37 basis points in 1998. The effect of this interest rate environment in 1999 was that 73% of our SFR loan originations were ARMs while 27% were fixed rate.

     Prior to the recent upward trend in interest rates, a flat yield curve and significant repricings had resulted in lowered asset yields. Subsequently, when interest rates rose, the higher funding costs compressed the net interest margin. This compression is expected to continue in 2000 due to continued higher funding costs, lagging ARM repricing and new loans that have low initial rates. Additional Federal Reserve Board rate increases would prolong this margin compression. Without further interest rate increases, the margin will eventually recover. We estimate that it takes three to four quarters for asset yields to catch up with increases in funding costs after a 25 to 50 basis point increase in interest rates.

     In order to maintain the balance between interest-sensitive liabilities and interest-sensitive assets, we continued to sell fixed-rate conforming loans. At the same time, we bought adjustable-rate MBS, pools of adjustable-rate loans, and shorter duration tranches of MBS in the secondary market during the first half of

1999. See "Business -- Treasury Activities -- Investing Activities." These purchases were halted during the second half of 1999. We did continue to purchase specialty mortgage finance loans, primarily through flow agreements, during the latter half of 1999. These types of purchases are expected to continue in 2000. It is anticipated that during 2000, in addition to selling fixed-rate loans we may sell ARMs with three to five year initial fixed rates.

     We originate and hold in portfolio adjustable-rate and short-term loans in order to better control the interest sensitivity of our assets. We also attempt to manage our liability durations through a variety of borrowing types and sources. In addition, we use derivative instruments to adjust the interest-sensitivity characteristics of certain borrowings and deposits to better match those of the assets, which the liabilities fund.

     A conventional view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories we take into consideration expected prepayment speeds rather than contractual maturities. The balances reflect actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. We have used prepayment assumptions based on market estimates and past experience with our current portfolio. Since our non-maturity deposits are not contractually subject to repricing, they have been allocated based on expected decay rates. Non-rate sensitive items such as the reserve for loan losses and deferred loan fees/costs are not included in the table. The balance of fixed-rate loans held for sale is included in the 0-3 months category.

INTEREST-RATE-SENSITIVITY GAP REPORT

                                                         DECEMBER 31, 1999
                                                        PROJECTED REPRICING
                               ----------------------------------------------------------------------
                                0-3 MONTHS    4-12 MONTHS     1-5 YEARS    THEREAFTER       TOTAL
                               ------------   ------------   -----------   -----------   ------------
                                                       (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS
Adjustable-rate loans(1).....  $ 56,559,701   $ 20,040,624   $18,219,298   $   630,930   $ 95,450,553
Fixed-rate loans(1)..........     1,891,512      3,076,538     7,831,732     6,034,887     18,834,669
Adjustable-rate securities
  (1)(2).....................    27,408,931      3,558,531     6,851,619       126,813     37,945,894
Fixed-rate securities(1).....       923,027      2,623,620    10,456,538    13,258,466     27,261,651
Cash and cash equivalents....     3,040,167             --            --            --      3,040,167
                               ------------   ------------   -----------   -----------   ------------
                               $ 89,823,338   $ 29,299,313   $43,359,187   $20,051,096   $182,532,934
                               ============   ============   ===========   ===========   ============
INTEREST-SENSITIVE
  LIABILITIES
Noninterest-bearing checking
  accounts(3)................  $    414,224   $    914,346   $ 2,641,363   $ 3,380,597   $  7,350,530
Interest-bearing checking
  accounts, savings accounts
  and MMDAs(3)...............     4,137,137      7,574,910    14,928,357     9,546,915     36,187,319
Time deposit accounts........     9,172,292     22,574,843     5,766,229        77,175     37,590,539
Short-term and
  adjustable-rate
  borrowings.................    79,002,657      3,740,735       109,953            --     82,853,345
Fixed-rate borrowings........     1,428,912      3,951,963     3,445,469     2,670,160     11,496,504
Derivatives matched against
  liabilities................   (15,967,800)     5,402,000    11,575,800    (1,010,000)            --
                               ------------   ------------   -----------   -----------   ------------
                               $ 78,187,422   $ 44,158,797   $38,467,171   $14,664,847   $175,478,237
                               ============   ============   ===========   ===========   ============
Repricing gap................  $ 11,635,916   $(14,859,484)  $ 4,892,016   $ 5,386,249
                               ============   ============   ===========   ===========
Cumulative gap...............  $ 11,635,916   $ (3,223,568)  $ 1,668,448   $ 7,054,697
                               ============   ============   ===========   ===========
Cumulative gap as percentage
  of assets..................          6.24%         (1.73)%        0.89%         3.78%
Total assets.................                                                            $186,513,630
                                                                                         ============
---------------
(1) Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2) Includes FHLB stock.

(3) Based on experience and anticipated decay rates of checking, savings, and money market deposit accounts.

INTEREST-RATE-SENSITIVITY GAP REPORT

                                                         DECEMBER 31, 1998
                                                        PROJECTED REPRICING
                               ----------------------------------------------------------------------
                                0-3 MONTHS    4-12 MONTHS     1-5 YEARS    THEREAFTER       TOTAL
                               ------------   ------------   -----------   -----------   ------------
                                                       (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS
Adjustable-rate loans(1).....  $ 61,810,214   $ 13,803,885   $11,459,213   $   563,466   $ 87,636,778
Fixed-rate loans(1)..........     4,104,132      4,502,547     9,657,090     3,538,199     21,801,968
Adjustable-rate
  securities(1)(2)...........    29,603,536      4,203,091       245,049       190,423     34,242,099
Fixed-rate securities(1).....       715,455      1,739,044     7,797,093     4,642,494     14,894,086
Cash and cash equivalents....     2,751,974          5,000            --            --      2,756,974
Derivatives matched against
  assets.....................       300,000       (300,000)           --            --             --
                               ------------   ------------   -----------   -----------   ------------
                               $ 99,285,311   $ 23,953,567   $29,158,445   $ 8,934,582   $161,331,905
                               ============   ============   ===========   ===========   ============
INTEREST-SENSITIVE
  LIABILITIES
Noninterest-bearing
  checking...................  $    677,405   $  2,032,215   $ 1,366,668   $ 2,697,761   $  6,774,049
Interest-bearing checking
  accounts, savings accounts
  and MMDAs(3)...............     6,298,022     13,954,671     8,523,417     6,196,440     34,972,550
Time deposit accounts........    13,616,352     25,826,781     4,218,152        84,257     43,745,542
Short-term and
  adjustable-rate
  borrowings.................    50,620,150      2,000,681        15,666         5,257     52,641,754
Fixed-rate borrowings........     4,418,849      1,250,520     5,057,371     1,847,558     12,574,298
Derivatives matched against
  liabilities................    (2,812,800)       560,000     2,252,800            --             --
                               ------------   ------------   -----------   -----------   ------------
                               $ 72,817,978   $ 45,624,868   $21,434,074   $10,831,273   $150,708,193
                               ============   ============   ===========   ===========   ============
Repricing gap................  $ 26,467,333   $(21,671,301)  $ 7,724,371   $(1,896,691)
                               ============   ============   ===========   ===========
Cumulative gap...............  $ 26,467,333   $  4,796,032   $12,520,403   $10,623,712
                               ============   ============   ===========   ===========
Cumulative gap as a
  percentage of assets.......         15.99%          2.90%         7.57%         6.42%
Total assets.................                                                            $165,493,281
                                                                                         ============
---------------
(1) Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2) Includes FHLB stock.

(3) Based on experience and anticipated decay rates of checking, savings, and money market deposit accounts.


     Interest rate sensitive assets are expected to reprice or mature later in the 1999 analysis, compared with the 1998 analysis due to assumed lower prepayments, purchases of short duration fixed-rate loans, and originations of 5/1 hybrid loans. Interest rate sensitive liabilities in the 1999 analysis are shorter duration compared with the 1998 analysis due to an increase in short-term borrowings. Derivatives matched against borrowings have increased as a means to lengthen some of these borrowings. A higher percentage of transaction accounts compared with time deposits at year-end 1998 has also lengthened some of the liabilities.

     While the interest-rate-sensitivity gap helps provide some information about a financial institution's interest sensitivity, it does not predict the trend of future earnings. This is due, in part, to the lag risk, basis risk, and cap risk described below. Also, the gap report does not reveal the impact of pricing strategies and new business.

     We are subject to various types of interest rate risk. Management characterizes these risks as lag risk, repricing risk, prepayment risk, basis risk and cap risk.

  Lag risk

     Currently, lag risk is our primary interest rate risk. In times of rising interest rates, we are negatively affected by an inherent timing difference between the repricing of our adjustable-rate assets and our liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates. Although the effect of this lag generally balances out over the life of a given loan, it can produce short-term volatility in our net interest income during periods of interest rate movement. One example of this is the delay in the repricing of COFI based assets, commonly referred to as "COFI lag." This lag results from the two-month delay in reported COFI because of the time required to gather the data needed to compute the index. The COFI used to reprice ARMs and adjustable-rate MBS actually reflects the cost of funds for a period two months prior to the adjustment date. As a result, COFI loans reprice more slowly than our liabilities.

  Repricing risk

     Repricing risk is caused by the mismatch in the maturities or repricing periods between interest-earning assets and interest-bearing liabilities. Our interest-earning assets are matched with like repricing interest-bearing liabilities. The mismatch is measured and is managed by extending our interest-bearing liabilities with derivatives. In general, our short-term ARMs are matched with deposits and short-term borrowings. Our fixed-rate loans are matched with long-duration deposits, such as checking and savings accounts. Some residual mismatches arising from borrowings are also used to fund these loans. Our intermediate loans and investments are also funded with borrowings where a mismatch exists. Interest rate cap and exchange agreements are generally applied to these mismatches in order to manage the repricing risk.

  Prepayment risk

     In a low interest rate environment with a flat yield curve, customers' preference for fixed-rate loans may result in the prepayment and refinancing of existing loans, fixed-rate and ARMs, to lower coupon, fixed-rate mortgage loans. This preference, when combined with our policy of selling most of our fixed-rate loan production, may make it more difficult for us to increase or even maintain the size of our loan and MBS portfolio during these periods. In addition, premiums related to loans and MBS on our Consolidated Statement of Financial Condition, as well as the servicing rights attributed to loans serviced for others, must be written off at the time of repayment, and can have an adverse impact on earnings.

  Basis risk

     The repricing of our assets and liabilities is also at risk from interest rate movements because generally our assets and liabilities are tied to different indices which may react differently to changes in interest rates. Loans tied to the COFI index create a form of basis risk for us because the cost of the portion of our liabilities that are borrowings rather than deposits is higher than the general cost of funds for most of the other savings institutions whose costs are a component of COFI. To reduce basis risk, during 1997, we introduced the MTA loan. This loan has all the same borrower advantages as the COFI product, such as a 7.5% annual payment cap and four payment options. However, the MTA loan is indexed to the 12-month moving average of the one-year Treasury bills which more closely reflects our borrowing costs. During 1999, $28.82 billion or 97% of all SFR ARM originations were MTA loans. Management hopes to reduce potential net interest income volatility caused by COFI basis risk by increasing production of MTA and other non-COFI adjustable-rate products and short-term fixed-rate products, such as consumer loans.

     Borrowings are generally more rate sensitive than deposits and reprice more quickly as market interest rates (such as treasury rates) change. To the extent that loan indices move at a different rate or in a different direction from our cost of funds, the general cost of funds basis risk may be realized.

  Cap risk

     The lifetime interest rate caps which we offer to ARM borrowers introduce another element of interest rate risk to us. In periods of high interest rates, it is possible for market interest rates to exceed the lifetime interest rate caps of existing ARM loans.

     To monitor the sensitivity of earnings to interest rate changes, we conduct financial modeling of the balance sheet and earnings under a variety of interest rate scenarios. This modeling does require significant assumptions about loan prepayment rates, loan origination volumes and liability funding sources. While these assumptions may be inaccurate, these simulations are helpful for measuring interest rate sensitivity. We monitor interest rate sensitivity and attempt to reduce the risk of a significant decrease in net interest income caused by a change in interest rates. We also monitor the impact of interest rate changes on our net portfolio value.

LIQUIDITY

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Our long-term growth objectives are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years has inhibited growth of consumer deposits, we have supported our growth through business combinations with other financial institutions and by increasing our use of wholesale borrowings. If we are not able to increase deposits either internally or through acquisitions, our ability to grow would be dependent upon, and to a certain extent limited by, our borrowing capacity.

     We monitor our ability to meet short-term cash requirements using guidelines established by our Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for 1999 of $1.82 billion, $318.4 million for noncash items and $3.13 billion of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both sales and purchases of securities, and loan principal payments and loan originations. In 1999, cash flows from investing activities included sales, maturities and principal payments on securities totaling $14.09 billion. Loans originated and purchased for investment were in excess of payments and sales by $23.87 billion, and $17.09 billion was used for the purchase of securities. Cash flows from financing activities consisted primarily of the net change in our deposit accounts and short-term borrowings, deposits sold, the proceeds and repayments from long-term borrowings and FHLBs advances and the repurchase of our common stock. In 1999, the above mentioned financing activities increased cash and cash equivalents by $23.29 billion on a net basis. Cash and cash equivalents were $3.04 billion at December 31, 1999. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

     At December 31, 1999, we were in a position to obtain $23.72 billion in additional borrowings primarily through the use of FHLB advances, collateralized borrowings using unpledged MBS, other wholesale borrowing sources and deposits of public funds.

     As of December 31, 1999, we had two revolving credit facilities with a group of lenders permitting aggregate borrowing of up to $1.20 billion. Of the $1.20 billion available credit, $500.0 million is available to WMI. The entire $1.20 billion is available to Washington Mutual Finance. The facilities are available for general corporate purposes, including providing capital to our subsidiaries. There were no outstanding borrowings under these facilities at year-end 1999.

     As of December 31, 1999, Long Beach Mortgage had two committed warehouse credit facilities totaling $575.0 million. Total borrowings under these warehouse facilities were $393.0 million at December 31, 1999.

CAPITAL ADEQUACY

     Our capital (stockholders' equity) was $9.05 billion at December 31, 1999, compared with $9.34 billion at December 31, 1998. During 1999, we repurchased
31.5 million common shares. These stock repurchases, the unrealized loss on available-for-sale ("AFS") securities of $667.4 million, and the growth in assets, were the primary factors in a decline of the ratio of stockholders' equity to assets to 4.85% at December 31, 1999 from 5.65% at year-end 1998. The unrealized gain on AFS securities was $87.6 million at December 31, 1998.

Excluding the unrealized loss and gain from AFS securities, the ratio of stockholders' equity to assets would have been 5.21% at December 31, 1999, compared with 5.59% at year-end 1998.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                      DECEMBER 31, 1999
                                                   ------------------------    WELL-CAPITALIZED
                                                   WMBFA     WMB     WMBFSB        MINIMUM
                                                   -----    -----    ------    ----------------
Tier 1 capital to adjusted total assets
  (leverage).....................................  5.53%     5.67%    8.58%          5.00%
Tier 1 capital to risk-weighted assets...........  9.95     10.18    13.94           6.00
Total capital to risk-weighted assets............  11.15    10.90    15.21          10.00

     In addition, FCIB met all FDIC requirements to be categorized as well capitalized at December 31, 1999.

     Our federal savings bank subsidiaries are also required by OTS regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 1999.

     Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 1999, both of our securities subsidiaries were in compliance with their applicable capital requirements.

YEAR 2000 PROJECT

     This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 readiness disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are based on current assessments and remediation plans that are subject to representations on the part of third-party service providers and are subject to change. Accordingly, there can be no assurance that our results of operations will not be adversely affected by damages resulting from the Year 2000 issue.

     We implemented a company-wide program to renovate, test and document the readiness of our electronic systems, programs and processes ("Computer Systems") and facilities to properly recognize dates to and through the Year 2000 (the "Year 2000 Project"). To date, neither we nor any of our service providers have experienced any significant Computer Systems failures as a result of the Year 2000 issue. To date, we have not had any claims from customers with respect to any damages resulting from Year 2000 issues.

     We spent approximately $33.0 million on the Year 2000 Project. This amount does not include approximately $30.3 million that we spent in 1996 and 1997 on technology-related initiatives, which had the effect of reducing the cost of the Year 2000 Project. We do not anticipate that any significant future expenditures will be required relating to the Year 2000 Project.

ACCOUNTING DEVELOPMENTS NOT YET ADOPTED

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial condition. If certain criteria are met, a derivative may be specifically designated as either a fair value or cash flow hedge. Changes in the value of derivatives designated as fair value hedges and changes in the value of the asset, liability or firm commitment being hedged attributable to the risk being hedged are immediately recognized in earnings. To the extent that they are effective, changes in the value of derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and reclassified to earnings when the forecasted transaction affects earnings; the ineffective portion of the change in value is immediately reported in earnings. SFAS 133 does not change the accounting for the item that is being hedged by a derivative designated as a cash flow hedge.

     The Financial Accounting Standards Board has issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000.

     We will implement SFAS 133 on January 1, 2001. A team consisting of management from Accounting, Treasury and Systems has been established in order to prepare for the implementation of SFAS 133. The implementation process has been divided into the following components: (i) identification; (ii) documentation; (iii) systems; (iv) accounting and reporting; and (v) training.

     The identification process is nearly complete. For all existing stand-alone derivatives a determination was made as to whether each individual contract qualified for hedge accounting under SFAS 133. This process involved identifying the specific assets, liabilities and anticipated transactions being hedged as well as evaluating hedge effectiveness. The portion of the identification process that is not complete is the search for embedded derivatives. Host contracts of all different types (e.g. borrowings, loans, leases, etc.) can contain embedded derivatives. SFAS 133 requires certain embedded derivatives to be accounted for separate from the host contract. A search for derivatives embedded in our host contracts is currently in progress.

     For cash flow and fair value hedges, SFAS 133 defines new formal documentation requirements at the inception of a hedge, which include the risk management policy and exposures, the risks to be hedged, the instruments to be used, the expectation of effectiveness and the measurement of ongoing effectiveness. Our policies and procedures are currently being updated to ensure that the appropriate documentation is created in order to comply with the hedge accounting requirements of SFAS 133.

     The requirements of SFAS 133 add complexities to derivative accounting. As such, we are evaluating application systems capable of tracking and accounting for derivatives in compliance with SFAS 133. We expect to have a system selected by March 31, 2000.

     We are evaluating the needs for information that will be required in order to comply with the accounting and disclosure requirements of SFAS 133. Once needs have been identified, a process will be designed which allows for the systematic collection and summarization of the relevant information for preparation of accounting entries and disclosures.

     While significant progress has been made towards implementing SFAS 133, the impact of the adoption of the provisions of this statement on our results of operations or financial condition has not yet been determined.

     SFAS 133 allows us to transfer debt securities classified as held to maturity to available for sale so that the securities will be able to be designated in the future as hedged items relating to interest rate. We have not yet made the determination of which debt securities, if any, will be reclassified. Under the transition provisions of SFAS No. 137, such a transfer does not call into question management's intent or ability to hold other debt securities as held to maturity. At the date of the adoption of SFAS 133, any unrealized gain or loss on any securities transferred will be reported in other comprehensive income as required by SFAS No. 115.

TAX CONTINGENCY

     From 1981 through 1985, we acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation ("FSLIC")-assisted transactions. Our position is that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740.0 million. Prior to December 31, 1998, we had sold our deposit taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. Our financial statements do not contain any benefit related to our determination that we are entitled to a deduction for the amount of our tax bases in certain state branching rights when we sold our deposit taking businesses in those states, thereby abandoning such branching rights. Our position is that the tax bases result from the tax treatment of property received as assistance from the FSLIC in conjunction with FSLIC-assisted transactions. The potential tax benefit related to these abandonments as of December 31, 1999, could approach $238.0 million.

     The Internal Revenue Service (the "Service") has completed its examination of our federal income tax returns for the years 1990 through 1993. The return for 1993 included our proposed adjustment related to the abandonment of our Missouri branching rights. The Services' National Office issued an adverse ruling on the matter. The matter is currently before the Appeals Branch of the Service. We believe that our position with respect to the tax treatment of these rights is the correct interpretation. However, we acknowledge that no judicial or administrative authority has ever directly addressed our position. It is therefore impossible to predict the outcome if we are required to litigate the issue. Because of these uncertainties, we cannot presently determine if any of the above described tax benefits will ever be realized. Therefore, in accordance with generally accepted accounting principles, we do not believe it is appropriate at this time to reflect these tax benefits in our financial statements.

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

     To date, the United States Court of Federal Claims (the "Court") has issued opinions, including assessments of damages, following trials in three supervisory goodwill cases entitled Glendale Federal Bank v. United States, No. 90-772C ("Glendale Federal"); California Federal Bank v. United States, No. 92-138C ("California Federal"); and LaSalle Talman Bank v. United States, No. 92-652C; each involving the U.S. Government's breach of one or more contracts with savings institutions other than those acquired by the Company. In at least two of these other cases, Glendale Federal and California Federal, both the U.S. Government and the plaintiff savings institutions have filed appeals with the United States Court of Appeals for the Federal Circuit.

  Home Savings

     In September 1992, Home Savings filed a lawsuit against the U.S. Government in the Court for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 to 1988.

     In March 1998, the U.S. Government conceded, while reserving the right to contest certain issues on appeal, that Home Savings had entered into certain contracts with the U.S. Government and that the U.S. Government took actions that were inconsistent with those contracts. These contracts relate to Home Savings' purchase of troubled savings institutions in Florida, Missouri, Texas and Illinois and the purchase of Century Federal Savings of New York, with associated unamortized supervisory goodwill of $426.4 million as of August 31, 1989.

     The U.S. Government has denied the existence of a contract and actions inconsistent with such a contract in connection with Home Savings' purchase of savings institutions in Ohio with unamortized supervisory goodwill of approximately $33.7 million as of August 31, 1989. Home Savings had also pursued legal remedies against the U.S. Government for the loss of supervisory goodwill related to Home Savings' 1988 acquisition of The Bowery Savings Bank of New York. On November 3, 1999, WMBFA (as successor to Home Savings) notified the Court that WMBFA would not continue to pursue remedies in connection with The Bowery Savings Bank of New York acquisition. Unamortized supervisory goodwill from acquisitions which remain subjects of the lawsuit totaled approximately $460.1 million as of August 31, 1989.

     The U.S. Government has not conceded that Home Savings was damaged by any breaches of contract addressed by the lawsuit, and as yet, there has been no determination as to the amount of any damages that Home Savings may have sustained as a result of any breach of contract. WMBFA (as successor to Home Savings) continues to prosecute the lawsuit.

  American Savings Bank

     In December 1992, ASB, Keystone Holdings and certain related parties brought a lawsuit against the United States, alleging, among other things, that in connection with the acquisition of ASB they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone Transaction, we succeeded to all of the rights of ASB, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation. ASB is now WMBFA.

     In connection with the Keystone Transaction, we delivered a specified number of shares of our common stock into an escrow. There are currently 12 million shares in the escrow (the "Escrow Shares"). Upon our receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the Escrow Shares will be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the FSLIC Resolution Fund or its assigns. The number of Escrow Shares to be released will be equal to the case proceeds, reduced by certain tax and litigation-related costs and expenses, divided by $27.7417. The escrow will expire on December 20, 2002, subject to extensions in certain circumstances. If not all Escrow Shares are released prior to such expiration, any remaining Escrow Shares will be returned to us for cancellation.

     The allegations made in the ASB case are similar to those asserted in other cases where the United States Supreme Court affirmed decisions holding the U.S. Government liable for breach of contract. However, no record has been established in these other cases which would indicate what, if any, damages we are entitled to receive in this case. Accordingly, the ultimate outcome of the ASB case is uncertain, and there can be no assurance that we will benefit financially from it. Generally, we expect to receive financial benefit only if the case proceeds, after reduction for certain tax and litigation-related costs and expenses, exceed $332.9 million.

  Coast

     Prior to the Coast Acquisition, Coast had a similar lawsuit against the U.S. Government. In the Coast Acquisition, Ahmanson did not acquire control of, or a significant interest in, the lawsuit. Generally, securities representing interests in the lawsuit were issued to Coast shareholders. These securities, called contingent payment rights certificates, are currently traded on the NASDAQ Stock Market under the symbol CCPRZ. As successor to Ahmanson, we own a small number of these securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

     The tables below represent in tabular form contractual balances of our financial instruments at their expected maturity dates as well as the fair value of those financial instruments at December 31, 1999 and 1998. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1999 and 1998. The principal/notional amounts and fair values presented in the table do not include the reserve for loan losses or recourse liability. See "Notes to Consolidated Financial Statements -- Note 23: Fair Value of Financial Instruments."

                                                            PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                      ----------------------------------------------------------------------------------
                                          2000          2001          2002          2003          2004       THEREAFTER
                                      ------------   -----------   -----------   -----------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Interest rate sensitive assets:
 Adjustable-rate loans..............  $ 18,327,815   $15,124,942   $12,431,094   $10,129,921   $ 8,110,500   $31,579,479
   Average interest rate............          7.38%         7.19%         7.16%         7.17%         7.16%         7.11%
 Fixed-rate loans...................     4,454,888     3,029,902     2,115,554     1,487,185     1,183,305     6,564,569
   Average interest rate............         12.37         11.21         10.01          8.89          8.66          7.90
 Adjustable-rate securities.........     5,475,317     4,389,757     3,637,896     3,022,606     2,646,670    18,708,067
   Average interest rate............          6.52          6.46          6.43          6.42          6.43          6.24
 Fixed-rate securities..............     3,537,707     3,182,349     2,764,598     2,398,918     2,056,121    13,176,977
   Average interest rate............          6.53          6.51          6.51          6.49          6.50          6.51
 Cash and cash equivalents..........     3,040,167            --            --            --            --            --
   Average interest rate............          0.52            --            --            --            --            --
                                      ------------   -----------   -----------   -----------   -----------   -----------
                                      $ 34,835,894   $25,726,950   $20,949,142   $17,038,630   $13,996,596   $70,029,092
                                      ============   ===========   ===========   ===========   ===========   ===========
                                              7.19%         7.46%         7.24%         7.10%         7.06%         6.83%
                                      ============   ===========   ===========   ===========   ===========   ===========
Interest rate sensitive liabilities:
 Noninterest-bearing checking
   accounts.........................  $  1,328,571   $   929,258   $   710,973   $   549,911   $   451,221   $ 3,380,596
 Interest-bearing checking accounts,
   savings accounts and MMDAs.......    11,714,899     5,686,473     3,992,354     2,969,488     2,277,729     9,546,376
   Average interest rate............          3.90%         3.55%         3.40%         3.29%         3.21%         2.82%
 Time deposit accounts..............    31,748,271     4,459,083       807,034       229,548       270,839        77,144
   Average interest rate............          5.12          5.44          5.61          5.48          5.89          6.72
 Short-term and adjustable-rate
   borrowings.......................    52,055,318    26,963,582     2,700,000        10,000     1,023,000       100,000
   Average interest rate............          5.88          6.13          6.13          5.30          6.19          5.72
 Fixed-rate borrowings..............     5,705,875     1,365,160     1,014,806       456,307       706,847     2,225,721
   Average interest rate............          5.75          6.99          7.08          6.00          6.45          8.25
                                      ------------   -----------   -----------   -----------   -----------   -----------
                                      $102,552,934   $39,403,556   $ 9,225,167   $ 4,215,254   $ 4,729,636   $15,329,837
                                      ============   ===========   ===========   ===========   ===========   ===========
                                              5.33%         5.56%         4.54%         3.28%         4.18%         3.03%
                                      ============   ===========   ===========   ===========   ===========   ===========
Derivatives matched against
 deposits:
 Pay fixed swaps....................  $    159,000   $   234,600   $        --   $     9,200   $        --   $        --
   Average pay rate.................          5.55%         5.48%           --%         5.58%           --%           --%
   Average receive rate.............          4.67          4.67            --          4.67            --            --
 Interest rate caps.................       265,000       154,000        80,000       113,500       191,250            --
   Average strike rate..............          8.00          7.60          8.63          8.41          8.14            --
   Average index rate...............          5.72          5.32          4.67          5.04          4.67            --
                                      ------------   -----------   -----------   -----------   -----------   -----------
                                      $    424,000   $   388,600   $    80,000   $   122,700   $   191,250   $        --
                                      ============   ===========   ===========   ===========   ===========   ===========
Derivatives matched against
 borrowings:
 Pay floating swaps.................  $    100,000   $        --   $        --   $        --   $        --   $ 1,010,000
   Average pay rate.................          5.73%           --%           --%           --%           --%         6.09%
   Average receive rate.............          9.03            --            --            --            --          6.81
 Pay fixed-rate swaps...............     5,117,000     2,521,000       769,500       300,000       182,500            --
   Average pay rate.................          5.39          5.36          6.21          6.24          6.53            --
   Average receive rate.............          6.14          6.14          6.11          6.12          6.25            --
 Interest rate caps.................     2,375,000     7,550,000       300,000       100,000            --            --
   Average strike rate..............          5.68          5.98          7.17          7.25            --            --
   Average index rate...............          6.13          6.15          6.11          6.11            --            --
                                      ------------   -----------   -----------   -----------   -----------   -----------
                                      $  7,592,000   $10,071,000   $ 1,069,500   $   400,000   $   182,500   $ 1,010,000
                                      ============   ===========   ===========   ===========   ===========   ===========

                                                      FAIR VALUE
                                                     DECEMBER 31,
                                         TOTAL           1999
                                      ------------   ------------
                                        (DOLLARS IN THOUSANDS)
Interest rate sensitive assets:
 Adjustable-rate loans..............  $ 95,703,751   $ 94,380,396
   Average interest rate............          7.19%
 Fixed-rate loans...................    18,835,403     18,507,294
   Average interest rate............          9.85
 Adjustable-rate securities.........    37,880,313     37,108,976
   Average interest rate............          6.35
 Fixed-rate securities..............    27,116,670     26,264,186
   Average interest rate............          6.51
 Cash and cash equivalents..........     3,040,167      3,040,167
   Average interest rate............          0.52
                                      ------------   ------------
                                      $182,576,304   $179,301,019
                                      ============   ============
                                              7.08%
                                      ============
Interest rate sensitive liabilities:
 Noninterest-bearing checking
   accounts.........................  $  7,350,530   $  7,350,530
 Interest-bearing checking accounts,
   savings accounts and MMDAs.......    36,187,319     36,187,319
   Average interest rate............          3.41%
 Time deposit accounts..............    37,591,919     37,398,130
   Average interest rate............          5.18
 Short-term and adjustable-rate
   borrowings.......................    82,851,900     83,149,919
   Average interest rate............          5.97
 Fixed-rate borrowings..............    11,474,716     11,080,871
   Average interest rate............          6.55
                                      ------------   ------------
                                      $175,456,384   $175,166,769
                                      ============   ============
                                              5.06%
                                      ============
Derivatives matched against
 deposits:
 Pay fixed swaps....................  $    402,800   $     (1,937)
   Average pay rate.................          5.51%
   Average receive rate.............          4.67
 Interest rate caps.................       803,750            321
   Average strike rate..............          8.07
   Average index rate...............          5.19
                                      ------------   ------------
                                      $  1,206,550   $     (1,616)
                                      ============   ============
Derivatives matched against
 borrowings:
 Pay floating swaps.................  $  1,110,000   $       (584)
   Average pay rate.................          6.06%
   Average receive rate.............          7.01
 Pay fixed-rate swaps...............     8,890,000         80,787
   Average pay rate.................          5.50
   Average receive rate.............          6.14
 Interest rate caps.................    10,325,000         56,839
   Average strike rate..............          5.96
   Average index rate...............          6.15
                                      ------------   ------------
                                      $ 20,325,000   $    137,042
                                      ============   ============

                                                   PRINCIPAL/ NOTIONAL AMOUNT MATURING IN:
                              ---------------------------------------------------------------------------------
                                  1999          2000          2001          2002          2003      THEREAFTER
                              ------------   -----------   -----------   -----------   ----------   -----------
                                                           (DOLLARS IN THOUSANDS)
Interest rate sensitive
  assets:
  Adjustable-rate loans.....  $ 18,946,400   $13,441,638   $ 9,331,318   $ 6,242,742   $5,101,195   $34,573,485
    Average interest rate...          8.31%         7.26%         7.05%         7.02%        7.53%         6.99%
  Fixed-rate loans..........     6,443,986     4,137,050     2,795,276     1,806,494    1,246,206     5,372,956
    Average interest rate...         10.44          9.96          9.20          8.11         7.89          6.96
  Adjustable-rate
    securities..............     8,256,430     5,540,521     3,916,817     2,809,154    2,103,242    11,615,935
    Average interest rate...          6.92          6.60          6.37          6.30         6.27          6.02
  Fixed-rate securities.....     1,901,411     2,090,336     2,071,365     1,525,697    1,106,481     6,198,796
    Average interest rate...          6.56          6.56          6.59          6.58         6.57          6.46
  Cash and cash
    equivalents.............     2,277,305            --            --            --           --       479,669
    Average interest rate...          0.13            --            --            --           --            --
                              ------------   -----------   -----------   -----------   ----------   -----------
                              $ 37,825,532   $25,209,545   $18,114,776   $12,384,087   $9,557,124   $58,240,841
                              ============   ===========   ===========   ===========   ==========   ===========
                                      7.79%         7.50%         7.18%         6.96%        7.19%         6.68%
                                      ====          ====          ====          ====         ====          ====
 Derivatives matched against
  assets:
  Pay fixed swaps...........  $    500,000   $        --   $        --   $        --   $       --   $        --
    Average pay rate........          5.96%           --%           --%           --%          --%           --%
    Average receive rate....          5.45            --            --            --           --            --
                              ------------   -----------   -----------   -----------   ----------   -----------
                              $    500,000   $        --   $        --   $        --   $       --   $        --
                              ============   ===========   ===========   ===========   ==========   ===========
Interest rate sensitive
  liabilities:
  Noninterest-bearing
    checking accounts.......  $  2,685,324   $   738,432   $   700,268   $   675,462   $  659,338   $ 1,315,225
  Interest-bearing checking
    accounts, savings
    accounts and MMDAs......    20,540,329     7,084,752     1,499,149     1,469,948    1,453,358     2,925,014
    Average interest rate...          3.55%         3.70%         1.93%         1.90%        1.89%         1.90%
  Time deposit accounts.....    39,291,090     2,687,188       884,513       571,502      221,004        90,245
    Average interest rate...          5.09          5.40          5.58          5.97         5.47          6.84
  Short-term and adjustable-
    rate borrowings.........    35,160,914    12,750,354     4,370,292        51,439       11,488       294,602
    Average interest rate...          5.71          4.45          5.04          5.01         5.04          5.13
  Fixed-rate borrowings.....     6,581,341     2,589,750       912,056       744,411      232,934     1,500,909
    Average interest rate...          5.70          5.94          7.17          7.76         7.97          8.09
                              ------------   -----------   -----------   -----------   ----------   -----------
                              $104,258,998   $25,850,476   $ 8,366,278   $ 3,512,762   $2,578,122   $ 6,125,995
                              ============   ===========   ===========   ===========   ==========   ===========
                                      4.90%         4.36%         4.35%         3.48%        2.28%         3.24%
                                      ====          ====          ====          ====         ====          ====
Derivatives matched against
  deposits:
  Pay fixed swaps...........  $    121,600   $   159,000   $   234,600   $        --   $    9,200   $        --
    Average pay rate........          5.34%         5.55%         5.48%           --%        5.58%           --%
    Average receive rate....          4.76          4.76          4.76            --         4.76            --
  Interest rate caps........       855,750       265,000       154,000        80,000      113,500       191,250
    Average strike rate.....          7.16          8.00          7.60          8.63         8.41          8.14
    Average index rate......          4.99          5.26          5.05          4.76         4.92          4.76
                              ------------   -----------   -----------   -----------   ----------   -----------
                              $    977,350   $   424,000   $   388,600   $    80,000   $  122,700   $   191,250
                              ============   ===========   ===========   ===========   ==========   ===========
Derivatives matched against
  borrowings:
  Pay floating swaps........  $         --   $   100,000   $        --   $        --   $       --   $        --
    Average pay rate........            --%         5.36%           --%           --%          --%           --%
    Average receive rate....            --          9.03            --            --           --            --
  Pay fixed-rate swaps......       656,000     1,950,000            --            --           --            --
    Average pay rate........          6.76          5.71            --            --           --            --
    Average receive rate....          5.35          5.30            --            --           --            --
  Interest rate caps........       150,000     1,875,000            --            --           --            --
    Average strike rate.....          5.90          5.72            --            --           --            --
    Average index rate......          5.28          5.31            --            --           --            --
                              ------------   -----------   -----------   -----------   ----------   -----------
                              $    806,000   $ 3,925,000   $        --   $        --   $       --   $        --
                              ============   ===========   ===========   ===========   ==========   ===========

                                              FAIR VALUE
                                             DECEMBER 31,
                                 TOTAL           1998
                              ------------   ------------
                                (DOLLARS IN THOUSANDS)
Interest rate sensitive
  assets:
  Adjustable-rate loans.....  $ 87,636,778   $ 87,940,256
    Average interest rate...          7.36%
  Fixed-rate loans..........    21,801,968     21,936,376
    Average interest rate...          9.00
  Adjustable-rate
    securities..............    34,242,099     34,187,443
    Average interest rate...          6.41
  Fixed-rate securities.....    14,894,086     14,914,137
    Average interest rate...          6.53
  Cash and cash
    equivalents.............     2,756,974      2,756,974
    Average interest rate...          0.11
                              ------------   ------------
                              $161,331,905   $161,735,186
                              ============   ============
                                      7.18%
                                      ====

Derivatives matched against
  assets:
  Pay fixed swaps...........  $    500,000   $     (2,812)
    Average pay rate........          5.96%
    Average receive rate....          5.45
                              ------------   ------------
                              $    500,000   $     (2,812)
                              ============   ============
Interest rate sensitive
  liabilities:
  Noninterest-bearing
    checking accounts.......  $  6,774,049   $  6,774,049
  Interest-bearing checking
    accounts, savings
    accounts and MMDAs......    34,972,550     34,972,550
    Average interest rate...          3.23%
  Time deposit accounts.....    43,745,542     43,815,219
    Average interest rate...          5.14
  Short-term and adjustable-
    rate borrowings.........    52,639,089     52,694,708
    Average interest rate...          5.34
  Fixed-rate borrowings.....    12,561,401     12,781,420
    Average interest rate...          6.30
                              ------------   ------------
                              $150,692,631   $151,037,946
                              ============   ============
                                      4.63%
                                      ====

Derivatives matched against
  deposits:
  Pay fixed swaps...........  $    524,400   $    (10,535)
    Average pay rate........          5.47%
    Average receive rate....          4.76            544
  Interest rate caps........     1,659,500
    Average strike rate.....          7.61
    Average index rate......          4.99
                              ------------   ------------
                              $  2,183,900   $     (9,991)
                              ============   ============
Derivatives matched against
  borrowings:
  Pay floating swaps........  $    100,000   $      5,704
    Average pay rate........          5.36%
    Average receive rate....          9.03
  Pay fixed-rate swaps......     2,606,000        (23,537)
    Average pay rate........          5.98
    Average receive rate....          5.31
  Interest rate caps........     2,025,000         (5,696)
    Average strike rate.....          5.73
    Average index rate......          5.31
                              ------------   ------------
                              $  4,731,000   $    (23,529)
                              ============   ============

     The differences in the maturities of assets between December 31, 1998 and December 31, 1999 relate primarily to the $21.24 billion increase in interest-rate sensitive assets due to purchases of MBS and loan pools in the secondary market and the origination and retention of adjustable-rate loans. Due to the slowdown in estimated prepayment speeds, asset maturities have extended.

     The differences in the maturities of liabilities were the result of two factors. Due to our emphasis on checking and money market accounts, 1999 had a higher percentage of transaction accounts compared with time deposits in 1998, which caused an overall increase in subsequent years. In addition, we substantially increased our wholesale funding in 1999, which was shorter in duration and thus caused an increase in maturities less than one year. Derivatives matched against borrowings have increased to lengthen some of these borrowings.

  Loan indices

     As discussed previously, the majority of our loans and MBS have adjustable rates that are tied to a market index. Our cost of funds compared to various indices was as follows:

                                                                                                     WASHINGTON
                                                                                                  MUTUAL'S COST OF
                                                                                                   FUNDS LESS THAN
                                                                                                   (GREATER THAN)
                                                           WASHINGTON MUTUAL'S                    -----------------
                  FOR THE QUARTER ENDED                       COST OF FUNDS       COFI    MTA      COFI        MTA
                  ---------------------                    -------------------    ----    ----    ------      -----
December 31, 1999........................................         4.89%           4.76%   4.98%   (0.13)%     0.09%
September 30, 1999.......................................         4.61            4.56    4.74    (0.05)      0.13
June 30, 1999............................................         4.49            4.49    4.79       --       0.30
March 31, 1999...........................................         4.60            4.56    4.94    (0.04)      0.34

  Management of Interest Rate Risk and Derivative Activities

     To further manage interest rate risk, we use derivative instruments, such as interest rate exchange agreements and interest rate cap agreements, to mitigate interest rate risk. At December 31, 1999, we had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $21.53 billion. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Statements of Financial Condition. The contract or notional amount of these instruments reflects the extent of involvement we have in particular classes of financial instruments.

     Management, in conjunction with the Board of Directors, has established strict policies and guidelines for the use of derivative instruments. Moreover, we have used these instruments for many years to mitigate interest rate risk. These instruments are not intended to be used as techniques to generate earnings by speculating on the movements of interest rates, nor do we act as a dealer of these instruments. See "Notes to Consolidated Financial Statements -- Note 22:
Interest Rate Risk Management."

     Our current strategy is to use derivative instruments to hedge interest rate risk associated with deposits and borrowings. For example, we have entered into interest rate cap agreements to provide an additional layer of interest rate protection should interest rates on deposits and borrowings rise. Through the use of these agreements, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, we have a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the deposits and borrowings generally on pace with current market rates. In a similar way, interest rate exchange agreements are utilized to provide protection in an increasing rate environment, and also result in sensitivity in a downward market. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide us with protection in all scenarios.

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in an increasing interest rate environment (up 200 basis points) for the period the derivatives were outstanding was as follows:

                                                           DECEMBER 31, 1999
                                -----------------------------------------------------------------------
                                               AFTER THREE
                                 DUE WITHIN    MONTHS BUT    AFTER ONE BUT
                                   THREE       WITHIN ONE     WITHIN TWO      AFTER TWO
                                   MONTHS         YEAR           YEARS          YEARS         TOTAL
                                ------------   -----------   -------------   -----------   ------------
                                                        (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings..................  $ 94,155,221   $38,756,799    $12,541,120    $30,025,097   $175,478,237
Effect of derivative
  instruments.................   (17,022,800)    5,977,000     10,361,100        684,700             --
                                ------------   -----------    -----------    -----------   ------------
Amount of deposits and
  borrowings after effect of
  derivative instruments......  $ 77,132,421   $44,733,799    $22,902,220    $30,709,797   $175,478,237
                                ============   ===========    ===========    ===========   ============

     The effect that interest rate exchange agreements and interest rate cap agreements would have had on the repricing period of deposits and borrowings in a decreasing interest rate environment (down 200 basis points) for the period the derivatives were outstanding was as follows:

                                                           DECEMBER 31, 1999
                                 ----------------------------------------------------------------------
                                               AFTER THREE
                                 DUE WITHIN    MONTHS BUT    AFTER ONE BUT
                                    THREE      WITHIN ONE     WITHIN TWO      AFTER TWO
                                   MONTHS         YEAR           YEARS          YEARS         TOTAL
                                 -----------   -----------   -------------   -----------   ------------
                                                         (DOLLARS IN THOUSANDS)
Amount of deposits and
  borrowings...................  $94,155,221   $38,756,799    $12,541,120    $30,025,097   $175,478,237
Effect of derivative
  instruments..................   (8,450,800)    5,424,000      2,755,600        271,200             --
                                 -----------   -----------    -----------    -----------   ------------
Amount of deposits and
  borrowing after effect of
  derivative instruments.......  $85,704,421   $44,180,799    $15,296,720    $30,296,297   $175,478,237
                                 ===========   ===========    ===========    ===========   ============

     We also hedge the risks associated with the mortgage pipeline. The mortgage pipeline consists of fixed-rate SFR loans which will be sold in the secondary market. The risk with the mortgage pipeline is that interest rates will rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. This period is usually 30 to 60 days. To hedge this risk, we execute forward sales agreements. A forward sales agreement protects us in a rising interest rate environment because the sales price and delivery date have already been established. A forward sales agreement, however, is different than an option contract in that we are obligated to deliver the loan to the third party on the agreed upon future date. As a result, if the loans do not fund, we may not have the necessary assets to meet our commitment. Therefore, we would be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we use fallout factors, which represent the percentage of loans which are not expected to close, when calculating the amount of forward sales agreements to execute.

  Counterparty risk

     Our borrowing activities (including reverse repurchase agreements) and derivative instruments generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could be exposed to a financial loss. A loss would result to the extent that the value of the collateral or funds held by the counterparty exceeded the value of the collateral or funds held by us. In order to minimize the risk, all counterparties are evaluated for financial strength on at least an annual basis. Exposure limits are then established for each counterparty. Our primary focus is to deal with well-established reputable and financially strong firms. The majority of the counterparties are U.S.-based companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 65.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III is incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 18, 2000. Certain information regarding our principal officers is set forth in "Business -- Principal Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 65.

     (2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b) REPORTS ON FORM 8-K:

     Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 1999:

          1. Report filed October 4, 1999. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release announcing the completion of the acquisition of Long Beach Financial Corporation.

          2. Report filed October 21, 1999. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release announcing the Company's third quarter financial results.

          3. Report filed November 8, 1999. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release regarding announcements made at an investors conference.

          4. Report filed November 15, 1999. Items included: Item 7. Financial Statements and Exhibits. Slides shown at an investors conference were included as exhibits.

          5. Report filed December 7, 1999. Items included: Item 7. Financial Statements and Exhibits. The report included exhibits relating to the issuance of $250,000,000 of Senior Notes due 2006.

(c) EXHIBITS:

     See Index of Exhibits on page 126.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2000.

                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER
                                          --------------------------------------
                                          Kerry K. Killinger
                                          President, Chairman and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 15, 2000.

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

                                                       /s/ RICHARD M. LEVY
                                                       -----------------------------------------------------
                                                       Richard M. Levy
                                                       Senior Vice President and Controller
                                                       (Principal Accounting Officer)

/s/ DOUGLAS P. BEIGHLE                                 /s/ PHILLIP D. MATTHEWS
-----------------------------------------------------  -----------------------------------------------------
Douglas P. Beighle                                     Phillip D. Matthews
Director                                               Director

/s/ DAVID BONDERMAN                                    /s/ MICHAEL K. MURPHY
-----------------------------------------------------  -----------------------------------------------------
David Bonderman                                        Michael K. Murphy
Director                                               Director

                                                       /s/ MARY E. PUGH
-----------------------------------------------------  -----------------------------------------------------
J. Taylor Crandall                                     Mary E. Pugh
Director                                               Director

/s/ ROGER H. EIGSTI                                    /s/ WILLIAM G. REED, JR.
-----------------------------------------------------  -----------------------------------------------------
Roger H. Eigsti                                        William G. Reed, Jr.
Director                                               Director

/s/ JOHN W. ELLIS                                      /s/ ELIZABETH A. SANDERS
-----------------------------------------------------  -----------------------------------------------------
John W. Ellis                                          Elizabeth A. Sanders
Director                                               Director

/s/ ANNE V. FARRELL                                    /s/ WILLIAM D. SCHULTE
-----------------------------------------------------  -----------------------------------------------------
Anne V. Farrell                                        William D. Schulte
Director                                               Director

/s/ STEPHEN E. FRANK                                   /s/ JAMES H. STEVER
-----------------------------------------------------  -----------------------------------------------------
Stephen E. Frank                                       James H. Stever
Director                                               Director

/s/ WILLIAM P. GERBERDING                              /s/ WILLIS B. WOOD, JR.
-----------------------------------------------------  -----------------------------------------------------
William P. Gerberding                                  Willis B. Wood, Jr.
Director                                               Director

/s/ ENRIQUE HERNANDEZ, JR.
-----------------------------------------------------
Enrique Hernandez, Jr.
Director

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   66
Independent Auditors' Report................................   67
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................   68
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1999,
  1998 and 1997.............................................   69
Consolidated Statements of Financial Condition at December
  31, 1999 and 1998.........................................   70
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999,
  1998 and 1997.............................................   71
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   72
Notes to Consolidated Financial Statements..................   74

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Washington Mutual, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger, on October 1, 1998, of Washington Mutual, Inc. and subsidiaries and H. F. Ahmanson & Company and subsidiaries which was accounted for as pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of operations, stockholders' equity, and cash flows of H. F. Ahmanson & Company and subsidiaries for the year ended December 31, 1997, which statements reflect total net income constituting 46% of consolidated net income for the year then ended. Those statements were audited by other auditors whose report, dated, January 15, 1998 (except as to Note 2 of Notes to Consolidated Financial Statements, which is as of February 13, 1998 and Note 19 of Notes to Consolidated Financial Statements, which is as of March 16, 1998) has been furnished to us, and our opinion, insofar as it relates to the amounts included for H. F. Ahmanson & Company and subsidiaries for 1997, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Washington Mutual, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 25, 2000
Seattle, Washington

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
H. F. Ahmanson & Company:

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of H. F. Ahmanson & Company and subsidiaries for the year ended December 31, 1997, which are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, and the results of operations and cash flows of H. F. Ahmanson & Company and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
January 15, 1998, except as to
Note 2 of Notes to Consolidated
Financial Statements, which is as of
February 13, 1998 and Note 19 of
Notes to Consolidated Financial
Statements, which is as of
March 16, 1998

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
Loans..................................................  $8,348,131    $8,166,769    $7,520,760
Available-for-sale ("AFS") securities..................   2,481,464     1,707,874     1,674,375
Held-to-maturity ("HTM") securities....................   1,050,023     1,175,334       791,242
Other interest and dividend income.....................     182,580       171,491       216,154
                                                         ----------    ----------    ----------
  Total interest income................................  12,062,198    11,221,468    10,202,531
INTEREST EXPENSE
Deposits...............................................   3,170,262     3,588,015     3,645,542
Borrowings.............................................   4,440,146     3,341,728     2,641,496
                                                         ----------    ----------    ----------
  Total interest expense...............................   7,610,408     6,929,743     6,287,038
                                                         ----------    ----------    ----------
  Net interest income..................................   4,451,790     4,291,725     3,915,493
Provision for loan losses..............................     167,076       161,968       246,642
                                                         ----------    ----------    ----------
  Net interest income after provision for loan
     losses............................................   4,284,714     4,129,757     3,668,851
NONINTEREST INCOME
Depositor and other retail banking fees................     763,586       568,376       478,700
Securities fees and commissions........................     271,329       192,126       186,079
Insurance fees and commissions.........................      43,085        42,254        42,700
Loan servicing income..................................     112,323       117,356       141,278
Loan related income....................................     102,784       111,155        89,758
Mortgage banking income (loss).........................     109,387       133,084       (44,368)
Gain on sale of retail deposit branch systems..........          --       289,040        57,566
Gain (loss) from mortgage securities...................     (12,044)      (32,183)      (71,892)
Other income...........................................     118,547        85,992       100,714
                                                         ----------    ----------    ----------
  Total noninterest income.............................   1,508,997     1,507,200       980,535
NONINTEREST EXPENSE
Compensation and benefits..............................   1,186,413     1,188,972     1,166,052
Occupancy and equipment................................     564,581       498,126       500,119
Telecommunications and outsourced information
  services.............................................     275,963       255,644       213,372
Depositor and other retail banking losses..............     107,487        87,998        48,144
Transaction-related expense............................      95,722       508,286       431,125
Amortization of goodwill and other intangible assets...      98,387       104,252        89,351
Foreclosed asset expense...............................       2,855        29,895        80,945
Other expense..........................................     578,143       594,327       582,009
                                                         ----------    ----------    ----------
  Total noninterest expense............................   2,909,551     3,267,500     3,111,117
                                                         ----------    ----------    ----------
  Income before income taxes...........................   2,884,160     2,369,457     1,538,269
Income taxes...........................................   1,067,096       882,525       653,151
                                                         ----------    ----------    ----------
Net income.............................................  $1,817,064    $1,486,932    $  885,118
                                                         ==========    ==========    ==========
Net income attributable to common stock................  $1,817,064    $1,470,990    $  830,087
                                                         ==========    ==========    ==========
Net income per common share:
  Basic................................................       $3.17         $2.61         $1.56
  Diluted..............................................        3.16          2.56          1.52

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999          1998         1997
                                                              ----------    ----------    --------
                                                                     (DOLLARS IN THOUSANDS)
Net income..................................................  $1,817,064    $1,486,932    $885,118
Other comprehensive (loss) income, net of income taxes:
  Unrealized (loss) gain on securities:
    Unrealized holding (loss) gain during the period, net of
      deferred income tax (benefit) of $(492,678), $31,818
      and $15,622...........................................    (750,025)       52,866      24,310
    Loss (gain) included in net income, net of income tax
      (benefit) of $(3,635), $6,700 and $2,894..............       5,531       (11,407)     (4,532)
    Amortization of market adjustment for mortgage-backed
      securities ("MBS") transferred in 1997 from available
      for sale to held to maturity, net of deferred income
      tax of $7,254, $10,255 and $1,267.....................     (10,525)      (16,151)     (1,982)
                                                              ----------    ----------    --------
                                                                (755,019)       25,308      17,796
  Minimum pension liability adjustment......................       6,294       (13,324)         --
                                                              ----------    ----------    --------
Other comprehensive (loss) income...........................    (748,725)       11,984      17,796
                                                              ----------    ----------    --------
Comprehensive income........................................  $1,068,339    $1,498,916    $902,914
                                                              ==========    ==========    ========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $  3,040,167    $  2,756,974
Trading securities..........................................        34,660          39,068
AFS securities, amortized cost of $42,564,180 and
  $32,861,818:
  MBS.......................................................    40,972,653      32,399,591
  Investment securities.....................................       411,665         517,462
HTM securities, fair value of $19,037,435 and $14,112,620:
  MBS.......................................................    19,263,413      13,992,235
  Investment securities.....................................       138,052         137,247
Loans:
  Loans held in portfolio...................................   113,745,650     107,612,197
  Loans held for sale.......................................       793,504       1,826,549
  Reserve for loan losses...................................    (1,041,929)     (1,067,840)
                                                              ------------    ------------
    Total loans.............................................   113,497,225     108,370,906
Mortgage servicing rights...................................       643,185         461,295
Foreclosed assets...........................................       198,961         274,767
Premises and equipment......................................     1,558,649       1,421,162
Investment in Federal Home Loan Banks ("FHLBs").............     2,916,749       2,030,027
Goodwill and other intangible assets........................     1,199,854       1,009,666
Other assets................................................     2,638,397       2,082,881
                                                              ------------    ------------
    Total assets............................................  $186,513,630    $165,493,281
                                                              ============    ============
LIABILITIES
Deposits:
  Checking accounts.........................................  $ 13,489,471    $ 13,460,731
  Savings accounts and money market deposit accounts
    ("MMDAs")...............................................    30,048,378      28,285,868
  Time deposit accounts.....................................    37,591,919      43,745,542
                                                              ------------    ------------
    Total deposits..........................................    81,129,768      85,492,141
Federal funds purchased and commercial paper................       866,543       2,482,830
Securities sold under agreements to repurchase ("reverse
  repurchase agreements")...................................    30,162,823      18,339,538
Advances from FHLBs.........................................    57,094,053      39,748,613
Other borrowings............................................     6,203,197       4,629,508
Other liabilities...........................................     2,004,567       5,456,251
                                                              ------------    ------------
    Total liabilities.......................................   177,460,951     156,148,881
STOCKHOLDERS' EQUITY
Common stock, no par value: 1,600,000,000 shares authorized,
  571,589,272 and 593,408,525 shares issued.................            --              --
Capital surplus -- common stock.............................     2,205,201       2,994,653
Accumulated other comprehensive income:
  Unrealized (loss) gain on securities......................      (667,414)         87,605
  Minimum pension liability adjustment......................        (7,030)        (13,324)
Retained earnings...........................................     7,521,922       6,275,466
                                                              ------------    ------------
    Total stockholders' equity..............................     9,052,679       9,344,400
                                                              ------------    ------------
    Total liabilities and stockholders' equity..............  $186,513,630    $165,493,281
                                                              ============    ============

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    CAPITAL      ACCUMULATED                  COMMON
                                                                   SURPLUS-         OTHER                      STOCK
                                                      PREFERRED     COMMON      COMPREHENSIVE    RETAINED       IN
                                           TOTAL        STOCK        STOCK         INCOME        EARNINGS    TREASURY
                                        -----------   ---------   -----------   -------------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Balance, December 31, 1996............  $ 7,426,137   $ 765,563   $ 2,293,098     $  44,501     $4,773,897   $(450,922)
Net income............................      885,118          --            --            --        885,118          --
Cash dividends declared on preferred
  stock...............................      (55,018)         --            --            --        (55,018)         --
Cash dividends declared on common
  stock...............................     (359,488)         --            --            --       (359,488)         --
Repurchase of common stock, net.......     (502,953)         --       (21,574)           --             --    (481,379)
Redemption or conversion of preferred
  stock...............................     (165,000)   (168,301)        3,300            --             --           1
Common stock issued through employee
  stock plans, including tax
  benefit.............................      354,493          --       354,553            --             --         (60)
Other comprehensive income, net of
  related income taxes................       17,796          --            --        17,796             --          --
                                        -----------   ---------   -----------     ---------     ----------   ---------
Balance, December 31, 1997............    7,601,085     597,262     2,629,377        62,297      5,244,509    (932,360)
Net income............................    1,486,932          --            --            --      1,486,932          --
Cash dividends declared on preferred
  stock...............................      (19,974)         --            --            --        (19,974)         --
Cash dividends declared on common
  stock...............................     (436,001)         --            --            --       (436,001)         --
Repurchase of common stock, net.......      (24,082)         --            --            --             --     (24,082)
Redemption or conversion of preferred
  stock...............................     (313,063)   (597,262)     (112,085)           --             --     396,284
Common stock issued to acquire Coast
  Savings Financial, Inc. ("Coast")...      925,143          --       373,078            --             --     552,065
Common stock issued through employee
  stock plans, including tax
  benefit.............................      112,376          --       115,179            --             --      (2,803)
Treasury shares retired...............           --          --       (10,896)           --             --      10,896
Other comprehensive income, net of
  related income taxes................       11,984          --            --        11,984             --          --
                                        -----------   ---------   -----------     ---------     ----------   ---------
Balance, December 31, 1998............    9,344,400          --     2,994,653        74,281      6,275,466          --
Net income............................    1,817,064          --            --            --      1,817,064          --
Cash dividends declared on common
  stock...............................     (570,608)         --            --            --       (570,608)         --
Common stock repurchased and
  retired.............................   (1,081,639)         --    (1,081,639)           --             --          --
Common stock issued to acquire Long
  Beach Financial Corp.
  ("Long Beach")......................      207,191          --       207,191            --             --          --
Common stock issued through employee
  stock plans, including tax
  benefit.............................       84,996          --        84,996            --             --          --
Other comprehensive income, net of
  related income taxes................     (748,725)         --            --      (748,725)            --          --
                                        -----------   ---------   -----------     ---------     ----------   ---------
Balance, December 31, 1999............  $ 9,052,679   $      --   $ 2,205,201     $(674,444)    $7,521,922   $      --
                                        ===========   =========   ===========     =========     ==========   =========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $  1,817,064    $  1,486,932    $    885,118
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses...................       167,076         161,968         246,642
     Mortgage banking (income) loss..............      (109,387)       (133,084)         44,368
     Loss from mortgage securities...............        12,044          32,183          71,892
     Depreciation and amortization...............       400,016         313,499         308,078
     Stock dividends from FHLBs..................      (139,263)       (111,925)        (89,174)
     Transaction-related expense.................            --          81,651         198,628
     Decrease in trading securities..............        10,515          96,637           1,647
     Origination of loans held for sale..........    (4,995,551)    (13,501,513)     (6,324,786)
     Sales of loans held for sale................     8,959,636      18,238,151       7,538,968
     (Increase) decrease in other assets.........      (516,564)        157,453        (431,364)
     (Decrease) increase in other liabilities....      (336,019)         93,065         (60,145)
                                                   ------------    ------------    ------------
       Net cash provided by operating
          activities.............................     5,269,567       6,915,017       2,389,872
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS securities......................   (17,029,111)    (17,372,010)     (3,243,633)
Purchases of HTM securities......................       (62,331)        (17,033)        (31,251)
Sales of AFS securities..........................     1,467,311       2,158,037       2,362,772
Maturities of AFS securities.....................       206,332         420,345         253,352
Maturities of HTM securities.....................         6,904           7,118          20,763
Principal payments on securities.................    12,410,919      10,009,719       4,294,364
Purchases of FHLB stock..........................      (787,650)       (343,501)       (187,407)
Redemption of FHLB stock.........................            --              --          69,092
Purchases of loans...............................    (7,161,755)     (3,020,097)        (88,216)
Sales of loans...................................        55,213          49,137          41,088
Origination of loans, net of principal
  payments.......................................   (16,766,345)     (7,781,385)    (12,968,472)
Sales of foreclosed assets.......................       354,292         608,562         784,668
Cash (used for) provided by acquisitions.........      (144,089)        399,590              --
Purchases of premises and equipment, net.........      (318,798)       (320,175)       (130,189)
Cash proceeds from sale of WMLife................            --              --         105,000
                                                   ------------    ------------    ------------
       Net cash used by investing activities,
          carried forward........................   (27,769,108)    (15,201,693)     (8,718,069)

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
     Net cash used by investing activities,
       brought forward...........................   (27,769,108)    (15,201,693)     (8,718,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits.............................    (4,289,159)     (1,102,464)     (2,912,233)
Deposits sold....................................       (73,214)     (3,235,644)     (1,167,693)
Increase (decrease) in short-term borrowings.....     5,413,040       2,335,477      (2,004,313)
Proceeds from long-term borrowings...............    15,881,088       1,382,981      12,651,516
Repayments of long-term borrowings...............    (9,910,368)     (3,650,294)    (10,466,879)
Proceeds from FHLBs advances.....................    87,174,232      67,188,545      58,265,565
Repayments of FHLBs advances.....................   (69,827,998)    (53,882,390)    (47,603,586)
Cash dividends paid on preferred and common
  stock..........................................      (570,608)       (455,975)       (414,506)
Redemption of preferred stock....................            --        (313,063)       (165,000)
Repurchase of common stock, net..................    (1,081,639)        (24,082)       (502,953)
Other capital transactions.......................        67,360          80,562         259,061
                                                   ------------    ------------    ------------
     Net cash provided by financing activities...    22,782,734       8,323,653       5,938,979
                                                   ------------    ------------    ------------
     Increase (decrease) in cash and cash
       equivalents...............................       283,193          36,977        (389,218)
     Cash and cash equivalents, beginning of
       year......................................     2,756,974       2,719,997       3,109,215
                                                   ------------    ------------    ------------
     Cash and cash equivalents, end of year......  $  3,040,167    $  2,756,974    $  2,719,997
                                                   ============    ============    ============
NONCASH ACTIVITIES
Loans exchanged for MBS and real estate mortgage
  investment conduits ("REMICs").................  $ 14,761,845    $    647,020    $  6,408,056
Loans exchanged for trading securities...........         2,246         107,544              --
Transfer to HTM securities from AFS securities...            --              --       4,359,814
Real estate acquired through foreclosure.........       337,878         511,763         738,440
Loans originated to facilitate the sale of
  foreclosed assets..............................        65,172          55,161         123,762
Loans held for sale originated to refinance
  existing loans.................................     2,511,862       5,288,736         969,192
Loans held in portfolio originated to refinance
  existing loans.................................     4,346,823       2,556,023       1,249,087
Trade date purchases not yet settled.............            --       2,609,937          77,684
Transfers of reserves............................         1,221          74,409          24,502
Transaction-related write down on premises and
  equipment......................................         6,226          76,486         129,151
CASH PAID DURING THE YEAR FOR
Interest on deposits.............................     3,151,433       3,609,804       3,655,105
Interest on borrowings...........................     4,251,282       3,194,464       3,069,683
Income taxes.....................................       826,762         814,337         494,062

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Washington Mutual, Inc. ("WMI" and together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small to mid-sized businesses. Through its subsidiaries, Washington Mutual engages in the following lines of business: consumer banking, mortgage banking, commercial banking, financial services and consumer finance. The Company's principal banking subsidiaries are Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"). The banking subsidiaries accept deposits from the general public, make residential loans, consumer loans, and limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. The Company provides consumer installment loans and purchases retail installment contracts through its consumer finance subsidiary, Aristar, Inc. and its subsidiaries under the name Washington Mutual Finance. Washington Mutual markets annuities and other insurance products, offers full-service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

     The Company has a concentration of operations in California. At December 31, 1999, 54% of the Company's loan portfolio and 72% of the Company's deposits were concentrated in California.

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation. All significant intercompany transactions and balances have been eliminated.

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

     On February 13, 1998, Ahmanson acquired Coast Savings Financial, Inc. ("Coast"), which was accounted for as a purchase (the "Coast Acquisition").

     On July 1, 1997, Great Western Financial Corporation ("Great Western") merged with and into a subsidiary of WMI and all of the subsidiaries of Great Western, including Great Western Bank, a Federal Savings Bank ("GWB") and Washington Mutual Finance, became subsidiaries of the Company (the "Great Western Merger").

     On December 20, 1996, Keystone Holdings, Inc. ("Keystone Holdings") merged with and into WMI, and all of the subsidiaries of Keystone Holdings, including American Savings Bank, F.A. ("ASB"), became subsidiaries of the Company (the "Keystone Transaction").

     The Ahmanson Merger, the Great Western Merger and the Keystone Transaction were all accounted for as poolings of interests. When Washington Mutual acquires a company through a pooling of interests, current and prior period financial statements are restated to include the accounts of merged companies. As a result, the accompanying financial statements and notes thereto are presented as if the companies were merged as of the beginning of the earliest period shown. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

     On October 1, 1999, Washington Mutual acquired Long Beach, parent of Long Beach Mortgage Company ("Long Beach Mortgage"). The acquisition was accounted for as a purchase. The results of operations of Long Beach have been included in the Company's results of operations from the date of acquisition. Long Beach Mortgage will retain its name and operate as a wholly-owned subsidiary of Washington Mutual.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments, commercial paper and repurchase agreements with an initial maturity of three months or less.

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $90.4 million and $146.5 million at December 31, 1999 and 1998.

  Derivative Instruments

     The Company uses derivative instruments, such as interest rate exchange agreements, interest rate cap agreements, and forward sales contracts of financial instruments to reduce its exposure to interest rate risk. All of the Company's derivative instruments are used for purposes other than trading. Interest rate exchange agreements and interest rate cap agreements are used only if they have the effect of changing the interest rate characteristics of the assets or liabilities to which they are designated. Such effect is measured through ongoing correlation or effectiveness tests.

     Interest rate exchange agreements and interest rate cap agreements are designated against interest-earning assets, deposits and borrowings. Agreements designated against AFS securities are included at fair value in the AFS portfolio and any mark-to-market adjustments are reported with the change in value of the AFS portfolio. Interest rate exchange agreements and interest rate cap agreements designated against loans, deposits and borrowings are reported at historical cost.

     The interest differential paid or received on interest rate exchange agreements and interest rate cap agreements is recorded as an adjustment to interest income or interest expense. The purchase premium of interest rate cap agreements is capitalized and amortized as a component of interest income or interest expense over the original term of the interest rate cap agreement. No purchase premiums are paid at the time of entering into interest rate exchange agreements.

     From time to time, the Company terminates interest rate exchange agreements and interest rate cap agreements prior to maturity. Such circumstances arise if, in the judgment of management, such instruments no longer effectively meet policy objectives. Usually such instruments are within one year of maturity. Gains and losses from terminated interest rate exchange agreements and interest rate cap agreements are recognized, consistent with the gain or loss on the asset or liability associated with the agreement. When the asset or liability is not sold or paid off, the gains or losses are deferred and amortized as additional interest income or interest expense over the original terms of the agreements or the remaining life of the designated asset or liability, whichever is less.

     From time to time, the Company redesignates interest rate exchange agreements and interest rate cap agreements between earning assets and deposits and borrowings. Such redesignations are recorded at fair value at the time of transfer.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The Company may write covered call options on its AFS portfolio. If the option is exercised, the option fee is recorded as an adjustment to the gain or loss on the sale of the security. If the option is not exercised, the option fee is recognized as fee income.

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

  Available-for-Sale Securities

     Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from AFS securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized as a reduction to current earnings.

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

     Management generally ceases to accrue interest income on all loans that become four payments delinquent and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on nonaccrual status.

     Commercial real estate loans over $1 million, and commercial business and builder construction loans are individually evaluated for impairment. A loan in one of these categories is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, as determined by either a discounted cash flow analysis or direct capitalization methodology, and current economic conditions. All other loans are reviewed on a collective basis.

  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The reserve is based on management's continuing analysis of the pertinent factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; historical loan loss experience; current and historical

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES economic conditions; nonaccrual trends; predictive analytical tools; plans for problem loan administration and resolution; and detailed analyses of individual loans and credits for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.

     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

     Consumer finance loans secured by collateral other than real estate are charged off based on the number of days contractually delinquent (180 days for substantially all loans).

     The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the Consolidated Financial Statements.

  Recourse Liability

     The Company records a recourse liability to cover inherent losses on loans securitized and retained in its MBS portfolio for which the Company retains the credit risk. The recourse liability is also intended to cover potential losses on loans and MBS sold to third parties for which a recourse liability exists. A regular review is performed to determine the adequacy of the recourse liability. Because the portfolio of loans and securities for which a recourse obligation exists is similar to the Company's SFR loan portfolio, the review for adequacy of the recourse liability is substantially similar to the review of the adequacy of the reserve for SFR loan losses. Adjustments to the recourse liability are recorded in gain (loss) from mortgage securities. In 1998, in connection with the Ahmanson Merger, an additional amount was transferred from the reserve for loan losses to the recourse liability to conform with Washington Mutual's policy.

     Gain (loss) from mortgage securities includes the provision for credit losses on recourse mortgage securities, impairment on private issue securities, gains and losses on sales of mortgage securities, and changes in unrealized gains and losses on trading mortgage securities.

  Foreclosed Assets

     Foreclosed assets include properties acquired through foreclosure that are transferred at fair value, less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for sale or development of the property.

  Transfers and Servicing of Financial Assets

     The Company records the securitization or transfer of assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125. In connection with such transfers, assets created and liabilities assumed, including servicing rights, are recorded at their allocated carrying value based on the relative fair values. Fair value is determined by computing the present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES estimated after considering various economic factors including prepayment, delinquency, default and loss assumptions. The valuation also considers loan-related factors as applicable. Gains or losses resulting from the securitization or transfer of assets are recorded in noninterest income.

     Servicing rights are capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Short servicing is recorded in other liabilities in instances where the cost of servicing exceeds the servicing fees received and is amortized in proportion to, and over the period of, estimated net servicing loss.

     The Company assesses impairment of the capitalized servicing rights based on the fair value of those rights on a stratum-by-stratum basis, with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on the following predominant risk characteristics of the underlying loans: fixed-rate mortgage loans by coupon rate (less than 6%, 50 basis point increments between 6% and 12%, and greater than 12%) and adjustable-rate mortgage loans ("ARMs") by index, such as the FHLB 11th District Cost of Funds Index ("COFI"), U.S. Treasury, or the London Interbank Offered Rate ("LIBOR").

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

  Premises and Equipment

     Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

  Goodwill and Other Intangible Assets

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Substantially all of the Company's goodwill is being amortized using the straight-line method over 10 to 25 years. Other intangible assets are amortized over their estimated useful lives. The Company periodically reviews its goodwill and other intangible assets for other-than-temporary impairment. If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

  Company-Owned Life Insurance

     The Company purchased life insurance policies as a funding source for certain employees' and directors' benefit plans and is the sole owner and beneficiary of these company-owned life insurance policies. Premiums paid, net of changes in the estimated cash surrender value of the related policies, are included in compensation and benefits.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Reverse Repurchase Agreements

     The Company enters into agreements under which we sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, reverse repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts.

  Transaction-Related Expense

     The Company records transaction-related expense in conjunction with its major business combinations. Transaction-related expense is comprised of three major categories: employee severance costs, the write down of duplicate or excess premises and equipment, and other expenses related to effecting a business combination.

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

     Gains in excess of the previously established reserves resulting from the sale of financial centers closed as a result of business combinations are included in other income.

  Income Taxes

     Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES to be reported in the Company's income tax returns. The comprehensive deferred tax provision for the year is equal to the change in the deferred tax asset from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company's tax filings generally include all subsidiaries.

     Keystone Holdings, Great Western, Ahmanson, and Long Beach filed separate consolidated tax returns prior to the mergers with the Company. For periods subsequent to the mergers with Washington Mutual, the Company's consolidated tax return included the merged companies.

  Year 2000 Project

     The Company expensed all costs related to making its information systems and facilities ready for the Year 2000 date change.

  Average Balances

     Average balances are obtained from the best available daily, weekly or monthly data, which management believes approximate the average balances calculated on a daily basis.

  Earnings Per Share

     Earnings per share ("EPS") are presented under two formats: earnings per share and diluted earnings per share. Earnings per share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those potential common shares, such as stock options, that are dilutive.

  Recently Issued Accounting Standards Not Yet Adopted

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will implement this statement on January 1, 2001. While significant progress has been made towards implementing SFAS No. 133, the impact of the adoption of the provisions of this statement on the Company's results of operations or financial condition has not yet been determined.

NOTE 2: BUSINESS COMBINATIONS/RESTRUCTURING

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Prior to the acquisition by Washington Mutual, Great Western had implemented a restructuring plan in 1996 to improve its competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing its systems platform. As a result, restructuring charges in the amount of $68.3 million were recorded in 1996. The components of the restructuring charges were severance and related payments, and facilities and equipment impairment. At the time of the acquisition of Great Western by Washington Mutual, the 1996 restructuring plan was discontinued.

     On October 1, 1998, Washington Mutual completed its merger with Ahmanson. On that date, Ahmanson had assets of $50.35 billion, deposits of $33.97 billion and stockholders' equity of $3.61 billion. The Company issued 205,582,840 shares of common stock to complete the merger. In 1997, Ahmanson recognized a $10.4 million after-tax gain on the sale of its Washington Mutual, Inc. shares received as part of Washington Mutual's acquisition of Great Western. Since Washington Mutual subsequently acquired Ahmanson, the gain has been reclassified from operations to equity.

     Prior to merging with Washington Mutual, Ahmanson completed the acquisition of Coast on February 13, 1998. At the date of acquisition, Coast had total assets of $8.90 billion and deposits of $6.40 billion. Ahmanson reissued 16,263,796 shares of its common stock held in treasury to complete the acquisition. The value of Ahmanson common stock issued to complete the acquisition was $925.1 million as of the purchase date. Ahmanson recorded $431.5 million in goodwill, which included $79.0 million of transaction-related expenses, which were capitalized. In addition, Ahmanson recognized core deposit intangibles of $85.0 million.

     For the Keystone Transaction, as well as the Great Western and Ahmanson mergers, the Company recorded transaction-related expenses associated with employee severance, real estate and equipment to be sold or sublet and other expenses to be incurred, such as contract exit fees. At the time of the Keystone Transaction, the Company recorded $226.4 million in transaction-related expenses. In determining the amount of the transaction-related expense, the Company created a plan that outlined how the new California operations would be integrated. The acquisition of Great Western in July 1997 impacted this plan, resulting in modifications. Based on the revised plan, $431.1 million was recorded in transaction-related expenses. In addition, certain accruals made as a result of the Keystone Transaction were reversed. When the Company acquired Ahmanson in 1998, an evaluation of the current integration plan was again performed and the necessary changes were made to reflect the impact of Ahmanson. As a result, $508.3 million in transaction-related expenses were recorded. The Company also reversed certain accruals recorded in conjunction with the Great Western Merger.

     The Company's integration plan assumed staff reductions of approximately 2,850 related to the Keystone Transaction and the Great Western Merger as well as 3,400 related to the Ahmanson Merger. Staff reductions were completed within one year of the respective merger dates. As of December 31, 1999, all planned staff reductions were completed and were not significantly different from the original planned reductions.

     Offices used by the Company on the Irwindale, California campus were closed in the fourth quarter of 1999 after the Ahmanson Merger. The 727,000 square feet of office space at the Irwindale campus is currently in the process of being leased or subleased to third party tenants. The Company completed 162 branch consolidations in California resulting from the Ahmanson Merger.

     The carrying amount of assets acquired through the Keystone Transaction and the Great Western and Ahmanson mergers and held for disposal at December 31, 1999 was $33.2 million.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Reconciliations of the transaction-related expenses and accrual activity were as follows:

                                                                         1997
                                                                        AMOUNTS     DECEMBER 31,
                                     1997                    1997       CHARGED         1997
                                    PERIOD       1997       TOTAL       AGAINST       ACCRUED
                                    COSTS      ACCRUAL     EXPENSES     ACCRUAL       BALANCE
                                   --------    --------    --------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Severance........................  $ 28,807    $ 94,126    $122,933    $ (57,960)     $ 93,104
Premises.........................        --      97,165      97,165      (69,317)       57,304
Equipment........................        --      49,121      49,121      (59,834)           --
Legal, underwriting and other
  direct transaction costs.......   109,811       3,503     113,314       (5,993)          742
Contract cancellation costs......        --      33,207      33,207      (11,808)       33,699
Other............................     8,640       6,745      15,385       (9,478)       11,243
                                   --------    --------    --------    ---------      --------
                                   $147,258    $283,867    $431,125    $(214,390)     $196,092
                                   ========    ========    ========    =========      ========

                                                                         1998
                                                                        AMOUNTS     DECEMBER 31,
                                     1998                    1998       CHARGED         1998
                                    PERIOD       1998       TOTAL       AGAINST       ACCRUED
                                    COSTS      ACCRUAL     EXPENSES     ACCRUAL       BALANCE
                                   --------    --------    --------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Severance........................  $     --    $186,845    $186,845    $(193,935)     $ 86,014
Premises.........................     5,905     117,341     123,246      (15,713)      158,932
Equipment........................    71,721          --      71,721           --            --
Legal, underwriting and other
  direct transaction costs.......    47,548          --      47,548         (742)           --
Contract cancellation costs......     2,071         563       2,634      (18,584)       15,678
Other............................    78,778      (2,486)     76,292       (7,351)        1,406
                                   --------    --------    --------    ---------      --------
                                   $206,023    $302,263    $508,286    $(236,325)     $262,030
                                   ========    ========    ========    =========      ========

                                                                          1999
                                                                         AMOUNTS     DECEMBER 31,
                                       1999                   1999       CHARGED         1999
                                      PERIOD      1999       TOTAL       AGAINST       ACCRUED
                                      COSTS      ACCRUAL    EXPENSES     ACCRUAL       BALANCE
                                     --------    -------    --------    ---------    ------------
                                                        (DOLLARS IN THOUSANDS)
Severance..........................  $  8,482    $ 5,612    $14,094     $ (90,809)     $   817
Premises...........................      (883)    (7,164)    (8,047)      (55,325)      96,443
Equipment..........................    15,252      2,446     17,698        (2,446)          --
Legal, underwriting and other
  direct transaction costs.........     6,175         --      6,175            --           --
Contract cancellation costs........     4,487     (8,155)    (3,668)       (7,132)         391
Other..............................    70,227       (757)    69,470          (649)          --
                                     --------    -------    -------     ---------      -------
                                     $103,740    $(8,018)   $95,722     $(156,361)     $97,651
                                     ========    =======    =======     =========      =======

     On October 1, 1999, Washington Mutual acquired Long Beach, parent of Long Beach Mortgage, for $168.3 million in cash and $207.2 million in stock for a total of $375.5 million. The acquisition was accounted for as a purchase. Under purchase accounting, the assets and liabilities of Long Beach were recorded on the books of Washington Mutual at their respective fair values at the time of acquisition. Goodwill of approximately $296.2 million was recorded, which is being amortized over 20 years. At October 1, 1999, Long Beach had $821.4 million in assets inclusive of the goodwill created. The results of operations have been included in the financial statements since the acquisition date.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 3: SECURITIES

     The amortized cost, unrealized gains, unrealized losses, and fair values of securities (exclusive of trading securities) were as follows:

                                                         DECEMBER 31, 1999
                                -------------------------------------------------------------------
                                 AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                   COST          GAINS         LOSSES          VALUE       YIELD(1)
                                -----------    ----------    -----------    -----------    --------
                                                      (DOLLARS IN THOUSANDS)
Available-for-sale securities
Investment securities:
  U.S. Government and
     agency...................  $    60,201     $    --      $    (2,911)   $    57,290      5.18%
  Corporate debt..............      162,676          99               --        162,775      6.19
  Municipal...................        7,010          --               --          7,010      5.59
  Equity securities:
     Preferred stock..........      189,566       1,974           (8,170)       183,370      6.13
     Other securities.........        7,044           6           (5,830)         1,220         *
                                -----------     -------      -----------    -----------
                                    426,497       2,079          (16,911)       411,665      6.27
MBS:
  U.S. Government and
     agency...................   27,882,804      16,478         (702,717)    27,196,565      6.33
  Private issue...............   14,254,879       5,609         (484,400)    13,776,088      6.61
                                -----------     -------      -----------    -----------
                                 42,137,683      22,087       (1,187,117)    40,972,653      6.43
                                -----------     -------      -----------    -----------
                                $42,564,180     $24,166      $(1,204,028)   $41,384,318      6.42
                                ===========     =======      ===========    ===========
Held-to-maturity securities
Investment securities:
  Corporate debt..............  $    20,268     $    --      $    (1,342)   $    18,926      7.97%
  Municipal...................      117,784       1,745           (2,689)       116,840      5.52
                                -----------     -------      -----------    -----------
                                    138,052       1,745           (4,031)       135,766      5.88
MBS:
  U.S. Government and
     agency...................   11,990,036      52,812         (283,386)    11,759,462      6.41
  Private issue...............    7,273,377          --         (131,170)     7,142,207      6.52
                                -----------     -------      -----------    -----------
                                 19,263,413      52,812         (414,556)    18,901,669      6.45
                                -----------     -------      -----------    -----------
                                $19,401,465     $54,557      $  (418,587)   $19,037,435      6.45
                                ===========     =======      ===========    ===========
---------------
* Less than 1%.

(1) Weighted average yield at end of year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                           DECEMBER 31, 1998
                                   ------------------------------------------------------------------
                                    AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                      COST          GAINS         LOSSES         VALUE       YIELD(1)
                                   -----------    ----------    ----------    -----------    --------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale securities
---------------------------------
Investment securities:
  U.S. Government and agency.....  $    64,149     $    172      $     --     $    64,321      6.36%
  Corporate debt.................      283,441          194        (3,304)        280,331      6.23
  Municipal......................        2,020            1            --           2,021      5.10
  Equity securities:
     Preferred stock.............      157,854       11,265            --         169,119      3.97
     Other securities............        1,657           13            --           1,670      3.29
                                   -----------     --------      --------     -----------
                                       509,121       11,645        (3,304)        517,462      5.53
MBS:
  U.S. Government and agency.....   24,254,100      122,023       (27,547)     24,348,576      6.71
  Private issue..................    8,098,597        1,707       (46,477)      8,053,827      6.43
                                   -----------     --------      --------     -----------
                                    32,352,697      123,730       (74,024)     32,402,403      6.64
Derivative instruments:
  Interest rate exchange
     agreements..................           --           --        (2,812)         (2,812)       --
                                   -----------     --------      --------     -----------
                                    32,352,697      123,730       (76,836)     32,399,591      6.64
                                   -----------     --------      --------     -----------
                                   $32,861,818     $135,375      $(80,140)    $32,917,053      6.62
                                   ===========     ========      ========     ===========
Held-to-maturity securities
---------------------------------
Investment securities:
  U.S. Government and agency.....  $     6,906     $     17      $     --     $     6,923      5.24%
  Corporate debt.................       20,173        2,060            --          22,233      7.97
  Municipal......................      110,168        6,750            (5)        116,913      5.85
                                   -----------     --------      --------     -----------
                                       137,247        8,827            (5)        146,069      6.13
MBS:
  U.S. Government and agency.....   10,347,739       15,378            --      10,363,117      6.46
  Private issue..................    3,644,496       41,089       (82,151)      3,603,434      7.13
                                   -----------     --------      --------     -----------
                                    13,992,235       56,467       (82,151)     13,966,551      6.64
                                   -----------     --------      --------     -----------
                                   $14,129,482     $ 65,294      $(82,156)    $14,112,620      6.63
                                   ===========     ========      ========     ===========

---------------
(1) Weighted average yield at end of year.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Securities (exclusive of trading securities) by contractual maturity were as follows:

                                                                DECEMBER 31, 1999
                                ---------------------------------------------------------------------------------
                                                           DUE                 AFTER ONE               AFTER FIVE
                                                          WITHIN               BUT WITHIN              BUT WITHIN
                                FAIR VALUE    YIELD(1)   ONE YEAR   YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                                -----------   --------   --------   --------   ----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Available-for-sale securities
------------------------------
Investment securities:
  U.S. Government and
    agency....................  $    57,290     5.18%    $     --       --%     $ 57,094      5.17%     $     --
  Corporate debt..............      162,775     6.19           --       --            --        --            --
  Municipal...................        7,010     5.59           --       --            --        --            --
Equity securities:
  Preferred stock.............      183,370     6.13           --       --            --        --            --
  Other securities............        1,220        *           --       --            --        --            --
MBS:
  U.S. Government and
    agency....................   27,196,565     6.33      173,312     6.70       582,965      6.66       243,774
  Private issue...............   13,776,088     6.61           --       --            --        --         4,689
                                -----------              --------               --------                --------
                                $41,384,318     6.42     $173,312     6.70      $640,059      6.53      $248,463
                                ===========              ========               ========                ========
Held-to-maturity securities
------------------------------
Investment securities:
  Corporate debt..............  $    18,926     7.97%    $     44     5.50%     $     48      5.50%     $     --
  Municipal...................      116,840     5.52          273     5.20        13,028      5.38        21,231
MBS:
  U.S. Government and
    agency....................   11,759,462     6.41          194     9.75        11,364      6.91        48,756
  Private issue...............    7,142,207     6.52       50,728     6.23            --        --            --
                                -----------              --------               --------                --------
                                $19,037,435     6.45     $ 51,239     6.24      $ 24,440      6.10      $ 69,987
                                ===========              ========               ========                ========

                                        DECEMBER 31, 1999
                                ---------------------------------

                                              AFTER
                                YIELD(1)    TEN YEARS    YIELD(1)
                                --------   -----------   --------
                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities
------------------------------
Investment securities:
  U.S. Government and
    agency....................      --%    $       196     6.73%
  Corporate debt..............      --         162,775     6.19
  Municipal...................      --           7,010     5.59
Equity securities:
  Preferred stock.............      --         183,370     6.13
  Other securities............      --           1,220        *
MBS:
  U.S. Government and
    agency....................    5.99      26,196,514     6.33
  Private issue...............    6.65      13,771,399     6.61
                                           -----------
                                  6.00     $40,322,484     6.42
                                           ===========
Held-to-maturity securities
------------------------------
Investment securities:
  Corporate debt..............      --%    $    18,834     7.97%
  Municipal...................    5.99          82,308     5.44
MBS:
  U.S. Government and
    agency....................    7.37      11,699,148     6.40
  Private issue...............      --       7,091,479     6.54
                                           -----------
                                  6.97     $18,891,769     6.45
                                           ===========

                                                                DECEMBER 31, 1999
                                ---------------------------------------------------------------------------------
                                                           DUE                 AFTER ONE               AFTER FIVE
                                 AMORTIZED                WITHIN               BUT WITHIN              BUT WITHIN
                                   COST       YIELD(1)   ONE YEAR   YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                                -----------   --------   --------   --------   ----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Available-for-sale securities
------------------------------
Investment securities:
  U.S. Government and
    agency....................  $    60,201     5.18%    $     --       --%     $ 60,005      5.17%     $     --
  Corporate debt..............      162,676     6.19           --       --            --        --            --
  Municipal...................        7,010     5.59           --       --            --        --            --
Equity securities:
  Preferred stock.............      189,566     6.13           --       --            --        --            --
  Other securities............        7,044        *           --       --            --        --            --
MBS:
  U.S. Government and
    agency....................   27,882,804     6.33      173,752     6.70       585,544      6.66       252,020
  Private issue...............   14,254,879     6.61           --       --            --        --         5,062
                                -----------              --------               --------                --------
                                $42,564,180     6.42     $173,752     6.70      $645,549      6.53      $257,082
                                ===========              ========               ========                ========

                                        DECEMBER 31, 1999
                                ---------------------------------

                                              AFTER
                                YIELD(1)    TEN YEARS    YIELD(1)
                                --------   -----------   --------
                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities
------------------------------
Investment securities:
  U.S. Government and
    agency....................      --%    $       196     6.73%
  Corporate debt..............      --         162,676     6.19
  Municipal...................      --           7,010     5.59
Equity securities:
  Preferred stock.............      --         189,566     6.13
  Other securities............      --           7,044        *
MBS:
  U.S. Government and
    agency....................    5.99      26,871,488     6.33
  Private issue...............    6.65      14,249,817     6.61
                                           -----------
                                  6.00     $41,487,797     6.42
                                           ===========
---------------
* Less than 1%.

(1) Weighted average yield at end of year.


                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                DECEMBER 31, 1999
                                ---------------------------------------------------------------------------------
                                                           DUE                 AFTER ONE               AFTER FIVE
                                 AMORTIZED                WITHIN               BUT WITHIN              BUT WITHIN
                                   COST       YIELD(1)   ONE YEAR   YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                                -----------   --------   --------   --------   ----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Held-to-maturity securities
Investment securities:
  Corporate debt..............  $    20,268     7.97%    $     49     5.50%     $     48      5.50%     $     --
  Municipal...................      117,784     5.52          270     5.20        12,778      5.38        20,499
MBS:
  U.S. Government and
    agency....................   11,990,036     6.41          193     9.75        11,569      6.91        49,642
  Private issue...............    7,273,377     6.52       50,728     6.23            --        --            --
                                -----------              --------               --------                --------
                                $19,401,465     6.45     $ 51,240     6.24      $ 24,395      6.10      $ 70,141
                                ===========              ========               ========                ========

                                        DECEMBER 31, 1999
                                ---------------------------------

                                              AFTER
                                YIELD(1)    TEN YEARS    YIELD(1)
                                --------   -----------   --------
                                     (DOLLARS IN THOUSANDS)
Held-to-maturity securities
Investment securities:
  Corporate debt..............      --%    $    20,171     7.97%
  Municipal...................    5.99          84,237     5.44
MBS:
  U.S. Government and
    agency....................    7.37      11,928,632     6.40
  Private issue...............      --       7,222,649     6.54
                                           -----------
                                  6.97     $19,255,689     6.45
                                           ===========

---------------
(1) Weighted average yield at end of year.

     In addition to agency securities, the securities portfolio contained investment grade private issue MBS of $14.40 billion and $11.73 billion at December 31, 1999 and 1998. At December 31, 1999, the Company had private issue MBS from the following issuers, each of which exceeded 10% of the Company's equity: General Electric Capital Mortgage Services with an amortized cost of $1.26 billion and a fair value of $1.21 billion; Norwest Asset Securities Corp. with an amortized cost of $1.17 billion and a fair value of $1.12 billion; Residential Funding Mortgage Services Inc. with an amortized cost of $1.37 billion and a fair value of $1.32 billion; and Washington Mutual Bank, FA, with an amortized cost of $12.93 billion and a fair value of $12.65 billion.

     Proceeds from sales of securities in the AFS portfolio during 1999, 1998 and 1997 were $1.44 billion, $2.16 billion and $2.36 billion. The Company realized $3.5 million in gains and $12.6 million in losses on these sales during 1999. The Company realized $19.1 million in gains and $1.0 million in losses on sales during 1998. Similarly, the Company realized $8.3 million in gains and $897,000 in losses during 1997.

     MBS with an amortized cost of $41.08 billion and a fair value of $40.19 billion at December 31, 1999 were pledged to secure public deposits, reverse repurchase agreements, other borrowings, FHLB advances, and access to the Federal Reserve discount window. In connection with the Great Western Merger, the Company reclassified certain MBS from available for sale to held to maturity. The unrealized pretax gain at the time of the reclassification of $102.7 million was retained in equity and is being amortized over the life of the related securities. At December 31, 1999 and 1998, the unamortized pretax gain, included as a component of accumulated other comprehensive income, was $55.3 million and $73.0 million.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 4: LOANS

     Loans consisted of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
                                                             (DOLLARS IN THOUSANDS)
SFR.....................................................  $ 80,628,424    $ 81,101,706
SFR construction........................................     1,242,784       1,020,082
Second mortgage and other consumer......................     8,527,303       7,330,891
Specialty mortgage finance..............................     4,451,631         721,857
Commercial business.....................................     1,451,505       1,129,329
Commercial real estate(1)...............................    18,237,507      18,134,881
Reserve for loan losses.................................    (1,041,929)     (1,067,840)
                                                          ------------    ------------
                                                          $113,497,225    $108,370,906
                                                          ============    ============

---------------
(1) Included $236.7 million and $221.7 million of commercial real estate construction lending at December 31, 1999 and 1998.

     Real estate construction (including SFR construction and commercial real estate construction) and commercial business loans by maturity date were as follows:

                                                  DECEMBER 31, 1999
                           ----------------------------------------------------------------
                                REAL ESTATE
                                CONSTRUCTION           COMMERCIAL BUSINESS
                           ----------------------    ------------------------
                             ARMS      FIXED-RATE       ARMS       FIXED-RATE      TOTAL
                           --------    ----------    ----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS)
Due within one year......  $468,501     $ 24,649     $  638,005     $115,129     $1,246,284
After one but within five
  years..................   160,784       28,246        199,972      144,470        533,472
After five years.........   239,360      557,920        241,871      112,058      1,151,209
                           --------     --------     ----------     --------     ----------
                           $868,645     $610,815     $1,079,848     $371,657     $2,930,965
                           ========     ========     ==========     ========     ==========

     Nonaccrual loans totaled $827.0 million and $938.0 million at December 31, 1999 and 1998. If interest on nonaccrual loans had been recognized, such income would have been $67.4 million in 1999, $66.4 million in 1998 and $66.2 million in 1997.

     The amount of impaired loans and the related allocated reserve for loan losses were as follows:

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                           1999                     1998
                                                   ---------------------    ---------------------
                                                     LOAN      ALLOCATED      LOAN      ALLOCATED
                                                    AMOUNT     RESERVES      AMOUNT     RESERVES
                                                   --------    ---------    --------    ---------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  With allocated reserves........................  $ 41,361     $ 8,053     $ 30,251    $ 11,187
  Without allocated reserves.....................    37,105          --       16,378          --
                                                   --------     -------     --------    --------
                                                     78,466       8,053       46,629      11,187
Other impaired loans:
  With allocated reserves........................   263,298      73,526      528,379     132,522
  Without allocated reserves.....................   278,695          --      144,210          --
                                                   --------     -------     --------    --------
                                                    541,993      73,526      672,589     132,522
                                                   --------     -------     --------    --------
                                                   $620,459     $81,579     $719,218    $143,709
                                                   ========     =======     ========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The average balance of impaired loans and the related interest income recognized were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Average balance of impaired loans..........................  $669,839    $833,550    $939,346
Interest income recognized.................................    45,796      58,831      71,822

     Loans totaling $69.34 billion and $47.70 billion at December 31, 1999 and 1998 were pledged to secure advances from FHLBs. At December 31, 1999, the Company had $571.6 million in fixed-rate SFR loan commitments, $2.98 billion in ARM commitments, $966.2 million in SFR construction loan commitments, $127.4 million in second mortgage and other consumer loan commitments, $391.1 million in specialty mortgage finance commitments, $1.24 billion in commercial business loan commitments, $388.1 million in commercial real estate loan commitments, and $3.91 billion in undisbursed lines of credit.

     The Company had net unamortized deferred loan costs of $185.5 million at the end of 1999. At December 31, 1998, the Company had net unamortized deferred loan costs of $68.2 million. The amortization of net deferred loan (costs) fees included in interest income totaled $(49.9) million in 1999, $6.6 million in 1998 and $51.3 million in 1997.

NOTE 5: RESERVE FOR LOAN LOSSES AND RECOURSE LIABILITY

     Changes in the reserve for loan losses were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Balance, beginning of year.....................  $1,067,840    $1,047,845    $1,066,276
Provision for loan losses......................     167,076       161,968       246,642
Transfers of reserves..........................      (1,221)       33,559       (13,594)
Loans charged off:
  SFR and SFR construction.....................     (37,754)      (66,130)     (141,540)
  Second mortgage and other consumer...........    (142,601)     (123,722)     (102,666)
  Specialty mortgage finance...................        (349)         (196)          (99)
  Commercial business..........................      (5,492)       (5,280)       (3,028)
  Commercial real estate.......................     (37,113)      (31,370)      (57,873)
                                                 ----------    ----------    ----------
                                                   (223,309)     (226,698)     (305,206)
Recoveries of loans previously charged off:
  SFR and SFR construction.....................       4,123        18,459        21,970
  Second mortgage and other consumer...........      19,146        18,147        20,248
  Specialty mortgage finance...................         312            48            43
  Commercial business..........................         737           882           221
  Commercial real estate.......................       7,225        13,630        11,245
                                                 ----------    ----------    ----------
                                                     31,543        51,166        53,727
                                                 ----------    ----------    ----------
Net charge offs................................    (191,766)     (175,532)     (251,479)
                                                 ----------    ----------    ----------
Balance, end of year...........................  $1,041,929    $1,067,840    $1,047,845
                                                 ==========    ==========    ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     As part of the ongoing process to ensure the adequacy of the reserve for loan losses, the Company reviews the components of its loan portfolio for specific risk of principal loss. Components of the reserve for loan losses were as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Specific and allocated reserves:
  Commercial real estate....................................  $   58,983    $  125,700
  Commercial business.......................................      17,612        17,157
  Builder construction......................................       4,984           852
                                                              ----------    ----------
                                                                  81,579       143,709
Unallocated reserves........................................     960,350       924,131
                                                              ----------    ----------
                                                              $1,041,929    $1,067,840
                                                              ==========    ==========

     Changes in the recourse liability were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of year..........................  $144,257    $ 80,157    $27,940
Transfer (to) from reserve for loan losses..........   (15,000)     74,400     24,502
(Recovery of reserve) provision for recourse
  losses............................................   (16,168)    (10,300)    27,715
                                                      --------    --------    -------
Balance, end of year................................  $113,089    $144,257    $80,157
                                                      ========    ========    =======

NOTE 6: LOAN SERVICING

     Loans serviced consisted of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Loans held in portfolio and held for sale (exclusive of
  loans serviced by others).................................  $106,598,033    $106,366,964
Loans securitized and retained (with and without
  recourse).................................................    33,196,495      24,713,174
Loans serviced for others...................................    54,605,941      51,737,736
                                                              ------------    ------------
                                                              $194,400,469    $182,817,874
                                                              ============    ============

     As of December 31, 1999, the Company serviced 339 Government National Mortgage Association ("GNMA") loan pools with an outstanding security balance of $210.7 million. The Company did not issue any additional GNMA loan pools during 1999.

     Changes in the balance of mortgage servicing rights were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of year.........................  $461,295    $311,480    $274,057
Additions..........................................   266,103     239,570     104,898
Amortization of mortgage servicing rights..........   (88,511)    (89,260)    (64,211)
Impairment adjustment..............................     4,298        (495)     (3,264)
                                                     --------    --------    --------
Balance, end of year...............................  $643,185    $461,295    $311,480
                                                     ========    ========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the balance of short servicing were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year............................  $14,241    $17,984    $20,714
Amortization..........................................   (2,941)    (3,743)    (3,858)
Impairment adjustment.................................       --         --      1,128
                                                        -------    -------    -------
Balance, end of year..................................  $11,300    $14,241    $17,984
                                                        =======    =======    =======

     Changes in the valuation for impairment of mortgage servicing rights were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Balance, beginning of year..............................  $ 7,934    $7,439    $4,175
Net change..............................................   (4,298)      495     3,264
                                                          -------    ------    ------
Balance, end of year....................................  $ 3,636    $7,934    $7,439
                                                          =======    ======    ======

NOTE 7: PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             ----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Furniture and equipment....................................  $1,046,162    $   846,597
Buildings..................................................     775,242        714,412
Leasehold improvements.....................................     403,716        350,951
Work in progress...........................................      28,857        274,835
                                                             ----------    -----------
                                                              2,253,977      2,186,795
Accumulated depreciation...................................    (915,512)    (1,013,536)
Land.......................................................     220,184        247,903
                                                             ----------    -----------
                                                             $1,558,649    $ 1,421,162
                                                             ==========    ===========

     Depreciation expense for 1999, 1998 and 1997 was $206.9 million, $145.9 million and $174.5 million.

     The Company leases various branch offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2072. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $191.2 million, $182.8 million and $186.1 million in 1999, 1998 and 1997.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

                                           OPERATING LEASE                CAPITAL LEASE
                                     ---------------------------    --------------------------
                                      LAND AND     FURNITURE AND    LAND AND     FURNITURE AND
                                     BUILDINGS       EQUIPMENT      BUILDINGS      EQUIPMENT
                                     ----------    -------------    ---------    -------------
                                                      (DOLLARS IN THOUSANDS)
Year ending December 31,
  2000.............................  $  159,353       $15,600        $ 7,551        $1,713
  2001.............................     145,900        13,314          7,700         1,713
  2002.............................     130,413         8,377          7,700           338
  2003.............................     115,596         2,335          7,579            --
  2004.............................     100,751            34          7,514            --
Thereafter.........................     430,383            --         54,225            --
                                     ----------       -------        -------        ------
                                     $1,082,396       $39,660        $92,269        $3,764
                                     ==========       =======        =======        ======

NOTE 8: INVESTMENT IN FHLBS

     The investment in the FHLBs of San Francisco, Seattle and Topeka consisted of capital stock, at cost, totaling $2.92 billion at December 31, 1999 and $2.03 billion at December 31, 1998. The Company earned yields of 5.72% in 1999, 6.37% in 1998 and 6.51% in 1997 from its investment in FHLBs. The investment in FHLB stock is required to permit the Company to borrow from the FHLBs.

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Branch acquisitions, net of accumulated amortization of
  $575,557 and $519,610.....................................  $  426,207    $  475,257
Business combinations, net of accumulated amortization of
  $125,883 and $149,726.....................................     773,647       534,409
                                                              ----------    ----------
                                                              $1,199,854    $1,009,666
                                                              ==========    ==========

     The average remaining amortization period at December 31, 1999 was approximately 16 years.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 10: DEPOSITS

     Deposits consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest bearing........................................  $ 6,214,933    $ 6,686,682
  Noninterest bearing.....................................    7,274,538      6,774,049
                                                            -----------    -----------
                                                             13,489,471     13,460,731
Savings accounts..........................................    5,654,502      7,794,622
MMDAs.....................................................   24,393,876     20,491,246
Time deposit accounts:
  Due within one year.....................................   32,201,744     39,491,294
  After one but within two years..........................    4,100,180      2,565,666
  After two but within three years........................      763,939        868,983
  After three but within four years.......................      209,823        543,117
  After four but within five years........................      263,606        193,312
  After five years........................................       52,627         83,170
                                                            -----------    -----------
                                                             37,591,919     43,745,542
                                                            -----------    -----------
                                                            $81,129,768    $85,492,141
                                                            ===========    ===========

     Time deposit accounts in amounts of $100,000 or more totaled $8.84 billion and $6.42 billion at December 31, 1999 and 1998. At December 31, 1999, $2.55 billion of these deposits mature within three months or less, $2.26 billion mature in over three to six months, $2.70 billion mature in over six months to one year, and $1.33 billion mature after one year.

     Interest expense on deposits was as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-bearing checking accounts.....................  $   60,460    $   74,643    $   80,014
Savings accounts and MMDAs.............................     987,691       946,975       755,198
Time deposit accounts..................................   2,122,111     2,566,397     2,810,330
                                                         ----------    ----------    ----------
                                                         $3,170,262    $3,588,015    $3,645,542
                                                         ==========    ==========    ==========

     Financial data pertaining to the weighted average cost of deposits were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Weighted average interest rate during the year..............  3.82%    4.15%    4.27%

     The weighted average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Accrued but unpaid interest on deposits included in other liabilities totaled $68.0 million and $49.2 million at December 31, 1999 and 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 11: FEDERAL FUNDS PURCHASED AND COMMERCIAL PAPER

     Federal funds purchased and commercial paper consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Federal funds purchased.....................................  $525,000    $1,967,007
Commercial paper............................................   341,543       515,823
                                                              --------    ----------
                                                              $866,543    $2,482,830
                                                              ========    ==========

     Federal funds purchased have remaining average maturities of 17 days at December 31, 1999. Commercial paper has remaining average maturities of 35 days at December 31, 1999.

     Financial data pertaining to federal funds purchased and commercial paper were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Federal funds purchased
Weighted average interest rate, end of year....        5.74%         5.25%         5.89%
Weighted average interest rate during the
  year.........................................        5.11          5.60          5.65
Average balance of federal funds purchased.....  $2,000,759    $3,757,701    $2,895,380
Maximum amount of federal funds purchased at
  any month end................................   2,835,500     6,070,029     4,845,600
Interest expense...............................     102,251       210,538       163,694
Commercial paper
Weighted average interest rate, end of year....        6.20%         5.63%         5.99%
Weighted average interest rate during the
  year.........................................        5.54          5.65          6.06
Average balance of commercial paper............  $  419,785    $  363,965    $  440,057
Maximum amount of commercial paper issued at
  any month end................................     651,297       515,823       694,006
Interest expense...............................      23,254        20,547        26,679

NOTE 12: REVERSE REPURCHASE AGREEMENTS

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Scheduled maturities of reverse repurchase agreements were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Due within 30 days........................................  $ 4,450,108    $ 2,579,348
After 30 but within 90 days...............................   10,543,377      6,928,226
After 90 but within 180 days..............................    4,539,062      2,447,428
After 180 days but within one year........................    1,655,708      1,259,309
After one year............................................    8,974,568      5,125,227
                                                            -----------    -----------
                                                            $30,162,823    $18,339,538
                                                            ===========    ===========

     Financial data pertaining to reverse repurchase agreements were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
                                                       (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of
  year......................................         5.81%          5.38%          5.74%
Weighted average interest rate during the
  year......................................         5.36           5.67           5.69
Average balance of reverse repurchase
  agreements................................  $26,081,801    $17,695,176    $14,938,348
Maximum amount of reverse repurchase
  agreements at any month end...............   30,162,823     18,339,538     14,977,811
Interest expense............................    1,397,349      1,003,851        849,383

NOTE 13: ADVANCES FROM FHLBS

     As members of the FHLBs of San Francisco, Seattle and Topeka, WMBFA, WMB, WMBfsb and First Community Industrial Bank maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of the borrowing.

     Scheduled maturities of advances from FHLBs were as follows:

                                                    DECEMBER 31,
                             ----------------------------------------------------------
                                        1999                           1998
                             ---------------------------    ---------------------------
                                             RANGES OF                      RANGES OF
                                              INTEREST                       INTEREST
                               AMOUNT          RATES          AMOUNT          RATES
                             -----------    ------------    -----------    ------------
                                               (DOLLARS IN THOUSANDS)
Due within one year........  $34,106,722    4.50% - 9.34%   $20,959,305    4.97% - 8.88%
After one but within two
  years....................   18,443,900    5.21  - 6.40     14,730,417    4.50  - 9.34
After two but within three
  years....................    2,960,357    3.50  - 6.55      3,560,125    4.91  - 8.22
After three but within four
  years....................      200,185    5.76  - 6.03        101,245    3.50  - 8.22
After four but within five
  years....................    1,225,310    6.05  - 8.65        211,185    5.30  - 8.22
After five years...........      157,579    2.80  - 8.57        186,336    2.80  - 8.65
                             -----------                    -----------
                             $57,094,053                    $39,748,613
                             ===========                    ===========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to advances from FHLBs were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of year.....         5.92%         5.35%         5.78%
Weighted average interest rate during the
  year..........................................         5.37          5.65          5.76
Average balance of advances from FHLBs..........  $47,008,285   $30,109,943   $17,643,892
Maximum amount of advances from FHLBs at any
  month end.....................................   57,094,053    39,748,613    25,114,776
Interest expense................................    2,522,109     1,701,312     1,016,925

NOTE 14: OTHER BORROWINGS

     Other borrowings consisted of the following:

                                                     DECEMBER 31,
                             ------------------------------------------------------------
                                         1999                            1998
                             ----------------------------    ----------------------------
                                             RANGES OF                       RANGES OF
                               AMOUNT      INTEREST RATES      AMOUNT      INTEREST RATES
                             ----------    --------------    ----------    --------------
                                                (DOLLARS IN THOUSANDS)
Senior notes:
  Due in 1999..............  $       --               --%    $  199,993    5.52% -  7.88%
  Due in 2000..............     552,424     6.13 -  7.65        549,260      5.63 -  7.65
  Due in 2001..............     649,513     5.88 -  7.75        649,170      5.88 -  7.75
  Due in 2002..............     763,191     6.00 -  8.60        612,897      6.30 -  8.60
  Due in 2003..............     149,526             6.50        149,415              6.50
  Due in 2004..............     199,754             5.85             --                --
  Due in 2005..............     148,590             7.25        148,370              7.25
  Due in 2006..............   1,236,282     7.25 -  7.50             --                --
Subordinated notes:
  Due in 1999..............          --               --        412,975      7.50 -  9.88
  Due in 2000..............     325,162     5.23 -  6.15        349,322      5.23 - 10.50
  Due in 2001..............     149,741             9.88        149,825              9.88
  Due in 2004..............     547,628     6.50 -  7.88        248,433      6.50 -  7.88
  Due in 2006..............      99,025             6.63             --                --
Trust preferred
  securities(1):
  Due in 2025..............      98,879             8.25         97,960              8.25
  Due in 2026..............     148,887             8.36        148,636              8.36
  Due in 2027..............     692,780     8.21 -  8.38        691,810      8.21 -  8.38
Other:
  Notes payable, due in
     2006..................          --               --         98,885              6.63
  Warehouse credit
     facilities, due in
     2000..................     392,999     7.46 -  7.84             --                --
  Other....................      48,816     4.20 - 15.20        122,557      5.18 - 17.47
                             ----------                      ----------
                             $6,203,197                      $4,629,508
                             ==========                      ==========

---------------
(1) Inclusive of capitalized issuance costs.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to trust preferred securities were as follows:

                                                              DECEMBER 31, 1999 AND 1998
                              -------------------------------------------------------------------------------------------
                               AGGREGATE
                              LIQUIDATION    AGGREGATE    AGGREGATE                PER
                               AMOUNT OF    LIQUIDATION   PRINCIPAL    STATED     ANNUM
                                 TRUST       AMOUNT OF     AMOUNT     MATURITY   INTEREST
                               PREFERRED      COMMON         OF          OF      RATE OF       EXTENSION      REDEMPTION
       NAME OF TRUST          SECURITIES    SECURITIES      NOTES      NOTES      NOTES         PERIOD          OPTION
       -------------          -----------   -----------   ---------   --------   --------   ---------------  ------------
                                                                (DOLLARS IN THOUSANDS)
Great Western Financial        $100,000       $ 3,093     $103,093      2025      8.250%    20 consecutive   On or after
  Trust I...................                                                                   quarters      December 31,
                                                                                                                 2000
Great Western Financial         300,000         9,279      309,279      2027      8.206     Ten consecutive  On or after
  Trust II..................                                                                  semi-annual    February 1,
                                                                                                periods          2007
Washington Mutual Capital       400,000        12,371      412,371      2027      8.375     Ten consecutive  On or after
  I.........................                                                                  semi-annual    June 1, 2007
                                                                                                periods
Ahmanson Trust I............    150,000         4,640      154,640      2026      8.360     Ten consecutive  On or after
                                                                                              semi-annual    December 1,
                                                                                                periods          2026
                               --------       -------     --------
                               $950,000       $29,383     $979,383                8.306
                               ========       =======     ========

     At December 31, 1999 and 1998, the Company had outstanding and unused lines of credit totaling $793.5 million and $150.0 million with the Federal Reserve Bank to cover overdrafts.

     In August 1999, the Company and Washington Mutual Finance entered into two revolving credit facilities with The Chase Manhattan Bank as administrative agent: a $600.0 million 364-day facility and a $600.0 million four-year facility, each to be used for general corporate purposes, including back-up for the Company's and Washington Mutual Finance's commercial paper programs. The Company may borrow a total of $500.0 million under these facilities, and Washington Mutual Finance may borrow a total of $1.20 billion under these facilities. As of December 31, 1999 and 1998, there were no outstanding borrowings under these facilities.

     As of December 31, 1999, Long Beach Mortgage had two committed warehouse credit facilities totaling $575.0 million. Total borrowings under these warehouse facilities was $393.0 million at December 31, 1999.

     As of December 31, 1999, the Company had entered into eleven letters of credit with the FHLB of San Francisco for a total of $427.3 million. As of December 31, 1998, the Company had entered into nine letters of credit with the FHLB of San Francisco for a total of $428.0 million. These letters of credit provide credit enhancement on housing revenue bonds and certain of the Company's private issue MBS.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 15: INCOME TAXES

     Income taxes (benefits) from continuing operations consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Current:
  Federal.......................................  $  443,328    $  865,875    $585,503
  State and local...............................      34,334       182,935     125,978
  Payments in lieu..............................      33,470        34,960      17,018
                                                  ----------    ----------    --------
                                                     511,132     1,083,770     728,499
Deferred:
  Federal.......................................     396,576      (324,623)    (70,358)
  State and local...............................     156,545       (43,206)     (5,204)
  Payments in lieu..............................       2,843       166,584         214
                                                  ----------    ----------    --------
                                                     555,964      (201,245)    (75,348)
                                                  ----------    ----------    --------
                                                  $1,067,096    $  882,525    $653,151
                                                  ==========    ==========    ========

     Provisions of the Small Business Job Protection Act of 1996 (the "Job Protection Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

     The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.01 billion at December 31, 1999. Due to the remote nature of events which may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

     During 1998, the Company completed a settlement with the Internal Revenue Service (the "Service") for Great Western for 1987 and 1986, and Washington Mutual for 1993 and 1992. During 1999, the Service completed its examination of Great Western for 1988 through 1992. The case has been referred to the Appeals Branch for review.

     The Service is currently examining H. F. Ahmanson for 1994 through September 1998 and Washington Mutual for 1994 through 1997. The Company has been informed by the Service that it will be examining Great Western for 1993 through 1997. The Service has completed its examination of Ahmanson for 1990 through 1993. All issues have been resolved except for one which is under review by the Appeals Branch. The Service's National Office has issued an adverse ruling on this issue. The Company has not recorded any benefit with respect to this issue.

     As of December 31, 1999, the Company's accrual for income taxes payable is sufficient to cover any expected liabilities arising from these examinations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards........................  $   450,005    $   579,330
  Provision for losses on loans and foreclosed assets.....      371,332        401,204
  Unrealized losses on securities.........................      437,607             --
  Merger costs............................................      171,771        339,490
  Compensation differences................................       67,888        105,868
  State and local taxes...................................       69,662         54,082
  Other...................................................       55,671        130,673
                                                            -----------    -----------
                                                              1,623,936      1,610,647
Payments in lieu..........................................     (233,329)      (230,485)
Valuation allowance.......................................      (90,851)      (188,690)
                                                            -----------    -----------
  Deferred tax asset, net of payments in lieu and
     valuation
     allowance............................................    1,299,756      1,191,472
Deferred tax liabilities:
  Loan fees...............................................     (459,626)      (445,752)
  Stock dividends from FHLBs..............................     (435,938)      (384,460)
  Basis difference on premises and equipment..............     (147,172)      (103,030)
  Gain on loan sales......................................      (81,428)       (88,726)
  Unrealized gains on securities..........................           --        (62,051)
  Other...................................................     (156,893)       (67,033)
                                                            -----------    -----------
                                                             (1,281,057)    (1,151,052)
                                                            -----------    -----------
Net deferred tax asset....................................  $    18,699    $    40,420
                                                            ===========    ===========

     The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $90.9 million at December 31, 1999 and $188.7 million at December 31, 1998 relate primarily to net operating losses that are limited by Internal Revenue Code
Section 382 as a result of the Keystone Transaction.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              FEDERAL       STATE
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Expiring in:
  2001......................................................  $     --    $  448,763
  2002......................................................        --       557,975
  2003......................................................   421,498            --
  2004......................................................   254,000            --
  2005......................................................   254,000            --
  2008......................................................    16,203            --
  2009......................................................     6,543            --
  2010......................................................    24,251            --
  2011......................................................     1,011            --
  2012......................................................       327            --
                                                              --------    ----------
                                                              $977,833    $1,006,738
                                                              ========    ==========

     Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------
                                              1999                      1998                    1997
                                     -----------------------   ----------------------   ---------------------
                                                     AS A                     AS A                    AS A
                                                  PERCENTAGE               PERCENTAGE              PERCENTAGE
                                                  OF PRETAX                OF PRETAX               OF PRETAX
                                       AMOUNT       INCOME      AMOUNT       INCOME      AMOUNT      INCOME
                                     ----------   ----------   ---------   ----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Income taxes computed at statutory
  rates............................  $1,009,456     35.00%     $ 829,310      35.00%    $538,394     35.00%
Tax effect of:
  State income tax, net of federal
    tax benefit....................     122,204      4.24         95,470       4.03       76,096      4.95
  Payments in lieu.................      33,936      1.18        201,544       8.51       17,232      1.12
  Valuation allowance change from
    prior year.....................     (45,248)    (1.57)      (258,176)    (10.90)     (24,860)    (1.62)
  Other............................     (53,252)    (1.85)        14,377       0.61       46,289      3.01
                                     ----------                ---------                --------
      Income taxes included in the
         Consolidated Statements of
         Income....................  $1,067,096     37.00      $ 882,525      37.25     $653,151     42.46
                                     ==========                =========                ========

NOTE 16: CONTINGENCIES

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

     In order to meet the needs of its customers, Washington Mutual issues direct-pay, standby and other letters of credit. The credit risk in issuing letters of credit is essentially the same as that involved in extending

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES loan facilities to customers. Washington Mutual holds collateral to support letters of credit when deemed necessary. At December 31, 1999, outstanding letters of credit issued by Washington Mutual totaled $291.7 million.

     The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit financially from it.

NOTE 17: STOCKHOLDERS' EQUITY

  Common Stock

     Changes in common stock outstanding were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                        (NUMBER OF SHARES IN THOUSANDS)
Shares issued, beginning of year......................  593,409     589,790     576,179
Common stock issued through employee stock plans......    3,386       4,158      14,973
Common stock issued to acquire Long Beach.............    6,338          --          --
Common stock repurchased and retired..................  (31,544)       (539)     (1,362)
                                                        -------     -------     -------
Shares issued, end of year............................  571,589     593,409     589,790
Treasury shares, end of year(1).......................       --          --     (46,948)
                                                        -------     -------     -------
Shares outstanding, end of year.......................  571,589     593,409     542,842
                                                        =======     =======     =======

---------------
(1) Beginning in October 1995, Ahmanson commenced a program to repurchase its own common stock and had purchased a total of 27,986,575 shares (or
    47,017,446 equivalent common shares of WMI, based on a conversion rate of
    1.68 shares of WMI common stock for each share of Ahmanson common stock)
    before the program was discontinued in February 1998. The shares were recorded as common stock in treasury. Prior to its merger with Washington
    Mutual, Ahmanson reissued substantially all the shares for purposes of the conversion of Ahmanson's 6.00% Cumulative Convertible Preferred Stock,
    Series D, the Coast Acquisition, and employee stock option exercises. The residual amount of treasury shares was retired upon the merger with
    Washington Mutual, and no treasury shares remained at December 31, 1999 and
    1998.

     Cash dividends paid per share were as follows(1):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Fourth quarter...........................................  $0.260    $0.220    $0.187
Third quarter............................................   0.250     0.207     0.180
Second quarter...........................................   0.240     0.200     0.173
First quarter............................................   0.230     0.193     0.167

---------------
(1) These dividends have not been restated to reflect pooling combinations.

     Prior to their business combination with Washington Mutual, acquired companies paid total common cash dividends of $69.6 million and $154.6 million in 1998 and 1997. No common cash dividends were paid by acquired companies in 1999.

     In addition to being influenced by legal, regulatory and economic restrictions, WMI's ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to WMI. These subsidiaries are subject to legal, regulatory and debt covenant restrictions on their ability to pay dividends.

     During 1999, the Board of Directors authorized a stock repurchase program which permits the repurchase in the open market of up to 56.3 million shares of the Company's common stock. During the year, the Company repurchased a total of
31.5 million shares of its common stock.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

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

     See -- "Note 18: Earnings Per Share" for discussion of the 12 million shares of common stock held in escrow.

  Preferred Stock

     There was no preferred stock (10,000,000 shares authorized without regard to merged companies) issued or outstanding at December 31, 1999 and 1998.

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

     In 1993, Ahmanson issued 575,000 shares of 6.00% Cumulative Convertible Preferred Stock, Series D ("Series D Convertible Preferred Stock") and received net proceeds of $280.7 million. The Series D Convertible Preferred Stock was convertible into 11,814,238 shares of Ahmanson's common stock at a rate of $24.335 per share of common stock. Dividends, if and when declared by Ahmanson's Board of Directors, were at an annual rate of $30.00 per share. Dividends were declared and paid in all quarters from issuance to redemption or conversion. On or before August 24, 1998, substantially all of these shares were converted to Ahmanson common stock.

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

     In 1992, Great Western issued 6,600,000 depository shares, each representing a one-tenth interest in a share of 8.30% Cumulative Preferred Stock ("Cumulative Preferred Stock"). The Cumulative Preferred Stock had a liquidation value of $250.00 per share. Each share of Cumulative Preferred Stock was redeemable

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES at the option of the Company on or after November 1, 1997, at $250.00 per share, plus accrued and unpaid dividends. Dividends were cumulative from the date of issue and were payable quarterly. Dividends were declared and paid in all quarters from issuance to redemption. On July 1, 1997, in connection with the Great Western Merger, each outstanding share of Cumulative Preferred Stock was converted into one share of WMI 8.30% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The terms, preferences, limitations, privileges and rights of the Series F Preferred Stock were substantially identical to those of the Cumulative Preferred Stock. As in the case of the Cumulative Preferred Stock, each share of Series F Preferred Stock was represented by depository shares (the "New Washington Mutual Depository Shares"), each representing a one-tenth interest in a share of the Series F Preferred Stock. The Company redeemed the Series F Preferred Stock on November 1, 1997.

NOTE 18: EARNINGS PER SHARE

     Information used to calculate EPS was as follows:

                                                        YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                                1999              1998              1997
                                           --------------    --------------    --------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income
-----------------------------------------
Net income...............................   $  1,817,064      $  1,486,932      $    885,118
Accumulated dividends on preferred
  stock..................................             --           (15,942)          (55,031)
                                            ------------      ------------      ------------
Net income attributable to common
  stock..................................      1,817,064         1,470,990           830,087
Accumulated dividends on convertible
  preferred stock........................             --             9,269            17,219
                                            ------------      ------------      ------------
Diluted net income attributable to common
  stock..................................   $  1,817,064      $  1,480,259      $    847,306
                                            ============      ============      ============
Weighted average shares
-----------------------------------------
Basic weighted average number of common
  shares outstanding.....................    572,652,277       564,420,541       532,412,178
Dilutive effect of potential common
  shares.................................      1,900,754        14,141,764        24,346,845
                                            ------------      ------------      ------------
Diluted weighted average number of common
  shares outstanding.....................    574,553,031       578,562,305       556,759,023
                                            ============      ============      ============
Net income per common share
-----------------------------------------
Basic....................................          $3.17             $2.61             $1.56
Diluted..................................           3.16              2.56              1.52

     Options to purchase an average of 4,520,073 shares of common stock at an average exercise price of $39.76 per share were outstanding during the year, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock during the year.

     Additionally, as part of the business combination with Keystone Holdings, 12 million shares of common stock, with an assigned value of $27.74 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FRF and their transferees. The conditions upon which these shares are contingently issuable are based on the outcome of certain litigation and not based on earnings or market price. At December 31, 1999, the contingencies were not met, and therefore, the contingently issuable shares were not included in the above computations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 19: REGULATORY CAPITAL REQUIREMENTS

     WMI is not subject to any regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements. The Company also owns a small industrial bank that is subject to FDIC capital requirements.

     The capital adequacy requirements are quantitative measures established by regulation that require WMBFA, WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC requires WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average total assets. The OTS requires WMBFA and WMBfsb to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for the regulatory minimum requirement and the minimum amounts and ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

                                                                DECEMBER 31, 1999
                                          --------------------------------------------------------------
                                                                                       MINIMUM TO BE
                                                                                    CATEGORIZED AS WELL
                                                                   REGULATORY        CAPITALIZED UNDER
                                                                    MINIMUM          PROMPT CORRECTIVE
                                                ACTUAL            REQUIREMENT        ACTION PROVISIONS
                                          ------------------   ------------------   --------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT      RATIO
                                          ----------   -----   ----------   -----   -----------   ------
                                                              (DOLLARS IN THOUSANDS)
WMBFA
Total capital to risk-weighted assets...  $9,065,199   11.15%  $6,503,120   8.00%   $8,128,900    10.00%
Tier 1 capital to risk-weighted
  assets................................   8,090,758    9.95    3,251,560   4.00     4,877,340     6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   8,090,758    5.53    5,856,077   4.00     7,320,097     5.00
Tangible capital to tangible assets.....   8,088,870    5.53    2,196,029   1.50          n.a.     n.a.
WMB
Total capital to risk-weighted assets...   2,102,858   10.90    1,543,128   8.00     1,928,909    10.00
Tier 1 capital to risk-weighted
  assets................................   1,962,779   10.18      771,564   4.00     1,157,346     6.00
Tier 1 capital to average assets
  (leverage)............................   1,962,779    5.67    1,385,199   4.00     1,731,499     5.00
WMBfsb
Total capital to risk-weighted assets...      76,826   15.21       40,413   8.00        50,517    10.00
Tier 1 capital to risk-weighted
  assets................................      70,422   13.94       20,207   4.00        30,310     6.00
Tier 1 capital to adjusted total assets
  (leverage)............................      70,422    8.58       32,847   4.00        41,058     5.00
Tangible capital to tangible assets.....      70,422    8.58       12,318   1.50          n.a.     n.a.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 1998
                                        ---------------------------------------------------------------
                                                                                      MINIMUM TO BE
                                                                                   CATEGORIZED AS WELL
                                                                  REGULATORY        CAPITALIZED UNDER
                                                                   MINIMUM          PROMPT CORRECTIVE
                                              ACTUAL             REQUIREMENT        ACTION PROVISIONS
                                        -------------------   ------------------   --------------------
                                          AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                                        ----------   ------   ----------   -----   -----------   ------
                                                            (DOLLARS IN THOUSANDS)
WMBFA(1)
Total capital to risk-weighted
  assets..............................  $8,771,315    12.11%  $5,793,557   8.00%   $7,241,946    10.00%
Tier 1 capital to risk-weighted
  assets..............................   7,404,210    10.22    2,896,779   4.00     4,345,168     6.00
Tier 1 capital to adjusted total
  assets (leverage)...................   7,404,210     5.76    5,144,260   4.00     6,430,325     5.00
Tangible capital to tangible assets...   7,401,708     5.76    1,929,060   1.50          n.a.     n.a.
WMB
Total capital to risk-weighted
  assets..............................   1,939,187    11.47    1,352,948   8.00     1,691,185    10.00
Tier 1 capital to risk-weighted
  assets..............................   1,790,565    10.59      676,474   4.00     1,014,711     6.00
Tier 1 capital to average assets
  (leverage)..........................   1,790,565     5.90    1,212,989   4.00     1,516,236     5.00
WMBfsb
Total capital to risk-weighted
  assets..............................      87,356    13.35       52,367   8.00        65,459    10.00
Tier 1 capital to risk-weighted
  assets..............................      79,124    12.09       26,183   4.00        39,275     6.00
Tier 1 capital to adjusted total
  assets (leverage)...................      79,124     7.37       42,963   4.00        53,703     5.00
Tangible capital to tangible assets...      79,124     7.37       16,111   1.50          n.a.     n.a.

---------------
(1) On October 3, 1998, Home Savings merged with and into WMBFA. The regulatory capital information for WMBFA reflected this merger.

     Management believes that WMBFA, WMB and WMBfsb individually met all capital adequacy requirements, as of December 31, 1999, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage capital ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well capitalized status of WMBFA, WMB and WMBfsb.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 20: STOCK OPTION PLANS, EMPLOYEE STOCK PURCHASE PLAN, AND RESTRICTED STOCK PLANS

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

     On September 16, 1997, the Company's Board of Directors approved the adoption of a broad-based stock option plan called "WAMU Shares" as part of the Company's effort to build a unified team and to appropriately compensate its employees. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on September 1, 1997. Generally, full-time employees have an option to purchase 150 shares of WMI common stock, while part-time employees have an option to purchase 75 shares. Employees who were designated to receive options under the 1994 Plan were excluded. All grants were made using the fair market value of WMI's common stock on September 1, 1997, and all options vested on September 1, 1999. The WAMU Shares plan provides for the granting of options for a maximum of 3,300,000 common shares.

     On December 15, 1998, the Company's Board of Directors approved the adoption of a broad-based stock option plan ("WAMU Shares II") to provide a performance incentive and encourage stock ownership by employees of the Company. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on January 4, 1999. Full-time employees received an option to purchase 100 shares of WMI common stock, while part-time employees received an option to purchase 50 shares. Employees who were designated to receive options under the 1994 Plan were excluded. These employee stock options were in addition to the Company's previous broad-based stock option plan described above. Options under the WAMU Shares II plan were granted at the fair market value of WMI's common stock on December 14, 1998, and all options vest on January 4, 2001. The WAMU Shares II plan provides for the granting of options up to a maximum of 3,300,000 common shares.

     Stock options under all stock plans were generally exercisable on a phased-in schedule over two to five years, depending upon the terms of the grant, and expire three to ten years from the grant date. Options to purchase 9,128,792 and 7,728,919 shares of common stock were fully exercisable at December 31, 1999 and 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Stock options granted, exercised, or forfeited were as follows:

                                                                                           WEIGHTED
                                                                        WEIGHTED         AVERAGE FAIR
                                                                        AVERAGE         VALUE PER SHARE
                                                     NUMBER OF       EXERCISE PRICE      OF OPTIONS AT
                                                   OPTION SHARES    OF OPTION SHARES     DATE OF GRANT
                                                   -------------    ----------------    ---------------
Balance, December 31, 1996.......................    21,641,809          $14.87
Granted in 1997..................................     6,456,190           37.06             $10.25
Exercised in 1997................................   (14,262,878)          14.89
Forfeited in 1997................................      (343,758)          15.52
                                                    -----------
Balance, December 31, 1997.......................    13,491,363           25.46
Granted in 1998..................................     3,486,639           32.94               7.83
Exercised in 1998................................    (3,359,459)          13.93
Forfeited in 1998................................      (339,316)          34.52
                                                    -----------
Balance, December 31, 1998.......................    13,279,227           30.11
Granted in 1999..................................     6,306,833           28.68               9.51
Exercised in 1999................................    (2,032,693)          14.58
Forfeited in 1999................................    (2,131,452)          37.12
Grants in connection with Long Beach.............     1,592,783           13.42
                                                    -----------
Balance, December 31, 1999.......................    17,014,698           28.94
                                                    ===========

     Financial data pertaining to outstanding stock options were as follows:

                                      DECEMBER 31, 1999
---------------------------------------------------------------------------------------------
                              WEIGHTED        WEIGHTED                       WEIGHTED AVERAGE
                 NUMBER OF     AVERAGE        AVERAGE          NUMBER OF      EXERCISE PRICE
   RANGES OF       OPTION     REMAINING    EXERCISE PRICE     EXERCISABLE     OF EXERCISABLE
EXERCISE PRICES    SHARES       YEARS     OF OPTION SHARES   OPTION SHARES    OPTION SHARES
---------------  ----------   ---------   ----------------   -------------   ----------------
$ 5.02 - $10.97     810,628      3.2           $ 8.76            810,628          $ 8.76
 11.52 -  20.66   2,345,156      5.9            14.98          2,345,156           14.98
 21.00 -  30.49   5,309,251      9.1            25.52          1,649,001           25.46
 31.56 -  35.58   4,911,996      7.1            33.07          1,354,282           33.58
 36.07 -  40.56   1,995,783      4.1            39.26          1,892,373           39.23
 41.13 -  49.69   1,641,884      8.0            45.03          1,077,352           45.01
                 ----------                                    ---------
                 17,014,698                     28.94          9,128,792           27.65
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

     The Company adopted the disclosure requirements of SFAS No. 123, and will continue to measure its employee stock-based compensation arrangements under the provisions of the AICPA Accounting Principles Board Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans and its ESPP. Had compensation cost for the Company's compensation plans been determined consistent with SFAS

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

No. 123, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                               1999               1998              1997
                                          --------------     --------------     ------------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income attributable to common
  stock
Basic:
  As reported........................       $1,817,064         $1,470,990         $830,087
  Pro forma..........................        1,802,981          1,446,139          792,311
Diluted:
  As reported........................        1,817,064          1,480,259          847,306
  Pro forma..........................        1,802,981          1,455,408          809,530
Net income per common share
Basic:
  As reported........................       $     3.17         $     2.61         $   1.56
  Pro forma..........................             3.15               2.56             1.49
Diluted:
  As reported........................             3.16               2.56             1.52
  Pro forma..........................             3.14               2.52             1.45

     The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions: annual dividend yield ranging from 2.24% to 2.45% for 1999, 2.68% for 1998 and 2.67% for 1997; expected volatility ranging from 27.51% to 31.61% for 1999, 27.71% for 1998 and 27.37% for 1997;
risk free interest rate ranging from 4.54% to 6.29% for 1999, 5.44% for 1998 and 6.01% for 1997; and expected life of between four and five years for 1999, and five years for 1998 and 1997.

     The Company maintains a restricted stock plan for the benefit of directors, key officers, loan officers and investment representatives. Under the plan, the Company granted 474,893, 203,904, and 331,936 shares of restricted stock in 1999, 1998, and 1997. Upon grant, shares are issued to a trustee and are released to recipients when the restrictions lapse. The restrictions are based upon either a continuous service or performance requirement. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares as of December 31, 1999 was $20.2 million.

     The total compensation expense recognized for the restricted shares was $8.7 million, $9.4 million, and $3.3 million in 1999, 1998, and 1997. Restricted shares accrue dividends. All canceled or forfeited shares become available for future grants.

NOTE 21: EMPLOYEE BENEFITS PROGRAMS

  Pension Plans

     Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. Prior to their merger with the Company, Ahmanson, Coast and Great Western maintained defined benefit pension plans. The Ahmanson and Coast Plans were merged into the Pension Plan on October 1, 1999 and the Great Western Plan was merged into the Pension Plan on July 1, 1998. The Pension Plan's assets consist primarily of mutual funds and equity securities.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the projected benefit obligation were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of year.......................   $681,266      $559,354
Actuarial (gain) loss.......................................    (61,114)       51,634
Business combinations.......................................         --        47,055
Interest cost...............................................     45,198        42,588
Service cost................................................     30,706        32,654
Benefits paid...............................................    (64,102)      (50,326)
Expenses....................................................         --        (1,693)
Amendments..................................................    (27,630)           --
                                                               --------      --------
Benefit obligation, end of year.............................   $604,324      $681,266
                                                               ========      ========

     Changes in Pension Plans' assets were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Fair value of assets, beginning of year.....................   $756,385      $672,665
Actual return on assets.....................................     80,089        78,429
Business combinations.......................................         --        57,310
Benefits paid...............................................    (64,102)      (50,326)
Expenses....................................................         --        (1,693)
                                                               --------      --------
Fair value of assets, end of year...........................   $772,372      $756,385
                                                               ========      ========

     Reconciliations of funded status were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Funded status...............................................  $168,048     $ 75,119
Unrecognized net loss (gain)................................   (45,129)      60,200
Unamortized prior service cost..............................   (24,375)     (29,189)
Remaining unamortized, unrecognized net asset...............    (1,772)      (2,154)
                                                              --------     --------
Prepaid benefit cost........................................  $ 96,772     $103,976
                                                              ========     ========

     Net periodic expense for the Pension Plans was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Interest cost......................................  $ 45,198    $ 42,588    $ 36,274
Service cost.......................................    30,706      32,654      24,439
Expected return on assets..........................   (61,641)    (62,382)    (52,506)
Amortization of prior service credit...............    (4,820)     (4,776)     (4,203)
Amortization of unrecognized transition asset......      (382)       (382)       (958)
Recognized net actuarial loss......................       714          --          --
Curtailment gain...................................    (2,571)         --          --
                                                     --------    --------    --------
Net periodic expense...............................  $  7,204    $  7,702    $  3,046
                                                     ========    ========    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Weighted average assumptions used in accounting for the Pension Plans were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Assumed discount rate.......................................  7.75%    6.75%    7.25%
Assumed rate of compensation increase.......................  5.15     4.83     4.87
Expected return on assets...................................  8.56     9.00     9.00

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

     Changes in the benefit obligation were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                                    1999                                 1998
                                      ---------------------------------    ---------------------------------
                                       NONQUALIFIED          OTHER          NONQUALIFIED          OTHER
                                      DEFINED BENEFIT    POSTRETIREMENT    DEFINED BENEFIT    POSTRETIREMENT
                                           PLANS            BENEFITS            PLANS            BENEFITS
                                      ---------------    --------------    ---------------    --------------
                                                              (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of
  year..............................     $103,795           $38,639           $ 94,766           $47,975
Special termination benefits........           --                --             10,386                --
Interest cost.......................        7,053             2,107              7,022             2,447
Actuarial (gain) loss...............       (2,100)           (8,377)             6,697              (250)
Business combinations...............           --                --              6,495                --
Service cost........................           --               584                692               546
Settlements.........................           --                --             (7,713)               --
Benefits paid.......................       (9,679)           (2,000)            (9,520)           (2,779)
Curtailment gain....................           --            (1,333)            (5,032)               --
Amendments..........................           --               480                 --            (9,300)
                                         --------           -------           --------           -------
Benefit obligation, end of year.....     $ 99,069           $30,100           $103,793           $38,639
                                         ========           =======           ========           =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the fair value of plan assets were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                                    1999                                 1998
                                      ---------------------------------    ---------------------------------
                                       NONQUALIFIED          OTHER          NONQUALIFIED          OTHER
                                      DEFINED BENEFIT    POSTRETIREMENT    DEFINED BENEFIT    POSTRETIREMENT
                                           PLANS            BENEFITS            PLANS            BENEFITS
                                      ---------------    --------------    ---------------    --------------
                                                              (DOLLARS IN THOUSANDS)
Fair value of plan assets, beginning
  of year...........................      $    --           $    --            $    --           $    --
Employer contributions..............        9,679             2,000             17,234             2,779
Benefits paid.......................       (9,679)           (2,000)            (9,520)           (2,779)
Settlements.........................           --                --             (7,714)               --
                                          -------           -------            -------           -------
Fair value of plan assets, end of
  year..............................      $    --           $    --            $    --           $    --
                                          =======           =======            =======           =======

     Reconciliations of funded status were as follows:

                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1999                               1998
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Funded status.............................     $(99,069)         $(30,100)        $(103,793)        $(38,639)
Unrecognized net loss (gain)..............        3,647           (10,537)           10,161           (2,507)
Unamortized prior service cost (credit)...          406            (7,526)              477           (8,636)
Remaining unamortized, unrecognized net
  obligation..............................           --             8,879                --           10,253
                                               --------          --------         ---------         --------
Net amount recognized.....................     $(95,016)         $(39,284)        $ (93,155)        $(39,529)
                                               ========          ========         =========         ========

     Amounts recognized in the Consolidated Statements of Financial Condition were as follows:

                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                          1999                               1998
                                            --------------------------------   --------------------------------
                                             NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                                                 PLANS           BENEFITS           PLANS           BENEFITS
                                            ---------------   --------------   ---------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Accumulated other comprehensive income....     $  5,214          $     --         $ 10,271          $     --
Intangible asset..........................         (676)               --              477                --
Accrued benefit liability.................       (4,538)               --          (10,748)               --
Accrued benefit cost......................      (95,016)          (39,284)         (93,155)          (39,529)
                                               --------          --------         --------          --------
Net amount recognized.....................     $(95,016)         $(39,284)        $(93,155)         $(39,529)
                                               ========          ========         ========          ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Net periodic expense for the benefit plans was as follows:

                                                              YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                     1999                               1998                               1997
                       --------------------------------   --------------------------------   --------------------------------
                        NONQUALIFIED         OTHER         NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                       DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                            PLANS           BENEFITS           PLANS           BENEFITS           PLANS           BENEFITS
                       ---------------   --------------   ---------------   --------------   ---------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Special termination
  benefits...........      $    --           $   --           $10,386           $   --           $    --           $   --
Curtailment loss
  (gain).............           --             (600)            9,829               --                --               --
Interest cost........        7,053            2,107             7,022            2,447             6,302            4,427
Service cost.........           --              584               692              546               925            1,533
Amortization of prior
  service cost
  (credit)...........           71             (630)              410             (664)              992               --
Recognized net
  actuarial loss
  (gain).............        4,415             (347)              366             (279)            2,356             (220)
Settlement loss......           --               --               333               --                --               --
Amortization of
  unrecognized
  transition
  obligation.........           --              641               222              693               608              693
                           -------           ------           -------           ------           -------           ------
Net periodic
  expense............      $11,539           $1,755           $29,260           $2,743           $11,183           $6,433
                           =======           ======           =======           ======           =======           ======

     Weighted average assumptions used in accounting for the benefit plans were as follows:

                                                              YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                     1999                               1998                               1997
                       --------------------------------   --------------------------------   --------------------------------
                        NONQUALIFIED         OTHER         NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                       DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT   DEFINED BENEFIT   POSTRETIREMENT
                            PLANS           BENEFITS           PLANS           BENEFITS           PLANS           BENEFITS
                       ---------------   --------------   ---------------   --------------   ---------------   --------------
Assumed discount
  rate...............       7.75%             7.75%            6.75%             6.75%            7.29%             7.14%
Assumed rate of
  compensation
  increase...........       5.00                --             5.00                --             5.18                --

     The assumed rate of compensation increase is not applicable to all nonqualified defined benefit plans.

     For measurement of the net periodic cost of other postretirement benefit plans, a 6.75% annual increase in the medical care trend rate was assumed for 1999, thereafter decreasing to 5.75%.

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

     The Company, as successor to Ahmanson and Coast, maintains a savings plan for employees formerly of Ahmanson and Coast, which allows participants to make contributions equal to 15% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employees vest immediately in their own contributions and they vest in the Company's contributions based on years of service. The Coast savings plan was merged into the Ahmanson savings plan at the close of business on June 30, 1998. Contributions to the Ahmanson 401(k) plan were frozen at June 30, 1999 and all participants became eligible to participate in the RSIP. The Ahmanson plan was merged into the RSIP on October 1, 1999.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Company contributions to savings plans were $39.3 million, $35.6 million and $27.4 million in 1999, 1998 and 1997.

     Other Account Balance Plans. The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

     The Company provides an optional deferred compensation plan for certain employees and directors. Eligible participants can defer a portion of their compensation, and the Company agrees to pay interest on the balance of funds deferred. The Company also maintains similar optional deferred compensation plans for directors and certain employees formerly with Ahmanson, Coast, Great Western and ASB. No additional compensation may be deferred under the Coast, Great Western and ASB plans. Compensation may be deferred for another one year under the Ahmanson Plan. Expense related to deferred compensation plans was $8.2 million, $8.1 million and $8.5 million in 1999, 1998 and 1997.

     The Company has purchased life insurance, primarily with two carriers, on the lives of the participants in certain nonqualified defined benefit plans and the deferred compensation plans (described above). The net cash surrender value of this life insurance, included in other assets, was $405.2 million at December 31, 1999 and $401.0 million at December 31, 1998 and net premium income related to insurance purchased was $15.0 million in 1999, $7.5 million in 1998 and $13.7 million in 1997.

NOTE 22: INTEREST RATE RISK MANAGEMENT

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

     The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to fixed-rate loans and loan commitments which the Company intends to sell in the secondary market. Forward sales contracts are used to sell fixed-rate loans at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of mortgage banking income. As of December 31, 1999 and 1998, the Company had $635.0 million and $2.50 billion in forward sales contracts to hedge loan commitments, which were expected to close, and SFR loans, which were held for sale.

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

     The Company's use of derivative instruments reduces the effect that changing interest rates may have on net interest income. The Company uses such instruments to reduce the volatility of net interest income over an interest rate cycle. The Company does not invest in leveraged derivative instruments. During 1999 and 1998, the Company did not terminate any interest rate exchange agreements or interest rate cap agreements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Scheduled maturities of interest rate exchange agreements were as follows:

                                                                DECEMBER 31, 1999
                                        -----------------------------------------------------------------
                                         NOTIONAL       SHORT-TERM       LONG-TERM     CARRYING    FAIR
                                          AMOUNT      RECEIPT RATE(1)   PAYMENT RATE    VALUE      VALUE
                                        -----------   ---------------   ------------   --------   -------
                                                             (DOLLARS IN THOUSANDS)
Designated against deposits and
  borrowings:
  Due within one year.................  $ 5,376,000        6.15%            5.40%         $--     $32,786
  After one but within two years......    2,755,600        6.01             5.37          --       31,518
  After two but within three years....      769,500        6.11             6.21          --        8,863
  After three years...................    1,501,700        6.59             6.17          --        5,099
                                        -----------                                       --      -------
                                        $10,402,800        6.17             5.56          $--     $78,266
                                        ===========                                       ==      =======

                                                                DECEMBER 31, 1998
                                        -----------------------------------------------------------------
                                         NOTIONAL      SHORT-TERM       LONG-TERM     CARRYING     FAIR
                                          AMOUNT     RECEIPT RATE(1)   PAYMENT RATE    VALUE      VALUE
                                        ----------   ---------------   ------------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Designated against AFS securities:
  Due within one year.................  $  500,000        5.45%            5.96%      $(2,812)   $ (2,812)
Designated against deposits and
  borrowings:
  Due within one year.................     777,600        5.26             6.54            --      (5,936)
  After one but within two years......   2,209,000        5.43             5.68            --     (15,131)
  After two but within three years....     234,600        4.76             5.48            --      (6,786)
  After three years...................       9,200        4.76             5.58            --        (516)
                                        ----------                                    -------    --------
                                        $3,730,400        5.35             5.89       $(2,812)   $(31,181)
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

     Scheduled maturities of interest rate cap agreements were as follows:

                                                                  DECEMBER 31, 1999
                                                ------------------------------------------------------
                                                                       SHORT-TERM
                                                 NOTIONAL     STRIKE    RECEIPT     CARRYING    FAIR
                                                  AMOUNT       RATE     RATE(1)      VALUE      VALUE
                                                -----------   ------   ----------   --------   -------
                                                                (DOLLARS IN THOUSANDS)
Designated against deposits and borrowings:
  Due within one year(2)......................  $ 2,640,000    5.88%      6.08%     $ 1,107    $ 5,806
  After one but within two years(3)...........    7,704,000    6.01       6.14       32,470     47,477
  After two but within three years(4).........      380,000    7.47       5.81        2,442      2,346
  After three years(5)........................      404,750    7.99       5.13        3,701      1,531
                                                -----------                         -------    -------
                                                $11,128,750    6.10       6.08      $39,720    $57,160
                                                ===========                         =======    =======

---------------
(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.

(2) Included collars of $1.88 billion notional amount with a weighted average floor of 5.01% and corridors of $612.0 million notional amount with a weighted average ceiling of 6.52%.

(3) Included corridors of $348.5 million notional amount with a weighted average ceiling of 6.88%.

(4) Included corridors of $80.0 million notional amount with a weighted average ceiling of 9.50%.

(5) Included corridors of $281.3 million notional amount with a weighted average ceiling of 9.49%.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                    DECEMBER 31, 1998
                                                  -----------------------------------------------------
                                                                        SHORT-TERM
                                                   NOTIONAL    STRIKE    RECEIPT     CARRYING    FAIR
                                                    AMOUNT      RATE     RATE(1)      VALUE      VALUE
                                                  ----------   ------   ----------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Designated against deposits and borrowings:
  Due within one year(2)........................  $1,005,750    6.98%      5.03%      $1,341    $  (314)
  After one but within two years(3).............   2,140,000    6.00       5.30        2,716     (5,273)
  After two but within three years(4)...........     154,000    7.60       5.05        1,403        167
  After three years(5)..........................     384,750    8.32       4.81        3,321        269
                                                  ----------                          ------    -------
                                                  $3,684,500    6.57       5.17       $8,781    $(5,151)
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


     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Weighted average net effective (benefit) cost, end of
  year................................................        (0.61)%        0.54%         0.45%
Weighted average net effective cost during the year...         0.15          0.37          0.67
Monthly average notional amount of interest rate
  exchange agreements.................................  $ 7,801,092    $3,042,438    $2,322,355
Maximum notional amount of interest rate exchange
  agreements at any month end.........................   10,402,800     3,824,400     2,926,833
Net cost included in interest income on AFS
  securities..........................................        1,964         1,894         2,637
Net cost included in interest income on loans.........           --            --         2,835
Net cost included in interest expense on deposits.....        3,775         2,575         3,951
Net cost included in interest expense on borrowings...        5,665         6,210         5,958

     Financial data pertaining to interest rate cap agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Monthly average notional amount of interest rate cap
  agreements..........................................  $ 7,656,615    $3,260,115    $3,897,769
Maximum notional amount of interest rate cap
  agreements at any month end.........................   11,411,250     3,874,500     3,965,000
Net cost included in interest income on AFS
  securities..........................................           --         1,033         3,612
Net cost included in interest expense on deposits.....        3,169         4,593         5,773
Net cost included in interest expense on borrowings...       13,840           945            --

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in interest rate exchange agreements and interest rate cap agreements were as follows:

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                ------------------------------
                                                                INTEREST RATE    INTEREST RATE
                                                                  EXCHANGE            CAP
                                                                 AGREEMENTS       AGREEMENTS
                                                                -------------    -------------
                                                                    (DOLLARS IN THOUSANDS)
Notional balance, beginning of year.........................     $ 3,730,400      $ 3,684,500
Additions...................................................       7,950,000        8,450,000
Maturities..................................................      (1,277,600)      (1,005,750)
                                                                 -----------      -----------
Notional balance, end of year...............................     $10,402,800      $11,128,750
                                                                 ===========      ===========

NOTE 23: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include premises and equipment, net tax assets, REI, foreclosed assets and intangible assets. In addition, the value of the servicing rights for loans sold in which the mortgage servicing rights has not been capitalized was excluded from the valuation. Finally, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 1999 and 1998:

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

     Loans -- Loans were priced using an option adjusted cash flow valuation methodology. Fair values were derived from quoted market prices, internal estimates and the pricing of similar instruments.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Investment in FHLBs -- The carrying amount represented fair value. FHLB stock does not have a readily determinable fair value and is required to be sold back only at its par value.

     Mortgage servicing rights -- The fair value of mortgage servicing rights was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. The value estimates exclude the value of the servicing rights for loans sold in which the mortgage servicing rights has not been capitalized.

     Deposits -- The fair value of checking accounts, savings accounts and MMDAs was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles were not included in the valuation.

     Federal funds purchased and commercial paper -- The value was determined using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

     Reverse repurchase agreements -- These were valued using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

     Advances from FHLBs -- These were valued using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

     Trust preferred securities -- Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities.

     Other borrowings -- These were valued using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

     Derivative financial instruments -- The fair value for interest rate exchange agreements and interest rate cap agreements was determined using dealer quotations, when available. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments. The market prices for similar instruments were used to value interest rate cap agreements.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The estimated fair value of the Company's financial instruments was as follows:

                                                             DECEMBER 31,
                                       ---------------------------------------------------------
                                                  1999                          1998
                                       ---------------------------   ---------------------------
                                         CARRYING         FAIR         CARRYING         FAIR
                                          AMOUNT         VALUE          AMOUNT         VALUE
                                       ------------   ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents..........  $  3,040,167   $  3,040,167   $  2,756,974   $  2,756,974
  Trading securities.................        34,660         34,660         39,068         39,068
  AFS securities.....................    41,384,318     41,384,318     32,919,865     32,919,865
  HTM securities.....................    19,401,465     19,037,436     14,129,482     14,112,620
  Loans..............................   113,497,225    112,887,690    108,370,906    109,876,632
  Investment in FHLBs................     2,916,749      2,916,749      2,030,027      2,030,027
  Mortgage servicing rights..........       643,185        825,254        461,295        481,608
Financial liabilities:
  Deposits...........................    81,129,768     80,935,978     85,492,141     85,561,818
  Federal funds purchased and
     commercial paper................       866,543        866,415      2,482,830      2,482,742
  Reverse repurchase agreements......    30,162,823     30,157,452     18,339,538     18,364,164
  Advances from FHLBs................    57,094,053     57,065,418     39,748,613     39,808,157
  Trust preferred securities.........       940,547        897,542        938,406      1,039,885
  Other borrowings...................     5,262,650      5,243,964      3,691,102      3,781,180
Derivative financial instruments(1):
  Interest rate exchange agreements:
     Designated against AFS
       securities....................            --             --         (2,812)        (2,812)
     Designated against deposits and
       borrowings....................            --         78,266             --        (28,369)
  Interest rate cap agreements:
     Designated against deposits and
       borrowings....................        39,720         57,160          8,781         (5,151)
Other off-balance sheet instruments:
  Forward sales contracts designated
     against loans...................            --          7,790             --          3,186
  Off-balance sheet loan
     commitments.....................            --         (2,505)            --         14,032

---------------
(1) See Note 22: Interest Rate Risk Management.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 24: FINANCIAL INFORMATION -- WMI

     The following WMI (parent company only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

                              STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         ----------    ----------    ---------
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME
Loans..................................................  $   13,060    $      223    $   3,895
Notes receivable from subsidiaries.....................      12,393        36,091       39,032
AFS securities.........................................         283           304        1,769
Trading securities.....................................         240            --           --
Cash equivalents.......................................          --         1,831        4,439
                                                         ----------    ----------    ---------
  Total interest income................................      25,976        38,449       49,135
INTEREST EXPENSE
Borrowings from subsidiaries...........................      49,011        55,352       44,336
Other borrowings.......................................     105,855        85,056       90,271
                                                         ----------    ----------    ---------
  Total interest expense...............................     154,866       140,408      134,607
                                                         ----------    ----------    ---------
  Net interest expense.................................    (128,890)     (101,959)     (85,472)
NONINTEREST INCOME
Gain (loss) on sale of other assets....................        (323)       (1,009)      20,845
Other operating income.................................      10,170         1,680          388
                                                         ----------    ----------    ---------
  Total noninterest income.............................       9,847           671       21,233
NONINTEREST EXPENSE
Compensation and benefits..............................      15,987        26,593       10,938
Transaction-related expense............................      12,405        57,550       32,308
Other operating expense................................      18,868        12,443       30,267
                                                         ----------    ----------    ---------
  Total noninterest expense............................      47,260        96,586       73,513
                                                         ----------    ----------    ---------
  Net loss before income tax benefit and equity in net
     income of subsidiaries............................    (166,303)     (197,874)    (137,752)
Income tax benefit.....................................      65,541        85,571       73,357
Equity in net income of subsidiaries...................   1,917,826     1,599,235      949,513
                                                         ----------    ----------    ---------
Net income.............................................  $1,817,064    $1,486,932    $ 885,118
                                                         ==========    ==========    =========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       STATEMENTS OF FINANCIAL CONDITION

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $   283,582    $   317,730
Trading securities..........................................           --          9,669
AFS securities..............................................        5,344          9,263
Loans.......................................................      333,171         45,597
Accounts and notes receivable from subsidiaries.............      131,542        213,792
Investment in subsidiaries..................................   10,613,999     10,172,632
Other assets................................................      198,504        385,951
                                                              -----------    -----------
  Total assets..............................................  $11,566,142    $11,154,634
                                                              ===========    ===========

LIABILITIES
Notes payable to subsidiaries...............................  $   566,461    $   669,982
Other borrowings............................................    1,804,423        963,415
Other liabilities...........................................      142,579        176,837
                                                              -----------    -----------
  Total liabilities.........................................    2,513,463      1,810,234

STOCKHOLDERS' EQUITY........................................    9,052,679      9,344,400
                                                              -----------    -----------
  Total liabilities and stockholders' equity................  $11,566,142    $11,154,634
                                                              ===========    ===========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................  $1,817,064    $1,486,932    $  885,118
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     (Gain) loss on sale of assets.....................         323         1,009       (20,845)
     Decrease (increase) in trading securities.........       9,346       (10,678)           --
     Increase (decrease) in interest payable...........       5,864          (204)        2,624
     Increase (decrease) in income taxes payable.......      79,802        14,706       (88,809)
     Equity in undistributed earnings of
       subsidiaries....................................  (1,917,826)   (1,591,298)     (949,513)
     (Increase) decrease in other assets...............     107,645       (74,662)        6,373
     Increase in other liabilities.....................     459,531        30,900         8,377
                                                         ----------    ----------    ----------
       Net cash provided (used) by operating
          activities...................................     561,749      (143,295)     (156,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS securities............................          --            --        (1,000)
Sales of AFS securities................................          --            --        75,866
Principal payments of AFS securities...................       3,919           654         4,191
Origination of loans, net of principal payments........    (287,574)      (32,341)       80,528
Decrease (increase) in notes receivable from
  subsidiaries.........................................      82,250       (44,605)      111,034
Investment in subsidiary...............................    (911,919)      (42,529)     (572,412)
Dividends received from subsidiaries...................   1,140,000       848,594     1,002,736
Proceeds from sale of subsidiary.......................          --            --       102,775
Other, net.............................................          --            --           882
                                                         ----------    ----------    ----------
       Net cash provided by investing activities.......      26,676       729,773       804,600
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in reverse repurchase agreements............          --            --       (68,326)
Repayments of notes payable to subsidiaries............    (108,298)       (3,425)           --
Proceeds from (repayments of) other borrowings.........     845,785      (189,020)      538,514
Issuance of common stock through employee stock
  plans................................................      82,794        80,562       146,266
Issuance of common stock to acquire Long Beach.........     207,191            --            --
Redemption of preferred stock..........................          --      (313,063)     (165,000)
Repurchase of common stock, net........................  (1,079,437)      (24,082)     (481,379)
Cash dividends paid....................................    (570,608)     (455,975)     (338,780)
Other, net.............................................          --            --        28,343
                                                         ----------    ----------    ----------
       Net cash (used) by financing activities.........    (622,573)     (905,003)     (340,362)
                                                         ----------    ----------    ----------
       (Decrease) increase in cash and cash
          equivalents..................................     (34,148)     (318,525)      307,563
       Cash and cash equivalents, beginning of year....     317,730       636,255       328,692
                                                         ----------    ----------    ----------
       Cash and cash equivalents, end of year..........  $  283,582    $  317,730    $  636,255
                                                         ==========    ==========    ==========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 25: LINES OF BUSINESS

     Washington Mutual is managed along five major lines of business: consumer banking, mortgage banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk.

     Each line of business is managed by a member of the Executive Committee under the direction of the Chief Executive Officer. The Executive Committee, which is the senior decision making group of the Company, is comprised of nine members including the Chairman, President and Chief Executive Officer. Other Executive Committee members are responsible for managing the centralized support functions.

     The financial performance of the business lines is measured by the Company's profitability reporting process, which utilizes various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business. To better assess the profitability of its business lines, the Company generates segment results that include balances directly attributable to business line activities as well as balances that are allocated from traditionally undistributed units. In this way, management can better assess the fully burdened performance of a particular business line. Washington Mutual is constantly analyzing its line of business performance and developing better ways to measure profitability.

     Prior to the Ahmanson Merger and during the fourth quarter of 1998, Ahmanson was managed as a distinct business segment of Washington Mutual. In the first quarter of 1999 we incorporated Ahmanson into our existing business lines. We have restated 1998 information to reflect this new basis of performance measurement and the incorporation of Ahmanson.

     The principal activities conducted by mortgage banking are the origination of SFR and residential construction loans, and the associated loan servicing activities. Consumer banking includes deposit products (with their related fee income) and all consumer loan products originated through our financial centers. These consumer loan products include second equity mortgage loans, lines of credit, manufactured housing loans, automobile, boat and recreational vehicle loans, and education loans. Commercial banking offers a full range of commercial banking products and services, including commercial business loans, multi-family residential loans and loans secured by nonresidential real estate. Financial Services offers a wide range of investment products to the Company's customers, including mutual funds, variable and fixed annuities and general securities. Consumer Finance offers direct consumer installment loans and retail sales financing, and manages the Company's portfolio of purchased specialty mortgage finance loans.

     The accounting policies of the segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." Whenever feasible, revenues and expenses are directly assigned to business lines in evaluating their performance. Some of the loans originated by the Company's mortgage banking line of business are transferred to the consumer banking line of business at a transfer price that reflects the risk-adjusted value of such loans. Additionally, corporate overhead, centralized support costs, and other costs are allocated to each business line based on appropriate allocation methodologies.

     The organizational structure of the Company and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, Washington Mutual's business line performance may not be directly comparable with similar information from other financial institutions.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial highlights by line of business were as follows:

                                                                   YEAR ENDED DECEMBER 31, 1999
                                   ---------------------------------------------------------------------------------------------
                                    CONSUMER      MORTGAGE     COMMERCIAL    FINANCIAL    CONSUMER     TREASURY/
                                     BANKING       BANKING       BANKING     SERVICES     FINANCE        OTHER         TOTAL
                                   -----------   -----------   -----------   ---------   ----------   -----------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Condensed income statement
Net interest income after
  provision for loan losses......  $ 2,494,883   $   796,196   $   376,253   $  1,210    $  254,473   $   361,699   $  4,284,714
Other income.....................      817,333       259,334        29,611    316,941        56,072        29,706      1,508,997
Transaction-related expense......       69,422        18,991           803      3,109            --         3,397         95,722
Direct expense...................      994,959       247,325        83,838    199,266       161,571         4,019      1,690,978
                                   -----------   -----------   -----------   --------    ----------   -----------   ------------
Income before corporate support
  expense and income taxes.......    2,247,835       789,214       321,223    115,776       148,974       383,989      4,007,011
Corporate support expense........      792,964       285,166        20,498        238         2,659        21,326      1,122,851
Income taxes.....................      534,493       185,178       111,067     45,309        57,813       133,236      1,067,096
                                   -----------   -----------   -----------   --------    ----------   -----------   ------------
Net income.......................  $   920,378   $   318,870   $   189,658   $ 70,229    $   88,502   $   229,427   $  1,817,064
                                   ===========   ===========   ===========   ========    ==========   ===========   ============

                                                                         DECEMBER 31, 1999
                                   ---------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Total assets.....................  $83,713,164   $46,373,128   $20,179,900   $123,525    $7,370,753   $28,753,160   $186,513,630
                                   ===========   ===========   ===========   ========    ==========   ===========   ============

                                                                   YEAR ENDED DECEMBER 31, 1998
                                   ---------------------------------------------------------------------------------------------
                                    CONSUMER      MORTGAGE     COMMERCIAL    FINANCIAL    CONSUMER     TREASURY/
                                     BANKING       BANKING       BANKING     SERVICES     FINANCE        OTHER         TOTAL
                                   -----------   -----------   -----------   ---------   ----------   -----------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Condensed income statement
Net interest income after
  provision for loan losses......  $ 2,556,637   $   832,655   $   368,329   $  2,252    $  203,431   $   166,453   $  4,129,757
Other income.....................      625,665       326,614        23,859    229,610        10,199       291,253      1,507,200
Transaction-related expense......      365,590       121,872         6,300      6,880            --         7,644        508,286
Direct expense...................      952,532       248,820        81,214    162,722       125,690        62,917      1,633,895
                                   -----------   -----------   -----------   --------    ----------   -----------   ------------
Income before corporate support
  expense and income taxes.......    1,864,180       788,577       304,674     62,260        87,940       387,145      3,494,776
Corporate support expense........      781,085       286,004        19,621      2,510         1,133        34,966      1,125,319
Income taxes.....................      400,966       186,055       105,930     24,496        34,700       130,378        882,525
                                   -----------   -----------   -----------   --------    ----------   -----------   ------------
Net income.......................  $   682,129   $   316,518   $   179,123   $ 35,254    $   52,107   $   221,801   $  1,486,932
                                   ===========   ===========   ===========   ========    ==========   ===========   ============

                                                                         DECEMBER 31, 1998
                                   ---------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Total assets.....................  $88,368,887   $36,105,220   $19,540,284   $114,374    $2,764,273   $18,600,243   $165,493,281
                                   ===========   ===========   ===========   ========    ==========   ===========   ============

     Prior to 1998, the Company was managed by legal entity, not along our five major lines of business. We are unable to restate financial information for 1997 to reflect our current basis of segmentation. In the statements below, we present legal entity information for the current and prior periods reflecting our old basis of segmentation. During 1999 the operations of Ahmanson were merged with those of the Company and Ahmanson no longer exists as a separate legal entity. In 1999 a majority of Ahmanson's financial results of operations and assets are reflected in WMBFA.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial highlights by legal entity were as follows:

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------------------------------
                                                                                        WASHINGTON
                                                                                          MUTUAL
                                                   WMBFA           WMB        WMBFSB     FINANCE       OTHER         TOTAL
                                                ------------   -----------   --------   ----------   ----------   ------------
                                                                            (DOLLARS IN THOUSANDS)
Condensed income statement
Net interest income (expense) after provision
  for loan losses.............................  $  3,306,716   $   916,995   $ 23,806   $ 224,805    $ (187,608)  $  4,284,714
Other income..................................     1,082,686       267,454     28,302      29,501       101,054      1,508,997
Transaction-related expense...................        80,854            14         --          --        14,854         95,722
Other expense.................................     1,901,043       631,517     33,840     135,594       111,835      2,813,829
                                                ------------   -----------   --------   ----------   ----------   ------------
Income (loss) before income taxes.............     2,407,505       552,918     18,268     118,712      (213,243)     2,884,160
Income taxes (benefit)........................       908,270       195,541      7,098      45,720       (89,533)     1,067,096
Minority interest.............................         2,265            --         --          --        (2,265)            --
                                                ------------   -----------   --------   ----------   ----------   ------------
Net income (loss).............................  $  1,496,970   $   357,377   $ 11,170   $  72,992    $ (121,445)  $  1,817,064
                                                ============   ===========   ========   ==========   ==========   ============

                                                                              DECEMBER 31, 1999
                                                ------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Total assets..................................  $146,254,487   $34,864,671   $829,322   $3,257,222   $1,307,928   $186,513,630
                                                ============   ===========   ========   ==========   ==========   ============

                                                                   YEAR ENDED DECEMBER 31, 1998
                                   --------------------------------------------------------------------------------------------
                                                                            WASHINGTON
                                                                              MUTUAL
                                      WMBFA          WMB         WMBFSB      FINANCE      AHMANSON       OTHER        TOTAL
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Condensed income statement
Net interest income (expense)
  after provision for loan
  losses.........................  $ 1,770,456   $   833,216   $   25,142   $ 203,432    $ 1,400,340   $(102,829)  $  4,129,757
Other income.....................      535,207       256,587       27,585      10,199        586,448      91,174      1,507,200
Transaction-related expense......       70,216         2,486           --          --        411,041      24,543        508,286
Other expense....................    1,042,973       547,581       28,614     126,044        916,161      97,841      2,759,214
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
Income (loss) before income
  taxes..........................    1,192,474       539,736       24,113      87,587        659,586    (134,039)     2,369,457
Income taxes (benefit)...........      407,030       196,649        9,115      34,700        258,997     (23,966)       882,525
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
Net income (loss)................  $   785,444   $   343,087   $   14,998   $  52,887    $   400,589   $(110,073)  $  1,486,932
                                   ===========   ===========   ==========   ==========   ===========   =========   ============

                                                                        DECEMBER 31, 1998
                                   --------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Total assets.....................  $80,979,357   $32,445,591   $1,070,478   $2,768,725   $48,330,419   $(101,289)  $165,493,281
                                   ===========   ===========   ==========   ==========   ===========   =========   ============

                                                                   YEAR ENDED DECEMBER 31, 1997
                                   --------------------------------------------------------------------------------------------
                                                                            WASHINGTON
                                                                              MUTUAL
                                      WMBFA          WMB         WMBFSB      FINANCE      AHMANSON       OTHER        TOTAL
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Condensed income statement
Net interest income (expense)
  after provision for loan
  losses.........................  $ 1,570,468   $   738,741   $   29,125   $ 180,605    $ 1,219,517   $ (69,605)  $  3,668,851
Other income.....................      325,429       199,121       14,666      10,928        282,762     147,629        980,535
Transaction-related expense......      262,456           233           --          --             --     168,436        431,125
Other expense....................    1,044,458       465,260       24,946     115,502        865,136     164,690      2,679,992
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
Income (loss) before income
  taxes..........................      588,983       472,369       18,845      76,031        637,143    (255,102)     1,538,269
Income taxes (benefit)...........      274,189       183,473        7,275      29,744        233,803     (75,333)       653,151
                                   -----------   -----------   ----------   ----------   -----------   ---------   ------------
Net income (loss)................  $   314,794   $   288,896   $   11,570   $  46,287    $   403,340   $(179,769)  $    885,118
                                   ===========   ===========   ==========   ==========   ===========   =========   ============

                                                                        DECEMBER 31, 1997
                                   --------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Total assets.....................  $67,185,330   $26,017,981   $1,056,795   $2,542,444   $46,503,624   $ 216,224   $143,522,398
                                   ===========   ===========   ==========   ==========   ===========   =========   ============

                            WASHINGTON MUTUAL, INC.

                               INDEX OF EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1       Restated Articles of Incorporation of the Company, as
           amended (the "Articles") (filed as an exhibit to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999. File No. 0-25188).
 3.2       Bylaws of the Company, as amended (filed as an exhibit to
           the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).
 4.1*      Rights Agreement, dated October 16, 1990.
 4.2*      Amendment No. 1 to Rights Agreement, dated October 31, 1994.
 4.3*      Supplement to Rights Agreement, dated November 29, 1994.
 4.4       The Company agrees to furnish the Securities and Exchange
           Commission, upon request, with copies of all instruments
           defining rights of holders of long-term debt of Washington
           Mutual and its consolidated subsidiaries.
10.1       Tax Sharing Agreement between Washington Mutual, Inc.,
           Washington Mutual Bank, FA, Washington Mutual Bank fsb and
           Washington Mutual Bank, dated March 30, 1998, as amended
           August 31, 1999 (filed herewith).
10.2*      Lease Agreement between Third and University Limited
           Partnership and Washington Mutual Savings Bank, dated
           September 1, 1988.
10.3       Escrow Agreement, dated December 20, 1996, by and among
           Washington Mutual, Inc., Keystone Holdings Partners, L.P.,
           the Federal Deposit Insurance Corporation as manager of the
           FSLIC Resolution Fund, and The Bank of New York (filed as an exhibit to the Company's Current Report on Form 8-K dated
           January 3, 1997. File No. 0-25188).
10.4       Registration Rights Agreement, dated July 21, 1996, by and among Washington Mutual, Inc., Keystone Holdings Partners,
           L.P., and the Federal Deposit Insurance Corporation as
           manager of the FSLIC Resolution Fund (filed as an exhibit to the Company's Current Report on Form 8-K dated January 3,
           1997. File No. 0-25188).
10.5       Agreement and Plan of Merger between Washington Mutual, Inc.
           and H.F. Ahmanson & Company ("Ahmanson") dated as of March
           16, 1998 (filed as an appendix to the Company's Registration
           Statement on Form S-4, dated July 27, 1998. Registration No.
           333-52785).
10.6       Agreement and Plan of Merger between Washington Mutual, Inc.
           and Long Beach Financial Corporation, dated March 18, 1999
           (filed as an appendix to the Company's Registration
           Statement on Form S-4 dated June 21, 1999).
10.7       364-Day Credit Agreement by and among the Company,
           Washington Mutual Finance Corporation (formerly known as
           Aristar, Inc.), The Chase Manhattan Bank as Administrative
           Agent and certain lenders (filed as an exhibit to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999. File No. 0-25188).
10.8       Four-Year Credit Agreement by and among the Company,
           Washington Mutual Finance Corporation (formerly known as
           Aristar, Inc.), The Chase Manhattan Bank as Administrative
           Agent and certain lenders (filed as an exhibit to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999. File No. 0-25188).

Management Contracts and Compensatory Plans and Arrangements (Exhibits
  10.9-10.73)

10.9       Amended and Restated Washington Mutual 1994 Stock Option
           Plan (filed as an appendix to the Company's Definitive Proxy
           Statement on Schedule 14A filed on March 18, 1998. File No.
           0-25188).
10.10*     Amended and Restated Incentive Stock Option Plan.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.11      Washington Mutual Restricted Stock Plan (as amended and
           restated as of February 18, 1997) (filed as an appendix to the Company's Definitive Proxy Statement on Schedule 14A
           filed on March 12, 1997. File No. 0-25188).
10.12*     Washington Mutual Employees' Stock Purchase Program.
10.13      Fourth Amendment to the Washington Mutual Employees' Stock
           Purchase Program (filed as an exhibit to the Company's
           Current Report on Form 8-K dated December 22, 1998. File No.
           0-25188).
10.14      Washington Mutual Retirement Savings and Investment Plan (as
           amended and restated) (filed as an exhibit to the Company's
           Current Report on Form 8-K dated December 22, 1998. File No.
           0-25188).
10.15*     Washington Mutual Employee Service Award Plan.
10.16***   Supplemental Employee's Retirement Plan for Salaried
           Employees of Washington Mutual.
10.17***   Washington Mutual Supplemental Executive Retirement
           Accumulation Plan.
10.18***   Deferred Compensation Plan for Directors and Certain Highly
           Compensated Employees.
10.19***   Deferred Compensation Plan for Certain Highly Compensated
           Employees.
10.20**    Employment Contract of Kerry K. Killinger.
10.21**    Employment Contract for Executive Officers.
10.22      Form of Employment Contract for Senior Vice Presidents
           (filed as an exhibit to the Washington Mutual, Inc. Annual
           Report on Form 10-K for the year ended December 31, 1998.
           File No. 0-25188).
10.23      The 1988 Stock Option and Incentive Plan (as amended
           effective July 26, 1994) (filed as an exhibit to the
           Quarterly Report of Great Western Financial Corporation
           ("Great Western"), on Form 10-Q for the quarter ended
           September 30, 1994. File No. 001-04075).
10.24      Amendment No. 1996-1 to the Great Western Financial
           Corporation 1988 Stock Option and Incentive Plan, effective
           December 10, 1996 (filed as an exhibit to Great Western's
           Annual Report on Form 10-K for the year ended December 31,
           1996. File No. 001-04075).
10.25      Form of Director Stock Option Agreement (filed as an exhibit to Great Western's Registration Statement on Form S-8
           Registration No. 33-21469 pertaining to Great Western's 1988
           Stock Option and Incentive Plan).
10.26      Form of Director Stock Option Agreement effective January 3,
           1994, (filed as an exhibit to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993. File No.
           001-04075).
10.27      Great Western Financial Corporation Directors' Deferred
           Compensation Plan (1992 Restatement) (filed as an exhibit to
           Great Western's Annual Report on Form 10-K for the year
           ended December 31, 1991. File No. 001-04075).
10.28      Amendment to Great Western Financial Corporation Directors',
           Senior Officers' and basic Deferred Compensation Plans (1992
           Restatement) (filed as an exhibit to Great Western's Annual on Form 10-K for the year ended December 31, 1994. File No.
           001-04075).
10.29      Amendment No. 2 to Directors' Deferred Compensation Plan
           1992 Restatement (filed as an exhibit to Great Western's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996. File No. 001-04075).
10.30      Amendment No. 1996-2 to Directors' Deferred Compensation
           Plan, dated December 10, 1996 (filed as an exhibit to Great
           Western's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 001-04075).

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.31      Great Western Financial Corporation Umbrella Trust for
           Directors (filed as an exhibit to Great Western's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1989.
           File No. 001-04075).
10.32      Amendment No. 1996-1 to Umbrella Trust for Directors, dated
           December 16, 1996 (filed as an exhibit to Great Western's
           Annual Report on Form 10-K for the year ended December 31,
           1996. File No. 001-04075).
10.33      Omnibus Amendment 1995-1 to the Umbrella Trusts replacing
           the Finance Committee of the Board of Directors with the
           Compensation Committee of the Board of Directors as
           administrator of the plans (filed as an exhibit to Great
           Western's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995. File No. 001-04075).
10.34      Restated Retirement Plan for Directors (filed as an exhibit to Great Western's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993. File No. 001-04075).
10.35      Employee Home Loan Program (filed as an exhibit to Great
           Western's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1993. File No. 001-04075).
10.36      Amendment No. 1996-1 to Employee Home Loan Program,
           effective December 10, 1996 (filed as an exhibit to Great
           Western's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 001-04075).
10.37      Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988
           Stock Option and Incentive Plan, as amended December 10,
           1996, the Great Western Financial Corporation Directors'
           Deferred Compensation Plan (1992 Restatement), as amended
           December 10, 1996, the Umbrella Trust for Directors as
           amended December 10, 1996, and the Employee Home Loan
           Program (revised and restated as of April 27, 1993), as
           amended December 10, 1996 (filed as an exhibit to Great
           Western's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 001-04075).
10.38      Washington Mutual, Inc. WAMU Share Program (filed as an
           exhibit to the Company's Registration Statement on Form S-8,
           File No. 333-69503).
10.39      January 1999 WAMU Share Program (filed as an exhibit to the
           Company's Registration Statement on Form S-8, File No.
           333-69503).
10.40      H.F. Ahmanson & Company 1984 Stock Incentive Plan (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1984. File No. 1-08930).
10.41      Amendment to H.F. Ahmanson & Company 1984 Stock Incentive
           Plan (filed as an exhibit to Ahmanson's Annual Report on
           Form 10-K for the year ended December 31, 1989. File No.
           1-08930).
10.42      H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended
           (filed as an exhibit to Ahmanson's Annual Report on Form
           10-K for the year ended December 31, 1996. File No.
           1-08930).
10.43      H.F. Ahmanson & Company 1988 Directors' Stock Incentive
           Plan, as amended (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1989.
           File No. 1-08930).
10.44      H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock
           Incentive Plan (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1995.
           File No. 1-08930).
10.45      1989 Contingent Deferred Compensation Plan of H.F. Ahmanson
           & Company (filed as an exhibit to Ahmanson's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1991.
           File No. 1-08930).

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.46      First Amendment to 1989 Contingent Deferred Compensation
           Plan of H.F. Ahmanson & Company (filed as an exhibit to
           Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1995. File No. 1-08930).
10.47      Second Amendment to 1989 Contingent Deferred Compensation
           Plan of H.F. Ahmanson & Company (filed as an exhibit to
           Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 1-08930).
10.48      Elective Deferred Compensation Plan of H.F. Ahmanson &
           Company (filed as an exhibit to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No.
           1-08930).
10.49      First Amendment to Elective Deferred Compensation Plan of
           H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31,
           1995. File No. 1-08930).
10.50      Second Amendment to Elective Deferred Compensation Plan of
           H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31,
           1996. File No. 1-08930).
10.51      Capital Accumulation Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).
10.52      First Amendment to Capital Accumulation Plan of H.F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1996.
           File No. 1-08930).
10.53      Supplemental Executive Retirement Plan of H.F. Ahmanson &
           Company, as amended and restated (filed as an exhibit to
           Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1995. File No. 1-08930).
10.54      First Amendment to Supplemental Executive Retirement Plan of
           H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Annual Report on Form 10-K for the year ended December 31,
           1996. File No. 1-08930).
10.55      Senior Supplemental Executive Retirement Plan of H.F.
           Ahmanson and Company, as amended and restated (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the
           year ended December 31, 1995. File No. 1-08930).
10.56      Executive Life Insurance Plan of H.F. Ahmanson & Company
           (filed as an exhibit to Ahmanson's Annual Report on Form
           10-K for the year ended December 31, 1989. File No.
           1-08930).
10.57      First Amendment to Executive Life Insurance Plan of H.F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1995.
           File No. 1-08930).
10.58      Second Amendment to Executive Life Insurance Plan of H.F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1996.
           File No. 1-08930).
10.59      Senior Executive Life Insurance Plan of H.F. Ahmanson &
           Company, as amended and restated (filed as an exhibit to
           Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1995. File No. 1-08930).
10.60      H.F. Ahmanson & Company Supplemental Long Term Disability
           Plan (filed as an exhibit to Ahmanson's Annual Report on
           Form 10-K for the year ended December 31, 1989. File No.
           1-08930).
10.61      Outside Directors' Elective Deferred Compensation Plan of
           H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991. File No. 1-08930).

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.62      First Amendment to Outside Directors' Elective Deferred
           Compensation Plan of H.F. Ahmanson & Company (filed as an
           exhibit to Ahmanson's Annual Report on Form 10-K for the
           year ended December 31, 1995. File No. 1-08930).
10.63      Second Amendment to Outside Directors' Elective Deferred
           Compensation Plan of H.F. Ahmanson & Company (filed as an
           exhibit to Ahmanson's Annual Report on Form 10-K for the
           year ended December 31, 1996. File No. 1-08930).
10.64      Outside Directors' Capital Accumulation Plan of H.F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1996.
           File No. 1-08930).
10.65      First Amendment to Outside Directors' Capital Accumulation
           Plan of H.F. Ahmanson & Company (filed as an exhibit to
           Ahmanson's Annual Report on Form 10-K for the year ended
           December 31, 1996. File No. 1-08930).
10.66      Outside Director Retirement Plan of H.F. Ahmanson & Company,
           as amended and restated (filed as an exhibit to Ahmanson's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991. File No. 1-08930).
10.67      First Amendment to Outside Director Retirement Plan of H.F.
           Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
           Report on Form 10-K for the year ended December 31, 1995.
           File No. 1-08930).
10.68      Amended Form of Indemnity Agreement between H.F. Ahmanson &
           Company and directors and executive officers (filed as an
           exhibit to Ahmanson's Annual Report on Form 10-K for the
           year ended December 31, 1989. File No. 1-08930).
10.69      Board of Directors Retirement Plan of Coast (filed as an
           exhibit to the Current Report of Coast Savings Financial
           Inc. ("Coast") on Form 8-K dated September 1, 1989. File No.
           1-10264).
10.70      Pension Plan of Coast (filed as an exhibit to Coast's
           Current Report on Form 8-K dated September 1, 1989. File No.
           1-10264).
10.71      First Amendment to Pension Plan of Coast (filed as an
           exhibit to Coast's Current Report on Form 8-K dated
           September 1, 1989. File No. 1-10264).
10.72      Form of Post-Retirement Compensation Arrangement of Coast
           (filed as an exhibit to Coast's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-10264).
10.73      Amended and Restated Executive Supplemental Retirement Plan
           of Coast, dated February 28, 1996 (filed as an exhibit to
           Coast's Annual Report on Form 10-K for the year ended
           December 31, 1995. File No. 1-10264).
21         List of Subsidiaries of the Registrant (filed herewith).
23         Consent of Deloitte & Touche LLP (filed herewith).
23.1       Consent of KPMG LLP (filed herewith).
27.1       Financial Data Schedule for the year ended December 31,
           1999, and restated Financial Data Schedule for the years
           ended December 31, 1998 and 1997 (filed herewith).

---------------
*   Filed as an exhibit to the Company's Current Report on Form 8-K dated
    November 29, 1994. File No. 0-25188.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. File No. 0-25188.

*** Filed as an exhibit to the Washington Mutual, Inc. Annual Report on Form
    10-K for the year ended December 31, 1996. File No. 0-25188.

    Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H.F. Ahmanson & Company, a California corporation, Commission File No. 1-7108.