Form 10-Q
period 2000-03-31
WASHINGTON MUTUAL INC
filed 2000-05-15
CIK 933136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________:

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares outstanding of the issuer's classes of common stock as of April 30, 2000:

                          Common Stock - 547,759,847(1)

                     (1) Includes the 12,000,000 shares held in escrow.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

Item 1. Financial Statements............................................   1
          Consolidated Statements of Income -
            Three Months Ended March 31,2000 and 1999...................   2
          Consolidated Statements of Comprehensive Income -
            Three Months Ended March 31, 2000 and 1999..................   3
          Consolidated Statements of Financial Condition -
            March 31, 2000 and December 31,1999.........................   4
          Consolidated Statements of Stockholders' Equity -
            Three Months Ended March 31, 2000 and 1999..................   5
          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999..................   6
          Notes to Consolidated Financial Statements....................   8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results Operations..........................................  10
          General.......................................................  10
          Results of Operations.........................................  10
          Review of Financial Condition.................................  15
          Asset Quality.................................................  16
          Lines of Business.............................................  19
          Interest Rate Sensitivity.....................................  21
          Liquidity.....................................................  22
          Capital Adequacy..............................................  23

Item 3. Quantitative and Qualitative Disclosures About Market Risk......  24

                                     PART II

Item 6. Exhibits and Reports on Form 8-K................................  25


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

        Certain   reclassifications   have  been  made  to  the  1999  financial
statements to conform to the 2000 presentation. All significant intercompany transactions and balances have been eliminated.

        The information included in this Form 10-Q should be read in conjunction with Washington Mutual, Inc.'s 1999 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc. and its consolidated subsidiaries.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                             2000            1999
                                                          -----------      --------
                                                           (dollars in thousands,
                                                          except per share amounts)

INTEREST INCOME
  Loans...........................................         $2,221,191    $2,028,502
  Available-for-sale ("AFS") securities...........            692,244       539,012
  Held-to-maturity ("HTM") securities.............            339,096       247,377
  Other interest and dividend income..............             51,115        39,227
                                                           ----------    ----------
    Total interest income.........................          3,303,646     2,854,118

INTEREST EXPENSE
  Deposits........................................            787,855       813,627
  Borrowings......................................          1,431,081       913,296
                                                           ----------    ----------
     Total interest expense.......................          2,218,936     1,726,923
                                                           ----------    ----------
     Net interest income..........................          1,084,710     1,127,195
  Provision for loan losses.......................             41,162        41,700
                                                           ----------    ----------
   Net interest income after provision for loan losses      1,043,548     1,085,495

NONINTEREST INCOME
  Depositor and other retail banking fees.........            211,033       163,417
  Securities fees and commissions.................             82,573        59,522
  Insurance fees and commissions..................             11,479        10,670
  Loan servicing income...........................             33,269        26,031
  Loan related income.............................             24,021        26,547
  Gain on sale of loans...........................             61,228        38,362
  Gain (loss) from securities.....................            (21,566)       (2,693)
  Other income....................................             21,027        30,288
                                                           ----------    ----------
    Total noninterest income......................            423,064       352,144

NONINTEREST EXPENSE
  Compensation and benefits.......................            330,406       301,609
  Occupancy and equipment.........................            152,501       134,904
  Telecommunications and outsourced information services       76,927        70,064
  Depositor and other retail banking losses.......             25,522        25,247
  Transaction-related expense.....................                  -        23,802
  Amortization of goodwill and other intangible assets         26,746        25,373
  Foreclosed asset  (income) expense..............             (1,395)        3,794
  Other expense...................................            133,871       145,074
                                                           ----------    ----------
    Total noninterest expense.....................            744,578       729,867
                                                           ----------    ----------
    Income before income taxes....................            722,034       707,772
Income taxes......................................            263,542       263,654
                                                           ----------    ----------
NET INCOME........................................         $  458,492    $  444,118
                                                           ==========    ==========
Net income attributable to common stock...........         $  458,492    $  444,118
                                                           ==========    ==========

Net income per common share:
  Basic...........................................              $0.83         $0.76
  Diluted.........................................               0.83          0.76








                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ------------------------
                                                                         2000            1999
                                                                       --------        --------
                                                                            (in thousands)
Net income..................................................           $458,492        $444,118
Other comprehensive loss, net of income tax benefit:
   Unrealized loss on securities:
    Unrealized holding loss during the period, net of deferred
       income tax benefit of  $146,395 and $39,981..........           (221,672)        (61,187)
    Reclassification adjustment for realized loss (gain) included in
       net income, net of income tax (benefit) of $(8,275) and $837      12,527          (1,280)
    Amortization of market adjustment for mortgage-backed
       securities ("MBS") transferred from available for sale to held
       to maturity, net of deferred income tax of $882 and $2,480        (1,280)         (3,795)
                                                                       ---------       --------
                                                                       (210,425)        (66,262)
  Minimum pension liability adjustment......................              3,648          (1,760)
                                                                       --------        --------
Other comprehensive loss.....................................          (206,777)        (68,022)
                                                                       --------        --------
Comprehensive income.........................................          $251,715        $376,096
                                                                       ========        ========



                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2000           1999
                                                                  ------------   ------------
                                                                     (in thousands)

ASSETS
  Cash and cash equivalents.................................      $  2,818,015   $  3,040,167
  Trading securities........................................            35,320         34,660
  AFS securities, amortized cost of $42,664,879 and $42,564,180:
    MBS.....................................................        40,704,634     40,972,653
    Investment securities...................................           444,394        411,665
  HTM securities, fair value of $18,234,782 and $19,037,435:
    MBS.....................................................        18,596,688     19,263,413
    Investment securities...................................           138,014        138,052
  Loans:
    Loans held in portfolio.................................       110,859,979    113,745,650
    Loans held for sale.....................................           362,202        793,504
    Reserve for loan losses.................................        (1,025,244)    (1,041,929)
                                                                  ------------   ------------
      Total loans...........................................       110,196,937    113,497,225
  Mortgage servicing rights.................................           767,596        643,185
  Foreclosed assets.........................................           190,030        198,961
  Premises and equipment....................................         1,541,906      1,558,649
  Investment in Federal Home Loan Banks ("FHLBs")...........         3,091,918      2,916,749
  Goodwill and other intangible assets......................         1,165,221      1,199,854
  Other assets..............................................         8,914,545      2,638,397
                                                                  -------------  ------------
        Total assets........................................      $188,605,218   $186,513,630
                                                                  ============   ============

LIABILITIES
  Deposits:
    Checking accounts......................................       $ 15,553,923   $ 13,489,471
    Savings accounts and money market deposit accounts ("MMDAs")    29,702,330     30,048,378
    Time deposit accounts..................................         37,256,706     37,591,919
                                                                  ------------   ------------
      Total deposits........................................        82,512,959     81,129,768
  Federal funds purchased and commercial paper..............         2,410,693        866,543
  Securities sold under agreements to repurchase
     ("reverse repurchase agreements")......................        28,467,663     30,162,823
  Advances from FHLBs.......................................        57,853,022     57,094,053
  Other borrowings..........................................         6,832,067      6,203,197
  Other liabilities.........................................         1,823,241      2,004,567
                                                                  ------------   ------------
        Total liabilities...................................       179,899,645    177,460,951

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares authorized -
    552,626,483 and 571,589,272 shares issued...............                 -              -
  Capital surplus - common stock............................         1,760,242      2,205,201
  Accumulated other comprehensive loss:
   Unrealized loss on securities............................          (877,839)      (667,414)
   Minimum pension liability adjustment.....................            (3,382)        (7,030)
  Retained earnings.........................................         7,826,552      7,521,922
                                                                  ------------   ------------
        Total stockholders' equity..........................         8,705,573      9,052,679
                                                                  ------------   ------------
        Total liabilities and stockholders' equity..........      $188,605,218   $186,513,630
                                                                  ============   ============

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    CAPITAL        ACCUMULATED
                                                    SURPLUS-         OTHER
                                                     COMMON       COMPREHENSIVE     RETAINED
                                        TOTAL        STOCK           INCOME         EARNINGS
                                      ----------    --------      ------------      ---------
                                                         (in thousands)

BALANCE, December 31, 1999.......       $9,052,679  $2,205,201     $(674,444)      $7,521,922
Net income.......................          458,492           -             -          458,492
Cash dividends declared on common stock   (153,862)          -             -         (153,862)
Common stock issued through employee
  stock plans, including tax benefit        19,904      19,904             -                -
Other comprehensive loss, net of
  related income tax benefit.....         (206,777)          -      (206,777)               -
Common stock repurchased and retired      (464,863)   (464,863)            -                -
                                        ----------  ----------     ---------       ----------
BALANCE, March 31, 2000..........       $8,705,573  $1,760,242     $(881,221)      $7,826,552
                                        ==========  ==========     =========       ==========

BALANCE, December 31, 1998.......       $9,344,400   $2,994,653    $  74,281       $6,275,466
Net income.......................          444,118            -            -          444,118
Cash dividends declared on common stock   (132,236)           -            -         (132,236)
Common stock issued through employee
  stock plans, including tax benefit        21,266       21,266            -                -
Other comprehensive loss, net of
  related income tax benefit.....          (68,022)           -      (68,022)               -
                                        ----------   ----------    ---------       ----------
BALANCE, March 31, 1999..........       $9,609,526   $3,015,919    $   6,259       $6,587,348
                                        ==========   ==========    =========       ==========







                  See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            --------------------------
                                                              2000              1999
                                                            ----------       ---------
                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................$    458,492     $    444,118
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses............................      41,162           41,700
    Gain on sale of loans...............................      (61,228)         (38,362)
    Loss from securities..................................     21,566            2,693
    Depreciation and amortization........................     119,294           89,125
    Stock dividends from FHLBs..........................      (41,870)         (28,555)
    Transaction-related expense..........................           -           23,802
    Decrease in trading securities.......................       2,567            9,655
    Origination of loans held for sale...................  (1,251,645)      (1,539,803)
    Sales of loans held for sale.........................   1,658,338        3,541,833
    (Increase) decrease in other assets..................    (812,793)          52,528
    Decrease in other liabilities......................       (42,450)         (22,336)
                                                         ------------     ------------
      Net cash provided by operating activities..........      91,433        2,576,398

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of AFS securities..........................      (40,492)      (12,320,686)
  Purchases of HTM securities...........................           -            (5,989)
  Sales of AFS securities................................     117,629        1,283,970
  Maturities of AFS securities...........................       3,428           29,100
  Principal payments on securities.......................   2,007,405        3,684,364
  Purchases of Investment in FHLBs.......................    (135,051)        (153,685)
  Purchases of loans.....................................    (704,347)      (1,300,807)
  Sales of loans.........................................   1,889,464            9,681
  Origination of loans, net of principal payments........  (5,342,875)      (2,333,956)
  Sales of foreclosed assets.............................      72,672           78,933
  Cash used for Alta.....................................     (21,823)               -
  Purchases of premises and equipment, net...............     (40,642)         (70,029)
                                                         ------------     ------------
      Net cash used by investing activities..............  (2,194,632)     (11,099,104)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits........................   1,383,191       (1,312,515)
  Decrease in short-term borrowings.....................   (4,697,263)        (586,887)
  Proceeds from long-term borrowings....................    8,681,219        8,042,744
  Repayments of long-term borrowings.....................  (3,644,809)      (1,384,668)
  Proceeds from FHLBs advances...........................  21,118,794       28,232,168
  Repayments of FHLBs advances........................... (20,359,820)     (25,205,331)
  Cash dividends paid on common stock....................    (153,862)        (132,236)
  Repurchase of common stock.............................    (464,863)               -
  Other capital transactions.............................      18,460           20,377
                                                         ------------     ------------
      Net cash provided by financing activities........     1,881,047        7,673,652
                                                         --------------   ------------
      Decrease in cash and cash equivalents. ...........     (222,152)        (849,054)
      Cash and cash equivalents, beginning of period...     3,040,167        2,756,974
                                                         ------------     ------------
      Cash and cash equivalents, end of period.......... $  2,818,015     $  1,907,920
                                                         ============     ============

                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                     2000               1999
                                                                  ----------        ----------
                                                                         (in thousands)
NONCASH ACTIVITIES
  Loans exchanged for MBS................................         $1,954,652        $1,805,534
  Real estate acquired through foreclosure...............             74,938           102,248
  Loans originated to facilitate the sale of foreclosed assets        11,197            10,928
  Loans held for sale originated to refinance existing loans          64,616         1,353,378
  Loans held in portfolio originated to refinance existing loans     824,778         1,028,605
  Trade date purchases not yet settled...................                  -         3,433,853
  Trade date sales not yet settled.......................          5,467,690           106,861
  Trade date borrowings not yet settled..................            500,000                 -
  Transfer of reserves...................................             16,930             5,214

CASH PAID DURING THE PERIOD FOR
  Interest on deposits...................................            731,349           743,948
  Interest on borrowings.................................          1,591,746           990,125
  Income taxes...........................................                817           136,364














                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  EARNINGS PER SHARE ("EPS")

      Earnings per share ("EPS") are presented under two formats: earnings per share and diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus the impact of potential dilutive common shares, such as stock options.

      Information used to calculate EPS was as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                  2000            1999
                                              ------------      --------
                                                (dollars in thousands,
                                               except per share amounts)


Net income...................................     $458,492      $444,118

Weighted average shares
-----------------------
  Basic weighted average number of common
     shares outstanding......................  551,787,125   581,939,740
  Dilutive effect of potential common shares.      871,533     2,640,443
                                               ------------  -----------
  Diluted weighted average number of common
     shares outstanding......................  552,658,658   584,580,183
                                               ===========  ============

Net income per common share
---------------------------
  Basic and diluted..........................        $0.83         $0.76

      Options to purchase an additional 13,201,323 shares of common stock, with an exercise price ranging from $24.30 per share to $49.69 per share, were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common stock during the period.

      Additionally, as part of the business combination with Keystone Holdings, 12 million shares of common stock, with an assigned value of $27.74 per share, are held in an escrow for the benefit of the general and limited partners of Keystone Holdings, the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on earnings or market price. At March 31, 2000, the conditions were not met, and, therefore, the shares were not included in the above computations.

NOTE 2:  OTHER BORROWINGS

      As of both March 31, 2000 and December 31, 1999, other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company.

      In March 2000, the Company issued subordinated debt securities totaling $500.0 million and bearing a fixed rate of 8.25%. The notes are due on April 1, 2010.

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

      Financial highlights by lines of business:

                                                       THREE MONTHS ENDED MARCH 31, 2000
                                     --------------------------------------------------------------------------
                                     CONSUMER  MORTGAGE  COMMERCIAL  FINANCIAL  CONSUMER  TREASURY/
                                      BANKING   BANKING    BANKING    SERVICES   FINANCE   OTHER        TOTAL
                                     --------  --------  ----------  ---------  --------  ---------    --------
                                                                 (in thousands)

Condensed income statement:
  Net interest income after
    provision for loan losses       $613,693   $200,838    $89,826   $      83   $80,337    $58,771  $1,043,548
  Noninterest income......           224,141     90,962      4,709      95,352    30,970    (23,070)    423,064
  Noninterest expense.....           449,255    133,439     29,059      59,986    63,180      9,659     744,578
  Income taxes............           139,736     56,925     23,806      14,195    19,476      9,404     263,542
                                    --------   --------    -------     -------   -------    -------  ----------
  Net income..............          $248,843   $101,436    $41,670     $21,254   $28,651    $16,638  $  458,492
                                    ========   ========    =======     =======   =======    =======  ==========

                                                                   March 31, 2000
                                -------------------------------------------------------------------------------
  Total assets............         $85,162,463  $48,061,516  $20,472,871   $148,215  $7,163,327 $27,596,826 $188,605,218
                                   ===========  ===========  ===========   ========  ========== =========== ============

                                                        THREE MONTHS ENDED MARCH 31, 1999
                                     --------------------------------------------------------------------------
                                     CONSUMER  MORTGAGE  COMMERCIAL  FINANCIAL  CONSUMER  TREASURY/
                                      BANKING   BANKING    BANKING    SERVICES   FINANCE   OTHER        TOTAL
                                     --------  --------  ----------  ---------  --------  ---------     -------
                                                                (in thousands)

Condensed income statement:
  Net interest income after
    provision for loan losses       $597,397   $214,138   $101,187     $   594   $54,163   $118,016  $1,085,495
  Noninterest income...              180,065     74,136      8,024      70,830     6,679     12,410     352,144
  Transaction-related expense         17,551      4,378        138       1,474         -        261      23,802
  Noninterest expense.....           447,295    141,146     25,833      46,044    34,748     10,999     706,065
  Income taxes............           116,109     53,025     30,980       9,066    10,154     44,320     263,654
                                    --------   --------   --------     -------  --------   --------  ----------
  Net income..............          $196,507   $ 89,725   $ 52,260     $14,840   $15,940   $ 74,846  $  444,118
                                    ========   ========   ========     =======   =======   ========  ==========

                                                                   March 31, 1999
                                -------------------------------------------------------------------------------
  Total assets............         $87,006,907  $32,634,021  $19,271,811   $119,913  $3,168,651 $32,093,749 $174,295,052
                                   ===========  ===========  ===========   ========  ========== =========== ============

NOTE 4:  OTHER ASSETS

      At March 31, 2000, the Company had $5.97 billion of trade date receivables relating to sales of loans and securities which had not yet settled, which were a component of "Other assets." The Company had no trade date receivables at year-end 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" in our 1999 Annual Report on Form 10-K to the Securities and Exchange Commission, which are incorporated herein by reference.

GENERAL

        Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. Our banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, make residential loans, consumer loans, and limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. Our consumer finance operations provide direct installment loans and related credit insurance services and purchase retail installment contracts. We originate, purchase, sell and service specialty mortgage finance loans through our subsidiaries, Washington Mutual Finance and Long Beach Mortgage. We also market annuities and other insurance products, offer full service securities brokerage, and act as the investment advisor to and the distributor of mutual funds.

      In connection with one of our current performance goals, to decrease the proportion of single-family residential ("SFR") loans on our balance sheet, we sold approximately $9.00 billion of SFR loans and mortgage-backed securities ("MBS") during the first quarter. We intend to use the proceeds from these sales to reduce our wholesale borrowings and fund our expanded share repurchase program.

RESULTS OF OPERATIONS

      OVERVIEW. Our net income for first quarter 2000 was $458.5 million, compared with $444.1 million for the same period a year ago. We had basic and diluted earnings per share of $0.83 in first quarter 2000 and $0.76 in first quarter 1999.

      NET INTEREST INCOME. Despite an increase in average interest-earning assets to $180.46 billion for first quarter 2000 from $158.66 billion in the same period a year ago, net interest income declined approximately 4% for the first quarter of 2000 to $1.08 billion, compared with $1.13 billion in the first quarter of 1999. The decline in net interest income was due to the drop in the net interest spread and margin. The net interest spread and margin were 2.25% and 2.38% for first quarter 2000, compared with 2.60% and 2.79% for the same period a year ago.

      The compression in the net interest spread and margin is primarily due to the fact that our liabilities reprice more quickly than our assets. Interest rates have risen rapidly over the past year, as evidenced by an increase in the average three-month London Interbank Offered Rate ("LIBOR") from 5.01% in the first quarter of 1999 to 6.10% in the first quarter of 2000 and by an aggregate 125 basis point increase in the federal funds rate.

      The cost of our interest-bearing liabilities increased 48 basis points to 5.08% for first quarter 2000 from 4.60% for the same period a year ago, driven primarily by a 64 basis point increase in the cost of wholesale borrowings. The cost of wholesale borrowings increased to 6.08% for first quarter 2000, compared with 5.44% for the same period a year ago. The rise in wholesale borrowing rates was partially mitigated by the cost of deposits, which remained unchanged from first quarter 1999. The overall yield on our interest-earning assets increased 13 basis points, driven primarily by a 21 basis point increase in the yield on loans to 7.64% for first quarter 2000, compared with 7.43% for the same period in 1999.

        Selected average financial balances and the net interest spread and margin were as follows:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                2000           1999
                                                             ----------    ------------
                                                                (dollars in thousands)

Average balances:
  Loans.....................................               $116,289,707    $109,289,268
  MBS.......................................                 60,046,653      45,765,022
  Investment securities and Investment in FHLBs               4,120,524       3,606,580
                                                           ------------    ------------
    Total interest-earning assets...........                180,456,884     158,660,870

  Deposits..................................                 80,967,950      84,289,648
  Borrowings................................                 94,727,478      68,015,000
                                                           ------------    ------------
    Total interest-bearing liabilities....                  175,695,428     152,304,648

  Total assets.............................                 186,376,917     164,220,074
  Stockholders' equity......................                  8,885,473       9,488,284

Weighted average yield on:
  Loans.....................................                       7.64%          7.43%
  MBS.......................................                       6.81           6.78
  Investment securities and Investment in FHLBs                    5.88           5.56

    Interest-earning assets.................                       7.33           7.20

Weighted average cost of:
  Deposits..................................                       3.91           3.91
  Borrowings................................                       6.08           5.44

    Interest-bearing liabilities............                       5.08           4.60

  Net interest spread.......................                       2.25           2.60
  Net interest margin.......................                       2.38           2.79


      The net interest spread is the difference between our weighted average yield on our interest-earning assets and the weighted average cost of our interest-bearing liabilities. The net interest margin measures our annualized net interest income as a percentage of average interest-earning assets.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in amounts (volume) and upon changes in interest rates of our interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rate times the change in volume) were allocated proportionately to the changes in volume and the changes in rate.


                                                         THREE MONTHS ENDED MARCH 31,
                                                                2000 VS. 1999
                                                 ----------------------------------------
                                                         INCREASE/(DECREASE) DUE TO
                                                 ----------------------------------------
                                                   VOLUME         RATE      TOTAL CHANGE
                                                 ---------      --------   -------------
                                                               (in thousands)

Interest income:
  Loans........................................   $134,713      $ 57,976        $192,689
  MBS..........................................    243,150         3,008         246,158
  Investment securities and Investment in FHLBs      7,653         3,028          10,681
                                                  --------      --------        --------
    Total interest income......................    385,516        64,012         449,528

Interest expense:
  Deposits.....................................    (25,578)         (194)        (25,772)
  Borrowings...................................    399,463       118,322         517,785
                                                  --------      --------        --------
    Total interest expense.....................    373,885       118,128         492,013
                                                  --------      --------        --------
      Net interest income......................   $ 11,631      $(54,116)       $(42,485)
                                                  ========      ========        ========

      NONINTEREST INCOME. Noninterest income was $423.1 million for the quarter ended March 31, 2000, compared with $352.1 million for the same period in 1999.

      Noninterest income consisted of the following:

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                               ------------------------
                                                  2000           1999
                                               -----------    ---------
                                                     (in thousands)

  Depositor and other retail banking fees......   $211,033     $163,417
  Securities fees and commissions..............     82,573       59,522
  Insurance fees and commissions...............     11,479       10,670
  Loan servicing income........................     33,269       26,031
  Loan related income..........................     24,021       26,547
  Gain on sale of loans........................     61,228       38,362
  Gain (loss) from securities..................    (21,566)      (2,693)
  Other income.................................     21,027       30,288
                                                ----------   ----------
      Total noninterest income.................   $423,064     $352,144
                                                  ========     ========

      Depositor and other retail banking fees of $211.0 million for the quarter ended March 31, 2000 increased 29% from $163.4 million for the same period in 1999. We collected more debit card, ATM, overdraft protection, nonsufficient funds and other fees related to checking accounts. The number of checking accounts increased by over 427,000 or 11% to 4,428,225 at March 31, 2000.

      Securities fees and commissions were $82.6 million for the first quarter of 2000, up from $59.5 million for the first quarter of 1999. During the first quarter of 2000, there were higher sales of investment products and additional growth of assets under management by our investment management affiliate from $6.03 billion at March 31, 1999 to $8.16 billion at March 31, 2000.

      Loan  servicing  income  increased to $33.3  million for the quarter ended
March  31,  2000 from  $26.0  million  for the  comparable  period in 1999.  The ncrease of $7.3 million in loan servicing income was primarily due to growth in loans serviced for others as a result of securitizations and portfolio sales. The impact of this portfolio growth was partially offset by a 4.62 basis point decline in the average servicing fee rate. The decline in the average servicing fee rate was primarily due to lower servicing rates received from new securitizations and portfolio sales, and by paydowns of existing loans with higher servicing rates. Since the majority of the loan securitizations occurred in March 2000, the impact on loan servicing income will not be fully realized until second quarter 2000.

      Loan servicing income was $33.3 million for the first quarter of 2000, compared with $38.5 million for the fourth quarter of 1999. Fourth quarter loan servicing income included a $4.3 million impairment recovery.

      Gain on sale of loans during the first quarter of 2000 was $61.2 million, up from $38.4 million for the same period in 1999. The increase was primarily due to a gain from the sale of $5.08 billion of adjustable-rate loans during the first quarter of 2000. During the quarter, we also recognized gains from the sale of loans originated by Long Beach Mortgage, which sells most of its loan production in the secondary market. Total sales of loans held for sale were $1.75 billion in first quarter 2000, compared with $3.55 billion in first quarter 1999.

      Losses from securities were $21.6 million during the first quarter of 2000, compared with $2.7 million during the first quarter of 1999. The losses incurred during first quarter 2000 were primarily the result of a loss of $19.4 million on the sale of available-for-sale ("AFS"), private issue MBS, as an additional part of our balance sheet remixing strategy.

      Other income declined to $21.0 million for the quarter ended March 31, 2000 from $30.3 million for the same period a year ago. Other income in the first quarter of 1999 included a $7.1 million gain on the sale of the former Coast Federal Bank, Federal Savings Bank headquarters property.

      NONINTEREST EXPENSE. Noninterest expense totaled $744.6 million for the quarter ended March 31, 2000, compared with $729.9 million for the same period in 1999.

      Noninterest expense consisted of the following:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                   2000          1999
                                                ----------     --------
                                                     (in thousands)

  Compensation and benefits.................      $330,406     $301,609
  Occupancy and equipment ..................       152,501      134,904
  Telecommunications and outsourced
     information services...................        76,927       70,064
  Depositor and retail banking losses.......        25,522       25,247
  Transaction-related expense...............             -       23,802
  Amortization of goodwill and other
     intangible assets......................        26,746       25,373
  Foreclosed asset (income) expense.........        (1,395)       3,794
  Advertising and promotion.................        20,761       26,850
  Postage...................................        23,515       22,051
  Professional fees.........................        20,538       16,217
  Regulatory assessments....................         8,019       15,363
  Office supplies...........................         8,779        7,848
  Travel and training.......................        14,603       11,978
  Proprietary mutual fund expense...........         7,837        7,591
  Other expense.............................        29,819       37,176
                                                  --------     --------
      Total noninterest expense.............      $744,578     $729,867
                                                  ========     ========


      Compensation and benefits expense increased to $330.4 million for the quarter ended March 31, 2000 from $301.6 million for the same period in 1999. The acquisition of Long Beach Mortgage in October 1999 contributed approximately $14.0 million of compensation and benefits expense in the first quarter of 2000. In addition to the acquisition of Long Beach Mortgage, we have been increasing staffing levels to accommodate our growth in new markets, expansion of existing business lines, and the introduction of new products.


      Occupancy and equipment expense was $152.5 million for the first quarter of 2000, compared with $134.9 million for the same period in 1999. Computer system upgrades caused an increase in depreciation, equipment and maintenance expense.

      Telecommunications and outsourced information services expense of $76.9 million for the first quarter of 2000 was up from $70.1 million for the same period in 1999. The increase reflects higher use of services resulting from increased staffing levels, new locations and a rate increase in our contract with IBM Global Services, effective January 1, 2000.

      We completed the integration of H. F. Ahmanson & Co. ("Ahmanson") in the fourth quarter of 1999. Therefore, there were no transaction-related expenses incurred in the quarter ended March 31, 2000, compared with $23.8 million for the same period in 1999. During the first quarter of 1999, we incurred costs associated with contract and temporary employment services, severance, facilities and equipment impairment as well as other costs that were expensed as incurred.

      TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. Income taxes of $263.5 million for the first quarter of 2000 represented an effective tax rate of 36.50%. Income taxes were $263.7 million for the first quarter of 1999, which represented an effective tax rate of 37.25%.

REVIEW OF FINANCIAL CONDITION

      ASSETS. At March 31, 2000, our assets were $188.61 billion, an increase of 1% from $186.51 billion at December 31, 1999. In spite of a decline in loans and securities, assets were higher at the end of the first quarter due to $5.97 billion of trade date receivables in "Other assets." See "Notes to Consolidated Financial Statements - Note 4: Other Assets."

      SECURITIES. Our securities portfolio decreased by $901.4 million to $59.92 billion during the quarter ended March 31, 2000. This decline was due to sales, paydowns, and additional unrealized losses on the AFS investment portfolio in excess of the amount of loans securitized and retained. There were no purchases of MBS during first quarter 2000.

      LOANS. Total loans at March 31, 2000 were $111.22 billion, down from $114.54 billion at December 31, 1999. This decline in loan balances was primarily the result of loan sales and loan securitizations of $10.66 billion, and loan payments of $5.40 billion, offset by originations of new loans of $12.16 billion and purchases of $704.3 million.

      Our current ARM products are tied to Treasury-based indices. Due to the repayment of portfolio loans indexed to the Cost of Funds Index of the Eleventh District Federal Home Loan Bank ("COFI") and the securitization and sale of COFI-based loans, the percentage of portfolio loans indexed to Treasury averages is increasing. At March 31, 2000, 88% of real estate loans were adjustable rate, of which 58% were indexed to U.S. Treasury indices, 35% were indexed to COFI, and 7% to other indices. The remaining 12% of the real estate loan portfolio at March 31, 2000 were fixed rate. At December 31, 1999, 85% of real estate loans were adjustable rate, of which 52% were indexed to U.S. Treasury indices, 42% were indexed to COFI, and 6% to other indices. The remaining 15% of the year-end 1999 real estate loan portfolio were fixed rate.

      Total loan originations increased slightly in the first quarter of 2000 to $12.16 billion from $11.88 billion in the first quarter of 1999. SFR originations were $8.50 billion for first quarter 2000, compared with $9.67 billion for the same period in 1999. Originations of second mortgage and other consumer, specialty mortgage finance, commercial business, commercial real estate and residential construction loans totaled $3.67 billion for the most recent quarter, up from $2.21 billion in the first quarter of 1999. Due to the higher interest rate environment during first quarter 2000, compared with the same period a year ago, SFR adjustable-rate originations increased to $7.77 billion during the first quarter of 2000 from $5.17 billion during the first quarter of 1999, whereas SFR fixed-rate originations declined to $732.4 million during the first quarter of 2000 from $4.50 billion for the same period in 1999.

      During the first quarter of 2000, loan sales of $8.71 billion included $6.84 billion of seasoned SFR loans which were securitized and sold, $657.6 million of current production SFR loans, $1.09 billion of loans originated by Long Beach Mortgage and $123.6 million of student loans.

      Changes in first quarter 2000 and fourth quarter 1999 mortgage servicing rights ("MSR") were as follows:

                                                       THREE MONTHS ENDED
                                                   ----------------------------
                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                   ----------      ------------
                                                          (in thousands)

Balance, beginning of period................         $643,185          $489,037
Additions...................................          150,453           169,844
Amortization................................          (26,041)          (19,977)
Impairment recovery.........................                -             4,281
                                                     --------          --------
Balance, end of period......................         $767,597          $643,185
                                                     ========          ========

      MSR increased to $767.6 million at March 31, 2000 from $643.2 million at December 31, 1999. The additions to MSR during the first quarter of 2000 and fourth quarter of 1999 were primarily due to loan sales and loan securitizations. Amortization during the first quarter of 2000 included the full effect of the fourth quarter 1999 securitizations. The impact of the first quarter 2000 loan sales and loan securitizations on amortization will not be fully realized until second quarter 2000.

      LIABILITIES. We primarily use customer deposits and wholesale borrowings to fund our loans and investments. Due to increased market competition for customer deposits, we have increasingly relied on wholesale borrowings to fund our asset growth. Deposits increased to $82.51 billion at March 31, 2000 from $81.13 billion at year-end 1999. Our strategy is to increase the ratio of transaction accounts to total deposits. As a result of this strategy, savings accounts, MMDAs and checking accounts have increased as a percentage of total deposits to 55% at March 31, 2000, compared with 54% at December 31, 1999.
These three products have the benefit of lower interest costs, compared with time deposit accounts. Even though transaction accounts are more liquid, we consider them to be the core relationship with our customers. In the aggregate, we view these core accounts to be a more stable source of long-term funding than time deposits.

      Our wholesale borrowing portfolio increased by $1.24 billion to $95.56 billion at March 31, 2000, compared with year-end 1999. The increase was primarily due to our use of wholesale borrowings as an alternative to retail deposits as a funding source for asset growth. Due to relative pricing advantages, we generally used advances from FHLBs and reverse repurchase agreements as our primary funding vehicles.

      In addition, on March 30, 2000, we issued $500.0 million of non-callable, 8.25% subordinated notes due April 1, 2010.

ASSET QUALITY

      PROVISION AND RESERVE FOR LOAN LOSSES. We analyze several important elements in determining the level of the provision for loan losses in any given period, such as current and historical economic conditions, nonaccrual asset trends, historical loan loss experience, and plans for problem loan administration and resolution. The results of the analysis indicated continued improvement in asset quality during the first quarter of 2000.

      Nonaccrual loans decreased to $789.3 million at March 31, 2000 from $827.0 million at December 31, 1999 and $895.9 million at March 31, 1999. Actual loss experience, as measured by net charge offs, decreased to $40.9 million for the first quarter of 2000 from $44.8 million for the fourth quarter of 1999 and $45.0 million for the first quarter of 1999. Net charge offs as a percentage of average loans were 0.14% for first quarter 2000, down from 0.15% for fourth quarter 1999 and 0.16% for first quarter 1999.

      At March 31, 2000, we had specific reserves totaling $42.6 million, compared with $81.6 million at December 31, 1999 and $129.0 million at March 31, 1999. Reserves specified for the apartment building and commercial real estate loan portfolios have declined by 44% since year-end 1999 and by 70% since March 31, 1999 and now total $33.3 million at March 31, 2000. The decline from March 31, 1999 to March 31, 2000 was primarily due to California economic growth and the recovery of commercial real estate markets nationwide, which resulted in significant improvement in the quality of these portfolios. The result was a reduction in the level of nonaccrual loans in these portfolios.

      In the following table, the transfer of $16.9 million from the reserve for loan losses during the first quarter of 2000 related to loans securitized or loans sold. The amount transferred reduced the basis of the loans that were securitized. The transfer of $5.2 million to the reserve for loan losses during the first quarter of 1999 related to loans securitized and/or sold as well as merger-related adjustments to conform Home Savings' policies to our policies.

      Changes in the reserve for loan losses were as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               ------------------------
                                                  2000           1999
                                               -----------   ----------
                                                 (dollars in thousands)

  Balance, beginning of period..............    $1,041,929   $1,067,840
  Provision for loan losses.................        41,162       41,700
  Transfers of reserves.....................       (16,930)       5,214
  Loans charged off:
    SFR and SFR construction................        (6,767)     (11,080)
    Second mortgage and other consumer......       (37,753)     (37,178)
    Specialty mortgage finance..............          (588)         (56)
    Commercial business.....................          (780)      (2,455)
    Commercial real estate..................        (1,557)      (3,925)
                                                ----------   ----------
                                                   (47,445)     (54,694)
  Recoveries of loans previously charged off:
    SFR and SFR construction................           148        2,096
    Second mortgage and other consumer......         5,165        4,633
    Specialty mortgage finance..............           509           28
    Commercial business.....................           230          228
    Commercial real estate .................           476        2,674
                                                ----------   ----------
                                                     6,528        9,659
                                                ----------   ----------
  Net charge offs...........................       (40,917)     (45,035)
                                                ----------   ----------
  Balance, end of period....................    $1,025,244   $1,069,719
                                                ==========   ==========

 Net charge offs as a percentage of average loans     0.14%        0.16%


                                                   MARCH 31,     DECEMBER 31,
                                                     2000            1999
                                                  ----------     -----------
 Total reserve for loan losses as a percentage of:
    Nonaccrual loans........................           130%         126%
    Nonperforming assets....................           105          102
    Total loans
      (exclusive of the reserve for loan losses)      0.92         0.91

      At March 31, 2000, we had $17.39 billion of loans securitized and retained with recourse, and $4.51 billion of loans securitized and sold with recourse. At March 31, 2000, the liability for this recourse was $109.5 million. When we securitize loans with recourse, we typically retain the exposure for potential losses on the loans underlying these securities and, as a result, have established a recourse obligation. Because the loans underlying these securities are similar to the loans in our loan portfolio, we estimate our recourse obligation on these securities in a manner similar to the method we use for establishing the reserve for loan losses on our loan portfolio. The liability for this recourse obligation is included in "Other liabilities."

      Changes in the recourse liability were as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                    2000              1999
                                                 ---------         --------
                                                       (in thousands)

  Balance, beginning of period ................   $113,089         $144,257
  Transfer to reserve for loan losses..........          -          (15,000)
  Charge offs, net of provision for recourse losses (3,548)          (1,291)
                                                  --------         --------
  Balance, end of period.......................   $109,541         $127,966
                                                  ========         ========

      The total loss coverage represents the reserve for loan losses and recourse liability as a percentage of nonaccrual loans.

                                                  MARCH 31,     DECEMBER 31,
                                                    2000            1999
                                                 ----------     -----------

Total loss coverage percentage                      144%           140%

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

      Nonperforming assets consisted of the following:

                                                  MARCH 31,    DECEMBER 31,
                                                    2000           1999

                                                 -----------   ----------
                                                   (dollars in thousands)

Nonaccrual loans:
  SFR ........................................      $574,070   $  601,896
  SFR construction............................        10,632       18,017
  Second mortgage and other consumer..........        91,469       98,126
  Specialty mortgage finance..................        65,883       57,193
  Commercial business.........................        15,571        9,826
  Commercial real estate......................        31,648       41,967
                                                    --------   ----------
                                                     789,273      827,025
Foreclosed assets.............................       190,030      198,961
                                                    --------   ----------
                                                    $979,303   $1,025,986
                                                    ========   ==========

Nonperforming assets as a percentage of total assets    0.52%        0.55%

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

                              CONSUMER BANKING      MORTGAGE BANKING     COMMERCIAL BANKING     FINANCIAL SERVICES
                             --------------------------------------------------------------------------------------
                                 MARCH 31,             MARCH 31,               MARCH 31,             MARCH 31,
                                 ---------             ---------               ---------             ---------
                              2000        1999       2000       1999         2000       1999       2000      1999
                             --------------------------------------------------------------------------------------
                                                                 (in thousands)

CONDENSED INCOME STATEMENT
 Net interest income after
   provision for loan losses $613,693    $597,397   $200,838   $214,138     $89,826    $101,187   $    83   $   594
 Noninterest income           224,141     180,065     90,962     74,136       4,709       8,024    95,352    70,830
 Transaction-related expense        -      17,551          -      4,378           -         138         -     1,474
 Noninterest expense          449,255     447,295    133,439    141,146      29,059      25,833    59,986    46,044
 Income taxes                 139,736     116,109     56,925     53,025      23,806      30,980    14,195     9,066
                             --------    --------   --------   --------     -------     -------   -------   -------
 Net income                  $248,843    $196,507   $101,436  $  89,725     $41,670     $52,260   $21,254   $14,840
                             ========    ========   ========  =========     =======     =======   =======   =======

 Total assets               $85,162,463   $87,006,907 $48,061,516 $32,634,021  $20,472,871 $19,271,811   $148,215   $119,913
                            ===========   =========== =========== ===========  =========== ===========   ========   ========

                             CONSUMER FINANCE         TREASURY/OTHER              TOTAL
                           --------------------------------------------------------------------
                                  MARCH 31,              MARCH 31,              MARCH 31,
                                  ---------             ---------               ---------
                               2000        1999       2000       1999        2000       1999
                           --------------------------------------------------------------------
                                                     (in thousands)
CONDENSED INCOME STATEMENT
 Net interest income after
   provision for loan losses  $80,337     $54,163    $58,771   $118,016   $1,043,548   $1,085,495
 Noninterest income            30,970       6,679    (23,070)    12,410      423,064      352,144
 Transaction-related expense        -           -          -        261            -       23,802
 Noninterest expense           63,180      34,748      9,659     10,999      744,578      706,065
 Income taxes                  19,476      10,154      9,404     44,320      263,542      263,654
                              -------     -------    -------    -------    ---------    ---------
 Net income                   $28,651     $15,940    $16,638    $74,846    $ 458,492    $ 444,118
                              =======     =======    =======    =======    =========    =========


 Total assets                 $7,163,327   $3,168,651 $27,596,826  $32,093,749 $188,605,218  $174,295,052
                              ==========   ========== ===========  =========== ============  ============

      On a consolidated basis, net income for first quarter 2000 was $458.5 million, compared with $444.1 million for the same period a year ago. In addition, there were no transaction-related expenses incurred during the quarter ended March 31, 2000. We are constantly analyzing our line of business performance and developing better ways to measure profitability.

CONSUMER BANKING

      Net income for the first quarter of 2000 was $248.8 million, an increase of $52.3 million from $196.5 million for the first quarter of 1999. This increase was primarily due to an increase of $44.1 million in noninterest income, a decline of $17.6 million in transaction-related expense and an increase of $16.3 million in interest income after provision for loan losses. Noninterest income rose by $44.1 million as a result of an increase in depositor and other retail banking fees. The consumer banking group collected more debit card, ATM, overdraft protection, nonsufficient funds and other fees related to checking accounts.

MORTGAGE BANKING

      Net income for the first quarter of 2000 was $101.4 million, an increase of $11.7 million from $89.7 million for the first quarter of 1999. This increase was comprised of an increase of $16.8 million in noninterest income and a decrease in noninterest expense of $7.7 million, partially offset by a decrease in net interest income after provision for loan losses of $13.3 million. Noninterest income increased as a result of increased gain on sale of loans sold during the first quarter of 2000 and increased loan servicing income from loans sold during the fourth quarter of 1999. The decline in net interest income was primarily due to the compression of the net interest spread and margin. The cost of borrowings responded more quickly than the yield on assets to the rise in short-term interest rates during the first quarter of 2000.
Total assets increased by approximately 47% from March 31, 1999 to March 31, 2000 due to more loans securitized and retained.

COMMERCIAL BANKING

      Net income for the first quarter of 2000 was $41.7 million, a decrease of $10.6 million from $52.3 million for the first quarter of 1999. This decrease was primarily due to a decline of $11.4 million in net interest income after provision for loan losses, resulting from the compression of the net interest spread and margin in the commercial real estate portfolio where the repricing indices for the majority of the portfolio responded more slowly to the rise in short-term interest rates than the cost of borrowings. The decline was partially offset by an increase in net interest income for our Western Bank division due to a $457.7 million increase in average loans over first quarter 1999, while maintaining a comparable net interest margin.

FINANCIAL SERVICES

      Net income for the first quarter of 2000 was $21.3 million, an increase of $6.5 million from $14.8 million for the first quarter of 1999. Noninterest income was up during the first quarter of 2000 as a result of an increase in securities fees and commissions. During the first quarter of 2000, there were higher sales of investment products and growth of assets under management.
The increase in noninterest expense was primarily due to an increase in commissions expense related to a greater number of licensed sales employees and the growth in the business.

CONSUMER FINANCE

      Net income for the first quarter of 2000 was $28.7 million, an increase of $12.8 million from $15.9 million for the first quarter of 1999. The increase was attributable to increases of $26.2 million in net interest income after provision for loan losses and $24.3 million in noninterest income, partially offset by increases of $28.4 million in noninterest expense. The increase in net interest income was due to an increase in average loans for the quarter ended March 31, 2000. This increase was attributable to the growth in loans originated and purchases of specialty mortgage finance loans. The increase in noninterest income was primarily due to the growth in insurance fees and commissions and gain on sale of loans. Washington Mutual acquired Long Beach Mortgage on October 1, 1999. Since the transaction was accounted for as a purchase, Long Beach Mortgage operations were not included in first quarter 1999 results.

TREASURY/OTHER

      The net loss of $23.1 million in noninterest income during the first quarter of 2000 represented a net loss on the sale of securities, compared with the net gain of $12.4 million during the first quarter of

1999. The changes in net interest income were attributable to the treasury group's function of managing our investments and interest rate risk.

INTEREST RATE SENSITIVITY

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


                                                                MARCH 31, 2000
                                  ------------------------------------------------------------------------
                                                             PROJECTED REPRICING
                                  ------------------------------------------------------------------------
                                    0-3 MONTHS    4-12 MONTHS     1-5 YEARS     THEREAFTER        TOTAL
                                    ----------    -----------    -----------    ----------     ----------
                                                           (dollars in thousands)
INTEREST-SENSITIVE ASSETS
Adjustable-rate loans (1)          $52,825,586    $20,389,070    $19,419,365   $   565,906    $ 93,199,927
Fixed-rate loans (1)                 1,752,044      2,726,319      6,974,734     6,191,545      17,644,642
Adjustable-rate securities (1),(2)  27,395,939      3,935,882      6,774,836             -      38,106,657
Fixed-rate securities (1)              963,135      2,660,386     10,246,873    12,767,539      26,637,933
Cash and cash equivalents            2,818,015              -              -             -       2,818,015
                                   -----------    -----------    -----------   -----------    ------------
                                   $85,754,719    $29,711,657    $43,415,808   $19,524,990    $178,407,174
                                   ===========    ===========    ===========   ===========    ============

INTEREST-SENSITIVE LIABILITIES
Noninterest-bearing checking
  accounts (3)                     $   460,402    $ 1,127,014    $ 3,220,877   $ 3,775,057    $  8,583,350
Interest-bearing checking accounts,
  savings accounts and MMDAs (3)     4,182,671      7,381,448     15,375,593     9,733,191      36,672,903
Time deposit accounts               11,667,179     20,284,814      5,241,941        61,672      37,255,606
Short-term and adjustable-rate
  borrowings                        76,396,251      3,513,000              -             -      79,909,251
Fixed-rate borrowings                1,034,299      4,520,157      6,959,042     3,174,138      15,687,636
Derivatives matched against
   liabilities                     (19,689,050)     8,784,600     11,914,450    (1,010,000)              -
                                   -----------   ------------    -----------   -----------    ------------
                                   $74,051,752   $ 45,611,033    $42,711,903   $15,734,058    $178,108,746
                                   ===========   ============    ===========   ===========    ============
Repricing gap                      $11,702,967   $(15,899,376)   $   703,905   $ 3,790,932
                                   ===========   ============    ===========   ===========
Cumulative gap                     $11,702,967   $ (4,196,409)   $(3,492,504)  $   298,428
                                   ===========   ============    ===========   ===========
Cumulative gap as a percentage
   of assets                              6.21%         (2.22)%        (1.85)%        0.16%
Total assets                                                                                  $188,605,218
                                                                                              ============
---------------------
(1)   Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)   Includes Investment in FHLBs.
(3)   Based on experience and anticipated decay rates of checking, savings, and money market deposit accounts.

LIQUIDITY

      Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Our long-term growth objectives are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the low interest rate environment of recent years has inhibited growth of consumer deposits, we have supported our growth through business combinations with other financial institutions and by increasing our use of wholesale borrowings. If we are not be able to increase deposits either internally or through acquisitions, our ability to grow would be dependent upon, and to a certain extent limited by, our borrowing capacity.

      We monitor our ability to meet short-term cash requirements using guidelines established by our Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

      As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows fromoperating activities included net income for the first quarter of 2000 of $458.5 million, $60.9 million for noncash items and $427.9 million of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from and purchases of securities, and loan principal repayments and loan originations. For the quarter ended March 31, 2000, cash flows from investing activities included sales, maturities and principal payments on securities totaling $2.13 billion. Loans originated and purchased for investment were in excess of repayments and sales by $4.16 billion, and $40.5 million was used for the purchase of securities. Cash flows from financing activities consisted of the net change in our deposit accounts and short-term borrowings, the proceeds and repayments from both long-term reverse repurchase agreements and FHLB advances, the issuance of long-term debt, and the repurchase of our common stock. For the first quarter of 2000, the above mentioned financing activities increased cash and cash equivalents by $2.02 billion on a net basis. Cash and cash equivalents were $2.82 billion at March 31, 2000. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

      At March 31, 2000, we were in a position to obtain approximately $25.87 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

      Our capital (stockholders' equity) was $8.71 billion at March 31, 2000, down from $9.05 billion at December 31, 1999. In order to effectively deploy excess capital, we continue to repurchase our common stock. In April 2000, we announced that our Board of Directors approved an expanded share repurchase program to acquire, from time to time, up to 55 million additional shares of Washington Mutual, Inc.'s common stock. Since April 20, 1999, the inception of the repurchase program, we have repurchased a total of 51.3 million shares. During the first quarter of 2000, we repurchased 19.8 million shares of common stock at an average price of $23.42. These stock repurchases, the unrealized loss on AFS securities of $877.8 million and the growth in assets were the primary factors in a decline of the ratio of stockholders' equity to assets to 4.62% at March 31, 2000 from 4.85% at December 31, 1999. The unrealized loss on AFS securities at December 31, 1999 was $667.4 million. Excluding the unrealized loss from AFS securities, the ratio of stockholders' equity to assets would have been 5.04% at March 31, 2000, compared with 5.18% at year-end 1999.

      The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:


                                                                            MARCH 31, 2000
                                                             ---------------------------------------------
                                                                                         WELL-CAPITALIZED
                                                             WMBFA       WMB     WMBfsb       MINIMUM
                                                             -----       ---     ------       --------
Capital ratios:
  Tier 1 capital to adjusted total assets (leverage)          5.51%     5.73%     7.71%        5.00%
  Tier 1 capital to risk-weighted assets......               10.19     10.46     12.74         6.00
  Total capital to risk-weighted assets.......               11.35     11.36     13.81        10.00

      In addition, Washington Mutual Finance's industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well capitalized at March 31, 2000.

      Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at March 31, 2000.

      Our broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2000, both of our securities subsidiaries were in compliance with their applicable capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that there have not been any material changes in quantitative and qualitative information about market risk since year-end 1999. In particular, the loan securitizations during the fourth quarter of 1999 and first quarter of 2000 do not have a material impact on our interest rate risk profile.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      See Index of Exhibits on page 27.

      (b)  Reports on Form 8-K

               During the first quarter of 2000, the Company filed a report on Form 8-K dated January 20, 2000. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's fourth quarter 1999 financial results and audited consolidated financial statements for the quarter and year ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.

                              WASHINGTON MUTUAL, INC.

                              By:  /s/   FAY L. CHAPMAN
                                   --------------------------------------
                                   Fay L. Chapman
                                   Senior Executive Vice President

                              By:  /s/   RICHARD M. LEVY
                                   --------------------------------------
                                   Richard M. Levy
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                                   WASHINGTON MUTUAL, INC.

                                     INDEX OF EXHIBITS

Exhibit No.
-----------
  3.1     Restated Articles of Incorporation of the Company, as amended (the
          "Articles") (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,1999 and incorporated herein by reference.  File No. 0-25188).

  3.2 Bylaws of the Company, as amended (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 and incorporated herein by reference.
          File No. 0-25188).

  4.1     Rights  Agreement, dated October 16, 1990 (filed as an exhibit to the
          Company's Current Report on Form 8-K dated November 29, 1994 and incorporated herein by reference. File No. 0-25188).

  4.2 Amendment No. 1 to Rights Agreement, dated October 31, 1994 (filed as an exhibit to the Company's Current Report on Form 8-K dated November
          29, 1994 and incorporated herein by reference.  File No. 0-25188).

  4.3 Supplement to Rights Agreement, dated November 29, 1994 (filed as an exhibit to the Company's current report on Form 8-K dated November 29, 1994 and incorporated herein by reference. File No. 0-25188.)

  4.4     The registrant agrees to furnish the Securities and Exchange
          Commission, upon request, with copies of all instruments defining the rights of holders of long-term debt of Washington Mutual and its consolidated subsidiaries.

  27      Financial Data Schedule.*

-----------
* Filed electronically with the Securities and Exchange Commission.

                                    27