Form 10-Q
period 2000-06-30
WASHINGTON MUTUAL INC
filed 2000-08-14
CIK 933136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

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



   The number of shares outstanding of the issuer's classes of common stock as of July 31, 2000:

                          Common Stock - 538,875,903(1)

                     (1) Includes the 12,000,000 shares held in escrow.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
                                     PART I

Item 1.  Financial Statements......................................................................  1
            Consolidated Statements of Income -
              Three and Six Months Ended June 30, 2000 and 1999....................................  2
            Consolidated Statements of Comprehensive Income -
              Three and Six Months Ended June 30, 2000 and 1999....................................  3
            Consolidated Statements of Financial Condition -
              June 30, 2000 and December 31, 1999..................................................  4
            Consolidated Statements of Stockholders' Equity -
              Six Months Ended June 30, 2000 and 1999..............................................  5
            Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999..............................................  6
            Notes to Consolidated Financial Statements.............................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 11
            General................................................................................ 11
            Results of Operations.................................................................. 11
            Review of Financial Condition.......................................................... 18
            Asset Quality.......................................................................... 20
            Lines of Business...................................................................... 23
            Interest Rate Sensitivity.............................................................. 27
            Liquidity.............................................................................. 29
            Capital Adequacy....................................................................... 30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 30

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders....................................... 31

Item 6.  Exhibits and Reports on Form 8-K.......................................................... 32



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



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                               -------------- ---------      -----------------------
                                                 2000          1999            2000         1999
                                               -----------  -----------      ---------   -----------
                                                  (dollars in thousands, except per share amounts)
INTEREST INCOME
Loans ...................................    $2,237,514     $2,013,372    $4,458,705     $4,041,874
Available-for-sale ("AFS") securities ...       702,647        646,322     1,394,891      1,185,334
Held-to-maturity ("HTM") securities .....       333,187        258,416       672,283        505,793
Other interest and dividend income ......        88,655         41,512       139,770         80,739
                                              -----------------------------------------------------
Total interest income ...................     3,362,003      2,959,622     6,665,649      5,813,740

INTEREST EXPENSE
Deposits ................................       803,068        792,694     1,590,923      1,606,321
Borrowings ..............................     1,467,044      1,018,220     2,898,125      1,931,516
                                             ------------------------------------------------------
Total interest expense ..................     2,270,112      1,810,914     4,489,048      3,537,837
                                             ------------------------------------------------------
Net interest income .....................     1,091,891      1,148,708     2,176,601      2,275,903
Provision for loan losses ...............        44,076         42,857        85,238         84,557
                                             ------------------------------------------------------
Net interest income after
  provision for loan losses .............     1,047,815      1,105,851     2,091,363      2,191,346

NONINTEREST INCOME
Depositor and other retail banking fees..       239,773        182,114       450,806        345,531
Securities fees and commissions .........        83,516         69,364       166,089        128,886
Insurance fees and commissions ..........        10,836         10,269        22,315         20,939
Loan servicing income ...................        39,134         23,881        72,403         49,912
Loan related income .....................        29,044         26,859        53,065         53,406
Gain on sale of loans ...................        80,671         28,021       141,899         66,383
Gain (loss) from securities .............        (1,758)           342       (23,324)        (2,351)
Other income ............................        19,027         23,268        40,054         53,556
                                             ------------------------------------------------------
Total noninterest income ................       500,243        364,118       923,307        716,262

NONINTEREST EXPENSE
Compensation and benefits ...............       335,480        302,120       665,886        603,729
Occupancy and equipment .................       148,080        137,160       300,581        272,064
Telecommunications and outsourced
  information services ..................        77,359         67,180       154,286        137,244
Depositor and other retail banking losses        23,169         22,642        48,691         47,889
Transaction-related expense .............             -         36,569             -         60,371
Amortization of goodwill and other
  intangible assets .....................        27,137         23,262        53,883         48,635
Foreclosed asset (income) expense .......        (3,777)         1,956        (5,172)         5,750
Other expense ...........................       167,755        157,735       301,626        302,809
                                             ------------------------------------------------------
Total noninterest expense ...............       775,203        748,624     1,519,781      1,478,491
                                             ------------------------------------------------------
Income before income taxes ..............       772,855        721,345     1,494,889      1,429,117
Income taxes ............................       282,093        268,671       545,635        532,325
                                             ------------------------------------------------------
NET INCOME ..............................    $  490,762     $  452,674    $  949,254     $  896,792
                                             ======================================================
Net income attributable to common stock..    $  490,762     $  452,674    $  949,254     $  896,792
                                             ======================================================

Net income per common share:
Basic ...................................         $0.92          $0.78         $1.75          $1.54
Diluted .................................          0.92           0.78          1.75           1.54



                      See Notes to Consolidated Financial Statements.
                                       2


                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                       ----------------------  ---------------------
                                                           2000        1999      2000        1999
                                                       ---------     --------  --------    ---------
                                                                       (in thousands)

Net income ...........................................  $490,762     $452,674   $949,254     $896,792
Other comprehensive loss, net of income tax benefit:
  Unrealized loss on securities:
   Unrealized holding loss during the period, net
    of deferred income tax benefit of $62,044,
    $270,105, $199,917 and $310,087 ..................   (99,890)    (413,361)  (321,825)    (474,546)
   Reclassification adjustment for realized loss (gain)
    included in net income, net of income tax (benefit)
    of $(1,134), $96, $(9,106) and $932 ..............     1,825         (146)    14,656       (1,427)
   Amortization of market adjustment for
    mortgage-backed securities ("MBS")
    transferred from available for sale
    to held to maturity, net of deferred
    income tax of $868, $1,904, $1,709
    and $4,384 .......................................    (1,364)      (2,913)    (2,685)      (6,709)
                                                        --------     --------   --------     --------
                                                         (99,429)    (416,420)  (309,854)    (482,682)
  Minimum pension liability adjustment ...............        (1)           -      3,647       (1,760)
                                                        --------     --------   --------     --------
Other comprehensive loss .............................   (99,430)    (416,420)  (306,207)    (484,442)
                                                        --------     --------   --------     --------
Comprehensive income .................................  $391,332     $ 36,254   $643,047     $412,350
                                                        ========     ========   ========     ========






























                      See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2000           1999
                                                                   ------------    ------------
                                                                          (in thousands)
ASSETS
 Cash and cash equivalents ......................................  $  2,810,397     $  3,040,167
 Trading securities .............................................        35,737           34,660
 AFS securities, amortized cost of $42,287,418 and $42,564,180:
  MBS ...........................................................    40,193,874       40,972,653
  Investment securities .........................................       450,087          411,665
 HTM securities, fair value of $17,503,570 and $19,037,435:
  MBS ...........................................................    17,888,680       19,263,413
  Investment securities .........................................       137,414          138,052
 Loans:
  Loans held in portfolio .......................................   112,918,396      113,745,650
  Loans held for sale ...........................................     1,746,486          793,504
  Reserve for loan losses .......................................    (1,009,728)      (1,041,929)
                                                                   ------------     ------------
   Total loans, net of reserve for loan losses ..................   113,655,154      113,497,225
 Mortgage servicing rights ......................................       841,048          643,185
 Foreclosed assets ..............................................       172,091          198,961
 Premises and equipment .........................................     1,539,702        1,558,649
 Investment in Federal Home Loan Banks ("FHLBs") ................     3,151,187        2,916,749
 Goodwill and other intangible assets ...........................     1,134,406        1,199,854
 Other assets ...................................................     3,677,413        2,638,397
                                                                   ------------     ------------
   Total assets .................................................  $185,687,190     $186,513,630
                                                                   ============     ============

LIABILITIES
 Deposits:
  Checking accounts..............................................  $ 15,021,583     $ 13,489,471
  Savings accounts and money market deposit accounts ("MMDAs")...    29,358,141       30,048,378
  Time deposit accounts .........................................    36,216,624       37,591,919
                                                                   ------------    -------------
   Total deposits ...............................................    80,596,348       81,129,768
 Federal funds purchased and commercial paper ...................     1,491,998          866,543
 Securities sold under agreements to repurchase
   ("reverse repurchase agreements") ............................    26,745,734       30,162,823
 Advances from FHLBs ............................................    59,324,779       57,094,053
 Other borrowings ...............................................     6,780,208        6,203,197
 Other liabilities ..............................................     2,196,358        2,004,567
                                                                   ------------     ------------
   Total liabilities ............................................   177,135,425      177,460,951

STOCKHOLDERS' EQUITY
 Common stock, no par value: 1,600,000,000 shares authorized -
  538,780,421 and 571,589,272 shares issued .....................             -                -
 Capital surplus - common stock .................................     1,368,976        2,205,201
 Accumulated other comprehensive loss:
  Unrealized loss on securities .................................      (977,268)        (667,414)
  Minimum pension liability adjustment ..........................        (3,383)          (7,030)
 Retained earnings ..............................................     8,163,440        7,521,922
                                                                   ------------     ------------
   Total stockholders' equity ...................................     8,551,765        9,052,679
                                                                   ------------     ------------
   Total liabilities and stockholders' equity ...................  $185,687,190     $186,513,630
                                                                   ============     ============





                      See Notes to Consolidated Financial Statements.

                          WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (UNAUDITED)

                                                            CAPITAL     ACCUMULATED
                                                            SURPLUS-      OTHER
                                                            COMMON     COMPREHENSIVE     RETAINED
                                             TOTAL           STOCK        LOSS           EARNINGS
                                          -----------      ----------   ------------    -----------
                                                                    (in thousands)

BALANCE, December 31, 1999 .............   $9,052,679     $2,205,201      $(674,444)    $7,521,922
Net income .............................      949,254              -              -        949,254
Cash dividends declared on common stock.     (307,736)             -              -       (307,736)
Common stock issued through employee
 stock plans, including tax benefit ....       32,714         32,714              -              -
Other comprehensive loss, net of
 related income tax benefit ............     (306,207)             -       (306,207)             -
Common stock repurchased and retired ...     (868,939)      (868,939)             -              -
                                           ----------     ----------      ----------    ----------
BALANCE, June 30, 2000 .................   $8,551,765     $1,368,976      $(980,651)    $8,163,440
                                           ==========     ==========      ==========    ==========

BALANCE, December 31, 1998 .............   $9,344,400     $2,994,653      $  74,281     $6,275,466
Net income .............................      896,792              -              -        896,792
Cash dividends declared on common stock.     (275,008)             -              -       (275,008)
Common stock issued through employee
 stock plans, including tax benefit ....       37,813         37,813              -              -
Other comprehensive loss, net of
 related income tax benefit ............     (484,442)             -       (484,442)             -
Common stock repurchased and retired ...     (457,993)      (457,993)             -              -
                                           ----------     ----------      ---------     ----------
BALANCE, June 30, 1999 .................   $9,061,562     $2,574,473      $(410,161)    $6,897,250
                                           ==========     ==========      =========     ==========




































                      See Notes to Consolidated Financial Statements.
                                       5


                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        -------------------------
                                                                                          2000             1999
                                                                                        ----------      ---------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................................................     $   949,254     $   896,792
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses ......................................................          85,238          84,557
  Gain on sale of loans ..........................................................        (141,899)        (66,383)
  Loss from securities ...........................................................          23,324           2,351
  Depreciation and amortization ..................................................         306,263         160,031
  Stock dividends from FHLBs .....................................................        (114,453)        (61,300)
  Transaction-related expense ....................................................               -          60,371
  Decrease in trading securities .................................................           2,003           9,658
  Origination of loans held for sale..............................................      (3,761,054)     (2,768,851)
  Sales of loans held for sale....................................................       2,797,138       5,976,890
  Increase in other assets........................................................      (1,013,214)       (323,036)
  Increase (decrease) in other liabilities .......................................         343,387      (1,334,810)
                                                                                       -----------     ----------
   Net cash (used) provided by operating activities ..............................        (524,013)      2,636,270

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of AFS securities .....................................................         (46,710)    (16,572,405)
 Purchases of HTM securities .....................................................          (1,285)        (86,510)
 Sales of AFS securities .........................................................         504,234       1,930,570
 Maturities of AFS securities ....................................................           2,779         128,269
 Maturities of HTM securities ....................................................           2,000           2,408
 Principal payments on securities.................................................       4,092,337       7,009,769
 Purchases of investment in FHLBs ................................................        (135,552)       (335,502)
 Purchases of loans...............................................................      (2,796,305)     (2,905,987)
 Sales of loans...................................................................      13,026,626          25,215
 Origination of loans, net of principal payments..................................     (12,557,081)     (5,473,844)
 Sales of foreclosed assets ......................................................         141,019         189,896
 Cash used for Alta ..............................................................         (21,823)              -
 Purchases of premises and equipment, net ........................................        (113,605)       (206,789)
                                                                                        ----------     -----------
   Net cash provided (used) by investing activities ..............................       2,096,634     (16,294,910)

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in deposits ............................................................        (533,420)     (2,366,827)
 (Decrease) increase in short-term borrowings.....................................      (5,347,664)      3,220,314
 Proceeds from long-term borrowings...............................................      14,516,556       9,928,623
 Repayments of long-term borrowings...............................................     (11,523,939)     (3,952,890)
 Proceeds from FHLBs advances.....................................................      43,346,733      54,883,808
 Repayments of FHLBs advances.....................................................     (41,116,251)    (48,408,331)
 Cash dividends paid on common stock .............................................        (307,736)       (275,008)
 Repurchase of common stock ......................................................        (868,939)       (457,993)
 Other capital transactions ......................................................          32,269          36,924
                                                                                       -----------     -----------
   Net cash (used) provided by financing activities ..............................      (1,802,391)     12,608,620
                                                                                       -----------     -----------
   Decrease in cash and cash equivalents .........................................        (229,770)     (1,050,020)
   Cash and cash equivalents, beginning of period ................................       3,040,167       2,756,974
                                                                                       -----------     -----------
   Cash and cash equivalents, end of period.......................................     $ 2,810,397     $ 1,706,954
                                                                                       ===========     ===========









                      See Notes to Consolidated Financial Statements.


                         WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ---------------------
                                                                     2000         1999
                                                                   --------     --------
                                                                        (in thousands)
NONCASH ACTIVITIES
 Loans exchanged for MBS ......................................   $3,012,795   $2,335,484
 Loans exchanged for trading securities .......................        2,607            -
 Real estate acquired through foreclosure .....................      135,756      197,818
 Loans originated to facilitate the sale of foreclosed assets .       21,607       28,973
 Loans held for sale originated to refinance existing loans ...      100,047    2,216,823
 Loans held in portfolio originated to refinance existing loans      834,477    2,210,116
 Trade date purchases not yet settled .........................            -      673,793

CASH PAID DURING THE PERIOD FOR
 Interest on deposits..........................................    1,539,223    1,551,258
 Interest on borrowings........................................    3,134,895    2,007,509
 Income taxes .................................................        4,642      473,518













































                      See Notes to Consolidated Financial Statements.
                                       7



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  EARNINGS PER SHARE ("EPS")

     Earnings per share ("EPS") are presented under two formats: earnings per share and diluted earnings per share. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus the impact of potentially dilutive common shares, such as stock options.

     Information used to calculate EPS was as follows:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                  ---------------------         -----------------------
                                                    2000        1999             2000            1999
                                                  ---------   ---------         -------        --------
                                                   (dollars in thousands, except per share amounts)

Net income ..................................       $490,762       $452,674       $949,254       $896,792

Weighted average shares
-----------------------
 Basic weighted average number of common
   shares outstanding .......................    532,327,052    580,214,730    542,057,088    581,072,470
 Dilutive effect of potential common shares..      1,172,475      2,179,938      1,022,004      2,387,996
                                                 -----------    -----------    -----------    -----------
 Diluted weighted average number of common
   shares outstanding .......................    533,499,527    582,394,668    543,079,092    583,460,466
                                                 ===========    ===========    ===========    ===========

Net income per common share
---------------------------
 Basic and diluted ..........................          $0.92          $0.78          $1.75         $1.54

     Options to purchase an additional 9,225,578 shares of common stock, with an exercise price ranging from $28.42 per share to $49.69 per share, were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our common stock during the quarter ended June 30, 2000.

     Additionally, as part of the business combination with Keystone Holdings, Inc., parent company of American Savings Bank, F.A., 12 million shares of common stock, with an assigned value of $27.74 per share, are held in an escrow for the benefit of the general and limited partners of Keystone Holdings, Inc., the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on earnings or market price. At June 30, 2000, the conditions were not met, and, therefore, the shares were not included in the above computations.

NOTE 2:  OTHER BORROWINGS

     As of both June 30, 2000 and December 31, 1999, other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company.

     In June 2000, through one of its subsidiaries, the Company issued a senior debt obligation totaling $450.0 million and bearing a fixed rate of 8.25%. The note is due on June 15, 2005.



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

     Financial highlights by lines of business:

                                                            THREE MONTHS ENDED JUNE 30, 2000
                               ---------------------------------------------------------------------------------------------------
                               CONSUMER       MORTGAGE      COMMERCIAL     FINANCIAL        CONSUMER     TREASURY/
                                BANKING       BANKING         BANKING      SERVICES         FINANCE       OTHER          TOTAL
                               ---------      ---------     ---------     ---------         ---------   ------------    ----------
                                                                         (in thousands)
Condensed income statement:
 Net interest income after
  provision for loan losses     $636,183     $193,159       $87,982        $    89        $82,716        $47,686      $1,047,815
 Noninterest income ......       252,538      131,383         8,135         95,979         16,019         (3,811)        500,243
 Noninterest expense .....       456,126      133,761        29,789         64,380         71,198         19,949         775,203
 Income taxes ............       156,422       68,975        24,291         12,320         11,436          8,649         282,093
                                --------    ---------      --------        -------        -------        -------      ----------
 Net income ..............      $276,173     $121,806       $42,037        $19,368        $16,101        $15,277      $  490,762
                                ========    =========      ========        =======        =======        =======      ==========

                                                                      JUNE 30, 2000
                             ------------------------------------------------------------------------------------------------------
Total assets ............    $83,142,652    $45,182,102  $20,926,385      $149,544      $9,061,127     $27,225,380   $185,687,190
                             ===========    ===========  ===========      ========      ==========     ===========   ============

                                                            THREE MONTHS ENDED JUNE 30, 1999
                             -------------------------------------------------------------------------------------------------------
                               CONSUMER        MORTGAGE     COMMERCIAL    FINANCIAL        CONSUMER       TREASURY/
                                BANKING        BANKING       BANKING      SERVICES         FINANCE         OTHER          TOTAL
                             ----------     ------------    ------------  ------------   ----------       ---------     ----------
                                                                           (in thousands)
Condensed income statement:
 Net interest income after
  provision for loan losses     $601,962       $216,275        $98,069       $   501        $56,840       $132,204     $1,105,851
 Noninterest income ........     193,515         68,347         10,854        83,661          7,107            634        364,118
 Transaction-related expense      24,992          9,352            283           722              -          1,220         36,569
 Noninterest expense .......     455,752        134,162         26,135        50,496         33,235         12,275        712,055
 Income taxes ..............     116,841         52,386         30,726        12,485         11,934         44,299        268,671
                                --------       --------        -------       -------       --------       --------     ----------
 Net income ................    $197,892       $ 88,722        $51,779       $20,459       $ 18,778       $ 75,044     $  452,674
                                ========       ========        =======       =======       ========       ========     ==========

                                                               DECEMBER 31, 1999
                              ------------------------------------------------------------------------------------------------------

Total assets ..............    $83,713,164    $46,373,128    $20,179,900    $123,525       $7,370,753    $28,753,160   $186,513,630
                               ===========    ===========    ===========    ========       ==========    ===========   ============

                                                  SIX MONTHS ENDED JUNE 30, 2000
                             ------------------------------------------------------------------------------------------------------
                              CONSUMER         MORTGAGE     COMMERCIAL    FINANCIAL         CONSUMER     TREASURY/
                               BANKING         BANKING       BANKING      SERVICES          FINANCE       OTHER            TOTAL
                             ---------       ------------   ----------    ----------      ----------     ----------     ----------
                                                                           (in thousands)

Condensed income statement:
 Net interest income after
  provision for loan losses   $1,249,875       $393,997       $177,808      $    172       $163,053       $106,458      $2,091,363
 Noninterest income ......       476,679        222,345         12,844       191,330         46,989        (26,880)        923,307
 Noninterest expense .....       905,381        267,199         58,848       124,366        134,378         29,609       1,519,781
 Income taxes ............       296,159        125,900         48,096        26,515         30,912         18,053         545,635
                              ----------      ---------       --------      --------       --------       --------      ----------
 Net income ..............    $  525,014       $223,243       $ 83,708      $ 40,621       $ 44,752       $ 31,916      $  949,254
                              ==========      =========       ========      ========       ========       ========      ==========


                           WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)


                                                                SIX MONTHS ENDED JUNE 30, 1999
                             ------------------------------------------------------------------------------------------------------
                              CONSUMER         MORTGAGE     COMMERCIAL    FINANCIAL         CONSUMER     TREASURY/
                               BANKING         BANKING       BANKING      SERVICES          FINANCE       OTHER            TOTAL
                             ----------        ---------    ----------    ----------       ---------    ----------        --------
                                                                       (in thousands)
Condensed income statement:
 Net interest income after
  provision for loan losses   $1,199,360       $430,414       $199,256      $  1,095       $111,004       $250,217      $2,191,346
 Noninterest income .......      373,580        142,482         18,878       154,491         13,786         13,045         716,262
 Transaction-related expense      42,543         13,730            421         2,196              -          1,481          60,371
 Noninterest expense .......     903,047        275,309         51,968        96,540         67,984         23,272       1,418,120
 Income taxes ..............     232,949        105,411         61,706        21,551         22,088         88,620         532,325
                              ----------       --------       --------      --------       --------       --------      ----------
 Net income ................  $  394,401       $178,446       $104,039      $ 35,299       $ 34,718       $149,889      $  896,792
                              ==========       ========       ========      ========       ========       ========      ==========

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on January 1, 2001. The impact of these statements cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Company as of December 31, 2000.

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

     We securitized or sold approximately $7.12 billion of seasoned residential loans during the second quarter. We retained approximately $1.06 billion of the securities from these transactions. This is in addition to the $8.69 billion of seasoned loans that we securitized or sold during the first quarter. We retained approximately $1.95 billion of the securities from these transactions. We continue our policy of selling primarily all of our fixed-rate single-family residential ("SFR") originations, as well as the specialty mortgage finance loans originated by our subsidiary Long Beach Mortgage. Our level of sales of specialty mortgage finance loans during the second quarter was below prior quarter levels in anticipation of receiving a better execution price during the subsequent period. We used the proceeds from the sales of our seasoned loans primarily to reduce our wholesale borrowings and to repurchase shares of our common stock.

RESULTS OF OPERATIONS

     OVERVIEW. Our net income for the quarter and six months ended June 30, 2000 was $490.8 million and $949.3 million, compared with $452.7 million and $896.8 million for the same periods in 1999. We had basic and diluted earnings per share of $0.92 and $1.75 for the quarter and six months ended June 30, 2000, and $0.78 and $1.54 for the quarter and six months ended June 30, 1999.

     NET INTEREST INCOME. Despite an increase in our average interest-earning assets to $177.80 billion for second quarter 2000 from $167.43 billion for the same period a year ago, net interest income declined approximately 5% in the second quarter of 2000 to $1.09 billion, compared with $1.15 billion in the second quarter of 1999. The decline in net interest income was due to the decrease in the net interest spread and margin. The net interest spread and margin were 2.30% and 2.43% for second quarter 2000, compared with 2.58% and 2.74% for the same period a year ago. Net interest income declined approximately 4% during the six months ended June 30, 2000 to $2.18 billion from $2.28 billion for the same period a year ago. This decline was also due to the decrease in the net interest spread and margin to 2.27% and 2.41% for the first half of 2000 from 2.60% and 2.76% for the first half of 1999.

     The compression in the net interest spread and margin was primarily due to the fact that our liabilities reprice to market more quickly than our assets. Interest rates have risen rapidly over the past year, as evidenced by an increase in the average three-month London Interbank Offered Rate ("LIBOR") from 5.06% in the second quarter of 1999 to 6.61% in the second quarter of 2000 and by a 175 basis point increase in the federal funds rate from 4.75% in June 1999 to 6.50% in June 2000.

     The cost of our interest-bearing liabilities increased 78 basis points to 5.27% for second quarter 2000 from 4.49% for the same period a year ago, driven primarily by a 109 basis point increase in the cost of borrowings. The cost of borrowings increased to 6.35% for second quarter 2000, compared with 5.26% for the same period a year ago. Similarly, the cost of our interest-bearing liabilities increased 63 basis points to 5.17% for the first six months of 2000 from 4.54% for the same period in 1999 as a result of an 87 basis point increase in the cost of borrowings. For the six months ended June 30, 2000, the cost of borrowings was 6.21%, up from 5.34% for the six months ended June 30, 1999.

      The overall yield on our interest-earning assets increased 50 basis points during the second quarter of 2000, driven primarily by a 52 basis point increase in the yield on our loans to 7.88%, compared with 7.36% for the same period in 1999. The rise in the yield on our loan portfolio was in response to increases in treasury-based indices and the Cost of Funds Index of the Eleventh District Federal Home Loan Bank ("COFI"). There was also a 29 basis point increase in the yield on our mortgage-backed securities ("MBS") portfolio to 6.90%, compared with 6.61%. Also contributing to the overall increase in the yield on interest-earning assets during the second quarter was a 289 basis point increase in the yield on investment securities to 8.43%, compared with 5.54% for the same period in 1999. The majority of this increase was due to special dividends from the Federal Home Loan Bank ("FHLB") of San Francisco, which contributed approximately six basis points to the net interest margin for the quarter.

     The yield on our interest-earning assets increased 30 basis points during the first half of 2000 primarily due to a 36 basis point increase in the yield on our loans to 7.76%, compared with 7.40% for the same period in 1999. The rise in the yield on loans was attributable to increases in treasury-based indices and COFI. Also contributing to the increase in the overall yield on our interest-earning assets was a 17 basis point increase in the yield on MBS and a 169 basis point increase in the yield on investment securities during the first six months of 2000.



     Selected average financial balances and the net interest spread and margin were as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                     --------------------------     ---------------------------
                                                        2000          1999              2000           1999
                                                     ----------     ---------        --------       --------
                                                                       (dollars in thousands)
Average balances:
 Loans .......................................      $113,597,564   $109,523,390    $114,943,499   $109,400,323
 MBS .........................................        59,525,121     54,227,044      59,785,887     50,019,420
 Investment securities and investment in FHLBs         4,674,386      3,681,555       4,397,455      3,646,188
                                                    ------------   ------------    ------------    -----------
  Total interest-earning assets ..............       177,797,071    167,431,989     179,126,841    163,065,931

Deposits .....................................        80,338,406     83,920,105      80,653,178     84,103,172
Borrowings ...................................        92,903,373     77,666,546      93,815,288     72,861,536
                                                    ------------   ------------    ------------    -----------
  Total interest-bearing liabilities .........       173,241,779    161,586,651     174,468,466    156,964,708

 Total assets ................................       183,712,586    173,205,859     185,044,732    168,748,350
 Stockholders' equity ........................         8,544,297      9,509,791       8,714,885      9,483,253

Weighted average yield on:
 Loans .......................................              7.88%          7.36%           7.76%          7.40%
 MBS .........................................              6.90           6.61            6.85           6.68
 Investment securities and investment in FHLBs              8.43           5.54            7.24           5.55

  Interest-earning assets ....................              7.57           7.07            7.44           7.14

Weighted average cost of:
 Deposits ....................................              4.02           3.79            3.97           3.85
 Borrowings ..................................              6.35           5.26            6.21           5.34

  Interest-bearing liabilities ...............              5.27           4.49            5.17           4.54

 Net interest spread .........................              2.30           2.58            2.27           2.60
 Net interest margin .........................              2.43           2.74            2.41           2.76

     The net interest spread is the difference between the weighted average yield on our interest-earning assets and the weighted average cost of our interest-bearing liabilities. The net interest margin measures our annualized net interest income as a percentage of average interest-earning assets.




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



                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                        2000 VS. 1999                         2000 VS. 1999
                              ----------------------------------    -----------------------------------
                                  INCREASE/(DECREASE) DUE TO             INCREASE/(DECREASE) DUE TO
                              ----------------------------------    -----------------------------------
                               VOLUME      RATE     TOTAL CHANGE    VOLUME        RATE     TOTAL CHANGE
                              ----------------------------------    -----------------------------------
                                                            (in thousands)
Interest income:
 Loans ..................... $ 76,776     $147,366     $224,142     $211,744     $ 205,087     $416,831
 MBS .......................   90,255       40,639      130,894      333,937        43,113      377,050
 Investment securities and
  investment in FHLBs ......   16,136       31,209       47,345       23,434        34,594       58,028
                              -------      -------      -------      -------      --------      -------
  Total interest income ....  183,167      219,214      402,381      569,115       282,794      851,909

Interest expense:
 Deposits ..................  (35,701)      46,075       10,374      (64,951)       49,553      (15,398)
 Borrowings ................  217,932      230,892      448,824      617,743       348,866      966,609
                             --------     --------     --------     --------     ---------     --------
  Total interest expense ...  182,231      276,967      459,198      552,792       398,419      951,211
                             --------     --------     --------     --------     ---------     --------
   Net interest income ..... $    936     $(57,753)    $(56,817)    $ 16,323     $(115,625)    $(99,302)
                             ========     ========     ========     ========     =========     ========

     NONINTEREST  INCOME.  Noninterest  income  was  $500.2  million  and $923.3 million for the quarter and six months ended June 30, 2000, compared with $364.1 million and $716.3 million for the same periods in 1999.

     Noninterest income consisted of the following:

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                          ---------------------     ----------------------
                                              2000        1999         2000         1999
                                          ---------   ---------     --------    ----------
                                                          (in thousands)
Depositor and other retail banking fees.    $239,773     $182,114    $450,806     $345,531
Securities fees and commissions ........      83,516       69,364     166,089      128,886
Insurance fees and commissions .........      10,836       10,269      22,315       20,939
Loan servicing income ..................      39,134       23,881      72,403       49,912
Loan related income ....................      29,044       26,859      53,065       53,406
Gain on sale of loans ..................      80,671       28,021     141,899       66,383
Gain (loss) from securities ............      (1,758)         342     (23,324)      (2,351)
Other income ...........................      19,027       23,268      40,054       53,556
                                            --------     --------    --------     --------
Total noninterest income ...............    $500,243     $364,118    $923,307     $716,262
                                            ========     ========    ========     ========

     Depositor and other retail banking fees of $239.8 million for the second quarter of 2000 increased 32% from $182.1 million for the same period in 1999. Depositor and other retail banking fees of $450.8 million for the first six months of 2000 increased 30% from $345.5 million for the same period a year ago. We collected more debit card, ATM, overdraft protection, nonsufficient funds and other fees related to checking accounts. The number of checking accounts increased by over 482,000 or 12% to 4,561,235 at June 30, 2000 from 4,079,171 a year ago.

     Securities fees and commissions were $83.5 million for the second quarter of 2000, up from $69.4 million for the second quarter of 1999. Securities fees and commissions increased to $166.1 million for the first half of 2000 from $128.9 million for the first half of 1999. During the quarter and six months ended June 30, 2000, there were higher sales of investment products and additional growth of assets under management by our investment management affiliate from $6.42 billion at June 30, 1999 to $8.09 billion at June 30, 2000.

     Loan servicing income increased to $39.1 million for the second quarter of 2000 from $23.9 million for the comparable period in 1999. Loan servicing income was $72.4 million for the six months ended June 30, 2000, up from $49.9 million for the same period a year ago. These increases were primarily due to growth in loans serviced for others as a result of securitizations and loan sales. The impact of this portfolio growth was partially offset by an increase in the mortgage servicing rights amortization.

     Gain on sale of loans increased by $52.7 million from $28.0 million during the second quarter of 1999 to $80.7 million during the second quarter of 2000. This increase was primarily attributable to the sale of $3.91 billion of seasoned adjustable-rate mortgages("ARMs") and $2.15 billion of securities created through the securitization of seasoned ARMs during the second quarter of 2000. Gain on sale of loans increased by $75.5 million from $66.4 million during the first six months of 1999 to $141.9 million during the first six months of 2000. This increase was primarily attributable to the sale of seasoned loans and securities during the second quarter and the sale of $1.71 billion of seasoned SFR loans and $5.03 billion of securities created through the securitization of seasoned ARMs during the first quarter of 2000.


     NONINTEREST  EXPENSE.  Noninterest expense totaled $775.2 million and $1.52 billion for the quarter and six months ended June 30, 2000, compared with $748.6 million and $1.48 billion for the same periods in 1999.

     Noninterest expense consisted of the following:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                          ---------------------       ----------------------
                                            2000        1999             2000         1999
                                          ---------   ---------       ----------  ----------
                                                            (in thousands)
Compensation and benefits ..........     $335,480       $302,120    $  665,886     $  603,729
Occupancy and equipment ............      148,080        137,160       300,581        272,064
Telecommunications and outsourced
 information services ..............       77,359         67,180       154,286        137,244
Depositor and retail banking losses.       23,169         22,642        48,691         47,889
Transaction-related expense ........            -         36,569             -         60,371
Amortization of goodwill and
 other intangible assets ...........       27,137         23,262        53,883         48,635
Foreclosed asset (income) expense ..       (3,777)         1,956        (5,172)         5,750
Advertising and promotion ..........       41,837         28,883        62,598         55,733
Postage ............................       24,852         21,333        48,367         43,384
Professional fees ..................       22,360         16,995        42,898         33,212
Regulatory assessments .............        7,746         14,840        15,765         30,203
Office supplies ....................        7,449          9,285        16,228         17,133
Travel and training ................       15,556         12,940        30,159         24,918
Proprietary mutual fund expense ....        8,257          5,854        16,094         13,444
Other expense ......................       39,698         47,605        69,517         84,782
                                         --------       --------    ----------     ----------
  Total noninterest expense.........     $775,203       $748,624    $1,519,781     $1,478,491
                                         ========       ========    ==========     ==========

     Compensation and benefits expense increased to $335.5 million for the second quarter of 2000 from $302.1 million for the same period in 1999. Compensation and benefits expense was $665.9 million for the first half of 2000, up from $603.7 million for the same period a year ago. The increases during the quarter and six months ended June 30, 2000 were primarily due to the acquisition of Long Beach Mortgage in October 1999, increased commission expense due to the higher volume of securities transactions and loan originations, and benefits expense.

     Occupancy and equipment expense was $148.1 million for the second quarter of 2000, compared with $137.2 million for the same period in 1999. Occupancy and equipment expense was $300.6 million for the six months ended June 30, 2000, up from $272.1 million for the six months ended June 30, 1999. Computer system upgrades caused an increase in depreciation, equipment and maintenance expense.

     Telecommunications and outsourced information services expense of $77.4 million for the second quarter of 2000 was up from $67.2 million for the comparable period in 1999. Telecommunications and outsourced information services expense increased to $154.3 million for the first six months of 2000 from $137.2 million for the same period a year ago. The increase reflects higher use of services resulting from new locations and a rate increase in our contract with IBM Global Services, effective January 1, 2000.

     We completed the integration of H. F. Ahmanson & Co. in the fourth quarter of 1999. Therefore, there were no transaction-related expenses incurred in the quarter and six months ended June 30, 2000, compared with $36.6 million and $60.4 million for the same periods in 1999. During the second quarter and first six months of 1999, we incurred costs associated with contract and temporary employment services, severance, facilities and equipment impairment as well as other costs that were expensed as incurred.

     Advertising and promotion expense increased to $41.8 million for second quarter 2000 from $28.9 million for the comparable period in 1999. Advertising and promotion expense was $62.6 million for the first half of 2000, up from $55.7 million for the first half of 1999. These increases were primarily due to additional costs associated with campaigns for various loan and deposit products.

     Regulatory assessments declined to $7.7 million in second quarter 2000 from $14.8 million for the same period in 1999. Regulatory assessments were also down to $15.8 million for the first half of 2000 from $30.2 million for the first half of 1999. The overall assessment rate for Savings Association Insurance Fund deposits was significantly reduced in first quarter 2000, which caused a corresponding decrease in regulatory assessments.

     TAXATION. Income taxes include federal and applicable state income taxes and payments in lieu of taxes. Income taxes of $282.1 million and $545.6 million for the quarter and six months ended June 30, 2000 represented an effective tax rate of 36.50%. Income taxes were $268.7 million and $532.3 million for the quarter and six months ended June 30, 1999, which represented an effective tax rate of 37.25%.

REVIEW OF FINANCIAL CONDITION

     ASSETS. Our assets declined to $185.69 billion at June 30, 2000 from $186.51 billion at December 31, 1999.

     SECURITIES. Our securities portfolio decreased by $2.11 billion to $58.71 billion during the six months ended June 30, 2000. This decline was due to paydowns, sales, and additional unrealized losses on the AFS investment portfolio in excess of the amount of MBS added to the portfolio. There were no purchases of MBS during the first half of 2000.

     LOANS. Total loans at June 30, 2000 were $114.66 billion, up slightly from $114.54 billion at December 31, 1999. Due to loan sales and securitizations, loan balances have remained relatively constant. The activity during the first half of 2000 consisted of originations of new loans of $28.02 billion and purchases of $2.80 billion, offset by loan sales and securitizations of $19.19 billion, and loan payments of $11.51 billion.

     Our current ARM products are primarily tied to treasury-based indices. The percentage of portfolio loans indexed to treasury averages is increasing due to the securitization and sale of COFI-based loans and the repayment of portfolio loans indexed to COFI. At June 30, 2000, 87% of real estate loans were adjustable rate, of which 66% were indexed to U.S. Treasury indices, 27% were indexed to COFI, and 7% to other indices. The remaining 13% of the real estate loan portfolio at June 30, 2000 were fixed rate. At December 31, 1999, 85% of real estate loans were adjustable rate, of which 52% were indexed to U.S. Treasury indices, 42% were indexed to COFI, and 6% to other indices. The remaining 15% of the year-end 1999 real estate loan portfolio were fixed rate.

     Loan originations and purchases were as follows:

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   --------------------  ----------------------
                                     2000       1999        2000        1999
                                   --------- ----------  ---------   ----------
                                                   (in millions)

Originated.......................  $15,855.9   $13,663.5  $28,020.7   $25,543.5
Purchased........................    2,092.0     1,801.6    2,796.3     3,102.4
                                   ---------   ---------  ---------   ---------
                                   $17,947.9   $15,465.1  $30,817.0   $28,645.9
                                   =========   =========  =========   =========

     Of total loan originations, SFR originations were $11.33 billion for the second quarter of 2000, compared with $11.00 billion for the same period in 1999. SFR originations were $19.83 billion for the first half of 2000, compared with $20.67 billion for the first half of 1999. Due to the higher interest rate environment and customer preference for short-term ARMs over fixed-rate loans, originations of short-term ARMs increased to $8.81 billion and $14.52 billion during the quarter and six months ended June 30, 2000, compared with $2.94 billion and $5.02 billion for the same periods a year ago.

     The increase in loans purchased during the second quarter of 2000 was primarily due to purchases through our correspondent channels. The decline in loans purchased during the first six months of 2000 was primarily due to a reduction in purchased specialty mortgage finance loans.

     SERVICING OF LOANS. Servicing rights are capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. In order to determine the fair value of servicing rights, we use a valuation model that calculates the present value of expected cash flows. Key assumptions used in the valuation model include discount rates, prepayment speeds, and base servicing costs, which are reviewed quarterly. Prepayment speeds are determined from market sources for fixed-rate mortgages with similar coupons and a combination of internal historical data and market reports for ARMs. In addition, we use inflation rates, ancillary income per loan and default rates.

     Changes in mortgage servicing rights ("MSR") for the quarter and six months ended June 30, 2000 were as follows:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30, 2000       JUNE 30, 2000
                                       ------------------   -----------------
                                                 (in thousands)

Balance, beginning of period........      $767,596               $643,185
     Additions......................       102,428                252,880
     Amortization...................       (28,976)               (55,017)
     Impairment adjustment..........             -                      -
                                          --------               --------
Balance, end of period..............      $841,048               $841,048
                                          ========               ========



      Changes in the loan servicing portfolio with MSR for the quarter and six months ended June 30, 2000 were as follows:

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30, 2000          JUNE 30, 2000
                                    ------------------     -----------------
                                                 (in thousands)

Balance, beginning of period........   $64,272,993            $55,268,239
     Additions......................     8,431,858             19,057,277
     Loan payments and other........    (2,204,608)            (3,825,273)
                                       -----------            -----------
Balance, end of period(1)...........   $70,500,243            $70,500,243
                                       ===========            ===========

(1) Balance at June 30, 2000 does not include approximately $8.26 billion of loans sold or securitized without capitalized MSR.

     MSR increased to $841.0 million at June 30, 2000 from $767.6 million at March 31, 2000 and from $643.2 million at December 31, 1999. The additions to MSR during the first and second quarters of 2000 were primarily due to loan sales and securitizations. The weighted average servicing fee was approximately 39 basis points for the first half of 2000.

     LIABILITIES. We primarily use customer deposits and wholesale borrowings to fund our loans and investments. Due to increased market competition for customer deposits, we have increasingly relied on wholesale borrowings. Deposits declined slightly to $80.60 billion at June 30, 2000 from $81.13 billion at year-end 1999. Savings accounts, MMDAs and checking accounts have increased as a percentage of total deposits to 55% at June 30, 2000, compared with 54% at December 31, 1999. These three products have the benefit of lower interest costs, compared with time deposit accounts. Even though transaction accounts are more liquid, we consider them to be the core relationship with our customers. In the aggregate, we view these core accounts to be a more stable source of long-term funding than time deposits.

     Our wholesale borrowing portfolio decreased slightly to $87.56 billion at June 30, 2000, compared with $88.12 billion at year-end 1999. Due to relative pricing advantages, we generally used advances from FHLBs and reverse repurchase agreements as our primary funding vehicles.

ASSET QUALITY

     PROVISION AND RESERVE FOR LOAN LOSSES. We analyze several important elements in determining the level of the provision for loan losses in any given period, such as current and historical economic conditions, asset quality trends, historical loan loss experience, and plans for problem loan administration and resolution. The results of the analysis indicated asset quality remained strong during the second quarter and first half of 2000.

     Nonaccrual loans decreased to $801.5 million at June 30, 2000 from $827.0 million at December 31, 1999 and $820.4 million at June 30, 1999. Actual loss experience, as measured by net charge offs, decreased to $42.5 million for the second quarter of 2000 from $59.0 million for the second quarter of 1999. In addition, net charge offs decreased to $83.4 million for the six months ended June 30, 2000 from $104.0 million for the same period in 1999. Included in the 1999 periods were charge offs of $17.8 million in previously established specific reserves on four commercial real estate properties that were obtained through acquisitions. Excluding these charge offs, net charge offs would have increased slightly by $1.3 million for the second quarter and would have declined $2.8 million for the six-month period. Net charge offs as a percentage of average loans were 0.15% for second quarter 2000, down from 0.22% for second quarter 1999. In addition, net charge offs as a percentage of average loans were 0.15% for the first half of 2000, compared with 0.19% for the comparable period a year ago.

     The provision for loan losses increased to $44.1 million and $85.2 million for the quarter and six months ended June 30, 2000 from $42.9 million and $84.6 million for the same periods in 1999. These increases were primarily due to an increase in the amount of specialty mortgage finance and commercial business loans, which typically have higher loss factors than SFR loans. During the second quarter and first half of 2000, we also originated more second mortgage and other consumer loans, which also typically have higher loss factors.

     In the following table, identified allowances of $17.1 million and $34.0 million were included in the basis of loans sold and securitized during the quarter and six months ended June 30, 2000.

     Changes in the reserve for loan losses were as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                               -------------------------        --------------------------
                                                   2000           1999              2000            1999
                                               ---------       ---------        ---------          -------
                                                                   (dollars in thousands)

Balance, beginning of period ..............   $1,025,244     $1,069,719         $1,041,929     $1,067,840
Provision for loan losses .................       44,076         42,857             85,238         84,557
Identified allowance for loans sold or
  securitized .............................      (17,094)             -            (34,024)         5,214
Loans charged off:
  SFR and SFR construction ................       (5,554)        (8,524)           (12,321)       (19,604)
  Second mortgage and other consumer:
    Banking subsidiaries ..................       (9,923)       (10,419)           (20,570)       (23,852)
    Washington Mutual Finance .............      (28,178)       (22,681)           (55,284)       (46,426)
  Specialty mortgage finance ..............         (788)          (143)            (1,376)          (199)
  Commercial business .....................       (3,663)        (1,261)            (4,443)        (3,716)
  Commercial real estate:
    Apartments ............................         (563)       (10,165)            (1,732)       (11,294)
    Other commercial real estate ..........         (615)       (12,713)            (1,003)       (15,509)
                                                 --------      --------            --------      --------
                                                 (49,284)       (65,906)           (96,729)      (120,600)
Recoveries of loans previously charged off:
  SFR and SFR construction ................          796            152                944          2,248
  Second mortgage and other consumer:
    Banking subsidiaries ..................        1,027            721              1,799          1,279
    Washington Mutual Finance .............        4,300          4,103              8,693          8,178
  Specialty mortgage finance ..............            8             28                517             56
  Commercial business .....................          385            223                615            451
  Commercial real estate:
    Apartments ............................           24              -                500          2,580
    Other commercial real estate ..........          246          1,692                246          1,786
                                              ----------     ----------         ----------     ----------
                                                   6,786          6,919             13,314         16,578
                                              ----------     ----------         ----------     ----------
Net charge offs ...........................      (42,498)       (58,987)           (83,415)      (104,022)
                                              ----------     ----------         ----------     ----------
Balance, end of period ....................   $1,009,728     $1,053,589         $1,009,728     $1,053,589
                                              ==========     ==========         ==========     ==========

Net charge offs (annualized) as a percentage
    of average loans.......................         0.15%          0.22%              0.15%          0.19%

                                                        JUNE 30,      DECEMBER 31,
                                                         2000           1999
                                                       --------     -----------
Total reserve for loan losses as a percentage of:
    Nonaccrual loans.......................                126%          126%
    Nonperforming assets...................                104           102
    Total loans
      (exclusive of the reserve for loan losses)          0.88          0.91

     At June 30, 2000, we had $16.70 billion of loans securitized and retained with recourse, and $4.43 billion of loans securitized and sold with recourse. At June 30, 2000, the liability for these recourse obligations was $106.3 million. When we securitize or sell loans with recourse, we retain the exposure for potential losses and, as a result, have established a recourse obligation.
Because the loans underlying these securities are similar to the loans in our loan portfolio, we estimate our recourse obligation on these securities in a manner similar to the method we use for establishing the reserve for loan losses on our loan portfolio. The liability for this recourse obligation is included in "other liabilities."

     Changes in the recourse liability were as follows:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                    --------------------     ------------------------
                                                      2000        1999          2000         1999
                                                    -------     --------     --------       ---------
                                                                (in thousands)

Balance, beginning of period ....................   $109,541     $127,966     $113,089     $144,257
Transfers .......................................          -            -            -      (15,000)
Charge offs, net of provision for recourse losses     (3,289)      (5,963)      (6,837)      (7,254)
                                                    --------     --------     --------      --------
Balance, end of period ..........................   $106,252     $122,003     $106,252      $122,003
                                                    ========     ========     ========      ========

     The total loss coverage represents the reserve for loan losses and recourse liability as a percentage of nonaccrual loans.

                                        JUNE 30,       DECEMBER 31,
                                           2000           1999
                                         --------     -----------

Total loss coverage percentage.........    139%            140%

     NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When securitized loans or loans sold with recourse become nonperforming, we repurchase them and include them in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due.

     Nonperforming assets consisted of the following:

                                        JUNE 30,  DECEMBER 31,
                                          2000        1999
                                       ---------   -----------
                                       (dollars in thousands)

Nonaccrual loans:
  SFR ................................. $527,888  $  601,896
  SFR construction.....................   17,734      18,017
  Second mortgage and other consumer:
      Banking subsidiaries.............   38,121      43,309
      Washington Mutual Finance........   61,211      54,817
  Specialty mortgage finance...........  104,169      57,193
  Commercial business..................   15,716       9,826
  Commercial real estate:
      Apartment buildings..............   14,534      21,956
      Other commercial real estate.....   22,180      20,011
                                        --------  ----------
                                         801,553     827,025
Foreclosed assets......................  172,091     198,961
                                        --------  ----------
                                        $973,644  $1,025,986
                                        ========  ==========

Nonperforming assets as a percentage
      of total assets..................     0.52%      0.55%

     Specialty mortgage finance loans on nonaccrual status increased by $47.0 million during the first half of 2000 as a result of increasing loan purchases and originations. These portfolios were unseasoned loans and the amount of such loans that has become nonperforming was within our expectations. As these portfolios continue to season and as we add more specialty mortgage finance loans to our portfolio, the balance of nonperforming assets related to these loans is anticipated to increase. The increase in commercial business loans on nonaccrual status of $5.9 million was primarily related to two agricultural-related loans. Management closely monitors the performance of the loans in these portfolios.

LINES OF BUSINESS

     We are managed along five major lines of business: consumer banking, mortgage banking, commercial banking, financial services, and consumer finance. Although we do not consider the treasury group to be a line of business, it manages investments and interest rate risk.

CONSUMER BANKING

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   ---------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   ---------
                                                 (in thousands)

Condensed income statement:
Net interest income after
  provision for loan losses......   $636,183  $601,962  $1,249,875  $1,199,360
Noninterest income...............    252,538   193,515     476,679     373,580
Transaction-related expense......          -    24,992           -      42,543
Noninterest expense..............    456,126   455,752     905,381     903,047
Income taxes.....................    156,422   116,841     296,159     232,949
                                    --------  --------  ----------  ----------
Net income.......................   $276,173  $197,892  $  525,014  $  394,401
                                    ========  ========  ==========  ==========

                                   JUNE 30,     DECEMBER 31,
                                     2000          1999
                                 -----------    ------------
                                      (in thousands)

Total assets.....................$83,142,652     $83,713,164
                                 ===========     ===========

     Net income for the second quarter of 2000 was $276.2 million, an increase of $78.3 million from $197.9 million for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $525.0 million, an increase of $130.6 million from $394.4 million for the six months ended June 30, 1999. The increase during the quarter was primarily due to an increase of $59.0 million in noninterest income, a decline of $25.0 million in transaction-related expense and an increase of $34.2 million in net interest income after provision for loan losses. The increase during the six-month period was primarily due to an increase of $103.1 million in noninterest income, a decline of $42.5 million in transaction-related expense and an increase of $50.5 million in net interest income after provision for loan losses. The rise in noninterest income resulted from an increase in depositor and other retail banking fees. This increase was due to the consumer banking group collecting more overdraft protection, nonsufficient funds and other fees related to checking accounts on an increased number of deposit accounts. The number of checking accounts increased by over 482,000 or 12% to 4,561,235 at June 30, 2000 from 4,079,171 a year ago.

     The increase in net interest income after provision for loan losses was primarily due to the increase in the net interest spread and margin. The yield on SFR loans for the consumer banking group responded more quickly than the cost of deposits to the rise in short-term interest rates during the quarter and six months ended June 30, 2000.

MORTGAGE BANKING

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   ---------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   ---------
                                                 (in thousands)
Condensed income statement:
Net interest income after
  provision for loan losses......   $193,159  $216,275    $393,997    $430,414
Noninterest income...............    131,383    68,347     222,345     142,482
Transaction-related expense......          -     9,352           -      13,730
Noninterest expense..............    133,761   134,162     267,199     275,309
Income taxes.....................     68,975    52,386     125,900     105,411
                                    --------  --------    --------    --------
Net income.......................   $121,806  $ 88,722    $223,243    $178,446
                                    ========  ========    ========    ========

                                   JUNE 30,       DECEMBER 31,
                                     2000            1999
                                 -----------      ------------
                                    (in thousands)

Total assets.....................$45,182,102      $46,373,128
                                 ===========      ===========

     Net income for the second quarter of 2000 was $121.8 million, an increase of $33.1 million from $88.7 million for the second quarter of 1999. Net income for the first six months of 2000 was $223.2 million, an increase of $44.8 million from $178.4 million for the same period in 1999. The increase during the quarter was primarily due to an increase of $63.0 million in noninterest income, partially offset by a decrease in net interest income after provision for loan losses of $23.1 million. The increase during the six-month period was primarily due to an increase of $79.9 million in noninterest income, partially offset by a decrease in net interest income after provision for loan losses of $36.4 million.

     Noninterest income increased primarily as a result of increased gain on sale of loans during the quarter and six months ended June 30, 2000. The gains during the second quarter of 2000 were generated by sales of $3.91 billion of seasoned ARMs and $2.15 billion of securities created through the securitization of seasoned ARMs. The increase in gain on sale of loans during the first half of 2000 was primarily attributable to the sale of seasoned loans and securities during the second quarter and the sale of $1.71 billion of seasoned SFR loans and $5.03 billion of securities created through the securitization of seasoned ARMs during the first quarter of 2000. The decline in net interest income was primarily due to the compression of the net interest spread and margin. The cost of borrowings for the mortgage banking group responded more quickly than the yield on ARMs to the rise in short-term interest rates during the quarter and six months ended June 30, 2000.

COMMERCIAL BANKING

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   ----------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   ----------
                                                 (in thousands)

Condensed income statement:
Net interest income after
  provision for loan losses........  $87,982   $98,069    $177,808    $199,256
Noninterest income.................    8,135    10,854      12,844      18,878
Transaction-related expense........        -       283           -         421
Noninterest expense................   29,789    26,135      58,848      51,968
Income taxes.......................   24,291    30,726      48,096      61,706
                                     -------   -------    --------    --------
Net income.........................  $42,037   $51,779    $ 83,708    $104,039
                                     =======   =======    ========    ========

                                    June 30,    December 31,
                                      2000        1999
                                    --------    ------------
                                         (in thousands)

Total assets.......................$20,926,385  $20,179,900
                                   ===========  ===========

     Net income for the second quarter of 2000 was $42.0 million, a decrease of $9.8 million from $51.8 million for the second quarter of 1999. Net income for the first half of 2000 was $83.7 million, a decrease of $20.3 million from $104.0 million for the comparable period in 1999. The decrease during the quarter was primarily due to a decline of $10.1 million in net interest income after provision for loan losses, resulting from the compression of the net interest spread and margin in the commercial real estate portfolio where the repricing indices for the majority of the portfolio responded more slowly to the rise in short-term interest rates than the cost of borrowings. The decrease during the six-month period was primarily due to a decline of $21.4 million in net interest income after provision for loan losses for the reasons discussed above.

FINANCIAL SERVICES

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   ---------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   ---------
                                                (in thousands)

Condensed income statement:
Net interest income after
  provision for loan losses........  $    89   $   501    $    172    $  1,095
Noninterest income.................   95,979    83,661     191,330     154,491
Transaction-related expense........        -       722           -       2,196
Noninterest expense................   64,380    50,496     124,366      96,540
Income taxes.......................   12,320    12,485      26,515      21,551
                                     -------   -------    --------    --------
Net income.........................  $19,368   $20,459    $ 40,621    $ 35,299
                                     =======   =======    ========    ========

                                    June 30,   December 31,
                                      2000         1999
                                    --------   -----------
                                         (in thousands)

Total assets....................... $149,544    $123,525
                                    ========    ========

     Net income for the second quarter of 2000 was $19.4 million, a decrease of $1.1 million from $20.5 million for the second quarter of 1999. Net income for the first six months of 2000 was $40.6 million, an increase of $5.3 million from $35.3 million for the same period a year ago. Noninterest income was up during the quarter and six months ended June 30, 2000 as a result of an increase in securities fees and commissions. During these periods, there were higher sales of investment products and growth of assets under management. The increase in noninterest expense was primarily due to an increase in commission expense related to a higher volume of securities transactions.

CONSUMER FINANCE

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   ---------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   ---------
                                                 (in thousands)

Condensed income statement:
Net interest income after
  provision for loan losses........  $82,716   $56,840    $163,053    $111,004
Noninterest income.................   16,019     7,107      46,989      13,786
Noninterest expense................   71,198    33,235     134,378      67,984
Income taxes.......................   11,436    11,934      30,912      22,088
                                     -------   -------    --------    --------
Net income.........................  $16,101   $18,778    $ 44,752    $ 34,718
                                     =======   =======    ========    ========

                                    JUNE 30,    DECEMBER 31,
                                      2000         1999
                                   ----------   ------------
                                        (in thousands)

Total assets.......................$9,061,127    $7,370,753
                                   ==========    ==========

     Net income for the second quarter of 2000 was $16.1 million, a decrease of $2.7 million from $18.8 million for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $44.8 million, an increase of $10.1 million from $34.7 million for the six months ended June 30, 1999. The decrease for the quarter was attributable to an increase of $38.0 million in noninterest expense, partially offset by increases of $25.9 million in net interest income after provision for loan losses and $8.9 million in noninterest income. The increase for the six-month period was attributable to increases of $52.0 million in net interest income after provision for loan losses and $33.2 million in noninterest income, partially offset by an increase of $66.4 million in noninterest expense.

     The increase in net interest income was due to an increase in average loans for second quarter 2000, compared with second quarter 1999. This increase was attributable to the growth in loans originated and purchased specialty mortgage finance loans. During the first quarter of 2000, the increase in noninterest income was primarily due to an increase in gain on sale of loans. Our level of sales of specialty mortgage finance loans during the second quarter was below prior quarter levels in anticipation of receiving a better execution price during the subsequent period. Accordingly, gain on sale of loans was less during the second quarter, but included an increase in loan-related income. The increase in noninterest expense during the quarter and six months ended June 30, 2000 was primarily due to Long Beach Mortgage operating expenses. Washington Mutual acquired Long Beach Mortgage on October 1, 1999. Since the transaction was accounted for as a purchase, Long Beach Mortgage operations were not included in the results for the quarter and six months ended June 30, 1999.

     Total assets increased by $1.69 billion to $9.06 billion at June 30, 2000 from $7.37 billion at year-end 1999. Total assets increased by $5.10 billion from $3.96 billion at June 30, 1999. These increases were primarily due to loans originated by Long Beach Mortgage and purchases of specialty mortgage finance loans.

TREASURY/OTHER

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   -------------------   -------------------
                                     2000       1999        2000        1999
                                   --------- ---------   ---------   -------
                                                 (in thousands)

Condensed income statement:
Net interest income after
  provision for loan losses.......   $47,686   $132,204    $106,458    $250,217
Noninterest income................    (3,811)       634     (26,880)     13,045
Transaction-related expense.......         -      1,220           -       1,481
Noninterest expense...............    19,949     12,275      29,609      23,272
Income taxes......................     8,649     44,299      18,053      88,620
                                     -------   --------    --------    --------
Net income........................   $15,277   $ 75,044    $ 31,916    $149,889
                                     =======   ========    ========    ========

                                     JUNE 30,   DECEMBER 31,
                                       2000        1999
                                     --------   ------------
                                         (in thousands)

Total assets......................$27,225,380    $28,753,160
                                  ===========    ===========

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

     A conventional view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we take into consideration expected prepayment speeds rather than contractual maturities. The balances reflect actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. We have used prepayment assumptions based on market estimates and past experience with our current portfolio. Since our non-maturity deposits are not contractually subject to repricing, they have been allocated based on expected decay rates. Non-rate sensitive items such as the reserve for loan losses and deferred loan fees/costs are not included in the table. The balance of fixed-rate loans held for sale is included in the 0-3 months category.




                                                                JUNE 30, 2000
                                   -------------------------------------------------------------------------------------
                                                               PROJECTED REPRICING
                                   -------------------------------------------------------------------------------------
                                   0-3 MONTHS       4-12 MONTHS         1-5 YEARS        THEREAFTER          TOTAL
                                   ----------       -----------         ---------        ----------          -----
                                                              (dollars in thousands)
INTEREST-SENSITIVE ASSETS
Adjustable-rate loans (1)         $56,104,874     $ 18,725,050       $19,330,764       $   781,241      $ 94,941,929
Fixed-rate loans (1)                2,124,656        2,871,939         7,553,017         6,757,441        19,307,053
Adjustable-rate
 securities (1), (2)               28,067,622        2,732,334         7,449,336           127,169        38,376,461
Fixed-rate securities (1)             917,760        2,487,024         9,521,061        12,401,089        25,326,934
Cash and cash equivalents           2,787,472           23,901                 -                 -         2,811,373
                                  -----------     ------------       -----------       -----------      ------------
                                  $90,002,384     $ 26,840,248       $43,854,178       $20,066,940      $180,763,750
                                  ===========     ============       ===========       ===========      ============
INTEREST-SENSITIVE LIABILITIES
Noninterest-bearing
 checking accounts (3)            $   467,324     $  1,158,246       $ 3,264,915       $ 3,790,451      $  8,680,936
Interest-bearing checking accounts,
 savings accounts and MMDAs (3)     3,904,855        7,708,930        14,910,037         9,174,966        35,698,788
Time deposit accounts               7,620,701       23,083,564         5,467,378            44,119        36,215,762
Short-term and
 adjustable-rate borrowings        77,408,671        2,093,130                 -                 -        79,501,801
Long-term fixed-rate
 borrowings                         2,015,854        6,847,819         2,758,701         3,257,223        14,879,597
Derivatives matched
 against liabilities              (18,210,050)      12,549,100         7,650,950        (1,990,000)                -
                                  -----------     ------------       -----------       -----------      ------------
                                  $73,207,355     $ 53,440,789       $34,051,981       $14,276,759      $174,976,884
                                  ===========     ============       ===========       ===========      ============
Repricing gap                     $16,795,029     $(26,600,541)      $ 9,802,197       $ 5,790,181
                                  ============    ============       ===========       ===========
Cumulative gap                    $16,795,029     $ (9,805,512)      $    (3,315)      $ 5,786,866
                                  ============    ============       ===========       ===========
Cumulative gap as a
 percentage of total assets              9.04%           (5.28)%              0%              3.12%

Total assets                                                                                            $185,687,190
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

LIQUIDITY

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Our long-term growth objectives are to attract and retain stable consumer deposit relationships and to maintain stable sources of wholesale funds. Because the interest rate environment of recent years has inhibited growth of consumer deposits, we have supported our growth through business combinations with other financial institutions and by increasing our use of wholesale borrowings.

     We monitor our ability to meet short-term cash requirements using guidelines established by our Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the six months ended June 30, 2000 of $949.3 million, $135.1 million for noncash items and $1.61 billion of other net cash outflows from operating activities. Cash flows from investing activities consisted mainly of both proceeds from sales and purchases of securities, and loan principal repayments and loan originations. For the six months ended June 30, 2000, cash flows from investing activities included sales, maturities and principal payments on securities totaling $4.60 billion. Loans originated and purchased for investment were in excess of repayments and sales by $2.33 billion. Cash flows from financing activities consisted of the net change in our deposit accounts and short-term borrowings, the proceeds from and repayments of long-term borrowings and FHLBs advances, and the repurchase of our common stock. For the six months ended June 30, 2000, the above mentioned financing activities decreased cash and cash equivalents by $1.53 billion on a net basis. Cash and cash equivalents were $2.81 billion at June 30, 2000. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

     At June 30, 2000, we were in a position to obtain approximately $38.18 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

     Our capital (stockholders' equity) was $8.55 billion at June 30, 2000, down from $9.05 billion at December 31, 1999. In order to effectively deploy excess capital, we continue to repurchase our common stock. Since April 20, 1999, the inception of the repurchase program, we have repurchased a total of 66.3 million shares as part of our previously announced purchase programs totaling 111.3 million shares. During the second quarter of 2000, we repurchased 15.0 million shares of common stock at an average price of $26.94. These stock repurchases and the $309.9 million increase in the unrealized loss on AFS securities to $977.3 million were the primary factors in a decline of the ratio of stockholders' equity to assets to 4.61% at June 30, 2000 from 4.85% at December 31, 1999. The unrealized loss on AFS securities at December 31, 1999 was $667.4 million.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                                   JUNE 30, 2000
                                                       ----------------------------------------
                                                                               WELL-CAPITALIZED
                                                       WMBFA     WMB   WMBFSB      MINIMUM
                                                       -----     ---   ------      -------
Capital ratios:
  Tier 1 capital to adjusted total assets (leverage).  5.55%   5.71%     7.37%      5.00%
  Tier 1 capital to risk-weighted assets.............  9.94   10.00     12.26       6.00
  Total capital to risk-weighted assets.............. 11.02   10.88     13.25      10.00

     The total estimated risk-based capital for Washington Mutual, Inc. was 11.29% at June 30, 2000. This ratio is an estimate of what Washington Mutual, Inc.'s total risk-based capital would be if it were a bank holding company that complies with Federal Reserve capital requirements.

     In addition, Washington Mutual Finance's industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well capitalized at June 30, 2000.

     Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at June 30, 2000.

     Our broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2000, both of our securities subsidiaries were in compliance with their applicable capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that there have not been any material changes in quantitative and qualitative information about market risk since year-end 1999. In particular, the loan securitizations during the six months ended June 30, 2000 do not have a material impact on our interest rate risk profile.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Washington  Mutual,  Inc. held its annual meeting of shareholders on April 18, 2000. A brief description of each matter voted on and the results of the shareholder  voting are set forth below:

                                                          VOTES        VOTES      ABSTENTIONS/
                                                           FOR        AGAINST        NON-VOTES
                                                           ---        -------        ---------
1. The election of seven directors set forth below:

   Mary E. Pugh                  (term ending 2002)   475,705,556            -        8,053,153
   Douglas P. Beighle            (term ending 2003)   478,110,751            -        5,647,958
   J. Taylor Crandall            (term ending 2003)   378,200,343            -      105,558,366
   Kerry K. Killinger            (term ending 2003)   477,168,167            -        6,590,542
   Michael K. Murphy             (term ending 2003)   478,236,149            -        5,522,560
   Elizabeth A. Sanders          (term ending 2003)   478,242,695            -        5,516,014
   Willis B. Wood, Jr.           (term ending 2003)   475,676,821            -        8,081,888

2. Amendment to Washington Mutual's 1994
   Stock Option Plan.                                 413,446,797    66,821,304      78,059,093

3. Amendment to Washington Mutual's Bonus
   and Incentive Plan for Executive Officers
   and Senior Management.                             453,263,442    26,730,642      78,333,110

4. Amendment to Washington Mutual's
   Restricted Stock Plan.                             461,887,049    18,246,821      78,193,324

5. Ratification of the appointment of
   Deloitte & Touche LLP as the Company's
   Independent Auditors.                              480,758,466     1,105,037      76,463,691

6. Amendment to the Nomination of Board Candidates.    31,513,293   357,252,761     169,561,140

7. Amendment to the Hiring of Proxy
   Advisory Firm by Shareholder vote.                  16,943,326   370,248,208     171,135,660

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            See Index of Exhibits on page 34.

      (b)  Reports on Form 8-K

      During the second quarter of 2000, the Company filed a report on Form 8-K dated April 21, 2000. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's first quarter 2000 financial results and unaudited consolidated financial statements for the quarter ended March 31, 2000.

      During the second quarter of 2000, the Company filed a report on Form 8-K dated April 4, 2000. The report included under Item 7 of Form 8-K an Underwriting Agreement dated March 30, 2000 between the Registrant and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated for the Company to issue subordinated debt securities totaling $500.0 million and bearing a fixed rate of 8.25%. The notes are due on April 1, 2010.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                 WASHINGTON MUTUAL, INC.

                 By: /s/   FAY L. CHAPMAN
                     -------------------------------------
                     Fay L. Chapman
                     Senior Executive Vice President and
                     General Counsel

                 By: /s/   RICHARD M. LEVY
                     -------------------------------------
                     Richard M. Levy
                     Senior Vice President and Controller
                     (Principal Accounting Officer)



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

3.2   Restated bylaws of the Company, as amended.

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

27    Financial Data Schedule.
