Form 10-Q
period 2000-09-30
WASHINGTON MUTUAL INC
filed 2000-11-14
CIK 933136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark  One)
 [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]





    The number of shares outstanding of the issuer's classes of common stock as of October 31, 2000:

                          Common Stock - 539,280,106(1)

               (1) Includes the 12,000,000 shares held in escrow.




                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                                     PART I

Item 1.  Financial Statements.................................................................................    1
             Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 2000 and 1999........................................    2
             Consolidated Statements of Comprehensive Income -
               Three and Nine Months Ended September 30, 2000 and 1999........................................    3
             Consolidated Statements of Financial Condition -
               September 30, 2000 and December 31, 1999.......................................................    4
             Consolidated Statements of Stockholders' Equity -
               Nine Months Ended September 30, 2000 and 1999..................................................    5
             Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999..................................................    6
             Notes to Consolidated Financial Statements.......................................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................   11
             General..........................................................................................   11
             Results of Operations............................................................................   12
             Review of Financial Condition....................................................................   17
             Asset Quality....................................................................................   20
             Lines of Business................................................................................   23
             Interest Rate Sensitivity........................................................................   26
             Liquidity........................................................................................   28
             Capital Adequacy.................................................................................   28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................   29

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K.....................................................................   30


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




                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            --------------------------       --------------------------
                                                               2000           1999              2000          1999
                                                            ------------  ------------       ------------  ------------
                                                                 (dollars in thousands, except per share amounts)
INTEREST INCOME
  Loans................................................      $2,396,449     $2,126,725        $ 6,855,154    $6,168,599
  Available-for-sale ("AFS") securities................         703,405        644,262          2,098,296     1,829,596
  Held-to-maturity ("HTM") securities..................         325,782        239,199            998,065       744,992
  Other interest and dividend income...................          59,305         49,330            199,075       130,069
                                                              ---------     ----------         ----------     ---------
    Total interest income..............................       3,484,941      3,059,516         10,150,590     8,873,256

INTEREST EXPENSE
  Deposits.............................................         844,318        775,800          2,435,241     2,382,121
  Borrowings...........................................       1,606,640      1,164,050          4,504,765     3,095,566
                                                            -----------     ----------        -----------    ----------
     Total interest expense............................       2,450,958      1,939,850          6,940,006     5,477,687
                                                            -----------     ----------        -----------    ----------
     Net interest income...............................       1,033,983      1,119,666          3,210,584     3,395,569
   Provision for loan losses...........................          47,565         40,799            132,803       125,356
                                                            -----------     ----------        -----------    ----------
     Net interest income after provision for loan losses        986,418      1,078,867          3,077,781     3,270,213

NONINTEREST INCOME
  Depositor and other retail banking fees..............         256,435        198,360            707,241       543,891
  Securities fees and commissions......................          78,369         70,781            244,458       199,667
  Insurance fees and commissions.......................          10,671         10,571             32,986        31,510
  Loan servicing income................................          37,709         23,871            110,112        73,783
  Loan related income..................................          30,086         24,586             83,151        77,992
  Gain on sale of loans................................          55,523         14,642            197,422        81,025
  Gain (loss) from securities..........................           9,318         (9,549)           (14,006)      (11,900)
  Other income.........................................          32,813         36,257             72,867        89,813
                                                            -----------     ----------         ----------    ----------
     Total noninterest income..........................         510,924        369,519          1,434,231     1,085,781

NONINTEREST EXPENSE
  Compensation and benefits............................         339,061        294,323          1,004,947       898,052
  Occupancy and equipment..............................         145,518        139,237            446,099       411,301
  Telecommunications and outsourced
     information services..............................          81,982         70,862            236,268       208,106
  Depositor and other retail banking losses............          27,638         29,594             76,329        77,483
  Transaction-related expense..........................               -         12,673                  -        73,044
  Amortization of goodwill and other intangible assets.          26,866         23,447             80,749        72,082
  Foreclosed asset income..............................            (635)        (7,043)            (5,807)       (6,314)
  Other expense........................................         164,325        136,363            465,951       444,193
                                                            -----------     ----------        -----------    ----------
     Total noninterest expense.........................         784,755        699,456          2,304,536     2,177,947
                                                            -----------     ----------        -----------    ----------
     Income before income taxes........................         712,587        748,930          2,207,476     2,178,047
Income taxes...........................................         260,094        278,950            805,729       811,275
                                                            -----------     ----------        -----------    ----------
NET INCOME.............................................     $   452,493     $  469,980        $ 1,401,747    $1,366,772
                                                            ===========     ==========        ===========    ==========
Net income attributable to common stock................     $   452,493     $  469,980        $ 1,401,747    $1,366,772
                                                            ===========     ==========        ===========    ==========
Net income per common share:
  Basic................................................          $0.86           $0.83             $2.61          $2.37
  Diluted..............................................           0.86            0.83              2.60           2.37



                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  ------------------------
                                                                 2000           1999          2000         1999
                                                              ------------  ------------  -----------  -----------
                                                                                  (in thousands)
Net income..................................................      $452,493    $469,980    $1,401,747    $1,366,772
Other comprehensive income (loss), net of income tax (benefit):
   Unrealized gain (loss) on securities:
      Unrealized holding gain (loss) during the period, net
         of deferred income tax (benefit) of  $294,053,
         $(126,019), $94,137 and $(436,103)................        473,235    (192,855)      151,410      (667,396)
      Reclassification adjustment for realized (gain) loss
          included in net income, net of income tax (benefit)
          of $3,354, $(4,099), $(5,751) and $(3,167).......         (5,399)      6,274         9,257         4,847
      Amortization of market adjustment for
          mortgage-backed securities ("MBS") transferred
          from available for sale to held to maturity, net of
          deferred income tax of $843, $1,573, $2,552
          and $5,960.......................................         (1,323)     (2,408)       (4,008)       (9,122)
                                                                  --------    ---------   ----------    ----------
                                                                   466,513    (188,989)      156,659      (671,671)
   Minimum pension liability adjustment...................               -      (5,033)        3,647        (6,793)
                                                                  --------    ---------   ----------    ----------
Other comprehensive income (loss)..........................        466,513    (194,022)      160,306      (678,464)
                                                                  --------    --------    ----------    ----------
Comprehensive income.......................................       $919,006    $275,958    $1,562,053    $  688,308
                                                                  ========    ========    ==========    ==========






























                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2000              1999
                                                                                    -------------    --------------
                                                                                            (in thousands)
ASSETS
  Cash and cash equivalents.......................................................  $  2,218,333        $ 3,040,167
  Trading securities..............................................................        46,609             34,660
  AFS securities, amortized cost of $41,100,452  and $42,564,180:
    MBS...........................................................................    39,754,149         40,972,653
    Investment securities.........................................................       468,939            411,665
  HTM securities, fair value of $17,005,637 and $19,037,435:
    MBS...........................................................................    17,138,429         19,263,413
    Investment securities.........................................................       136,727            138,052
  Loans:
    Loans held in portfolio.......................................................   115,054,356        113,745,650
    Loans held for sale...........................................................     6,185,789            793,504
    Reserve for loan losses.......................................................    (1,011,817)        (1,041,929)
                                                                                    ------------       ------------
      Total loans, net of reserve for loan losses.................................   120,228,328        113,497,225
  Mortgage servicing rights.......................................................       899,240            643,185
  Foreclosed assets...............................................................       156,628            198,961
  Premises and equipment..........................................................     1,544,250          1,558,649
  Investment in Federal Home Loan Banks ("FHLBs").................................     3,195,901          2,916,749
  Goodwill and other intangible assets............................................     1,108,616          1,199,854
  Other assets....................................................................     3,884,001          2,638,397
                                                                                    ------------       ------------
        Total assets..............................................................  $190,780,150       $186,513,630
                                                                                    ============       ============
LIABILITIES
  Deposits:
    Checking accounts.............................................................  $ 14,656,567       $ 13,489,471
    Savings accounts and money market deposit accounts ("MMDAs")..................    29,843,865         30,048,378
    Time deposit accounts.........................................................    35,952,913         37,591,919
                                                                                    ------------       ------------
      Total deposits..............................................................    80,453,345         81,129,768
  Federal funds purchased and commercial paper....................................     3,913,673            866,543
  Securities sold under agreements to repurchase
     ("reverse repurchase agreements")............................................    30,588,865         30,162,823
  Advances from FHLBs.............................................................    56,938,413         57,094,053
  Other borrowings................................................................     6,907,166          6,203,197
  Other liabilities...............................................................     2,649,450          2,004,567
                                                                                    ------------       ------------
        Total liabilities.........................................................   181,450,912        177,460,951

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares authorized,
    539,082,138 and 571,589,272 shares issued.....................................             -                  -
  Capital surplus - common stock..................................................     1,383,584          2,205,201
  Accumulated other comprehensive loss:
    Unrealized loss on securities.................................................      (510,755)          (667,414)
    Minimum pension liability adjustment..........................................        (3,383)            (7,030)
  Retained earnings...............................................................     8,459,792          7,521,922
                                                                                    ------------       ------------
        Total stockholders' equity................................................     9,329,238          9,052,679
                                                                                    ------------       ------------
        Total liabilities and stockholders' equity................................  $190,780,150       $186,513,630
                                                                                    ============       ============





                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            CAPITAL       ACCUMULATED
                                                                            SURPLUS-         OTHER
                                                                            COMMON       COMPREHENSIVE         RETAINED
                                                         TOTAL               STOCK            LOSS             EARNINGS
                                                     -------------      -----------    -----------------    -----------
                                                                                     (in thousands)

BALANCE, December 31, 1999......................      $9,052,679        $2,205,201        $(674,444)         $7,521,922
Net income......................................       1,401,747                 -                -           1,401,747
Cash dividends declared on common stock.........        (463,877)                -                -            (463,877)
Common stock issued through employee
  stock plans, including tax benefit............          47,322            47,322                -                   -
Other comprehensive income, net of
  related income tax ...........................         160,306                 -          160,306                   -
Common stock repurchased and retired............        (868,939)         (868,939)               -                   -
                                                      ----------        ----------        ---------          ----------
BALANCE, September 30, 2000.....................      $9,329,238        $1,383,584        $(514,138)         $8,459,792
                                                      ==========        ==========        =========          ==========

BALANCE, December 31, 1998......................      $9,344,400        $2,994,653        $  74,281          $6,275,466
Net income......................................       1,366,772                 -                -           1,366,772
Cash dividends declared on common stock.........        (420,172)                -                -            (420,172)
Common stock issued through employee
  stock plans, including tax benefit............          49,006            49,006                -                   -
Other comprehensive loss, net of
  related income tax benefit....................        (678,464)                -         (678,464)                  -
Common stock repurchased and retired............        (755,562)         (755,562)               -                   -
                                                      ----------        ----------        ---------          ----------
BALANCE, September 30, 1999.....................      $8,905,980        $2,288,097        $(604,183)         $7,222,066
                                                      ==========        ==========        =========          ==========




































                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                      2000                    1999
                                                                                  ------------           -----------
                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................    $ 1,401,747           $ 1,366,772
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provision for loan losses.................................................        132,803               125,356
    Gain on sale of loans.....................................................       (197,422)              (81,025)
    Loss from securities......................................................         14,006                11,900
    Depreciation and amortization.............................................        401,370               256,761
    Stock dividends from FHLBs................................................       (114,453)              (97,598)
    Transaction-related expense...............................................              -                73,044
    (Increase) decrease in trading securities.................................         (6,091)                9,665
    Origination of loans held for sale........................................    (10,577,586)           (3,496,969)
    Proceeds from sales of loans held for sale................................      6,873,302             7,414,583
    Increase in other assets..................................................       (515,449)             (337,475)
    Increase (decrease) in other liabilities..................................        504,613            (1,096,184)
                                                                                  -----------           -----------
      Net cash (used) provided by operating activities........................     (2,083,160)            4,148,830

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of AFS securities.................................................     (1,036,755)          (17,861,797)
  Purchases of HTM securities.................................................         (1,288)              (86,510)
  Sales of AFS securities.....................................................      1,967,657             2,146,690
  Maturities of AFS securities................................................          3,428               117,142
  Maturities of HTM securities................................................          2,000                 6,903
  Principal payments on securities............................................      6,356,741            10,372,697
  Purchases of investment in FHLBs............................................       (180,266)             (552,153)
  Purchases of loans..........................................................     (4,959,191)           (6,339,752)
  Proceeds from sales of loans................................................     13,157,926                31,079
  Origination of loans, net of principal payments.............................    (14,972,569)          (10,736,970)
  Proceeds from sales of foreclosed assets....................................        209,496               275,585
  Cash used for Alta Residential Mortgage Trust...............................        (21,823)                    -
  Purchases of premises and equipment, net....................................       (179,844)             (240,370)
  Purchase of Bank Owned Life Insurance.......................................     (1,000,000)                    -
                                                                                  -----------           -----------
      Net cash used by investing activities...................................       (654,488)          (22,867,456)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in deposits........................................................       (676,423)           (3,867,653)
  (Decrease) increase in short-term borrowings................................     (6,521,348)            5,397,253
  Proceeds from long-term borrowings..........................................     25,365,445            12,767,856
  Repayments of long-term borrowings..........................................    (14,807,449)           (7,524,962)
  Proceeds from FHLBs advances................................................     70,561,183            73,175,271
  Repayments of FHLBs advances................................................    (70,717,774)          (60,391,387)
  Cash dividends paid on common stock.........................................       (463,877)             (420,172)
  Repurchase of common stock..................................................       (868,939)             (755,562)
  Other capital transactions..................................................         44,996                48,117
                                                                                  -----------           -----------
      Net cash provided by financing activities...............................      1,915,814            18,428,761
                                                                                  -----------           -----------
      Decrease in cash and cash equivalents...................................       (821,834)             (289,865)
      Cash and cash equivalents, beginning of period..........................      3,040,167             2,756,974
                                                                                  -----------           -----------
      Cash and cash equivalents, end of period................................    $ 2,218,333           $ 2,467,109
                                                                                  ===========           ===========





                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                 -----------------------------------
                                                                                     2000                   1999
                                                                                 ------------            -----------
                                                                                            (in thousands)
NONCASH ACTIVITIES
  Loans exchanged for MBS.....................................................     $3,837,658             $2,335,484
  Loans exchanged for trading securities......................................          2,607                      -
  Real estate acquired through foreclosure....................................        194,170                268,596
  Loans originated to facilitate the sale of foreclosed assets................         27,007                 45,089
  Loans held for sale originated to refinance existing loans..................        286,640              2,410,717
  Loans held in portfolio originated to refinance existing loans..............      2,460,042              3,306,774
  Loans held in portfolio transferred to loans held for sale..................      1,313,588                      -
  Trade date purchases not yet settled........................................            413                      -
  Trade date sales not yet settled............................................         50,445                217,814

CASH PAID DURING THE PERIOD FOR
  Interest on deposits........................................................      2,366,950              2,333,109
  Interest on borrowings......................................................      4,619,924              3,093,272
  Income taxes................................................................         35,360                777,449












































                 See Notes to Consolidated Financial Statements.



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  EARNINGS PER SHARE

     Earnings per share ("EPS") are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the impact of potentially dilutive common stock equivalents, such as stock options.

       Information used to calculate EPS was as follows:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------------  -------------------------------
                                                        2000             1999           2000              1999
                                                   -------------     -------------  -------------    --------------
                                                           (dollars in thousands, except per share amounts)

Net income.......................................       $452,493          $469,980     $1,401,747       $1,366,772

Weighted average shares
-----------------------
  Basic weighted average number of common
     shares outstanding..........................    526,896,474       565,360,141    536,966,663      575,777,473
  Dilutive effect of potential common shares.....      1,991,650         1,333,556      1,345,219        1,997,716
                                                     -----------       -----------    -----------      -----------
  Diluted weighted average number of common
     shares outstanding..........................    528,888,124       566,693,697    538,311,882      577,775,189
                                                     ===========       ===========    ===========      ===========
Net income per common share
---------------------------
  Basic .........................................          $0.86             $0.83          $2.61            $2.37
  Diluted........................................           0.86              0.83           2.60             2.37

NOTE 2:  OTHER BORROWINGS

       As of both September 30, 2000 and December 31, 1999, other borrowings included Company-obligated mandatorily redeemable capital securities of the Company's subsidiary trusts holding solely $950.0 million aggregate liquidation amount of subordinated deferrable interest debentures of the Company.




                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3:  LINES OF BUSINESS

       Washington Mutual is managed along five major lines of business: consumer banking, mortgage banking, commercial banking, financial services, and consumer finance. The treasury group, although not considered a line of business, is responsible for the management of investments and interest rate risk. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

       Financial highlights by lines of business:

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   ------------------------------------------------------------------------------------
                                    CONSUMER    MORTGAGE   COMMERCIAL  FINANCIAL   CONSUMER     TREASURY/
                                     BANKING     BANKING    BANKING     SERVICES    FINANCE       OTHER          TOTAL
                                   ----------   --------   ---------- ----------  ----------  ------------   ----------
                                                                   (in thousands)
Condensed income statement:
  Net interest income after
    provision for loan losses...    $619,097    $161,804      $84,844    $   333     $93,491      $26,849      $986,418
  Noninterest income............     271,233      96,969       10,451     92,492      44,877       (5,098)      510,924
  Noninterest expense...........     465,051     146,044       33,189     61,160      68,406       10,905       784,755
  Income taxes..................     152,949      40,535       22,681     12,589      27,441        3,899       260,094
                                   ---------    --------      -------   --------     -------     --------      --------
  Net income....................    $272,330    $ 72,194      $39,425    $19,076     $42,521     $  6,947      $452,493
                                    ========    ========      =======    =======     =======     ========      ========

                                                                  SEPTEMBER 30, 2000
                                 --------------------------------------------------------------------------------------
 Total assets................... $82,963,243 $50,710,412  $21,315,524   $139,572  $9,810,904  $25,840,495  $190,780,150
                                 =========== ===========  ===========   ========  ==========  ===========  ============


                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   ------------------------------------------------------------------------------------
                                    CONSUMER    MORTGAGE   COMMERCIAL  FINANCIAL     CONSUMER   TREASURY/
                                     BANKING     BANKING    BANKING     SERVICES      FINANCE     OTHER          TOTAL
                                   ----------   --------   ---------- ----------    ---------   ----------   ----------
                                                                   (in thousands)
Condensed income statement:
  Net interest income after
    provision for loan losses...    $610,254    $204,787      $94,721    $   498     $65,585     $103,022    $1,078,867
  Noninterest income............     213,172      56,960        4,110     80,082       7,885        7,310       369,519
  Transaction-related expense...      11,664         137          137        (40)          -          775        12,673
  Noninterest expense...........     450,755     126,388       26,631     52,489      33,888       (3,368)      686,783
  Income taxes..................     133,966      50,182       26,837     10,803      15,271       41,891       278,950
                                    --------   ---------      -------    -------     -------    ---------    ----------
  Net income....................    $227,041   $  85,040      $45,226    $17,328     $24,311    $  71,034    $  469,980
                                    ========   =========      =======    =======     =======    =========    ==========

                                                                   DECEMBER 31, 1999
                                 --------------------------------------------------------------------------------------
  Total assets.................. $83,713,164 $46,373,128  $20,179,900   $123,525  $7,370,753  $28,753,160  $186,513,630
                                 =========== ===========  ===========   ========  ==========  ===========  ============


                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   -----------------------------------------------------------------------------------
                                    CONSUMER    MORTGAGE   COMMERCIAL  FINANCIAL     CONSUMER   TREASURY/
                                     BANKING     BANKING    BANKING     SERVICES      FINANCE     OTHER         TOTAL
                                   ----------   --------   ---------- ----------  ------------  ---------   ----------
                                                                   (in thousands)
Condensed income statement:
  Net interest income after
    provision for loan losses...  $1,868,972    $555,801     $262,652  $     505    $256,544     $133,307    $3,077,781
  Noninterest income............     747,912     319,314       23,295    283,822      91,866      (31,978)    1,434,231
  Noninterest expense...........   1,370,432     413,243       92,037    185,526     202,784       40,514     2,304,536
  Income taxes..................     449,108     166,435       70,777     39,104      58,353       21,952       805,729
                                 -----------    --------     --------  ---------   ---------     --------    ----------
  Net income.................... $   797,344    $295,437     $123,133  $  59,697   $  87,273     $ 38,863    $1,401,747
                                 ===========    ========     ========  =========   =========     ========    ==========



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   -------------------------------------------------------------------------------------
                                    CONSUMER    MORTGAGE   COMMERCIAL  FINANCIAL   CONSUMER     TREASURY/
                                     BANKING     BANKING    BANKING     SERVICES    FINANCE       OTHER           TOTAL
                                   ----------   --------   ---------- ----------  ---------     -----------   ----------
                                                                   (in thousands)

Condensed income statement:
  Net interest income after
    provision for loan losses...  $1,809,614    $635,200     $293,977   $  1,593  $176,589       $353,240    $3,270,213
  Noninterest income............     586,753     199,442       22,988    234,573    21,672         20,353     1,085,781
  Transaction-related expense...      54,207      13,868          558      2,156         -          2,255        73,044
  Noninterest expense...........   1,353,803     401,696       78,599    149,029   101,871         19,905     2,104,903
  Income taxes..................     366,916     155,593       88,542     32,354    37,359        130,511       811,275
                                  ----------    --------     --------   --------  --------       --------    ----------
  Net income....................  $  621,441    $263,485     $149,266   $ 52,627  $ 59,031       $220,922    $1,366,772
                                  ==========    ========     ========   ========  ========       ========    ==========

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     Statement of Financial Accounting Standards ("SFAS") No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES," was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on January 1, 2001. The adoption of these statements by the Company is not expected to materially affect the results of operations or financial condition of the Company.

       SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

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

GENERAL

     Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. Our banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, make residential loans, consumer loans, and limited types of commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities. Our consumer finance operations provide direct installment loans and related credit insurance services and purchase retail installment contracts. We originate, purchase, sell and service specialty mortgage finance loans through our subsidiaries, Washington Mutual Finance and Long Beach Mortgage. In addition, WMBFA purchases specialty mortgage finance loans. We also market annuities and other insurance products, offer full service securities brokerage operations, and act as the investment advisor to and the distributor of mutual funds.

       On August 21, 2000, Washington Mutual, Inc. announced that the Company had signed a definitive agreement to acquire Texas-based Bank United Corp. ("Bank United"). The purchase price will be approximately $1.5 billion, which is expected to create goodwill of approximately $530 million to be amortized over 20 years. Each share of Bank United common stock will be converted into 1.3 shares of Washington Mutual, Inc. common stock. This acquisition, which will be accounted for as a purchase, is anticipated to close in the first quarter of 2001, subject to the approval of Bank United's shareholders and regulatory authorities.

     On October 2, 2000, Washington Mutual, Inc. announced that the Company had signed a definitive agreement to acquire the residential mortgage business of the PNC Financial Services Group for approximately $605 million in cash. In addition, Washington Mutual, Inc. will pay off approximately $6.5 billion of intercompany borrowings of PNC's mortgage subsidiaries to their parent company. On a pro forma basis, the acquisition is expected to create goodwill of approximately $250 million to be amortized over 20 years. This transaction will be accounted for as a purchase and is anticipated to close in the first quarter of 2001, subject to regulatory approval.

     One of our business objectives is to expand our capability to generate loans. Loan originations increased $2.82 billion and $5.29 billion during the quarter-to-date and year-to-date periods. We have been developing ways of selling adjustable-rate mortgage ("ARM") loans in the secondary market to complement our existing strategy of selling fixed-rate loans. In order to achieve optimum pricing, current ARM production that is not retained in the loan portfolio will either be sold to investors shortly following origination or securitized and retained in the available-for-sale ("AFS") securities portfolio for a period of time, and then sold. This is reflected in the increased balance of loans held for sale to $6.19 billion at September 30, 2000 from $793.5 million at year-end 1999. This strategy will allow us to manage asset growth more efficiently and should reduce the volatility of income related to loans during changing interest rate environments. We expect to be able to increase the amount of noninterest income relative to net interest income through gains on sales of loans and loan servicing income.

RESULTS OF OPERATIONS

       OVERVIEW. Our net income for the quarter and nine months ended September 30, 2000 was $452.5 million and $1.40 billion, compared with $470.0 million and $1.37 billion for the same periods in 1999. We had basic and diluted earnings per share of $0.86 for the third quarter of 2000. For the nine months ended September 30, 2000, we had basic and diluted earnings per share of $2.61 and $2.60. We had basic and diluted earnings per share of $0.83 and $2.37 for the quarter and nine months ended September 30, 1999.

       NET INTEREST INCOME. Net interest income declined approximately 8% in the third quarter of 2000 to $1.03 billion, compared with $1.12 billion in the third quarter of 1999. The decline in net interest income was due to the decrease in the net interest spread and margin, partially offset by an increase in average interest-earning assets. The net interest spread and margin were 2.19% and 2.31% for third quarter 2000, compared with 2.50% and 2.64% for the same period a year ago. Net interest income declined approximately 5% during the nine months ended September 30, 2000 to $3.21 billion from $3.40 billion for the same period a year ago. This decline was also due to the decrease in the net interest spread and margin to 2.24% and 2.37% for the nine months ended September 30, 2000 from 2.56% and 2.72% for the nine months ended September 30, 1999.

       The compression in the net interest spread and margin was primarily due to the fact that our liabilities reprice to market rates more quickly than our assets. Interest rates have risen rapidly over the past year, as evidenced by an increase in the average three-month London Interbank Offered Rate ("LIBOR") from 5.44% in the third quarter of 1999 to 6.70% in the third quarter of 2000 and by a 125 basis point increase in the federal funds rate from 5.25% in September 1999 to 6.50% in September 2000.

       The cost of our interest-bearing liabilities increased 90 basis points to 5.51% for third quarter 2000 from 4.61% for the same period a year ago, driven primarily by a 113 basis point increase in the cost of borrowings. The cost of borrowings increased to 6.60% for third quarter 2000, compared with 5.47% for the same period a year ago. Similarly, the cost of our interest-bearing liabilities increased 72 basis points to 5.29% for the nine months ended September 30, 2000 from 4.57% for the same period in 1999 as a result of a 95 basis point increase in the cost of borrowings. For the nine months ended September 30, 2000, the cost of borrowings was 6.34%, up from 5.39% for the nine months ended September 30, 1999.

     The overall yield on our interest-earning assets increased 59 basis points during the third quarter of 2000, driven primarily by a 74 basis point increase in the yield on our loans to 8.09%, compared with 7.35% for the same period in 1999. The rise in the yield on our loan portfolio was the result of adjustments to variable-rate loans tied to treasury-based indices and the Cost of Funds Index of the Eleventh District Federal Home Loan Bank ("COFI"). For the same reasons, there was also a 30 basis point increase in the yield on our mortgage-backed securities ("MBS") portfolio to 7.00% for the third quarter of 2000, compared with 6.70% for the same period a year ago. Also contributing to the overall increase in the yield on interest-earning assets during the third quarter was an 84 basis point increase in the yield on investment securities to 6.46%, compared with 5.62% for the same period in 1999. This increase was due to a rise in Federal Home Loan Bank ("FHLB") of San Francisco dividend rates from 5.41% for third quarter 1999 to 6.25% for third quarter 2000.

       The yield on our interest-earning assets increased 40 basis points during the nine months ended September 30, 2000 primarily due to a 49 basis point increase in the yield on our loans to 7.87%, compared with 7.38% for the same period in 1999. The rise in the yield on loans was the result of adjustments to variable-rate loans tied to treasury-based indices and COFI. Also contributing to the increase in the overall yield on our interest-earning assets was a 21 basis point increase in the yield on MBS and a 140 basis point increase in the yield on investment securities during the nine months ended September 30, 2000. In addition to the rise in FHLB dividend rates, the nine-month yield on investment securities was also impacted by a larger than normal dividend from the FHLB of San Francisco, which contributed approximately six basis points to the net interest margin for the second quarter.



         Selected average financial balances and the net interest spread and margin were as follows:


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ----------------------------    -----------------------------
                                                               2000           1999             2000           1999
                                                          -------------- -------------    --------------  -------------
                                                                              (dollars in thousands)
Average balances:
  Loans..............................................      $118,399,234   $115,584,502       $116,103,819   $111,504,519
  MBS................................................        58,102,264     52,239,151         59,220,582     50,767,461
  Investment securities and investment in FHLBs......         4,398,396      4,101,172          4,397,772      3,799,978
                                                           ------------   ------------       ------------   ------------
    Total interest-earning assets....................       180,899,894    171,924,825        179,722,173    166,071,958

  Deposits...........................................        79,949,510     82,511,343         80,416,800     83,566,677
  Borrowings.........................................        96,904,261     84,500,292         94,852,461     76,795,776
                                                           ------------   ------------       ------------   ------------
    Total interest-bearing liabilities...............       176,853,771    167,011,635        175,269,261    160,362,453

  Total assets.......................................       188,014,534    177,663,218        186,041,782    171,129,534
  Stockholders' equity...............................         8,811,941      8,938,658          8,747,473      9,307,584

Weighted average yield on:
  Loans..............................................              8.09%          7.35%              7.87%          7.38%
  MBS................................................              7.00           6.70               6.90           6.69
  Investment securities and investment in FHLBs......              6.46           5.62               6.98           5.58

    Interest-earning assets..........................              7.70           7.11               7.53           7.13

Weighted average cost of:
  Deposits...........................................              4.20           3.73               4.05           3.81
  Borrowings.........................................              6.60           5.47               6.34           5.39

    Interest-bearing liabilities.....................              5.51           4.61               5.29           4.57

  Net interest spread................................              2.19           2.50               2.24           2.56
  Net interest margin................................              2.31           2.64               2.37           2.72

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

                                   THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                              2000 VS. 1999                              2000 VS. 1999
                              -----------------------------------------  ------------------------------------------
                                       INCREASE/(DECREASE) DUE TO                INCREASE/(DECREASE) DUE TO
                              -----------------------------------------  ------------------------------------------
                                   VOLUME        RATE      TOTAL CHANGE      VOLUME          RATE      TOTAL CHANGE
                              --------------   --------    ------------  -------------     --------    ------------
                                                                 (in thousands)
Interest income:
  Loans......................      $ 52,434    $217,290      $269,724       $261,381    $ 425,174    $  686,555
  MBS........................       101,382      40,903       142,285        435,353       84,078       519,431
  Investment securities and
    investment in FHLBs......         4,380       9,036        13,416         27,536       43,812        71,348
                                   --------    --------      --------       --------    ---------    ----------
    Total interest income....       158,196     267,229       425,425        724,270      553,064     1,277,334

Interest expense:
  Deposits...................       (24,824)     93,342        68,518        (91,451)     144,571        53,120
  Borrowings.................       183,955     258,635       442,590        803,488      605,711     1,409,199
                                   --------    --------      --------       --------    ---------    ----------
    Total interest expense...       159,131     351,977       511,108        712,037      750,282     1,462,319
                                   --------    --------      --------       --------    ---------    ----------
      Net interest income....      $   (935)   $(84,748)     $(85,683)      $ 12,233    $(197,218)   $ (184,985)
                                   ========    ========      ========       ========    =========    ==========

       NONINTEREST INCOME. Noninterest income was $510.9 million and $1.43 billion for the quarter and nine months ended September 30, 2000, compared with $369.5 million and $1.09 billion for the same periods in 1999.

       Noninterest income consisted of the following:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -----------------------------    ---------------------------
                                                           2000           1999              2000         1999
                                                      -------------   -------------    ------------  -------------
                                                                              (in thousands)
  Depositor and other retail banking fees...........       $256,435        $198,360      $  707,241     $  543,891
  Securities fees and commissions...................         78,369          70,781         244,458        199,667
  Insurance fees and commissions....................         10,671          10,571          32,986         31,510
  Loan servicing income.............................         37,709          23,871         110,112         73,783
  Loan related income...............................         30,086          24,586          83,151         77,992
  Gain on sale of loans.............................         55,523          14,642         197,422         81,025
  Gain (loss) from securities.......................          9,318          (9,549)        (14,006)       (11,900)
  Other income......................................         32,813          36,257          72,867         89,813
                                                           --------        --------      ----------     ----------
      Total noninterest income......................       $510,924        $369,519      $1,434,231     $1,085,781
                                                           ========        ========      ==========     ==========

       Depositor and other retail banking fees of $256.4 million for the third quarter of 2000 increased 29% from $198.4 million for the same period in 1999. Depositor and other retail banking fees of $707.2 million for the nine months ended September 30, 2000 increased 30% from $543.9 million for the same period a year ago. We collected more overdraft protection, nonsufficient funds, VISA Interchange, and other fees related to existing checking accounts. In addition, the number of checking accounts increased by more than 492,000 or 12% over the past year.

     Securities fees and commissions were $78.4 million for the third quarter of 2000, up from $70.8 million for the third quarter of 1999. Securities fees and commissions increased to $244.5 million for the nine months ended September 30, 2000 from $199.7 million for the nine months ended September 30, 1999. During the third quarter of 2000, assets under management by our investment management affiliate grew from $8.09 billion at June 30, 2000 to $8.43 billion at September 30, 2000, compared with a decline from $6.42 billion at June 30, 1999 to $6.33 billion at September 30, 1999. The growth in assets under management contributed to the majority of the increase in fee income for the quarter and year-to-date periods.

       Loan servicing income increased to $37.7 million for the third quarter of 2000 from $23.9 million for the comparable period in 1999. Loan servicing income was $110.1 million for the nine months ended September 30, 2000, up from $73.8 million for the same period a year ago. These increases were primarily due to growth in loans serviced for others as a result of loan sales and securitizations. The impact of this portfolio growth was partially offset by an increase in mortgage servicing rights amortization. The weighted average servicing fee was approximately 39 basis points during 2000 and 1999.

       Gain on sale of loans increased by $40.9 million from $14.6 million during the third quarter of 1999 to $55.5 million during the third quarter of 2000. The gain for the third quarter of 2000 was primarily attributable to the sale of $2.48 billion of current loan production and $1.35 billion of loans originated by Long Beach Mortgage. Gain on sale of loans increased by $116.4 million from $81.0 million during the nine months ended September 30, 1999 to $197.4 million during the nine months ended September 30, 2000. The year-to-date gain on sale of loans was attributable to the sale of $12.90 billion of seasoned loans, $4.14 billion of current loan production, and $2.65 billion of loans originated by Long Beach Mortgage during the nine months ended September 30, 2000. The gains for the quarter and nine months ended September 30, 1999 resulted from sales of $1.44 billion and $7.43 billion of current loan production.

       We recognized a gain from securities of $9.3 million during the third quarter of 2000, compared with a loss of $9.5 million during the third quarter of 1999. The third quarter 2000 gain included a $7.0 million gain on the sale of $296.0 million of securities retained from previous loan securitizations during the first quarter of 2000. The third quarter 1999 loss was primarily due to losses of $10.4 million from the sale of MBS. We recognized a loss from securities of $14.0 million and $11.9 million during the nine months ended September 30, 2000 and 1999.



       NONINTEREST EXPENSE. Noninterest expense totaled $784.8 million and $2.30 billion for the quarter and nine months ended September 30, 2000, compared with $699.5 million and $2.18 billion for the same periods in 1999.

       Noninterest expense consisted of the following:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                               ------------------------------     ------------------------------
                                                   2000              1999             2000              1999
                                               -------------    -------------     -------------    -------------
                                                                         (in thousands)
  Compensation and benefits....................     $339,061         $294,323        $1,004,947       $  898,052
  Occupancy and equipment .....................      145,518          139,237           446,099          411,301
  Telecommunications and outsourced
     information services......................       81,982           70,862           236,268          208,106
  Depositor and retail banking losses..........       27,638           29,594            76,329           77,483
  Transaction-related expense..................            -           12,673                 -           73,044
  Amortization of goodwill and
     other intangible assets...................       26,866           23,447            80,749           72,082
  Foreclosed asset income......................         (635)          (7,043)           (5,807)          (6,314)
  Advertising and promotion....................       39,015           28,388           101,613           84,121
  Postage......................................       24,566           22,291            72,933           65,675
  Professional fees............................       22,514           14,711            65,412           47,923
  Regulatory assessments.......................        7,936           14,621            23,701           44,824
  Office supplies..............................        7,662            7,996            23,890           25,129
  Travel and training..........................       16,605           11,984            46,764           36,901
  Proprietary mutual fund expense..............        7,455            8,137            23,549           21,581
  Other expense................................       38,572           28,235           108,089          118,039
                                                    --------         --------        ----------       ----------
      Total noninterest expense................     $784,755         $699,456        $2,304,536       $2,177,947
                                                    ========         ========        ==========       ==========

       Compensation and benefits expense increased to $339.1 million for the third quarter of 2000 from $294.3 million for the same period in 1999. Compensation and benefits expense was $1.00 billion for the nine months ended September 30, 2000, up from $898.1 million for the same period a year ago. The increases during the quarter and nine months ended September 30, 2000 were primarily due to the acquisition of Long Beach Mortgage in October 1999, increased commission expense due to the higher volume of securities transactions and loan originations, and benefits expense.

       Occupancy and equipment expense was $145.5 million for the third quarter of 2000, compared with $139.2 million for the same period in 1999. Occupancy and equipment expense was $446.1 million for the nine months ended September 30, 2000, up from $411.3 million for the nine months ended September 30, 1999. Computer system upgrades caused an increase in depreciation, equipment and maintenance expense. There was also an increase in depreciation expense during the quarter and year-to-date periods in 2000 attributable to leasehold improvements made during 1999 and 2000.

       Telecommunications and outsourced information services expense of $82.0 million for the third quarter of 2000 was up from $70.9 million for the comparable period in 1999. Telecommunications and outsourced information services expense increased to $236.3 million for the nine months ended September 30, 2000 from $208.1 million for the same period a year ago. The increases reflected higher use of services resulting from new locations and a rate increase in a contract with one of our significant third party service providers, effective January 1, 2000.

       We completed the integration of H. F. Ahmanson & Co. in the fourth quarter of 1999. Therefore, there were no transaction-related expenses incurred in the quarter and nine months ended September 30, 2000, compared with $12.7 million and $73.0 million for the same periods in 1999. During the quarter and nine months ended September 30, 1999, we incurred costs associated with contract and temporary employment services, severance, facilities and equipment impairment as well as other costs that were expensed as incurred.

       Advertising and promotion expense increased to $39.0 million for third quarter 2000 from $28.4 million for the comparable period in 1999. Advertising and promotion expense was $101.6 million for the nine months ended September 30, 2000, up from $84.1 million for the nine months ended September 30, 1999. These increases were primarily due to additional costs associated with campaigns for various loan and deposit products.

       Professional fees were $22.5 million for the third quarter of 2000, compared with $14.7 million for the same period a year ago. Professional fees were $65.4 million for the nine months ended September 30, 2000, compared with $47.9 million for the same period in 1999. These increases were attributable to various projects designed to streamline our processes and procedures, and to deliver new products.

       Regulatory assessments declined to $7.9 million in the third quarter of 2000 from $14.6 million for the same period in 1999. Regulatory assessments similarly declined to $23.7 million for the nine months ended September 30, 2000 from $44.8 million for the nine months ended September 30, 1999. The overall assessment rate for Savings Association Insurance Fund deposits was significantly reduced in the first quarter of 2000, which caused a corresponding decrease in regulatory assessments.

       TAXATION. Income taxes include federal and applicable state income taxes. Income taxes of $260.1 million and $805.7 million for the quarter and nine months ended September 30, 2000 represented an effective tax rate of 36.50%. Income taxes were $279.0 million and $811.3 million for the quarter and nine months ended September 30, 1999, which represented an effective tax rate of 37.25%.

REVIEW OF FINANCIAL CONDITION

       SECURITIES. Our securities portfolio decreased $3.28 billion or 5% to $57.54 billion at September 30, 2000 from $60.82 billion at year-end 1999. This decline was primarily comprised of paydowns of $6.36 billion and sales of $2.04 billion, partially offset by retained loan securitizations of $3.84 billion and purchases of $1.05 billion.




       LOANS. Total loans at September 30, 2000 were $121.24 billion, up $6.70 billion or 6% from $114.54 billion at December 31, 1999. The activity during the nine months ended September 30, 2000 consisted of loan originations of $43.60 billion and loan purchases of $4.96 billion, partially offset by loan sales and securitizations of $23.67 billion, and loan payments of $18.19 billion.

       Loans consisted of the following:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999
                                                        ---------------    -------------
                                                                  (in thousands)
Loans held in portfolio:
  Single-family residential ("SFR").................       $ 77,006,763     $ 80,234,426
  SFR construction..................................          1,413,815        1,242,784
  Second mortgage and other consumer:
      Banking subsidiaries..........................          7,496,481        6,393,315
      Washington Mutual Finance.....................          2,413,898        2,081,030
  Specialty mortgage finance........................          6,187,005        4,105,083
  Commercial business...............................          2,075,854        1,451,505
  Commercial real estate:
      Apartment buildings...........................         15,588,354       15,261,008
      Other commercial real estate..................          2,872,186        2,976,499
                                                           ------------     ------------
                                                            115,054,356      113,745,650
Loans held for sale.................................          6,185,789          793,504
Reserve for loan losses.............................         (1,011,817)      (1,041,929)
                                                           ------------     ------------
   Total loans, net of reserve for loan losses......       $120,228,328     $113,497,225
                                                           ============     ============

       Our current ARM products are primarily tied to treasury-based indices. The percentage of portfolio loans indexed to treasury averages is increasing due to the securitization and sale of COFI-based loans and the repayment of portfolio loans indexed to COFI. At September 30, 2000, 88% of real estate loans were adjustable rate, of which 66% were indexed to U.S. Treasury indices, 27% were indexed to COFI, and 7% to other indices. The remaining 12% of the real estate loan portfolio at September 30, 2000 were fixed rate. At December 31, 1999, 85% of real estate loans were adjustable rate, of which 52% were indexed to U.S. Treasury indices, 42% were indexed to COFI, and 6% to other indices. The remaining 15% of the year-end 1999 real estate loan portfolio were fixed rate.

       Loan originations and purchases were as follows:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------------------   -------------------------------
                                                        2000           1999             2000              1999
                                                   -------------  ---------------   -------------    --------------
                                                                            (in thousands)
Originated.......................................    $15,576,097      $12,760,376     $43,596,769       $38,303,861
Purchased........................................      2,236,106        3,433,765       4,959,191         6,339,752
                                                     -----------      -----------     -----------       -----------
                                                     $17,812,203      $16,194,141     $48,555,960       $44,643,613
                                                     ===========      ===========     ===========       ===========

       Of total loan originations, SFR originations were $11.18 billion for the third quarter of 2000, compared with $10.00 billion for the same period in 1999. SFR originations were $31.01 billion for the nine months ended September 30, 2000, compared with $30.67 billion for the comparable period in 1999. In particular, originations of short-term ARMs (less than one year) increased to $9.24 billion and $23.76 billion during the quarter and nine months ended September 30, 2000, compared with $4.36 billion and $9.38 billion for the same periods a year ago. The increase in short-term ARM originations was attributable to the higher interest rate environment during the first half of 2000 and customer preference for short-term ARMs over fixed-rate loans.

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

       Changes in mortgage servicing rights ("MSR") for the quarter and nine months ended September 30, 2000 were as follows:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                           -------------------         -------------------
                                                                           (in thousands)
Balance, beginning of period.........................            $841,048                 $643,185
     Additions.......................................              94,177                  347,057
     Amortization....................................             (35,985)                 (91,002)
     Impairment adjustment...........................                   -                        -
                                                                 --------                 --------
Balance, end of period...............................            $899,240                 $899,240
                                                                 ========                 ========

         Changes in the loan servicing portfolio with MSR for the quarter and nine months ended September 30, 2000 were as follows:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                          ----------------------      --------------------
                                                                           (in thousands)
Balance, beginning of period.........................         $70,500,243              $55,268,239
     Additions.......................................           4,721,540               23,790,343
     Loan payments and other.........................          (2,433,633)              (6,270,432)
                                                              -----------              -----------
Balance, end of period(1)............................         $72,788,150              $72,788,150
                                                              ===========              ===========

(1) Balance at September 30, 2000 does not include approximately $7.95 billion of loans sold or securitized without capitalized MSR.

       MSR increased to $899.2 million at September 30, 2000 from $841.0 million at June 30, 2000 and from $643.2 million at December 31, 1999. The additions to MSR during the nine months ended September 30, 2000 were primarily due to loan sales and securitizations. The weighted average servicing fee on the additions to the loan servicing portfolio was approximately 44 basis points during the nine months ended September 30, 2000.

       LIABILITIES. We primarily use customer deposits and wholesale borrowings to fund our loans and investments. Due to increased market competition for customer deposits, we have increasingly relied on wholesale borrowings. Deposits declined slightly to $80.45 billion at September 30, 2000 from $81.13 billion at year-end 1999. Savings accounts, MMDAs and checking accounts have increased as a percentage of total deposits to 55% at September 30, 2000, compared with 54% at December 31, 1999. These three products have the benefit of interest-free funding or lower interest costs, compared with time deposit accounts. Even though transaction accounts are more liquid, we consider them to be the core relationship with our customers. In the aggregate, we view these core accounts to be a more stable source of long-term funding than time deposits.

ASSET QUALITY

       PROVISION AND RESERVE FOR LOAN LOSSES. We analyze several elements in determining the level of the provision for loan losses in any given period that include current economic conditions, asset quality trends, historical loan loss experience, and plans for problem loan resolution. The results of the analysis indicated asset quality remained strong during the quarter and nine months ended September 30, 2000.

       Actual loss experience, as measured by net charge offs, decreased slightly to $42.9 million for the third quarter of 2000 from $43.0 million for the third quarter of 1999. In addition, net charge offs decreased to $126.3 million for the nine months ended September 30, 2000 from $147.0 million for the same period in 1999. Net charge offs as a percentage of average loans were 0.14% for third quarter 2000, compared with 0.15% for third quarter 1999. In addition, net charge offs as a percentage of average loans were 0.15% for the nine months ended September 30, 2000, down from 0.18% for the comparable period a year ago.

       The provision for loan losses increased to $47.6 million and $132.8 million for the quarter and nine months ended September 30, 2000 from $40.8 million and $125.4 million for the same periods in 1999. These increases were primarily due to an increase in the amount of specialty mortgage finance, second mortgage and other consumer and commercial business loans, which typically have higher expected losses than SFR loans and have been priced accordingly to compensate for this additional risk.



       In the following table, identified allowances of $2.6 million and $36.6 million were included in the basis of loans sold or securitized during the quarter and nine months ended September 30, 2000.

       Changes in the reserve for loan losses were as follows:

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               ----------------------------       ----------------------------
                                                   2000            1999               2000            1999
                                               -------------  -------------       -------------  -------------
                                                                   (dollars in thousands)
Balance, beginning of period................     $1,009,728      $1,053,589          $1,041,929     $1,067,840
Provision for loan losses...................         47,565          40,799             132,803        125,356
Identified allowance for loans sold or
    securitized.............................         (2,614)              -             (36,638)         5,214
Loans charged off:
    SFR and SFR construction................         (3,112)         (9,909)            (15,433)       (29,513)
    Second mortgage and other consumer:
        Banking subsidiaries................        (11,561)        (12,186)            (32,132)       (36,031)
        Washington Mutual Finance...........        (30,245)        (23,506)            (85,528)       (69,939)
    Specialty mortgage finance..............           (750)           (122)             (2,127)          (321)
    Commercial business.....................         (3,410)           (689)             (7,852)        (4,405)
    Commercial real estate:
         Apartments.........................           (327)         (1,250)             (2,059)       (12,544)
         Other commercial real estate.......           (440)         (2,159)             (1,442)       (17,668)
                                                 -----------     ----------          ----------     ----------
                                                    (49,845)        (49,821)           (146,573)      (170,421)
Recoveries of loans previously charged off:
    SFR and SFR construction................            309             505               1,252          2,752
    Second mortgage and other consumer:
         Banking subsidiaries...............            683             966               2,483          2,240
         Washington Mutual Finance..........          4,463           3,810              13,154         11,994
    Specialty mortgage finance..............             21              19                 538             75
    Commercial business.....................            281             107                 897            558
    Commercial real estate:
         Apartments ........................            793             720               1,293          3,300
         Other commercial real estate.......            433             675                 679          2,461
                                                 ----------      ----------          ----------     ----------
                                                      6,983           6,802              20,296         23,380
                                                 ----------      ----------          ----------     ----------
Net charge offs.............................        (42,862)        (43,019)           (126,277)      (147,041)
                                                 ----------      ----------          ----------     ----------
Balance, end of period......................     $1,011,817      $1,051,369          $1,011,817     $1,051,369
                                                 ==========      ==========          ==========     ==========

Net charge offs (annualized) as a percentage
    of average loans........................           0.14%           0.15%               0.15%          0.18%

                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   2000                    1999
                                                              --------------        -------------
Total reserve for loan losses as a percentage of:
    Nonaccrual loans........................                         121%                126%
    Nonperforming assets....................                         102                 102
    Loans held in portfolio.................                        0.88                0.92

       At September 30, 2000, we had $16.73 billion of loans securitized and retained with recourse, and $4.26 billion of loans securitized and sold with recourse. At September 30, 2000, the allowance for expected recourse obligations was $106.1 million. When we securitize or sell loans with recourse, we retain the exposure for potential losses and, as a result, have established a recourse obligation. Because the loans underlying these securities are similar to the loans in our loan portfolio, we estimate our recourse obligation on these securities in a manner similar to the method we use for establishing the reserve for loan losses on our loan portfolio. The allowance for expected recourse obligations is included in "other liabilities."


       Changes in the allowance for expected recourse obligations were as follows:

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------   --------------------------
                                                               2000            1999          2000          1999
                                                            -----------    -----------   -----------    -----------
                                                                                (in thousands)

  Balance, beginning of period ...........................     $106,252       $122,003      $113,089       $144,257
  Transfers...............................................            -              -             -        (15,000)
  Charge offs, net of provision for recourse losses.......         (161)        (4,974)       (6,998)       (12,228)
                                                               --------       --------      --------       --------
  Balance, end of period..................................     $106,091       $117,029      $106,091       $117,029
                                                               ========       ========      ========       ========

       The total loss coverage represents the reserve for loan losses and allowance for expected recourse obligations as a percentage of nonaccrual loans.

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2000              1999
                                                           -------------  -------------
Total loss coverage percentage............................      134%            140%

       NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When securitized loans or loans sold with recourse become nonperforming, we repurchase them and include them in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

       Nonperforming assets consisted of the following:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999
                                                          -------------    ------------
                                                              (dollars in thousands)
Nonaccrual loans:
  SFR ..................................................       $522,174       $  601,896
  SFR construction......................................         29,552           18,017
  Second mortgage and other consumer:
    Banking subsidiaries................................         41,602           43,309
    Washington Mutual Finance...........................         62,089           54,817
  Specialty mortgage finance............................        131,332           57,193
  Commercial business...................................         14,058            9,826
  Commercial real estate:
    Apartment buildings.................................          8,610           21,956
    Other commercial real estate........................         27,235           20,011
                                                               --------       ----------
                                                                836,652          827,025
Foreclosed assets.......................................        156,628          198,961
                                                               --------       ----------
                                                               $993,280       $1,025,986
                                                               ========       ==========
Nonperforming assets as a percentage
      of total assets...................................           0.52%            0.55%


       Specialty mortgage finance loans on nonaccrual status increased $74.1 million during the nine months ended September 30, 2000 due to the continued growth and seasoning of this portfolio. This increase was consistent with our expectations. As this portfolio continues to season and as we add more specialty mortgage finance loans to our portfolio, the balance of nonperforming assets related to these loans is anticipated to increase accordingly. The balance of specialty mortgage finance loans increased to $6.19 billion at the end of third quarter 2000 from $4.11 billion at year-end 1999.

LINES OF BUSINESS

       We are managed along five major lines of business: consumer banking, mortgage banking, commercial banking, financial services, and consumer finance. Although we do not consider the treasury group to be a line of business, it manages investments and interest rate risk.

CONSUMER BANKING
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                           (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.       $619,097        $610,254       $1,868,972        $1,809,614
Noninterest income..................................        271,233         213,172          747,912           586,753
Transaction-related expense.........................              -          11,664                -            54,207
Noninterest expense.................................        465,051         450,755        1,370,432         1,353,803
Income taxes........................................        152,949         133,966          449,108           366,916
                                                           --------        --------       ----------        ----------
Net income..........................................       $272,330        $227,041       $  797,344        $  621,441
                                                           ========        ========       ==========        ==========

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2000             1999
                                                       -------------    -------------
                                                            (in thousands)

Total assets........................................    $82,963,243      $83,713,164
                                                        ===========      ===========

       The increase in net interest income for the year-to-date period was primarily due to the increase in the net interest spread and margin in the consumer banking group. The rise in noninterest income resulted from an increase in depositor and other retail banking fees. This increase was due to the consumer banking group collecting more overdraft protection, nonsufficient funds, VISA Interchange, and other fees related to existing checking accounts. Additionally, the number of checking accounts increased by more than 492,000, or 12% over the past year.

MORTGAGE BANKING
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                           (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.       $161,804        $204,787         $555,801         $635,200
Noninterest income..................................         96,969          56,960          319,314          199,442
Transaction-related expense.........................              -             137                -           13,868
Noninterest expense.................................        146,044         126,388          413,243          401,696
Income taxes........................................         40,535          50,182          166,435          155,593
                                                           --------        --------         --------         --------
Net income..........................................       $ 72,194        $ 85,040         $295,437         $263,485
                                                           ========        ========         ========         ========

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2000            1999
                                                        ------------    ------------
                                                               (in thousands)

Total assets........................................    $50,710,412     $46,373,128
                                                        ===========     ===========

         The decline in net interest income was primarily due to the compression of the net interest spread and margin in the mortgage banking group. Noninterest income increased primarily as a result of increased gain on sale of loans, loan servicing income, and other income during the quarter and nine months ended September 30, 2000. The gains during the third quarter of 2000 were generated by sales of $2.48 billion of current loan production. The year-to-date increase in gain on sale of loans was attributable to the sale of $12.90 billion of seasoned loans and $4.14 billion of current loan production during the nine months ended September 30, 2000. The increase in loan servicing income was primarily due to growth in loans serviced for others as a result of loan sales and securitizations. The impact of this portfolio growth was partially offset by an increase in mortgage servicing rights amortization.

COMMERCIAL BANKING
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                              (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.        $84,844         $94,721         $262,652          $293,977
Noninterest income..................................         10,451           4,110           23,295            22,988
Transaction-related expense.........................              -             137                -               558
Noninterest expense.................................         33,189          26,631           92,037            78,599
Income taxes........................................         22,681          26,837           70,777            88,542
                                                            -------         -------         --------          --------
Net income..........................................        $39,425         $45,226         $123,133          $149,266
                                                            =======         =======         ========          ========

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000             1999
                                                      -------------    ------------
                                                               (in thousands)

Total assets........................................    $21,315,524     $20,179,900
                                                        ===========     ===========

       The decline in net interest income during the quarter and year-to-date periods resulted from the compression of the net interest spread and margin in the commercial real estate portfolio.



FINANCIAL SERVICES
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                          (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.        $   333         $   498        $    505           $  1,593
Noninterest income..................................         92,492          80,082         283,822            234,573
Transaction-related expense.........................              -             (40)              -              2,156
Noninterest expense.................................         61,160          52,489         185,526            149,029
Income taxes........................................         12,589          10,803          39,104             32,354
                                                            -------         -------        --------           --------
Net income..........................................        $19,076         $17,328        $ 59,697           $ 52,627
                                                            =======         =======        ========           ========

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000             1999
                                                      -------------    -------------
                                                               (in thousands)

Total assets.......................................        $139,572        $123,525
                                                           ========        ========

       Noninterest income was up during the quarter and nine months ended September 30, 2000 as a result of an increase in securities fees and commissions. During these periods, there were higher sales of investment products and growth of assets under management. The increase in noninterest expense was primarily due to an increase in commission expense related to a higher volume of securities transactions.

CONSUMER FINANCE
                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                              (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.        $93,491         $65,585         $256,544          $176,589
Noninterest income..................................         44,877           7,885           91,866            21,672
Noninterest expense.................................         68,406          33,888          202,784           101,871
Income taxes........................................         27,441          15,271           58,353            37,359
                                                            -------         -------         --------          --------
Net income..........................................        $42,521         $24,311         $ 87,273          $ 59,031
                                                            =======         =======         ========          ========

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000             1999
                                                      -------------    -------------
                                                               (in thousands)

Total assets........................................     $9,810,904      $7,370,753
                                                         ==========      ==========

       The increase in net interest income was due to an increase in average loans for third quarter 2000, compared with third quarter 1999. This increase was attributable to the growth in loans originated and purchased specialty mortgage finance loans during the nine months ended September 30, 2000. During the quarter and nine months ended September 30, 2000, the increase in noninterest income was primarily due to an increase in gain on sale of loans. Sales of loans originated by Long Beach Mortgage totaled $1.35 billion and $2.65 billion for the quarter and nine months ended September 30, 2000. The increase in noninterest expense during the quarter and nine months ended September 30, 2000 was primarily due to Long Beach Mortgage operating expenses. Washington Mutual acquired Long Beach Mortgage on October 1, 1999. Since the transaction was accounted for as a purchase, Long Beach Mortgage operations were not included in the results for the quarter and nine months ended September 30, 1999.
                                       25

       Total assets increased $2.44 billion to $9.81 billion at September 30, 2000 from $7.37 billion at year-end 1999. This increase was primarily due to purchases of specialty mortgage finance loans, in addition to loans originated and purchased by Washington Mutual Finance.



TREASURY/OTHER
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    -------------------------------
                                                           2000           1999             2000              1999
                                                      -------------  --------------    -------------    --------------
                                                                              (in thousands)
Condensed income statement:
Net interest income after provision for loan losses.     $26,849           $103,022         $133,307          $353,240
Noninterest income..................................      (5,098)             7,310          (31,978)           20,353
Transaction-related expense.........................           -                775                -             2,255
Noninterest expense.................................      10,905             (3,368)          40,514            19,905
Income taxes........................................       3,899             41,891           21,952           130,511
                                                         -------           --------         --------          --------
Net income..........................................     $ 6,947           $ 71,034         $ 38,863          $220,922
                                                         =======           ========         ========          ========

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                           2000             1999
                                                      -------------    ------------
                                                               (in thousands)

Total assets......................................     $25,840,495      $28,753,160
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




                                                                        SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------------------
                                                                        PROJECTED REPRICING
                                      ----------------------------------------------------------------------------------------
                                         0-3 MONTHS        4-12 MONTHS        1-5 YEARS        THEREAFTER          TOTAL
                                        -----------        ------------      ----------        ----------          ------
                                                                       (dollars in thousands)
INTEREST-SENSITIVE ASSETS
Adjustable-rate loans (1)                $ 69,363,926     $11,367,224        $20,078,820       $   451,016     $101,260,986
Fixed-rate loans (1)                        2,373,531       2,851,836          7,351,355         6,541,495       19,118,217
Adjustable-rate securities (1), (2)        28,724,001       3,432,831          5,285,233           125,795       37,567,860
Fixed-rate securities (1)                     957,461       2,597,088          9,545,712        11,171,184       24,271,445
Cash and cash equivalents                   2,192,049          27,072                  -                 -        2,219,121
                                         ------------     -----------        -----------       -----------     ------------
                                         $103,610,968     $20,276,051        $42,261,120       $18,289,490     $184,437,629
                                         ============     ===========        ===========       ===========     ============

INTEREST-SENSITIVE LIABILITIES
Noninterest-bearing checking
  accounts (3)                           $    459,193    $  1,147,776        $ 3,221,182       $ 3,793,859     $  8,622,010
Interest-bearing checking accounts,
  savings accounts and MMDAs (3)            5,320,011       7,603,212         14,455,975         8,422,910       35,802,108
Time deposit accounts                      10,484,851      21,119,406          4,305,422           118,981       36,028,660
Short-term and adjustable-rate
  borrowings                               73,291,052      10,377,774                  -                -        83,668,826
Long-term fixed-rate borrowings             1,483,343       6,386,638          3,723,912         3,135,659       14,729,552
Derivatives matched against
   liabilities                            (17,066,550)     14,503,850          4,552,700        (1,990,000)               -
                                         ------------    ------------        -----------       -----------     ------------
                                         $ 73,971,900    $ 61,138,656        $30,259,191       $13,481,409     $178,851,156
                                         ============    ============        ===========       ===========     ============
Repricing gap                            $ 29,639,068    $(40,862,605)       $12,001,929       $ 4,808,081
                                         ============    ============        ===========       ===========
Cumulative gap                           $ 29,639,068    $(11,223,537)       $   778,392       $ 5,586,473
                                         ============    ============        ===========       ===========
Cumulative gap as a percentage
    of total assets                             15.54%          (5.88)%             0.41%             2.93%
Total assets                                                                                                   $190,780,150
                                                                                                               ============

---------------------
(1)   Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)   Includes investment in FHLBs.
(3)   Based on experience and anticipated decay rates of checking, savings, and money market deposit accounts.

                                       27

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

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between the comparable periods. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for the nine months ended September 30, 2000 of $1.40 billion, $222.3 million for noncash items and $3.71 billion of other net cash outflows from operating activities. Cash flows from investing activities consisted mainly of proceeds from sales and purchases of securities, loan and security principal repayments, loan originations and sales of loans. For the nine months ended September 30, 2000, cash flows from investing activities included sales, maturities and principal payments on securities totaling $8.33 billion. Loans originated and purchased for investment were in excess of repayments and sales by $6.77 billion. Cash flows from financing activities consisted of the net change in our deposit accounts and short-term borrowings, the proceeds from and repayments of long-term borrowings and FHLBs advances, and the repurchase of our common stock. For the nine months ended September 30, 2000, the above mentioned financing activities increased cash and cash equivalents by $2.33 billion on a net basis. Cash and cash equivalents were $2.22 billion at September 30, 2000. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows."

       At September 30, 2000, we were in a position to obtain approximately $31.87 billion in additional borrowings primarily through the use of collateralized borrowings and deposits of public funds using unpledged MBS and other wholesale borrowing sources.

CAPITAL ADEQUACY

       Our capital (stockholders' equity) was $9.33 billion at September 30, 2000, up from $9.05 billion at December 31, 1999. In order to effectively deploy excess capital, we continued to repurchase our common stock during the first half of the year. Since April 20, 1999, the inception of the repurchase program, we have repurchased a total of 66.3 million shares as part of our previously announced purchase programs totaling 111.3 million shares. Reflecting the recent appreciation of our common stock, we did not repurchase any of our outstanding shares during third quarter 2000. We deployed capital to facilitate balance sheet growth and retained additional capital in anticipation of completing the announced acquisitions of Bank United and the residential mortgage business of the PNC Financial Services Group. The stock repurchases during the first half of the year were more than offset by the decrease in unrealized loss on AFS securities to $510.8 million at September 30, 2000 and net income of $1.40 billion for the nine months ended September 30, 2000, which caused a rise in the ratio of stockholders' equity to total assets to 4.89% at September 30, 2000 from 4.85% at December 31, 1999. The unrealized loss on AFS securities at December 31, 1999 was $667.4 million.

       The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                                              SEPTEMBER 30, 2000
                                                            ----------------------------------------------------------
                                                                                                      WELL-CAPITALIZED
                                                                  WMBFA          WMB        WMBFSB        MINIMUM
                                                            ------------        -----       -------      ---------
Capital ratios:
  Tier 1 capital to adjusted total assets (leverage)....          5.63%          5.72%       7.23%          5.00%
  Tier 1 capital to risk-weighted assets................         10.09          10.13       11.53           6.00
  Total capital to risk-weighted assets.................         11.08          11.23       12.55          10.00


       The total estimated risk-based capital ratio for Washington Mutual, Inc. was 11.15% at September 30, 2000. This ratio is an estimate of what Washington Mutual, Inc.'s total risk-based capital would be if it were a bank holding company that complies with Federal Reserve Board capital requirements.

       In addition, Washington Mutual Finance's industrial bank, First Community Industrial Bank, met all Federal Deposit Insurance Corporation requirements to be categorized as well capitalized at September 30, 2000.

       Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at September 30, 2000.

       Our broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2000, both of our securities subsidiaries were in compliance with their applicable capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that there have not been any material changes in quantitative and qualitative information about market risk since year-end 1999. In particular, the loan securitizations during the nine months ended September 30, 2000 do not have a material impact on our interest rate risk profile.

                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           See Index of Exhibits on page 32.

      (b)  Reports on Form 8-K

         During the third quarter of 2000, the Company filed a report on Form 8-K dated July 21, 2000. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's second quarter 2000 financial results and unaudited consolidated financial statements for the quarter ended June 30, 2000.

         During the third quarter of 2000, the Company filed a report on Form 8-K dated August 21, 2000. The report included under Item 7 of Form 8-K a slide presentation to investors and analysts on August 21, 2000 relating to the merger agreement between Washington Mutual, Inc. and Bank United Corp.

         During the third quarter of 2000, the Company also filed a report on Form 8-K dated August 21, 2000. The report included under Item 7 of Form 8-K a press release announcing that Washington Mutual signed a definitive agreement to acquire Bank United Corp. for approximately $1.5 billion.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

                          WASHINGTON MUTUAL, INC.

                          By:  /s/   FAY L. CHAPMAN
                               ----------------------------------------------
                               Fay L. Chapman
                               SENIOR EXECUTIVE VICE PRESIDENT AND GENERAL
                               COUNSEL

                          By:  /s/   RICHARD M. LEVY
                               ----------------------------------------------
                               Richard M. Levy
                               SENIOR VICE PRESIDENT AND CONTROLLER
                               (PRINCIPAL ACCOUNTING OFFICER)



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

3.2      By laws of the Company, as amended (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.  File No. 0-25188).

4.4      The   registrant   agrees  to  furnish  the   Securities  and  Exchange Commission, upon request, with
         copies of all instruments defining the rights of  holders  of  long-term  debt of  Washington  Mutual and its consolidated subsidiaries.

10.1     364-Day Amended and Restated Credit Agreement by and among the Registrant and Washington Mutual Finance Corporation and
         The Chase Manhattan Bank, as Administrative Agent (filed herewith).

 27      Financial Data Schedule.
