Form 10-K
period 2000-12-31
WASHINGTON MUTUAL INC
filed 2001-03-20
CIK 933136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  TO             :

                         COMMISSION FILE NUMBER 1-14667

                            WASHINGTON MUTUAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  WASHINGTON                                     91-1653725
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
               OR ORGANIZATION)                            IDENTIFICATION NUMBER)

    1201 THIRD AVENUE, SEATTLE, WASHINGTON                         98101
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 461-2000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 Common Stock                             New York Stock Exchange
8% Corporate Premium Income Equity Securities             New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 2, 2001:
                       COMMON STOCK -- $28,799,686,768(1)

 (1) Does not include any value attributable to 12,000,000 shares that are held in escrow and not traded.

     The number of shares outstanding of the issuer's classes of common stock as of March 2, 2001:
                         COMMON STOCK -- 583,802,776(2)

               (2) Includes the 12,000,000 shares held in escrow.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2001, are incorporated by reference into Part III.

================================================================================

                            WASHINGTON MUTUAL, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    1
  ITEM 1. BUSINESS..........................................    1
     Overview...............................................    1
     Banking and Financial Services Group...................    1
     Home Loans and Insurance Services Group................    3
     Specialty Finance Group................................    6
     Treasury Division......................................    7
     Employees..............................................    8
     Competitive Environment................................    8
     Factors That May Affect Future Results.................    9
     Business Combinations..................................   11
     Taxation...............................................   11
     Environmental Regulation...............................   12
     Regulation and Supervision.............................   13
     Principal Officers.....................................   24
  ITEM 2. PROPERTIES........................................   25
  ITEM 3. LEGAL PROCEEDINGS.................................   25
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   26
PART II.....................................................   26
  ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SECURITY
     HOLDER MATTERS.........................................   26
  ITEM 6. SELECTED FINANCIAL DATA...........................   27
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   29
     Overview...............................................   29
     Results of Operations..................................   30
     Review of Financial Condition..........................   35
     Provision and Allowance for Loan and Lease Losses......   38
     Operating Segments.....................................   42
     Asset and Liability Management Strategy................   43
     Liquidity..............................................   45
     Capital Adequacy.......................................   46
     Recently Issued Accounting Standards Adopted in These
      Financial Statements..................................   46
     Recently Issued Accounting Standards Not Yet Adopted...   47
     Tax Contingency........................................   47
     Goodwill Litigation....................................   48
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................   49
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   51
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................   51
PART III....................................................   51
PART IV.....................................................   51
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K....................................   51

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     With a history dating back to 1889, Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. Based on our consolidated assets at December 31, 2000, we were the largest savings institution and the seventh largest banking company in the United States.

     Our principal business offices are located at 1201 Third Avenue, Seattle, Washington 98101 and our telephone number is (206) 461-2000. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-K, we mean Washington Mutual, Inc., and its consolidated subsidiaries. When we refer to WMI, we mean Washington Mutual, Inc. exclusively.

     Our business operations are conducted by our subsidiaries. Our principal banking subsidiaries are Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"). Our other principal subsidiaries are Washington Mutual Finance Corporation ("Washington Mutual Finance"), Long Beach Mortgage Company ("Long Beach Mortgage") and WM Financial Services, Inc. ("WMFS").

     Our assets have grown over the last five years primarily through acquisitions. In 1996, we acquired Keystone Holdings, Inc., the parent of American Savings Bank, F.A. ("ASB"). This acquisition, referred to as the "Keystone Transaction," gave us our first depository institution in California. In 1997, we acquired Great Western Financial Corporation ("Great Western") and in October 1998, we acquired H.F. Ahmanson & Co. ("Ahmanson"). In February 1998, Ahmanson had acquired Coast Savings Financial, Inc. (the "Coast Acquisition").

     On January 31, 2001, we acquired the mortgage operations of The PNC Financial Services Group, Inc. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. ("WMHLI") and Washington Mutual Mortgage Securities Corp. ("WMMSC").

     On February 9, 2001, we acquired Texas-based Bank United Corp., which was merged into Washington Mutual, Inc. As a result, all of the subsidiaries of Bank United Corp., including Bank United, a federally chartered savings bank, became our subsidiaries. Bank United was subsequently merged into WMBFA.

     As a result of the acquisitions described above, our company has been transformed into a national financial services company. Although we operate principally in California, Washington, Oregon, Florida, Texas and Utah, we have physical operations in 42 states.

     Effective January 1, 2001, we realigned our business segments. The following discussion of our business portrays our business as it is now being managed. Separately, we are in the process of enhancing our segment reporting process methodologies and allocations and will be reporting segment results under the new methodologies and as realigned beginning with the first quarter of 2001.

     These business segments are:

     - Banking and Financial Services Group

     - Home Loans and Insurance Services Group

     - Specialty Finance Group

     - Treasury Division

BANKING AND FINANCIAL SERVICES GROUP

     Our Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. We provide service to approximately five million households through multiple delivery channels: over 1,100 finan-
cial centers (both free-standing and in-store), including 35 business banking centers, and over 1,600 automated teller machines located in eight states. We also offer our customers the convenience of 24-hour telephone and internet banking and investment services.

     Our strategy is to expand our base of consumer and business relationships by combining national convenience with local customer service and a broad-based product line. In addition to traditional banking products, we offer investment management, securities brokerage services and annuity products through our subsidiaries and affiliates. In May 2000, we launched our own web complex, made up of our banking site, wamu.com; Invest1to1.com and wmfinancial.com, which provide on-line financial planning and stock trading; and wmgroupoffunds.com, featuring WM Group of Funds information and interaction with investors and financial advisors. In partnership with our Home Loans & Insurance Services Group, mortgage loans and insurance products are made available through our financial centers.

     Banking & FS offers various consumer and business deposit products, as well as a variety of value-added, fee-based banking services. Deposit products offered include checking accounts, savings accounts, money market deposit accounts ("MMDAs") and time deposit accounts. Fee-based services include, but are not limited to:

     - payment choices, including debit card, pay-by-phone, on-line banking, money orders, bank checks, and traveler's checks,

     - a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service, and

     - safety deposit box rentals.

     A primary focus of the Banking & FS Group in 2000 was the opening of financial centers in Las Vegas with project Occasio(TM) (Latin for "favorable opportunity"), which features a completely new retail approach to banking. Occasio(TM) provides Banking & FS an additional vehicle for expanding into new market areas where acquisition opportunities may be limited. Based on the favorable customer acceptance and strong results in Las Vegas, we will expand into Phoenix beginning in 2001 and will open a total of approximately 40 financial centers in Phoenix throughout 2001 and 2002. Occasio(TM) financial centers welcome customers in an open, free-flowing retail environment where they can either interact with roaming customer service representatives or become engaged by high-tech, self-help, touch screens. Occasio(TM) focuses on the customer and how the customer chooses to be served. Customers can also log onto Washington Mutual's home page, which provides links to all of our internet products and services.

     One of Banking & FS's primary business objectives is to expand consumer and business lending activities, as they generally offer higher yields than prime mortgage lending activities. The size of our consumer and commercial business loan portfolio has grown in recent years, partly due to the introduction of the consumer lending product line in California, Florida and Texas and the expansion of WM Business Bank in California. The following consumer loan products are available through our financial centers:

     - second mortgage loans, both for purposes unrelated to the property securing the loan and for a variety of purposes related to the property, including its renovation or remodeling,

     - manufactured housing loans,

     - purchase money loans for automobiles, marine and recreational vehicles,

     - student loans,

     - loans secured by deposit accounts, and

     - secured and unsecured loans made under our line of credit or term loan programs.

     We offer a full line of business loan products and banking services through our Western Bank offices in the northwest and WM Business Bank offices in California. We concentrate on developing and maintaining strong client relationships with small and mid-sized companies. Our core business customers are companies with $5 million to $100 million in sales. We provide the following loan products to our business customers:

     - business lines of credit,

     - working capital loans,

     - equipment loans,

     - loans secured by real estate, and

     - Small Business Administration ("SBA") loans.

     We also offer an array of banking services to our business customers including:

     - international trade finance,

     - deposit, cash, and treasury management services, and

     - merchant bankcard services.

     Commercial business loans are made on a secured or unsecured basis. Collateral for secured commercial loans may be business assets, real estate, personal assets, or some combination thereof. Our decision to make a consumer or commercial loan is based on an evaluation of the borrower's financial capacity, including such factors as income, other indebtedness and credit history; company performance, in the case of commercial loans; and collateral.

     The merger with Bank United Corp. enhances our presence in the State of Texas. Prior to the merger, our operations served more than 125,000 households through 48 financial centers in and around Dallas and Houston. The merger with Bank United Corp. adds over 300,000 households and approximately 160 financial centers to our Texas presence and expands our market coverage into the Austin and San Antonio markets. The merger with Bank United Corp. strengthens our market position for business lending in Texas, as well as nationally through SBA lending offices located in some of the nation's most attractive geographic markets.

     Our investment services are offered through: (1) WMFS, a licensed broker-dealer, (2) WM Fund Advisors, Inc. ("WM Advisors") providing investment advisory and distribution services for the WM Group of Funds, and (3) the Annuity Program. At December 31, 2000, WMFS was licensed in 49 states and Puerto Rico and operated in the eight states where our financial centers are located. Over 500 financial consultants and 800 licensed bank employees provide investment services to retail customers.

     WM Advisors, our registered investment advisor subsidiary, had $8.21 billion of assets under management in 17 mutual funds, five asset management portfolios, and one variable annuity at December 31, 2000. The WM Group of Funds is managed both by WM Advisors and by three subadvisors. The WM Group of Funds is distributed through our financial centers and is also distributed through a network of over 400 broker-dealers and independent financial advisors. The Annuity Program utilizes over 800 licensed bank employees who sell fixed annuities to our customers.

HOME LOANS AND INSURANCE SERVICES GROUP

     The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases and services the single-family residential ("SFR") mortgage assets of WMBFA, WMB, WMBfsb, and Long Beach Mortgage. This group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of all consumers doing business with us.

     The Home Loans Group's mission is to be the premier catalyst for affordable homeownership, using our proprietary approach to home lending encompassed in our branding, the Power of Yes(TM). The goal of the Home Loans Group is to be the nation's leading mortgage lender. We will measure our success by our origination and servicing market share, our profitability, and brand awareness.

     During 2000, the Home Loans Group announced partnerships with two electronic mortgage origination companies to develop a mortgage origination and decision-making platform known as Optis(TM). This system will be available in all of our distribution channels, which will allow consumers to conduct business with us according to their preferences. In the third quarter of 2000, we re-launched www.wamumortgage.com. The new site possesses a more robust recommendation engine, numerous calculators, interactive customer service, and provides 24-hour customer access to the status of their loan application.

     As of December 31, 2000, the Home Loans Group served about 1.2 million households throughout the United States by providing a wide range of mortgage financing products. Our principal banking subsidiaries offer first mortgage loan products that provide permanent home financing as well as loans for the construction of single-family homes. Permanent loans made available to consumers include conventional fixed-rate and adjustable-rate mortgage ("ARM") loans, FHA-insured, VA-guaranteed fixed-rate mortgage loans, and both fixed- and adjustable-rate Jumbo (loan amounts in excess of $275,000) loans. All loan products are offered with a variety of maturities, amortization schedules and, in the case of ARMs, rate repricing frequencies.

     The primary ARM products that we offer are indexed to the 12-month average of the annual yields on actively traded United States Treasury securities adjusted to a constant maturity of one-year ("MTA"). Under our current programs, a borrower may choose among loans that have interim payment caps or interim interest rate caps.

     Our loans with payment caps typically have monthly rate adjustments with initial start rates fixed for one-, three-, six-, or twelve-months. We often offer a "teaser" rate with our payment-capped ARMs, which means the initial start rate of the loan is below market rates. These loans offer our borrowers payment flexibility not offered in other loan products, which has made this our most popular home-financing product. The loans feature four payment options each month: a minimum payment based on the start rate; a payment that covers the full interest due; a payment that ensures full amortization over the term of the loan; and a payment that amortizes the loan over 15 years. These loans typically have payments that we cannot change annually by more than a contractual percentage, usually 7.5%. In addition, we offer loans with fixed initial start rates for one-, three-, or five-years and annual rate adjustments thereafter. The annual rate adjustments are usually limited to 2% and the payments are always re-amortized to the remaining maturity of the loan. In addition, we offer each of our loan products with a prepayment premium as well as at a different rate without a prepayment premium.

     These mortgage products are made available to consumers through various distribution channels, which include retail home loan centers, wholesale home loan centers, financial centers and the internet. For 2000, based on total originations, the Home Loans Group was the nation's largest ARM lender as well as the nation's largest Jumbo lender. In addition, the Home Loans Group was the nation's fifth largest residential lender and sixth largest residential loan servicer.

     Two of our primary business objectives are to stabilize income and diversify revenues. To achieve these objectives, we have implemented a three-point strategy to generate: (1) spread income from loans held in portfolio; (2) fee income through loan servicing, loan-related fees, and insurance services income; and (3) gains from sales of loans and mortgage-backed securities ("MBS").

     The acquisitions of Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. further diversify our mortgage operations geographically, enhance our position in the home loan business, and build our loan servicing portfolio. These acquisitions make us the nation's second largest residential mortgage originator and fourth largest servicer of residential mortgages based on pro forma numbers for the year ended December 31, 2000. They enhance our position by giving us a stronger capability to originate loans in all 50 states, including originating FHA-insured and VA-guaranteed loans on a national scale. With the acquisition of WMMSC, we also obtained an improved capability to securitize loans and sell the resulting MBS in the secondary market and to generate fee income through master servicing activities.

     Originations of prime SFR loans (excluding SFR construction loans) increased during 2000, fueled particularly by originations of short-term ARMs, which reprice primarily on a monthly basis according to the index (e.g., MTA, 11th District monthly weighted average cost of funds index ("COFI")) to which the

ARMs are tied. The increase in short-term ARM originations was attributable to the higher interest rate environment during the first half of 2000 and the resulting customer preference for short-term ARMs over fixed-rate loans.

     We generally sell the fixed-rate SFR loans we originate. Most of the fixed-rate conforming mortgage loans are sold to Fannie Mae. In addition, we securitize loans that are also sold to Fannie Mae. We use our own underwriting standards and origination system to originate loans.

     We occasionally securitize loans through Fannie Mae and Freddie Mac under programs in which they have recourse against us as the servicer of the loans ("Recourse MBS"). These securitizations primarily involve ARMs. They generally are less costly and sometimes require less documentation than securitizations without recourse ("Non-Recourse MBS"). We can either sell Recourse MBS in the secondary market or use them to collateralize borrowings and to meet regulatory liquidity requirements. We have retained the majority of Recourse MBS in our portfolio.

     The Home Loans Group has also been developing ways of selling ARM loans in the secondary market to complement our existing strategy of selling fixed-rate loans. Selling ARM loans in the secondary market will allow us to manage asset growth more efficiently and should reduce the volatility of income related to loans during changing interest rate environments. To achieve optimum pricing, current ARM production that is not retained in the loan portfolio will either be sold to investors shortly following origination or securitized and retained in the available-for-sale securities portfolio for a period of time, and then sold as Non-Recourse MBS. We expect to be able to increase the amount of noninterest income relative to net interest income through gains on sales of loans and MBS as well as loan servicing income.

     Through Long Beach Mortgage, we are engaged in the business of originating, purchasing and selling specialty mortgage loans. Long Beach Mortgage originates loans primarily through wholesale channels of production. Long Beach Mortgage's nationwide network of independent mortgage loan brokers generates loans in all 50 states and the District of Columbia. In 2000, none of Long Beach Mortgage's wholesale brokers was responsible for more than 1% of Long Beach Mortgage's wholesale originations during the year. Long Beach Mortgage maintains a close working relationship with brokers through its sales force of approximately 280 account executives located in 59 offices.

     Long Beach Mortgage has followed a strategy of selling or securitizing and selling substantially all of its loan originations in the secondary market. Long Beach Mortgage has historically sold its entire economic interest in the loan except for the related servicing rights, which it has generally retained. In 2000, Long Beach Mortgage began securitizing and selling its production while retaining rights to residual cash flows in the securities created.

     The Home Loans Group also purchases loan portfolios with risk characteristics similar to those of loans originated by Long Beach Mortgage. Because these portfolios, as well as those of Long Beach Mortgage, tend to have higher credit risk, they generally provide higher yields than the prime mortgage loans made by our banking subsidiaries and WMHLI. Our typical borrowers within these portfolios would generally not qualify for a loan from our banking subsidiaries due to their credit history, higher debt-to-income ratio or other factors. While we screen these portfolios for unacceptable credit risk, these loans, by their nature, bear more credit risk than is found in prime mortgage loans or in agency MBS. Accordingly, we expect that loan charge offs on these portfolios will be higher over time than on our other mortgage portfolios.

     In addition to SFR mortgage loans, the Home Loans Group also offers construction financing on SFR properties. We make custom construction loans to the intended occupant of a house to finance the house's construction. We typically combine construction phase financing with permanent financing of the completed home.

     All loans originated are subject to the same nondiscriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of our personnel, depending on the size and characteristics of the loan. We require title insurance on all first liens on real property securing loans. We also require our borrowers to maintain property and casualty insurance in an amount at least equal to the total of our loan amount plus all prior liens on the property or the replacement cost of the property, whichever is less. We perform re-underwriting and appraisal review on some of the loans acquired from our correspondents.

     Washington Mutual Insurance Services, Inc. is an insurance agency that supports the mortgage lending process by offering fire, homeowners, flood, earthquake and other property and casualty insurance products to borrowers. In addition, the agency offers mortgage life insurance, accidental death and dismemberment, term, whole life, and other life insurance products to existing mortgage and deposit customers. The Washington Mutual Insurance Services, Inc. website, wamuins.com, was launched in October 2000, providing information, quotes, and buying capabilities over the internet.

SPECIALTY FINANCE GROUP

     The Specialty Finance Group conducts operations through WMBFA, WMB, WMBfsb, and Washington Mutual Finance. An array of commercial products are offered to our customers through our group, all under the Washington Mutual brand name. Additionally, consumer finance products are offered through Washington Mutual Finance.

     The Specialty Finance Group provides industry specialty financing for the following business sectors: syndicated finance, asset-based finance, and franchise finance. In each of these areas, we have developed specialized expertise that allows us to serve our markets efficiently while at the same time ensuring high credit quality from a diverse group of customers.

     The merger with Bank United Corp. complements our plans to grow our commercial business portfolio and extends our market presence into some of the nation's most attractive geographic markets, including Texas. Like our existing business, Bank United Corp. offers a full line of commercial products and services to businesses across the nation. Lending programs added as a result of the merger with Bank United Corp. include mortgage banker finance, and energy and healthcare lending.

     The Specialty Finance Group provides real estate secured financing for commercial and multi-family real estate lending and residential builder construction. As a result of the merger with Bank United Corp., the Group also provides non-real estate secured lending activities, as previously mentioned. In addition, the Specialty Finance Group provides loan servicing for these lending activities.

     Commercial and multi-family real estate loans are offered to property owners and developers through 19 Washington Mutual commercial real estate offices in Washington, Oregon, Utah, Colorado, and California. The payment experience on loans secured by income-producing properties usually depends on the successful operations of the real estate projects that secure the loans and, thus, may be subject to adverse conditions in the real estate market or in the economy, particularly the interest rate environment. Commercial real estate values tend to be cyclical and, while commercial real estate values trended upward in many parts of the country in 2000, we closely monitor the commercial real estate environment to determine the appropriate level of our activity in this area. In commercial real estate lending, we consider the project's location, marketability, and overall attractiveness. Current underwriting guidelines for commercial real estate loans require an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage, and fair value to determine the maximum loan amount. Before we make a commercial real estate loan, various levels of approvals must be obtained depending on the size and characteristics of the loan.

     Residential builder construction provides loans to borrowers who are in the business of acquiring land and building homes for resale. Each builder loan is made on a property-by-property basis and generally matures one to three years from origination. Proper consideration is given to the higher risk inherent in these transactions as each loan is underwritten. During 2000, substantially all of our SFR builder construction loans were made in Washington, Oregon, Utah, Florida, and California. The addition of Bank United Corp.'s residential builder construction business qualifies us as one of the largest builder construction lenders in the nation and diversifies our geographic market presence.

     Mortgage banker finance provides small- and medium-sized mortgage and consumer finance companies with credit facilities, including secured lines of credit, securities purchased under agreements to resell and working capital credit lines. Mortgage banker finance also offers cash management, document custody, and deposit services to its customers.

     Washington Mutual Finance currently operates 533 branches in 25 states, primarily in the southeastern United States, Texas and California. Washington Mutual Finance originates and services consumer installment loans and real estate secured loans. These loans, which are generally held in the loan portfolio, are primarily for personal, family or household purposes. These loans typically have original terms ranging from 12 to 360 months. In 2000, originations had an average original term of 74 months. Of the originations (in dollars) in 2000, 70% were unsecured or secured by luxury goods, automobiles or other personal property, and 30% were secured by real estate. Additionally, Washington Mutual Finance acquires installment contracts from local retail establishments, usually without recourse to the originating merchant. These contracts are typically written with original terms of three to 60 months, averaging 28 months in 2000.

     The loans made by Washington Mutual Finance generally have a higher yield than the prime mortgage loans made by our banking subsidiaries, because these loans tend to have higher credit risk. Our typical consumer finance borrower would generally not qualify for a loan from our banking subsidiaries due to their credit history, high debt-to-income ratio or other factors.

TREASURY DIVISION

     The primary responsibilities of our treasury division are:

     - interest rate risk management,

     - liquidity management,

     - investing activities,

     - borrowing activities, and

     - capital management.

  Interest Rate Risk Management

     We actively manage the amounts and maturities of our assets and liabilities to mitigate repricing and prepayment risks. We sell fixed-rate loans, since they are difficult to match in duration to liabilities because of prepayment risk and longer maturities. To further mitigate repricing risk, prepayment risk, and to a lesser extent cap risk, we use derivative instruments, such as interest rate exchange agreements and interest rate cap agreements. See "Management of Interest Rate Risk and Derivative Activities." We do not attempt to hedge lag or basis risk because the impacts of these risks are usually short-lived and the cost of hedging is high.

     To monitor the sensitivity of earnings to interest rate changes, we conduct financial modeling of the balance sheet and earnings under a variety of interest rate scenarios. This modeling does require significant assumptions about loan prepayment rates, loan origination volumes and liability funding sources. While these assumptions may ultimately differ from actual results, these simulations are helpful for measuring interest rate sensitivity. We monitor interest rate sensitivity and attempt to reduce the risk of a significant decrease in net interest income caused by a change in interest rates. We also monitor the impact of interest rate changes on our net portfolio value.

  Liquidity Management

     Our liquidity policy is to maintain sufficient liquidity above daily funding needs to protect against unforeseen liquidity demands. We manage liquidity primarily through the securitization of mortgage loans and through various sources of borrowings, including securities sold under agreements to repurchase ("repurchase agreements"), Federal Home Loan Bank ("FHLB") advances, and other secured and unsecured sources of funds.

  Investing Activities

     We manage the Company's purchased investment securities, which are primarily comprised of agency MBS and investment grade private MBS. During 2000, our purchases of MBS declined, since the MBS had acceptable, but lower returns than loans originated by us and held in our portfolio or securitized and retained.

  Borrowing Activities

     To keep pace with asset growth in recent years, we have increasingly relied on wholesale borrowings to fund asset growth. Borrowings include repurchase agreements, the purchase of federal funds, the issuance of capital notes and other types of debt securities, the issuance of commercial paper, and funds obtained as advances from the FHLBs of Seattle and San Francisco. We also have access to the Federal Reserve Bank's discount window.

     We actively engage in repurchase agreements with authorized broker-dealers and major customers, selling U.S. Government debt securities and MBS under agreements to repurchase them at a future date.

     WMB and WMBfsb are members of the FHLB of Seattle, and WMBFA is a member of the FHLB of San Francisco. As members, each company maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. Each institution obtaining FHLB advances is required to enter into a written agreement with the lending FHLB under which the borrowing institution is primarily and unconditionally obligated to repay such advances and all other amounts owed to the lending FHLB. All advances must be fully secured by eligible collateral. Eligible collateral includes all stock owned of the FHLBs, deposits with the FHLBs, and certain mortgages or deeds of trust and securities of the U.S. Government and its agencies.

     Our depository institutions accept deposits, primarily time deposit accounts, from political subdivisions and public agencies. We consider these deposits to be a borrowing source rather than a customer relationship and, hence, they are managed by the treasury division.

     Other funding activities include the issuance of commercial paper by WMI and Washington Mutual Finance. We have commercial paper facilities backed by combined credit facilities from a syndicate of banks. We also issue senior and subordinated debt at WMI and WMBFA, and senior notes at Washington Mutual Finance.

  Capital Management

     In order to deploy accumulated capital, we repurchased our common stock during the first half of 2000. From April 20, 1999, the inception of the repurchase program, through June 30, 2000, we repurchased a total of 66.3 million shares as part of our previously announced purchase programs. We did not repurchase any shares during the last half of 2000. During this time, capital was accumulated to facilitate balance sheet growth and accommodate the acquisitions of Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. Our capital management strategy also focuses on the risk-based capital and leverage ratios of our principal banking subsidiaries.

EMPLOYEES

     Our number of full-time equivalent employees ("FTE") at December 31, 2000 was 28,798, a slight increase from 28,509 at December 31, 1999. During the previous year, the number of FTE also increased slightly from 27,957 at December 31, 1998, primarily as a result of approximately 1,000 employees added in the acquisition of Long Beach Mortgage. We believe that we have been successful in attracting quality employees and that our employee relations are good.

COMPETITIVE ENVIRONMENT

     We operate in a highly competitive environment. The activities of our three major lines of business (Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance) are subject to significant competition in attracting and retaining deposits and making loans as well as in providing other financial services in all of our market areas. Competition focuses on customer services, interest rates on loans and deposits, lending limits and customer convenience, such as product lines offered and the accessibility of services.

     Our most direct competition for deposits has historically come from savings institutions, credit unions and commercial banks doing business in our primary market areas of California, Washington, Oregon, Florida, Texas and Utah. Enacted in 1999, the Gramm-Leach-Bliley ("GLB") Act does not increase our authority to affiliate, but it does benefit our competitors, as discussed below. See "Business -- Regulation and Supervision." As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary market areas.

     Our most direct competition for loans has traditionally come from other savings institutions, national mortgage companies, insurance companies, commercial banks and government-sponsored enterprises ("GSEs"). In addition to the provisions of the GLB Act, technological advances and heightened e-commerce activities have also increased accessibility to services without physical presence, which has intensified competition among banking as well as nonbanking companies in offering financial products and services. Although our competitors' activities may make it a bigger challenge for us to achieve our financial goals, we are continuously reassessing our overall competitive edge to attract more customers for our products and services.

     With the changes in technology and increased competition from banking as well as from nonbanking entities, the traditional environment in which we have operated in the past has been transformed into a fiercely dynamic and competitive environment. Although we are faced with increased competitive pressures, we remain adaptable to these changes by continuously reviewing and redefining the ways in which we do our business and, as a result, we remain a strong market force in our core areas.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, we have made and will make forward-looking statements. Our Form 10-K and other documents that we file with the Securities and Exchange Commission have forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may."

     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.

     Some of these factors are described below.

  Business and Economic Conditions

     Our business and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy, and the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if interest rates continue to decline, this could increase loan prepayments, which could lead to a decline in the value of our mortgage servicing rights. An economic downturn or rising interest rate environment could decrease the demand for loans and increase the number of customers who become delinquent or default on their loans. An increase in delinquencies or defaults could result in a higher level of charge offs and provision for loan and lease losses, which could adversely affect our earnings. Higher interest rates would also increase our cost of interest-bearing liabilities, which could outpace the increase in the yield on interest-earning assets and lead to a reduction in the net interest margin.

  Diversification of Assets

     We have reduced the percentage of SFR loans and MBS in our portfolio and increased the percentage of consumer loans, commercial business loans and specialty mortgage finance loans. Although these loans generally provide a higher yield than our SFR loans and MBS, they also carry more credit risk. To the extent that we need to increase our provision for loan and lease losses as a result of these loans, our earnings could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Provision and Allowance for Loan and Lease Losses" in this Form 10-K for more specific discussion.

  Concentration of Operations in California

     At December 31, 2000, 52% of our loan portfolio and 71% of our deposits were concentrated in California. As a result, our results of operations and financial condition are particularly subject to the conditions in the single-family and multi-family residential markets in California. If economic conditions generally, or in California in particular, worsen or if the market for residential real estate declines, we may experience greater delinquencies, which may result in decreased net income and decreased collateral values on our existing portfolio. We also may not be able to originate the volume or type of loans or achieve the level of deposits that we currently anticipate.

     The forward-looking statements contained within MD&A assume that the California economy and real estate market will remain healthy. Worsening of economic conditions or a significant decline in real estate values in California could have a materially adverse effect on our results of operations and financial condition.

  Competition

     We face significant competition both in attracting and retaining deposits and in making loans in all of our markets. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds and securities brokerage companies. We expect increased competition in the financial services industry as a result of recent legislation that removes many of the restrictions on affiliations among banks, insurance companies, and securities firms. Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks, and government-sponsored enterprises ("GSEs"), such as Fannie Mae and Freddie Mac. Competition from such sources could increase in the future and could adversely affect our ability to achieve our financial goals. In addition, competitive factors, such as the lower cost structure of less-regulated originators and the influence of the GSEs in establishing rates, heavily influence our lending activities.

  Fiscal and Monetary Policies

     Our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict.

  Mergers and Acquisitions

     We expand our business, in part, by acquiring other financial institutions or a portion of their business. We continue to explore opportunities to acquire other financial institutions that will complement and enhance our key strategies. A number of factors related to past and future acquisitions could adversely affect our business and earnings. In addition, our acquisitions are often subject to regulatory approval. The failure to receive required regulatory approvals within the time frame or on the conditions expected by management could also adversely affect our business and earnings.

BUSINESS COMBINATIONS

     Most of our growth since 1988 has occurred as a result of business combinations. The following table summarizes our business combinations since 1988:

                 ACQUISITION NAME                    DATE ACQUIRED     LOANS    DEPOSITS   ASSETS
                 ----------------                    --------------   -------   --------   -------
                                                                 (DOLLARS IN MILLIONS)
Columbia Federal Savings Bank and Shoreline Savings
  Bank.............................................  April 29, 1988   $   551   $   555    $   753
Old Stone Bank(1)..................................  June 1, 1990         230       293        294
Frontier Federal Savings Association(2)............  June 30, 1990         --        96         --
Williamsburg Federal Savings Bank(2)...............  Sept. 14, 1990        --         4         --
Vancouver Federal Savings Bank.....................  July 31, 1991        200       253        261
CrossLand Savings, FSB(2)..........................  Nov. 8, 1991          --       185         --
Sound Savings and Loan Association.................  Jan. 1, 1992          17        21         24
World Savings and Loan Association(2)..............  March 6, 1992         --        38         --
Great Northwest Bank...............................  April 1, 1992        603       586        710
Pioneer Savings Bank...............................  March 1, 1993        625       660        927
Pacific First Bank, A Federal Savings Bank.........  April 9, 1993      3,771     3,832      5,861
Far West Federal Savings Bank(2)...................  April 15, 1994        --        42         --
Summit Savings Bank................................  Nov. 14, 1994        128       169        188
Olympus Bank, a Federal Savings Bank...............  April 28, 1995       238       279        391
Enterprise Bank....................................  Aug. 31, 1995         93       139        154
Western Bank.......................................  Jan. 31, 1996        501       696        776
Utah Federal Savings Bank..........................  Nov. 30, 1996         89       107        122
American Savings Bank, F.A. .......................  Dec. 20, 1996     14,563    12,815     21,894
United Western Financial Group.....................  Jan. 15, 1997        273       300        404
Great Western Financial Corporation................  July 1, 1997      32,448    27,785     43,770
H.F. Ahmanson & Company(3).........................  Oct. 1, 1998      33,939    33,975     50,355
Industrial Bank....................................  Dec. 31, 1998         11        26         27
Long Beach Financial Corporation...................  Oct. 1, 1999         415        --        821
Alta Residential Mortgage Trust....................  Feb. 1, 2000         156        --        158
Mortgage operations of The PNC Financial Services
  Group, Inc.(1)...................................  Jan. 31, 2001      3,290        --      7,363
Bank United Corp...................................  Feb. 9, 2001      15,095     7,673     18,286

---------------
(1) This was an acquisition of selected assets and/or liabilities.
(2) The acquisition was of branches and deposits only. The only assets acquired were branch facilities or loans collateralized by acquired savings deposits.
(3) Includes loans, deposits and assets acquired by Ahmanson from Coast.

TAXATION

  General

     For federal income tax purposes, we report income and expenses using the accrual method of accounting on a calendar year basis. We are subject to federal income tax under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in generally the same manner as other corporations.

  Tax Bad Debt Reserve Recapture

     The Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that qualified thrift institutions, such as WMBFA, WMB and WMBfsb, generally recapture for federal income tax purposes that portion of the balance of their tax bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts generally are to be taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, we have paid or will have to pay approximately an additional $4 million (based upon current federal income tax rates) each year of the six-year period in federal income taxes due to the Job Protection Act.

  State Income Taxation

     The states of California, Oregon, Florida, Texas, Utah and Idaho, as well as many other states in which we do business, impose corporate income taxes on companies doing business in those states.

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

  Assistance Agreement

     As a result of the acquisition of ASB in 1996, we are party to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings & Loan Insurance Corporation Resolution Fund (the "FRF"). The Assistance Agreement provides, in part, for the payment to the FRF over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards of New West Federal Savings and Loan Association. The provision for such payments is reflected in the financial statements as "Income Taxes." See "Notes to Consolidated Financial Statements -- Note 12: Income Taxes."

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

     Further, although CERCLA exempts holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence our decision whether to foreclose on property that is found to be contaminated. Our general policy is to obtain an environmental assessment prior to foreclosure of commercial property. The existence of hazardous substances or wastes on such property may cause us to elect not to foreclose on the property, thereby limiting, and in some instances precluding, our realization on such loans.

REGULATION AND SUPERVISION

     References in this section to applicable statutes and regulations are brief summaries only. You should consult the statutes and regulations for a full understanding of the details of their operation.

  General

     As a savings and loan holding company, WMI is subject to regulation by the Office of Thrift Supervision ("OTS"). WMBFA and WMBfsb are federal savings associations and are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), through the Savings Association Insurance Fund (the "SAIF") and, to a lesser extent, in the case of WMBFA, the Bank Insurance Fund (the "BIF"). The FDIC also has some authority to regulate WMBFA and WMBfsb. WMB is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington ("State Director"). The FDIC insures the deposit accounts of WMB through both the BIF and the SAIF. The FDIC examines and regulates WMB and other state-chartered banks that are not members of the Federal Reserve System ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings.

                                                PRIMARY
                                                FEDERAL
            ENTITY                CHARTER      REGULATOR     STATE REGULATOR     INSURANCE FUND(S)
            ------               ----------    ---------    -----------------    -----------------
WMI............................  State (WA)       OTS       n.a.                 n.a.
WMBFA..........................  Federal          OTS       None                 SAIF, BIF
WMB............................  State (WA)      FDIC       WA State Director    BIF, SAIF
WMBfsb.........................  Federal          OTS       None                 SAIF

     State and federal laws govern our consumer finance subsidiaries. Federal laws apply to various aspects of their lending practices. State laws establish applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

     On November 12, 1999, the GLB Act was signed into law. The GLB Act significantly reforms various aspects of the financial services business and includes provisions which:

     - establish a new framework under which bank holding companies and banks (subject to numerous restrictions) can own securities firms, insurance companies and other financial companies;

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

     The provisions permitting full affiliations between bank holding companies or banks and other financial companies do not increase our authority to affiliate. As a unitary savings and loan holding company, we were generally permitted to have such affiliations prior to the enactment of the GLB Act. It is expected, however, that these provisions will benefit our competitors.

     The provisions subjecting banks to securities regulation are not expected to significantly affect us since primarily all of our securities business is conducted through securities subsidiaries that are already subject to such regulation. Some new provisions restricting or regulating ownership of insurance companies by banks apply also to savings institutions, and may hinder WMBFA, WMBfsb or WMB from acquiring certain insurance companies.

     The prohibition on the ability of new unitary savings and loan holding companies to engage in nonfinancial activities or affiliating with nonfinancial entities generally applies only to savings and loan holding companies that were not, or had not submitted an application to become, savings and loan holding companies as of May 4, 1999. Since we were treated as a unitary savings and loan holding company prior to that date, the GLB Act will not prohibit us from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the GLB Act generally restricts any nonfinancial entity from acquiring us unless such nonfinancial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999.

     Management does not believe that complying with the new consumer privacy provision will have a significant impact on our business.

     Changes to the FHLB system in the GLB Act included a change in the manner of calculating the Resolution Funding Corporation ("REFCORP") obligations payable by the FHLBs; a broadening of purposes for which FHLB advances may be used; and removal of the requirement that federal savings associations be FHLB members. Previously, the aggregate amount of the annual REFCORP obligation paid by all FHLBs was $300 million. The GLB Act imposes an annual obligation equal to 20% of the net earnings of the FHLBs. This change will result in a greater obligation in years when FHLBs have high income levels, thereby reducing the return on members' investments. With the broadening in the purpose for which FHLB advances can be used, our borrowing costs may rise as demand for advances increases.

  Holding Company Regulation

     WMI is a multiple savings and loan holding company, as defined by federal law, because it owns three savings associations: WMB, WMBFA and WMBfsb. WMB is a state-chartered savings bank that has elected to be treated as a savings association for purposes of the federal savings and loan holding company law. WMI is regulated as a unitary savings and loan holding company because WMBFA and WMBfsb are deemed to have been acquired in supervisory transactions. Therefore, certain restrictions under federal law on the activities and investments of multiple savings and loan holding companies do not apply to WMI. These restrictions will apply to WMI if WMB, WMBFA or WMBfsb fails to be a qualified thrift lender ("QTL"). By this we mean generally that:

     - at least 65% of a specified asset base must consist of: loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or

     - at least 60% of total assets must consist of cash, United States government or government agency debt or equity securities, fixed assets, or loans secured by: deposits, real property used for residential, educational, church, welfare or health purposes, or real property in certain urban renewal areas.

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

     Annual Reporting; Examinations. Under the Home Owners' Loan Act ("HOLA") and OTS regulations WMI, as a savings and loan holding company, must file periodic reports with the OTS. In addition, WMI must comply with OTS record keeping requirements.

     WMI is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

     Commonly Controlled Depository Institutions; Affiliate
Transactions. Depository institutions are "commonly controlled" if they are controlled by the same holding company or if one depository institution controls another depository institution. WMI controls WMB, WMBFA and WMBfsb. The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses it incurs in connection either with the default of a "commonly controlled" depository institution or with the FDIC's provision of assistance to such an institution.

     WMB, WMBFA and WMBfsb, as holding company subsidiaries that are depository institutions, are subject to both qualitative and quantitative limitations on the transactions they conduct with WMI and its other subsidiaries.

     Capital Adequacy. WMI is not currently subject to any regulatory capital requirements, but each of its subsidiary depository institutions is subject to various capital requirements. See "Regulation and Supervision-Capital Requirements." The OTS has proposed a regulation which would require savings and loan holding companies to give prior notice to the OTS of certain transactions which could affect capital and which would also set forth the circumstances under which the OTS would, on a case-by-case basis, review a holding company's capital adequacy and, when necessary, require additional capital.

  Subsidiary Savings Institution Regulation

     As federally-chartered savings associations, WMBFA and WMBfsb are subject to regulation and supervision by the OTS. As a state-chartered savings bank, WMB is subject to regulation and supervision by the State Director and the FDIC.

     Federal Regulation and Supervision of WMBFA and WMBfsb. Federal statutes empower federal savings institutions, such as WMBFA and WMBfsb, to conduct, subject to various conditions and limitations, business activities that include:

     - accepting deposits and paying interest on them;

     - making loans on residential and other real estate;

     - making a limited amount of consumer loans;

     - making a limited amount of commercial loans;

     - investing in corporate obligations, government debt securities, and other securities;

     - offering various trust and banking services to their customers; and

     - owning subsidiaries that invest in real estate and carry on certain other activities.

     OTS regulations further delineate such institutions' investment and lending powers. Federal savings institutions generally may not invest in noninvestment-grade debt securities, nor may they generally make equity investments, other than investments in service corporations.

     State Regulation and Supervision. Washington State statutes empower savings banks, such as WMB, to conduct, subject to various conditions and limitations, business activities that include:

     - accepting deposits and paying interest on them;

     - making loans on or investing in residential and other real estate;

     - making consumer loans;

     - making commercial loans;

     - investing in corporate obligations, government debt securities, and other securities;

     - offering various trust and banking services to their customers; and

     - owning subsidiaries that engage in a wide variety of activities.

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

     Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institution's primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as WMI and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies flatly prohibits WMB, WMBFA or WMBfsb from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits WMB, WMBFA or WMBfsb from making any equity investment in any affiliate that is not its subsidiary. We currently are in material compliance with all these provisions.

     Restrictions on Subsidiary Savings Institution Capital Distributions. WMI's principal sources of funds are cash dividends paid to it by its banking and other subsidiaries, investment income and borrowings. Federal and state law limits the ability of a depository institution, such as WMB, WMBFA or WMBfsb, to pay dividends or make other capital distributions.

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

  FDIC Insurance

     The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution. The FDIC administers two separate deposit insurance funds, the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WMB is a member of the BIF, but a portion of its deposits is insured through the SAIF. WMBFA and WMBfsb are members of the SAIF, but a portion of WMBFA's deposits is insured through the BIF. WMB and WMBFA are subject to payment of assessments ratably to both funds.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2000, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. WMB and WMBFA qualified for the lowest rate on their BIF deposits in 2000, and WMB, WMBFA and WMBfsb qualified for the lowest rate on their SAIF deposits in 2000. Accordingly, none of these institutions paid any deposit insurance assessments in 2000.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly.

     Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. The average annual assessment rate in 1999 was 5.925 cents per $100 of SAIF-insured deposits and
1.185 cents per $100 of BIF-insured deposits. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. For the year 2000, the average annual rate was 2.07 cents per $100 of insured deposits. Because we have substantially more SAIF-insured deposits than BIF-insured deposits, this change resulted in an overall reduction of the amount of our FICO assessments.

  Capital Requirements

     Each of our subsidiary depository institutions is subject to various capital requirements. WMB is subject to FDIC capital requirements, while WMBFA and WMBfsb are subject to OTS capital requirements.

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

     The FDIC uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category, FNMA and FHLMC MBS are placed in the 20% risk category, loans secured by SFR properties and certain private issue MBS are generally placed in the 50% risk category, and commercial real estate and consumer loans are generally placed in the 100% risk category. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight in one of four categories.

     Under FDIC guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4.00%.

     In addition to the risk-based capital guidelines, the FDIC uses a leverage ratio to evaluate a bank's capital adequacy. Most banks are required to maintain a minimum leverage ratio of Tier 1 capital to average assets of 4.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the institution's particular risk profile.

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

     The following table sets forth the current regulatory requirement for capital ratios for FDIC regulated banks as compared with our capital ratios at December 31, 2000:

                               TIER 1 CAPITAL TO
                                AVERAGE ASSETS         TIER 1 CAPITAL TO        TOTAL CAPITAL TO
                             (FDIC LEVERAGE RATIO)    RISK-WEIGHTED ASSETS    RISK-WEIGHTED ASSETS
                             ---------------------    --------------------    --------------------
Regulatory Minimum.........           4.00%(1)                4.00%                   8.00%
WMB's Actual...............           5.83                   10.15                   11.24

---------------
(1) The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

     WMBFA and WMBfsb. The OTS requires savings associations, such as WMBFA and WMBfsb, to meet each of three separate capital adequacy standards:

     - a core capital leverage requirement,

     - a tangible capital requirement, and

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

     The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 2000:

                          TIER 1 CAPITAL
                            TO ADJUSTED
                           TOTAL ASSETS      TANGIBLE CAPITAL    TIER 1 CAPITAL TO    TOTAL CAPITAL TO
                               (OTS            TO TANGIBLE         RISK-WEIGHTED       RISK-WEIGHTED
                          LEVERAGE RATIO)         ASSETS              ASSETS               ASSETS
                          ---------------    ----------------    -----------------    ----------------
Regulatory Minimum......        4.00%(1)           1.50%                4.00%               8.00%
WMBFA's Actual..........        5.81               5.81                10.40               11.36
WMBfsb's Actual.........        6.97               6.97                11.14               12.10

---------------
(1) The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

  FDICIA Requirements

     FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories:

     - well-capitalized,

     - adequately capitalized,

     - undercapitalized,

     - significantly undercapitalized, and

     - critically undercapitalized.

     An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized.

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

  Federal Reserve Regulation

     Under Federal Reserve Board regulations, WMB, WMBFA and WMBfsb are each required to maintain a reserve against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, WMBFA and WMBfsb each maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. Institutions may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

  Federal Home Loan Bank System

     The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance Board ("Finance Board") is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions.

     Under current rules, an FHLB member is generally required to purchase FHLB stock in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. The GLB Act and new regulations adopted by the Finance Board in December 2000 require a new capital structure for the FHLBs. The new capital structure will contain risk-based and leverage capital requirements similar to those currently in place for depository institutions. Each FHLB must submit a capital structure plan to the Finance Board for approval within 270 days of the publication of the new regulations.

     Generally, an institution is eligible to be a member of the FHLB for the district where the member's principal place of business is located. WMBFA, whose home office is Stockton, California, is a member of the San Francisco FHLB; WMB, whose head office is in Seattle, is a member of the Seattle FHLB, as is

WMBfsb, whose home office is in Salt Lake City. Prior to its merger with WMBFA, Bank United was a member of the Dallas FHLB. Under Finance Board regulations, Bank United membership terminated when it merged into WMBFA. The Federal Home Loan Bank Act provides, however, for membership of the FHLB adjoining the district in which an institution is located if membership is demanded by convenience and approved by the Finance Board. WMBFA has applied to become a member of the Dallas FHLB. The Dallas FHLB has approved the application contingent upon the approval of the Finance Board.

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 1999, WMBFA and WMBfsb each received an "outstanding" CRA rating from the OTS, and WMB received an "outstanding" CRA rating from the FDIC. These ratings reflect our commitment to meeting the credit needs of the communities we serve.

     Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. We maintain a CRA file available for public viewing, as well as an annual CRA highlights document. These documents describe our credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs.

     In May 1998, we announced a ten-year $120 billion community commitment to all areas in which we conduct business. The commitment replaced prior ones made by us and the companies we acquired.

     The $120 billion commitment targets single-family, small business and consumer, and multi-family lending, and community investment at the following levels:

     - Single-family lending -- $81.6 billion in affordable housing loans to minority racial and ethnic borrowers, borrowers in low- to moderate-income ("LMI") census tracts, and borrowers earning less than 80% of median income. Of this amount, $30 billion is specifically targeted to LMI borrowers.

     - Small business and consumer lending -- $25 billion in loans to small businesses and LMI consumers, including:

       - Consumer loans and lines of credit to borrowers with low-to moderate-incomes and in LMI census tracts, and

       - Small businesses, with an emphasis on loans and lines of credit of $50,000 or less and loans to people of color, women and disabled persons.

     - Multi-family lending -- $12.1 billion for multi-family structures, including (among others) apartment and manufactured home park developments, in LMI census tracts or serving families earning less than 80% of median income.

     - Community investment -- $1.3 billion in investments and loans for community development. This commitment area includes low-income housing initiatives, tax-exempt housing revenue bonds, minority financial institutions and community banks and financial institutions targeting minority racial and ethnic communities or other community needs.

     In addition to these goals and objectives, we made a commitment (along with pledges in other areas, like diversity) to philanthropically support the communities in which we conduct our business. Towards that end we "will strive to return" to our neighborhoods the greater of 2% of our pre-tax earnings or 3% of our after-tax earnings plus 10% of any net recovery from the resolution of Ahmanson's goodwill litigation against the U.S. government. This corporate support is returned through grants, sponsorships, loans at below market rates, in-kind donations, paid employee volunteer time, and other financial support of our efforts to develop our communities.

     As of December 31, 2000, we exceeded our 2000 targets for lending in LMI neighborhoods and underserved market areas in the second year of our $120 billion, ten-year commitment in loans and investments.

  Recent and Proposed Legislation and Regulation

     The GLB Act is summarized in "Regulation and Supervision -- General." The new capital structure for FHLBs is summarized in "Regulation and Supervision -- Federal Home Loan Bank System."

     In February 1999, the OTS proposed a regulation that could affect WMI's treatment as a unitary savings and loan holding company. If a holding company owns more than one savings association, it is a multiple savings and loan holding company ("SLHC"); if it owns only one savings association, it is a unitary SLHC. HOLA generally restricts multiple SLHCs and their non-association subsidiaries to traditional savings association activities and services and to activities permitted bank holding companies. These restrictions do not apply to unitary SLHCs. In addition, these restrictions do not apply to a multiple SLHC if all, or all but one, of its subsidiary savings associations were acquired in transactions involving a sale or transfer from an ailing or failing institution. Such savings associations are sometimes referred to as "supervisory" acquisitions, and a multiple SLHC is sometimes referred to as an "exempt" multiple SLHC if all, or all but one, of its subsidiary associations are supervisory acquisitions. The OTS proposal stated that, under certain circumstances, an exempt multiple SLHC could lose its exempt status if it or one of its supervisory subsidiary associations is involved in a merger. This proposal has been withdrawn by the OTS. The OTS may, however, issue the same or a similar proposal in the future.

     WMI has had the status of an exempt multiple SLHC because two of its three subsidiary associations -- WMBFA and WMBfsb -- have been deemed supervisory acquisitions. However, both WMBFA and WMBfsb, as well as WMI, have been involved in subsequent merger transactions. Accordingly, it is possible that, if the proposed regulation or a similar regulation were adopted, the OTS could assert that WMI is not an exempt multiple SLHC. If that were to occur, WMI would have to merge its subsidiary associations or discontinue activities, including real estate development activities not permitted to multiple SLHCs.

     The OTS and other banking regulators proposed revisions to their capital rules concerning the treatment of residual interests in asset securitizations and other transfers of financial assets. Generally, the proposed rule would require that risk-based capital be held in an amount equal to the amount of residual interests retained on an institution's balance sheet and would limit the amount of residual interests that may be included in Tier 1 capital.

     The OTS has proposed a regulation which would require certain SLHCs to notify the OTS before engaging in or committing to engage in a limited set of debt transactions, transactions that reduce capital, some asset acquisitions, and other transactions. In addition, while the regulation does not propose capital requirements applicable to all SLHCs, the OTS is considering whether to adopt a rule setting forth the circumstances in which it would review, on a case-by-case basis, the capital adequacy of an SLHC and, when necessary, require additional capital.

     In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one half to three times greater than the amount appropriate for similar types of non-subprime assets.

     The guidance is primarily directed at insured depository institutions. WMBFA currently holds specialty mortgage finance loans in excess of 25 percent of its Tier 1 capital and could be adversely affected by the application of the guidance. A significant portion of these loans and the consumer finance loans originated by Washington Mutual Finance may be considered subprime loans under the guidance. While WMI, Long Beach Mortgage and Washington Mutual Finance are not currently subject to any specific capital requirements imposed by the federal banking agencies, the OTS does have certain examination authority over WMI in its capacity as an SLHC and, accordingly, WMI and its nonbanking subsidiaries could also be adversely affected by the guidance. Management is currently analyzing the impact of the guidance on the conduct of its business.

     In December 2000, the Federal Reserve Board published proposed regulations which would implement the Home Ownership and Equity Protection Act ("HOEPA").
 HOEPA, which was enacted in 1994, imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans Washington Mutual currently makes are generally below the rate and fee levels that trigger HOEPA. However, if the changes to the rate levels and the calculation of fee amounts in the proposed regulation are adopted, more of the loans we currently offer would be subject to HOEPA.

  Regulation of Nonbanking Affiliates

     As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers, Inc. ("NASD"), WM Financial Services and our mutual fund distributor subsidiary are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As our registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions.

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

PRINCIPAL OFFICERS

     The following table sets forth certain information regarding the principal officers of Washington Mutual:

                                                                                            EMPLOYEE OF
         PRINCIPAL OFFICERS            AGE             CAPACITY IN WHICH SERVED            COMPANY SINCE
         ------------------            ---             ------------------------            -------------
Kerry K. Killinger...................  51    Chairman of the Board of Directors,               1983
                                             President and
                                             Chief Executive Officer
Fay L. Chapman.......................  54    Senior Executive Vice President and General       1997
                                             Counsel
Craig S. Davis.......................  49    President, Home Loans and Insurance Services      1996
                                             Group
William W. Ehrlich...................  34    Executive Vice President, Corporate               1993
                                             Relations
Steven P. Freimuth...................  44    Senior Executive Vice President, Corporate        1988
                                             Services
William A. Longbrake.................  57    Vice Chair and Chief Financial Officer            1996
Deanna W. Oppenheimer................  42    President, Banking and Financial Services         1985
                                             Group
Craig E. Tall........................  55    Vice Chair, Corporate Development and             1985
                                             Specialty
                                             Finance Group
S. Liane Wilson......................  58    Vice Chair, Corporate Technology                  1985
Robert H. Miles......................  44    Senior Vice President and Controller              1999

     Mr. Killinger is Chairman, President and Chief Executive Officer of Washington Mutual. He was named President and director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. Mr. Killinger joined Washington Mutual as an Executive Vice President of WMB in 1983.

     Ms. Chapman has been Senior Executive Vice President and General Counsel since 1999. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, Ms. Chapman was a partner with Foster Pepper & Shefelman PLLC, a Seattle, Washington law firm, since 1979.

     Mr. Davis is President, Home Loans and Insurance Services Group. He is responsible for single family lending and insurance services. Mr. Davis became Executive Vice President and a member of the Executive Committee in January 1997. Prior to joining Washington Mutual, he was Director of Mortgage Originations of American Savings Bank, F.A. from 1993 through 1996 and served as President of ASB Financial Services, Inc. from 1989 to 1993.

     Mr. Ehrlich has been Executive Vice President, Corporate Relations and a member of the Executive Committee since 1999. He is responsible for overseeing the Company's corporate public relations, employee communications, government relations and investor relations. Mr. Ehrlich became Assistant Vice President of Corporate Communications in 1994 and Senior Vice President in 1998. He joined Washington Mutual as a public relations consultant in 1990 and then rejoined the Company in 1993 as a coordinator in the Mergers and Acquisitions Department.

     Mr. Freimuth has been Senior Executive Vice President, Corporate Services since 1999. He is responsible for a variety of central corporate support areas, including human resources and credit oversight. Mr. Freimuth became Senior Vice President in 1991 and Executive Vice President and a member of the Executive Committee in 1997. Mr. Freimuth joined WMB as a Vice President in 1988.

     Mr. Longbrake has been Vice Chair and Chief Financial Officer since 1999. He is responsible for corporate finance. Mr. Longbrake rejoined Washington Mutual as Executive Vice President and Chief Financial Officer and a member of the Executive Committee in October 1996. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the FDIC.

     Mr. Miles has been Senior Vice President and Controller since January 2001. He serves as Washington Mutual's principal accounting officer. Mr. Miles joined the Company as Senior Vice President and Corporate

Tax Manager in June 1999. Prior to joining the Company, Mr. Miles was Director, Domestic Taxes of BankBoston, N.A.

     Ms. Oppenheimer is President, Banking and Financial Services Group. She is responsible for consumer banking, financial services and business banking. Ms. Oppenheimer became Executive Vice President in 1993 and has been a member of the Executive Committee since its formation in 1990. She has been an officer of the Company since 1985.

     Mr. Tall is Vice Chair, Corporate Development and Specialty Finance Group. He is responsible for mergers and acquisitions, commercial real estate, specialty commercial lending, and the consumer finance subsidiaries. Mr. Tall became Executive Vice President in 1987 and Vice Chair in 1999. He has been a member of the Executive Committee since its formation in 1990.

     Ms. Wilson has been Vice Chair, Corporate Technology since 1999. She is responsible for corporate information technology. Ms. Wilson became an Executive Vice President in 1988 and has been a member of the Executive Committee since its formation in 1990. Ms. Wilson joined WMB in 1985 as Senior Vice President of Information Technology.

ITEM 2. PROPERTIES

     As of December 31, 2000, our banking subsidiaries conducted business in 42 states through 1,053 consumer financial centers, 71 Western Bank branches, 10 WM Business Bank offices in California, 183 home loan centers and 23 wholesale loan centers. Consumer finance operations were conducted in over 590 locations in 38 states.

     The administration offices that we owned or leased were as follows:

                                                                    APPROXIMATE      TERMINATION OR
                    LOCATION                       LEASED/OWNED    SQUARE FOOTAGE    RENEWAL DATE(1)
                    --------                       ------------    --------------    ---------------
1201 3rd Ave., Seattle, WA.......................     Leased          289,000            2007
1191 2nd Ave., Seattle, WA.......................     Leased          115,000            2006
1101 2nd Ave., Seattle, WA.......................     Leased           75,000            2006
999 3rd Ave., Seattle, WA........................     Leased           43,000            2004
1111 3rd Ave., Seattle, WA.......................     Leased          161,000            2004
1301 5th Ave., Seattle, WA.......................     Leased           59,000            2008
1401 2nd Ave., Seattle, WA.......................     Leased           85,000            2009
1501 4th Ave., Seattle, WA.......................     Leased           50,000            2004
2520 & 2530 223rd St. SE, Bothell, WA............     Leased          110,000            2008
188 106th Ave. NE, Bellevue, WA..................     Leased           39,000            2002
17875/77 Van Karman, Irvine, CA..................      Owned          156,000            n.a.
3351 Michaelson Dr., Irvine, CA..................     Leased           47,000            2004
Stockton, CA(2)..................................      Owned          252,000            n.a.
Chatsworth, CA(2)................................      Owned          327,000            n.a.
Chatsworth, CA(2)................................     Leased          644,000         2003 - 2015
1000 Wilshire Blvd., Los Angeles, CA.............     Leased           19,000            2002
1100 Town & Country Rd., Orange, CA..............     Leased           73,000         2001 - 2002
8900 Grand Oak Circle, Tampa, FL.................      Owned           71,000            n.a.
3405 McLemore Dr., Pensacola, FL.................     Leased           50,000            2004

---------------
(1) The Company has options to renew leases at most locations.

(2) Multiple locations.

ITEM 3. LEGAL PROCEEDINGS

     We have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock trades on The New York Stock Exchange under the symbol WM. Prior to December 9, 1998, our common stock traded on The Nasdaq Stock Market under the symbol WAMU. As of March 2, 2001, there were 583,802,776 shares issued and outstanding held by 35,207 shareholders of record. The closing price of our common stock on March 2, 2001 was $51.10 per share.

  Common Stock

     The high and low common stock prices by quarter were as follows:

                                              YEAR ENDED            YEAR ENDED
                                          DECEMBER 31, 2000     DECEMBER 31, 1999
                                          ------------------    ------------------
                                           HIGH        LOW       HIGH        LOW
                                          -------    -------    -------    -------
Fourth quarter..........................  $55.88     $37.88     $35.94     $25.13
Third quarter...........................   40.56      30.19      36.63      27.94
Second quarter..........................   32.63      24.63      41.94      34.63
First quarter...........................   27.00      21.81      45.25      38.44

     The cash dividends declared by quarter were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Fourth quarter.............................................  $0.300    $0.260
Third quarter..............................................   0.290     0.250
Second quarter.............................................   0.280     0.240
First quarter..............................................   0.270     0.230

  Preferred Stock

     At December 31, 2000, we had no preferred stock outstanding.

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

     Our retained earnings at December 31, 2000 included a pre-1988 thrift bad debt reserve for tax purposes of $2.01 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, we will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, our ability to pay dividends in excess of current earnings may be limited.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Washington Mutual and is derived from and should be read in conjunction with the Consolidated Financial Statements of Washington Mutual and the Notes thereto, which are included in this Annual Report on Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                  2000           1999           1998           1997           1996
                              ------------   ------------   ------------   ------------   ------------
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Interest income.............  $     13,783   $     12,062   $     11,221   $     10,203   $      9,892
Interest expense............         9,472          7,610          6,929          6,287          6,027
Net interest income.........         4,311          4,452          4,292          3,916          3,865
Provision for loan and lease
  losses....................           185            167            162            247            498
Noninterest income..........         1,984          1,509          1,507            980            819
Noninterest expense.........         3,126          2,910          3,268          3,111          3,595
Income before income
  taxes.....................         2,984          2,884          2,369          1,538            591
Net income..................         1,899          1,817          1,487            885            375
Net income attributable to
  common stock..............         1,899          1,817          1,471            830            292
Net income per common share:
  Basic.....................          3.55           3.17           2.61           1.56           0.55
  Diluted...................          3.54           3.16           2.56           1.52           0.54
Average diluted common
  shares used to calculate
  earnings per share........   536,463,063    574,553,031    578,562,305    556,759,023    539,058,104
Cash dividends paid per
  common share:
  Pre-business
     combinations(1)........  $       1.14   $       0.98   $       0.82   $       0.71   $       0.60
  Post-business
     combinations(2)........          1.14           0.98           0.73           0.66           0.65
Common stock dividend payout
  ratio(2)..................         32.95%         31.40%         29.32%         40.61%         94.12%
Return on average assets....          1.01           1.04           0.96           0.63           0.28
Return on average
  stockholders' equity......         21.15          19.66          16.62          11.73           4.70
Return on average common
  stockholders' equity......         21.15          19.66          16.67          11.95           3.95

                                                      DECEMBER 31,
                       -------------------------------------------------------------------------------
                           2000            1999            1998            1997               1996
                       ------------    ------------    ------------    ------------       ------------
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Assets...............  $    194,716    $    186,514    $    165,493    $    143,522       $    137,329
Securities...........        58,724          60,786          47,046          37,025             35,036
Loans held for
  sale...............         3,404             794           1,827           1,141              1,399
Loans held in
  portfolio..........       119,626         113,746         107,612          97,531             92,610
Deposits.............        79,574          81,130          85,492          83,429             87,509
Borrowings...........       101,656          94,327          65,200          49,976             40,015
Stockholders'
  equity.............        10,166           9,053           9,344           7,601              7,426
Ratio of
  stockholders'
  equity to total
  assets.............          5.22%           4.85%           5.65%           5.30%              5.41%
Diluted book value
  per common share...  $      19.26(3) $      16.18(3) $      16.07(3) $      13.23(3)(4) $      12.52(3)(4)
Number of common
  shares outstanding
  at end of period...   527,855,720(3)  559,589,272(3)  581,408,525(3)  550,689,721(3)(4)  554,811,012(3)(4)

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

OVERVIEW

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

     This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Factors That May Affect Future Results" included in this Form 10-K.

     Our net income for 2000 was $1.90 billion, compared with $1.82 billion in 1999 and $1.49 billion in 1998. We had diluted earnings per share of $3.54 in 2000, $3.16 in 1999 and $2.56 in 1998.

     During 2000, one of management's goals was to decrease the proportion of SFR loans on our balance sheet by selling SFR loans and MBS. We continued our policy of selling substantially all of our fixed-rate SFR originations and the specialty mortgage finance loans originated by our subsidiary, Long Beach Mortgage. We also began to sell ARM loans in the secondary market. In order to achieve optimum pricing, current ARM production that is not held in the loan portfolio is either sold to investors shortly following origination or securitized and retained in the available-for-sale securities portfolio for a period of time, and then sold. As a result of this initiative, we sold $18.07 billion of adjustable-rate loans during 2000. This strategy of selling current ARM production or securitizing and retaining as securities for sale at a later time resulted in an increase in the balance of loans held for sale to $3.40 billion at December 31, 2000, from $794 million at year-end 1999.

     Growing noninterest income is an important part of our strategy to reduce our exposure to changes in interest rates. During 2000, noninterest income represented 32% of total revenue (net interest income and noninterest income), compared with 25% for 1999. We increased the amount of noninterest income relative to net interest income by producing gains on sales of loans and increasing our loan servicing income, as well as increasing depositor and other retail banking fees.

     We also expanded our capability to generate loans. Total loan volume increased by $7.07 billion from 1999 to 2000. To further mitigate our exposure to adverse changes in interest rates, we increased our originations of non-SFR loans to 29% of total originations during 2000, compared with 22% for the prior year. We also purchased specialty mortgage finance and commercial loans to further diversify our balance sheet. These loans have the benefit of yielding wider margins, compared with our traditional home mortgage products. These specialty mortgage finance and commercial loans also have more predictable and stable prepayment rates. The characteristics of these portfolios should mitigate our exposure to margin compression during periods of rising interest rates. As this strategy also increases our credit risk, management closely monitors the performance of these loans.

     Starting in 1998 and continuing in 1999, we purchased shorter duration investment grade MBS in the secondary market. The MBS had acceptable, but lower returns than loans originated by us and held in our portfolio. After reviewing first quarter 1999 results, management re-evaluated our capital deployment strategy. In April 1999, the Board of Directors approved a share repurchase program and MBS purchases were curtailed. From the second quarter of 1999 through June 30, 2000, we purchased a total of 66.3 million shares as part of our previously announced repurchase programs totaling 111.3 million shares. We have not repurchased any of our common stock since the second quarter of 2000. Management instead focused on internal growth and acquisitions as a means of deploying capital.

     On January 31, 2001, we acquired the mortgage operations of The PNC Financial Services Group, Inc. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. ("WMHLI") and Washington Mutual Mortgage Securities Corp. ("WMMSC"). The acquisition further diversifies our mortgage operations geographically and expands our loan origination, servicing and securitization capacity. At January 31, 2001, WMHLI and WMMSC had total assets of approximately $7 billion.

     On February 9, 2001, we acquired Bank United Corp. This acquisition enhances our existing plans to grow our commercial business and expands our ability to originate FHA-insured and VA-guaranteed loans. At February 9, 2001, Bank United Corp. had total assets of approximately $18 billion.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income was $4.31 billion for 2000, compared with $4.45 billion in 1999 and $4.29 billion in 1998. The decline in net interest income for 2000 was due to the decrease in the net interest spread and margin, partially offset by an increase in average interest-earning assets. The net interest spread and margin were 2.25% and 2.38% for 2000, compared with 2.48% and 2.63% for 1999. The net interest spread and margin were 2.70% and 2.88% for 1998.

     The compression in the net interest spread and margin was primarily due to the fact that our liabilities reprice to market rates more quickly than our assets. This compression was in response to the rising interest rate environment during the first half of 2000, evidenced by an increase in the average three-month London Interbank Offered Rate ("LIBOR") from 6.14% in the fourth quarter of 1999 to 6.70% in the third quarter of 2000, and by a 100 basis point increase in the federal funds rate from 5.50% in November 1999 to 6.50% in May 2000. Accordingly, the cost of our interest-bearing liabilities increased 71 basis points to 5.37% for 2000 from 4.66% for 1999. This increase was primarily due to a 91 basis point increase in the cost of our borrowings from 5.52% in 1999 to 6.43% in 2000. The increased usage of wholesale borrowings (our primary funding source for asset growth) also contributed to the higher borrowing expense. The cost of our interest-bearing liabilities and cost of borrowings were 4.83% and 5.85% for 1998.

     Interest rates stabilized during the latter half of 2000, which caused an improvement in the net interest margin during the fourth quarter. The net interest spread and margin rose to 2.29% and 2.42% for the fourth quarter, compared with 2.19% and 2.31% for the third quarter. Reflecting this lower interest rate environment, adjustable-rate SFR loan originations were 76% of total SFR originations for the fourth quarter of 2000, as compared with an average of 88% over the prior three quarters.

     The overall yield on our interest-earning assets increased 48 basis points during 2000, driven primarily by a 57 basis point increase in the yield on our loans to 7.97%, compared with 7.40% for 1999. The rise in the yield on our loan portfolio was the result of adjustments to variable-rate loans tied to treasury-based indices and COFI. For the same reasons, there was a 36 basis point increase in the yield on our other interest-earning assets to 6.97% for 2000, compared with 6.61% for 1999. For 1998, the overall yield on our interest-earning assets was 7.53%, which was primarily attributable to the 7.73% yield on our loan portfolio.

     With the reduction in the federal funds rate to 5.50% in January 2001, coupled with the "snap back" effect on our ARM portfolio from the rate increases during the first half of 2000, we anticipate an improvement in the net interest margin during 2001. If interest rates remain stable or decline further, then the net interest margin could expand even further. If further rate reductions do occur, we may adopt the strategy of extending the maturity range of our wholesale borrowings and increasing our holdings of interest rate cap contracts embedded within these liabilities. Restructuring this portfolio in such a manner would reduce our exposure to margin compression during periods of rising interest rates.

     Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2000                            1999                            1998
                                    -----------------------------   -----------------------------   -----------------------------
                                                        INTEREST                        INTEREST                        INTEREST
                                     AVERAGE            INCOME OR    AVERAGE            INCOME OR    AVERAGE            INCOME OR
                                    BALANCE(1)   RATE    EXPENSE    BALANCE(1)   RATE    EXPENSE    BALANCE(1)   RATE    EXPENSE
                                    ----------   ----   ---------   ----------   ----   ---------   ----------   ----   ---------
                                                                        (DOLLARS IN MILLIONS)
ASSETS
Cash equivalents, securities and
  FHLB stock......................   $ 63,067    6.97%   $ 4,395     $ 56,177    6.61%   $ 3,714     $ 43,484    7.02%   $ 3,054
Loans(2)..........................    117,742    7.97      9,388      112,859    7.40      8,348      105,595    7.73      8,167
                                     --------            -------     --------            -------     --------            -------
        Total interest-earning
          assets..................    180,809    7.62     13,783      169,036    7.14     12,062      149,079    7.53     11,221
Other assets......................      6,763                           5,750                           6,042
                                     --------                        --------                        --------
        Total assets..............   $187,572                        $174,786                        $155,121
                                     ========                        ========                        ========
LIABILITIES
Deposits:
  Checking accounts...............   $ 14,120    0.46         65     $ 13,645    0.60         82     $ 12,165    0.61         75
  Savings accounts and MMDAs......     29,816    4.05      1,207       30,267    4.82      1,460       25,924    3.65        947
  Time deposit accounts...........     36,340    5.55      2,018       39,183    4.16      1,628       48,341    5.31      2,566
                                     --------            -------     --------            -------     --------            -------
        Total deposits............     80,276    4.10      3,290       83,095    3.82      3,170       86,430    4.15      3,588
Borrowings:
  Repurchase agreements...........     28,491    6.33      1,804       26,082    5.36      1,397       17,695    5.67      1,004
  Advances from FHLBs.............     56,979    6.33      3,608       47,008    5.37      2,522       30,110    5.65      1,701
  Federal funds purchased and
    commercial paper..............      3,442    6.52        224        2,421    5.19        126        4,122    5.61        231
  Other...........................      7,198    7.59        546        4,958    7.97        395        5,226    7.76        405
                                     --------            -------     --------            -------     --------            -------
        Total borrowings..........     96,110    6.43      6,182       80,469    5.52      4,440       57,153    5.85      3,341
                                     --------            -------     --------            -------     --------            -------
        Total interest-bearing
          liabilities.............    176,386    5.37      9,472      163,564    4.66      7,610      143,583    4.83      6,929
                                     --------            -------     --------            -------     --------            -------
Other liabilities.................      2,207                           1,978                           2,591
                                     --------                        --------                        --------
  Total liabilities...............    178,593                         165,542                         146,174
STOCKHOLDERS' EQUITY..............      8,979                           9,244                           8,947
                                     --------                        --------                        --------
Total liabilities and
  stockholders' equity............   $187,572                        $174,786                        $155,121
                                     ========                        ========                        ========
Net interest spread and net
  interest income.................               2.25    $ 4,311                 2.48    $ 4,452                 2.70    $ 4,292
                                                         =======                         =======                         =======
Net interest margin...............               2.38                            2.63                            2.88

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

                                                2000 VS. 1999                        1999 VS. 1998
                                     -----------------------------------   ----------------------------------
                                     INCREASE/(DECREASE)                   INCREASE/(DECREASE)
                                            DUE TO                               DUE TO
                                     --------------------                  -------------------
                                     VOLUME(1)     RATE     TOTAL CHANGE   VOLUME(1)     RATE    TOTAL CHANGE
                                     ----------   -------   ------------   ----------   ------   ------------
                                                              (DOLLARS IN MILLIONS)
INTEREST INCOME
Cash equivalents, securities and
  FHLB stock.......................    $ 473      $  208       $  681        $  848     $(188)      $  660
Loans(2)...........................      371         669        1,040           547      (366)         181
                                       -----      ------       ------        ------     -----       ------
          Total interest income....      844         877        1,721         1,395      (554)         841
INTEREST EXPENSE
Deposits:
  Checking accounts................        3         (20)         (17)            9        (2)           7
  Savings accounts and MMDAs.......      (21)       (232)        (253)          176       337          513
  Time deposit accounts............     (125)        515          390          (437)     (501)        (938)
                                       -----      ------       ------        ------     -----       ------
          Total deposit expense....     (143)        263          120          (252)     (166)        (418)
Borrowings:
  Repurchase agreements............      137         270          407           452       (59)         393
  Advances from FHLBs..............      587         499        1,086           911       (90)         821
  Federal funds purchased and
     commercial paper..............       61          37           98           (89)      (16)        (105)
  Other............................      171         (20)         151           (21)       11          (10)
                                       -----      ------       ------        ------     -----       ------
          Total borrowing
            expense................      956         786        1,742         1,253      (154)       1,099
                                       -----      ------       ------        ------     -----       ------
          Total interest expense...      813       1,049        1,862         1,001      (320)         681
                                       -----      ------       ------        ------     -----       ------
Net interest income................    $  31      $ (172)      $ (141)       $  394     $(234)      $  160
                                       =====      ======       ======        ======     =====       ======

---------------
(1) Average balances were obtained from the best available daily, weekly or monthly data, which management believes approximated the average balances calculated on a daily basis.

(2) Nonaccrual loans were included in the average loan amounts outstanding.

  Noninterest Income

     Noninterest income consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Depositor and other retail banking fees..................  $  976    $  764    $  569
Securities fees and commissions..........................     318       271       192
Insurance fees and commissions...........................      44        43        42
Loan servicing income....................................     147       112       117
Loan related income......................................     117       103       111
Gain on sale of loans....................................     262       109       133
Gain on sale of retail deposit branch systems............      --        --       289
Loss from securities.....................................      (1)      (12)      (30)
Other income.............................................     121       119        84
                                                           ------    ------    ------
          Total noninterest income.......................  $1,984    $1,509    $1,507
                                                           ======    ======    ======

     Depositor and other retail banking fees of $976 million for 2000 increased 28% from $764 million for 1999 and 72% from $569 million for 1998. The increase in 2000 was primarily due to higher collections of nonsufficient funds and other fees on existing checking accounts from higher customer usage and fee increases. The increase from 1998 to 1999 was primarily due to collecting more debit card, ATM, nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by more than 500,000 during 2000 to 4.8 million accounts at December 31, 2000 and over 400,000 during 1999 to 4.3 million accounts at December 31, 1999.

     Securities fees and commissions increased to $318 million for 2000 from $271 million in 1999 and $192 million in 1998. During 2000, we earned more investment management fees due to the growth in assets under management in the WM Group of Funds. Assets under management grew from $7.42 billion at December 31, 1999 to $8.21 billion at December 31, 2000. Higher volume of securities transactions in 2000 also contributed to the increase in fee income.

     Loan servicing income increased to $147 million in 2000, compared with $112 million in 1999 and $117 million in 1998. The increase was primarily due to growth in loans serviced for others as a result of loan sales and securitizations. The impact of this portfolio growth was partially offset by an increase in the amortization of mortgage servicing rights ("MSR") primarily resulting from the larger servicing portfolio. We also incurred an MSR impairment of $9 million during the fourth quarter of 2000 due to an increase in prepayment estimates as a result of falling long-term interest rates. The weighted average servicing fee was approximately 43 basis points during 2000 and 39 basis points during 1999.

     Loan related income was $117 million in 2000, up from $103 million in 1999 and $111 million in 1998. This income is comprised of late charges, prepayment fees, reconveyance fees, and other miscellaneous fees. The increase in income from 1999 to 2000 resulted from increased volume of late charges on the loan portfolio and higher prepayment fees on the purchased specialty mortgage finance portfolio as the result of increased refinancing activity. The decrease in income from 1998 to 1999 was due to the rise in interest rates, which caused a decline in loan prepayments and the related prepayment fees. Late charges also decreased as a result of a downward trend in delinquencies.

     Gain on sale of loans increased to $262 million for 2000, compared with $109 million in 1999 and $133 million in 1998. The gain for 2000 was attributable to the sale of fixed- and adjustable-rate loans, which included $12.90 billion of seasoned loans and $8.71 billion of current loan production. Additionally, we sold $3.74 billion of loans originated by Long Beach Mortgage. The gains for 1999 and 1998 resulted from sales of $8.96 billion and $18.24 billion of current loan production, which were comprised of fixed-rate loans. Sales of loans originated by Long Beach Mortgage contributed $23 million towards the 1999 gains.

     Losses from securities were $1 million during 2000, compared with $12 million during 1999 and $30 million during 1998. During the first half of 2000, we incurred net losses on MBS sales. The proceeds from these sales were used to repurchase our common stock. These sales also reduced our interest rate sensitivity. Substantially offsetting these losses were $9 million in gains from the sale of ARM loan originations in 2000 that were securitized and held in the available-for-sale securities portfolio for a period of time prior to being sold, as well as $9 million in gains from the sale of securities that were purchased as hedges against our MSR portfolio.

  Noninterest Expense

     Noninterest expense consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Compensation and benefits................................  $1,348    $1,186    $1,189
Occupancy and equipment..................................     604       565       498
Telecommunications and outsourced information services...     323       276       256
Depositor and other retail banking losses................     105       107        88
Transaction-related expense..............................      --        96       508
Amortization of goodwill and other intangible assets.....     106        98       104
Advertising and promotion................................     132       111       114
Postage..................................................      98        89        77
Professional fees........................................     101        70        61
Regulatory assessments...................................      31        59        63
Office supplies..........................................      30        35        42
Travel and training......................................      63        52        45
Other expense............................................     185       166       223
                                                           ------    ------    ------
          Total noninterest expense......................  $3,126    $2,910    $3,268
                                                           ======    ======    ======

     Compensation and benefits expense increased to $1.35 billion, compared with $1.19 billion for both 1999 and 1998. A significant portion of the increase was due to increased commission expense resulting from the higher volume of loan originations and securities transactions. Other significant factors were increases in base compensation expense and higher premiums on employee medical and dental insurance. Also contributing to the increase was the acquisition of Long Beach Mortgage in October 1999, which was not included in our results prior to its acquisition. Full-time equivalent employees ("FTE") were 28,798 at December 31, 2000, compared with 28,509 at December 31, 1999 and 27,957 at December 31, 1998.

     Occupancy and equipment expense was $604 million in 2000, compared with $565 million for 1999 and $498 million for 1998. The increase during 2000 was primarily due to higher rent and depreciation expense that resulted from additional building leases and the leasehold improvements thereon, and computer equipment upgrades. Similar computer system upgrades caused an increase in equipment expense during 1999, partially offset by occupancy expense reductions from the closure of 162 consumer financial centers in California as a result of the merger with Ahmanson.

     Telecommunications and outsourced information services expense was $323 million in 2000, compared with $276 million in 1999 and $256 million in 1998. In 2000, the increase reflected higher use of services resulting from additional locations, higher levels of customer support, and increased use of outsourced data processing. During 2000, the opening of 26 financial centers in new markets, in conjunction with project Occasio(TM) as well as the development of Optis(TM), also contributed to higher telecommunications expense.

     We completed the integration of Ahmanson in the fourth quarter of 1999. As a result, there were no transaction-related expenses incurred in 2000.

     Advertising and promotion expense increased to $132 million in 2000 from $111 million in 1999 and $114 million in 1998. The increase during 2000 was primarily due to additional costs associated with campaigns for various loan and deposit products. In 1998, we incurred additional costs associated with campaigns designed to introduce products to the California market.

     Professional fees for 2000 were $101 million, compared with $70 million in 1999 and $61 million in 1998. The 2000 increase was attributable to various consulting projects designed to streamline our processes and procedures, and to develop and deliver new products.

     Regulatory assessments were $31 million in 2000, compared with $59 million in 1999 and $63 million in 1998. The overall assessment rate for Savings Association Insurance Fund deposits was significantly reduced in the first quarter of 2000, which caused a corresponding decrease in regulatory assessments. See "Business -- Regulation and Supervision -- FDIC Insurance."

     Other expense increased to $185 million in 2000 from $166 million in 1999. The increase of $19 million during 2000 was mainly comprised of increases in loan expenses, contributions, and other outside services. The higher loan expenses in 2000 were attributable to an overall increase in loan originations and purchases. The decrease from 1998 to 1999 was due to 1998 expenses associated with the donation of land for open space to support further development of property owned by Ahmanson as a real estate investment.

  Taxation

     Income taxes include federal and applicable state income taxes and payments in lieu of taxes. The provision for income taxes was $1.09 billion for 2000, which represented an effective tax rate of 36.37%.

     In connection with the Keystone Transaction, we acquired ASB. ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary of Financial Corporation of America. In connection with the 1988 Acquisition, the Internal Revenue Service (the "Service") entered into a closing agreement (the "Closing Agreement") with respect to the federal income tax consequences of the 1988 Acquisition and certain aspects of the taxation of Keystone Holdings and certain of its affiliates. The Closing Agreement contains provisions that were intended to ensure that losses generated by New West Federal Savings and Loan Association would be available to offset income of ASB for federal income tax purposes. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the FDIC, including an Assistance Agreement.

     See "Notes to Consolidated Financial Statements -- Note 12: Income Taxes."

REVIEW OF FINANCIAL CONDITION

     Assets. At December 31, 2000, our assets were $194.72 billion, an increase of $8.21 billion or 4% from $186.51 billion at December 31, 1999. This increase primarily resulted from the retention of loans originated by us, either as loans or in securitized form, and the purchase of whole loans. In particular, loans held for sale and loans held in portfolio increased by $2.61 billion and $5.88 billion.

     Securities. Our securities portfolio decreased by $2.07 billion or 3% to $58.72 billion at December 31, 2000 from $60.79 billion at year-end 1999. The decrease was primarily due to principal paydowns and sales of MBS that had been purchased in 1998 and the first half of 1999, partially offset by the retention of MBS that were created from loan securitizations. In 2001, we expect to increase our purchases of other investment securities, such as government bonds. These bonds have fixed-maturities, are non-callable and non-prepayable and are expected to serve as economic hedges of mortgage servicing rights, which are subject to prepayment risk in a declining interest rate environment.

     At December 31, 2000, we held $21.99 billion of private issue MBS and CMOs. Of this total, 73% were rated the highest investment grade (AAA), 3% were rated investment grade (AA through BBB), 1% were rated below investment grade and 23% were unrated.

     At December 31, 2000, 60% of MBS were adjustable rate. Of the 60% indexed to an adjustable rate, 52% were indexed to COFI, 34% to U.S. Treasury indices, and 14% to other indices. The remaining 40% of MBS were fixed-rate.

     Loans. Total loans at December 31, 2000 were $123.03 billion, up $8.49 billion or 7% from $114.54 billion at December 31, 1999. This increase was primarily due to growth in ARM, second mortgage and other consumer, and specialty mortgage finance loans. These increases were partially offset by sales and securitizations of SFR loans as well as principal payments. During 2000, we expanded our capacity to generate loans and developed a market to sell ARM loans, in addition to our ongoing policy of selling fixed-rate loans. This was done as part of our strategy to remix the balance sheet and to become less reliant on net interest income by increasing gain on sale of loans and loan servicing income. Our current strategy is to hold newly originated monthly adjustable-rate loans during periods of high prepayment activity and sell a sufficient amount during periods of low prepayment activity to stabilize balance sheet growth over time. This strategy of selling current ARM production or securitizing and retaining as securities for sale at a later time resulted in an increase in the balance of loans held for sale to $3.40 billion at December 31, 2000, from $794 million at year-end 1999.

     Loans (exclusive of the allowance for loan and lease losses) consisted of the following:

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                                        (DOLLARS IN MILLIONS)
SFR...................................  $ 83,113    $ 80,628    $ 81,102    $72,161    $69,101
SFR construction......................     1,431       1,243       1,020        877        728
Second mortgage and other consumer:
  Banking subsidiaries................     7,992       6,393       5,478      4,913      4,216
  Washington Mutual Finance...........     2,486       2,134       1,853      1,800      1,730
Specialty mortgage finance............     7,254       4,452         722        529        463
Commercial business...................     2,274       1,452       1,129        838        395
Commercial real estate:
  Apartment buildings.................    15,658      15,261      14,559     14,022     13,871
  Other commercial real estate........     2,822       2,977       3,576      3,551      3,513
                                        --------    --------    --------    -------    -------
                                        $123,030    $114,540    $109,439    $98,691    $94,017
                                        ========    ========    ========    =======    =======

     We have been diversifying our SFR loans by product type from a COFI concentration to Treasury-based. This diversification reduces our interest rate risk because Treasury-based loans have repricing frequencies that more closely match the repricing of our borrowings. This diversification is achieved through the securitization and sale of COFI-based loans and paydowns of portfolio loans indexed to COFI. At December 31, 2000, 88% of SFR loans were adjustable rate, of which 66% were indexed to U.S. Treasury indices, 28% were indexed to COFI, and 6% to other indices. The remaining 12% of the SFR loan portfolio at year-end 2000 were fixed rate. At December 31, 1999, 85% of SFR loans were adjustable rate, of which 52% were indexed to U.S. Treasury indices, 42% were indexed to COFI, and 6% to other indices. The remaining 15% of the year-end 1999 SFR loan portfolio were fixed rate.

     Loan volume (originations and purchases) was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                                (IN MILLIONS)
SFR:
  Adjustable rate.....................................  $37,286    $33,114    $20,929
  Fixed rate..........................................    6,631     10,678     23,960
                                                        -------    -------    -------
                                                         43,917     43,792     44,889
SFR construction:
  Custom..............................................      639        977      1,017
  Builder.............................................    1,210      1,026        731
Second mortgage and other consumer:
  Banking subsidiaries................................    5,004      2,946      3,096
  Washington Mutual Finance...........................    2,342      2,101      1,838
Specialty mortgage finance............................    8,249      5,009        429
Commercial business...................................    2,695      1,186      1,013
Commercial real estate:
  Apartment buildings.................................    1,601      1,673      2,015
  Other commercial real estate........................      358        236        472
                                                        -------    -------    -------
                                                        $66,015    $58,946    $55,500
                                                        =======    =======    =======

     Originations and purchases were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                                (IN MILLIONS)
Originated............................................  $59,263    $51,589    $52,431
Purchased.............................................    6,752      7,357      3,069
                                                        -------    -------    -------
                                                        $66,015    $58,946    $55,500
                                                        =======    =======    =======

     Our loan originations increased 15% to $59.26 billion in 2000 from $51.59 billion the year before. In particular, originations of short-term ARMs, which reprice primarily on a monthly basis, increased to $31.65 billion in 2000, compared with $15.24 billion in 1999. The increase in short-term ARM originations in 2000 was attributable to the higher interest rate environment during the first half of 2000 and customer preference for short-term ARMs over fixed-rate loans.

     We purchased $6.75 billion of loans in 2000, compared with $7.36 billion in 1999 and $3.07 billion in 1998. Of the 2000 purchases, $4.01 billion were specialty mortgage finance loans with a weighted average yield of 8.50%. The 1999 purchases included $3.30 billion of specialty mortgage finance loans with a weighted average yield of 8.70%.

     Real estate construction (including SFR construction and commercial real estate construction) and commercial business loans by maturity date were as follows:

                                                               DECEMBER 31, 2000
                                              ----------------------------------------------------
                                                 REAL ESTATE             COMMERCIAL
                                                 CONSTRUCTION             BUSINESS
                                              ------------------    --------------------
                                              ARMS    FIXED-RATE     ARMS     FIXED-RATE    TOTAL
                                              ----    ----------    ------    ----------    ------
                                                             (DOLLARS IN MILLIONS)
Due within one year.........................  $824       $244       $  730       $190       $1,988
After one but within five years.............  123          13          294        161          591
After five years............................   40         454          423        476        1,393
                                              ----       ----       ------       ----       ------
                                              $987       $711       $1,447       $827       $3,972
                                              ====       ====       ======       ====       ======

     MSR increased to $1.02 billion at December 31, 2000 from $643 million at December 31, 1999. Additions of $516 million to MSR during the year were primarily due to loan sales and securitizations. The acquisitions of Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. adds about $2 billion of MSR to our balance sheet.

     Deposits. Deposits declined slightly to $79.57 billion at December 31, 2000 from $81.13 billion at December 31, 1999.

     Our goal is to increase the ratio of transaction accounts to total deposits. As a result, savings accounts, MMDAs and checking accounts have increased to 57% of total deposits at year-end 2000, compared with 54% at year-end 1999. These three products have the benefit of interest-free funding or lower costs, compared with time deposit accounts. Even though transaction accounts are more liquid, we consider them to be a core relationship with our customers. In the aggregate, we view these core accounts to be a more stable source of long-term funding than time deposits.

     Time deposit accounts in amounts of $100,000 or more totaled $8.75 billion and $8.84 billion at December 31, 2000 and 1999. At December 31, 2000, $3.14 billion of these deposits mature within three months, $2.02 billion mature in over three to six months, $2.63 billion mature in over six months to one year, and $962 million mature after one year.

     While the vast majority of our deposits are retail in nature, we do engage in certain wholesale activities -- primarily accepting time deposits from political subdivisions and public agencies. We consider wholesale deposits to be an alternative borrowing source rather than a customer relationship, and as such, their levels are determined by management's decision as to the most economic funding sources.

     Borrowings. Our borrowings primarily take the form of repurchase agreements and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

     Our wholesale borrowing portfolio increased by $3.60 billion at December 31, 2000, compared with the prior year. Other borrowings also increased by $3.73 billion over December 31, 1999. These increases in funding were used primarily to support asset growth.

     Certain portions of the repurchase agreements and advances from FHLBs contain embedded derivatives. See "Notes to Consolidated Financial
Statements -- Note 9: Repurchase Agreements and Note 10: Advances from FHLBs."

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's estimate of credit losses inherent in our loan and lease portfolios. Management performs periodic reviews of the portfolios in order to identify these inherent losses, and to assess the overall probability of collection of these portfolios. The process by which the allowance is determined encompasses the analysis of the historical performance of each loan category and an assessment of current economic and portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. We monitor delinquency, default, and loss rates, among other factors impacting portfolio risk. In addition, non-homogeneous type loans, such as commercial business and commercial real estate loans, are reviewed on an individual loan basis in order to identify impairment, and for risk rating purposes.

     As of December 31, 2000, 76% of the allowance was allocated to individual loans or loan categories, although the entire allowance was available for charge offs across the entire loan and lease portfolio.

     Changes in the allowance for loan and lease losses were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN MILLIONS)
Balance, beginning of year....................  $1,042    $1,068    $1,048    $1,066    $  979
Provision for loan and lease losses...........     185       167       162       247       498
Identified allowance for loans sold or
  securitized.................................     (36)       (1)      (74)      (25)       --
Allowance acquired through business
  combinations................................      --        --       108        11        16
                                                ------    ------    ------    ------    ------
                                                 1,191     1,234     1,244     1,299     1,493
Loans charged off:
  SFR and SFR construction....................     (20)      (38)      (66)     (141)     (297)
  Second mortgage and other consumer:
     Banking subsidiaries.....................     (43)      (46)      (34)      (23)      (12)
     Washington Mutual Finance................    (120)      (97)      (90)      (80)      (60)
  Specialty mortgage finance..................      (5)       --        --        --        --
  Commercial business.........................     (11)       (5)       (5)       (3)       (1)
  Commercial real estate:
     Apartments...............................      (2)      (15)      (22)      (41)      (67)
     Other commercial real estate.............      (2)      (22)      (10)      (17)      (48)
                                                ------    ------    ------    ------    ------
          Total charge offs...................    (203)     (223)     (227)     (305)     (485)
Recoveries of loans previously charged off:
  SFR and SFR construction....................       1         4        18        22        27
  Second mortgage and other consumer:
     Banking subsidiaries.....................       4         3         2         3         1
     Washington Mutual Finance................      17        16        16        18        16
  Specialty mortgage finance..................       1        --        --        --        --
  Commercial business.........................       1         1         1        --        --
  Commercial real estate:
     Apartments...............................       1         3         6         7         9
     Other commercial real estate.............       1         4         8         4         5
                                                ------    ------    ------    ------    ------
          Total recoveries....................      26        31        51        54        58
                                                ------    ------    ------    ------    ------
  Net charge offs.............................    (177)     (192)     (176)     (251)     (427)
                                                ------    ------    ------    ------    ------
Balance, end of year..........................  $1,014    $1,042    $1,068    $1,048    $1,066
                                                ======    ======    ======    ======    ======
Net charge offs as a percentage of average
  loans.......................................    0.15%     0.17%     0.17%     0.26%     0.48%

     During the second quarter of 2000, in conjunction with our continued expansion of our lending activity beyond traditional SFR loans, management enhanced its methodology for determining the allocated components of the allowance. This enhancement resulted in an allocation of previously unallocated allowance amounts to individual loan categories. Portions of the allowance for loan and lease losses are now allocated to cover estimated losses inherent in each loan and lease category as well as to individual loans. Management also maintains an unallocated component of the allowance to cover estimated credit losses not fully considered in the allocated portion of the allowance. Factors impacting the level of the unallocated component include modeling deficiencies resulting from the absence of comprehensive historical information, lack of credit performance data related to newly developed loan products or programs, changes in underwriting standards and other factors impacting the estimation of credit losses.

     An analysis of the allowance for loan and lease losses was as follows:

                                                                         DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                      2000                      1999                      1998                      1997
                             -----------------------   -----------------------   -----------------------   -----------------------
                                            LOAN                      LOAN                      LOAN                      LOAN
                                          CATEGORY                  CATEGORY                  CATEGORY                  CATEGORY
                                          AS A % OF                 AS A % OF                 AS A % OF                 AS A % OF
                             ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS
                             ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
                                                                     (DOLLARS IN MILLIONS)
Specific and allocated
 allowances:
SFR........................   $  250          68%       $   --          70%       $   --          74%       $   --          73%
SFR construction...........        8           1             5           1             1           1             2           1
Second mortgage and other
 consumer:
 Banking subsidiaries......      115           6            --           6            --           5            --           5
 Washington Mutual
   Finance.................      104           2            --           2            --           2            --           2
Specialty mortgage
 finance...................       52           6            --           4            --           1            --           *
Commercial business........       44           2            18           1            17           1             3           1
Commercial real estate:
 Apartment buildings.......      138          13            59          13           126          13           123          14
 Other commercial real
   estate..................       64           2            --           3            --           3            --           4
                              ------         ---        ------         ---        ------         ---        ------         ---
       Total allocated
        allowance..........      775         100            82         100           144         100           128         100
Unallocated allowance......      239          --           960          --           924          --           920          --
                              ------         ---        ------         ---        ------         ---        ------         ---
       Total allowance for
        loan and lease
        losses.............   $1,014         100%       $1,042         100%       $1,068         100%       $1,048         100%
                              ======         ===        ======         ===        ======         ===        ======         ===

                                  DECEMBER 31,
                             -----------------------
                                      1996
                             -----------------------
                                            LOAN
                                          CATEGORY
                                          AS A % OF
                             ALLOWANCE   TOTAL LOANS
                             ---------   -----------
                              (DOLLARS IN MILLIONS)
Specific and allocated
 allowances:
SFR........................   $   --          73%
SFR construction...........       --           1
Second mortgage and other
 consumer:
 Banking subsidiaries......       --           4
 Washington Mutual
   Finance.................       --           2
Specialty mortgage
 finance...................       --           1
Commercial business........        1           *
Commercial real estate:
 Apartment buildings.......      174          15
 Other commercial real
   estate..................       --           4
                              ------         ---
       Total allocated
        allowance..........      175         100
Unallocated allowance......      891          --
                              ------         ---
       Total allowance for
        loan and lease
        losses.............   $1,066         100%
                              ======         ===

---------------
* Less than 1%.

     We record an allowance for recourse obligations to cover inherent losses on loans securitized and retained in our MBS portfolio for which we retain the credit risk, and to cover estimated losses on loans and MBS sold to third parties for which a recourse obligation exists. A regular review is performed to determine the adequacy of the allowance for recourse obligations. As of December 31, 2000, the allowance for recourse obligations totaled $104 million, compared with $113 million at year-end 1999.

     The total loss coverage percentage is the allowance for loan and lease losses and the allowance for recourse obligations as a percentage of nonaccrual loans:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Total loss coverage percentage..............................  126%    140%    129%

     At December 31, 2000 and 1999, we had $16.16 billion and $18.12 billion of loans securitized and retained with recourse, and $4.06 billion and $4.65 billion of loans securitized and sold with recourse.

  Nonperforming Assets

     Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When loans securitized or sold with recourse become nonperforming, they are included in nonaccrual loans. Management generally classifies loans as nonaccrual if the timely collection of principal and interest is not expected, any portion of the loan has been charged off, or the loan is four payments or more past due.

     Nonperforming assets were $1.04 billion or 0.53% of total assets at December 31, 2000, compared with $1.03 billion or 0.55% of total assets at year-end 1999.

     Nonperforming assets consisted of the following:

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN MILLIONS)
Nonaccrual loans:
  SFR.........................................  $  529    $  602    $  752    $  845    $  999
  SFR construction............................      18        18         9        10         9
  Second mortgage and other consumer:
     Banking subsidiaries.....................      51        43        39        29        25
     Washington Mutual Finance................      66        55        52        49        43
  Specialty mortgage finance..................     179        57         2         2         3
  Commercial business.........................      12        10         7         3         1
  Commercial real estate:
     Apartment buildings......................      10        22        44        38        65
     Other commercial real estate.............      21        20        33        58        29
                                                ------    ------    ------    ------    ------
                                                   886       827       938     1,034     1,174
Foreclosed assets.............................     153       199       275       341       470
Other nonperforming assets....................      --        --        --        --         7
                                                ------    ------    ------    ------    ------
          Total nonperforming assets..........  $1,039    $1,026    $1,213    $1,375    $1,651
                                                ======    ======    ======    ======    ======
Nonperforming assets as a percentage of total
  assets......................................    0.53%     0.55%     0.73%     0.96%     1.20%

     If interest on nonaccrual loans had been recognized, such income would have been $83 million in 2000, $67 million in 1999 and $66 million in 1998.

     Specialty mortgage finance loans on nonaccrual status increased by $122 million during 2000 and by $55 million during 1999 due to the continued growth and seasoning of this portfolio. This increase in nonaccrual loans was consistent with our expectations. We expect the balance of nonaccrual loans to increase as the portfolio continues to grow and season. The balance of specialty mortgage finance loans increased to $7.26 billion at year-end 2000 from $4.45 billion at year-end 1999.

     Loans (exclusive of the allowance for loan and lease losses) and nonaccrual loans by geographic concentration at December 31, 2000 were as follows:

                                                            WASHINGTON
                                   CALIFORNIA                 OREGON                     OTHER                     TOTAL
                             ----------------------   ----------------------   -------------------------   ----------------------
                             PORTFOLIO   NONACCRUAL   PORTFOLIO   NONACCRUAL   PORTFOLIO(1)   NONACCRUAL   PORTFOLIO   NONACCRUAL
                             ---------   ----------   ---------   ----------   ------------   ----------   ---------   ----------
                                                                    (DOLLARS IN MILLIONS)
SFR........................   $42,797       $240       $12,221       $ 76        $28,095         $213      $ 83,113       $529
SFR construction...........       335          5           731          5            365            8         1,431         18
Second mortgage and other
  consumer:
  Banking subsidiaries.....     3,791          9         2,982         30          1,219           12         7,992         51
  Washington Mutual
    Finance................       259          5            40          1          2,187           60         2,486         66
Specialty mortgage
  finance..................     1,534         32           316         10          5,404          137         7,254        179
Commercial business........       255          1           930         11          1,089           --         2,274         12
Commercial real estate:
  Apartment buildings......    14,232          9         1,106         --            320            1        15,658         10
  Other commercial real
    estate.................     1,384          7         1,056          1            382           13         2,822         21
                              -------       ----       -------       ----        -------         ----      --------       ----
                              $64,587       $308       $19,382       $134        $39,061         $444      $123,030       $886
                              =======       ====       =======       ====        =======         ====      ========       ====
Loans and nonaccrual loans
  as a percentage of total
  loans and total
  nonaccrual loans.........        52%        35%           16%        15%            32%          50%          100%       100%

---------------
(1) Of this category, Florida had the largest portfolio balance of approximately $4.94 billion.

     At December 31, 2000, nonaccrual loans in California accounted for 35% of total nonaccrual loans, down from 49% in 1999. Due to the concentration of our loans in California, the California real estate market requires continual review. In general, real estate values have increased during 1998, 1999 and 2000. However, economic performance within California may vary significantly among property types or by region.

  Impaired Loans

     Commercial real estate loans over $1 million and all commercial business and builder construction loans are individually evaluated for impairment. Management generally identifies loans to be evaluated for impairment when such loans are on nonaccrual status or have been restructured. However, not all nonaccrual loans are impaired. Loans are considered impaired when it is probable that we will be unable to collect all amounts contractually due, including scheduled interest payments. Restructured loans are evaluated for impairment based on the contractual terms specified by the original loan agreement, rather than the contractual terms specified by the restructuring agreement. Loans performing under restructured terms beyond a specified performance period are classified as accruing, but may still be deemed impaired. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions.

OPERATING SEGMENTS

     Effective January 1, 2001, we realigned our business segments. Separately, we are in the process of enhancing our segment reporting process methodologies and allocations and will be reporting segment results under these new methodologies and as realigned beginning with the first quarter of 2001.

     For the historical periods presented in this Form 10-K, we managed our business along five major operating segments: Consumer Banking, Mortgage Banking, Commercial Banking, Financial Services, and Consumer Finance. Although we did not consider the Treasury group to be an operating segment, it managed investments and interest rate risk. Generally, MBS that we purchased were allocated to Treasury. Refer to Note 23 of the Notes to the Consolidated Financial Statements for summarized financial information for these operating segments.

     Deposit accounts managed by the Western Bank/WM Business Bank division are allocated to the commercial banking segment, and substantially all of the retail consumer deposits are allocated to the consumer banking segment. The related interest expense is allocated to those segments. The consumer banking segment was allocated an amount of assets equal to the excess of its deposits over its balance of consumer loans. The other segments were allocated an amount of indebtedness in excess of deposits necessary to support the interest-earning assets of the segment. The rate on such indebtedness was our weighted average borrowing cost.

  Consumer Banking

     Net interest income was $2.50 billion in 2000, $2.49 billion in 1999, and $2.56 billion in 1998. Net interest income for the consumer banking group increased slightly from 1999 to 2000 primarily due to the increase in the net interest spread and margin, whereas the decline from 1998 to 1999 was due to the compression of the net interest spread and margin. The yield on the consumer banking group's SFR and consumer loans responded more quickly than the cost of deposits to the rise in short-term interest rates during the first half of 2000. Noninterest income was $1.04 billion in 2000, $817 million in 1999, and $626 million in 1998. The rise in noninterest income during the comparative periods resulted from an increase in depositor and other retail banking fees associated with higher collections of nonsufficient funds and other fees on existing checking accounts from higher customer usage and fee increases. The increase from 1998 to 1999 was primarily due to collecting more debit card, ATM, nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by more than 500,000 during 2000 to 4.8 million accounts at December 31, 2000 and over 400,000 during 1999 to 4.3 million accounts at December 31, 1999.

  Mortgage Banking

     Net interest income was $741 million in 2000, $796 million in 1999, and $833 million in 1998. The decline in net interest income during the comparative periods was primarily due to the compression of the net interest spread and margin in the mortgage banking group. The cost of borrowings for the mortgage banking group responded more quickly than the yield on ARMs to the rise in short-term interest rates during the first half of 2000. In addition, the volume of wholesale borrowings increased during 2000 to fund asset growth. Noninterest income was $431 million in 2000, $259 million in 1999, and $326 million in 1998. Noninterest income increased from 1999 to 2000 primarily as a result of increased gain on sale of loans, loan servicing income, and other income. The increase in gain on sale of loans was attributable to the sale of $12.90 billion of seasoned loans and $8.71 billion of current loan production during 2000. The increase in loan servicing income was primarily due to growth in loans serviced for others as a result of loan sales and securitizations. The impact of this portfolio growth was partially offset by an increase in mortgage servicing rights amortization. The decline in noninterest income from 1998 to 1999 was due to a decrease in loan servicing income and loan related income. In addition, gain on sale of loans was lower in 1999 due to a decrease in fixed-rate loan originations and sales.

     Total assets increased $8.61 billion, nearly 19%, to $54.98 billion at December 31, 2000 from $46.37 billion at year-end 1999. This increase was primarily due to an increase in MBS.

  Commercial Banking

     Net interest income was $362 million in 2000, $376 million in 1999, and $368 million in 1998. The decline in net interest income from 1999 to 2000 resulted from the compression of the net interest spread and margin in the commercial real estate portfolio. Repricing indices for the majority of the commercial real estate portfolio responded more slowly to the rise in short-term interest rates than the cost of borrowings. Net interest income was higher in 1999, compared with 1998, due to an increase in the net interest spread and margin in the commercial real estate portfolio. Noninterest income was $34 million in 2000, $30 million in 1999, and $24 million in 1998. Noninterest expense was $128 million in 2000, $104 million in 1999, and $101 million in 1998. The increase in noninterest expense during 2000 was primarily due to higher compensation and benefits expense within commercial real estate lending and as a result of our expansion of WM Business Bank offices in California.

  Financial Services

     Noninterest income was $371 million in 2000, $317 million in 1999, and $230 million in 1998. Noninterest income was up during the comparative periods due to increased securities fees and commissions. During these periods, there were higher sales of investment products and growth of assets under management. Noninterest expense was $240 million in 2000, $200 million in 1999, and $165 million in 1998. The increase in noninterest expense was primarily due to an increase in commission expense related to a higher volume of securities transactions.

  Consumer Finance

     Net interest income was $354 million in 2000, $255 million in 1999, and $203 million in 1998. The increase during the comparative periods was due to an increase in the net interest spread and margin. Average loans increased as a result of the growth in loans originated, purchases of specialty mortgage finance loans, and the acquisition of Long Beach Mortgage on October 1, 1999. Noninterest income was $141 million in 2000, $56 million in 1999, and $10 million in 1998. The increase during the comparative periods was primarily due to an increase in gains on sales of loans originated by Long Beach Mortgage. Noninterest expense was $274 million in 2000 compared with $164 million in 1999 and $127 million in 1998. The increase in 2000 was primarily due to the inclusion of Long Beach Mortgage operating expenses.

     Total assets increased $2.88 billion to $10.25 billion at December 31, 2000 from $7.37 billion at year-end 1999. This increase was primarily due to purchases of specialty mortgage finance loans, in addition to loans originated and purchased by Washington Mutual Finance.

ASSET AND LIABILITY MANAGEMENT STRATEGY

     Our long-term profitability depends not only on the success of the services we offer to our customers and the credit quality of our loans and securities, but also the extent to which our earnings are not negatively affected by changes in interest rates. We engage in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings. As part of this strategy, we actively manage the amounts and maturities of our assets and liabilities.

     A key component of our strategy is the origination and retention of short-term and adjustable-rate assets whose repricing characteristics more closely match the repricing characteristics of our liabilities. At December 31, 2000, approximately 78% of our total SFR loan and MBS portfolio had adjustable rates.

     During periods of moderate to high market interest rates, our customers prefer ARMs. ARMs are also well received whenever long-term rates remain appreciably higher than short-term rates. During 2000, market interest rates rose 50 to 100 basis points; and the difference between the yields on a three-month U.S. Treasury bill and a ten-year U.S. Government note averaged 4 basis points, compared with 88 basis points in 1999. Even though short-term rates were not significantly lower than long-term rates, 85% of our SFR loan originations were ARMs, while 15% were fixed rate during 2000 due to higher long-term rates compared with recent years.

     Prior to the upward trend in interest rates in late 1999 and 2000, a low and flat yield curve and significant repricings during 1998 and early 1999 resulted in lowered asset yields. Subsequently, when short-term interest rates rose, the higher funding costs compressed the net interest margin. This compression began to lessen in the latter half of 2000 as interest rates stabilized and the yield on assets tied to lagging market indices rose. We estimate that it takes three to four quarters for asset yields to catch up with increases in funding costs after an increase in short-term interest rates. However, continued higher short-term rates during the latter half of 2000 limited the widening of the net interest margin.

     To manage the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, in general, our fixed-rate loans are matched with long-term deposits and borrowings, and our ARMs are matched with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives. Derivatives such as interest rate cap and exchange agreements are generally utilized to match the duration of liabilities to that of the assets.

     We also continue to sell fixed-rate loans to adjust the balance between interest-sensitive liabilities and interest-sensitive assets. During 2000, we started to sell adjustable-rate loans with three-to five-year initial fixed rates. To establish balance sheet flexibility and diversity, we also began to sell some monthly option ARMs in 2000. We continued to purchase specialty mortgage finance loans during 2000.

  Lag risk

     During 2000, lag risk was our primary interest rate risk. In times of rising interest rates, we are negatively affected by an inherent timing difference between the repricing of our adjustable-rate assets and our liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates. Although the effect of this lag generally balances out over the life of a given loan, it can produce short-term volatility in our net interest income during periods of interest rate movement. One example of this is the delay in the repricing of COFI-based assets, commonly referred to as "COFI lag." This lag results from the two-month delay in reported COFI because of the time required to gather the data necessary to compute the index. The COFI used to reprice ARMs and adjustable-rate MBS generally reflects the cost of funds for a period two months prior to the adjustment date. As a result, COFI loans reprice more slowly than our liabilities.

  Repricing risk

     Repricing risk is caused by the mismatch in the maturities or repricing periods between interest-earning assets and interest-bearing liabilities. In periods of rising interest rates, the net interest margin will compress if the repricing period of liabilities is shorter than the repricing period of assets because funding costs will rise faster than asset yields. The impact in periods of falling interest rates would be positive. Repricing risk can be managed by changing the repricing characteristics of interest-bearing liabilities with derivatives.

  Prepayment risk

     In a declining interest rate environment with a flat yield curve, customers' preference for fixed-rate loans usually results in the prepayment and refinancing of existing loans, fixed-rate and ARMs, to lower coupon, fixed-rate mortgage loans. This preference, when combined with our policy of selling most of our fixed-rate loan production, may make it more difficult for us to increase or even maintain the size of our loan and MBS portfolio during these periods. During such periods, it is likely that we would continue to securitize ARMs, but hold them in the portfolio, rather than selling them, to offset some of this risk. When prepayments occur on our loan servicing portfolio, the value of MSR may decline as servicing cash flows diminish. In addition, premiums related to loans and MBS on our Consolidated Statement of Financial Condition must be written off at the time of repayment and can have an adverse impact on earnings.

  Basis risk

     The repricing of our assets and liabilities is also at risk from interest rate movements because generally our assets and liabilities are tied to a variety of indices which may react differently to changes in interest rates. Loans tied to the COFI index create a form of basis risk. Our general cost of funds is higher than most other savings institutions whose costs are a component of the COFI index because a larger portion of our liabilities are borrowings, rather than lower costing deposits. To reduce basis risk, we offer the MTA loan. This loan has all the same borrower advantages as the COFI product, such as a 7.5% annual payment cap and four payment options. However, the MTA loan is indexed to the 12-month moving average of the one-year Treasury bills, which more closely reflects our borrowing costs. Management has reduced potential net interest income volatility caused by COFI basis risk by increasing production of MTA and other non-COFI adjustable-rate products and short-term fixed-rate products, such as consumer loans. There continues to be basis risk with the MTA index, as it moves with the Treasury rates, and most of our borrowings are tied to LIBOR indices.

     Borrowings are generally more rate sensitive than deposits and reprice more quickly as market interest rates (such as treasury rates) change. To the extent that loan indices move at a different rate or in a different direction from our cost of funds, the general cost of funds basis risk may be realized.

  Loan indices

     As discussed previously, the majority of our loans and MBS have adjustable rates that are tied to a market index. Our cost of funds (representing the cost of total interest-bearing liabilities) compared to various indices was as follows:

                                                                                                     WASHINGTON
                                                                                                  MUTUAL'S COST OF
                                                                                                   FUNDS LESS THAN
                                                                                                   (GREATER THAN)
                                                           WASHINGTON MUTUAL'S                    -----------------
                  FOR THE QUARTER ENDED                       COST OF FUNDS       COFI    MTA      COFI        MTA
                  ---------------------                    -------------------    ----    ----    ------      -----
December 31, 2000........................................         5.60%           5.60%   6.11%      --%      0.51%
September 30, 2000.......................................         5.51            5.50    5.96    (0.01)      0.45
June 30, 2000............................................         5.27            5.21    5.69    (0.06)      0.42
March 31, 2000...........................................         5.08            4.96    5.34    (0.12)      0.26

  Cap risk

     The lifetime interest rate caps that we offer to ARM borrowers introduce another element of interest rate risk to our earnings. In periods of rising interest rates, it is possible for the repriced interest rates (index rate plus the margin) to exceed the lifetime interest caps of existing ARM loans.

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

     We monitor our ability to meet short-term cash requirements using guidelines established by our Boards of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

     As presented in the Consolidated Statements of Cash Flows, the sources of liquidity vary between years. The statement of cash flows includes operating, investing and financing categories. Cash flows from operating activities included net income for 2000 of $1.90 billion, $503 million for net noncash items and $881 million of other net cash inflows from operating activities. Cash flows from investing activities consisted mainly of proceeds from sales and purchases of securities, loan and security principal repayments, loan originations and sales of loans. In 2000, cash flows from investing activities included sales, maturities and principal payments on securities totaling $12.22 billion. Loans originated and purchased for investment were in excess of repayments and sales by $15.86 billion. Cash flows from financing activities consisted of the net change in our deposit accounts and short-term borrowings, deposits sold, the proceeds and repayments of long-term borrowings and FHLBs advances, and the repurchase of our common stock. In 2000, the above mentioned financing activities increased cash and cash equivalents by $4.76 billion on a net basis. Cash and cash equivalents were $2.62 billion at December 31, 2000. See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

     As of December 31, 2000, we had two revolving credit facilities: a $1.20 billion 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. At December 31, 2000, we had $841 million available under these facilities, which represents the total amount of the two revolving credit facilities, net of the amount of commercial paper outstanding at year end.

     With the acquisition of the mortgage operations of The PNC Financial Services Group, Inc. on January 31, 2001, we paid off approximately $7 billion of intercompany borrowings to their former parent company. The funds were borrowed through additional advances from FHLBs and by federal funds purchased.

CAPITAL ADEQUACY

     Our capital (stockholders' equity) was $10.17 billion at December 31, 2000, up from $9.05 billion at December 31, 1999. In order to effectively deploy capital, we repurchased our common stock during the first half of 2000. During the second half of 2000, we used capital to facilitate balance sheet growth and retained additional capital in anticipation of completing the announced acquisitions of Bank United Corp., WMHLI and WMMSC. The decrease in unrealized loss on available-for-sale securities to $51 million at December 31, 2000 from $667 million at December 31, 1999 in addition to net income of $1.90 billion for 2000 more than offset the stock repurchases during the first half of 2000. This caused a rise in the ratio of stockholders' equity to total assets to 5.22% at year-end 2000, compared with 4.85% at year-end 1999.

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                      DECEMBER 31, 2000
                                                   ------------------------    WELL-CAPITALIZED
                                                   WMBFA     WMB     WMBFSB        MINIMUM
                                                   -----    -----    ------    ----------------
Tier 1 capital to total assets...................  5.81%     5.83%    6.97%          5.00%
Tier 1 capital to risk-weighted assets...........  10.40    10.15    11.14           6.00
Total capital to risk-weighted assets............  11.36    11.24    12.10          10.00

     Our federal savings bank subsidiaries are also required by OTS regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 2000.

     Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2000, both of our securities subsidiaries were in compliance with their applicable capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED IN THESE FINANCIAL STATEMENTS

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Our adoption of this statement is not expected to materially affect our results of operations or financial condition. See "Notes to Consolidated Financial Statements -- Note 3: Securities and Note 5: Mortgage Banking Activities."

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     On January 1, 2001, we recorded a transition adjustment representing a $0.6 million loss ($0.4 million net of tax) related to the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This loss will be reflected in our earnings for the first quarter of 2001. This loss represents the excess of book value over the remaining fair value of certain interest rate cap agreements designated as cash flow hedges and the difference between book value and fair value of forward loan sale contracts for which hedge accounting was not elected. These losses were partially offset by unrealized gains representing the fair value of commitments to originate loans that will be held for sale when originated. We consider these commitments to be derivatives and are therefore carried at market value.

     The adoption of SFAS No. 133 on January 1, 2001 also resulted in an $11 million decrease ($7 million net of tax) in other comprehensive income. This decrease represents $43 million ($27 million net of tax) in unrealized losses on interest rate swap agreements and interest rate cap agreements designated as cash flow hedges. This was partially offset by the net unrealized gain of $32 million ($20 million net of tax) that resulted from the reclassification of our entire held-to-maturity MBS and investment portfolios of $16.57 billion to available for sale upon adopting SFAS No. 133.

     In conjunction with the reclassification of our held-to-maturity MBS portfolio to available for sale, $126 million was allocated to MSR, representing retained interests from securitizations of loans that we had completed after January 1, 1996 and for which no MSR had been previously capitalized. MSR are capitalized for all securitizations of loans occurring after January 1, 1996 that are either sold or retained in the available-for-sale securities portfolio.

     The adoption of SFAS No. 133 on January 1, 2001 also resulted in a $151 million increase in derivative-related assets, a $129 million increase in the book values of hedged borrowings, and a $66 million increase in derivative-related liabilities. Management does not anticipate that SFAS No. 133 will significantly increase the volatility of earnings or stockholders' equity reported in future periods.

TAX CONTINGENCY

     From 1981 through 1985, Ahmanson acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation ("FSLIC")-assisted transactions. The position was that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. Prior to December 31, 1998, Ahmanson had sold its deposit-taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. Our financial statements do not contain any benefit related to our determination that we are entitled to a deduction for the amount of our tax bases in certain state branching rights when we sold our deposit-taking businesses in those states, thereby abandoning such branching rights. Our position is that the tax bases result from the tax treatment of property received as assistance from the FSLIC in conjunction with FSLIC-assisted transactions. The potential tax benefit related to these abandonments as of December 31, 2000 could approach $238 million.

     The Internal Revenue Service has completed its examination of the Ahmanson federal income tax returns for the years 1990 through 1993. The return for 1993 included the proposed adjustment related to the abandonment of the Missouri branching rights. The matter is currently before the Appeals Branch of the Service. In accordance with generally accepted accounting principles, we do not believe it is appropriate at this time to reflect any tax benefits in our financial statements.

GOODWILL LITIGATION

     On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. Among other things, FIRREA raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill that could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or to reduce assets.

     To date, trials have been concluded and opinions have been issued in a number of actions in the United States Court of Federal Claims (the "Court") in which savings institutions and investors in savings institutions sought damages from the U.S. Government based on breach of contract and other theories. Generally, in cases in which these opinions on the merits have been issued by the Court, either the plaintiff(s), the defendant (U.S. Government), or both the plaintiff(s) and the defendant, have opted to appeal the Court's decision. Such appeals are now pending before the United States Court of Appeals for the Federal Circuit (the "Federal Circuit").

  Home Savings

     In September 1992, Home Savings filed a lawsuit against the U.S. Government in the Court for unspecified damages involving supervisory goodwill related to its acquisitions of troubled savings institutions from 1981 to 1988.

     In March 1998, the U.S. Government conceded, while reserving the right to contest certain issues on appeal, that Home Savings had entered into certain contracts with the U.S. Government and that the U.S. Government took actions that were inconsistent with those contracts. These contracts relate to Home Savings' purchase of troubled savings institutions in Florida, Missouri, Texas and Illinois and the purchase of Century Federal Savings of New York, with associated unamortized supervisory goodwill of $426 million as of August 31, 1989.

     The U.S. Government has denied the existence of a contract and actions inconsistent with such a contract in connection with Home Savings' purchase of savings institutions in Ohio with unamortized supervisory goodwill of approximately $34 million as of August 31, 1989. Home Savings had also pursued legal remedies against the U.S. Government for the loss of supervisory goodwill related to Home Savings' 1988 acquisition of The Bowery Savings Bank of New York. On November 3, 1999, WMBFA (as successor to Home Savings) notified the Court that WMBFA would not continue to pursue remedies in connection with The Bowery Savings Bank of New York acquisition. Unamortized supervisory goodwill from acquisitions that remain subjects of the lawsuit totaled approximately $460 million as of August 31, 1989.

     The U.S. Government has not conceded that Home Savings was damaged by any breaches of contract addressed by the lawsuit, and as yet, there has been no determination as to the amount of any damages that Home Savings may have sustained as a result of any breach of contract. WMBFA (as successor to Home Savings) continues to pursue a favorable outcome of this lawsuit.

  American Savings Bank, F.A.

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

     The allegations made in the ASB case are similar to those asserted in other cases where the United States Supreme Court affirmed decisions holding the U.S. Government liable for breach of contract. However, no record has been established in these other cases which would indicate what, if any, damages we are entitled to receive in this case. Accordingly, the ultimate outcome of the ASB case is uncertain, and there can be no assurance that we will benefit financially from it. Generally, we expect to receive financial benefit only if the cash proceeds, after reduction for certain tax and litigation-related costs and expenses, exceed $333 million.

  Coast and Bank United Corp.

     Prior to their acquisitions, Coast and Bank United Corp. had similar lawsuits against the U.S. Government. Generally, securities representing interests in these lawsuits were issued to Coast and Bank United Corp. shareholders. These securities, called contingent payment rights certificates, are currently traded on the NASDAQ Stock Market under the symbols CCPRZ and BNKUZ, respectively. We do not own a significant number of these securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk. The majority of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities, deposits, borrowings, long-term debt and derivative financial instruments used for asset/liability management. Interest rate risk occurs when assets and liabilities reprice or mature at different times or frequencies as market interest rates change.

     During the year, we implemented additional methodologies for analyzing interest rate risk. These included projecting net interest income based on parallel and non-parallel changes in the yield curve. The results of these analyses are used as part of our overall framework for asset/liability management. Accordingly, we have changed our market risk analysis from a tabular presentation to a presentation of net interest income sensitivity.

     The table below indicates the sensitivity of pretax net interest income to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even quarterly increments over the next twelve months for a total increase or decrease of 200 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

     Our net interest income sensitivity profile as of year-end 2000 and 1999 is stated below:

                                                              GRADUAL CHANGE IN RATES
                                                              ------------------------
                                                               -200BP          +200BP
                                                              --------        --------
Net interest income change for the one-year period
  beginning:
  January 1, 2001...........................................     11.0%           (12.4)%
  January 1, 2000...........................................     11.3%           (11.6)%

     Our net interest income at risk position has not changed significantly year-over-year. Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Additionally, the model captures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding interest rate or balance behavior of non-maturity deposits reflect management's best estimate of future behavior. Sensitivity of new loan volume to market interest rate levels is included as well.

     We analyze additional interest rate scenarios, including more extreme rising and falling rate environments to support interest rate risk management. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in this net interest income sensitivity analysis.

  Management of Interest Rate Risk and Derivative Activities

     To mitigate interest rate risk, we use derivative instruments, such as interest rate exchange agreements and interest rate cap agreements. At December 31, 2000, we had entered into interest rate exchange agreements and interest rate cap agreements with notional values of $22.18 billion. Additionally, $13.20 billion of interest rate floors and $751 million of interest rate caps have been embedded within certain borrowings as of December 31, 2000. The majority of these derivative contracts embedded within the borrowings will not become effective until the first quarter of 2001 and beyond. Derivative instruments, if not used appropriately, can subject a company to unintended financial exposure. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Financial Condition. The contract or notional amount of these instruments reflects the extent of involvement we have in particular classes of financial instruments.

     Management, in conjunction with the Board of Directors, has established strict policies and guidelines for the use of derivative instruments. These instruments are not intended to be used as techniques to generate earnings by speculating on the movements of interest rates, nor do we act as a dealer of these instruments. See "Notes to Consolidated Financial Statements -- Note 20:
Interest Rate Risk Management."

     Our strategy is to use derivative instruments to hedge the repricing risk associated with deposits and borrowings. For example, we have entered into interest rate cap agreements to provide an additional layer of protection should interest rates on deposits and borrowings rise. Through the use of these agreements, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, we have a degree of interest rate protection when interest rates increase because the interest rate cap agreements provide a mechanism for repricing the deposits and borrowings generally on pace with current market rates. There can be no assurance that interest rate exchange agreements and interest rate cap agreements will provide us with protection in all scenarios or to the full extent of our exposure.

     During 2000, we entered into borrowing arrangements which contain embedded derivative instruments. These instruments included caps and floors. Interest rate floors are intended to hedge prepayment risk associated with our loans, MBS and MSR. With interest rate floors, we will receive cash flows when the interest rate index drops below certain levels (strike rate). The amount of the cash flows are calculated based on the difference between the strike rate and the index rate multiplied by the notional amount. Similarly, the interest rate caps provide us cash flows when the interest rate index exceeds the strike rate. Interest rate caps are intended to hedge repricing of liabilities and securities that are purchased to hedge MSR.

     We also hedge the risks associated with the mortgage pipeline. The mortgage pipeline consists of fixed-and adjustable-rate SFR loans which will be sold in the secondary market. The risk with the mortgage pipeline is that interest rates might rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. This period is usually 30 to 60 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment since the sales price and delivery date have already been established. A forward sales agreement, however, is different from an option contract in that we are obligated to deliver the loan to the third party on the agreed upon future date. As a result, if the loans do not fund, we may not have the necessary assets to meet our commitment. Therefore, we would be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we use fallout factors, which represent the percentage of loans which are not expected to close, when calculating the amount of forward sales agreements to execute.

  Counterparty Risk

     Our borrowing activities (including repurchase agreements) and derivative instruments generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could be exposed to a financial loss. A loss would result to the extent that the value of the collateral or funds held by the counterparty exceeded the value of the collateral or funds held by us. In order to minimize the risk, all counterparties are evaluated for financial strength on at least an annual basis. Exposure limits are then established for each counterparty. Our primary focus is to deal with well-established, reputable and financially strong firms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III is incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 17, 2001. Certain information regarding our principal officers is set forth in "Business -- Principal Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 53.

   (2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b) REPORTS ON FORM 8-K:

     Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 2000:

          1. Report filed October 19, 2000. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release announcing the Company's third quarter financial results.

(c) EXHIBITS:

     The Index of Exhibits is included in the version of this Form 10-K filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2001.

                                          WASHINGTON MUTUAL, INC.

                                          /s/ KERRY K. KILLINGER
                                          --------------------------------------
                                          Kerry K. Killinger
                                          Chairman, President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 20, 2001.

/s/ KERRY K. KILLINGER                          /s/ WILLIAM A. LONGBRAKE
--------------------------------------------    --------------------------------------------
Kerry K. Killinger                              William A. Longbrake
Chairman, President and Chief Executive         Vice Chair and Chief Financial Officer
Officer; Director (Principal Executive          (Principal Financial Officer)
Officer)

                                                /s/ ROBERT H. MILES
                                                --------------------------------------------
                                                Robert H. Miles
                                                Senior Vice President and Controller
                                                (Principal Accounting Officer)

/s/ DOUGLAS P. BEIGHLE                          /s/ PHILLIP D. MATTHEWS
--------------------------------------------    --------------------------------------------
Douglas P. Beighle                              Phillip D. Matthews
Director                                        Director

--------------------------------------------    --------------------------------------------
David Bonderman                                 Michael K. Murphy
Director                                        Director

                                                /s/ MARY E. PUGH
--------------------------------------------    --------------------------------------------
J. Taylor Crandall                              Mary E. Pugh
Director                                        Director

/s/ ROGER H. EIGSTI                             /s/ WILLIAM G. REED, JR.
--------------------------------------------    --------------------------------------------
Roger H. Eigsti                                 William G. Reed, Jr.
Director                                        Director

/s/ JOHN W. ELLIS                               /s/ ELIZABETH A. SANDERS
--------------------------------------------    --------------------------------------------
John W. Ellis                                   Elizabeth A. Sanders
Director                                        Director

/s/ ANNE V. FARRELL
--------------------------------------------    --------------------------------------------
Anne V. Farrell                                 William D. Schulte
Director                                        Director

/s/ STEPHEN E. FRANK                            /s/ JAMES H. STEVER
--------------------------------------------    --------------------------------------------
Stephen E. Frank                                James H. Stever
Director                                        Director

/s/ WILLIAM P. GERBERDING                       /s/ WILLIS B. WOOD, JR.
--------------------------------------------    --------------------------------------------
William P. Gerberding                           Willis B. Wood, Jr.
Director                                        Director

--------------------------------------------
Enrique Hernandez, Jr.
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   54
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999, and 1998.........................   55
Consolidated Statements of Financial Condition at December
  31, 2000 and 1999.........................................   56
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended December 31,
  2000, 1999 and 1998.......................................   57
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   58
Notes to Consolidated Financial Statements..................   60
Supplementary Data..........................................  106

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Washington Mutual, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

Seattle, Washington
February 23, 2001

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                  (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
Loans.......................................................  $ 9,388    $ 8,348    $ 8,167
Available-for-sale securities...............................    2,811      2,481      1,708
Held-to-maturity securities.................................    1,319      1,050      1,175
Other interest and dividend income..........................      265        183        171
                                                              -------    -------    -------
  Total interest income.....................................   13,783     12,062     11,221
INTEREST EXPENSE
Deposits....................................................    3,290      3,170      3,588
Borrowings..................................................    6,182      4,440      3,341
                                                              -------    -------    -------
  Total interest expense....................................    9,472      7,610      6,929
                                                              -------    -------    -------
  Net interest income.......................................    4,311      4,452      4,292
Provision for loan and lease losses.........................      185        167        162
                                                              -------    -------    -------
  Net interest income after provision for loan and lease
     losses.................................................    4,126      4,285      4,130
NONINTEREST INCOME
Depositor and other retail banking fees.....................      976        764        569
Securities fees and commissions.............................      318        271        192
Insurance fees and commissions..............................       44         43         42
Loan servicing income.......................................      147        112        117
Loan related income.........................................      117        103        111
Gain on sale of loans.......................................      262        109        133
Gain on sale of retail deposit branch systems...............       --         --        289
Loss from securities........................................       (1)       (12)       (30)
Other income................................................      121        119         84
                                                              -------    -------    -------
  Total noninterest income..................................    1,984      1,509      1,507
NONINTEREST EXPENSE
Compensation and benefits...................................    1,348      1,186      1,189
Occupancy and equipment.....................................      604        565        498
Telecommunications and outsourced information services......      323        276        256
Depositor and other retail banking losses...................      105        107         88
Transaction-related expense.................................       --         96        508
Amortization of goodwill and other intangible assets........      106         98        104
Other expense...............................................      640        582        625
                                                              -------    -------    -------
  Total noninterest expense.................................    3,126      2,910      3,268
                                                              -------    -------    -------
  Income before income taxes................................    2,984      2,884      2,369
Income taxes................................................    1,085      1,067        882
                                                              -------    -------    -------
NET INCOME..................................................  $ 1,899    $ 1,817    $ 1,487
                                                              =======    =======    =======
Net income attributable to common stock.....................  $ 1,899    $ 1,817    $ 1,471
                                                              =======    =======    =======
Net income per common share:
  Basic.....................................................  $  3.55    $  3.17    $  2.61
  Diluted...................................................     3.54       3.16       2.56

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $  2,622     $  3,040
Available-for-sale securities, total amortized cost of
  $42,288 and $42,564:
  Encumbered................................................    23,576       17,531
  Unencumbered..............................................    18,583       23,854
                                                              --------     --------
                                                                42,159       41,385
Held-to-maturity securities, total fair value of $16,486 and
  $19,037:
  Encumbered................................................     9,566       10,074
  Unencumbered..............................................     6,999        9,327
                                                              --------     --------
                                                                16,565       19,401
Loans held for sale.........................................     3,404          794
Loans:
  Loans held in portfolio...................................   119,626      113,746
  Allowance for loan and lease losses.......................    (1,014)      (1,042)
                                                              --------     --------
     Total loans, net of allowance for loan and lease
      losses................................................   118,612      112,704
Mortgage servicing rights ("MSR")...........................     1,017          643
Investment in Federal Home Loan Banks ("FHLBs").............     3,260        2,917
Goodwill and other intangible assets........................     1,084        1,200
Other assets................................................     5,993        4,430
                                                              --------     --------
     Total assets...........................................  $194,716     $186,514
                                                              ========     ========
LIABILITIES
Deposits:
  Checking accounts.........................................  $ 14,500     $ 13,490
  Savings accounts and money market deposit accounts
     ("MMDAs")..............................................    30,656       30,048
  Time deposit accounts.....................................    34,418       37,592
                                                              --------     --------
     Total deposits.........................................    79,574       81,130
Federal funds purchased and commercial paper................     4,115          867
Securities sold under agreements to repurchase ("repurchase
  agreements")..............................................    29,756       30,163
Advances from FHLBs.........................................    57,855       57,094
Other borrowings............................................     9,930        6,203
Other liabilities...........................................     3,320        2,004
                                                              --------     --------
     Total liabilities......................................   184,550      177,461
STOCKHOLDERS' EQUITY
Common stock, no par value: 1,600,000,000 shares authorized,
  539,855,720 and 571,589,272 shares issued and
  outstanding...............................................        --           --
Capital surplus -- common stock.............................     1,425        2,205
Accumulated other comprehensive loss:
  Unrealized loss on securities.............................       (51)        (667)
  Minimum pension liability adjustment......................        (3)          (7)
Retained earnings...........................................     8,795        7,522
                                                              --------     --------
     Total stockholders' equity.............................    10,166        9,053
                                                              --------     --------
     Total liabilities and stockholders' equity.............  $194,716     $186,514
                                                              ========     ========

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                    CAPITAL       ACCUMULATED                  COMMON
                                                                   SURPLUS --        OTHER                     STOCK
                                                      PREFERRED      COMMON      COMPREHENSIVE    RETAINED       IN
                                            TOTAL       STOCK        STOCK       INCOME (LOSS)    EARNINGS    TREASURY
                                           -------    ---------    ----------    -------------    --------    --------
                                                                          (IN MILLIONS)
BALANCE, December 31, 1997...............  $ 7,601      $ 597       $ 2,630          $  62         $5,244      $(932)
Comprehensive income:
  Net income -- 1998.....................    1,487         --            --             --          1,487         --
  Other comprehensive income (loss), net
    of tax:
    Net unrealized gains on securities
      arising during the year, net of
      reclassification adjustments.......       25         --            --             25             --         --
    Minimum pension liability
      adjustment.........................      (13)        --            --            (13)            --         --
                                           -------
Total comprehensive income...............    1,499         --            --             --             --         --
Cash dividends declared on preferred
  stock..................................      (20)        --            --             --            (20)        --
Cash dividends declared on common
  stock..................................     (436)        --            --             --           (436)        --
Repurchase of common stock...............      (24)        --            --             --             --        (24)
Redemption or conversion of preferred
  stock..................................     (313)      (597)         (112)            --             --        396
Common stock issued to acquire Coast
  Savings Financial, Inc. ("Coast")......      925         --           373             --             --        552
Common stock issued through employee
  stock plans, including tax benefit.....      112         --           115             --             --         (3)
Treasury shares retired..................       --         --           (11)            --             --         11
                                           -------      -----       -------          -----         ------      -----
BALANCE, December 31, 1998...............    9,344         --         2,995             74          6,275         --
                                           -------      -----       -------          -----         ------      -----
Comprehensive income:
  Net income -- 1999.....................    1,817         --            --             --          1,817         --
  Other comprehensive income (loss), net
    of tax:
    Net unrealized losses on securities
      arising during the year, net of
      reclassification adjustments.......     (754)        --            --           (754)            --         --
    Minimum pension liability
      adjustment.........................        6         --            --              6             --         --
                                           -------
Total comprehensive income...............    1,069         --            --             --             --         --
Cash dividends declared on common
  stock..................................     (570)        --            --             --           (570)        --
Common stock repurchased and retired.....   (1,082)        --        (1,082)            --             --         --
Common stock issued to acquire Long Beach
  Financial Corp.........................      207         --           207             --             --         --
Common stock issued through employee
  stock plans, including tax benefit.....       85         --            85             --             --         --
                                           -------      -----       -------          -----         ------      -----
BALANCE, December 31, 1999...............    9,053         --         2,205           (674)         7,522         --
                                           -------      -----       -------          -----         ------      -----
Comprehensive income:
  Net income -- 2000.....................    1,899         --            --             --          1,899         --
  Other comprehensive income, net of tax:
    Net unrealized gains on securities
      arising during the year, net of
      reclassification adjustments.......      616         --            --            616             --         --
    Minimum pension liability
      adjustment.........................        4         --            --              4             --         --
                                           -------
Total comprehensive income...............    2,519         --            --             --             --         --
Cash dividends declared on common
  stock..................................     (626)        --            --             --           (626)        --
Common stock repurchased and retired.....     (869)        --          (869)            --             --         --
Common stock issued through employee
  stock plans, including tax benefit.....       89         --            89             --             --         --
                                           -------      -----       -------          -----         ------      -----
BALANCE, December 31, 2000...............  $10,166      $  --       $ 1,425          $ (54)        $8,795      $  --
                                           =======      =====       =======          =====         ======      =====

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $  1,899    $  1,817    $  1,487
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Provision for loan and lease losses...................       185         167         162
     Gain on sale of loans.................................      (262)       (109)       (133)
     Loss from securities..................................         1          12          30
     Depreciation and amortization.........................       539         400         313
     Stock dividends from FHLBs............................      (221)       (139)       (112)
     Transaction-related expense...........................        --          --          82
     Origination of loans held for sale....................   (13,123)     (4,996)    (13,501)
     Proceeds from sales of loans held for sale............    12,610       8,960      18,238
     Decrease (increase) in other assets...................       802        (506)        256
     Increase (decrease) in other liabilities..............       592        (336)         93
                                                             --------    --------    --------
       Net cash provided by operating activities...........     3,022       5,270       6,915
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities....................................    (2,843)    (17,091)    (17,389)
Sales and maturities of securities.........................     3,842       1,680       2,585
Principal payments on securities...........................     8,373      12,411      10,010
Purchases of investment in FHLBs...........................      (136)       (787)       (344)
Purchases of loans.........................................    (6,752)     (7,357)     (3,069)
Proceeds from sales of loans...............................    13,164          55          49
Origination of loans, net of principal payments............   (22,271)    (16,571)     (7,733)
Proceeds from sales of foreclosed assets...................       265         354         609
Cash (used for) provided by acquisitions...................       (23)       (144)        400
Purchases of premises and equipment, net...................      (272)       (319)       (320)
Purchases of bank owned life insurance.....................    (1,000)         --          --
                                                             --------    --------    --------
       Net cash used by investing activities, carried
          forward..........................................    (7,653)    (27,769)    (15,202)

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN MILLIONS)
       Net cash used by investing activities, brought
          forward..........................................    (7,653)    (27,769)    (15,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits.......................................    (1,553)     (4,289)     (1,103)
Deposits sold..............................................        (3)        (73)     (3,236)
(Decrease) increase in short-term borrowings...............    (6,373)      5,413       2,335
Proceeds from long-term borrowings.........................    32,615      15,881       1,383
Repayments of long-term borrowings.........................   (19,817)     (9,911)     (3,650)
Proceeds from FHLBs advances...............................    88,749      87,174      67,189
Repayments of FHLBs advances...............................   (87,990)    (69,828)    (53,882)
Cash dividends paid on preferred and common stock..........      (626)       (570)       (456)
Redemption of preferred stock..............................        --          --        (313)
Repurchase of common stock.................................      (869)     (1,082)        (24)
Other......................................................        80          67          81
                                                             --------    --------    --------
       Net cash provided by financing activities...........     4,213      22,782       8,324
                                                             --------    --------    --------
       (Decrease) increase in cash and cash equivalents....      (418)        283          37
       Cash and cash equivalents, beginning of year........     3,040       2,757       2,720
                                                             --------    --------    --------
       Cash and cash equivalents, end of year..............  $  2,622    $  3,040    $  2,757
                                                             ========    ========    ========
NONCASH ACTIVITIES
Loans exchanged for MBS....................................  $  7,414    $ 14,764    $    754
Real estate acquired through foreclosure...................       255         338         512
Loans originated to facilitate the sale of foreclosed
  assets...................................................        36          65          55
Loans held for sale originated to refinance existing
  loans....................................................       631       2,512       5,289
Loans held in portfolio originated to refinance existing
  loans....................................................     3,361       4,347       2,556
Loans held in portfolio transferred to loans held for
  sale.....................................................     1,314          --          --
Trade date purchases not yet settled.......................       306          --       2,610
Trade date sales not yet settled...........................       301          --          --
CASH PAID DURING THE YEAR FOR
Interest on deposits.......................................     3,287       3,151       3,610
Interest on borrowings.....................................     6,257       4,251       3,195
Income taxes...............................................       389         827         814

                See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Washington Mutual, Inc. ("WMI" and together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small to mid-sized businesses. Through its subsidiaries, Washington Mutual engages in the following lines of business: consumer banking, mortgage banking, commercial banking, financial services and consumer finance. The Company's principal banking subsidiaries are Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"). The banking subsidiaries accept deposits from the general public, make, buy and sell residential loans, consumer loans, and commercial loans, and engage in certain commercial banking activities. The Company originates, purchases, sells and services specialty mortgage finance loans through its subsidiaries, Washington Mutual Finance Corporation ("Washington Mutual Finance") and Long Beach Mortgage Company ("Long Beach Mortgage"). In addition, WMBFA purchases specialty mortgage finance loans. Through licensed subsidiaries, Washington Mutual also markets annuities and other insurance products, offers full service securities brokerage operations, and acts as the investment advisor to and the distributor of mutual funds.

     The Company has a concentration of operations in California. At December 31, 2000, 52% of the Company's loan portfolio and 71% of the Company's deposits were concentrated in California.

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation. All intercompany transactions and balances have been eliminated.

     On October 1, 1998, H.F. Ahmanson & Company ("Ahmanson") merged with and into WMI and all of the subsidiaries of Ahmanson, including Home Savings of America, FSB ("Home Savings"), became subsidiaries of the Company (the "Ahmanson Merger"). The Ahmanson Merger was accounted for as a pooling of interests. When Washington Mutual acquires a company through a pooling of interests, current and prior period financial statements are restated to include the accounts of merged companies. As a result, the accompanying financial statements and notes thereto are presented as if the companies were merged as of the beginning of the earliest period shown. Previously reported balances of the merged companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations.

     On February 13, 1998, Ahmanson had acquired Coast Savings Financial, Inc. ("Coast"). On October 1, 1999, Washington Mutual acquired Long Beach Financial Corporation, parent of Long Beach Mortgage. Both acquisitions were accounted for as purchases.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

  Held-to-Maturity Securities

     Investments classified as held to maturity are accounted for at amortized cost because the Company has both the positive intent and the ability to hold those securities to maturity. Other than temporary declines in fair value are recognized in the income statement as loss from securities.

  Available-for-Sale Securities

     Securities not classified as held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized in the income statement as loss from securities.

  Loans Held for Sale

     Loans held for sale include originated and purchased mortgage loans intended for sale in the secondary market. The loans so designated are carried at the lower of net cost or fair value on an aggregate basis.

  Loans Held in Portfolio

     Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.

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

     Commercial real estate loans over $1 million, and all commercial business and builder construction loans are individually evaluated for impairment. Management generally identifies loans to be evaluated for impairment when such loans are on nonaccrual status or have been restructured. However, not all nonaccrual loans are impaired. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts contractually due, including scheduled interest payments. Restructured loans are evaluated for impairment based on the contractual terms specified by the original loan agreement, rather than the contractual terms specified by the restructuring agreement. Loans performing under restructured terms beyond a specified performance period are classified as accruing, but may still be deemed impaired. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions. All other loans are reviewed on a collective basis.

  Allowance for Loan and Lease Losses

     The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. Management performs periodic reviews of its portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios. The process by which the allowance is determined encompasses the analysis of the historical performance of each loan category and an assessment of current economic and portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. The Company monitors delinquency, default, and loss rates, among other factors impacting portfolio risk. In addition, non-homogeneous type loans, such as commercial business and commercial real estate loans, are reviewed on an individual loan basis in order to identify impairment and for risk rating purposes.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

     Consumer finance loans secured by collateral other than real estate are charged off if and when they exceed a specified number of days contractually delinquent (180 days for substantially all loans).

     The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the Consolidated Financial Statements.

  Allowance for Recourse Obligations

     The Company records an allowance for recourse obligations to cover inherent losses on loans securitized and retained in its mortgage-backed securities ("MBS") portfolio for which the Company retains the credit risk and to cover estimated losses on loans and MBS sold to third parties for which a recourse obligation exists. A regular review is performed to determine the adequacy of the allowance for recourse obligations. The review is substantially similar to the review of the adequacy of the allowance for loan and lease losses, because the sold loans and securities, as to which a recourse obligation exists, are similar to the Company's single-family residential ("SFR") loan portfolio. Increases to the allowance for recourse obligations are recorded as loss from securities.

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

  Transfers and Servicing of Financial Assets

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company. See "Notes to Consolidated Financial Statements -- Note 3: Securities and Note 5: Mortgage Banking Activities."

     In connection with securitizations or transfers, certain retained interests, including MSR, are recorded at their allocated carrying value based on their relative fair value. Initially and at subsequent measurement dates, fair value is determined by computing the present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment, delinquency, default and loss assumptions. Valuation of retained interests in securitizations may also involve the use of quoted market prices on same or similar securities.

     MSR are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income.

     The Company assesses impairment of the MSR based on the fair value of those rights on a stratum-by-stratum basis, with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the MSR are stratified based on the following characteristics of the underlying loans: fixed-rate mortgage loans by loan type (conforming, nonconforming, and government) and by coupon rate (less than 7.5%, between 7.5% and less than 9.0%, and greater than or equal to 9.0%) and adjustable-rate mortgage ("ARM") loans. The Company changed the stratification used for impairment review in the fourth quarter of 2000 and such change did not have a material effect on the financial statements.

     In order to determine the fair value of the MSR, the Company uses a model that estimates the present value of expected future cash flows. Assumptions used in the model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined in relation to forecasted yield curves of selected government securities. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, inflation rates, ancillary income per loan and default rates.

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

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill, core deposit premiums, and other intangible assets. Substantially all of the Company's goodwill is being amortized using the straight-line method over 10 to 25 years. Other intangible assets are amortized over their estimated useful lives. The Company reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows.

  Repurchase Agreements

     The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts. These securities are classified as encumbered.

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

     The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company's federal tax filings generally include all subsidiaries.

  Earnings Per Share

     Earnings per share ("EPS") are presented under two formats: basic EPS and diluted EPS. EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options.

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

     Interest rate exchange agreements and interest rate cap agreements are designated against interest-earning assets, deposits and borrowings. Interest rate exchange agreements and interest rate cap agreements designated against deposits and borrowings are reported at historical cost.

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

     From time to time, the Company redesignates interest rate exchange agreements and interest rate cap agreements between interest-earning assets and deposits and borrowings. Such redesignations are recorded at fair value at the time of transfer.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The Company may write covered call options on its available-for-sale portfolio. If the option is exercised, the option fee is recorded as an adjustment to the gain or loss on the sale of the security. If the option is not exercised, the option fee is recognized as fee income.

  Recently Issued Accounting Standards Not Yet Adopted

     On January 1, 2001, the Company recorded a transition adjustment representing a $0.6 million loss ($0.4 million net of tax) related to the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This loss will be reflected in the Company's earnings for the first quarter of 2001. This loss represents the excess of book value over the remaining fair value of certain interest rate cap agreements designated as cash flow hedges and the difference between book value and fair value of forward loan sale contracts for which hedge accounting was not elected. These losses were partially offset by unrealized gains representing the fair value of commitments to originate loans that will be held for sale when originated. The Company considers these commitments to be derivatives and are therefore carried at market value.

     The adoption of SFAS No. 133 on January 1, 2001 also resulted in an $11 million decrease ($7 million net of tax) in other comprehensive income. This decrease represents $43 million ($27 million net of tax) in unrealized losses on interest rate swap agreements and interest rate cap agreements designated as cash flow hedges. This was partially offset by the net unrealized gain of $32 million ($20 million net of tax) that resulted from the reclassification of the Company's entire held-to-maturity MBS and investment portfolios of $16.57 billion to available for sale upon adopting SFAS No. 133.

     In conjunction with the reclassification of the Company's held-to-maturity MBS portfolio to available for sale, $126 million was allocated to MSR, representing retained interests from securitizations of loans that the Company had completed after January 1, 1996 and for which no MSR had been previously capitalized. MSR are capitalized for all securitizations of loans occurring after January 1, 1996 that are either sold or retained in the available-for-sale securities portfolio.

     The adoption of SFAS No. 133 on January 1, 2001 also resulted in a $151 million increase in derivative-related assets, a $129 million increase in the book values of hedged borrowings, and a $66 million increase in derivative-related liabilities. Management does not anticipate that SFAS No. 133 will significantly increase the volatility of earnings or stockholders' equity reported in future periods.

NOTE 2: BUSINESS COMBINATIONS

     On January 31, 2001, Washington Mutual, Inc. acquired the mortgage operations of The PNC Financial Services Group, Inc. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. ("WMHLI") and Washington Mutual Mortgage Securities Corp. ("WMMSC"). At January 31, 2001, WMHLI and WMMSC had total assets of approximately $7 billion.

     On February 9, 2001, Washington Mutual, Inc. acquired Texas-based Bank United Corp. This acquisition was accounted for as a purchase. At February 9, 2001, Bank United Corp. had total assets of approximately $18 billion. The Company issued approximately 42,600,000 shares of its common stock to acquire Bank United Corp. Each share of Bank United Corp. common stock was converted into 1.3 shares of Washington Mutual, Inc. common stock.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 3: SECURITIES

     The amortized cost, unrealized gains, unrealized losses, and fair value of securities were as follows:

                                                               DECEMBER 31, 2000
                                          ------------------------------------------------------------
                                          AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            COST         GAINS         LOSSES       VALUE     YIELD(1)
                                          ---------    ----------    ----------    -------    --------
                                                             (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and agency............   $ 1,432        $ 39         $  (1)      $ 1,470       6.28%
  Corporate debt........................       118          --            (1)          117       6.22
  Municipal.............................        40           1            (1)           40       6.04
  Equity securities:
     Preferred stock....................       178           1            (5)          174       6.16
     Other securities...................        15          --            (6)            9         --
                                           -------        ----         -----       -------
                                             1,783          41           (14)        1,810
MBS:
  U.S. Government and agency............    24,639         123          (191)       24,571       6.78
  Private issue.........................    15,866          64          (152)       15,778       7.08
                                           -------        ----         -----       -------
                                            40,505         187          (343)       40,349
                                           -------        ----         -----       -------
                                           $42,288        $228         $(357)      $42,159       6.87
                                           =======        ====         =====       =======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt........................   $    20        $ --         $  --       $    20       7.98%
  Municipal.............................       117           3            (1)          119       5.48
                                           -------        ----         -----       -------
                                               137           3            (1)          139
MBS:
  U.S. Government and agency............    10,211          30          (107)       10,134       7.04
  Private issue.........................     6,217          49           (53)        6,213       6.96
                                           -------        ----         -----       -------
                                            16,428          79          (160)       16,347
                                           -------        ----         -----       -------
                                           $16,565        $ 82         $(161)      $16,486       7.00
                                           =======        ====         =====       =======

---------------
(1) Weighted average yield at end of year based on the amortized cost of the securities.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                               DECEMBER 31, 1999
                                          ------------------------------------------------------------
                                          AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            COST         GAINS         LOSSES       VALUE     YIELD(1)
                                          ---------    ----------    ----------    -------    --------
                                                             (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and agency............   $    60        $--         $    (3)     $    57      5.18%
  Corporate debt........................       163         --              --          163      6.19
  Municipal.............................         7         --              --            7      5.59
  Equity securities:
     Preferred stock....................       189          2              (8)         183      6.13
     Other securities...................         7         --              (5)           2        --
                                           -------        ---         -------      -------
                                               426          2             (16)         412      6.27
MBS:
  U.S. Government and agency............    27,883         17            (703)      27,197      6.33
  Private issue.........................    14,255          5            (484)      13,776      6.61
                                           -------        ---         -------      -------
                                            42,138         22          (1,187)      40,973      6.43
                                           -------        ---         -------      -------
                                           $42,564        $24         $(1,203)     $41,385      6.42
                                           =======        ===         =======      =======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt........................   $    20        $--         $    (1)     $    19      7.97%
  Municipal.............................       118          2              (3)         117      5.52
                                           -------        ---         -------      -------
                                               138          2              (4)         136      5.88
MBS:
  U.S. Government and agency............    11,990         52            (283)      11,759      6.41
  Private issue.........................     7,273         --            (131)       7,142      6.52
                                           -------        ---         -------      -------
                                            19,263         52            (414)      18,901      6.45
                                           -------        ---         -------      -------
                                           $19,401        $54         $  (418)     $19,037      6.45
                                           =======        ===         =======      =======

---------------
(1) Weighted average yield at end of year based on the amortized cost of the securities.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Fair value of debt securities by contractual maturity was as follows:

                                                             DECEMBER 31, 2000
                               -----------------------------------------------------------------------------
                                                      DUE                 AFTER ONE               AFTER FIVE
                                FAIR                 WITHIN               BUT WITHIN              BUT WITHIN
                                VALUE    YIELD(1)   ONE YEAR   YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                               -------   --------   --------   --------   ----------   --------   ----------
                                                           (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and
    agency...................  $ 1,470     6.28%      $ --         --%       $240        5.97%      $1,224
  Corporate debt.............      117     6.22         17       6.18          67        6.33           11
  Municipal..................       40     6.04         --         --          --          --           --
MBS(2):
  U.S. Government and
    agency...................   24,571     6.78        151       7.63         355        7.66          217
  Private issue..............   15,778     7.08         --         --          --          --           --
                               -------                ----                   ----                   ------
                               $41,976     6.87       $168       7.48        $662        6.91       $1,452
                               =======                ====                   ====                   ======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt.............  $    20     7.98%      $ --         --%       $ --          --%      $   --
  Municipal..................      119     5.48          4       5.34          14        5.45           20
MBS(2):
  U.S. Government and
    agency...................   10,134     7.04         --         --           6        6.78           78
  Private issue..............    6,213     6.96         18       6.55          --          --            3
                               -------                ----                   ----                   ------
                               $16,486     7.00       $ 22       6.34        $ 20        5.86       $  101
                               =======                ====                   ====                   ======

                                      DECEMBER 31, 2000
                               -------------------------------

                                            AFTER
                               YIELD(1)   TEN YEARS   YIELD(1)
                               --------   ---------   --------
                                    (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and
    agency...................    6.34%     $     6      7.42%
  Corporate debt.............    6.56           22      7.48
  Municipal..................      --           40      6.04
MBS(2):
  U.S. Government and
    agency...................    5.98       23,848      6.77
  Private issue..............      --       15,778      7.08
                                           -------
                                 6.29      $39,694      6.89
                                           =======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt.............      --%     $    20      7.98%
  Municipal..................    5.54           81      5.48
MBS(2):
  U.S. Government and
    agency...................    6.62       10,050      7.04
  Private issue..............    7.60        6,192      6.96
                                           -------
                                 6.44      $16,343      7.00
                                           =======

     Amortized cost of debt securities by contractual maturity was as follows:

                                                                DECEMBER 31, 2000
                                 -------------------------------------------------------------------------------
                                                          DUE                 AFTER ONE               AFTER FIVE
                                 AMORTIZED               WITHIN               BUT WITHIN              BUT WITHIN
                                   COST      YIELD(1)   ONE YEAR   YIELD(1)   FIVE YEARS   YIELD(1)   TEN YEARS
                                 ---------   --------   --------   --------   ----------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and agency...   $ 1,432      6.28%      $ --         --%       $238        5.97%      $1,188
  Corporate debt...............       118      6.22         17       6.18          68        6.34           11
  Municipal....................        40      6.04         --         --          --          --           --
MBS(2):
  U.S. Government and agency...    24,639      6.78        151       7.63         354        7.66          217
  Private issue................    15,866      7.08         --         --          --          --           --
                                  -------                 ----                   ----                   ------
                                  $42,095      6.87       $168       7.48        $660        6.91       $1,416
                                  =======                 ====                   ====                   ======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt...............   $    20      7.98%      $ --         --%       $ --          --%      $   --
  Municipal....................       117      5.48          4       5.34          14        5.45           19
MBS(2):
  U.S. Government and agency...    10,211      7.04         --         --           6        6.78           78
  Private issue................     6,217      6.96         18       6.55          --          --            3
                                  -------                 ----                   ----                   ------
                                  $16,565      7.00       $ 22       6.34        $ 20        5.86       $  100
                                  =======                 ====                   ====                   ======

                                        DECEMBER 31, 2000
                                 -------------------------------

                                              AFTER
                                 YIELD(1)   TEN YEARS   YIELD(1)
                                 --------   ---------   --------
                                      (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Investment securities:
  U.S. Government and agency...    6.34%     $     6      7.42%
  Corporate debt...............    6.56           22      7.48
  Municipal....................      --           40      6.04
MBS(2):
  U.S. Government and agency...    5.98       23,917      6.77
  Private issue................      --       15,866      7.08
                                             -------
                                   6.29      $39,851      6.89
                                             =======
HELD-TO-MATURITY SECURITIES
Investment securities:
  Corporate debt...............      --%     $    20      7.98%
  Municipal....................    5.54           80      5.48
MBS(2):
  U.S. Government and agency...    6.62       10,127      7.04
  Private issue................    7.60        6,196      6.96
                                             -------
                                   6.44      $16,423      7.00
                                             =======

---------------
(1) Weighted average yield at end of year based on the amortized cost of the securities.

(2) MBS were allocated based on contractual principal maturities assuming no prepayments.

     In addition to agency MBS, the securities portfolio contained investment grade private issue MBS of $16.66 billion and $14.40 billion at December 31, 2000 and 1999. At December 31, 2000, the Company had private issue MBS from the following issuers, each of which exceeded 10% of the Company's equity: General Electric Capital Mortgage Services with an amortized cost of $1.12 billion and a fair value of $1.11 billion;

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Norwest Asset Securities Corp. with an amortized cost of $1.05 billion and a fair value of $1.03 billion; and Residential Funding Mortgage Services Inc. with an amortized cost of $1.23 billion and a fair value of $1.21 billion; and Washington Mutual Bank, FA, with an amortized cost of $14.61 billion and a fair value of $14.64 billion.

     Proceeds from sales of securities in the available-for-sale portfolio during 2000, 1999 and 1998 were $4.14 billion, $1.44 billion and $2.16 billion. The Company realized $27 million in gains and $29 million in losses on these sales during 2000. The Company realized $4 million in gains and $13 million in losses on sales during 1999. Similarly, the Company realized $19 million in gains and $1 million in losses during 1998.

     Pledged securities having a fair value of $33.07 billion and an amortized cost of $33.22 billion are also subject to certain agreements which may allow the secured party to either sell, rehypothecate or otherwise pledge the securities. In accordance with SFAS No. 140, these amounts have been separately identified in the statement of financial condition. In addition, securities with an amortized cost of $13.21 billion and a fair value of $13.03 billion were pledged to secure public deposits, other borrowings, FHLB advances and access to the Federal Reserve discount window. The Company had not accepted any securities as collateral that it was permitted to sell or repledge as of December 31, 2000. With the adoption of SFAS No. 133 on January 1, 2001, the Company reclassified its entire held-to-maturity MBS and investment portfolios of $16.57 billion to available for sale.

NOTE 4: LOANS

     Loans consisted of the following:

                                                        DECEMBER 31,            DECEMBER 31,
                                                    --------------------    --------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
                                                      LOAN BALANCE(1)       LOAN COMMITMENTS(2)
                                                    --------------------    --------------------
                                                                   (IN MILLIONS)
SFR...............................................  $ 83,113    $ 80,628    $ 2,722     $ 3,528
SFR construction..................................     1,431       1,243        958         966
Second mortgage and other consumer:
  Banking subsidiaries............................     7,992       6,393      5,192       3,777
  Washington Mutual Finance.......................     2,486       2,134        240         251
Specialty mortgage finance........................     7,254       4,452        487         427
Commercial business...............................     2,274       1,452      1,076         952
Commercial real estate:
  Apartment buildings.............................    15,658      15,261        184         185
  Other commercial real estate....................     2,822       2,977         50         203
Allowance for loan and lease losses...............    (1,014)     (1,042)        --          --
Outstanding letters of credit.....................        --          --        327         292
                                                    --------    --------    -------     -------
                                                    $122,016    $113,498    $11,236     $10,581
                                                    ========    ========    =======     =======

---------------
(1) Includes net unamortized deferred loan origination costs of $401 million at December 31, 2000 and $186 million at December 31, 1999.

(2) Includes commitments by the Company to originate loans as well as undisbursed amounts of closed loans.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The amount of impaired loans and the related allowances were as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Impaired loans:
  With allowances...........................................  $226     $305
  Without allowances........................................   285      316
                                                              ----     ----
                                                              $511     $621
                                                              ====     ====
Allowance for impaired loans................................  $ 40     $ 82

     The average balance of impaired loans and the related interest income recognized were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Average balance of impaired loans...........................  $566     $670     $834
Interest income recognized..................................    38       46       59

     Loans totaling $62.43 billion and $69.34 billion at December 31, 2000 and 1999 were pledged to secure advances from FHLBs.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Changes in the allowance for loan and lease losses were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Balance, beginning of year...............................  $1,042    $1,068    $1,048
Provision for loan and lease losses......................     185       167       162
Identified allowance for loans sold or securitized.......     (36)       (1)      (74)
Allowance acquired through business combinations.........      --        --       108
                                                           ------    ------    ------
                                                            1,191     1,234     1,244
Loans charged off:
  SFR and SFR construction...............................     (20)      (38)      (66)
  Second mortgage and other consumer:
     Banking subsidiaries................................     (43)      (46)      (34)
     Washington Mutual Finance...........................    (120)      (97)      (90)
  Specialty mortgage finance.............................      (5)       --        --
  Commercial business....................................     (11)       (5)       (5)
  Commercial real estate:
     Apartments..........................................      (2)      (15)      (22)
     Other commercial real estate........................      (2)      (22)      (10)
                                                           ------    ------    ------
          Total charge offs..............................    (203)     (223)     (227)
Recoveries of loans previously charged off:
  SFR and SFR construction...............................       1         4        18
  Second mortgage and other consumer:
     Banking subsidiaries................................       4         3         2
     Washington Mutual Finance...........................      17        16        16
  Specialty mortgage finance.............................       1        --        --
  Commercial business....................................       1         1         1
  Commercial real estate:
     Apartments..........................................       1         3         6
     Other commercial real estate........................       1         4         8
                                                           ------    ------    ------
          Total recoveries...............................      26        31        51
                                                           ------    ------    ------
Net charge offs..........................................    (177)     (192)     (176)
                                                           ------    ------    ------
Balance, end of year.....................................  $1,014    $1,042    $1,068
                                                           ======    ======    ======

     Changes in the allowance for recourse obligations were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Balance, beginning of year..................................  $113     $144     $ 80
Transfers...................................................    --      (15)      74
Charge offs, net of provision for recourse losses...........    (9)     (16)     (10)
                                                              ----     ----     ----
Balance, end of year........................................  $104     $113     $144
                                                              ====     ====     ====

     During 1998, in connection with the Ahmanson Merger, $74 million was transferred from the allowance for loan and lease losses to the allowance for recourse obligations to conform with Washington Mutual's policy.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 5: MORTGAGE BANKING ACTIVITIES

     During 2000, the Company sold residential mortgage loans in securitization transactions and retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees equal to a percentage of the outstanding balance and rights to cash flows remaining after the investors in the securitization trust have received their contractual payments. The book balance of loans securitized and sold during the year ended December 31, 2000 was $16.90 billion. Of those loans, $812 million are held by investors and securitization trusts that have recourse to the Company. The Company recognized pretax gains of $189 million on these securitizations. The Company's retained interests are subordinate to investors' interests.

     Key economic assumptions used in measuring the value of all the retained interests accounted for as sales (excluding MSR) at the date of securitization during the year were as follows (rates per annum and weighted based on principal amounts securitized):

                                                        YEAR ENDED DECEMBER 31, 2000
                                                 -------------------------------------------
                                                 ADJUSTABLE-RATE MORTGAGE LOANS
                                                 ------------------------------
                                                 GOVERNMENT     NON-GOVERNMENT     SPECIALTY
                                                  SPONSORED        SPONSORED       MORTGAGE
                                                 ENTERPRISE       ENTERPRISE        FINANCE
                                                 -----------    ---------------    ---------
                                                            (DOLLARS IN MILLIONS)
Constant prepayment rate ("CPR")...............     20.00%           20.00%          33.30%
Weighted-average life (in years)...............       8.3              9.7             9.1
Spread to risk free rate(1)....................      1.20             2.98            n.a.
Risk free rate.................................      5.45             4.92            n.a.
Expected annual credit losses as a percentage
  of average principal balance.................      n.a.             n.a.            2.82
Residual cash flows discounted at..............      n.a.             n.a.           30.00
Other(2).......................................    $    3           $  (26)           n.a.

---------------
(1) Represents the Company's estimate of the incremental rate of return over the U.S. Treasury instruments of similar duration demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.

(2) Represents the assumed value/(cost) of a hypothetical derivative used to reduce the LIBOR to COFI basis risk inherent in certain retained interests. The assumed value/(cost) of the hypothetical derivative was included in the determination of the fair value of the retained interests.

     Key economic assumptions used in measuring the value of all capitalized MSR created during the year, inclusive of securitizations recorded as sales, securitizations entirely retained, and whole loan sales, were as follows (rates per annum):

                                                     YEAR ENDED DECEMBER 31, 2000
                              ---------------------------------------------------------------------------
                               FIXED-RATE MORTGAGE LOANS      ADJUSTABLE-RATE MORTGAGE LOANS
                              ----------------------------    ------------------------------
                              GOVERNMENT    NON-GOVERNMENT    GOVERNMENT     NON-GOVERNMENT     SPECIALTY
                              SPONSORED       SPONSORED        SPONSORED        SPONSORED       MORTGAGE
                              ENTERPRISE      ENTERPRISE      ENTERPRISE       ENTERPRISE        FINANCE
                              ----------    --------------    -----------    ---------------    ---------
CPR.........................    10.50%          12.00%           23.00%           24.00%          30.90%
Cash flows discounted at....     9.50           12.00            13.00            13.00           14.00

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

                                                           DECEMBER 31, 2000
                                            ------------------------------------------------
                                              FIXED-RATE      ADJUSTABLE-RATE MORTGAGE LOANS
                                            --------------    ------------------------------
                                            NON-GOVERNMENT    GOVERNMENT     NON-GOVERNMENT
                                              SPONSORED        SPONSORED        SPONSORED
                                              ENTERPRISE      ENTERPRISE       ENTERPRISE
                                            --------------    -----------    ---------------
                                                         (DOLLARS IN MILLIONS)
Fair value of retained interests..........      $  932          $1,103           $1,951
Weighted-average life (in years)..........         6.9             8.8              9.5

CPR.......................................       11.00%          18.00%           17.01%
  Impact on fair value of 25% decrease....      $    1          $    6           $    6
  Impact on fair value of 50% decrease....           3              14               19
  Impact on fair value of 100% increase...           1             (14)              (9)
  Impact on fair value of 200% increase...           2             (21)             (10)

Spread to risk free rate(1)...............        1.42%           1.37%            2.46%
  Impact on fair value of 10% decrease....      $    7          $   10           $   25
  Impact on fair value of 25% decrease....          19              23               70
  Impact on fair value of 25% increase....         (18)            (23)             (67)
  Impact on fair value of 50% increase....         (35)            (45)            (129)

Risk free rate............................        5.55%           5.55%            5.55%
  Impact on fair value of 10% decrease....      $   24          $    5           $   11
  Impact on fair value of 25% decrease....          64              12               28
  Impact on fair value of 25% increase....         (56)            (12)             (28)
  Impact on fair value of 50% increase....        (107)            (24)             (53)

Other(2)..................................        n.a.               9              (43)
  Impact on fair value of 10% decrease....        n.a.               8                6
  Impact on fair value of 25% decrease....        n.a.              13               15
  Impact on fair value of 25% increase....        n.a.             (11)             (15)
  Impact on fair value of 50% increase....        n.a.             (24)             (31)

---------------
(1) Represents the Company's estimate of the incremental rate of return over the U.S. Treasury instruments of similar duration demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.

(2) Represents the assumed value/(cost) of a hypothetical derivative used to reduce the LIBOR to COFI basis risk inherent in certain retained interests. The assumed value/(cost) of the hypothetical derivative was included in the determination of the fair value of the retained interests.

     At December 31, 2000, Specialty Mortgage Finance retained interests (excluding MSR) were not material.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value for all capitalized MSR to immediate changes in those assumptions were as follows:

                                                                DECEMBER 31, 2000
                                                        ----------------------------------
                                                            MORTGAGE SERVICING RIGHTS
                                                        ----------------------------------
                                                        ADJUSTABLE-    FIXED-    SPECIALTY
                                                           RATE         RATE     MORTGAGE
                                                           LOANS       LOANS      FINANCE
                                                        -----------    ------    ---------
                                                              (DOLLARS IN MILLIONS)
Fair value of capitalized MSR.........................    $  513       $  580     $   32
Weighted-average life (in years)......................       4.1          5.7        2.6
CPR...................................................     19.20%       10.60%     30.60%
  Impact on fair value of 25% decrease................    $   67       $  124     $    5
  Impact on fair value of 50% decrease................       164          275         13
  Impact on fair value of 100% increase...............      (142)        (276)      n.a.
  Impact on fair value of 200% increase...............      (206)        (384)      n.a.
  Impact on fair value of 25% increase................      n.a.         n.a.         (4)
  Impact on fair value of 50% increase................      n.a.         n.a.         (7)
Future cash flows discounted at.......................     12.00%       10.70%     14.00%
  Impact on fair value of 10% decrease................      n.a.         n.a.          1
  Impact on fair value of 25% decrease................    $   14       $   40     $    2
  Impact on fair value of 50% decrease................        29           81       n.a.
  Impact on fair value of 25% increase................       (14)         (37)        (2)
  Impact on fair value of 50% increase................       (29)         (74)        (3)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. As of December 31, 2000, static pool losses for all Adjustable Non-Government Sponsored Enterprise assets and Specialty Mortgage Finance assets that were valued using specific credit loss assumptions were not material.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              ------------------
                                                                (IN MILLIONS)
Proceeds from new securitizations...........................       $17,012
Principal and interest received on retained interests.......           360
Servicing fees received (1).................................           276
Loan repurchases (1)........................................           177

---------------
(1) Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained, and whole loan sales.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them: (Excludes securitized assets that an entity continues to service but which it has no other continuing involvement.)

                                                                                      YEAR ENDED
                                                DECEMBER 31, 2000                  DECEMBER 31, 2000
                                  ---------------------------------------------    -----------------
                                  UNPAID PRINCIPAL    PRINCIPAL AMOUNT OF LOANS
                                      BALANCE           ON NONACCRUAL STATUS       NET CREDIT LOSSES
                                  ----------------    -------------------------    -----------------
                                                            (IN MILLIONS)
Mortgage loans..................      $115,058                  $563                      $30
Specialty Mortgage Finance
  loans.........................         6,005                   267                        9
                                      --------                  ----                      ---
          Total loans managed...      $121,063                  $830                      $39
                                      ========                  ====                      ===
Comprised of:
  Loans sold, including
     securitizations............      $  9,432
  Loans held in portfolio.......        79,178
  Loans securitized and
     retained...................        32,453
                                      --------
          Total loans managed...      $121,063
                                      ========

     Changes in the balance of MSR were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
                                                                    (IN MILLIONS)
Balance, beginning of year..................................  $  643     $461     $311
Additions...................................................     516      266      240
Amortization of MSR.........................................    (133)     (88)     (89)
Impairment adjustment.......................................      (9)       4       (1)
                                                              ------     ----     ----
Balance, end of year........................................  $1,017     $643     $461
                                                              ======     ====     ====

     At December 31, 2000, the loan servicing portfolio with capitalized MSR totaled $79.34 billion compared with $55.27 billion at December 31, 1999.

     Changes in the valuation for impairment of MSR were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Balance, beginning of year..................................   $ 4      $ 8      $7
Net change..................................................     9       (4)      1
                                                               ---      ---      --
Balance, end of year........................................   $13      $ 4      $8
                                                               ===      ===      ==

     As of December 31, 2000, the Company serviced 306 Government National Mortgage Association ("GNMA") loan pools with an outstanding security balance of $179 million. The Company did not issue any additional GNMA loan pools during 2000.

     As of December 31, 2000, Long Beach Mortgage did not service any FHA-insured mortgage loans. Long Beach Mortgage also did not originate any FHA-insured mortgage loans during 2000.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 6: OTHER ASSETS

     Other assets consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Premises and equipment......................................  $1,568    $1,559
Investment in bank owned life insurance.....................   1,456       417
Accrued interest receivable.................................   1,157       980
Foreclosed assets...........................................     153       199
Other assets................................................   1,659     1,275
                                                              ------    ------
                                                              $5,993    $4,430
                                                              ======    ======

     Depreciation expense for 2000, 1999 and 1998 was $246 million, $207 million and $146 million.

     The Company leases various branch offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2072. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $197 million, $191 million and $183 million in 2000, 1999 and 1998.

     Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

                                             OPERATING LEASE                CAPITAL LEASE
                                        --------------------------    --------------------------
                                        LAND AND     FURNITURE AND    LAND AND     FURNITURE AND
                                        BUILDINGS      EQUIPMENT      BUILDINGS      EQUIPMENT
                                        ---------    -------------    ---------    -------------
                                                             (IN MILLIONS)
Year ending December 31,
  2001................................   $  159           $23            $ 8            $2
  2002................................      148            21              8            --
  2003................................      133            15              8            --
  2004................................      117             2              8            --
  2005................................       95            --              6            --
Thereafter............................      376            --             48            --
                                         ------           ---            ---            --
                                         $1,028           $61            $86            $2
                                         ======           ===            ===            ==

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 7: DEPOSITS

     Deposits consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Checking accounts:
  Interest bearing..........................................  $ 5,925    $ 6,215
  Noninterest bearing.......................................    8,575      7,275
                                                              -------    -------
                                                               14,500     13,490
Savings accounts............................................    5,436      5,654
MMDAs.......................................................   25,220     24,394
Time deposit accounts:
  Due within one year.......................................   30,678     32,202
  After one but within two years............................    2,633      4,100
  After two but within three years..........................      440        764
  After three but within four years.........................      254        210
  After four but within five years..........................      380        264
  After five years..........................................       33         52
                                                              -------    -------
                                                               34,418     37,592
                                                              -------    -------
                                                              $79,574    $81,130
                                                              =======    =======

     Accrued but unpaid interest on deposits included in other liabilities totaled $79 million and $68 million at December 31, 2000 and 1999.

NOTE 8: FEDERAL FUNDS PURCHASED AND COMMERCIAL PAPER

     Federal funds purchased and commercial paper consisted of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
                                                              (IN MILLIONS)
Federal funds purchased.....................................  $3,156    $525
Commercial paper............................................     959     342
                                                              ------    ----
                                                              $4,115    $867
                                                              ======    ====

     Federal funds purchased had remaining average maturities of 33 days at December 31, 2000. Commercial paper had remaining average maturities of 17 days at December 31, 2000.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to federal funds purchased and commercial paper were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
FEDERAL FUNDS PURCHASED
Weighted average interest rate, end of year..............    6.57%     5.74%     5.25%
Weighted average interest rate during the year...........    6.52      5.11      5.60
Average balance of federal funds purchased...............  $2,856    $2,001    $3,758
Maximum amount outstanding at any month end..............   6,668     2,836     6,070
COMMERCIAL PAPER
Weighted average interest rate, end of year..............    6.95%     6.20%     5.63%
Weighted average interest rate during the year...........    6.51      5.54      5.65
Average balance of commercial paper......................  $  586    $  420    $  364
Maximum amount outstanding at any month end..............     959       651       516

NOTE 9: REPURCHASE AGREEMENTS

     Scheduled maturities of repurchase agreements were as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Due within 30 days..........................................  $ 7,125    $ 4,450
After 30 but within 90 days.................................    5,549     10,543
After 90 but within 180 days................................    5,926      4,539
After 180 days but within one year..........................    1,550      1,656
After one year..............................................    9,606      8,975
                                                              -------    -------
                                                              $29,756    $30,163
                                                              =======    =======

     Financial data pertaining to repurchase agreements were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Weighted average interest rate, end of year...........     6.61%      5.81%      5.38%
Weighted average interest rate during the year........     6.33       5.36       5.67
Average balance of repurchase agreements..............  $28,491    $26,082    $17,695
Maximum amount outstanding at any month end...........   30,726     30,163     18,340

     At December 31, 2000, interest rate floors and caps embedded in repurchase agreements were as follows:

                                                WEIGHTED                                           WEIGHTED
                                                AVERAGE                          INDEX AT           AVERAGE
                          NOTIONAL AMOUNT        STRIKE         INDEX        DECEMBER 31, 2000      LIFE(1)
                       ---------------------    --------    -------------    -----------------    -----------
                       (DOLLARS IN MILLIONS)                                                      (IN MONTHS)
Floors(2)............         $13,200             5.99%     3 month LIBOR          6.40%              49
Caps(3)..............             680             7.62      3 month LIBOR          6.40               43

---------------
(1) Weighted average life is computed from the contractual start date to the maturity date.

(2) Contractual start dates range from December 20, 2000 to July 17, 2003.

(3) Contractual start dates range from May 26, 2000 to January 15, 2001.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 10: ADVANCES FROM FHLBS

     As members of the FHLBs of San Francisco and Seattle, WMBFA, WMB, and WMBfsb maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit, which the FHLBs will extend for purposes other than meeting withdrawals, varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of the borrowing.

     Scheduled maturities of advances from FHLBs were as follows:

                                                       DECEMBER 31,
                                   ----------------------------------------------------
                                             2000                        1999
                                   ------------------------    ------------------------
                                                RANGES OF                   RANGES OF
                                                INTEREST                    INTEREST
                                   AMOUNT         RATES        AMOUNT         RATES
                                   -------    -------------    -------    -------------
                                                  (DOLLARS IN MILLIONS)
Due within one year..............  $42,596    5.74% - 6.72%    $34,107    4.50% - 9.34%
After one but within two years...   12,051    3.50  - 6.73      18,444    5.21  - 6.40
After two but within three
  years..........................    1,627    5.19  - 6.94       2,960    3.50  - 6.55
After three but within four
  years..........................    1,225    6.33  - 8.65         200    5.76  - 6.03
After four but within five
  years..........................      175    5.39  - 7.45       1,225    6.05  - 8.65
After five years.................      181    2.80  - 8.57         158    2.80  - 8.57
                                   -------                     -------
                                   $57,855                     $57,094
                                   =======                     =======

     Financial data pertaining to advances from FHLBs were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Weighted average interest rate, end of year...........     6.57%      5.92%      5.35%
Weighted average interest rate during the year........     6.33       5.37       5.65
Average balance of advances from FHLBs................  $56,979    $47,008    $30,110
Maximum amount outstanding at any month end...........   59,325     57,094     39,749

     At December 31, 2000, interest rate caps embedded in advances from FHLBs were as follows:

                        WEIGHTED                                           WEIGHTED
                        AVERAGE                          INDEX AT           AVERAGE
   NOTIONAL AMOUNT       STRIKE         INDEX        DECEMBER 31, 2000      LIFE(1)
   ---------------      --------    -------------    -----------------    -----------
(DOLLARS IN MILLIONS)                                                     (IN MONTHS)
         $71(2)           7.25%     3 month LIBOR          6.40%              37

---------------
(1) Weighted average life is computed from the contractual start date to the maturity date.

(2) Contractual start date is July 20, 2000.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 11: OTHER BORROWINGS

     Other borrowings consisted of the following:

                                                         DECEMBER 31,
                                      ---------------------------------------------------
                                               2000                       1999
                                      ----------------------    -------------------------
                                                  INTEREST                   INTEREST
                                      AMOUNT      RATE(S)       AMOUNT        RATE(S)
                                      ------    ------------    ------    ---------------
                                                     (DOLLARS IN MILLIONS)
Senior notes:
  Due in 2000.......................  $   --              --%   $  552     6.13% -  7.65%
  Due in 2001.......................     650    5.88 -  7.75       649      5.88  -  7.75
  Due in 2002.......................     764    6.00 -  8.60       763      6.00  -  8.60
  Due in 2003.......................     150            6.50       149               6.50
  Due in 2004.......................     200            5.85       200               5.85
  Due in 2005.......................     598    7.25 -  8.25       149               7.25
  Due in 2006.......................   1,238    7.25 -  7.50     1,236      7.25  -  7.50
Subordinated notes:
  Due in 2000.......................      --              --       325      5.23  -  6.15
  Due in 2001.......................     150            9.88       150               9.88
  Due in 2004.......................     548    6.50 -  7.88       548      6.50  -  7.88
  Due in 2006.......................      99            6.63        99               6.63
  Due in 2010.......................     495            8.25        --                 --
Trust preferred securities(1):
  Due in 2025.......................     100            8.25        99               8.25
  Due in 2026.......................     149            8.36       149               8.36
  Due in 2027.......................     694    8.21 -  8.38       693      8.21  -  8.38
Asset transfers accounted for as
  secured financing due in 2001.....   4,044            6.67        --                 --
Other...............................      51    4.20 - 15.21       442      4.20  - 15.20
                                      ------                    ------
                                      $9,930                    $6,203
                                      ======                    ======

---------------
(1) Inclusive of capitalized issuance costs.

     The Company is the guarantor of four separate issues of trust preferred securities, as discussed below:

     On May 31, 1997, Washington Mutual Capital I ("WMC I"), a wholly-owned subsidiary of Washington Mutual, issued $400 million of 8.375% Subordinated Capital Income Securities. In connection with WMC I's issuance of these securities, Washington Mutual issued to WMC I $412 million principal amount of its 8.375% Junior Subordinated Debentures, due 2027 (the "subordinated debentures"). The sole assets of WMC I are and will be the subordinated debentures.

     On January 27, 1997, Great Western Financial Trust II ("GWFT II"), a wholly-owned subsidiary of Great Western, issued $300 million of 8.206% Trust Originated Preferred Securities. In connection with GWFT II's issuance of these securities, Great Western issued to GWFT II $309 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes due 2027"). The sole assets of GWFT II are and will be the subordinated notes due 2027.

     In December 1996, Ahmanson Trust I (the "capital trust"), a wholly-owned subsidiary of Ahmanson, issued $150 million of 8.36% Company-obligated mandatorily redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of Ahmanson. In

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES connection with the capital trust's issuance of these securities, Ahmanson issued to the capital trust $155 million principal amount of its 8.36% subordinated notes, due December 2026 (the "subordinated notes due 2026"). The sole assets of the capital trust are and will be the subordinated notes due 2026.

     In December 1995, Great Western Financial Trust I ("GWFT I"), a wholly-owned subsidiary of Great Western, issued $100 million of 8.25% Trust Originated Preferred Securities. In connection with GWFT I's issuance of these securities, Great Western issued to GWFT I $103 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes due 2025"). The sole assets of GWFT I are and will be the subordinated notes due 2025.

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

     Financial data pertaining to trust preferred securities were as follows:

                                                                DECEMBER 31, 2000 AND 1999
                                -------------------------------------------------------------------------------------------
                                 AGGREGATE
                                LIQUIDATION    AGGREGATE    AGGREGATE                PER
                                 AMOUNT OF    LIQUIDATION   PRINCIPAL    STATED     ANNUM
                                   TRUST       AMOUNT OF     AMOUNT     MATURITY   INTEREST
                                 PREFERRED      COMMON         OF          OF      RATE OF       EXTENSION      REDEMPTION
        NAME OF TRUST           SECURITIES    SECURITIES      NOTES      NOTES      NOTES         PERIOD          OPTION
        -------------           -----------   -----------   ---------   --------   --------   ---------------  ------------
                                                                   (DOLLARS IN MILLIONS)
Great Western Financial Trust      $100           $ 3         $103        2025      8.250%    20 consecutive   On or after
  I...........................                                                                quarters         December 31,
                                                                                                               2000
Great Western Financial Trust       300             9          309        2027      8.206     Ten consecutive  On or after
  II..........................                                                                semi-annual      February 1,
                                                                                              periods          2007
Washington Mutual Capital I...      400            12          412        2027      8.375     Ten consecutive  On or after
                                                                                              semi-annual      June 1, 2007
                                                                                              periods
Ahmanson Trust I..............      150             5          155        2026      8.360     Ten consecutive  On or after
                                                                                              semi-annual      December 1,
                                                                                              periods          2026
                                   ----           ---         ----
                                   $950           $29         $979                  8.306
                                   ====           ===         ====

     At December 31, 2000 and 1999, the Company had unused lines of credit totaling $243 million and $793 million with the Federal Reserve Bank discount window.

     At December 31, 2000, the Company had two revolving credit facilities with The Chase Manhattan Bank as administrative agent: a $1.20 billion 364-day facility and a $600 million four-year facility, which provide back-up for the Company's commercial paper programs. At December 31, 2000, the Company had $841 million available under these facilities, which represents the total amount of the two revolving credit facilities, net of the amount of commercial paper outstanding at year-end.

     As of December 31, 2000, the Company had entered into eight letters of credit with the FHLBs of San Francisco and Seattle, for a total of $248 million. These letters of credit provide credit enhancement on housing revenue bonds and certain of the Company's private issue MBS.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 12: INCOME TAXES

     Income taxes (benefits) from continuing operations consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Current:
  Federal................................................  $  524    $  443    $  866
  State and local........................................      99        34       183
  Payments in lieu.......................................      34        34        35
                                                           ------    ------    ------
                                                              657       511     1,084
Deferred:
  Federal................................................     435       397      (325)
  State and local........................................      42       156       (43)
  Payments in lieu.......................................     (49)        3       166
                                                           ------    ------    ------
                                                              428       556      (202)
                                                           ------    ------    ------
                                                           $1,085    $1,067    $  882
                                                           ======    ======    ======

     Provisions of the Small Business Job Protection Act of 1996 (the "Job Protection Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987 be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

     The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.01 billion at December 31, 2000. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

     During 1998, the Company completed a settlement with the Internal Revenue Service (the "Service") for Great Western for 1987 and 1986, and Washington Mutual for 1993 and 1992. During 1999, the Service completed its examination of Great Western for 1988 through 1992. The case has been referred to the Appeals Branch for review.

     The Service is currently examining Ahmanson for 1994 through September 1998, Washington Mutual for 1994 through 1997, and Great Western for 1993 through 1997. The Service has completed its examination of Ahmanson for 1990 through 1993. All issues have been resolved except for one, which is under review by the Appeals Branch. The Service's National Office has issued an adverse ruling on this issue. Accordingly, the Company has not recorded any benefit with respect to this issue.

     As of December 31, 2000, the Company's accrual for income taxes payable is sufficient to cover any expected liabilities arising from these examinations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $   452    $   504
  Provision for loan and lease losses and foreclosed
     assets.................................................      367        371
  Unrealized losses on securities...........................       31        437
  Merger costs..............................................      164        172
  Compensation differences..................................       65         68
  State and local taxes.....................................       30         70
  Other.....................................................       80         56
                                                              -------    -------
                                                                1,189      1,678
Payments in lieu............................................     (185)      (139)
Valuation allowance.........................................     (164)      (239)
                                                              -------    -------
Deferred tax asset, net of payments in lieu and valuation
  allowance.................................................      840      1,300
Deferred tax liabilities:
  Loan fees.................................................     (479)      (460)
  Stock dividends from FHLBs................................     (500)      (436)
  Basis difference on premises and equipment................     (147)      (147)
  Gain on loan sales........................................     (320)       (81)
  Other.....................................................     (218)      (157)
                                                              -------    -------
                                                               (1,664)    (1,281)
                                                              -------    -------
Net deferred tax (liability) asset..........................  $  (824)   $    19
                                                              =======    =======

     The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $164 million at December 31, 2000 and $239 million at December 31, 1999 relate primarily to net operating losses that are limited by Internal Revenue Code Section 382 as a result of the acquisition of Keystone Holdings, Inc. (the "Keystone Transaction").

     As a result of the Keystone Transaction, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FRF"), which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the FRF. These amounts are considered payments in lieu. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "FSLIC taxable income," which is then offset by utilizable net operating losses to compute the benefit due to the FRF.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

                                                              DECEMBER 31, 2000
                                                              ------------------
                                                              FEDERAL     STATE
                                                              --------    ------
                                                                (IN MILLIONS)
Expiring in:
  2001......................................................   $   --      $402
  2002......................................................       --       536
  2004......................................................      316        --
  2005......................................................      668        --
  2008......................................................       16        --
                                                               ------      ----
                                                               $1,000      $938
                                                               ======      ====

     Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     2000                  1999                  1998
                                              -------------------   -------------------   -------------------
                                                          AS A                  AS A                  AS A
                                                       PERCENTAGE            PERCENTAGE            PERCENTAGE
                                                       OF PRETAX             OF PRETAX             OF PRETAX
                                              AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                                              ------   ----------   ------   ----------   ------   ----------
                                                                   (DOLLARS IN MILLIONS)
Income taxes computed at statutory rates....  $1,044     35.00%     $1,009     35.00%      $829       35.00%
Tax effect of:
  State income tax, net of federal tax
    benefit.................................      93      3.12         122      4.24         95        4.03
  Payments in lieu..........................      46      1.54          34      1.18        202        8.51
  Valuation allowance change from prior
    year....................................     (75)    (2.51)        (45)    (1.57)      (258)     (10.90)
  Other.....................................     (23)    (0.78)        (53)    (1.85)        14        0.61
                                              ------                ------                 ----
         Income taxes included in the
           Consolidated Statements of
           Income...........................  $1,085     36.37      $1,067     37.00       $882       37.25
                                              ======                ======                 ====

NOTE 13: CONTINGENCIES

     The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

     As part of the administration and oversight of the Assistance Agreement and other agreements among American Savings Bank, F.A. ("ASB"), certain of its affiliates and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

     In order to meet the needs of its customers, Washington Mutual issues direct-pay, standby and other letters of credit. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Washington Mutual holds collateral to support letters of credit when deemed necessary. At December 31, 2000, outstanding letters of credit issued by Washington Mutual totaled $327 million.

     The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit financially from it.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 14: STOCKHOLDERS' EQUITY

  Common Stock

     Changes in common stock issued and outstanding were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
                                                        (NUMBER OF SHARES IN THOUSANDS)
Shares issued and outstanding, beginning of year......  571,589     593,409     589,790
Common stock issued through employee stock plans......    3,097       3,386       4,158
Common stock issued for acquisitions..................       --       6,338          --
Common stock repurchased and retired..................  (34,830)    (31,544)       (539)
                                                        -------     -------     -------
Shares issued and outstanding, end of year............  539,856     571,589     593,409
                                                        =======     =======     =======

     Cash dividends paid per share were as follows(1):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Fourth quarter...........................................  $0.300    $0.260    $0.220
Third quarter............................................   0.290     0.250     0.207
Second quarter...........................................   0.280     0.240     0.200
First quarter............................................   0.270     0.230     0.193

---------------
(1) These dividends have not been restated to reflect pooling combinations.

     Prior to their business combination with Washington Mutual, acquired companies paid total common cash dividends of $70 million in 1998. No common cash dividends were paid by acquired companies in 1999 or 2000.

     In addition to being influenced by legal, regulatory and economic restrictions, WMI's ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to WMI. These subsidiaries are subject to legal, regulatory and debt covenant restrictions on their ability to pay dividends.

     In October 2000, the 1994 Shareholder Rights Plan expired in accordance with its terms. On December 19, 2000, the Company's Board of Directors adopted a new Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on January 4, 2001. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The plan was not adopted in response to any specific effort to acquire control of the Company.

  Preferred Stock

     There was no preferred stock (10,000,000 shares authorized) issued or outstanding at December 31, 2000 and 1999. The preferred stock previously outstanding was redeemed in 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 15: EARNINGS PER SHARE

     Information used to calculate EPS was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    2000             1999             1998
                                               --------------   --------------   --------------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income
Net income...................................   $      1,899     $      1,817     $      1,487
Accumulated dividends on preferred stock.....             --               --              (16)
                                                ------------     ------------     ------------
Net income attributable to common stock......          1,899            1,817            1,471
Accumulated dividends on convertible
  preferred stock............................             --               --                9
                                                ------------     ------------     ------------
Diluted net income attributable to common
  stock......................................   $      1,899     $      1,817     $      1,480
                                                ============     ============     ============
Weighted average shares
Basic weighted average number of common
  shares outstanding.........................    534,174,655      572,652,277      564,420,541
Dilutive effect of potential common shares...      2,288,408        1,900,754       14,141,764
                                                ------------     ------------     ------------
Diluted weighted average number of common
  shares outstanding.........................    536,463,063      574,553,031      578,562,305
                                                ============     ============     ============
Net income per common share
Basic........................................   $       3.55     $       3.17     $       2.61
Diluted......................................           3.54             3.16             2.56

     Options to purchase an average of 7,182,297 shares of common stock at an average exercise price of $36.21 per share were outstanding during the year, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock during the year.

     Additionally, as part of the business combination with Keystone Holdings, Inc. (the parent of ASB) 12 million shares of common stock, with an assigned value of $27.74 per share, were issued to an escrow for the benefit of the general and limited partners of Keystone Holdings, Inc. and the FRF and their transferees. The conditions upon which these shares are contingently issuable are based on the outcome of certain litigation and not based on earnings or market price. At December 31, 2000, the contingencies were not met, and therefore, the contingently issuable shares were not included in the above computations.

     On February 9, 2001, Washington Mutual, Inc. issued approximately 42,600,000 shares of common stock for the acquisition of Bank United Corp.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 16: COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

                                                     BEFORE TAX                    NET OF
                                                       AMOUNT      TAX EFFECT       TAX
                                                     ----------    ----------    ----------
                                                                 (IN MILLIONS)
1998
Unrealized gain on securities:
  Net unrealized gains on securities available for
     sale arising during the year..................   $    85        $  32         $  53
  Reclassification of net gains on securities
     available for sale included in net income.....       (18)          (7)          (11)
  Amortization of market adjustment for MBS
     transferred in 1997 from available-for-sale to
     held-to-maturity..............................       (27)         (10)          (17)
                                                      -------        -----         -----
Net unrealized gains...............................        40           15            25
                                                      -------        -----         -----
Minimum pension liability adjustment...............       (22)          (9)          (13)
                                                      -------        -----         -----
Other comprehensive income.........................   $    18        $   6         $  12
                                                      =======        =====         =====
1999
Unrealized loss on securities:
  Net unrealized losses on securities available for
     sale arising during the year..................   $(1,243)       $(493)        $(750)
  Reclassification of net losses on securities
     available for sale included in net income.....         9            3             6
  Amortization of market adjustment for MBS
     transferred in 1997 from available-for-sale to
     held-to-maturity..............................       (17)          (7)          (10)
                                                      -------        -----         -----
Net unrealized losses..............................    (1,251)        (497)         (754)
                                                      -------        -----         -----
Minimum pension liability adjustment...............        10            4             6
                                                      -------        -----         -----
Other comprehensive loss...........................   $(1,241)       $(493)        $(748)
                                                      =======        =====         =====
2000
Unrealized gain on securities:
  Net unrealized gains on securities available for
     sale arising during the year..................   $ 1,004        $ 384         $ 620
  Reclassification of net losses on securities
     available for sale included in net income.....         2            1             1
  Amortization of market adjustment for MBS
     transferred in 1997 from available-for-sale to
     held-to-maturity..............................        (8)          (3)           (5)
                                                      -------        -----         -----
Net unrealized gains...............................       998          382           616
                                                      -------        -----         -----
Minimum pension liability adjustment...............         6            2             4
                                                      -------        -----         -----
Other comprehensive income.........................   $ 1,004        $ 384         $ 620
                                                      =======        =====         =====

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 17: REGULATORY CAPITAL REQUIREMENTS

     WMI is not subject to regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various regulatory capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage capital ratio is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.

     Under these same regulations, an institution is treated as adequately capitalized if its ratio of total capital to risk-weighted assets is 8.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 4.00% or more, its leverage capital ratio is 4.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company's depository institutions to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institutions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for the regulatory minimum requirement and the minimum amounts and ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

                                                              DECEMBER 31, 2000
                                          ---------------------------------------------------------
                                                                                   MINIMUM TO BE
                                                                                CATEGORIZED AS WELL
                                                               REGULATORY        CAPITALIZED UNDER
                                                                 MINIMUM         PROMPT CORRECTIVE
                                              ACTUAL           REQUIREMENT       ACTION PROVISIONS
                                          ---------------    ---------------    -------------------
                                          AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT      RATIO
                                          ------    -----    ------    -----    --------    -------
                                                            (DOLLARS IN MILLIONS)
WMBFA
Total capital to risk-weighted assets...  $9,763    11.36%   $6,873    8.00%     $8,591      10.00%
Tier 1 capital to risk-weighted
  assets................................   8,942    10.40     3,436    4.00       5,155       6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   8,942     5.81     6,158    4.00(1)    7,698       5.00
Tangible capital to tangible assets.....   8,941     5.81     2,309    1.50        n.a.       n.a.
WMB
Total capital to risk-weighted assets...   2,241    11.24     1,595    8.00       1,994      10.00
Tier 1 capital to risk-weighted
  assets................................   2,023    10.15       798    4.00       1,196       6.00
Tier 1 capital to average assets
  (leverage)............................   2,023     5.83     1,388    4.00(1)    1,735       5.00
WMBfsb
Total capital to risk-weighted assets...      83    12.10        55    8.00          69      10.00
Tier 1 capital to risk-weighted
  assets................................      76    11.14        27    4.00          41       6.00
Tier 1 capital to adjusted total assets
  (leverage)............................      76     6.97        44    4.00(1)       55       5.00
Tangible capital to tangible assets.....      76     6.97        16    1.50        n.a.       n.a.

---------------
(1) The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                              DECEMBER 31, 1999
                                          ---------------------------------------------------------
                                                                                   MINIMUM TO BE
                                                                                CATEGORIZED AS WELL
                                                               REGULATORY        CAPITALIZED UNDER
                                                                 MINIMUM         PROMPT CORRECTIVE
                                              ACTUAL           REQUIREMENT       ACTION PROVISIONS
                                          ---------------    ---------------    -------------------
                                          AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT      RATIO
                                          ------    -----    ------    -----    --------    -------
                                                            (DOLLARS IN MILLIONS)
WMBFA
Total capital to risk-weighted assets...  $9,065    11.15%   $6,503    8.00%     $8,129      10.00%
Tier 1 capital to risk-weighted
  assets................................   8,091     9.95     3,252    4.00       4,877       6.00
Tier 1 capital to adjusted total assets
  (leverage)............................   8,091     5.53     5,856    4.00(1)    7,320       5.00
Tangible capital to tangible assets.....   8,089     5.53     2,196    1.50        n.a.       n.a.
WMB
Total capital to risk-weighted assets...   2,103    10.90     1,543    8.00       1,929      10.00
Tier 1 capital to risk-weighted
  assets................................   1,963    10.18       772    4.00       1,157       6.00
Tier 1 capital to average assets
  (leverage)............................   1,963     5.67     1,385    4.00(1)    1,732       5.00
WMBfsb
Total capital to risk-weighted assets...      77    15.21        40    8.00          51      10.00
Tier 1 capital to risk-weighted
  assets................................      70    13.94        20    4.00          30       6.00
Tier 1 capital to adjusted total assets
  (leverage)............................      70     8.58        33    4.00(1)       41       5.00
Tangible capital to tangible assets.....      70     8.58        12    1.50        n.a.       n.a.

---------------
(1) The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

     Management believes that WMBFA, WMB and WMBfsb individually met all capital adequacy requirements, as of December 31, 2000, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage capital ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well capitalized status of WMBFA, WMB and WMBfsb.

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

NOTE 18: STOCK OPTION PLANS, EMPLOYEE STOCK PURCHASE PLAN, AND RESTRICTED STOCK PLANS

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

     Under the 1994 Plan, on the date of the grant, the exercise price of the option must at least equal the market value per share of WMI's common stock. The 1994 Plan provides for the granting of options for a maximum of 30 million common shares. During 2000, the Board of Directors approved an increase in the maximum number of common shares available for grant from 18 million to 30 million.

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

     On December 15, 1998, the Company's Board of Directors approved the adoption of a broad-based stock option plan ("WAMU Shares II") to provide a performance incentive and encourage stock ownership by employees of the Company. This plan provides for an award of nonqualified stock options to all eligible employees who were employed by the Company on January 4, 1999. Full-time employees received an option to purchase 100 shares of WMI common stock, while part-time employees received an option to purchase 50 shares. Employees who were designated to receive options under the 1994 Plan were excluded. These employee stock options were in addition to the Company's previous broad-based stock option plan described above. Options under the WAMU Shares II plan were granted at the fair market value of WMI's common stock on December 14, 1998, and all options vested on January 4, 2001. The WAMU Shares II plan provides for the granting of options up to a maximum of 3,300,000 common shares.

     Stock options under all stock plans were generally exercisable on a phased-in schedule over two to five years, depending upon the terms of the grant, and expire three to ten years from the grant date. Options to purchase 10,045,033 and 9,128,792 shares of common stock were fully exercisable at December 31, 2000 and 1999.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Stock options granted, exercised, or forfeited were as follows:

                                                                       WEIGHTED         WEIGHTED AVERAGE
                                                                        AVERAGE          FAIR VALUE PER
                                                    NUMBER OF      EXERCISE PRICE OF    SHARE OF OPTIONS
                                                  OPTION SHARES      OPTION SHARES      AT DATE OF GRANT
                                                  -------------    -----------------    ----------------
Balance, December 31, 1997......................   13,491,363            25.46
Granted in 1998.................................    3,486,639            32.94                7.83
Exercised in 1998...............................   (3,359,459)           13.93
Forfeited in 1998...............................     (339,316)           34.52
                                                   ----------
Balance, December 31, 1998......................   13,279,227            30.11
Granted in 1999.................................    6,306,833            28.68                9.51
Exercised in 1999...............................   (2,032,693)           14.58
Forfeited in 1999...............................   (2,131,452)           37.12
Grants in connection with acquisitions..........    1,592,783            13.42
                                                   ----------
Balance, December 31, 1999......................   17,014,698            28.94
Granted in 2000.................................    5,374,185            48.30               15.27
Exercised in 2000...............................   (1,710,503)           31.64
Forfeited in 2000...............................     (725,275)           32.91
                                                   ----------
Balance, December 31, 2000......................   19,953,105            34.95
                                                   ==========

     Financial data pertaining to outstanding stock options were as follows:

                                            DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------
                                   AVERAGE         AVERAGE            NUMBER OF          EXERCISE PRICE
   RANGES OF        NUMBER OF     REMAINING   EXERCISE PRICE OF      EXERCISABLE         OF EXERCISABLE
EXERCISE PRICES   OPTION SHARES     YEARS       OPTION SHARES       OPTION SHARES        OPTION SHARES
---------------   -------------   ---------   -----------------   ------------------   ------------------
$ 5.63 - $10.97       455,493         2.7          $ 9.80                455,493             $ 9.80
 11.52 -  20.66     1,567,956         4.5           15.57              1,567,956              15.57
 21.00 -  30.49     5,143,503         8.2           25.52              2,613,126              25.60
 31.44 -  35.58     4,507,681         6.3           33.07              2,157,111              33.29
 36.07 -  40.56     1,690,624         3.1           39.29              1,659,752              39.30
 41.13 -  44.92     1,584,424         7.0           44.85              1,564,234              44.89
 45.54 -  50.13     5,003,424        10.0           50.11                 27,361              47.90
                   ----------                                         ----------
                   19,953,105                       34.95             10,045,033              30.30
                   ==========                                         ==========

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

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
                                                     (DOLLARS IN MILLIONS,
                                                   EXCEPT PER SHARE AMOUNTS)
Net income attributable to common stock
Basic:
  As reported....................................  $1,899    $1,817    $1,471
  Pro forma......................................   1,880     1,803     1,446
Diluted:
  As reported....................................   1,899     1,817     1,480
  Pro forma......................................   1,880     1,803     1,455
Net income per common share
Basic:
  As reported....................................  $ 3.55    $ 3.17    $ 2.61
  Pro forma......................................    3.52      3.15      2.56
Diluted:
  As reported....................................    3.54      3.16      2.56
  Pro forma......................................    3.50      3.14      2.52

     The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                 2000              1999          1998
                                            --------------    --------------    -------
Annual dividend yield.....................   2.37% -  2.57%    2.24% -  2.45%      2.68%
Expected volatility.......................  30.46  - 34.26    27.51  - 31.61      27.71
Risk free interest rate...................   5.11  -  6.71     4.54  -  6.29       5.44
Granted options expected life.............  5 - 7.25 years       4 - 5 years    5 years

     The Company maintains a restricted stock plan for the benefit of directors, key officers, loan officers and investment representatives. Under the plan, the Company granted 684,490, 474,893 and 203,904 shares of restricted stock in 2000, 1999 and 1998. Upon grant, shares are issued to a trustee and are released to recipients when the restrictions lapse. The restrictions are based upon either a continuous service or performance requirement. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares as of December 31, 2000 was $23 million.

     The total compensation expense recognized for the restricted shares was $21 million, $9 million and $9 million in 2000, 1999 and 1998. Restricted shares accrue dividends. All canceled or forfeited shares become available for future grants.

NOTE 19: EMPLOYEE BENEFITS PROGRAMS

  Pension Plan

     Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. The Pension Plan's assets consist primarily of mutual funds and equity securities.

     Changes in the projected benefit obligation were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Benefit obligation, beginning of year.......................  $604     $681
Actuarial (gain) loss.......................................    67      (61)
Interest cost...............................................    51       45
Service cost................................................    26       31
Benefits paid...............................................   (53)     (64)
Amendments..................................................    16      (28)
                                                              ----     ----
Benefit obligation, end of year.............................  $711     $604
                                                              ====     ====

     Changes in Pension Plan assets were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Fair value of assets, beginning of year.....................  $786     $756
Actual return on assets.....................................   (14)      94
Benefits paid...............................................   (53)     (64)
                                                              ----     ----
Fair value of assets, end of year...........................  $719     $786
                                                              ====     ====

     Reconciliations of funded status were as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Funded status...............................................   $ 8     $182
Unrecognized net (gain) loss................................    82      (59)
Unamortized prior service cost..............................    (4)     (24)
Remaining unamortized, unrecognized net asset...............    (2)      (2)
                                                               ---     ----
Prepaid benefit cost........................................   $84     $ 97
                                                               ===     ====

     Net periodic expense for the Pension Plan was as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Interest cost...............................................  $51     $45     $42
Service cost................................................   26      31      33
Expected return on assets...................................  (61)    (62)    (62)
Amortization of prior service credit........................   (4)     (5)     (5)
Recognized net actuarial loss...............................   --       1      --
Curtailment gain............................................   --      (3)     --
                                                              ---     ---     ---
Net periodic expense........................................  $12     $ 7     $ 8
                                                              ===     ===     ===

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Weighted average assumptions used in accounting for the Pension Plan were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Assumed discount rate.......................................  7.75%    7.75%    6.75%
Assumed rate of compensation increase.......................  6.00     5.15     4.83
Expected return on assets...................................  8.00     8.56     9.00

  Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

     The Company, as successor to previously acquired companies has assumed responsibility for nonqualified, noncontributory unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers, and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans are generally based on years of service. Benefits under the outside directors' retirement plans generally are payable for a period equal to the participants' service on the Board of Directors, with a lifetime benefit payable to participants with 15 or more years of service.

     The Company, as successor to previously acquired companies maintains unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible retired employees and dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services.

     Changes in the benefit obligation were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                      2000                               1999
                                         -------------------------------    -------------------------------
                                         NONQUALIFIED         OTHER         NONQUALIFIED         OTHER
                                            DEFINED       POSTRETIREMENT       DEFINED       POSTRETIREMENT
                                         BENEFIT PLANS       BENEFITS       BENEFIT PLANS       BENEFITS
                                         -------------    --------------    -------------    --------------
                                                                   (IN MILLIONS)
Benefit obligation, beginning of
  year.................................       $99              $30              $104              $39
Interest cost..........................         7                2                 7                2
Actuarial (gain) loss..................         1               (1)               (2)              (9)
Service cost...........................        --                1                --                1
Benefits paid..........................        (9)              (3)              (10)              (2)
Curtailment gain.......................        --               --                --               (1)
                                              ---              ---              ----              ---
Benefit obligation, end of year........       $98              $29              $ 99              $30
                                              ===              ===              ====              ===

     For measurement of the net periodic cost of other postretirement benefit plans, a 5.75% annual increase in the medical card trend rate was assumed for 2000 and thereafter. The assumed discount rate was 7.75% for 2000 and 1999, and 6.75% for 1998.

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

     Company contributions to savings plans were $41 million, $39 million and $36 million in 2000, 1999 and 1998.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Other Account Balance Plans. The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

NOTE 20: INTEREST RATE RISK MANAGEMENT

     From time to time, the following strategies may be used by the Company to reduce its exposure to interest rate risk: the origination and purchase of ARMs and the purchase of adjustable-rate MBS; the sale of fixed-rate SFR loan production or fixed-rate MBS; and the use of derivative instruments, such as interest rate exchange agreements, interest rate cap agreements, forward sales contracts, interest rate floors, and purchased puts.

     The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to fixed-rate loans and loan commitments which the Company intends to sell in the secondary market. Forward sales contracts are used to sell fixed-rate loans at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of gain on sale of loans. As of December 31, 2000 and 1999, the Company had $2.36 billion and $635 million in forward sales contracts to hedge loan commitments, which were expected to close, and SFR loans, which were held for sale.

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

     The Company's use of derivative instruments reduces the effect that changing interest rates may have on net interest income. The Company uses such instruments to reduce the volatility of net interest income over an interest rate cycle. The Company does not invest in leveraged derivative instruments. During 2000, the Company did terminate interest rate exchange agreements and interest rate cap agreements. However, during 1999, the Company did not terminate any such agreements.

     Scheduled maturities of interest rate exchange agreements were as follows:

                                                                  DECEMBER 31, 2000
                                                 ---------------------------------------------------
                                                 NOTIONAL    RECEIVE      PAY      CARRYING    FAIR
                                                  AMOUNT     RATE(1)    RATE(1)     VALUE      VALUE
                                                 --------    -------    -------    --------    -----
                                                                (DOLLARS IN MILLIONS)
Designated against deposits and borrowings:
  Due within one year..........................  $ 8,644      6.67%      6.29%        $--      $(10)
  After one but within two years...............    2,524      6.75       6.59          --       (24)
  After two but within three years.............      478      6.36       6.02          --        (2)
  After three years............................    2,252      7.18       6.65          --       130
                                                 -------                              ---      ----
                                                 $13,898      6.76       6.39         $--      $ 94
                                                 =======                              ===      ====

---------------
(1) As of December 31, 2000, the notional amount of interest rate exchange agreements in which the Company paid a fixed rate was $11.01 billion. The Company paid a variable rate for the remaining interest rate exchange agreements. The terms of each agreement had specific LIBOR or COFI reset and index requirements that resulted in different rates for each agreement. The rate represented the weighted average rate as of the last reset date for each agreement.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                                                                        DECEMBER 31, 1999
                                                         -----------------------------------------------
                                                         NOTIONAL   RECEIVE     PAY     CARRYING   FAIR
                                                          AMOUNT    RATE(1)   RATE(1)    VALUE     VALUE
                                                         --------   -------   -------   --------   -----
                                                                      (DOLLARS IN MILLIONS)
Designated against deposits and borrowings:
  Due within one year..................................  $ 5,376     6.15%       5.40%    $--       $33
  After one but within two years.......................    2,756     6.01        5.37      --        31
  After two but within three years.....................      769     6.11        6.21      --         9
  After three years....................................    1,502     6.59        6.17      --         5
                                                         -------                          ---       ---
                                                         $10,403     6.17        5.56     $--       $78
                                                         =======                          ===       ===

---------------
(1) As of December 31, 1999, the Company paid a fixed rate on all of its interest rate exchange agreements. The terms of each agreement had specific LIBOR or COFI reset and index requirements that resulted in different rates for each agreement. The rate represented the weighted average rate as of the last reset date for each agreement.

     Scheduled maturities of interest rate cap agreements were as follows:

                                                                        DECEMBER 31, 2000
                                                        -------------------------------------------------
                                                                            SHORT-TERM
                                                        NOTIONAL   STRIKE    RECEIPT     CARRYING   FAIR
                                                         AMOUNT     RATE     RATE(1)      VALUE     VALUE
                                                        --------   ------   ----------   --------   -----
                                                                      (DOLLARS IN MILLIONS)
Designated against deposits and borrowings:
  Due within one year(2)..............................   $7,502     6.01%      6.73%       $ 6       $16
  After one but within two years(3)...................      380     7.47       6.46          2        --
  After two but within three years(4).................      214     7.86       6.26          1        --
  After three years(5)................................      190     8.14       5.59          2        --
                                                         ------                            ---       ---
                                                         $8,286     6.17       6.68        $11       $16
                                                         ======                            ===       ===

---------------
(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.
(2) Included corridors of $349 million notional amount with a weighted average ceiling of 6.88%.
(3) Included corridors of $80 million notional amount with a weighted average ceiling of 9.50%.
(4) Included corridors of $90 million notional amount with a weighted average ceiling of 9.50%.
(5) Included corridors of $191 million notional amount with a weighted average ceiling of 9.48%.

                                                                        DECEMBER 31, 1999
                                                        -------------------------------------------------
                                                                            SHORT-TERM
                                                        NOTIONAL   STRIKE    RECEIPT     CARRYING   FAIR
                                                         AMOUNT     RATE     RATE(1)      VALUE     VALUE
                                                        --------   ------   ----------   --------   -----
                                                                      (DOLLARS IN MILLIONS)
Designated against deposits and borrowings:
  Due within one year(2)..............................  $ 2,640     5.88%      6.08%       $ 1       $ 6
  After one but within two years(3)...................    7,704     6.01       6.14         33        48
  After two but within three years(4).................      380     7.47       5.81          2         2
  After three years(5)................................      405     7.99       5.13          4         1
                                                        -------                            ---       ---
                                                        $11,129     6.10       6.08        $40       $57
                                                        =======                            ===       ===

---------------
(1) The terms of each agreement had specific LIBOR or COFI reset and index requirements, which resulted in different short-term receipt rates for each agreement. The receipt rate represented the weighted average rate as of the last reset date for each agreement.
(2) Included collars of $1.88 billion notional amount with a weighted average floor of 5.01% and corridors of $612 million notional amount with a weighted average ceiling of 6.52%.
(3) Included corridors of $349 million notional amount with a weighted average ceiling of 6.88%.
(4) Included corridors of $80 million notional amount with a weighted average ceiling of 9.50%.
(5) Included corridors of $281 million notional amount with a weighted average ceiling of 9.49%.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial data pertaining to interest rate exchange agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
                                                                 (DOLLARS IN MILLIONS)
Weighted average net effective (benefit) cost, end of
  year......................................................    (0.37)%    (0.61)%    0.54%
Weighted average net effective (benefit) cost during the
  year......................................................    (0.33)      0.15      0.37
Monthly average notional amount of interest rate exchange
  agreements................................................  $14,340    $ 7,801    $3,042
Maximum notional amount of interest rate exchange agreements
  at any month end..........................................   15,634     10,403     3,824
Net cost included in interest income on available-for-sale
  securities................................................       --          2         2
Net cost included in interest expense on deposits...........        1          4         3
Net (benefit) cost included in interest expense on
  borrowings................................................      (48)         6         6

     Financial data pertaining to interest rate cap agreements were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
                                                                     (IN MILLIONS)
Monthly average notional amount of interest rate cap
  agreements................................................  $ 9,520    $ 7,657    $3,260
Maximum notional amount of interest rate cap agreements at
  any month end.............................................   11,129     11,411     3,875
Net cost included in interest income on available-for-sale
  securities................................................       --         --         1
Net cost included in interest expense on deposits...........        2          3         5
Net cost included in interest expense on borrowings.........       27         14         1

     Changes in interest rate exchange agreements and interest rate cap agreements were as follows:

                                                               YEAR ENDED DECEMBER 31, 2000
                                                              ------------------------------
                                                              INTEREST RATE    INTEREST RATE
                                                                EXCHANGE            CAP
                                                               AGREEMENTS       AGREEMENTS
                                                              -------------    -------------
                                                                      (IN MILLIONS)
Notional balance, beginning of year.........................     $10,403          $11,129
Additions...................................................       9,771               --
Maturities..................................................      (5,476)          (2,643)
Terminations................................................        (800)            (200)
                                                                 -------          -------
Notional balance, end of year...............................     $13,898          $ 8,286
                                                                 =======          =======

NOTE 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include premises and equipment, net tax assets, real estate held for investment, foreclosed assets and intangible assets. In addition, the value of the servicing rights for loans sold in which the MSR has not been capitalized was excluded from the valuation. Deposit intangibles were also excluded from the fair value estimates. Finally, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

     Assets and liabilities whose carrying amounts approximate fair value include cash and cash equivalents, available-for-sale securities, investment in FHLBs, checking accounts, savings accounts and MMDAs, and federal funds purchased and commercial paper.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2000 and 1999:

     Cash and cash equivalents -- The carrying amount represented fair value.

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

     Loans held for sale -- Fair values were derived from quoted market prices, internal estimates and pricing of similar instruments.

     Loans held in portfolio -- Loans were priced using an option adjusted cash flow valuation methodology. Fair values were derived from quoted market prices, internal estimates and the pricing of similar instruments.

     MSR -- The fair value of MSR was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. The fair value estimates exclude the value of the servicing rights for loans sold in which the MSR has not been capitalized.

     Investment in FHLBs -- The carrying amount represented fair value. FHLB stock does not have a readily determinable fair value and is required to be sold back at its par value.

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

     Repurchase agreements -- These were valued using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings. The fair value of embedded purchased floors and caps was determined using dealer quotations, when available. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments.

     Advances from FHLBs -- These were valued using an option adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

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

     The estimated fair value of the Company's financial instruments was as follows:

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                          2000                    1999
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
                                                                 (IN MILLIONS)
FINANCIAL ASSETS:
  Held-to-maturity securities...................  $ 16,565    $ 16,486    $ 19,401    $ 19,037
  Loans held for sale...........................     3,404       3,447         794         794
  Loans held in portfolio.......................   118,612     117,689     112,704     112,094
  MSR...........................................     1,017       1,125         643         825
FINANCIAL LIABILITIES:
  Time deposits.................................    34,418      34,539      37,592      37,398
  Repurchase agreements.........................    29,756      29,596      30,163      30,158
  Advances from FHLBs...........................    57,855      57,951      57,094      57,065
  Trust preferred securities....................       943         888         941         898
  Other borrowings..............................     8,987       9,070       5,262       5,244
DERIVATIVE FINANCIAL INSTRUMENTS(1):
  Interest rate exchange agreements:
     Designated against deposits and
       borrowings...............................        --          94          --          78
  Interest rate cap agreements:
     Designated against deposits and
       borrowings...............................        11          16          40          57
OTHER OFF-BALANCE SHEET INSTRUMENTS:
  Forward sales contracts designated against
     loans......................................        --           8          --           8
  Off-balance sheet loan commitments............        --           2          --          (3)

---------------
(1) See Note 20: Interest Rate Risk Management.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 22: FINANCIAL INFORMATION -- WMI

     The following WMI (parent company only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

                              STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
INTEREST INCOME
Notes receivable from subsidiaries..........................  $   34    $   12    $   36
Other interest income.......................................       1        14         2
                                                              ------    ------    ------
  Total interest income.....................................      35        26        38
INTEREST EXPENSE
Notes payable to subsidiaries...............................      49        49        55
Other borrowings............................................     163       106        85
                                                              ------    ------    ------
  Total interest expense....................................     212       155       140
                                                              ------    ------    ------
  Net interest expense......................................    (177)     (129)     (102)
Provision for loan and lease losses.........................       1        --        --
                                                              ------    ------    ------
  Net interest expense after provision......................    (178)     (129)     (102)
NONINTEREST INCOME
Other income................................................       5        10         2
                                                              ------    ------    ------
  Total noninterest income..................................       5        10         2
NONINTEREST EXPENSE
Compensation and benefits...................................      28        16        27
Transaction-related expense.................................      --        12        58
Other expense...............................................      34        19        13
                                                              ------    ------    ------
  Total noninterest expense.................................      62        47        98
                                                              ------    ------    ------
  Net loss before income tax benefit, dividends from
     subsidiaries and equity in undistributed income of
     subsidiaries...........................................    (235)     (166)     (198)
Income tax benefit..........................................     105        65        86
Dividends from subsidiaries.................................     784     1,140       849
Equity in undistributed earnings of subsidiaries............   1,245       778       750
                                                              ------    ------    ------
NET INCOME..................................................  $1,899    $1,817    $1,487
                                                              ======    ======    ======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                       STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $   388    $   284
Available-for-sale securities...............................        6          5
Loans.......................................................        5        333
Accounts and notes receivable from subsidiaries.............      363        132
Investment in subsidiaries..................................   12,479     10,614
Other assets................................................      280        198
                                                              -------    -------
  Total assets..............................................  $13,521    $11,566
                                                              =======    =======
LIABILITIES
Notes payable to subsidiaries...............................  $   567    $   566
Other borrowings............................................    2,400      1,804
Other liabilities...........................................      388        143
                                                              -------    -------
  Total liabilities.........................................    3,355      2,513
STOCKHOLDERS' EQUITY........................................   10,166      9,053
                                                              -------    -------
  Total liabilities and stockholders' equity................  $13,521    $11,566
                                                              =======    =======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $1,899    $1,817    $1,487
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Provision for loan and lease losses....................       1        --        --
     Increase in income taxes receivable....................      65        80        15
     Equity in undistributed earnings of subsidiaries.......  (1,245)     (778)     (742)
     (Increase) decrease in other assets....................    (147)      117       (85)
     (Decrease) increase in other liabilities...............    (134)      466        31
                                                              ------    ------    ------
       Net cash provided by operating activities............     439     1,702       706
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on available-for-sale securities.........      --         4         1
Origination of loans, net of principal payments.............     327      (287)      (32)
(Increase) decrease in notes receivable from subsidiaries...    (232)       82       (45)
Investment in subsidiaries..................................    (404)   (2,052)     (892)
Dividends received from subsidiaries........................     784     1,140       849
                                                              ------    ------    ------
       Net cash provided (used) by investing activities.....     475    (1,113)     (119)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable to subsidiaries.................       1      (108)       (4)
Proceeds from (repayments of) other borrowings..............     596       846      (189)
Issuance of common stock through employee stock plans.......      88        84        81
Issuance of common stock to acquire Long Beach Mortgage.....      --       207        --
Redemption of preferred stock...............................      --        --      (313)
Repurchase of common stock, net.............................    (869)   (1,082)      (24)
Cash dividends paid.........................................    (626)     (570)     (456)
                                                              ------    ------    ------
       Net cash used by financing activities................    (810)     (623)     (905)
                                                              ------    ------    ------
       Increase (decrease) in cash and cash equivalents.....     104       (34)     (318)
       Cash and cash equivalents, beginning of year.........     284       318       636
                                                              ------    ------    ------
       Cash and cash equivalents, end of year...............  $  388    $  284    $  318
                                                              ======    ======    ======

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTE 23: OPERATING SEGMENTS

     Effective January 1, 2001, the Company realigned its business segments. Separately, the Company is in the process of enhancing its segment reporting process methodologies and allocations and will be reporting segment results under these new methodologies and as realigned beginning with the first quarter of 2001.

     For the historical periods presented in these financial statements, the Company managed its business along five major operating segments: Consumer Banking, Mortgage Banking, Commercial Banking, Financial Services, and Consumer Finance. Although the Company did not consider the Treasury group to be an operating segment, it managed investments and interest rate risk. Generally, MBS that the Company purchased were allocated to Treasury.

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

     Consumer banking includes deposit products (with their related fee income) and all consumer loan products originated through its financial centers. These consumer loan products include second equity mortgage loans, lines of credit, manufactured housing loans, automobile, boat and recreational vehicle loans, and education loans. The principal activities conducted by mortgage banking are the origination of SFR and residential construction loans, and all loan servicing activities. Commercial banking offers a full range of commercial banking products and services, including commercial business loans, multi-family residential loans and loans secured by nonresidential real estate. Financial Services offers a wide range of investment products to the Company's customers, including mutual funds, variable and fixed annuities and general securities. Consumer Finance offers direct consumer installment loans and retail sales financing, and manages the Company's portfolio of purchased specialty mortgage finance loans.

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

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

     Financial highlights by line of business were as follows:

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                 ------------------------------------------------------------------------------
                                                 CONSUMER   MORTGAGE   COMMERCIAL   FINANCIAL   CONSUMER   TREASURY/
                                                 BANKING    BANKING     BANKING     SERVICES    FINANCE      OTHER      TOTAL
                                                 --------   --------   ----------   ---------   --------   ---------   --------
                                                                                 (IN MILLIONS)
Condensed income statement
Net interest income after provision for loan
  and lease losses.............................  $ 2,501    $   741     $   362       $ --      $   354     $   168    $  4,126
Noninterest income.............................    1,036        431          34        371          141         (29)      1,984
Noninterest expense............................    1,852        575         128        240          274          57       3,126
Income taxes...................................      606        215          98         49           88          29       1,085
                                                 -------    -------     -------       ----      -------     -------    --------
Net income.....................................  $ 1,079    $   382     $   170       $ 82      $   133     $    53    $  1,899
                                                 =======    =======     =======       ====      =======     =======    ========

                                                                               DECEMBER 31, 2000
                                                 ------------------------------------------------------------------------------
Total assets...................................  $81,973    $54,984     $21,563       $131      $10,250     $25,815    $194,716
                                                 =======    =======     =======       ====      =======     =======    ========

                                                                          YEAR ENDED DECEMBER 31, 1999
                                                 ------------------------------------------------------------------------------
                                                 CONSUMER   MORTGAGE   COMMERCIAL   FINANCIAL   CONSUMER   TREASURY/
                                                 BANKING    BANKING     BANKING     SERVICES    FINANCE      OTHER      TOTAL
                                                 --------   --------   ----------   ---------   --------   ---------   --------
                                                                                 (IN MILLIONS)
Condensed income statement
Net interest income after provision for loan
  and lease losses.............................  $ 2,495    $   796     $   376       $  1       $  255     $   362    $  4,285
Noninterest income.............................      817        259          30        317           56          30       1,509
Transaction-related expense....................       69         19           1          3           --           4          96
Noninterest expense............................    1,788        532         104        200          164          26       2,814
Income taxes...................................      535        185         111         45           58         133       1,067
                                                 -------    -------     -------       ----       ------     -------    --------
Net income.....................................  $   920    $   319     $   190       $ 70       $   89     $   229    $  1,817
                                                 =======    =======     =======       ====       ======     =======    ========

                                                                               DECEMBER 31, 1999
                                                 ------------------------------------------------------------------------------
Total assets...................................  $83,713    $46,373     $20,180       $124       $7,371     $28,753    $186,514
                                                 =======    =======     =======       ====       ======     =======    ========

                                                                          YEAR ENDED DECEMBER 31, 1998
                                                 ------------------------------------------------------------------------------
                                                 CONSUMER   MORTGAGE   COMMERCIAL   FINANCIAL   CONSUMER   TREASURY/
                                                 BANKING    BANKING     BANKING     SERVICES    FINANCE      OTHER      TOTAL
                                                 --------   --------   ----------   ---------   --------   ---------   --------
                                                                                 (IN MILLIONS)
Condensed income statement
Net interest income after provision for loan
  and lease losses.............................  $ 2,557    $   833     $   368       $  2       $  203     $   167    $  4,130
Noninterest income.............................      626        326          24        230           10         291       1,507
Transaction-related expense....................      366        122           6          7           --           7         508
Noninterest expense............................    1,734        534         101        165          127          99       2,760
Income taxes...................................      401        186         106         25           34         130         882
                                                 -------    -------     -------       ----       ------     -------    --------
Net income.....................................  $   682    $   317     $   179       $ 35       $   52     $   222    $  1,487
                                                 =======    =======     =======       ====       ======     =======    ========

                                                                               DECEMBER 31, 1998
                                                 ------------------------------------------------------------------------------
Total assets...................................  $88,369    $36,105     $19,540       $115       $2,764     $18,600    $165,493
                                                 =======    =======     =======       ====       ======     =======    ========

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Results of operations on a quarterly basis were as follows:

                                                                    YEAR ENDED DECEMBER 31, 2000
                                                          ------------------------------------------------
                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                          ---------    ---------    ---------    ---------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Interest income.........................................    $3,304       $3,362       $3,485       $3,632
Interest expense........................................     2,220        2,270        2,451        2,531
                                                            ------       ------       ------       ------
Net interest income.....................................     1,084        1,092        1,034        1,101
Provision for loan and lease losses.....................        41           44           47           53
Noninterest income......................................       423          500          511          550
Noninterest expense.....................................       744          775          785          822
                                                            ------       ------       ------       ------
Income before income taxes..............................       722          773          713          776
Income taxes............................................       264          282          260          279
                                                            ------       ------       ------       ------
Net income..............................................    $  458       $  491       $  453       $  497
                                                            ======       ======       ======       ======
Net income attributable to common stock.................    $  458       $  491       $  453       $  497
                                                            ======       ======       ======       ======
Net income per common share:
  Basic.................................................    $ 0.83       $ 0.92       $ 0.86       $ 0.94
  Diluted...............................................      0.83         0.92         0.86         0.94

                                                                    YEAR ENDED DECEMBER 31, 1999
                                                          ------------------------------------------------
                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                          ---------    ---------    ---------    ---------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Interest income.........................................    $2,854       $2,960       $3,059       $3,189
Interest expense........................................     1,727        1,811        1,939        2,133
                                                            ------       ------       ------       ------
Net interest income.....................................     1,127        1,149        1,120        1,056
Provision for loan and lease losses.....................        41           43           41           42
Noninterest income......................................       352          364          370          423
Noninterest expense.....................................       730          749          700          731
                                                            ------       ------       ------       ------
Income before income taxes..............................       708          721          749          706
Income taxes............................................       264          268          279          256
                                                            ------       ------       ------       ------
Net income..............................................    $  444       $  453       $  470       $  450
                                                            ======       ======       ======       ======
Net income attributable to common stock.................    $  444       $  453       $  470       $  450
                                                            ======       ======       ======       ======
Net income per common share:
  Basic.................................................    $ 0.76       $ 0.78       $ 0.83       $ 0.80
  Diluted...............................................      0.76         0.78         0.83         0.80

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS



                                   DESCRIPTION



EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
   3.1        Restated Articles of Incorporation of the Company, as amended.
              (Incorporated by reference to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999. File No.
              0-25188).


   3.2        Articles of Amendment to the Amended and Restated Articles of
              Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP (filed herewith).

   3.3        Articles of Amendment to the Amended and Restated Articles of
              Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series H (filed herewith).

   3.4 Bylaws of the Company, as amended (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999. File No. 0-25188).

   4.1        Rights Agreement dated December 20, 2000 between Registration and
              Mellon Investor Services, L.L.C. (Incorporated by reference from the Company's Current Report on Form 8-K filed January 8, 2001.
              File No. 0-25188).

   4.2 The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

   10.1       Intentionally omitted.

   10.2* Lease Agreement between Third and University Limited Partnership and Washington Mutual Savings Bank, dated September 1, 1988.

   10.3       Escrow Agreement, dated December 20, 1996, by and among the
              Company, Keystone Holdings Partners, L.P., the Federal Deposit
              Insurance Corporation as manager of the FSLIC Resolution Fund, and The Bank of New York (Incorporated by reference to the Company's
              Current Report on Form 8-K dated January 3, 1997. File No.
              0-25188).

   10.4       364-Day Credit Agreement by and among the Company, Washington
              Mutual Finance Corporation, The Chase Manhattan Bank as
              Administrative Agent and certain lenders (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. File No. 0-25188).

   10.5       Four-Year Credit Agreement by and among the Company, Washington
              Mutual Finance Corporation (formerly known as Aristar, Inc.), The
              Chase Manhattan Bank as Administrative Agent and certain lenders
              (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No.
              0-25188).

Management Contracts and Compensatory Plans and Arrangements (Exhibits
   10.6-10.73)

10.6 Washington Mutual 1994 Stock Option Plan As Amended and Restated as of February 15, 2000 (filed herewith).

10.6.1        First Amendment to the Washington Mutual 1994 Stock Option Plan
              Amended and Restated as of February 15, 2000 (filed herewith).

10.7 Washington Mutual Restricted Stock Plan As Amended and Restated as of January 18, 2000 (filed herewith).

10.7.1        Amendment to the Washington Mutual Restricted Stock Plan As
              Amended and Restated as of January 18, 2000 (filed herewith).

10.7.2        Amendment to the Washington Mutual Restricted Stock Plan As
              Amended and Restated as of January 18, 2000 (filed herewith).

10.8*         Washington Mutual Employees' Stock Purchase Program.

10.8.1        Amendment to the Washington Mutual Employees' Stock Purchase Plan
              (filed herewith).

10.8.2        Amendment to the Washington Mutual Employees' Stock Purchase Plan
              (filed herewith).

10.8.3        Fourth Amendment to the Washington Mutual Employees' Stock
              Purchase Program (filed as an exhibit to the Company's Current
              Report on Form 8-K dated December 22, 1998. File No. 0-25188).

10.8.4        Third Amendment to the Washington Mutual Employees' Stock
              Purchase Program (filed herewith).

10.8.5        Second Amendment to the Washington Mutual Employees' Stock
              Purchase Program (filed herewith).

10.9          Washington Mutual, Inc. Retirement Savings and Investment Plan
              Amended and Restated Effective September 30, 1998 (filed as an exhibit to the Company's Current Report on Form 8-K dated December
              22, 1998. File No. 0-25188).

10.9.1 Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective September 30,
              1998 (filed herewith).

10.9.2        Amendment to the Washington Mutual, Inc. Retirement Savings and
              Investment Plan Amended and Restated Effective September 30,
              1998 (filed herewith).

10.9.3        Amendment to the Washington Mutual, Inc. Retirement Savings and
              Investment Plan Amended and Restated Effective September 30,
              1998 (filed herewith).

10.9.4        Amendment to the Washington Mutual, Inc. Retirement Savings and
              Investment Plan Amended and Restated Effective September 30,
              1998 (filed herewith).

10.10*        Washington Mutual Employee Service Award Plan.

10.11***      Supplemental Employee's Retirement Plan for Salaried Employees of
              Washington Mutual.

10.12***      Washington Mutual Supplemental Executive Retirement Accumulation
              Plan.

10.13         Washington Mutual, Inc. Cash Balance Pension Plan Amended and
              Restated Effective September 30, 1998 (filed herewith).

10.13.1       Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan
              Amended and Restated Effective September 30, 1998 (filed herewith).

10.13.2       Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan
              Amended and Restated Effective September 30, 1998 (filed herewith).

10.13.3       Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan
              Amended and Restated Effective September 30, 1998 (filed herewith).

10.14         Washington Mutual Deferred Compensation Plan for Directors and
              Certain Highly Compensated Employees Amended and Restated
              Effective January 1, 2000 (filed as an exhibit to the Company's
              Registration Statement on Form S-8. File No. 333-87675).

10.15 Washington Mutual Bonus and Incentive Plan for Executive Officers and Senior Management As Amended and Restated Effective January
              1, 1999 (filed herewith).

10.16**       Employment Contract of Kerry K. Killinger.

10.17**       Employment Contract for Executive Officers.

10.18 Form of Employment Contract for Senior Vice Presidents (filed as an exhibit to the Washington Mutual, Inc. Annual Report on Form
              10-K for the year ended December 31, 1998. File No. 0-25188).

10.19         The 1988 Stock Option and Incentive Plan (as amended effective
              July 26, 1994) (filed as an exhibit to the Quarterly Report of Great Western Financial Corporation ("Great Western"), on Form
              10-Q for the quarter ended September 30, 1994. File No.
              001-04075).

10.19.1       Amendment No. 1996-1 to the Great Western Financial Corporation
              1988 Stock Option and Incentive Plan, effective December 10, 1996
              (filed as an exhibit to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075).

10.19.2       Form of Director Stock Option Agreement (filed as an exhibit to
              Great Western's Registration Statement on Form S-8 Registration
              No. 33-21469 pertaining to Great Western's 1988 Stock Option and
              Incentive Plan).

10.19.3       Form of Director Stock Option Agreement effective January 3,
              1994 (filed as an exhibit to Great Western's Annual Report on
              Form 10-K for the year ended December 31, 1993. File No.
              001-04075).

10.20         Great Western Financial Corporation Directors' Deferred
              Compensation Plan (1992 Restatement) (filed as an exhibit to
              Great Western's Annual Report on Form 10-K for the year ended
              December 31, 1991. File No. 001-04075).

10.20.1       Amendment to Great Western Financial Corporation Directors'
              Senior Officers' and basic Deferred Compensation Plans (1992
              Restatement) (filed as an exhibit to Great Western's Annual
              Report on Form 10-K for the year ended December 31, 1994
              File No. 001-04075).

10.20.2       Amendment No. 2 to Directors' Deferred Compensation Plan 1992
              Restatement (filed as an exhibit to Great Western's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1996. File
              No. 001-04075).

10.20.3 Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996 (filed as an exhibit to Great Western's
              Annual Report on Form 10-K for the year ended December 31, 1996.
              File No. 001-04075).

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.21        Great Western Financial Corporation Umbrella Trust for Directors
              (filed as an exhibit to Great Western's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1989. File No. 001-04075).

10.21.1       Amendment No. 1996-1 to Umbrella Trust for Directors, dated
              December 16, 1996 (filed as an exhibit to Great Western's Annual
              Report on Form 10-K for the year ended December 31, 1996. File
              No. 001-04075).

10.21.2       Omnibus Amendment 1995-1 to the Umbrella Trusts replacing the
              Finance Committee of the Board of Directors with the Compensation
              Committee of the Board of Directors as administrator of the plans
              (filed as an exhibit to Great Western's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1995. File No. 001-04075).

10.22         Restated Retirement Plan for Directors (filed as an exhibit to
              Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075).

10.23         Employee Home Loan Program (filed as an exhibit to Great
              Western's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1993. File No. 001-04075).

10.23.1       Amendment No. 1996-1 to Employee Home Loan Program, effective
              December 10, 1996 (filed as an exhibit to Great Western's Annual
              Report on Form 10-K for the year ended December 31, 1996. File No.
              001-04075).

10.24 Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock
              Option and Incentive Plan, as amended December 10, 1996, the Great
              Western Financial Corporation Directors' Deferred Compensation
              Plan (1992 Restatement), as amended December 10, 1996, the
              Umbrella Trust for Directors as amended December 10, 1996, and the
              Employee Home Loan Program (revised and restated as of April 27,
              1993), as amended December 10, 1996 (filed as an exhibit to Great
              Western's Annual Report on Form 10-K for the year ended December
              31, 1996. File No. 001-04075).

10.25 H.F. Ahmanson & Company 1984 Stock Incentive Plan (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1984. File No. 1-08930).

10.25.1       Amendment to H.F. Ahmanson & Company 1984 Stock Incentive Plan
              (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.26         H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended
              (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.27 H.F. Ahmanson & Company 1998 Directors' Stock Incentive Plan, as amended (filed as an exhibit to Ahmanson's Annual Report on Form
              10-K for the year ended December 31, 1989. File No. 1-08930).

10.28         H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock
              Incentive Plan (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No.
              1-08930).

10.29         1989 Contingent Deferred Compensation Plan of H.F. Ahmanson &
              Company (filed as an exhibit to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930).

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.29.1       First Amendment to 1989 Contingent Deferred Compensation Plan of
              H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1995. File
              No. 1-08930).

10.29.2       Second Amendment to 1989 Contingent Deferred Compensation Plan of
              H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1996. File
              No. 1-08930).

10.30         Elective Deferred Compensation Plan of H.F. Ahmanson & Company
              (filed as an exhibit to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930).

10.30.1       First Amendment to Elective Deferred Compensation Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1995. File
              No. 1-08930).

10.30.2       Second Amendment to Elective Deferred Compensation Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1996. File
              No. 1-08930).

10.31 Capital Accumulation Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930).

10.31.1       First Amendment to Capital Accumulation Plan of H.F. Ahmanson &
              Company (filed as an exhibit to Ahmanson's Annual Report on Form
              10-K for the year ended December 31, 1996. File No. 1-08930).

10.32         Supplemental Executive Retirement Plan of H.F. Ahmanson &
              Company, as amended and restated (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December
              31, 1995. File No. 1-08930).

10.32.1       First Amendment to Supplemental Executive Retirement Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1996. File No.
              1-08930).

10.33 Senior Supplemental Executive Retirement Plan of H.F. Ahmanson and Company, as amended and restated (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December
              31, 1995. File No. 1-08930).

10.34 Executive Life Insurance Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.34.1       First Amendment to Executive Life Insurance Plan of H.F. Ahmanson
              & Company (filed as an exhibit to Ahmanson's Annual Report on
              Form 10-K for the year ended December 31, 1995. File No. 1-08930).

10.34.2       Second Amendment to Executive Life Insurance Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1996. File No.
              1-08930).

10.35 Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1995. File
              No. 1-08930).

10.36         H.F. Ahmanson & Company Supplemental Long Term Disability Plan
              (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930).

10.37         Outside Directors' Elective Deferred Compensation Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1991. File No.
              1-08930).

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.37.1       First Amendment to Outside Directors' Elective Deferred
              Compensation Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended
              December 31, 1995. File No. 1-08930).

10.37.2       Second Amendment to Outside Directors' Elective Deferred
              Compensation Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended
              December 31, 1996. File No. 1-08930).

10.38         Outside Directors' Capital Accumulation Plan of H.F. Ahmanson &
              Company (filed as an exhibit to Ahmanson's Annual Report on Form
              10-K for the year ended December 31, 1996. File No. 1-08930).

10.38.1 First Amendment to Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company (filed as an exhibit to Ahmanson's
              Annual Report on Form 10-K for the year ended December 31, 1996.
              File No. 1-08930).

10.39 Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated (filed as an exhibit to Ahmanson's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1991. File No.
              1-08930).

10.39.1       First Amendment to Outside Director Retirement Plan of H.F.
              Ahmanson & Company (filed as an exhibit to Ahmanson's Annual
              Report on Form 10-K for the year ended December 31, 1995. File
              No. 1-08930).

10.40         Amended Form of Indemnity Agreement between H.F. Ahmanson &
              Company and directors and executive officers (filed as an exhibit to Ahmanson's Annual Report on Form 10-K for the year ended
              December 31, 1989. File No. 1-08930).

10.41 Board of Directors Retirement Plan of Coast (filed as an exhibit to the Current Report of Coast Savings Financial Inc. ("Coast") on Form 8-K dated September 1, 1989. File No. 1-10264).

10.42 Form of Post-Retirement Compensation Arrangement of Coast (filed as an exhibit to Coast's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-10264).

10.43         Amended and Restated Executive Supplemental Retirement Plan of
              Coast, dated February 28, 1996 (filed as an exhibit to Coast's
              Annual Report on Form 10-K for the year ended December 31, 1995.
              File No. 1-10264).

10.44         Long Beach Financial Corporation 1997 Stock Incentive Plan.
              (Incorporated by reference to Exhibit 10.6 to the Long Beach
              Financial Corporation's Registration Statement on Form S-1,
              Commission File No. 333-22013)

12.(a)        Computation of Ratios of Earnings to Fixed Charges (filed herewith).

   (b)        Computation of Ratios of Earnings to Fixed Charges and Preferred
              Dividends (filed herewith).

21.           List of Subsidiaries of the Registrant (filed herewith).

23.           Consent of Deloitte & Touche LLP (filed herewith).

--------------------
*    Filed as an exhibit to the Company's Current Report on Form 8-K dated
     November 29, 1994. File No. 0-25188.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. File No. 0-25188).

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

