Form 10-Q
period 2001-03-31
WASHINGTON MUTUAL INC
filed 2001-05-14
CIK 933136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________:

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]





    The number of shares outstanding of the issuer's classes of common stock as of April 30, 2001:

                         Common Stock - 585,085,849 (1)

        (1) Includes the 12,000,000 shares held in escrow. Does not reflect the 3-for-2 stock split that will occur on May 15, 2001.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----

                                     PART I
Item 1.    Financial Statements.............................................................................................    1
               Consolidated Statements of Income -
                 Three Months Ended March 31, 2001 and 2000.................................................................    1
                Consolidated Statements of Financial Condition -
                 March 31, 2001 and December 31, 2000.......................................................................    2
               Consolidated Statements of Stockholders' Equity and Comprehensive Income -
                 Three Months Ended March 31, 2001 and 2000.................................................................    3
               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2001 and 2000.................................................................    4
               Notes to Consolidated Financial Statements...................................................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............................   15
               Summary Financial Data.......................................................................................   15
               General......................................................................................................   15
               Results of Operations........................................................................................   16
               Review of Financial Condition................................................................................   21
               Asset Quality................................................................................................   25
               Operating Segments...........................................................................................   28
               Market Risk Management.......................................................................................   29
               Liquidity....................................................................................................   32
               Capital Adequacy.............................................................................................   32



                                     PART II

Item 6.    Exhibits and Reports on Form 8-K.................................................................................   33



                                       i

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                --------------------------------------
                                                                                    2001                       2000
                                                                                -------------              -----------
                                                                                 (in millions, except per share amounts)
INTEREST INCOME
  Loans.........................................................................  $2,811                    $2,221
  Available-for-sale securities.................................................   1,032                       692
  Held-to-maturity securities...................................................       -                       339
  Other interest and dividend income............................................      71                        52
                                                                                  ------                    ------
    Total interest income.......................................................   3,914                     3,304
INTEREST EXPENSE
  Deposits......................................................................     887                       788
  Borrowings....................................................................   1,668                     1,431
                                                                                  ------                    ------
     Total interest expense.....................................................   2,555                     2,219
                                                                                  ------                    ------
     Net interest income........................................................   1,359                     1,085
   Provision for loan and lease losses..........................................      82                        41
                                                                                  ------                    ------
     Net interest income after provision for loan and lease losses..............   1,277                     1,044
NONINTEREST INCOME
  Depositor and other retail banking fees.......................................     279                       211
  Securities fees and commissions...............................................      72                        83
  Insurance fees and commissions................................................      12                        12
  Loan servicing income (expense)...............................................      (7)                       33
  Loan related income...........................................................      56                        24
  Gain from mortgage loans......................................................     187                        61
  Gain (loss) from securities...................................................      70                       (22)
  Other income..................................................................      81                        21
                                                                                  ------                    ------
    Total noninterest income....................................................     750                       423
NONINTEREST EXPENSE
  Compensation and benefits.....................................................     416                       330
  Occupancy and equipment.......................................................     184                       153
  Telecommunications and outsourced information services........................     106                        77
  Depositor and other retail banking losses.....................................      30                        26
  Amortization of goodwill and other intangible assets..........................      36                        27
  Other expense.................................................................     241                       132
                                                                                  ------                    ------
    Total noninterest expense...................................................   1,013                       745
                                                                                  ------                    ------
    Income before income taxes..................................................   1,014                       722
Income taxes....................................................................     373                       264
                                                                                  ------                    ------
NET INCOME......................................................................  $  641                    $  458
                                                                                  ======                    ======
NET INCOME ATTRIBUTABLE TO COMMON STOCK.........................................  $  640                    $  458
                                                                                  ======                    ======

Net income per common share:
  Basic.........................................................................   $1.16                    $0.83
  Diluted.......................................................................    1.15                     0.83
Dividends declared per common share.............................................    0.31                     0.27

Basic weighted average common shares outstanding................................   551.4                    551.8
Diluted weighted average common shares outstanding..............................   558.1                    552.7

                                       1


                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                                      MARCH 31,        DECEMBER 31,
                                                                                                        2001                2000
                                                                                                  --------------     --------------
                                                                                                          (dollars in millions)
ASSETS
  Cash and cash equivalents.....................................................................       $  2,963           $  2,622
  Available-for-sale securities, total amortized cost of $55,332 and $42,288:
    Encumbered..................................................................................         32,150             23,576
    Unencumbered................................................................................         23,532             18,583
                                                                                                       --------           --------
                                                                                                         55,682             42,159
  Held-to-maturity securities, total fair value of zero and $16,486:
    Encumbered..................................................................................              -              9,566
    Unencumbered................................................................................              -              6,999
                                                                                                       --------           --------
                                                                                                              -             16,565
  Loans held for sale...........................................................................         13,850              3,404
  Loans held in portfolio.......................................................................        132,460            119,626
    Allowance for loan and lease losses.........................................................         (1,158)            (1,014)
                                                                                                       --------           --------
      Total loans held in portfolio, net of allowance for loan and lease losses.................        131,302            118,612
  Mortgage servicing rights ("MSR").............................................................          3,456              1,017
  Investment in Federal Home Loan Banks ("FHLBs")...............................................          3,707              3,260
  Goodwill and other intangible assets..........................................................          2,192              1,084
  Other assets..................................................................................          6,773              5,993
                                                                                                       --------           --------
        Total assets............................................................................       $219,925           $194,716
                                                                                                       ========           ========
LIABILITIES
  Deposits:
    Noninterest-bearing deposits................................................................       $ 13,527           $  8,755
    Interest-bearing deposits...................................................................         79,808             70,819
                                                                                                       --------           --------
      Total deposits............................................................................         93,335             79,574
  Federal funds purchased and commercial paper..................................................          4,030              4,115
  Securities sold under agreements to repurchase................................................         29,514             29,756
  Advances from FHLBs...........................................................................         66,780             57,855
  Other borrowings..............................................................................         10,318              9,930
  Other liabilities.............................................................................          3,612              3,320
                                                                                                       --------           --------
        Total liabilities.......................................................................        207,589            184,550

STOCKHOLDERS' EQUITY
  Common stock, no par value: 1,600,000,000 shares authorized,
    584,753,927 and 539,855,720 shares issued and outstanding...................................              -                  -
  Capital surplus - common stock................................................................          2,898              1,425
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on securities and hedging instruments................................            175                (51)
    Minimum pension liability adjustment........................................................             (4)                (3)
  Retained earnings.............................................................................          9,267              8,795
                                                                                                       --------           --------
        Total stockholders' equity..............................................................         12,336             10,166
                                                                                                       --------           --------
        Total liabilities and stockholders' equity..............................................       $219,925           $194,716
                                                                                                       ========           ========



                 See Notes to Consolidated Financial Statements.

                                       2

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                         CAPITAL        ACCUMULATED
                                                                 NUMBER                  SURPLUS-         OTHER
                                                                   OF                    COMMON        COMPREHENSIVE       RETAINED
                                                                 SHARES      TOTAL       STOCK         INCOME (LOSS)       EARNINGS
                                                               ----------   --------     ---------    ---------------   -----------
                                                                                   (in millions)
BALANCE, December 31, 1999..................................      571.6     $ 9,053        $2,205         $ (674)          $7,522
Comprehensive income:
    Net income..............................................          -         458             -              -              458
    Other comprehensive income (loss), net of tax:
        Net unrealized loss from securities arising during
          the period, net of reclassification adjustments...          -        (211)            -           (211)               -
        Minimum pension liability adjustment................          -           4             -              4                -
                                                                             ------
             Total comprehensive income.....................                    251
Cash dividends declared on common stock.....................          -        (153)            -              -             (153)
Common stock repurchased and retired........................      (19.8)       (465)         (465)             -                -
Common stock issued through employee
  stock plans, including tax benefit........................        0.8          20            20              -                -
                                                                  -----     -------        ------         ------           ------
BALANCE, March 31, 2000.....................................      552.6     $ 8,706        $1,760         $ (881)          $7,827
                                                                  =====     =======        ======         ======           ======

BALANCE, December 31, 2000..................................      539.9     $10,166        $1,425         $  (54)          $8,795
Comprehensive income:
    Net income..............................................          -         641             -              -              641
    Other comprehensive income (loss), net of tax:
          Net unrealized gain from securities arising during
             the period, net of reclassification adjustments          -         288             -            288                -
          Net unrealized loss on cash flow
             hedging instruments............................          -         (62)            -            (62)               -
          Minimum pension liability adjustment..............          -          (1)            -             (1)               -
                                                                             ------
               Total comprehensive income...................                    866
Cash dividends declared on common stock.....................          -        (168)            -              -             (168)
Cash dividends declared on preferred stock..................          -          (1)            -              -               (1)
Common stock issued to acquire Bank United Corp.............       42.6       1,389         1,389              -                -
Common stock issued through employee
  stock plans, including tax benefit........................        2.3          84            84              -                -
                                                                  -----     -------        ------         ------           ------
BALANCE, March 31, 2001.....................................      584.8     $12,336        $2,898         $  171           $9,267
                                                                  =====     =======        ======         ======           ======


                 See Notes to Consolidated Financial Statements.


                                       3

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                                 2001           2000
                                                                                            -----------   -------------
                                                                                                  (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................................   $    641       $    458
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provision for loan and lease losses ..................................................         82             41
    Gain from mortgage loans .............................................................       (187)           (61)
    (Gain) loss from securities ..........................................................        (70)            22
    Depreciation and amortization ........................................................        257            119
    Stock dividends from FHLBs ...........................................................          -            (42)
    Origination of loans held for sale ...................................................    (13,948)        (1,252)
    Proceeds from sales of loans held for sale ...........................................      9,694          1,658
    Decrease (increase) in other assets ..................................................      2,961           (809)
    Decrease in other liabilities ........................................................       (639)           (42)
                                                                                             --------       --------
      Net cash (used) provided by operating activities ...................................     (1,209)            92

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ................................................................     (8,296)           (40)
  Sales of originated mortgage-backed securities ("MBS") .................................      3,087              -
  Sales and maturities of other available-for-sale securities ............................      7,765            121
  Principal payments on securities .......................................................      1,994          2,007
  Purchases of investment in FHLBs .......................................................          -           (135)
  Purchases of loans .....................................................................     (3,972)          (891)
  Proceeds from sales of loans ...........................................................         12          1,889
  Origination of loans, net of principal payments ........................................      1,805         (5,156)
  Proceeds from sales of foreclosed assets ...............................................         60             73
  Net cash used for acquisitions .........................................................     (6,175)           (22)
  Purchases of premises and equipment, net ...............................................       (192)           (41)
                                                                                             --------        -------
      Net cash used by investing activities ..............................................     (3,912)        (2,195)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits ...................................................................      5,662          1,383
  Increase (decrease) in short-term borrowings ...........................................      7,535         (4,697)
  Proceeds from long-term borrowings .....................................................      1,830          8,681
  Repayments of long-term borrowings .....................................................    (10,785)        (3,645)
  Proceeds from FHLBs advances ...........................................................     24,066         21,119
  Repayments of FHLBs advances ...........................................................    (22,751)       (20,360)
  Cash dividends paid on preferred and common stock ......................................       (169)          (153)
  Repurchase of common stock .............................................................          -           (465)
  Other ..................................................................................         74             18
                                                                                             --------       --------
      Net cash provided by financing activities ..........................................      5,462          1,881
                                                                                             --------       --------
      Increase (decrease) in cash and cash equivalents ...................................        341           (222)
      Cash and cash equivalents, beginning of period .....................................      2,622          3,040
                                                                                             --------       --------
      Cash and cash equivalents, end of period ...........................................   $  2,963       $  2,818
                                                                                             ========       ========






                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                              -------------------------------
                                                                                                 2001                 2000
                                                                                              --------------      -----------
                                                                                                         (in millions)

NONCASH ACTIVITIES
  Loans exchanged for MBS...................................................................    $  545               $1,955
  Real estate acquired through foreclosure..................................................        93                   75
  Loans originated to facilitate the sale of foreclosed assets..............................         3                   11

CASH PAID DURING THE PERIOD FOR
  Interest on deposits......................................................................       803                  731
  Interest on borrowings....................................................................     1,775                1,592
  Income taxes..............................................................................       126                    1













                 See Notes to Consolidated Financial Statements.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BUSINESS COMBINATIONS

        On January 31, 2001, Washington Mutual, Inc. acquired the mortgage operations of The PNC Financial Services Group, Inc. for approximately $7 billion in cash, which included repayment of intercompany borrowings to their former parent company. This acquisition was accounted for as a purchase and resulted in the initial recognition of goodwill of approximately $200 million, which is being amortized over 20 years. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. and Washington Mutual Mortgage Securities Corp. The final purchase price has not yet been determined. The values assigned to assets received and liabilities assumed are subject to change, which would also result in adjustments to the amount of goodwill recorded.

     On February 9, 2001, Washington Mutual, Inc. acquired Texas-based Bank United Corp. This acquisition was accounted for as a purchase and resulted in the initial recognition of goodwill and other intangible assets of approximately $950 million, which are being amortized over periods ranging from seven to 20 years. The Company issued 42.6 million shares of its common stock to acquire Bank United Corp. Each share of Bank United Corp. common stock was converted into 1.3 shares of Washington Mutual, Inc. common stock. The initial allocation of the purchase price to specific assets and liabilities was based on estimates that are in the process of being finalized. Changes to these estimates would result in adjustments to the amount of goodwill recorded.

     On April 2, 2001, Washington Mutual announced that it has agreed to acquire Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank. The transaction has been approved by the Boards of Directors of both companies, and is anticipated to close in the second quarter of 2001, subject to regulatory notifications and customary closing conditions.

NOTE 2:  EARNINGS PER SHARE

        Earnings per share ("EPS") are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the period, plus dilutive potential common shares, such as stock options.


        Information used to calculate EPS was as follows:
                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                     2001              2000
                                                                                -------------      ------------
                                                                                (in millions, except per share amounts)

        Net income attributable to common stock.................................     $640               $458

        Weighted average shares
        -----------------------
          Weighted average number of common
             shares outstanding.................................................    551.4              551.8
          Dilutive effect of potential common shares............................      6.7                0.9
                                                                                    -----              -----
          Diluted weighted average number of common
             shares outstanding.................................................    558.1              552.7
                                                                                    =====              =====
        Net income per common share
        ---------------------------
          Basic.................................................................    $1.16              $0.83
          Diluted...............................................................     1.15               0.83



        Options to purchase an additional 6.9 million shares of common stock, with an exercise price ranging from $50.13 per share to $52.49 per share, were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 12 million shares of common stock, with an assigned value of $27.74 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2001, the conditions were not met, and, therefore, the shares were not included in the above computations.

        On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which will be paid in the form of a 50 percent stock dividend. The stock split is payable on May 15, 2001 to shareholders of record as of April 30, 2001.

        The following table presents the computation of EPS, giving effect to the stock split:


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------------------
                                                                                           2001                 2000
                                                                                   ------------------     ------------------
                                                                                   (in millions, except per share amounts)


        Net income attributable to common stock.................................            $640                     $458

        Weighted average shares
        -----------------------
          Weighted average number of common
             shares outstanding.................................................           827.1                    827.7
          Dilutive effect of potential common shares............................            10.0                      1.3
                                                                                           -----                    -----
          Diluted weighted average number of common
             shares outstanding.................................................           837.1                    829.0
                                                                                           =====                    =====

        Net income per common share
        ---------------------------
          Basic.................................................................           $0.77                    $0.55
          Diluted...............................................................            0.76                     0.55


NOTE 3:  MORTGAGE BANKING ACTIVITIES

        Changes in the loan servicing portfolio with MSR were as follows:

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------------
                                                                                           2001                   2000
                                                                                    ------------------     ------------------
                                                                                                  (in millions)

        Balance, beginning of period............................................       $  79,335                  $55,268
        Additions through acquisitions..........................................         123,742                        -
        Additions...............................................................          19,005                   10,637
        Loan payments and other..................................................         (9,832)                  (1,621)
                                                                                        --------                  -------
        Balance, end of period..................................................        $212,250                  $64,284
                                                                                        ========                  =======


        Changes in the balance of MSR were as follows:
                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------------------
                                                                                           2001                   2000
                                                                                  ------------------     ------------------
                                                                                                  (in millions)

        Balance, beginning of period............................................         $1,017                    $643
        Additions through acquisitions..........................................          2,143                       -
        Additions...............................................................            483                     151
        Amortization............................................................           (124)                    (26)
        Impairment adjustment...................................................            (63)                      -
                                                                                         ------                    ----
        Balance, end of period(1)...............................................         $3,456                    $768
                                                                                         ======                    ====
        ----------------
        (1)   At March 31, 2001 and 2000, aggregate MSR fair value was
              $3.60 billion and $919 million.



        Changes in the valuation allowance for impairment of MSR were as follows:

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------------------
                                                                                           2001               2000
                                                                                   ------------------     -----------------
                                                                                                (in millions)
        Balance, beginning of period............................................            $12                     $4
        Net change..............................................................             63                      -
                                                                                            ---                     --
        Balance, end of period...................................................           $75                     $4
                                                                                            ===                     ==


NOTE 4:  RECENTLY ADOPTED ACCOUNTING STANDARD

        On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

        The initial application of SFAS No. 133 did not have a significant impact on earnings and other comprehensive income and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):


     Increase in fair value of derivatives classified as assets ....   $    151
     Increase in fair value of derivatives classified as liabilities         66
     Increase in the book value of hedged borrowings ...............        129
     Increase in the book value of MSR .............................        126
     Increase in available-for-sale securities .....................     14,651
     Increase in other assets ......................................      1,788
     Decrease in held-to-maturity securities .......................    (16,565)

        The adoption of SFAS No. 133 resulted in the recognition of derivative-related assets, derivative-related liabilities, and an increase in the book value of hedged borrowings. A portion of the reclassification of the Company's held-to-maturity MBS portfolio to available for sale was allocated to MSR representing retained interests from securitizations of loans that the Company had completed after January 1, 1996 and for which no MSR had been previously capitalized. MSR are capitalized for all securitizations of loans occurring after January 1, 1996 that are either sold or retained in the available-for-sale securities portfolio.

COMPANY'S USE OF DERIVATIVES

HEDGES OF BORROWINGS

     The derivatives used by the Company include interest rate swaps and caps, which change the interest rate characteristics of certain assets and liabilities. Similarly, the Company uses swaptions to change the interest rate characteristics of certain anticipated transactions. Interest rate swaps where the Company receives a fixed rate of interest are typically designated as fair value hedges against fixed-rate liabilities. Interest rate swaps where the Company pays a fixed rate of interest and interest rate caps are typically designated as cash flow hedges against variable-rate liabilities. Interest rate swaptions, in which the Company has an option to engage in an interest rate swap, are designated as cash flow hedges of anticipated issuances of debt.

HEDGES OF PREPAYMENT RISK

     The Company's variable-rate MBS, loans held in portfolio and MSR expose the Company to prepayment risk in a declining interest rate environment. In order to mitigate that risk, the Company enters into interest rate floors. These derivative contracts can exist on a stand-alone basis or can be embedded within financial instruments, such as borrowings. Certain floors that are embedded in borrowings are not required to be accounted for as derivatives under SFAS No.
133. Changes in the fair value of floors that are not embedded in borrowings are recognized in earnings.

COMMITMENTS TO ORIGINATE LOANS

        The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with the rate lock commitments. Included in the net present value analysis are anticipated cash flows associated with the retained servicing of the loans. Rate lock commitments expose the Company to interest rate risk. The Company manages this risk by acquiring forward sales contracts, purchased put options and purchased call options.

HEDGES OF LOANS HELD FOR SALE

        Loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with loans held for sale by entering into forward sales agreements. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. In these cases, the change in fair value of the hedged loans held for sale is recorded in earnings.

EFFECT ON FIRST QUARTER OPERATIONS

     As of March 31, 2001, the Company had $62 million (net of tax) of deferred losses related to cash flow hedges in other comprehensive income. The Company estimates that during the next 12 months, $54 million (net of tax) will be recognized in earnings as a result of payments on interest rate swaps. The maximum elapsed time before the occurrence of the anticipated transactions that the Company is hedging is two years. The Company has not discontinued any derivative instruments due to a change in the probability of a forecasted transaction or a firm commitment. The change in the time value of interest rate caps recognized in earnings was immaterial for the quarter ended March 31, 2001. This amount was excluded from the assessment of hedge effectiveness. Ineffectiveness of certain interest rate swaps designated as cash flow hedges recognized in earnings during the period was not significant. The ineffective portion of fair value hedges recognized in earnings resulted in a pretax loss of $1 million for the quarter ended March 31, 2001.


     At March 31, 2001, the Company had recorded an asset of approximately $130 million, representing the estimated value associated with the servicing of loans that had not yet been sold. This amount was included in gain from mortgage loans for the quarter ended March 31, 2001. The Financial Accounting Standards Board is currently considering whether the value associated with servicing rights should, in fact, be recognized in earnings before the related loans are sold. The outcome of this deliberation would not impact the ultimate amount of gain that is recognized, but it would affect the timing of the gain recognition.

        Also included in gain from mortgage loans for the quarter ended March 31, 2001 was a $28 million loss related to changes in fair value of other derivatives. Consequently, SFAS No. 133 had the net impact of increasing the gain from mortgage loans by $102 million for the quarter ended March 31, 2001.


NOTE 5:  OPERATING SEGMENTS


        Effective January 1, 2001, the Company realigned its lines of business. In connection with this realignment, we identified three major operating segments for the purpose of management reporting: Banking and Financial Services, Home Loans and Insurance Services and Specialty Finance. The Company also enhanced its segment reporting process methodologies. These methodologies are based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. New methodologies that are now applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) the calculation of the provision for loan and lease losses that is based on management's current assessment of the long-term, normalized net charge off ratio for loan products within each segment; and (3) the utilization of an activity-based costing approach to measure allocations of operating expenses between the segments. Historical periods have been restated to conform to this new presentation.

      Our Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. In addition to traditional banking products, Banking & FS offers investment management, securities brokerage services and annuity products through our subsidiaries and affiliates. The group's services are provided to over five million consumer and business households and are offered through multiple delivery channels, including branches, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

        The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, and services the Company's single-family residential ("SFR") mortgage assets. These mortgage assets may either be retained in the Company's loan portfolio, or sold or securitized through secondary market channels. Our products are made available to consumers through various distribution channels, which include retail home loan centers, wholesale home loan centers, financial centers and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of all consumers doing business with us.

        The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance Corporation ("Washington Mutual Finance"). This group offers an array of commercial products, all under the Washington Mutual brand name and consumer finance products through Washington Mutual Finance. Syndicated, asset-based, franchise, and mortgage banker financing are also part of the specialty lending activities conducted by this group. The Specialty Finance Group also provides real estate secured financing for commercial and multi-family properties and residential builder construction finance.

        Loans made by Washington Mutual Finance generally provide higher yields than the prime mortgage loans made by our banking subsidiaries, because these loans tend to have higher credit risk. Washington Mutual Finance's typical customer would generally not qualify for a loan from our banking subsidiaries due to their credit history, high debt-to-income ratio or other factors.

     Corporate Support/Other includes treasury activities, which involve the management of interest rate risk, liquidity, capital and the Company's borrowings and purchased investment securities portfolios. The residual effects of unallocated services provided by support groups, the net impact of transfer pricing loan and deposit balances, the difference between the normalized provision for the operating segments and the Company's provision for loan and lease losses, and the elimination of inter-segment noninterest income and noninterest expense are also included in this category.

        Financial highlights by operating segment were as follows:

                                                                    THREE MONTHS ENDED MARCH 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                          BANKING AND         HOME LOANS AND        SPECIALTY      CORPORATE SUPPORT/
                                      FINANCIAL SERVICES    INSURANCE SERVICES       FINANCE            OTHER               TOTAL
                                      ------------------    ------------------      ---------      ------------------    ----------
                                                                                   (in millions)
Condensed income statement:
 Net interest income..................          $545               $417                 $222               $175             $1,359
 Provision for loan and lease losses..            21                 31                   44                (14)                82
 Noninterest income...................           384                308                   16                 42                750
 Noninterest expense..................           556                235                   62                160              1,013
 Income taxes.........................           134                174                   50                 15                373
                                               -----              -----               ------              -----            -------
 Net income...........................          $218               $285                $  82              $  56            $   641
                                                ====               ====                =====              =====            =======

  Total average assets................       $14,488           $142,785              $27,388           $ 28,103           $212,764
  Total average liabilities...........        83,816              4,529                2,070            110,893            201,308

                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                      ---------------------------------------------------------------------------------------------
                                          BANKING AND         HOME LOANS AND        SPECIALTY      CORPORATE SUPPORT/
                                      FINANCIAL SERVICES    INSURANCE SERVICES       FINANCE           OTHER                 TOTAL
                                      ------------------    ------------------      ---------      -----------------       --------
                                                                                   (in millions)

Condensed income statement:
 Net interest income..................          $489               $393                 $175               $ 28             $1,085
 Provision for loan and lease losses..            15                 23                   35                (32)                41
 Noninterest income...................           319                117                    9                (22)               423
 Noninterest expense..................           480                134                   48                 83                745
 Income taxes.........................           119                134                   38                (27)               264
                                                ----               ----                 ----               ----             ------
 Net income...........................          $194               $219                 $ 63               $(18)            $  458
                                                ====               ====                 ====               ====             ======

  Total average assets................       $11,256           $122,989              $21,789            $30,343           $186,377
  Total average liabilities...........        80,624                175                  387             96,306            177,492


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                2001             2000
                                                              ---------       --------
                                                                  (dollars in millions,
                                                                except per share amounts)

Net income .............................................        $641           $458
Net income per diluted common share ....................       $1.15          $0.83

Return on average assets ...............................        1.21%          0.98%
Return on average common equity ........................       22.34          20.64
Efficiency ratio, excluding amortization of goodwill and
   other intangible assets .............................       46.33          47.61
Efficiency ratio, including amortization of goodwill and
   other intangible assets .............................       48.04          49.38


        This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: changes in business and economic conditions; failure to diversify assets; concentration of operations in California; competition; changes in fiscal and monetary policies; and the effects of mergers and acquisitions.

GENERAL

        Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. Our principal banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities, cash management, and deposit services. Our consumer finance operations provide direct installment loans and related credit insurance services and purchase retail installment contracts. We originate, purchase, sell and service specialty mortgage finance loans through our other principal subsidiaries, Washington Mutual Finance Corporation ("Washington Mutual Finance") and Long Beach Mortgage Company ("Long Beach Mortgage"). We also market annuities and other insurance products, offer full service securities brokerage, and act as the investment advisor to and the distributor of mutual funds.

        The acquisitions of Bank United Corp. and the former mortgage operations of The PNC Financial Services Group, Inc., which created Washington Mutual Home Loans, Inc. ("WMHLI"), added approximately $26.34 billion in assets during the first quarter, which contributed significantly to the growth in our mortgage banking business. Accordingly, these acquisitions resulted in significant increases in our mortgage servicing rights ("MSR") and loan servicing portfolios. The balance of MSR increased 240% and the loan servicing portfolio with MSR increased 168% during the first quarter of 2001. Variances in values reported on the Statements of Income and the Statements of Financial Condition between first quarter 2001 and 2000 were partially attributable to the results from the mortgage operations of The PNC Financial Services Group, Inc. and from Bank United Corp. (the "Acquired Companies"), which were acquired on January 31, 2001 and February 9, 2001, respectively. Both acquisitions were accounted for as purchase transactions; therefore, the results of those operations were not included in the prior periods. Additionally, on April 2, 2001, we announced the signing of an agreement to acquire Fleet Mortgage Corp., which will further enhance our mortgage servicing and origination capabilities.

        Falling long-term interest rates contributed to an increase in refinancing activity during the quarter. The rate on a 10-year U.S. Government note averaged 5.04% for first quarter 2001, compared with 6.46% for the same period in 2000. In particular, the volume of fixed-rate, single-family residential ("SFR") loans rose to $10.42 billion during the first quarter of 2001, compared with $739 million for the comparable period a year ago. Fixed-rate SFR refinances were $6.29 billion during the most recent quarter, compared with $201 million during the first quarter of 2000. In addition to certain adjustable-rate mortgages ("ARMs"), substantially all of our fixed-rate loan originations are immediately designated as salable. Total loans grew $23.28 billion, of which $10.45 billion were in loans held for sale.

        An important part of our strategy is to reduce our exposure to changes in interest rates by increasing our percentage of noninterest income. During the first quarter of 2001, noninterest income represented 36% of total revenue (net interest income and noninterest income), compared with 28% for the same period in 2000, as a result of higher gains from mortgage loans and gains from the sale of previously securitized loans, and increased depositor and other retail banking fees. The increase in gains from mortgage loans for the first quarter of 2001 primarily reflected a significant increase in fixed-rate SFR loan volume due to refinancing activity and the addition of WMHLI's fixed-rate origination business, and the impact of adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the quarter, we also recognized $49 million in gains from the sale of previously securitized loans.

RESULTS OF OPERATIONS

        OVERVIEW. Our net income for the first quarter of 2001 was $641 million, compared with $458 million for the same period a year ago. We had diluted earnings per share of $1.15 in the first quarter of 2001. For the first quarter of 2000, we had diluted earnings per share of $0.83.

        NET INTEREST INCOME. Net interest income was $1.36 billion in the first quarter of 2001, compared with $1.09 billion in the first quarter of 2000. The net interest margin was 2.65% in the first quarter of 2001, compared with 2.38% in the first quarter of 2000. The increase in net interest income was primarily due to an increase in interest-earning assets, which was largely the result of the acquisition of the Acquired Companies. Additionally, since our liabilities generally reprice to market rates more quickly than our assets, the net interest margin benefited from the "snap back" effect on our adjustable-rate mortgage loan portfolio from the rate increases that occurred during the first half of 2000. Accordingly, the overall yield on our loan portfolio rose to 8.22% in the first quarter of 2001, compared with 7.64% in the first quarter of 2000.

     With the 50-basis point rate reduction by the Federal Reserve on April 18, 2001, we anticipate further improvement in the net interest margin due to expected reductions in wholesale borrowing rates. Refer to "Market Risk Management" for further discussion of our management of interest rate risk.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------------------------------------
                                                                                2001                                   2000
                                                                    ----------------------------           ------------------------
                                                                                        INTEREST                           INTEREST
                                                                      AVERAGE          INCOME OR           AVERAGE        INCOME OR
                                                                      BALANCE   RATE    EXPENSE            BALANCE   RATE  EXPENSE
                                                                     --------   ----   ---------           -------   ---- ---------
                                                                                               (dollars in millions)
ASSETS
Loans(1).............................................                $136,857   8.22%    $2,811          $ 116,290  7.64%    $2,221
MBS..................................................                  53,909   7.10        957             60,047  6.81      1,022
Investment securities and other......................                   9,552   6.14        146              4,120  5.88         61
                                                                      -------            ------           --------           ------

           Total interest-earning assets.............                 200,318   7.82      3,914            180,457  7.33      3,304
Other assets.........................................                  12,446                                5,920
                                                                     --------                             --------
           Total assets..............................                $212,764                             $186,377
                                                                     ========                             ========

LIABILITIES
Deposits:
    Checking accounts................................                $ 17,108   0.69         29           $ 13,515   0.56        19
    Savings accounts and money market deposit
       accounts ("MMDAs")............................                  34,929   4.08        351             29,854   3.81       282
    Time deposit accounts............................                  35,609   5.77        507             37,599   5.20       487
                                                                     --------             -----           --------           ------
           Total deposits.............................                 87,646   4.10        887             80,968   3.91       788
Borrowings:
    Securities sold under agreements to repurchase
           ("repurchase agreements").................                  31,043   6.02        461             28,836   5.93       425
    Advances from Federal Home Loan Banks
           ("FHLBs").................................                  63,747   6.08        956             57,411   5.98       854
    Federal funds purchased and commercial paper.....                   5,094   5.84         73              2,270   5.92        33
    Other............................................                  10,370   6.98        178              6,210   7.69       119
                                                                     --------             -----           --------           ------
           Total borrowings...........................                110,254   6.14      1,668             94,727   6.08     1,431
                                                                     --------             -----           --------           ------
           Total interest-bearing liabilities........                 197,900   5.23      2,555            175,695   5.08     2,219
Other liabilities....................................                   3,408             -----              1,797
                                                                     --------                             --------
           Total liabilities.........................                 201,308                              177,492
STOCKHOLDERS' EQUITY.................................                  11,456                                8,885
                                                                     --------                             --------
Total liabilities and stockholders' equity...........                $212,764                             $186,377
                                                                     ========                             ========
Net interest spread and net interest income..........                           2.59     $1,359                      2.25    $1,085
                                                                                         ======                              ======
Net interest margin..................................                           2.65                                 2.38
---------------
(1)  Nonaccrual loans were included in the average loan amounts outstanding.

        The net interest spread is the difference between our weighted average yield on our interest-earning assets and the weighted average cost of our interest-bearing liabilities. The net interest margin measures our annualized net interest income as a percentage of average interest-earning assets.

        NONINTEREST INCOME. Noninterest income was $750 million for the quarter ended March 31, 2001, compared with $423 million for the same period in 2000.

        Noninterest income consisted of the following:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        ---------------------------------
                                                                                              2001              2000
                                                                                        ---------------   ---------------
                                                                                                   (in millions)

  Depositor and other retail banking fees..............................................       $279              $211
  Securities fees and commissions......................................................         72                83
  Insurance fees and commissions.......................................................         12                12

  Loan servicing income................................................................        199                65
  Amortization of MSR..................................................................       (124)              (26)
  Impairment of MSR....................................................................        (63)                -
  Other loan servicing expense.........................................................        (19)               (6)
                                                                                              ----              ----
        Net loan servicing income (expense)............................................         (7)               33

  SFR mortgage related income..........................................................         48                23
  Other loan related income............................................................          8                 1
                                                                                              ----              ----
        Loan related income............................................................         56                24

  Gain from mortgage loans:
        Realized.......................................................................         85                61
        Unrealized.....................................................................        102                 -
                                                                                              ----              ----
              Total gain from mortgage loans...........................................        187                61

  Gain from sale of originated MBS.....................................................         49                 -
  Gain (loss) from sale of other available-for-sale securities.........................         21               (22)
                                                                                              ----              ----
        Gain (loss) from securities....................................................         70               (22)

  Other income.........................................................................         81                21
                                                                                              ----              ----
        Total noninterest income.......................................................       $750              $423
                                                                                              ====              ====

        Depositor and other retail banking fees of $279 million for the quarter ended March 31, 2001 increased 32% from $211 million for the same period in 2000. The increase in the first quarter of 2001 was primarily due to collecting more nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by more than 811,000 or 18% over the past year. This increase included 271,183 checking accounts acquired from Bank United Corp.

        Securities fees and commissions were $72 million for the first quarter of 2001, down from $83 million for the first quarter of 2000. This decrease was due to lower sales of investment products, largely a result of the weakening stock market.

        We incurred net loan servicing expense of $7 million during the first quarter of 2001, compared with loan servicing income of $33 million during the first quarter of 2000. During first quarter 2001, prepayment speeds on mortgage loans increased due to a decline in interest rates. This was the primary cause of the $98 million increase in MSR amortization and the recognition of a $63 million MSR impairment. We offset this impairment by selling investment securities at a gain of $70 million during the first quarter of 2001. In order to manage the risk associated with the potential decrease in the market value of MSR in a declining interest rate environment, we purchase fixed-rate investments and embedded interest rate floors that tend to increase in value when interest rates decline. Refer to "Market Risk Management" for further discussion.

        Loan related income was $56 million for the first quarter of 2001, up from $24 million for the same period in 2000. During the first quarter of 2001, loan prepayment fees increased as a result of the declining interest rate environment. In addition, the acquisition of the Acquired Companies contributed to the increase in loan related income.

        Gain from mortgage loans during the first quarter of 2001 was $187 million, up from $61 million for the same period in 2000. The increase reflects the addition of the Acquired Companies, a substantial increase in fixed-rate SFR loan volume due to refinancing activity, and the impact of the adoption of SFAS No. 133. The first quarter 2001 gain included realized gains of $85 million and unrealized gains of $102 million. We recorded realized gains of $58 million from the sale of $9.31 billion of current loan production and $27 million from the sale of $740 million of loans originated by Long Beach Mortgage. Our adoption of SFAS No. 133 accelerated recognition of $102 million in gains, which represented the estimated gain of $130 million associated with the servicing rights of loans that had not yet been sold, reduced by a $28 million loss related to changes in the fair value of other derivatives related to mortgage production activities. The majority of these loans will be sold during the second quarter. The Financial Accounting Standards Board ("FASB") is currently considering whether the value associated with servicing rights should be recognized in earnings before the related loans are sold. The outcome of this deliberation would not impact the ultimate amount of gain that is recognized, but it would affect the timing of the gain recognition.

        We anticipate that loan volume and refinancing activity will remain high during the second quarter, based on the current levels of long-term interest rates. We expect that gains from mortgage loans will decrease during the second half of the year, assuming that long-term interest rates do not decline further.

        Gain from securities was $70 million during the first quarter of 2001, compared with a $22 million loss from securities during the first quarter of 2000. During first quarter 2001, we recognized gains of $49 million from the sale of securities retained from previous loan securitizations and $21 million from the sale of purchased available-for-sale securities.

     Other income increased to $81 million for the quarter ended March 31, 2001 from $21 million for the same period a year ago. During the first quarter of 2001, we recognized a gain of $27 million on the receipt of Concord EFS, Inc. ("Concord") stock as a result of the Star Systems, Inc. sale to Concord. We committed to donate the Concord stock to the Washington Mutual Foundation; therefore, there is a similar increase in "other expense." Other income in first quarter 2001 also included $17 million of income from Bank Owned Life Insurance and $8 million of income from our new reinsurance programs.

        NONINTEREST EXPENSE. Noninterest expense totaled $1.01 billion for the quarter ended March 31, 2001, compared with $745 million for the same period in 2000.

        Noninterest expense consisted of the following:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   -----------------------------------
                                                                          2001              2000
                                                                   ----------------     --------------
                                                                               (in millions)

  Compensation and benefits...................................          $  416                $330
  Occupancy and equipment ....................................             184                 153
  Telecommunications and outsourced
     information services.....................................             106                  77
  Depositor and other retail banking losses...................              30                  26
  Amortization of goodwill and other
     intangible assets........................................              36                  27
  Advertising and promotion...................................              32                  21
  Postage.....................................................              29                  24
  Professional fees...........................................              37                  21
  Regulatory assessments......................................               9                   8
  Office supplies.............................................               9                   9
  Travel and training.........................................              21                  15
  Other expense...............................................             104                  34
                                                                        ------                ----
      Total noninterest expense...............................          $1,013                $745
                                                                        ======                ====


        Compensation and benefits expense increased to $416 million for the quarter ended March 31, 2001 from $330 million for the same period in 2000. This increase was primarily due to the acquisition of the Acquired Companies. In addition, employee base compensation and employee benefits expense increased due to additional staff to support our expanding operations.

        Occupancy and equipment expense was $184 million for the first quarter of 2001, compared with $153 million for the same period in 2000. This increase resulted from higher rent expense related to existing and new properties, increases in maintenance and depreciation expense, and the acquisition of the Acquired Companies.

        Telecommunications and outsourced information services expense of $106 million for the first quarter of 2001 was up from $77 million for the same period in 2000. The increase during the first quarter of 2001 included rate increases, effective the beginning of the year, with a third party service provider, increased use of data processing, and the acquisition of the Acquired Companies.

        Amortization of goodwill and other intangible assets was $36 million in the first quarter of 2001, compared with $27 million for the comparable period in 2000. The increase was due to the acquisition of the Acquired Companies. The FASB has issued a proposed rule that would eliminate the amortization of goodwill relating to past and future acquisitions and instead subject it to an impairment assessment. The rule is expected to be finalized prior to the end of the second quarter and will apply to accounting periods that commence immediately following its issuance. If we were to adopt the rule as it is currently proposed, our goodwill amortization would be reduced by approximately $134 million on an annual basis. Approximately $35 million in other intangible assets ($25 million after tax) would continue to be amortized annually.

        Advertising and promotion expense increased to $32 million during the quarter ended March 31, 2001 from $21 million for the same period in 2000. The increase was related to the acquisition of the Acquired Companies as well as additional costs associated with campaigns for various loan and deposit products.

        Professional fees for the first quarter of 2001 were $37 million, compared with $21 million for the first quarter of 2000. The increase was attributable to various consulting projects designed to streamline our processes and procedures, and to develop and deliver new products.

     Other expense increased to $104 million in the first quarter of 2001 from $34 million in the first quarter of 2000. The increase was due, in part, to the commitment to donate the Concord investment to the Washington Mutual Foundation. The increase in other expense during first quarter 2001 was also comprised of increases in loan expenses and other outside services. The higher loan expenses were attributable to an overall increase in loan originations and purchases.

REVIEW OF FINANCIAL CONDITION


        ASSETS. At March 31, 2001, our assets were $219.93 billion, an increase of 13% from $194.72 billion at December 31, 2000. The acquisition of the Acquired Companies added $26.34 billion in assets during the first quarter. However, we expect our assets to experience a small decline during the second quarter (without the effect of additional acquisitions) as a result of the surge in refinancing activity during the first quarter of 2001.

        SECURITIES. Our securities portfolio declined $3.04 billion to $55.68 billion at March 31, 2001 from $58.72 billion at December 31, 2000. With the adoption of SFAS No. 133, we reclassified our held-to-maturity securities to available for sale. With all securities classified as available for sale, we will have flexibility to sell these securities in future periods.

        Securities consisted of the following:

                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         2001                 2000
                                                                                   --------------       ---------------
                                                                                              (in millions)
        Available-for-sale securities, total amortized cost of $55,332 and
         $42,288:
                MBS.............................................................       $46,483                 $40,349
                Other investment securities.....................................         9,199                   1,810
                                                                                       -------                 -------
                                                                                       $55,682                 $42,159
                                                                                       =======                 =======

        Held-to-maturity securities, total fair value of $16,486 at December 31,
         2000:
                MBS.............................................................       $     -                 $16,428
                Other investment securities.....................................             -                     137
                                                                                       -------                 -------
                                                                                       $     -                 $16,565
                                                                                       =======                 =======


        At March 31, 2001, 63% of MBS were adjustable rate. Of the 63% indexed to an adjustable rate, 58% were indexed to the 11th District monthly weighted average cost of funds index ("COFI"), 25% to U.S. Treasury indices, and 17% to other indices. The remaining 37% of MBS were fixed rate.

        LOANS. Total loans (including loans held for sale) at March 31, 2001 were $146.31 billion, up from $123.03 billion at December 31, 2000. The Acquired Companies added $18.34 billion to our loan portfolio at the time of the acquisitions, of which $6.01 billion was in loans held for sale. The growth in loan volume (originations and purchases) to $24.38 billion during the first quarter of 2001, compared with $13.06 billion during the first quarter of 2000, contributed to the slight internal growth of loans held in portfolio as most of the originated and purchased ARMs were retained to offset prepayment activity. As a result of declining interest rates, fixed-rate SFR loans increased by $7.99 billion to $20.83 billion at March 31, 2001 from $12.84 billion at December 31, 2000, the majority of which is classified as loans held for sale. Also contributing to the increase in loans was the continued growth in second mortgage and other consumer, specialty mortgage finance, and commercial business and real estate loans.

        We anticipate a slight decrease in outstanding loan balances by the end of the second quarter due to continued high prepayment rates.

        Loans held in portfolio consisted of the following:

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2001                 2000
                                                                  -----------------     ---------------
                                                                               (in millions)
  SFR........................................................              $ 83,534            $ 80,181
  Specialty mortgage finance.................................                 7,399               6,783
                                                                           --------             -------
       Total SFR loans.......................................                90,933              86,964
  SFR construction...........................................                 3,000               1,431
  Second mortgage and other consumer:
      Banking subsidiaries...................................                 9,226               7,992
      Washington Mutual Finance..............................                 2,568               2,486
  Commercial business........................................                 4,863               2,274
  Commercial real estate:
      Apartment buildings....................................                17,090              15,657
      Other commercial real estate...........................                 4,780               2,822
                                                                           --------            --------
                                                                            132,460             119,626
Allowance for loan and lease losses..........................                (1,158)             (1,014)
                                                                           --------            --------
   Total loans held in portfolio, net of
     allowance for loan and lease losses.....................              $131,302            $118,612
                                                                           ========            ========

        We have shifted our SFR ARM product types from a COFI concentration to Treasury-based, which reduces our interest rate risk, because Treasury-based loans have repricing frequencies that more closely match the repricing of our borrowings. This shift was achieved, in part, through the securitization and sale of COFI-based loans and paydowns of portfolio loans indexed to COFI.

        Loan volume (originations and purchases) was as follows:

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      ------------------------------------
                                                                            2001                 2000
                                                                      ---------------     ----------------
                                                                                  (in millions)
SFR:
  ARMs.......................................................               $ 7,375              $7,970
  Fixed rate.................................................                10,418                 739
  Specialty mortgage finance.................................                 2,138               1,509
                                                                            -------             -------
     Total SFR loan volume...................................                19,931              10,218
SFR construction.............................................                 1,197                 428
Second mortgage and other consumer:
  Banking subsidiaries.......................................                 1,335                 896
  Washington Mutual Finance..................................                   501                 513
Commercial business..........................................                   756                 446
Commercial real estate:
  Apartment buildings........................................                   480                 472
  Other commercial real estate...............................                   180                  83
                                                                            -------             -------
     Total loan volume.......................................               $24,380             $13,056
                                                                            =======             =======

        Loan volume by channel was as follows:
                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      ------------------------------------
                                                                            2001                 2000
                                                                      ---------------     ----------------
                                                                                  (in millions)

Originated...................................................               $20,408             $12,165
Purchased/Correspondent......................................                 3,972                 891
                                                                            -------             -------
                                                                            $24,380             $13,056
                                                                            =======             =======


        Total loan originations increased 68% to $20.41 billion in the first quarter of 2001 from $12.17 billion in the first quarter of 2000. SFR originations were $15.03 billion for first quarter 2001, compared with $8.50 billion for the same period in 2000. Originations of second mortgage and other consumer, commercial business, commercial real estate and SFR construction loans totaled $4.31 billion for the most recent quarter, up from $2.74 billion in the first quarter of 2000 primarily due to the acquisition of Bank United Corp. Increasing originations in these higher margin loan categories continues to be part of our strategy to remix the balance sheet over time.


        SFR fixed-rate loan originations increased to $7.98 billion during the first quarter of 2001 from $732 million during the first quarter of 2000. Similarly, refinances of fixed-rate SFR loans increased to $6.29 billion in the most recent quarter from $201 million for the first quarter of 2000. SFR ARM originations declined slightly to $7.06 billion during the first quarter of 2001 from $7.77 billion for the same period in 2000. The increase in originations of fixed-rate loans in the first quarter of 2001 was attributable to the lower interest rate environment, which reflected customers' preferences for fixed-rate loans over ARMs. Loan applications increased beginning in the second half of the first quarter of 2001 and we expect this level of lending activity to continue for the immediate future. Accordingly, we expect that loan volume will remain high during the second quarter, but will lessen as refinancing activity diminishes. Once the refinancing activity has diminished, we anticipate a higher volume of new, fixed-rate loans on an ongoing basis than in the past due to our recent acquisitions.

        We purchased $3.97 billion of loans in the first quarter of 2001, compared with $891 million in the same period in 2000. The increased purchases in first quarter 2001 were primarily due to the acquisition of the mortgage operations of The PNC Financial Services Group, Inc., which added $1.93 billion in correspondent loans. Purchases of specialty mortgage finance loans were $955 million for the first quarter of 2001, compared with $584 million for the first quarter of 2000.

        DEPOSITS. Deposits increased to $93.34 billion at March 31, 2001 from $79.57 billion at December 31, 2000. From the Acquired Companies, we added $7.71 billion in retail deposits and $1.47 billion in custodial deposits related to loan servicing activities.

        Our goal is to increase the ratio of transaction accounts to total deposits. As a result, checking accounts, savings accounts, and MMDAs have increased to 62% at March 31, 2001, compared with 57% at year-end 2000. These three products have the benefit of lower interest costs, compared with time deposit accounts. Both the increase in deposits and the shift towards transaction deposits have had a beneficial effect on our cost of funds and net interest margin. In addition, at March 31, 2001, deposits funded 42.4% of total assets, compared with 40.9% at year-end 2000. Even though transaction accounts are more liquid, we consider them to be the core relationship with our customers. We view these transaction accounts to be a more stable source of long-term funding than time deposits.

        Deposits consisted of the following:

                                                                               MARCH 31,                  DECEMBER 31,
                                                                                 2001                         2000
                                                                             -------------                ----------
                                                                                          (in millions)

Checking accounts:
    Noninterest-bearing ......................................                  $13,042                    $ 8,575
    Interest-bearing .........................................                    6,195                      5,925
                                                                                -------                    -------
                                                                                 19,237                     14,500
Savings accounts..............................................                    7,146                      5,436
MMDAs.........................................................                   31,646                     25,220
Time deposit accounts.........................................                   35,306                     34,418
                                                                                -------                    -------
                                                                                $93,335                    $79,574
                                                                                =======                    =======


        BORROWINGS. Our borrowings primarily take the form of repurchase agreements and advances from the FHLBs of Seattle and San Francisco. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

        Our wholesale borrowing portfolio increased by $8.60 billion to $100.32 billion at March 31, 2001, compared with year-end 2000. These increases in funding were used primarily to support asset growth.

ASSET QUALITY

        NONPERFORMING ASSETS. Assets considered to be nonperforming include nonaccrual loans and foreclosed assets. When loans securitized or sold with recourse become nonperforming, we include them in nonaccrual loans. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on nonaccrual status when they are four payments or more past due or when the timely collection of the principal of the loan, in whole or in part, is not expected.

        Nonperforming assets consisted of the following:

                                                                         MARCH 31,         DECEMBER 31,
                                                                            2001                2000
                                                                     -------------         ------------
                                                                           (dollars in millions)

Nonaccrual loans:
  SFR.............................................................           $  678            $  529
  Specialty mortgage finance......................................              262               179
                                                                             ------            ------
      Total SFR nonaccrual loans..................................              940               708
  SFR construction ...............................................               31                18
  Second mortgage and other consumer:
      Banking subsidiaries........................................               46                51
      Washington Mutual Finance...................................               66                66
  Commercial business.............................................               58                12
  Commercial real estate:
       Apartment buildings........................................               20                10
       Other commercial real estate...............................              110                21
                                                                             ------            ------
                                                                              1,271               886
Foreclosed assets.................................................              184               153
                                                                             ------            ------
                                                                             $1,455            $1,039
                                                                             ======            ======

Nonperforming assets as a percentage of total assets                           0.66%             0.53%

     Nonaccrual loans increased to $1.27 billion at March 31, 2001 from $886 million at December 31, 2000. Of the increase in nonaccrual loans and foreclosed assets during the first quarter of 2001, $253 million and $25 million, respectively, were the result of the acquisition of the Acquired Companies. These loans were concentrated in the SFR, commercial business, and commercial real estate categories. The majority of the remaining increase of $132 million in nonaccrual loans was comprised of an $83 million increase in the specialty mortgage finance category. In light of the slowing economy, we continue to closely monitor residential home markets and, in particular, the California and Pacific Northwest markets with respect to price trends on home sales and length of time on the market.

     Two assisted living loans totaling approximately $90 million that were acquired from Bank United Corp. were placed on nonaccrual status. Both of these loans are secured by assisted living properties located throughout the United States. We continue to closely monitor loans in the nationally syndicated loan portfolio, as well as the small business sector of the portfolio. In addition, we are limiting new loan originations in higher risk categories and are applying our lending standards and guidelines to the loan portfolios acquired from Bank United Corp. Our underwriting standards are generally more restrictive than those previously used by Bank United Corp.

     As a result of the increase in nonaccrual loans during the first quarter of 2001, the ratio of the allowance for loan and lease losses to total nonaccrual loans declined from 114% at December 31, 2000 to 91% at March 31, 2001. This ratio is subject to significant fluctuations from period to period due to such factors as the mix of loan types in the portfolio, the economic prospects of our borrowers and, in the case of secured loans, the value and marketability of collateral. Consequently, this ratio, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan and lease losses. The methodologies we use to determine the allowance for loan and lease losses are discussed below and in our 2000 Annual Report on Form 10-K.

     PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. With the growth in total loans and nonaccrual loans, we increased the first quarter 2001 provision for loan and lease losses to $82 million, an amount that is above the $58 million in net charge offs and prior quarters' provision levels. In light of the slowing economy, we anticipate that the provision will continue to exceed net charge offs in coming quarters. Net charge offs as a percentage of average loans were 0.17% for first quarter 2001, up from 0.16% for fourth quarter 2000 and 0.14% for first quarter 2000.

     We analyze several important elements in determining the allowance for loan and lease losses in any given period, such as current and historical economic conditions, nonaccrual asset trends, historical loan loss experience, and plans for problem loan administration and resolution. In addition to the analysis performed on more homogeneous portfolios, such as our SFR products, we evaluate the adequacy of non-homogeneous type loans, such as commercial business and commercial real estate loans, on an individual basis. The review conducted for the first quarter of 2001 concluded that allowance coverage was adequate based on these analyses.

        Changes in the allowance for loan and lease losses were as follows:

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                      -------------------------------
                                                                           2001                2000
                                                                      -------------        ----------
                                                                           (dollars in millions)

  Balance, beginning of period....................................           $1,014            $1,042
  Identified allowance for loans sold or securitized..............                -               (17)
  Allowance acquired through business combinations................              120                 -
  Provision for loan and lease losses.............................               82                41
                                                                             ------             -----
                                                                              1,216             1,066
  Loans charged off:
    SFR...........................................................               (6)               (7)
    Specialty mortgage finance....................................               (7)               (1)
                                                                             ------             ------
        Total SFR charge offs.....................................              (13)               (8)
    Second mortgage and other consumer:
        Banking subsidiaries......................................              (12)              (11)
        Washington Mutual Finance.................................              (33)              (27)
    Commercial business...........................................               (4)               (1)
    Commercial real estate:
         Apartment buildings......................................                -                (1)
         Other commercial real estate.............................               (3)                -
                                                                             ------            ------
                  Total charge offs...............................              (65)              (48)
 Recoveries of loans previously charged off:
    SFR...........................................................                1                 -
    Specialty mortgage finance....................................                -                 1
                                                                             ------            ------
                  Total SFR recoveries............................                1                 1
    Second mortgage and other consumer:
          Banking subsidiaries....................................                1                 1
          Washington Mutual Finance...............................                5                 4
    Commercial real estate:
           Apartment buildings....................................                -                 1
                                                                             ------            ------
                    Total recoveries..............................                7                 7
                                                                             ------            ------
           Net charge offs........................................              (58)              (41)
                                                                             ------            ------
 Balance, end of period...........................................           $1,158            $1,025
                                                                             ======            ======

 Net charge offs as a percentage of average loans.................            0.17%             0.14%
 Allowance as a percentage of total loans held in portfolio ......            0.87              0.92

        At March 31, 2001, we had $15.01 billion of loans securitized and retained with recourse, and $6.00 billion of loans securitized and sold with recourse. We record an allowance for recourse obligations to cover inherent losses on loans securitized and retained in our MBS portfolio for which we retain the credit risk, and to cover estimated losses on loans and MBS sold to third parties for which a recourse obligation exists. A regular review is performed to determine the adequacy of the allowance for recourse obligations. As of March 31, 2001, the allowance for recourse obligations totaled $106 million, compared with $104 million at year-end 2000.

OPERATING SEGMENTS

     Effective January 1, 2001, we realigned our operating segments and enhanced our segment reporting process methodologies. Historical periods have been restated to conform to the new alignment and methodologies. We are now managed along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance.


BANKING AND FINANCIAL SERVICES

     Net income for the first quarter of 2001 increased to $218 million, an increase of $24 million or 12% over the first quarter of 2000. Net interest income increased by $56 million, or 11%, due to growth in consumer loan and deposit balances. Noninterest income increased by $65 million, or 20%, reflecting increased depositor and other retail banking fees and increased loan related income, partially offset by a decrease in securities fees and commissions. Depositor and other retail banking fees increased by more than 30%, while the number of accounts increased 18%, including 271,183 accounts acquired from Bank United Corp.


     Noninterest expense increased $76 million, or 16%, principally reflecting increases in the cost of information technology, human resource services and facilities. The acquisition of Bank United Corp. also contributed to the increase.

HOME LOANS AND INSURANCE SERVICES

        Net income for the first quarter of 2001 was $285 million, an increase of $66 million from $219 million for the first quarter of 2000. This increase included increases of $191 million in noninterest income and $24 million of net interest income, partially offset by a $101 million increase in noninterest expense. Noninterest income increased as a result of increased gain from mortgage loans, including the impact of adopting SFAS No. 133 during the first quarter of 2001, and increased gain from originated MBS.

        Total average assets increased by approximately 16% from March 31, 2000 to March 31, 2001 due to the acquisition of the Acquired Companies, along with an increase in loans originated and retained.

     The recent acquisitions expanded the Home Loan and Insurance Services Group's retail origination presence into the Northeast and complemented the wholesale operations nationwide. The acquisitions accelerated the execution of the Group's strategy to expand the correspondent lending channel by providing a nationwide network of lenders. In addition, the acquisitions provided geographic diversification of the loan servicing portfolio, expanded the Group's loan servicing operations into the Midwest, and increased the customer base the Group services.

SPECIALTY FINANCE

     Net income for the first quarter of 2001 was $82 million, an increase of $19 million or 30% over the same period in the prior year. Net interest income increased by $47 million or 27% to $222 million for the first quarter of 2001. The increase in net interest income reflected the growth in average receivables outstanding through acquisitions and internally generated loan production.

     Noninterest expense increased by $14 million or 29% during the first quarter of 2001, as compared with the same period in the prior year. This increase was attributable to the expansion of the Group's lending capabilities from the recent acquisitions and additional administrative support in the commercial lending business as a result of our emphasis to strengthen our market position in this area.

MARKET RISK MANAGEMENT

        Market risk is defined as the sensitivity of income and capital from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. The majority of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, MSR, securities, deposits, borrowings, long-term debt and derivative financial instruments used for asset and liability management.

        To analyze interest rate risk, we project net interest income based on parallel and non-parallel changes in the yield curve. The results of these analyses are used as part of an overall framework for asset and liability management. The table below indicates the sensitivity of pretax net interest income to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even quarterly increments over the next twelve months for a total increase or decrease of 200 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

        Our net interest income sensitivity profile as of March 31, 2001 and December 31, 2000 is stated below:

                                                                                          GRADUAL CHANGE IN RATES
                                                                                     ----------------------------------
                                                                                         -200bp            +200bp
                                                                                         ------            ------
Net interest income change for the one-year period beginning:
    April 1, 2001...............................................................           11.3%            (12.7)%
    January 1, 2001 ............................................................           11.0%            (12.4)%

        Our net interest income at risk position has not changed significantly quarter over quarter. Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Additionally, the model captures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding interest rate and balance behavior of non-maturity deposits reflect management's best estimate of future behavior. Sensitivity of new loan volume to market interest rate levels is included as well.

        We analyze additional interest rate scenarios, including more extreme rising and falling rate environments, to support interest rate risk management. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in this net interest income sensitivity analysis. Typically, net interest income sensitivity in a rising interest rate environment is not as pronounced in these longer time periods as lagging assets reprice to current market levels and balance sheet growth begins to offset a lower net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

        Asset and liability management is governed by policies reviewed and approved annually by our Board of Directors (the "Board"). The Board has delegated the responsibility to oversee the administration of these policies to the Directors' Loan and Investment Committee, and the responsibility for the management of these policies has been delegated to the Corporate Finance Committee ("CFC"). Within guidelines set by the CFC, we engage in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings.

     The major source of our interest rate risk occurs when assets and liabilities reprice or mature at different times or frequencies as market interest rates change. We actively manage the amounts and maturities of our assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. Short-term and adjustable-rate assets have repricing characteristics that more closely match the repricing characteristics of our liabilities. In addition to selling fixed-rate loans, we also sell adjustable-rate loans with three- to five-year initial fixed interest rates. We have also established additional balance sheet flexibility and diversity by designating some monthly option ARMs as held for sale.

     Our net interest margin generally expands in falling interest rate environments and contracts in a rising interest rate environment as our deposits and borrowings tend to reprice faster than our mortgage loans and securities. A falling interest rate environment typically results in faster prepayments and a shift to more fixed-rate loan production. Most of the fixed-rate production is sold in the secondary market, resulting in the potential for balance sheet shrinkage. Despite the potential for balance sheet shrinkage, net interest income tends to increase in falling interest rate environments due to the enhanced net interest margin.

     Management intends to reduce the volatility of the net interest margin by remixing the balance sheet through the sale of fixed- and adjustable-rate loans, as discussed above, and through the purchase of specialty mortgage finance loans and origination of consumer and commercial loans. We purchased $955 million in specialty mortgage finance loans during the quarter while the acquisition of Bank United Corp. contributed $6.93 billion of commercial loans to our portfolio. These commercial loans should assist in mitigating our exposure to margin compression during periods of rising interest rates, since they generally reprice to market rates more quickly than our home mortgage products. Specialty mortgage finance, consumer and commercial loans also have the benefit of yielding higher margins, compared with our traditional home mortgage products, and have more predictable and stable prepayment rates. Management closely monitors the performance of these loans, since this strategy increases our credit risk.

        We are also striving to increase the proportion of our transaction accounts to total deposits and the proportion of noninterest income to total revenue to mitigate our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts are not sensitive to interest rate fluctuations and provide a growing source of noninterest income.

        In managing the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, our fixed-rate loans are matched with long-term deposits and borrowings, and our ARMs are matched with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps and swaps, and swaptions.

     Management, in conjunction with the Board, has established strict policies and guidelines for the use of derivative instruments. These instruments are not intended to be used as techniques to generate earnings by speculating on the movements in interest rates.

     We held interest rate swaps, interest rate caps and swaptions with notional values of $19.74 billion at March 31, 2001. The interest rate caps, swaps and swaptions are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise. Through the use of these instruments, management attempts to offset increases in interest expense related to these deposits and borrowings and effectively lengthen the repricing period. Thus, we have a degree of interest rate protection when interest rates increase, because these instruments provide a mechanism for repricing the deposits and borrowings to interest rate levels that are generally on pace with current market rates. There can be no assurance that these agreements will provide us with protection in all scenarios or to the full extent of our exposure.

     The impairment in the value of MSR is another significant source of interest rate risk as borrowers may prepay a mortgage loan at any time, sometimes without penalty. As a result, our mortgage-based assets are subject to prepayment risk. This risk generally increases in a declining interest rate environment as prepayments on our mortgage-based assets tend to move inversely with mortgage rates. Increases in prepayments shorten the expected life of MSR, decreasing its economic value and creating impairment.

     The current asset/liability structure of the balance sheet acts, to some extent, as a natural hedge of MSR. Net interest income generally increases in a declining interest rate environment, providing an offset for MSR impairment. We have purchased embedded interest rate floors and investment securities to supplement the natural balance sheet hedge of MSR. The embedded interest rate floors provide a benefit when the specified interest rate index drops below certain levels (strike rate). The amount of the cash flows is based on the difference between the strike rate and the index rate multiplied by the notional amount. As of March 31, 2001, $13.20 billion of interest rate floors have been embedded within certain borrowings, although $5.60 billion of the embedded derivatives do not become effective until the second quarter of 2001 and beyond. The market value of the embedded interest rate floors and the investment securities appreciate as interest rates decline, offsetting the impact of MSR impairment and prepayments. The appreciation of these embedded floors resulted in unrealized gains of approximately $390 million as of March 31, 2001, which were available to hedge our MSR.

        We also hedge the risks associated with the mortgage pipeline. The mortgage pipeline consists of fixed- and adjustable-rate SFR loans, which will be sold in the secondary market. The risk with the mortgage pipeline is that interest rates might rise between the time the customer locks in the interest rate on the loan and the time the loan is sold. This period is usually 30 to 60 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date have already been established. A forward sales agreement, however, is different from an option contract in that we are obligated to deliver the loan to the third party on the agreed upon future date. As a result, if the loans do not fund, we may not have the necessary assets to meet the commitment. Therefore, we would be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we use fallout factors, which represent the percentage of loans that are not expected to close, when calculating the amount of forward sales agreements to execute.

        One additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could be exposed to a financial loss. In order to minimize the risk, all counterparties are evaluated for financial strength on at least an annual basis. Exposure limits are then established for each counterparty. Our primary focus is to deal with well-established, reputable and financially strong firms.

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

     We  monitor  our  ability  to  meet  short-term  cash  requirements   using
guidelines established by our Board. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

     On April 20, 2001, we established a $15 billion Global Bank Note Program (the "Program") for our two most significant banking subsidiaries, WMBFA and WMB. The Program will facilitate issuance of both senior and subordinated debt in the United States and the international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. On April 30, 2001, we sold $1 billion of Trust Preferred Income Equity Redeemable
Securities SM ("PIERS SM") to qualified institutional buyers. The offering consisted of a unit comprised of a trust preferred security and a warrant to purchase Washington Mutual common stock. On May 11, 2001, we sold an additional $150 million of the PIERS SM pursuant to the underwriters' overallotment option. The proceeds from both the Program and the PIERS SM will be used for general corporate purposes, which may include funding future acquisitions.

CAPITAL ADEQUACY

     The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                                                               MARCH 31, 2001
                                                                       ----------------------------------------------------------
                                                                                                                WELL-CAPITALIZED
                                                                         WMBFA          WMB         WMBFSB         MINIMUM
                                                                         -----          ---         ------      -----------------

  Tier 1 capital to adjusted total assets (leverage).............         5.63%         5.83%         7.19%        5.00%
  Tier 1 capital to risk-weighted assets.........................         9.19          9.97         10.92         6.00
  Total risk-based capital to risk-weighted assets...............        10.19         11.06         12.18        10.00

        Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at March 31, 2001.

        Our broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2001, both of our securities subsidiaries were in compliance with their applicable capital requirements.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      See Index of Exhibits on page 35.

      (b)  Reports on Form 8-K


        The Company filed a report on Form 8-K dated January 8, 2001. The report included under Item 5 of Form 8-K a press release announcing that the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of the Corporation.

     The Company filed a report on Form 8-K dated January 17, 2001. The report included under Item 7 of Form 8-K an Amendment No. 1 to Agreement and Plan of Merger dated as of January 5, 2001 between Washington Mutual, Inc. and Bank United Corp.

        The Company filed a report on Form 8-K dated January 18, 2001. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's fourth quarter 2000 financial results and unaudited consolidated financial statements for the quarter and year ended December 31, 2000.

        The Company filed a report on Form 8-K dated January 22, 2001. The report included under Item 9 of Form 8-K a slide presentation provided at a corporate conference on January 22, 2001.

        The Company filed a report on Form 8-K/A dated January 23, 2001. The report included under Item 9 of From 8-K/A an amended slide presentation provided at a corporate conference on January 22, 2001.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

                                   WASHINGTON MUTUAL, INC.

                               By:  /s/   FAY L. CHAPMAN
                                    -------------------------------------
                                    Fay L. Chapman
                                    Senior Executive Vice President

                               By:  /s/   ROBERT H. MILES
                                    -------------------------------------
                                    Robert H. Miles
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS



Exhibit No.
-----------

3.1       Restated  Articles of  Incorporation  of the Company,  as amended (incorporated  by reference to the Company's  Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999.  File No. 0-25188).

3.2       Articles of Amendment to the Amended and Restated Articles of Incorporation of
          Washington Mutual,  Inc. creating a class of preferred  stock, Series RP (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
          2000.  File No. 001-14667).

3.3       Articles of Amendment to the Amended and Restated Articles of Incorporation of
          Washington Mutual,  Inc. creating a class of preferred  stock,  Series H (incorporated  by reference to the Company's  Annual Report on Form 10-K for the year ended December 31,
          2000.  File No. 001-14667).

3.4       Restated Bylaws of the Company (filed herewith).

4.1       Rights  Agreement  dated  December 20, 2000  between the Company and Mellon  Investor
          Services,  L.L.C.  (incorporated  by reference to the Company's Current Report on Form
          8-K filed January 8, 2001.  File No. 0-25188).

4.2       The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

10.1      Second Amendment to the Washington Mutual 1994 Stock Option Plan As Amended and
          Restated as of February 15, 2000 (filed herewith).

10.2      Washington Mutual Equity Incentive Plan As Amended and Restated as of January 16,
          2001 (filed herewith).

10.3      Washington Mutual, Inc. Deferred Compensation Plan for Directors and Certain Highly
          Compensated Employees Amended and Restated Effective April 17, 2001  (filed herewith).

                                       35