Form 10-Q
period 2001-06-30
WASHINGTON MUTUAL INC
filed 2001-08-14
CIK 933136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]





    The number of shares outstanding of the issuer's classes of common stock as of July 31, 2001:

                          Common Stock - 879,443,435(1)



                 (1) Includes 18,000,000 shares held in escrow.

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


PART I    FINANCIAL INFORMATION

Item 1.     Financial Statements
                Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2001 and 2000...........................................    1
                Consolidated Statements of Financial Condition -
                  June 30, 2001 and December 31, 2000.........................................................    2
                Consolidated Statements of Stockholders' Equity and Comprehensive Income -
                  Six Months Ended June 30, 2001 and 2000.....................................................    3
                Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000.....................................................    4
                Notes to Consolidated Financial Statements....................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                Summary Financial Data........................................................................   13
                Overview......................................................................................   13
                Recently Issued Accounting Standards..........................................................   14
                Results of Operations.........................................................................   14
                Review of Financial Condition.................................................................   19
                Asset Quality.................................................................................   23
                Operating Segments............................................................................   27
                Liquidity.....................................................................................   28
                Capital Adequacy..............................................................................   29

Item 3.     Market Risk Management............................................................................   29


PART II   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders................................................   33

Item 6.      Exhibits and Reports on Form 8-K.................................................................   34




     The  information   furnished  in  these  interim  statements  reflects  all adjustments  that  are,  in the opinion  of  management,  necessary  for a fair statement  of the results for such  periods.  Such  adjustments are of a normal recurring nature,  unless otherwise  disclosed in this Form 10-Q. The results of operations in the interim  statements  are not  necessarily  indicative  of the results  that  may  be  expected  for  the  full year.  The  interim  financial information  should be read in conjunction with Washington  Mutual,  Inc.'s 2000
Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION



                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30,                 June 30,
                                                                                   ----------------------   --------------------
                                                                                      2001        2000         2001      2000
                                                                                   ----------  ----------   ----------   -------
                                                                                      (in millions, except per share amounts)
             Interest Income
               Loans............................................................    $2,924     $2,238       $5,735      $4,459
               Available-for-sale securities....................................       940        703        1,972       1,395
               Held-to-maturity securities......................................         -        333            -         672
               Other interest and dividend income...............................        72         88          143         139
                                                                                   -------      -----      -------      ------
                 Total interest income..........................................     3,936      3,362        7,850       6,665
             Interest Expense
               Deposits.........................................................       823        803        1,710       1,591
               Borrowings.......................................................     1,440      1,467        3,107       2,898
                                                                                     -----      -----       ------     -------
                 Total interest expense.........................................     2,263      2,270        4,817       4,489
                                                                                     -----      -----       ------     -------
                 Net interest income............................................     1,673      1,092        3,033       2,176
               Provision for loan and lease losses..............................        92         44          175          85
                                                                                     -----      ------      ------     -------
                 Net interest income after provision for loan and lease losses..     1,581      1,048        2,858       2,091
             Noninterest Income
               Depositor and other retail banking fees..........................       325        240          604         451
               Securities fees and commissions..................................        76         83          149         166
               Insurance fees and commissions...................................        13         11           25          22
               Loan servicing income (expense)..................................       (10)        39          (17)         72
               Loan related income..............................................        92         29          147          53
               Gain from mortgage loans.........................................       215         81          402         142
               Gain (loss) from securities......................................        32         (2)         102         (23)
               Other income.....................................................        62         19          143          40
                                                                                    ------      ------      ------        ----
                 Total noninterest income.......................................       805        500        1,555         923
             Noninterest Expense
               Compensation and benefits........................................       466        336          882         666
               Occupancy and equipment..........................................       190        148          373         300
               Telecommunications and outsourced information services...........       105         77          211         154
               Depositor and other retail banking losses........................        33         23           63          49
               Amortization of goodwill and other intangible assets.............        43         27           79          54
               Other expense....................................................       282        164          524         296
                                                                                     -----      -----        -----       -----
                 Total noninterest expense......................................     1,119        775        2,132       1,519
                                                                                     -----      -----        -----       -----
                 Income before income taxes.....................................     1,267        773        2,281       1,495
               Income taxes.....................................................       469        282          842         546
                                                                                    ------      -----       ------      ------
             Net Income.........................................................    $  798      $ 491       $1,439      $  949
                                                                                    ======      =====       ======      ======
             Net Income Attributable to Common Stock............................    $  796      $ 491       $1,436      $  949
                                                                                    ======      =====       ======      ======

               Net income per common share:
                 Basic..........................................................     $0.93      $0.61        $1.70       $1.17
                 Diluted........................................................      0.91       0.61         1.68        1.17
               Dividends declared per common share..............................      0.22       0.19         0.43        0.37


               Basic weighted average common shares outstanding.................     857.9      798.5        842.6       813.1
               Diluted weighted average common shares outstanding...............     872.8      800.2        855.0       814.6




                 See Notes to Consolidated Financial Statements.

                                         1

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                                June 30,      December 31,
                                                                                                 2001             2000
                                                                                            ---------------   -----------
                                                                                                  (dollars in millions)
Assets
  Cash and cash equivalents..................................................................  $  4,565          $  2,622
  Available-for-sale securities, total amortized cost of $53,148 and $42,288:
    Encumbered................................................................................   31,943            23,576
    Unencumbered..............................................................................   21,507            18,583
                                                                                              ---------          --------
                                                                                                 53,450            42,159
  Held-to-maturity securities, total fair value of zero and $16,486:
    Encumbered................................................................................        -             9,566
    Unencumbered..............................................................................        -             6,999
                                                                                               --------          --------
                                                                                                      -            16,565
  Loans held for sale.........................................................................   20,053             3,404
  Loans held in portfolio.....................................................................  131,551           119,626
    Allowance for loan and lease losses.......................................................   (1,170)           (1,014)
                                                                                               --------          --------
       Total loans held in portfolio, net of allowance for loan and lease losses..............  130,381           118,612
  Mortgage servicing rights ("MSR")...........................................................    6,799             1,017
  Investment in Federal Home Loan Banks ("FHLBs").............................................    3,767             3,260
  Goodwill and other intangible assets........................................................    2,309             1,084
  Other assets................................................................................    7,974             5,993
                                                                                               --------          --------
       Total assets........................................................................... $229,298          $194,716
                                                                                               ========          ========

Liabilities
  Deposits:
    Noninterest-bearing deposits.............................................................  $ 17,685          $  8,755
    Interest-bearing deposits.................................................................   79,269            70,819
                                                                                                -------          --------
       Total deposits.........................................................................   96,954            79,574
  Federal funds purchased and commercial paper...............................................     4,080             4,115
  Securities sold under agreements to repurchase ("repurchase agreements")...................    30,011            29,756
  Advances from FHLBs.........................................................................   63,780            57,855
  Other borrowings............................................................................   15,933             9,930
  Other liabilities...........................................................................    5,129             3,320
                                                                                               --------          --------
       Total liabilities......................................................................  215,887           184,550

Stockholders' Equity
  Common stock, no par value: 1,600,000,000 shares authorized, 878,366,413 and
    809,783,580 shares issued and outstanding.................................................        -                 -
  Capital surplus-- common stock..............................................................    3,336             1,425
  Accumulated other comprehensive income (loss)...............................................      205               (54)
  Retained earnings...........................................................................    9,870             8,795
                                                                                               --------          --------
    Total stockholders' equity................................................................   13,411            10,166
                                                                                               --------          --------
       Total liabilities and stockholders' equity............................................  $229,298          $194,716
                                                                                               ========          ========




                 See Notes to Consolidated Financial Statements.



                                       2

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)





                                                                                      Capital     Accumulated
                                                             Number                  Surplus -       Other
                                                                of                    Common     Comprehensive       Retained
                                                              Shares       Total       Stock     Income (Loss)       Earnings
                                                            ----------  ---------  -----------  --------------     ----------
                                                                                         (in millions)
BALANCE, December 31, 2000................................     809.8    $10,166       $1,425         $ (54)          $8,795
Comprehensive income:
  Net income..............................................         -      1,439            -             -            1,439
  Other comprehensive income, net of tax:
    Net unrealized gain from securities arising during
     the period, net of reclassification adjustments........       -        256            -           256                -
    Net unrealized gain on cash flow hedging instruments..         -          3            -             3                -
                                                                          ------
          Total comprehensive income......................                1,698
Cash dividends declared on common stock...................         -       (361)           -             -             (361)
Cash dividends declared on redeemable preferred stock.....         -         (3)           -             -               (3)
Common stock warrants issued, net of issuance costs.......         -        398          398             -                -
Common stock issued to acquire Bank United Corp...........      63.9      1,389        1,389             -                -
Common stock issued.......................................       4.7        124          124             -                -
                                                               -----      ------      ------        ------           ------
BALANCE, June 30, 2001....................................     878.4    $13,411       $3,336         $ 205           $9,870
                                                              ======     =======      ======        ======           ======


BALANCE, December 31, 1999................................     857.4     $9,053       $2,205         $(674)          $7,522
Comprehensive income:
  Net income..............................................         -        949            -             -              949
  Other comprehensive income (loss), net of tax:
    Net unrealized loss from securities arising during
     the period, net of  reclassification adjustments.....         -       (310)           -          (310)               -
    Minimum pension liability adjustment..................         -          4            -             4                -
                                                                        --------
       Total comprehensive income.........................                  643
Cash dividends declared on common stock...................         -       (308)           -             -             (308)
Common stock repurchased and retired......................     (52.2)      (869)        (869)            -                -
Common stock issued.......................................       3.0         33           33             -                -
                                                               -----     ------       ------         -----           ------
BALANCE, June 30, 2000....................................     808.2     $8,552       $1,369         $(980)          $8,163
                                                               =====     ======       ======         ======          ======



                 See Notes to Consolidated Financial Statements.

                                      3

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 -----------   ---------
                                                                                                     2001         2000
                                                                                                 -----------   ---------
                                                                                                       (in millions)
Cash Flows from Operating Activities
  Net income................................................................................     $  1,439           $ 949
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Provision for loan and lease losses....................................................          175              85
     Gain from mortgage loans...............................................................         (402)           (142)
     (Gain) loss from securities............................................................         (102)             23
     Depreciation and amortization..........................................................          574             306
     Stock dividends from FHLBs.............................................................            -            (114)
     Origination and purchases of loans held for sale, net of principal payments............      (45,067)         (3,761)
     Proceeds from sales of loans held for sale.............................................       34,301           2,797
     Decrease (increase) in other assets....................................................        2,529             (11)
     Increase in other liabilities..........................................................          669             344
                                                                                                  -------          ------
       Net cash (used) provided by operating activities.....................................       (5,884)            476

Cash Flows from Investing Activities
  Purchases of securities...................................................................      (15,860)            (48)
  Sales of originated mortgage-backed securities ("MBS")....................................        3,569               -
  Sales and maturities of other available-for-sale securities...............................       15,886             507
  Principal payments on securities..........................................................        5,278           4,094
  Purchases of investment in FHLBs..........................................................            -            (136)
  Proceeds from sales of loans..............................................................           46          13,027
  Origination and purchases of loans, net of principal payments.............................          485         (15,353)
  Proceeds from sales of foreclosed assets..................................................          126             141
  Net cash used for acquisitions............................................................      (13,693)            (22)
  Purchases of premises and equipment, net..................................................         (338)           (114)
  Purchases of bank owned life insurance....................................................            -          (1,000)
                                                                                                  -------        --------
     Net cash (used) provided by investing activities.....................................         (4,501)          1,096

Cash Flows from Financing Activities
  Increase (decrease) in deposits..........................................................         9,281            (533)
  Increase (decrease) in short-term borrowings.............................................        14,734          (5,348)
  Proceeds from long-term borrowings.......................................................         9,409          14,517
  Repayments of long-term borrowings.......................................................       (19,559)        (11,524)
  Proceeds from FHLBs advances.............................................................        62,269          43,347
  Repayments of FHLBs advances.............................................................       (63,948)        (41,116)
  Cash dividends paid on preferred and common stock........................................          (364)           (308)
  Repurchase of common stock...............................................................             -            (869)
  Common stock warrants issued.............................................................           398               -
  Other....................................................................................           108              32
                                                                                                  -------         -------
       Net cash provided (used) by financing activities....................................        12,328          (1,802)
                                                                                                  -------         --------
       Increase (decrease)  in cash and cash equivalents...................................         1,943            (230)
       Cash and cash equivalents, beginning of period......................................         2,622           3,040
                                                                                                  -------         -------
       Cash and cash equivalents, end of period............................................       $ 4,565         $ 2,810
                                                                                                  =======         =======





                 See Notes to Consolidated Financial Statements.




                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)


                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                   -------------------
                                                                                                     2001       2000
                                                                                                   ---------  --------
                                                                                                      (in millions)
Noncash Activities
  Loans exchanged for MBS..................................................................        $ 2,561      $3,013
  Real estate acquired through foreclosure.................................................            185         136
  Loans originated to facilitate the sale of foreclosed assets.............................              8          22
  Fair value of Bank United Corp. assets acquired..........................................         18,096           -
  Fair value of Bank United Corp. liabilities assumed......................................         17,368           -

Cash Paid During the Period for
  Interest on deposits.....................................................................          1,710       1,539
  Interest on borrowings...................................................................          3,339       3,135
  Income taxes.............................................................................            419           5








                 See Notes to Consolidated Financial Statements.

                                       5

                    WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BUSINESS COMBINATIONS

       On January 31, 2001, Washington Mutual, Inc. acquired the mortgage operations of The PNC Financial Services Group, Inc. for approximately $7 billion in cash, which included repayment of intercompany borrowings to their former parent company. This acquisition was accounted for as a purchase and resulted in the initial recognition of goodwill of approximately $200 million, which is being amortized over 20 years. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. and Washington Mutual Mortgage Securities Corp. The final purchase price is subject to post-closing adjustments, which are in the process of being finalized. The values assigned to assets received and liabilities assumed are subject to change, which would also result in adjustments to the amount of goodwill recorded.

     On February 9, 2001, Washington Mutual, Inc. acquired Texas-based Bank United Corp. This acquisition was accounted for as a purchase and resulted in the initial recognition of goodwill and other intangible assets of approximately $950 million, which are being amortized over periods ranging from seven to 20 years. The Company issued 63.9 million shares of its common stock to acquire Bank United Corp. Each share of Bank United Corp. common stock was converted into 1.95 shares of Washington Mutual, Inc. common stock.

       On June 1, 2001, Washington Mutual, Inc. acquired Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank for approximately $7.5 billion in cash, which included repayment of intercompany borrowings to their former parent company. This acquisition was accounted for as a purchase and resulted in the initial recognition of goodwill of approximately $160 million, which is being amortized over 20 years. The initial allocation of the purchase price to specific assets and liabilities was based on estimates that are in the process of being finalized. Changes to these estimates would result in adjustments to the amount of goodwill recorded.

         On June 25, 2001, Washington Mutual announced the signing of a definitive agreement to acquire Dime Bancorp, Inc. ("Dime") for approximately $5.2 billion in stock and cash. The transaction, which is subject to regulatory approval and the approval of Dime stockholders, is anticipated to close in the first quarter of 2002.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS
COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

NOTE 2:  EARNINGS PER SHARE

       On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50 percent stock dividend. The stock split was paid on May 15, 2001 to shareholders of record as of April 30, 2001. All prior share and per share amounts have been restated to reflect the stock split.

       Information used to calculate earnings per share ("EPS") was as follows:

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                             --------------------------      ---------------------
                                                                 2001           2000          2001          2000
                                                             ------------  ------------      ----------  ---------
                                                                     (in millions, except per share amounts)
     Net income
     ----------
       Net income.........................................      $798           $491           $1,439          $949
       Accumulated dividends on preferred stock...........        (2)             -               (3)            -
                                                                -----          ----           ------          ----
       Net income attributable to common stock............      $796           $491           $1,436          $949
                                                                ====           ====           ======          ====

     Weighted average shares
     -----------------------
       Weighted average number of common shares
           outstanding....................................     857.9          798.5            842.6         813.1
       Dilutive effect of potential common shares from:
         Stock options.....................................      8.7            1.7              8.9           1.5
         Premium Income Equity Securities SM...............      1.5              -              1.2             -
         Trust Preferred Income Equity Redeemable
          Securities SM.....................................     4.7              -              2.3             -
                                                              ------          -----            -----         -----
     Total dilutive effect of potential common shares......     14.9            1.7             12.4           1.5
                                                              ------          -----            -----         -----
     Diluted weighted average number of common
           shares outstanding.............................     872.8          800.2            855.0         814.6
                                                               =====          =====            =====         =====
     Net income per common share
     ---------------------------
       Basic..............................................     $0.93          $0.61            $1.70         $1.17
       Diluted............................................      0.91           0.61             1.68          1.17


       Options to purchase an additional 42,546 shares of common stock, with an exercise price ranging from $36.22 per share to $38.90 per share, were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

       Additionally, as part of the business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2001, the conditions were not met, and, therefore, the shares were not included in the above computations.


NOTE 3:  MORTGAGE BANKING ACTIVITIES

       Changes in the loan servicing portfolio with MSR were as follows:

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                             ------------------------  -------------------------
                                                                                 2001         2000         2001           2000
                                                                             -----------  -----------  -----------    ----------
                                                                                               (in millions)
          Balance, beginning of period......................................   $212,250     $64,273      $ 79,335       $55,268
          Additions through acquisitions....................................    133,028           -       255,634             -
          Additions.........................................................     36,160       8,432        57,369        19,057
          Loan payments and other...........................................    (20,978)     (2,205)      (31,878)       (3,825)
                                                                               --------     -------      --------       -------
          Balance, end of period............................................   $360,460     $70,500      $360,460       $70,500
                                                                               ========     =======      ========       =======


       Changes in the balance of MSR were as follows:

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                             ------------------------  ---------------------
                                                                                 2001         2000         2001         2000
                                                                             -----------  -----------  -----------  --------
                                                                                               (in millions)
           Balance, beginning of period....................................    $3,456         $768        $1,017       $643
           Additions through acquisitions..................................     2,681            -         4,823          -
           Additions.......................................................       945          102         1,429        253
           Amortization....................................................      (208)         (29)         (332)       (55)
           Impairment adjustment...........................................       (75)           -          (138)         -
                                                                               ------         ----        ------       ----
           Balance, end of period(1).......................................    $6,799         $841        $6,799       $841
                                                                               ======         ====        ======       ====
           ----------------
           (1)   At June 30, 2001 and 2000, aggregate MSR fair value was $7.0 billion and $1.1 billion.


       Changes in the valuation allowance for impairment of MSR were as follows:

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                             ------------------------  ---------------------
                                                                                 2001         2000         2001       2000
                                                                             -----------  -----------  -----------  --------
                                                                                               (in millions)

           Balance, beginning of period...................................    $ 75           $  4         $ 12        $ 4
           Net change.....................................................      75              -          138          -
                                                                              ----           ----         ----        ---
           Balance, end of period ........................................    $150           $  4         $150        $ 4
                                                                              ====           ====         ====        ====




NOTE 4:  RECENTLY ADOPTED ACCOUNTING STANDARD

       On January 1, 2001, the Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

       The initial application of SFAS No. 133 did not have a significant impact on earnings and other comprehensive income and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):

Increase in fair value of derivatives classified as assets....................      $   151
Increase in fair value of derivatives classified as liabilities...............           66
Increase in the book value of hedged borrowings...............................          129
Increase in the book value of MSR.............................................          126
Increase in available-for-sale securities.....................................       14,651
Increase in other assets......................................................        1,788
Decrease in held-to-maturity securities.......................................      (16,565)

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

COMPANY'S USE OF DERIVATIVES

HEDGES OF BORROWINGS

        The derivatives used by the Company include interest rate swaps and caps, which change the interest rate characteristics of certain assets and liabilities. Similarly, the Company uses swaptions to change the interest rate characteristics of certain anticipated transactions. Interest rate swaps wherein the Company receives a fixed rate of interest are typically designated as fair value hedges against fixed-rate liabilities. Interest rate swaps, wherein the Company pays a fixed rate of interest, and interest rate caps are typically designated as cash flow hedges against variable-rate liabilities. Interest rate swaptions, in which the Company has an option to engage in an interest rate swap, are designated as cash flow hedges of anticipated issuances of debt.

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

HEDGES OF LOANS HELD FOR SALE

       Loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with loans held for sale by entering into forward sales agreements. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. In these cases, the change in fair value of the hedged loans is recorded in earnings.

QUANTITATIVE DISCLOSURES

       As of June 30, 2001, $51 million of deferred net losses on derivative instruments, which are included in other comprehensive income, are expected to be reclassified as earnings during the next twelve months along with the effects of the forecasted transactions being hedged. The maximum elapsed time before the occurrence of the anticipated transactions that the Company is hedging is two years. The Company has not discontinued any derivative instruments due to a change in the probability of a forecasted transaction. The change in the time value of interest rate swaptions increased interest expense by $42 million for the quarter ended June 30, 2001. This amount was excluded from the assessment of hedge effectiveness.

       At June 30, 2001, the Company had recorded an asset of approximately $152 million, representing the estimated value associated with the servicing of loans that had not yet been sold. This amount was included in gain from mortgage loans for the quarter ended June 30, 2001. The FASB is currently considering whether the value associated with servicing rights should, in fact, be recognized in earnings before the related loans are sold. The outcome of this deliberation would not impact the ultimate amount of gain that is recognized, but it would affect the timing of the gain recognition.

NOTE 5:  OPERATING SEGMENTS

       Effective January 1, 2001, the Company realigned its lines of business. In connection with this realignment, the Company identified three major operating segments for the purpose of management reporting: Banking and Financial Services, Home Loans and Insurance Services and Specialty Finance. The Company also enhanced its segment reporting process methodologies. These methodologies are based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. New methodologies that are now applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) the calculation of the provision for loan and lease losses that is based on management's current assessment of the long-term, normalized net charge off ratio for loan products within each segment; and (3) the utilization of an activity-based costing approach to measure allocations of operating expenses between the segments. Historical periods have been restated to conform to this new presentation.

       The Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. In addition to traditional banking products, Banking & FS offers investment management, securities brokerage services and annuity products through the Company's subsidiaries and affiliates. The group's services are provided to over five million consumer and business households and are offered through multiple delivery channels, including branches, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

       The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, and services the Company's single-family residential ("SFR") mortgage assets. These mortgage assets may either be retained in the Company's loan portfolio, or sold or securitized through secondary market channels. The group's products are made available to consumers through various distribution channels, which include retail home loan centers, wholesale home loan centers, financial centers and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of all consumers doing business with the Company. Additionally, the Home Loans Group manages the activities of the Company's captive reinsurance programs.

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

       Financial highlights by operating segment were as follows:

                                                                  Three Months Ended June 30, 2001
                                          ------------------------------------------------------------------------------------------
                                              Banking and         Home Loans and       Specialty    Corporate Support/
                                          Financial Services    Insurance Services      Finance          Other                Total
                                          ------------------  ---------------------  ------------   ----------------------  --------
                                                                              (in millions)
Condensed income statement:
  Net interest income...................            $508                $545             $253               $367             $1,673
  Provision for loan and lease losses...              21                  34               54                (17)                92
  Noninterest income....................             443                 300               20                 42                805
  Noninterest expense...................             596                 308               65                150              1,119
  Income taxes..........................             130                 187               55                 97                469
                                                    ----                ----             ----               ----             ------
  Net income............................            $204                $316             $ 99               $179             $  798
                                                    ====                ====             ====               ====             ======
    Total average assets................         $15,725            $147,111          $30,356           $ 30,650           $223,842
    Total average liabilities...........          84,318               9,145            3,177            114,315            210,955

                                                                  Three Months Ended June 30, 2000
                                          ------------------------------------------------------------------------------------------
                                              Banking and         Home Loans and       Specialty    Corporate Support/
                                          Financial Services    Insurance Services      Finance          Other                Total
                                          ------------------  ---------------------  ------------   ----------------------  --------
                                                                              (in millions)
Condensed income statement:
  Net interest income...................            $511                $398             $184               $ (1)            $1,092
  Provision for loan and lease losses...              16                  23               36                (31)                44
  Noninterest income....................             349                 146                8                 (3)               500
  Noninterest expense...................             495                 150               45                 85                775
  Income taxes..........................             133                 141               41                (33)               282
                                                    ----                ----             ----               -----              ----
  Net income............................            $216                $230             $ 70               $(25)              $491
                                                    ====                ====             ====               =====              ====

    Total average assets................         $11,637            $120,244          $22,499            $29,333           $183,713
    Total average liabilities...........          79,979                 181              393             94,616            175,169

                                                                    Six Months Ended June 30, 2001
                                          ------------------------------------------------------------------------------------------
                                              Banking and         Home Loans and       Specialty    Corporate Support/
                                          Financial Services    Insurance Services      Finance          Other                Total
                                          ------------------  ---------------------  ------------   ----------------------  --------
                                                                              (in millions)
  Condensed income statement:
  Net interest income...................          $1,031                 $969            $476               $557             $3,033
  Provision for loan and lease losses...              43                   65             104                (37)               175
  Noninterest income....................             827                  608              36                 84              1,555
  Noninterest expense...................           1,160                  541             127                304              2,132
  Income taxes..........................             252                  365             103                122                842
                                                  ------                 ----            ----               ----             ------
  Net income............................          $  403                 $606            $178               $252             $1,439
                                                  ======                 ====            ====               ====             ======

    Total average assets................         $15,110             $144,904         $28,935           $ 29,385           $218,334
    Total average liabilities...........          84,069                6,851           2,627            112,612            206,159

                                                                    Six Months Ended June 30, 2000
                                          ------------------------------------------------------------------------------------------
                                              Banking and         Home Loans and       Specialty    Corporate Support/
                                          Financial Services    Insurance Services      Finance          Other                Total
                                          ------------------  ---------------------  ------------   ----------------------  --------
                                                                              (in millions)
Condensed income statement:
  Net interest income...................            $985                 $802            $362               $ 27             $2,176
  Provision for loan and lease losses...              30                   47              72                (64)                85
  Noninterest income....................             669                  263              17                (26)               923
  Noninterest expense...................             975                  284              93                167              1,519
  Income taxes..........................             246                  279              81                (60)               546
                                                    -----                ----            ----                ---              -----
  Net income............................            $403                 $455            $133               $(42)             $ 949
                                                    ====                 ====            ====               =====             =====

    Total average assets................         $11,447             $121,616         $22,144            $29,838           $185,045
    Total average liabilities...........          80,302                  178             390             95,460            176,330


                                       12

SUMMARY FINANCIAL DATA

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                              ------------------------  ----------------------
                                                                                  2001         2000         2001         2000
                                                                              -----------  -----------  -----------  --------
                                                                                             (dollars in millions,
                                                                                           except per share amounts)
         Net income.......................................................       $ 798        $491         $1,439         $949
         Net income per diluted common share..............................       $0.91       $0.61          $1.68        $1.17

         Return on average assets.........................................        1.43%       1.07%          1.32%       1.03%
         Return on average common equity..................................       24.72       22.97          23.59       21.78
         Efficiency ratio, excluding amortization of goodwill and other
            intangible assets.............................................       43.40       46.99          44.75       47.29
         Efficiency ratio, including amortization of goodwill and other
            intangible assets.............................................       45.14       48.69          46.47       49.03


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

OVERVIEW

     Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. Our principal banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities, cash management, and deposit services. We originate, purchase, sell and service specialty mortgage finance loans through other subsidiaries, Washington Mutual Finance Corporation ("Washington Mutual Finance") and Long Beach Mortgage Company ("Long Beach Mortgage"). Washington Mutual Finance also provides direct installment loans and related credit insurance services and purchases retail installment contracts. The Company also markets annuities and other insurance products, offers full service securities brokerage, and acts as the investment advisor to and the distributor of mutual funds.

     The acquisition of Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank (collectively, "Fleet Mortgage") added approximately $7.8 billion in assets during the second quarter of 2001. The acquisitions of Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. added approximately $26.3 billion in assets during the first quarter of 2001. These acquisitions contributed significantly to the growth in our mortgage banking business, and accordingly, resulted in significant increases in our mortgage servicing rights ("MSR") and loan servicing portfolios. The balance of MSR increased by $5.8 billion and the loan servicing portfolio with MSR increased by $281.1 billion during the first half of 2001. Of these increases, $4.8 billion and $255.6 billion, respectively, were attributable to the acquisitions.

       Variances in the amounts reported on the Statements of Income between the quarter and six months ended June 30, 2001 and the comparable periods in 2000 are partially attributable to the results from the mortgage operations of The PNC Financial Services Group, Inc., from Bank United Corp., and from Fleet Mortgage, which were acquired on January 31, 2001, February 9, 2001, and June 1, 2001, respectively. These acquisitions, referred to hereafter as the "Acquired Companies," were accounted for as purchase transactions; therefore, the results of those operations are not included in the prior periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 142 would reduce goodwill amortization by approximately $135 million ($105 million after tax) on an annual basis. Approximately $35 million in other intangible assets ($25 million after tax) would continue to be amortized annually. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

RESULTS OF OPERATIONS

       NET INCOME. Our net income for the quarter and six months ended June 30, 2001 was $798 million and $1.4 billion, compared with $491 million and $949 million for the same periods in 2000. We had diluted earnings per share of $0.91 and $1.68 for the quarter and six months ended June 30, 2001. For the quarter and six months ended June 30, 2000, we had diluted earnings per share of $0.61 and $1.17.

       NET INTEREST INCOME. Net interest income was $1.7 billion and $3.0 billion for the quarter and six months ended June 30, 2001, compared with $1.1 billion and $2.2 billion for the same periods in 2000. The increase in net interest income was primarily due to a significant improvement in the net interest margin. The net interest margin was 3.21% and 2.94% for the quarter and six months ended June 30, 2001, compared with 2.43% and 2.41% for the same periods in 2000. The increase in the margin was primarily due to significantly lower wholesale borrowing rates during the second quarter of 2001, as compared with the second quarter of 2000. Since our wholesale borrowing rates are closely correlated with interest rate policy changes made by the Federal Reserve and reprice more quickly to current market rates than our interest-earning assets, the margin benefited from the Federal Reserve's 275 basis point reduction to the Federal Funds rate, which has occurred over the course of the first half of this year. An increase in interest-earning assets, primarily resulting from the addition of the Acquired Companies, also contributed to the growth in net interest income. Even if no further reductions in the Federal Funds rate occur, we expect the margin will continue to expand during the third quarter as the full effect of the rate reductions that occurred during the latter part of the second quarter further reduce our wholesale borrowing costs.

     Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

                                                                                 Three Months Ended June 30,
                                                          --------------------------------------------------------------------------
                                                                       2001                                  2000
                                                          -------------------------------------    ---------------------------------
                                                                                      Interest                            Interest
                                                              Average                Income or      Average               Income or
                                                              Balance         Rate    Expense       Balance     Rate       Expense
                                                          ------------       -----   ---------      ---------   ----       --------
                                                                                         (dollars in millions)
Assets
Loans(1)..............................................      $148,704          7.87%    $2,924      $113,598     7.88%       $2,238
MBS...................................................        43,051          7.26        781        59,525     6.90         1,026
Investment securities and other.......................        15,794          5.86        231         4,674     8.43            98
                                                            --------                    ------      -------                 ------
           Total interest-earning assets..............       207,549          7.59      3,936       177,797     7.57         3,362
Other assets..........................................        16,293                                  5,916
                                                            --------                               --------
           Total assets...............................      $223,842                               $183,713
                                                            ========                               ========

Liabilities
Deposits:
    Checking accounts.................................     $ 20,856           0.43        22       $ 14,376     0.37            13
    Savings accounts and money market deposit
       accounts ("MMDAs").............................       36,580           3.25       296         29,265     3.99           290
    Time deposit accounts.............................       37,393           5.41       505         36,698     5.48           500
                                                            -------                     ----         ------                   ----
          Total deposits.............................        94,829           3.48       823         80,339     4.02           803

Borrowings:
    Securities sold under agreements to repurchase
           ("repurchase agreements")..................        30,295          4.45       336         26,695     6.28           417
    Advances from Federal Home Loan Banks
           ("FHLBs")..................................        62,241          5.29       820         57,622     6.24           893

    Federal funds purchased and commercial paper......         4,661          4.56        53          2,159     6.24            34
    Other.............................................        12,813          7.20       231          6,427     7.70           123
                                                             -------                   -----         ------                   ----
           Total borrowings...........................       110,010          5.25     1,440         92,903     6.35         1,467
                                                             -------                   -----         ------                  -----
           Total interest-bearing liabilities.........       204,839          4.43     2,263        173,242     5.27         2,270
Other liabilities.....................................         6,116                                  1,927
                                                             -------                                -------
           Total liabilities..........................       210,955                                175,169
Stockholders' Equity..................................        12,887                                  8,544
                                                             -------                                -------
Total liabilities and stockholders' equity............      $223,842                               $183,713
                                                            ========                               ========
Net interest spread and net interest income...........                        3.16     $1,673                   2.30       $1,092
                                                                                       ======                              ======
Net interest margin...................................                        3.21                              2.43

---------------
  (1)  Nonaccrual loans were included in the average loan amounts outstanding.




                                                                                     Six Months Ended June 30,
                                                          --------------------------------------------------------------------------
                                                                       2001                                  2000
                                                          -------------------------------------    ---------------------------------
                                                                                      Interest                            Interest
                                                              Average                Income or      Average               Income or
                                                              Balance         Rate    Expense       Balance      Rate       Expense
                                                          ------------       -----   ---------      ---------   ----       --------
                                                                                         (dollars in millions)
Assets
Loans(1)..............................................      $142,813          8.04%    $5,735      $114,944     7.76%       $4,459
MBS...................................................        48,450          7.17      1,738        59,786     6.85         2,048
Investment securities and other.......................        12,690          5.96        377         4,397     7.24           158
                                                            --------                    -----       -------                 ------
           Total interest-earning assets..............       203,953          7.70      7,850       179,127     7.44         6,665
Other assets..........................................        14,381                                  5,918
                                                            --------                                -------
           Total assets...............................      $218,334                               $185,045
                                                            ========                               ========

Liabilities
Deposits:
    Checking accounts.................................     $ 18,991           0.54         51      $ 13,946     0.46            32
    Savings accounts and MMDAs........................       35,759           3.65        648        29,559     3.90           573
    Time deposit accounts.............................       36,506           5.59      1,011        37,148     5.34           986
                                                           --------                     ------       ------                  -----
           Total deposits.............................       91,256           3.78      1,710        80,653     3.97         1,591
Borrowings:
    Repurchase agreements.............................       30,667           5.24        797        27,765     6.10           842
    Advances from FHLBs...............................       64,248           5.57      1,776        57,517     6.11         1,747
    Federal funds purchased and commercial paper......        4,876           5.23        126         2,215     6.09            67
    Other.............................................       11,644           7.07        408         6,318     7.69           242
                                                           --------                     -----        ------                  -----
           Total borrowings...........................      111,435           5.62      3,107        93,815     6.21         2,898
                                                           --------                     -----        ------                  -----
           Total interest-bearing liabilities.........      202,691           4.79      4,817       174,468     5.17         4,489
                                                                                        -----                                -----
Other liabilities.....................................        3,468                                   1,862
                                                           --------                                 -------
           Total liabilities..........................      206,159                                 176,330
Stockholders' Equity..................................       12,175                                   8,715
                                                            -------                                 -------
Total liabilities and stockholders' equity............     $218,334                                $185,045
                                                           ========                                ========
Net interest spread and net interest income...........                        2.91     $3,033                   2.27        $2,176
                                                                                       ======                               ======
Net interest margin...................................                        2.94                              2.41

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

       NONINTEREST INCOME.  Noninterest income consisted of the following:


                                                                       Three Months Ended                        Six Months Ended
                                                                            June 30,                                   June 30,
                                                              ----------------------------------   ---------------------------------
                                                                                      Percentage                         Percentage
                                                                  2001        2000      Change        2001     2000      Change
                                                               --------   ----------- - -------  -----------  ----------- --------
                                                                                         (dollars in millions)
            Depositor and other retail
                banking fees..............................        $325       $240        35%           $ 604       $451       34%
            Securities fees and commissions...............          76         83        (8)             149        166      (10)
            Insurance fees and commissions................          13         11        18               25         22       14

            Loan servicing income.........................         312         84       271              511        158      223
            Amortization of MSR...........................        (208)       (29)      617             (332)       (55)     504
            Impairment of MSR.............................         (75)         -         -             (138)         -        -
            Other loan servicing expense..................         (39)       (16)      144              (58)       (31)      87
                                                                 ------     -----                       -----       ----
              Net loan servicing income (expense).........         (10)        39      (126)             (17)        72     (124)

            SFR mortgage related income...................          82         28       193              130         51      155
            Other loan related income......................         10          1       900               17          2      750
                                                                 ------      -----                      -----       ----
              Loan related income.........................          92         29       217              147         53      177

            Gain from mortgage loans:
              Realized.....................................        148         81        83              242        142       70
              Net change in unrealized.....................         67          -         -              160          -        -
                                                                ------      -----                      -----       -----
                Total gain from mortgage loans.............        215         81       165              402        142      183

            Gain from sale of originated MBS...............         22          -         -               71          -        -
            Gain (loss) from sale of other
                available-for-sale securities..............         10         (2)        -               31        (23)       -
                                                                   ---       ----                      -----      ------
                 Gain (loss) from securities................        32         (2)        -              102        (23)       -

            Other income.....................................       62         19       226              143         40      258
                                                                  ----      -----                      -----     ------
               Total noninterest income......................     $805       $500        61           $1,555       $923       68
                                                                  ====       ====                     =======    ======

       The quarter and year-to-date increases in depositor and other retail banking fees were primarily due to collecting more nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by more than 861,000 or 19% over the past year. This increase included 271,183 checking accounts acquired from Bank United Corp. during the first quarter of 2001.

       The decreases in securities fees and commissions were due to lower sales of investment products, largely a result of continued investor uncertainty regarding the stock market.

       The growth in MSR to $6.8 billion at June 30, 2001 from $1.0 billion at year-end 2000 was the primary cause of the $179 million increase in MSR amortization during the second quarter of 2001, while the impact of high prepayment rates on the underlying MSR servicing portfolio was largely the cause of the $75 million MSR impairment. We partially offset this impairment by selling originated MBS at a gain of $22 million during the quarter ended June 30, 2001. Correspondingly, during the first six months of 2001, MSR amortization increased $277 million, and MSR impairment was $138 million. We partially offset the impairment by selling originated MBS and other available-for-sale securities at a gain of $102 million during the six months ended June 30, 2001.

       As a result of the increase in the unpaid principal balance of the loan servicing portfolio to $365.7 billion at June 30, 2001 from $85.9 billion at year-end 2000, we anticipate a significant increase in loan servicing income in the second half of 2001, compared with the second half of 2000. Over time, net loan servicing income should also increase when long-term interest rates stabilize and prepayment activity diminishes accordingly.

       A significant portion of the growth in loan related income during the quarter and six months ended June 30, 2001 was due to higher loan prepayment fees as a result of the higher level of refinancing activity.

       The increase in gain from mortgage loans for all periods presented reflected the addition of the loan origination operations of the Acquired Companies, a substantial increase in fixed-rate single-family residential ("SFR") loan volume due to refinancing activity, and the impact of the adoption of SFAS No. 133. During the second quarter of 2001, we recorded realized gains of $148 million from the sale of $25.3 billion of current loan production. During the first half of 2001, we recorded realized gains of $242 million from the sale of $34.8 billion of current loan production. Our adoption of SFAS No. 133 on January 1, 2001 had the net impact of increasing the gain from mortgage loans by $67 million and $160 million for the quarter and six months ended June 30, 2001. The majority of the loan production that is associated with the year-to-date net unrealized gain from mortgage loans of $160 million is expected to be sold in the third quarter of 2001. The FASB is currently considering whether the value associated with servicing rights should be recognized in earnings before the related loans are sold. The outcome of this deliberation would not impact the ultimate amount of gain that is recognized, but it would affect the timing of the gain recognition.

       If mortgage rates do not decline further, we would expect the current level of gains to diminish as refinancing activity declines.

       During the quarter and six months ended June 30, 2001, other income included $28 million and $53 million of income from our Bank Owned Life Insurance program and reinsurance program. During the first half of 2001, we recognized a gain of $32 million on Concord EFS, Inc. ("Concord") stock as a result of the Star Systems, Inc. sale to Concord. We donated the Concord stock to the Washington Mutual Foundation; therefore, there is a similar increase in "other expense."

       NONINTEREST EXPENSE.  Noninterest expense consisted of the following:

                                                               Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                        ------------------------------------  ------------------------------------
                                                                               Percentage                             Percentage
                                                          2001        2000        Change        2001         2000        Change
                                                        ----------- --------    -------        -------     -------    ---------
                                                                                   (dollars in millions)
Compensation and benefits.............................. $  466       $336          39%        $  882        $  666          32%
Occupancy and equipment................................    190        148          28            373           300          24
Telecommunications and outsourced information services.    105         77          36            211           154          37
Depositor and other retail banking losses..............     33         23          43             63            49          29
Amortization of goodwill and other intangible assets...     43         27          59             79            54          46
Advertising and promotion..............................     51         42          21             83            63          32
Postage................................................     33         25          32             62            48          29
Professional fees......................................     51         22         132             88            43         105
Regulatory assessments.................................      8          8           -             17            16           6
Office supplies........................................     11          7          57             19            16          19
Travel and training....................................     25         16          56             47            30          57
Other expense..........................................    103         44         134            208            80         160
                                                        ------       ----                     ------        ------
    Total noninterest expense.......................... $1,119       $775          44         $2,132        $1,519          40
                                                        ======       ====                     ======        ======

       The Acquired Companies significantly contributed to the increases in compensation and benefits expense during the quarter and six months ended June 30, 2001. In addition, employee base compensation and employee benefits expense increased due to hiring additional staff to support our expanding operations.

       The increases in occupancy and equipment expense resulted from higher rent expense related to existing and new properties, increases in maintenance and depreciation expense, and the Acquired Companies.

       The increases in telecommunications and outsourced information services expense during the 2001 periods were attributable to higher rates, effective the beginning of the year, with a third party service provider, increased use of data processing, and the Acquired Companies.

       The increases in advertising and promotion expense were related to the Acquired Companies as well as additional costs associated with campaigns for various loan and deposit products.

       The increases in professional fees were attributable to various projects related to technology development as well as developing and delivering new products.

       During the second quarter and first half of 2001, other expense included higher loan expenses due to an overall increase in loan originations and purchases. Additionally, the second quarter of 2001 included increases in contributions and other outside services. The increase in the first half of 2001 was also due, in part, to the donation of the Concord investment to the Washington Mutual Foundation.

 REVIEW OF FINANCIAL CONDITION

        ASSETS. At June 30, 2001, our assets were $229.3 billion, an increase of 18% from $194.7 billion at December 31, 2000. The increase was attributable to the Acquired Companies.

       SECURITIES. Our securities portfolio declined $5.2 billion to $53.5 billion at June 30, 2001 from $58.7 billion at December 31, 2000. The lower interest rate environment contributed to the decrease in our MBS portfolio, as principal paydowns accelerated due to high refinancing activity. The decline in our MBS was also caused, in part, by our decision to sell certain securities in our available-for-sale portfolio to mitigate declines in the value of our MSR portfolio. We purchased investment securities consisting primarily of U.S. Government bonds to provide an economic hedge to the value of our MSR, and enhance the diversification and liquidity of our balance sheet. With the adoption of SFAS No. 133, we reclassified our held-to-maturity securities to available-for-sale.

       Securities consisted of the following:

                                                                                                June 30,      December 31,
                                                                                                    2001             2000
                                                                                            ---------------   -----------
                                                                                                      (in millions)
      Available-for-sale securities, total amortized cost of $53,148 and $42,288:
        MBS...................................................................................  $41,029          $40,349
        Other investment securities...........................................................   12,421            1,810
                                                                                                -------          -------
                                                                                                $53,450          $42,159
                                                                                                =======          =======
     Held-to-maturity securities, total fair value of $16,486 at December 31, 2000:
        MBS...................................................................................  $     -          $16,428
        Other investment securities...........................................................        -              137
                                                                                                -------         --------
                                                                                                $     -          $16,565
                                                                                                =======          =======

                                       19

     At June 30, 2001, 70% of MBS were adjustable rate. Of the adjustable-rate MBS, 58% were indexed to the 11th District monthly weighted average cost of funds index ("COFI"), 25% to U.S. Treasury indices, and 17% to other indices. The remaining 30% of MBS were fixed rate. At December 31, 2000, 60% of MBS were adjustable rate. Of the adjustable-rate MBS, 52% were indexed to COFI, 34% to U.S. Treasury indices, and 14% to other indices. The remaining 40% of MBS were fixed rate. Although the percentage of our MBS tied to COFI increased, it was due to sales of U.S. Treasury-indexed MBS during the first half of 2001. Consistent with our ongoing strategy to direct our originated, adjustable-rate MBS portfolio towards a higher concentration of U.S. Treasury-indexed securities, substantially all of our adjustable-rate mortgage ("ARM") loan originations during the first half of 2001 were based on rates that are indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA"). Accordingly, we expect that our internal originations of ARMs will provide the largest source for future additions to our adjustable-rate MBS portfolio.

       LOANS.  Total loans consisted of the following:

                                                                                              June 30,     December 31,
                                                                                                2001           2000
                                                                                         -------------    -------------
                                                                                                  (in millions)

Loans held for sale........................................................................  $ 20,053          $   3,404

Loans held in portfolio:
    SFR.....................................................................................   81,880             80,181
    Specialty mortgage finance..............................................................    8,290              6,783
                                                                                            ---------          ---------
         Total SFR loans....................................................................   90,170             86,964
    SFR construction........................................................................    2,790              1,431
    Second mortgage and other consumer:
         Banking subsidiaries...............................................................    9,681              7,992
         Washington Mutual Finance..........................................................    2,518              2,486
    Commercial business.....................................................................    5,074              2,274
    Commercial real estate:
         Apartment buildings................................................................   16,581             15,657
         Other commercial real estate.......................................................    4,737              2,822
                                                                                            ---------           --------
             Total loans held in portfolio.................................................  $131,551           $119,626
                                                                                            =========           ========

       Loan volume (originations and purchases) was as follows:

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                              ------------------------  ---------------------
                                                                                  2001         2000         2001         2000
                                                                              -----------  -----------  -----------  --------
                                                                                                 (in millions)

         SFR:
           ARMs...........................................................     $  6,607       $10,220      $13,852      $18,191
           Fixed rate.....................................................       27,677         1,393       38,838        2,132
           Specialty mortgage finance.....................................        2,987         2,801        5,220        4,309
                                                                               ---------     ---------    ---------     -------
             Total SFR loan volume........................................       37,271        14,414       57,910       24,632
         SFR construction.................................................        1,087           541        2,284          968
         Second mortgage and other consumer:
           Banking subsidiaries...........................................        2,165         1,300        3,500        2,196
           Washington Mutual Finance......................................          505           661          954        1,174
         Commercial business..............................................          819           704        1,575        1,150
         Commercial real estate:
           Apartment buildings............................................          588           412        1,068          884
           Other commercial real estate...................................          230            50          410          134
                                                                                -------      --------       ------      --------
             Total loan volume............................................      $42,665       $18,082      $67,701      $31,138
                                                                                =======       =======      =======      =======

                                     20

       Loan volume by channel was as follows:

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                             ------------------------  ---------------------
                                                                                 2001         2000         2001         2000
                                                                             -----------  -----------  -----------  --------
                                                                                               (in millions)

                  Originated................................................   $28,791      $15,856       $49,199      $28,021
                  Purchased/Correspondent...................................    13,874        2,226        18,502        3,117
                                                                                ------      -------       -------     --------
                     Total loan volume by channel...........................   $42,665      $18,082       $67,701      $31,138
                                                                               =======      =======       =======      =======


       Refinancing activity was as follows:

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                             ------------------------  ---------------------
                                                                                 2001         2000         2001         2000
                                                                             -----------  -----------  -----------  --------
                                                                                               (in millions)

                  SFR:
                    ARMs..................................................... $ 4,493        $3,136     $  8,814        $6,106
                    Fixed rate...............................................  18,820           270       25,111           471
                  SFR construction...........................................      10             7           16            12
                  Commercial real estate:
                    Apartment buildings......................................     417           173          612           348
                    Other commercial real estate.............................      83            79          141           193
                                                                               ------        ------      -------       -------
                      Total refinances....................................... $23,823        $3,665      $34,694        $7,130
                                                                              =======        ======      =======        ======

     The increase in loans held for sale was largely the result of significantly higher fixed-rate loan production, which occurred due to lower mortgage rates that led to substantially higher volumes of refinancing activity. Loan applications increased beginning in the second half of the first quarter of 2001. We expect that loan volume will remain high during the third quarter, but will lessen once interest rates stabilize and refinancing activity diminishes. Although this will have the effect of reducing the volume of fixed-rate loan production, we expect to generate higher levels of fixed-rate loans than our historical experience, largely due to the loan origination operations of the Acquired Companies.

       The increase in loans held in portfolio was substantially due to the acquisition of Bank United Corp. This increase was partially offset by higher levels of prepayment activity within our SFR (excluding specialty mortgage finance) portfolio. Substantially all of this portfolio at June 30, 2001 and December 31, 2000 was comprised of ARMs. We do not anticipate that fully-indexed rates on monthly ARMs will fall below fixed rates until later this year. Until this occurs, we expect refinancing activity to remain at historically high levels; consequently, there may be further shrinkage in the portfolio of ARMs.

       The increased volume of purchased loans during the 2001 periods was primarily due to the mortgage operations of The PNC Financial Services Group, Inc. and Fleet Mortgage, which added $11.9 billion and $3.9 billion, respectively, in correspondent loans during the first half of 2001. Purchases of specialty mortgage finance loans were $1.4 billion and $2.5 billion for the second quarter and first six months of 2001, compared with $1.6 billion and $2.2 billion for the same periods a year ago.

       MSR. Our MSR increased significantly to $6.8 billion at June 30, 2001 from $1.0 billion at December 31, 2000. The Acquired Companies added $4.8 billion to our MSR portfolio at the time of the acquisitions. Our loan servicing portfolio with MSR increased $281.1 billion for the six months ended June 30, 2001, which was substantially attributable to the Acquired Companies.

       Total servicing portfolio excluding retained MBS without MSR and owned loans was as follows:

                                                                           June 30, 2001
                                                             ------------------------------------------------------
                                                              Unpaid Principal                  Weighted Average
                                                                    Balance                       Servicing Fee
                                                             ------------------                 -----------------
                                                                 (in millions)         (in basis points, annualized)


Government....................................................    $  61,407                        52
Agency........................................................      227,163                        42
Private.......................................................       71,653                        41
Long Beach Mortgage...........................................        5,476                        50
                                                                   --------
     Total servicing portfolio, excluding retained MBS
          without MSR and owned loans.........................     $365,699                        44
                                                                   ========

       Since most loans within our servicing portfolio do not contain penalty provisions for early payoff, the value of our underlying MSR is subject to prepayment risk. When interest rates decline, prepayment volume accelerates, which reduces the level of expected cash flows on the servicing portfolio and, thus, subjects our MSR to potential impairment. As an indicator of prepayment risk, we have estimated the effect of a 25 and 50 basis point decrease in long-term mortgage interest rates on the fair value of our MSR portfolio. Based on a 25 basis point decline, we would expect our MSR fair value to decrease by approximately $370 million. If rates were to decline 50 basis points, we would expect the fair value to decrease by approximately $780 million. These hypothetical rate shocks do not take into account the effects of certain financial instruments we hold on our balance sheet, such as embedded interest rate floors and investment securities which, if subjected to equivalent rate shocks, would significantly offset these declines in MSR fair value. Additionally, should long-term mortgage interest rates actually decline to the levels anticipated by these rate shocks, the resulting increase in loan origination volume from refinancing activity would generate higher levels of gains from mortgage loans, which would also serve to offset MSR fair value declines. Refer to "Market Risk Management" for a more complete analysis of how we manage and mitigate our exposure to changes in interest rates.

       DEPOSITS. Deposits increased to $97.0 billion at June 30, 2001 from $79.6 billion at December 31, 2000. In connection with the acquisition of the Acquired Companies, we added $7.7 billion in retail deposits. At June 30, 2001, total deposits included $7.9 billion in custodial deposits related to loan servicing activities.


         Deposits consisted of the following:

                                                                                               June 30,     December 31,
                                                                                                   2001            2000
                                                                                           ---------------  -----------
                                                                                                    (in millions)
       Checking accounts:
           Noninterest-bearing................................................................  $17,356       $ 8,575
           Interest-bearing...................................................................    6,135         5,925
                                                                                                 ------       -------
                                                                                                 23,491        14,500
       Savings accounts........................................................................   6,949         5,436
       MMDAs...................................................................................  28,354        25,220
       Time deposit accounts..................................................................   38,160        34,418
                                                                                                -------       -------
                                                                                                $96,954       $79,574
                                                                                                =======       =======


       Checking accounts, savings accounts and MMDAs ("non-maturity deposits") increased to 61% of total deposits at June 30, 2001, compared with 57% at year-end 2000. These three products have the benefit of lower interest costs, compared with time deposit accounts. Time deposit accounts increased by $3.7 billion from year-end 2000 primarily due to a reclassification of MMDAs to time deposit accounts during the second quarter of 2001 that resulted from a product change in withdrawal restrictions. The increase in deposits and the continuing migration towards non-maturity deposit products have benefited our cost of funds and net interest margin. Even though non-maturity deposits are more liquid, we consider them to be the core relationship with our customers. Accordingly, they provide a more stable source of long-term funding than time deposits. At June 30, 2001, deposits funded 42% of total assets, compared with 41% at year-end 2000.

       BORROWINGS. Our borrowings primarily take the form of repurchase agreements and advances from the FHLBs of Seattle, San Francisco and Dallas. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

       Our wholesale borrowing portfolio increased by $6.1 billion to $97.9 billion at June 30, 2001, compared with year-end 2000. During that same period, other borrowings increased by $6.0 billion primarily due to the issuance of senior and subordinated debt, and Trust Preferred Income Equity Redeemable Securities SM ("PIERS SM"). Refer to "Liquidity" for further discussion of these funding sources.

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

       Nonperforming assets consisted of the following:

                                                                                                June 30,      December 31,
                                                                                                    2001             2000
                                                                                            ---------------   -----------
                                                                                                  (dollars in millions)
      Nonaccrual loans:
         SFR..................................................................................  $   730         $  529
         Specialty mortgage finance...........................................................      310            179
                                                                                                   -----         -----
            Total SFR nonaccrual loans........................................................    1,040            708
         SFR construction.....................................................................       25             18
         Second mortgage and other consumer:
            Banking subsidiaries..............................................................       45             51
            Washington Mutual Finance.........................................................       71             66
         Commercial business..................................................................      107             12
         Commercial real estate:
           Apartment buildings................................................................       26             10
           Other commercial real estate.......................................................      148             21
                                                                                                 ------         ------
                                                                                                  1,462            886
      Foreclosed assets.......................................................................      203            153
                                                                                                 ------         ------
                                                                                                 $1,665         $1,039
                                                                                                 ======         ======
      Nonperforming assets as a percentage of total assets....................................     0.73%          0.53%



         Nonaccrual loans increased to $1.5 billion at June 30, 2001 from $886 million at December 31, 2000. Of the increase in nonaccrual loans during the first half of 2001, $263 million was the result of the Acquired Companies. These loans were concentrated in the commercial business and commercial real estate loan categories acquired from Bank United Corp. In particular, six assisted living loans totaling approximately $125 million that were acquired from Bank United Corp. were placed on nonaccrual status in the other commercial real estate category. These loans are secured by assisted living properties located throughout the United States. We have taken steps to reduce our exposure in this lending activity. For example, we are limiting the volume of new loan originations made to borrowers in higher risk categories. We also continue to closely monitor loans in the Bank United Corp. nationally syndicated loan portfolio as well as the small business sector of the portfolio. Bank United Corp. commercial loans that are eligible for credit renewals will generally be subjected to our historical standards for commercial lending activities, which are typically more restrictive than those previously used.

       The majority of the remaining increase of $313 million in nonaccrual loans was primarily due to an increase in the SFR and specialty mortgage finance categories. In light of the slowing economy, we continue to closely monitor residential home markets and, in particular, the California and Pacific Northwest markets with respect to home sales, price changes, and length of time on the market. The increase in specialty mortgage finance loans on nonaccrual status is also attributable to the continued growth and seasoning of the various types of loans within this category.

       As a result of the increase in nonaccrual loans during the first half of 2001, the ratio of the allowance for loan and lease losses to total nonaccrual loans declined from 114% at December 31, 2000 to 80% at June 30, 2001. This ratio is subject to significant fluctuations from period to period due to such factors as the mix of loan types in the portfolio, the economic prospects of our borrowers and, in the case of secured loans, the value and marketability of collateral. Consequently, this ratio, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan and lease losses. The methodologies we use to determine the allowance for loan and lease losses are discussed below and in our 2000 Annual Report on Form 10-K.

       PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. Given economic trends as well as the growth in the commercial and specialty mortgage finance loan portfolios and nonaccrual loans, we increased the second quarter 2001 provision for loan and lease losses to $92 million, an amount that is above the $75 million in net charge offs. As a result of the slowing economy, we anticipate that the provision will continue to exceed net charge offs in coming quarters. As a percentage of average loans, net charge offs were 0.20% and 0.19% for the quarter and six months ended June 30, 2001, compared with 0.15% for the same periods in 2000. Net charge offs increased to $75 million in the second quarter of 2001 from $58 million in the first quarter of 2001 and $42 million in the second quarter of 2000. Of this increase, $7 million was due to a change in charge off policy, which accelerated the recording of charge offs on SFR loans that were delinquent 180 days or more. Previously, these charge offs were taken at the time of foreclosure. The majority of the remaining increase in charge offs represented commercial loans acquired from Bank United Corp., which were comprised primarily of Small Business Administration loans, small business loans, non-investment grade nationally syndicated loans, and commercial real estate loans.

       We analyze several important elements in determining the allowance for loan and lease losses in any given period, such as current and historical economic conditions, nonaccrual asset trends, historical loan loss experience, and plans for problem loan administration and resolution. In addition to the analysis performed on more homogeneous portfolios, such as our SFR products, we evaluate the adequacy of non-homogeneous type loans, such as commercial business and commercial real estate loans, on an individual basis. The review conducted for the second quarter of 2001 concluded that allowance coverage was adequate based on these analyses.

       Changes in the allowance for loan and lease losses were as follows:

                                                                                 Three Months Ended       Six Months Ended
                                                                                      June 30,                June 30,
                                                                              ------------------------  -----------------------
                                                                                  2001         2000       2001           2000
                                                                              -----------  -----------  -----------  ----------
                                                                                             (dollars in millions)

         Balance, beginning of period.....................................      $1,158        $1,025       $1,014       $1,042
         Identified allowance for loans sold or securitized...............           -           (17)           -          (34)
         Allowance acquired through business combinations.................          (5)            -          114            -
         Provision for loan and lease losses..............................          92            44          175           85
                                                                                 ------      -------       ------       ------
                                                                                 1,245         1,052        1,303        1,093
         Loans charged off:
            SFR...........................................................         (14)           (5)         (20)         (12)
            Specialty mortgage finance....................................          (5)           (1)         (12)          (1)
                                                                                -------      --------       -----     ---------
               Total SFR charge offs......................................         (19)           (6)         (32)         (13)
            Second mortgage and other consumer:
                Banking subsidiaries......................................         (16)          (10)         (28)         (21)
                Washington Mutual Finance.................................         (34)          (28)         (67)         (55)
            Commercial business...........................................         (12)           (4)         (16)          (5)
            Commercial real estate:
               Apartment buildings........................................           -             -            -           (2)
               Other commercial real estate...............................          (3)           (1)          (6)          (1)
                                                                                -------      --------      -------       ------
                    Total charge offs.....................................         (84)          (49)        (149)         (97)
         Recoveries of loans previously charged off:
            SFR...........................................................           1             1            2            1
            Second mortgage and other consumer:
                Banking subsidiaries......................................           1             1            2            2
                Washington Mutual Finance.................................           5             4           10            9
            Commercial business...........................................           1             1            1            1
            Commercial real estate:
               Apartment buildings........................................           -             -            -            1
               Other commercial real estate...............................           1             -            1            -
                                                                                ------        ------       ------       ------
                   Total recoveries.......................................           9             7           16           14
                                                                                ------        ------       ------       ------
         Net charge offs..................................................         (75)          (42)        (133)         (83)
                                                                                ------        ------       ------       ------
         Balance, end of period...........................................      $1,170        $1,010       $1,170       $1,010
                                                                                ======        ======       ======       ======

         Net charge offs as a percentage of average loans.................        0.20%         0.15%        0.19%        0.15%
         Allowance as a percentage of total loans held in portfolio.......        0.89          0.89         0.89         0.89



         At June 30, 2001, we had $14.5 billion of loans securitized and retained with recourse, and $5.5 billion of loans securitized and sold with recourse. We record an allowance for recourse obligations to cover inherent losses on loans securitized and retained in our MBS portfolio for which we retain the credit risk, and to cover estimated losses on loans and MBS sold to third parties for which a recourse obligation exists. A regular review is performed to determine the adequacy of the allowance for recourse obligations. The allowance for recourse obligations totaled $104 million at June 30, 2001 and year-end 2000.

OPERATING SEGMENTS


       Effective January 1, 2001, we realigned our operating segments and enhanced our segment reporting process methodologies. Historical periods have been restated to conform to the new alignment and methodologies. We are now managed along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance.

BANKING AND FINANCIAL SERVICES

       Net income was $204 million for the quarter ended June 30, 2001, down slightly from $216 million for the same period in 2000. Net income was $403 million for the six months ended June 30, 2001 and 2000. Noninterest income increased to $443 million and $827 million during the second quarter and first half of 2001 from $349 million and $669 million for the same periods in 2000. The increase in noninterest income was primarily due to the increase in depositor and other retail banking fees to $322 million and $598 million for the quarter and six months ended June 30, 2001 from $239 million and $449 million for the comparable periods in 2000. For the year-to-date periods, depositor and other retail banking fees increased by more than 33%, while the number of checking accounts increased by 19%, including 271,183 accounts acquired from Bank United Corp., from June 30, 2000 to June 30, 2001.

       Reflecting increases in compensation and benefits expense, cost of information technology, occupancy and equipment expense, and other expense, noninterest expense increased to $596 million and $1.2 billion during the quarter and six months ended June 30, 2001, compared with $495 million and $975 million for the same periods in 2000. The acquisition of Bank United Corp. also contributed to the increases during the 2001 periods.

       Total average assets increased by approximately 35% and 32% for the quarter and six months ended June 30, 2001, compared with the same periods a year ago, primarily due to the growth in consumer loans.

HOME LOANS AND INSURANCE SERVICES

       Net income was $316 million and $606 million for the quarter and six months ended June 30, 2001, up from $230 million and $455 million for the same periods a year ago. Net interest income was $545 million and $969 million during the quarter and six months ended June 30, 2001, up from $398 million and $802 million during the quarter and six months ended June 30, 2000 primarily due to the growth in SFR loans.

       Noninterest income increased to $300 million and $608 million during the second quarter and first half of 2001 from $146 million and $263 million for the same periods a year ago as a result of increases in gain from mortgage loans, loan related income and gain from originated MBS. The increase in gain from mortgage loans reflected the addition of the loan origination operations of the Acquired Companies, a substantial increase in fixed-rate SFR loan volume due to refinancing activity and the impact of the adoption of SFAS No. 133. A significant portion of the growth in loan related income was due to higher loan prepayment fees resulting from a higher level of refinancing activity. These increases were partially offset by a decline in loan servicing income resulting from increased MSR amortization and the recognition of MSR impairment during the 2001 periods.

       Noninterest expense rose to $308 million and $541 million for the quarter and six months ended June 30, 2001 from $150 million and $284 million for the comparable periods in 2000. The 2001 periods reflected higher compensation and benefits expense, occupancy and equipment expense, and other expense. The 2001 increases reflected the impact of the Acquired Companies.

       Total average assets increased by approximately 22% and 19% for the quarter and six months ended June 30, 2001, compared with the same periods a year ago, as a result of the Acquired Companies, along with an increase in loans originated and retained.

       The recent acquisitions expanded the Home Loan and Insurance Services Group's retail origination presence into the Northeast and Southeast, and complemented the wholesale operations nationwide. The acquisitions accelerated the execution of the Group's strategy to expand the correspondent lending channel by providing a nationwide network of lenders. In addition, the acquisitions provided geographic diversification of the loan servicing portfolio, expanded the Group's loan servicing operations into the Midwest, and increased the customer base of the Group's services.

SPECIALTY FINANCE

       Net income was $99 million and $178 million for the quarter and six months ended June 30, 2001, up from $70 million and $133 million for the same periods a year ago. Net interest income was $253 million and $476 million during the quarter and six months ended June 30, 2001, up from $184 million and $362 million during the quarter and six months ended June 30, 2000. The increase in net interest income reflected the growth in average receivables outstanding through acquisitions and internally generated loan production. Total average assets increased by approximately 35% and 31% for the quarter and six months ended June 30, 2001, compared with the same periods a year ago.

       Noninterest income was $20 million and $36 million for the second quarter and first half of 2001, compared with $8 million and $17 million for the same periods a year ago, primarily due to increases in loan servicing income and loan related income. The increase in loan servicing income was primarily due to the addition of the commercial loan servicing portfolio from the Bank United Corp. acquisition.

       Noninterest expense increased to $65 million and $127 million for the quarter and six months ended June 30, 2001 from $45 million and $93 million for the same periods in 2000. These increases were attributable to the expansion of the Group's lending capabilities from the recent acquisitions and additional administrative support in the commercial lending business as a result of our emphasis to strengthen our market position in this area.

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

       We monitor our ability to meet short-term cash requirements using guidelines established by our Board of Directors (the "Board"). These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs.

       On April 20, 2001, we established a $15 billion Global Bank Note Program (the "Program") for our two most significant banking subsidiaries, WMBFA and WMB. The Program facilitates issuance of both senior and subordinated debt in the United States and the international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Under the Program, we issued $2.9 billion of senior notes and $1.0 billion of subordinated notes during the second quarter of 2001. Subsequent to June 30, 2001, we issued an additional $800 million of senior notes under the Program.

     In May 2001, another one of our subsidiaries, Washington Mutual Finance, issued $1 billion of senior notes in two parts of $500 million each.

       On April 30, 2001, we sold $1 billion of PIERS SM to qualified institutional buyers. The offering consisted of a unit comprised of a trust preferred security and a warrant to purchase Washington Mutual common stock. On May 16, 2001, we sold an additional $150 million of PIERS SM pursuant to the underwriters' overallotment option. The proceeds from both the Program and PIERS SM are being used for general corporate purposes, including the funding of acquisitions.

CAPITAL ADEQUACY

       Reflecting strong earnings and the issuance of $1.15 billion of PIERS SM, $398 million of which was attributable to the attached warrants (recorded as capital surplus), the ratio of stockholders' equity to total assets increased to 5.85% at June 30, 2001 from 5.22% at year-end 2000. These sources of capital were more than adequate to accommodate the purchase of Fleet Mortgage as well as support asset growth.

       The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

                                                                                      June 30, 2001
                                                             -----------------------------------------------------
                                                                                                Well-Capitalized
                                                             WMBFA          WMB      WMBfsb            Minimum
                                                             -----          ---      ------     ------------------

  Tier 1 capital to adjusted total assets (leverage)....       5.56%       5.78%       7.65%            5.00%
  Adjusted tier 1 capital to total risk-weighted assets.       8.88       10.03       11.57             6.00
  Total risk-based capital to total risk-weighted assets      10.69       11.12       12.83            10.00


       Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at June 30, 2001.

       Our broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2001, both of our securities subsidiaries were in compliance with their applicable capital requirements.

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

       Our net interest income sensitivity profile as of June 30, 2001 and December 31, 2000 is stated below:


                                                                           Gradual Change in Rates
                                                                           -----------------------
                                                                            -200bp       +200bp
                                                                            ------       ------
     Net interest income change for the one-year period beginning:
          July 1, 2001..............................................          9.4%        (11.4)%
          January 1, 2001...........................................         11.0         (12.4)

       Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Additionally, the model captures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding interest rate and balance behavior of non-maturity deposits reflect management's best estimate of future behavior. Sensitivity of new loan volume to market interest rate levels is also considered.

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

       Asset and liability management is governed by policies reviewed and approved annually by our Board. The Board has delegated the responsibility to oversee the administration of these policies to the Directors' Loan and Investment Committee, and the responsibility for the management of these policies has been delegated to the Corporate Finance Committee ("CFC"). Within guidelines set by the CFC, we engage in a comprehensive asset and liability management program that attempts to reduce the risk of significant decreases in net interest income caused by interest rate changes without unduly penalizing current earnings.

       The major source of our interest rate risk occurs when assets and liabilities reprice or mature at different times or frequencies as market interest rates change. Our net interest income generally increases in a falling interest rate environment and decreases in a rising interest rate environment. This results from our deposits and borrowings typically repricing faster than our mortgage loans and securities, contributing to an expansion in the net interest margin in a falling interest rate environment. The slower repricing of asset yields results mainly from the lag effect inherent in loans and MBS indexed to MTA and COFI.

       In a falling interest rate environment, we also experience faster prepayments and increased loan volume with a shift to fixed-rate loan production. As most of the fixed-rate production is sold in the secondary market, we potentially face balance sheet shrinkage. In spite of this shrinkage, net interest income tends to increase in a falling interest rate environment as a result of the expansion in the net interest margin.

       Conversely, in a rising interest rate environment, we normally experience slower prepayments, decreased loan volume and a shift to adjustable-rate production. Balance sheet growth typically occurs, despite the decrease in loan production, due to the increased volume of adjustable-rate loans, which we typically hold in our portfolio. In spite of balance sheet growth, net interest income tends to decrease in a rising interest rate environment as a result of the compressed net interest margin.

       To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. Short-term and adjustable-rate assets have repricing characteristics that more closely match the repricing characteristics of our liabilities. In addition to selling fixed-rate loans, we also sell a portion of our ARMs with three- to five-year initial fixed interest rates. We have also established additional balance sheet flexibility and diversity by designating some monthly option ARMs as held for sale.

       To further manage the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, our fixed-rate loans are matched with long-term deposits and borrowings, and our ARMs are matched with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps, corridors, swaps and swaptions.

       We held interest rate caps, corridors, swaps and swaptions with an aggregate notional value of $19.4 billion at June 30, 2001. We had interest rate caps of $724 million embedded in certain adjustable-rate borrowings, which were active at June 30, 2001; however, no contracts had strike rates that were in effect, as current London Interbank Offered Rates were well below the strike rates. We also had $1.8 billion of swaptions embedded in certain adjustable-rate borrowings at June 30, 2001, of which $1.7 billion do not become effective until the third quarter of 2001. The interest rate caps, corridors, swaps and swaptions are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise. Through the use of these instruments, management attempts to offset increases in interest expense related to these deposits and borrowings, and effectively lengthen the repricing period. Thus, we have a degree of interest rate protection when interest rates rise, because these instruments provide a mechanism for fixing the rate on our deposits and borrowings to near current interest rate levels. There can be no assurance, however, that these agreements will provide us with protection in all scenarios or to the full extent of our exposure.

       Management, in conjunction with the Board, has established strict policies and guidelines for the use of derivative instruments. Management does not intend to use these instruments as a means of generating earnings by speculating on movements in interest rates.

       Management has also made efforts to reduce the volatility of net interest income by re-mixing the balance sheet. This strategy involves the sale of fixed-and certain adjustable-rate loans, purchase of specialty mortgage finance loans, origination of consumer and commercial loans, and increasing the number and balances of non-maturity deposits. For example, we purchased $2.5 billion of specialty mortgage finance loans during the first half of 2001, while the acquisition of Bank United Corp. added $5.4 billion of commercial loans to our portfolio. These commercial loans should mitigate, in part, our exposure to margin compression during periods of rising interest rates, since they generally reprice to market rates more quickly than our home mortgage products. Specialty mortgage finance, consumer and commercial loans also have the benefit of yielding higher margins, compared with our traditional home mortgage products. Management closely monitors the performance of these loans, as this strategy also increases our credit risk.

       We are also striving to increase the proportion of non-maturity deposits to total deposits as well as the proportion of noninterest income to total revenue to mitigate our exposure to adverse changes in interest rates as well as a means of obtaining lower-cost funds. In particular, noninterest-bearing checking accounts and custodial accounts are not sensitive to interest rate fluctuations. Additionally, checking accounts provide a growing source of noninterest income through depositor and other retail banking fees.

       Another significant source of risk to us is the impairment in the value of our MSR, as borrowers may prepay a mortgage loan at any time, usually without penalty. As a result, our mortgage-based assets are subject to prepayment risk. This risk generally increases in a declining interest rate environment, as prepayments on these assets tend to move inversely with mortgage rates. Increases in prepayments shorten the expected life of MSR, thereby decreasing its economic value and creating impairment.

       The current composition of the balance sheet acts, to some extent, as a hedge of MSR impairment. Net interest income generally increases in a declining interest rate environment, providing an offset for impairment. Lower interest rates also contribute to increased loan volume, particularly fixed-rate loan production. Since our strategy is to sell most of our fixed-rate loans, we are able to recognize additional gain from mortgage loan sales and gain from the sale of securitized loans. These other components of income more than offset the impairment of MSR during the second quarter of 2001.

       We have also purchased investment securities and interest rate floors embedded in certain adjustable-rate borrowings to supplement the balance sheet hedge of our MSR and to protect against prepayment risk inherent in our MBS and loan portfolios. The embedded interest rate floors provide a benefit when the specified interest rate index drops below certain levels (strike rate). As of June 30, 2001, $13.2 billion of interest rate floors have been embedded within certain adjustable-rate borrowings, of which $4.6 billion do not become effective until the third quarter of 2001 and beyond. The market value of the embedded interest rate floors and the investment securities appreciate as interest rates decline, which could be used to offset the impact of MSR impairment and prepayments. The embedded floors had a fair value in excess of cost of approximately $316 million as of June 30, 2001. Refer to "Review of Financial Condition - MSR" for a discussion of hypothetical changes in mortgage interest rates and the effect on the fair value of our MSR portfolio.

       We also hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of fixed- and adjustable-rate SFR loans to be sold in the secondary market. The risk associated with the mortgage pipeline is the potential rise in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 30 to 60 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. Consequently, if the loan does not fund, we may not have the necessary assets to meet the commitment; therefore, we may be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we consider fallout factors, which represent the percentage of loans that are not expected to close, in calculating the amount of forward sales agreements to execute.

       An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could potentially be exposed to financial loss. In order to minimize this risk, we evaluate all counterparties for financial strength on at least an annual basis, then establish exposure limits for each counterparty. We strive to deal with well-established, reputable and financially strong firms.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Washington  Mutual,  Inc. held its annual meeting of shareholders  on April 17, 2001. A brief description of each matter voted on and the results of the shareholder voting are set forth below:



                                                           Votes              Votes          Abstentions/
                                                            For              Against          Non-Votes
                                                        ------------        ----------       ------------
1.   The election of six directors set forth
     below:
       William P. Gerberding                             482,912,267                -          2,978,364
       Anne V. Farrell                                   483,099,182                -          2,791,449
       Stephen E. Frank                                  483,151,311                -          2,739,320
       Enrique Hernandez, Jr.                            483,062,544                -          2,828,087
       Mary E. Pugh                                      483,187,038                -          2,703,593
       William D. Schulte                                483,190,822                -          2,699,809

2.    Amendment of Washington Mutual's
      Equity Incentive Plan.                             430,048,218        53,088,373         2,753,723

3.    Amendment of Washington Mutual's Bonus
      and Incentive Plan for Executive Officers and
      Senior Management.                                 469,817,555        13,015,009         3,056,701

4.    Ratification of the appointment of
      Deloitte & Touche LLP as the Company's
      Independent Auditors.                              481,510,259         2,495,630         1,884,743



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      (a)  Exhibits

      See Index of Exhibits on page 36.

      (b)  Reports on Form 8-K


       The Company filed a report on Form 8-K dated April 2, 2001. The report included under Item 9 of Form 8-K a press release announcing the signing of an agreement to acquire Fleet Mortgage Corp. and a slide presentation to analysts/investors.

       The Company filed a report on Form 8-K dated April 17, 2001. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's first quarter 2001 financial results and unaudited consolidated financial statements for the quarter ended March 31, 2001.

       The Company filed a report on Form 8-K dated April 20, 2001. The report included under Item 9 of Form 8-K a press release announcing Washington Mutual's proposal to sell up to $1 billion of Trust Preferred Income Equity Redeemable Securities SM.

       The Company filed a report on Form 8-K dated April 26, 2001. The report included under Item 9 of Form 8-K a press release announcing Washington Mutual has priced $1 billion of Trust Preferred Income Equity Redeemable Securities SM.

       The Company filed a report on Form 8-K dated June 25, 2001. The report included under Item 5 of Form 8-K a press release announcing that Washington Mutual had entered into a definitive agreement and plan of merger with Dime Bancorp, Inc. The report also included under Item 7 of Form 8-K a press release and a slide presentation outlining Washington Mutual's merger with Dime Bancorp, Inc.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.

                          WASHINGTON MUTUAL, INC.

                          By:  /s/   FAY L. CHAPMAN
                               ----------------------------------------------
                               Fay L. Chapman
                               SENIOR EXECUTIVE VICE PRESIDENT
                               AND GENERAL COUNSEL

                          By:  /s/   ROBERT H. MILES
                               ----------------------------------------------
                               Robert H. Miles
                               SENIOR VICE PRESIDENT AND CONTROLLER
                               (PRINCIPAL ACCOUNTING OFFICER)

                             WASHINGTON MUTUAL, INC.

                                INDEX OF EXHIBITS


Exhibit No.
-----------
3.1      Restated  Articles  of  Incorporation  of the  Company,  as  amended  (incorporated  by  reference  to the
         Company's  Quarterly  Report on Form 10-Q for the quarter  ended  September  30,  1999.  File No.0-25188).

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

99 (a)   Computation of Ratios of Earnings to Fixed Charges (filed herewith).

   (b)   Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).