Form 10-Q
period 2001-09-30
WASHINGTON MUTUAL INC
filed 2001-11-14
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1653725 (I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington (Address of principal executive offices)	98101 (Zip Code)

(206) 461-2000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of the issuer's classes of common stock as of October 31, 2001:

Common Stock—875,894,741(1)

(1)  Includes 18,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Income— Three and Nine Months Ended September 30, 2001 and 2000	1
	Consolidated Statements of Financial Condition— September 30, 2001 and December 31, 2000	2
	Consolidated Statements of Stockholders' Equity and Comprehensive Income— Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows— Nine Months Ended September 30, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Summary Financial Data	13
	Cautionary Statements	13
	Overview	13
	Recently Issued Accounting Standards	14
	Results of Operations	14
	Review of Financial Condition	20
	Asset Quality	24
	Operating Segments	29
	Liquidity	30
	Capital Adequacy	31
	Maturity and Repricing Information	36
Item 3.	Market Risk Management	31
PART II	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	37

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

PART I—FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions, except per share amounts)
Interest Income
Loans	$2,808	$2,397	$8,543	$6,855
Available-for-sale securities	825	703	2,797	2,099
Held-to-maturity securities	—	326	—	998
Other interest and dividend income	57	59	200	199

Total interest income	3,690	3,485	11,540	10,151
Interest Expense
Deposits	735	844	2,445	2,435
Borrowings	1,139	1,607	4,246	4,505

Total interest expense	1,874	2,451	6,691	6,940

Net interest income	1,816	1,034	4,849	3,211
Provision for loan and lease losses	200	48	375	133

Net interest income after provision for loan and lease losses	1,616	986	4,474	3,078
Noninterest Income
Depositor and other retail banking fees	333	256	937	707
Securities fees and commissions	78	78	226	245
Insurance fees and commissions	12	11	37	33
Net loan servicing income (expense)	(451)	38	(468)	110
Loan related income	93	30	241	83
Gain from mortgage loans	275	56	677	197
Gain (loss) from securities	317	9	419	(14)
Other income	81	33	224	73

Total noninterest income	738	511	2,293	1,434
Noninterest Expense
Compensation and benefits	507	339	1,389	1,005
Occupancy and equipment	202	145	576	446
Telecommunications and outsourced information services	111	82	322	236
Depositor and other retail banking losses	37	28	99	76
Amortization of goodwill and other intangible assets	48	27	127	81
Other expense	249	164	773	460

Total noninterest expense	1,154	785	3,286	2,304

Income before income taxes and extraordinary item	1,200	712	3,481	2,208
Income taxes	443	260	1,284	806

Income before extraordinary item	757	452	2,197	1,402
Extraordinary item—gain on early extinguishment of debt, net of taxes of $50 million	75	—	75	—

Net Income	$832	$452	$2,272	$1,402

Net Income Attributable to Common Stock	$830	$452	$2,267	$1,402

Basic earnings per common share:
Income before extraordinary item	$0.88	$0.57	$2.58	$1.74
Extraordinary item	0.09	—	0.09	—
Net income	0.97	0.57	2.67	1.74
Diluted earnings per common share:
Income before extraordinary item	0.85	0.57	2.54	1.74
Extraordinary item	0.09	—	0.09	—
Net income	0.94	0.57	2.63	1.74
Dividends declared per common share	0.23	0.19	0.66	0.56
Basic weighted average common shares outstanding	859.5	790.3	848.3	805.5
Diluted weighted average common shares outstanding	879.4	793.3	863.2	807.5

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2001	December 31, 2000
	(dollars in millions)
Assets
Cash and cash equivalents	$3,723	$2,622
Available-for-sale securities, total amortized cost of $46,694 and $42,288:
Encumbered	20,467	23,576
Unencumbered	27,412	18,583

	47,879	42,159
Held-to-maturity securities, total fair value of zero and $16,486:
Encumbered	—	9,566
Unencumbered	—	6,999

	—	16,565
Loans held for sale	18,035	3,404
Loans held in portfolio	132,900	119,626
Allowance for loan and lease losses	(1,295)	(1,014)

Total loans held in portfolio, net of allowance for loan and lease losses	131,605	118,612
Mortgage servicing rights ("MSR")	6,721	1,017
Investment in Federal Home Loan Banks ("FHLBs")	3,822	3,260
Goodwill and other intangible assets	2,377	1,084
Other assets	9,476	5,993

Total assets	$223,638	$194,716

Liabilities
Deposits:
Noninterest-bearing deposits	$18,671	$8,755
Interest-bearing deposits	81,062	70,819

Total deposits	99,733	79,574
Federal funds purchased and commercial paper	4,472	4,115
Securities sold under agreements to repurchase ("repurchase agreements")	18,675	29,756
Advances from FHLBs	65,623	57,855
Other borrowings	15,682	9,930
Other liabilities	4,924	3,320

Total liabilities	209,109	184,550
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 879,831,443 and 809,783,580 shares issued and outstanding	—	—
Capital surplus—common stock	3,391	1,425
Accumulated other comprehensive income (loss)	640	(54)
Retained earnings	10,498	8,795

Total stockholders' equity	14,529	10,166

Total liabilities and stockholders' equity	$223,638	$194,716

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Total	Capital Surplus— Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	(in millions)
BALANCE, December 31, 2000	809.8	$10,166	$1,425	$(54)	$8,795
Comprehensive income:
Net income	—	2,272	—	—	2,272
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	—	798	—	798	—
Net unrealized loss on cash flow hedging instruments	—	(104)	—	(104)	—

Total comprehensive income		2,966
Cash dividends declared on common stock	—	(564)	—	—	(564)
Cash dividends declared on redeemable preferred stock	—	(5)	—	—	(5)
Common stock warrants issued, net of issuance costs	—	398	398	—	—
Common stock issued to acquire Bank United Corp	63.9	1,389	1,389	—	—
Common stock issued	6.1	179	179	—	—

BALANCE, September 30, 2001	879.8	$14,529	$3,391	$640	$10,498

BALANCE, December 31, 1999	857.4	$9,053	$2,205	$(674)	$7,522
Comprehensive income:
Net income	—	1,402	—	—	1,402
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	—	156	—	156	—
Minimum pension liability adjustment	—	4	—	4	—

Total comprehensive income		1,562
Cash dividends declared on common stock	—	(464)	—	—	(464)
Common stock repurchased and retired	(52.2)	(869)	(869)	—	—
Common stock issued	3.4	47	47	—	—

BALANCE, September 30, 2000	808.6	$9,329	$1,383	$(514)	$8,460

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in millions)
Cash Flows from Operating Activities
Net income	$2,272	$1,402
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan and lease losses	375	133
Gain from mortgage loans	(677)	(197)
(Gain) loss from securities	(419)	14
Extraordinary item—gain on extinguishment of debt, net of taxes	(75)	—
Depreciation and amortization	1,706	401
Stock dividends from FHLBs	(167)	(114)
Origination and purchases of loans held for sale, net of principal payments	(79,892)	(10,578)
Proceeds from sales of loans held for sale	70,167	7,020
Decrease (increase) in other assets	1,499	(522)
Increase in other liabilities	292	505

Net cash used by operating activities	(4,919)	(1,936)
Cash Flows from Investing Activities
Purchases of securities	(24,698)	(1,038)
Proceeds from sales of mortgage-backed securities ("MBS")	14,543	1,045
Proceeds from sales and maturities of other available-for-sale securities	17,247	926
Principal payments on securities	8,480	6,359
Purchases of investment in FHLBs	—	(180)
Proceeds from sales of loans	—	13,011
Origination and purchases of loans, net of principal payments	(980)	(19,932)
Proceeds from sales of foreclosed assets	194	209
Net cash used for acquisitions	(13,693)	(22)
Purchases of premises and equipment, net	(485)	(180)
Purchases of bank owned life insurance	—	(1,000)

Net cash provided (used) by investing activities	608	(802)
Cash Flows from Financing Activities
Increase (decrease) in deposits	11,637	(676)
Proceeds from deposit sales	423	—
Increase (decrease) in short-term borrowings	2,250	(4,656)
Proceeds from long-term borrowings	11,973	22,850
Repayments of long-term borrowings	(21,006)	(14,157)
Proceeds from FHLB advances	105,140	70,561
Repayments of FHLB advances	(104,987)	(70,718)
Cash dividends paid on preferred and common stock	(569)	(464)
Repurchase of common stock	—	(869)
Common stock warrants issued	398	—
Other	153	45

Net cash provided by financing activities	5,412	1,916

Increase (decrease) in cash and cash equivalents	1,101	(822)
Cash and cash equivalents, beginning of period	2,622	3,040

Cash and cash equivalents, end of period	$3,723	$2,218

Noncash Activities
Loans exchanged for MBS	$2,816	$3,838
Real estate acquired through foreclosure	273	194
Loans originated to facilitate the sale of foreclosed assets	11	27
Fair value of Bank United Corp. assets acquired	18,096	—
Fair value of Bank United Corp. liabilities assumed	17,368	—
Cash Paid During the Period for
Interest on deposits	2,427	2,367
Interest on borrowings	4,522	4,620
Income taxes	556	37

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Business Combinations

    On January 31, 2001, Washington Mutual, Inc. (the "Company" or "Washington Mutual") acquired the mortgage operations of The PNC Financial Services Group, Inc. for approximately $7 billion in cash, which included repayment of intercompany borrowings to their former parent company. This acquisition was accounted for as a purchase and resulted in the recognition of goodwill of approximately $330 million, which is being amortized over 20 years. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. and Washington Mutual Mortgage Securities Corp.

    On February 9, 2001, the Company acquired Texas-based Bank United Corp. This acquisition was accounted for as a purchase and resulted in the recognition of goodwill and other intangible assets of approximately $940 million, which are being amortized over periods ranging from seven to 20 years. The Company issued 63.9 million shares of its common stock to acquire Bank United Corp. Each share of Bank United Corp. common stock was converted into 1.95 shares of Washington Mutual, Inc. common stock.

    On June 1, 2001, the Company acquired Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank for approximately $7.5 billion in cash, which included repayment of intercompany borrowings to their former parent company. This acquisition was accounted for as a purchase and resulted in the recognition of goodwill of approximately $150 million, which is being amortized over 20 years.

    The final purchase prices of the mortgage operations of The PNC Financial Services Group, Inc. and Fleet Mortgage Corp. are subject to post-closing adjustments, which are in the process of being finalized. The values assigned to assets received and liabilities assumed for all of the aforementioned transactions are subject to change, which may also result in adjustments to the amount of goodwill recorded.

    On June 25, 2001, the Company announced the signing of an agreement to acquire Dime Bancorp, Inc. ("Dime") for $1,428,809,000 in cash and approximately 92.3 million shares of common stock. The transaction, which is subject to regulatory approval and the approval of Dime stockholders, is expected to close in January 2002.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and subjects goodwill to an impairment assessment that must be performed at least annually. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

Note 2:  Earnings Per Share

    On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50 percent stock dividend. The dividend was paid on May 15, 2001 to shareholders of record as of April 30, 2001. All prior share and per share amounts have been restated to reflect the stock split.

    Information used to calculate earnings per share ("EPS") was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions, except per share amounts)
Net income
Income before extraordinary item	$757	$452	$2,197	$1,402
Accumulated dividends on preferred stock	(2)	—	(5)	—

Income before extraordinary item attributable to common stock	755	452	2,192	1,402
Extraordinary item	75	—	75	—

Net income attributable to common stock	$830	$452	$2,267	$1,402

Weighted average shares
Weighted average number of common shares outstanding	859.5	790.3	848.3	805.5
Dilutive effect of potential common shares from:
Stock options	9.3	3.0	9.0	2.0
Premium Income Equity SecuritiesSM	1.8	—	1.4	—
Trust Preferred Income Equity Redeemable SecuritiesSM	8.8	—	4.5	—

Total dilutive effect of potential common shares	19.9	3.0	14.9	2.0

Diluted weighted average number of common shares outstanding	879.4	793.3	863.2	807.5

Basic earnings per common share
Income before extraordinary item	$0.88	$0.57	$2.58	$1.74
Extraordinary item	0.09	—	0.09	—
Net income	0.97	0.57	2.67	1.74
Diluted earnings per common share
Income before extraordinary item	0.85	0.57	2.54	1.74
Extraordinary item	0.09	—	0.09	—
Net income	0.94	0.57	2.63	1.74

    Options to purchase an additional 42,680 shares of common stock, with an exercise price ranging from $39.31 per share to $42.08 per share, were outstanding at September 30, 2001 but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

    Additionally, as part of the business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At September 30, 2001, the conditions were not met, and, therefore, the shares were not included in the above computations.

Note 3:  Mortgage Banking Activities

    Changes in the portfolio of loans serviced with MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Balance, beginning of period	$360,460	$70,500	$79,335	$55,268
Additions through acquisitions	—	—	255,634	—
Additions	41,006	4,722	98,375	23,790
Sales	(4,124)	—	(4,124)	—
Loan payments and other	(25,665)	(2,434)	(57,543)	(6,270)

Balance, end of period	$371,677	$72,788	$371,677	$72,788

    Changes in the balance of MSR, net of valuation allowance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Balance, beginning of period	$6,799	$841	$1,017	$643
Additions through acquisitions	—	—	4,823	—
Additions	884	93	2,313	345
Amortization	(293)	(35)	(625)	(89)
Impairment adjustment	(554)	—	(692)	—
Sales	(115)	—	(115)	—

Balance, end of period(1)	$6,721	$899	$6,721	$899

(1)
At September 30, 2001 and 2000, aggregate MSR fair value was $6.8 billion and $1.1 billion.

    Changes in the valuation allowance for impairment of MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Balance, beginning of period	$150	$4	$12	$4
Net change	554	—	692	—

Balance, end of period	$704	$4	$704	$4

Note 4:  Recently Adopted Accounting Standard

    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

    The initial application of SFAS No. 133 did not have a significant impact on earnings and other comprehensive income and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):

Increase in fair value of derivatives classified as assets	$151
Increase in fair value of derivatives classified as liabilities	66
Increase in the book value of hedged borrowings	129
Increase in the book value of MSR	126
Increase in available-for-sale securities	14,651
Increase in other assets	1,788
Decrease in held-to-maturity securities	(16,565)

    The adoption of SFAS No. 133 resulted in the recognition of derivative-related assets, derivative-related liabilities, and an increase in the book value of hedged borrowings. A portion of the reclassification of the Company's held-to-maturity MBS portfolio to available for sale was allocated to MSR representing retained interests from securitizations of loans that the Company had completed after January 1, 1996 and for which no MSR had been previously capitalized. Since January 1, 1996, MSR have been capitalized for all securitizations of loans that were either sold or retained in the available-for-sale securities portfolio.

Company's Use of Derivatives

Hedges of Prepayment Risk

    The Company's MBS, loans held in portfolio and MSR expose the Company to prepayment risk in a declining interest rate environment. One way the Company mitigates this risk is by purchasing interest rate floor contracts. Interest rate floors can exist as stand-alone derivative contracts or can be embedded within financial instruments, such as borrowings. Embedded derivatives are not required to be accounted for as derivatives under SFAS No. 133, because they are considered to be clearly and closely related to the host contract. If such borrowings are terminated, the resulting gain or loss is accounted for as an extraordinary item.

Hedges of Borrowings

    Other derivatives used by the Company include interest rate caps (stand alone and embedded) and interest rate swaps, which change the interest rate characteristics of certain assets and liabilities. Interest rate swaps wherein the Company receives a fixed rate of interest are typically designated as fair value hedges against fixed-rate liabilities. Interest rate swaps wherein the Company pays a fixed rate of interest and stand alone interest rate caps are typically designated as cash flow hedges against variable-rate liabilities. Similarly, the Company uses stand alone and embedded swaptions to change the interest rate characteristics of certain anticipated transactions. Stand alone interest rate swaptions, in which the Company has an option to engage in an interest rate swap, are designated as cash flow hedges of anticipated issuances of debt.

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

Quantitative Disclosures

    As of September 30, 2001, other comprehensive income included $56 million of deferred net losses on derivative instruments that are expected to be reclassified to net income during the next twelve months along with the effects of the forecasted transactions being hedged. The maximum elapsed time before the occurrence of the anticipated transactions that the Company is hedging is two years.

    The Company has not discontinued any derivative instruments due to a change in the probability of a forecasted transaction.

    The change in the time value of interest rate swaptions increased interest expense by $10 million and $53 million for the quarter and nine months ended September 30, 2001. This amount was excluded from the assessment of hedge effectiveness.

Note 5:  Extraordinary Item

    During the third quarter of 2001, the Company recognized a pretax gain of $125 million ($75 million after tax) from the termination of repurchase agreements with embedded interest rate floors, which represented an extinguishment of debt and was, therefore, reported as an extraordinary item.

    In August 2001, the FASB added a project to its agenda to rescind SFAS No. 4, Recording Gains and Losses for Extinguishment of Debt. This was in response to concerns expressed by several of the FASB's constituents that classifying gains and losses associated with the extinguishment of debt as extraordinary items could be misleading to users of financial statements in cases where debt extinguishment is part of their strategy for managing interest rate risk in their debt portfolio. The FASB plans to issue an Exposure Draft in the fourth quarter and a final Statement is expected late in the first quarter of 2002. If the FASB approves the rescission of SFAS No. 4, then the Company's presentation of gains and losses from the extinguishment of debt would affect its financial statements prospectively, such that these gains and losses would be reported as income from continuing operations, rather than as an extraordinary item, as reported in this period.

Note 6:  Operating Segments

    Effective January 1, 2001, the Company realigned its lines of business. In connection with this realignment, the Company identified three major operating segments for the purpose of management reporting: Banking and Financial Services, Home Loans and Insurance Services and Specialty Finance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. The Company continues to enhance its segment reporting process methodologies. These methodologies are based on the Company's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are now applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge off ratio for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; and (3) the utilization of an activity-based costing approach to measure allocations of operating expenses between the segments. Historical periods have been restated to be consistent with this new presentation.

    The Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. In addition to traditional banking products, Banking & FS offers investment management and securities brokerage services, and distributes annuity products through the Company's subsidiaries and affiliates. The group's services are provided to over five million consumer and business households and are offered through multiple delivery channels, including branches, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

    The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, sells, securitizes and services the Company's single-family residential ("SFR") mortgage loans. These mortgage loans may either be retained in the Company's portfolio, sold or securitized. The group's loan products are made available to consumers through various distribution channels, which include retail home loan centers, financial centers, correspondent financial institutions, wholesale home loan centers, and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, the Home Loans Group manages the activities of the Company's captive reinsurance programs.

    The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance Corporation ("Washington Mutual Finance"). The Specialty Finance Group provides real estate secured financing primarily for multi-family properties. Commercial real estate lending and residential builder construction finance are also part of the group's secured financing activities. Syndicated lending, asset-based financing and mortgage banker financing are also part of the lending activities conducted by this group. This group offers commercial banking services through Washington Mutual Bank and Washington Mutual Bank, FA and conducts a consumer finance business through Washington Mutual Finance.

    The Corporate Support/Treasury & Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's legal, accounting, human resources and community reinvestment functions. Also reported in this category are the net impact of transfer pricing for loan and deposit balances, the difference between the normalized provision for loan and lease losses for the operating segments and the Company's provision, the effects of inter-segment allocations of financial hedge gains and losses, and the elimination of inter-segment noninterest income and noninterest expense.

    Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$688	$521	$249	$358	$1,816
Provision for loan and lease losses	21	36	48	95	200
Noninterest income	482	409	16	(169)	738
Noninterest expense	620	352	63	119	1,154
Income taxes	203	202	61	(23)	443
Extraordinary item, net of tax	—	—	—	75	75

Net income	$326	$340	$93	$73	$832

Total average loans	$13,026	$109,822	$28,552	$530	$151,930
Total average assets	17,029	149,396	29,857	32,175	228,457
Total average deposits	82,396	9,663	2,935	4,182	99,176
	Three Months Ended September 30, 2000
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$484	$364	$186	$—	$1,034
Provision for loan and lease losses	17	26	38	(33)	48
Noninterest income	361	139	8	3	511
Noninterest expense	486	156	47	96	785
Income taxes	130	122	41	(33)	260

Net income	$212	$199	$68	$(27)	$452

Total average loans	$9,539	$86,176	$22,684	$—	$118,399
Total average assets	12,237	124,806	22,984	27,988	188,015
Total average deposits	78,973	—	193	784	79,950
	Nine Months Ended September 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,719	$1,490	$726	$914	$4,849
Provision for loan and lease losses	64	100	152	59	375
Noninterest income	1,309	1,017	52	(85)	2,293
Noninterest expense	1,780	893	190	423	3,286
Income taxes	455	568	164	97	1,284
Extraordinary item, net of tax	—	—	—	75	75

Net income	$729	$946	$272	$325	$2,272

Total average loans	$12,307	$105,089	$28,343	$348	$146,087
Total average assets	15,756	146,619	29,246	30,325	221,946
Total average deposits	83,030	6,738	2,526	1,832	94,126

	Nine Months Ended September 30, 2000
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,469	$1,166	$548	$28	$3,211
Provision for loan and lease losses	47	73	109	(96)	133
Noninterest income	1,029	401	26	(22)	1,434
Noninterest expense	1,461	439	140	264	2,304
Income taxes	376	401	122	(93)	806

Net income	$614	$654	$203	$(69)	$1,402

Total average loans	$9,051	$84,882	$22,171	$—	$116,104
Total average assets	11,712	122,687	22,426	29,217	186,042
Total average deposits	79,458	—	189	770	80,417

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in millions, except per share amounts)
Net income	$832	$452	$2,272	$1,402
Net income per diluted common share	$0.94	$0.57	$2.63	$1.74
Return on average assets	1.46%	0.96%	1.36%	1.00%
Return on average common equity	23.64	20.54	23.60	21.37
Efficiency ratio(1), excluding amortization of goodwill and other intangible assets	41.29	49.06	43.48	47.88
Efficiency ratio(1), including amortization of goodwill and other intangible assets	43.09	50.80	45.23	49.62

(1)
Includes extraordinary item for both periods presented in 2001.

Cautionary Statements

    This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: changes in business and economic conditions that negatively affect credit quality; concentration of operations in California; competition; changes in interest rates that could negatively affect the net interest margin and the expected duration of assets; and the effects of mergers and acquisitions.

Overview

    Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. Our principal banking subsidiaries, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities, cash management, and deposit services. We originate, sell and service specialty mortgage finance loans through other subsidiaries, Washington Mutual Finance Corporation ("Washington Mutual Finance") and Long Beach Mortgage Company ("Long Beach Mortgage"). Washington Mutual Finance also provides direct installment loans and related credit insurance services and purchases retail installment contracts. We also market annuities and other insurance products, offer full service securities brokerage, and act as the investment advisor to and the distributor of mutual funds.

    The acquisition of Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank (collectively, "Fleet Mortgage") added approximately $7.8 billion in assets during the second quarter of 2001. The acquisitions of Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. added approximately $26.3 billion in assets during the first quarter of 2001. These acquisitions contributed significantly to the growth in our mortgage banking business, and accordingly, resulted in significant increases in our mortgage servicing rights ("MSR") and loan servicing portfolios. Largely due to these acquisitions, the balance of MSR increased by $5.7 billion and the loan servicing portfolio with MSR increased by $292.3 billion during the nine months ended September 30, 2001.

    Variances in the amounts reported on the Statements of Income between the quarter and nine months ended September 30, 2001 and the comparable periods in 2000 are partially attributable to the results from the mortgage operations of The PNC Financial Services Group, Inc., from Bank United Corp., and from Fleet Mortgage, which were acquired on January 31, 2001, February 9, 2001, and June 1, 2001, respectively. The acquisitions of these companies, referred to hereafter as the "Acquired Companies," were accounted for as purchase transactions; therefore, the results of those operations are not included in the prior periods.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and subjects goodwill to an impairment assessment that must be performed at least annually. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 142 will eliminate approximately $140 million ($109 million after tax) of goodwill amortization on an annual basis. Approximately $35 million ($25 million after tax) of amortization on other intangible assets will continue to be recognized annually. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on our results of operations or financial condition.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this Statement on our results of operations and financial condition.

Results of Operations

    Net income.  Our net income for the quarter and nine months ended September 30, 2001 was $832 million and $2.3 billion, compared with $452 million and $1.4 billion for the same periods in 2000. We had diluted earnings per share of $0.94 and $2.63 for the quarter and nine months ended

September 30, 2001. For the quarter and nine months ended September 30, 2000, we had diluted earnings per share of $0.57 and $1.74.

    Net Interest Income.  Net interest income was $1.8 billion and $4.8 billion for the quarter and nine months ended September 30, 2001, compared with $1.0 billion and $3.2 billion for the same periods in 2000. The increase in net interest income was primarily due to a significant improvement in the net interest margin. The net interest margin was 3.53% and 3.14% for the quarter and nine months ended September 30, 2001, compared with 2.31% and 2.37% for the same periods in 2000. The increase in the margin was primarily due to significantly lower wholesale borrowing rates during the quarter and nine months ended September 30, 2001, as compared with the same periods in 2000. Since our wholesale borrowing rates are closely correlated with interest rate policy changes made by the Federal Reserve and reprice more quickly to current market rates than our interest-earning assets, the margin benefited from the Federal Reserve's 350 basis point reduction in the Federal Funds rate, which occurred over the course of the first nine months of this year. An increase in interest-earning assets, primarily resulting from the addition of the Acquired Companies, also contributed to the growth in net interest income.

    We expect that the additional 100 basis point reduction in the Federal Funds rate that has occurred subsequent to the end of the third quarter will further expand the margin in the fourth quarter of 2001.

    Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2001			2000
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Loans(1):
SFR	$100,548	6.82%	$1,714	$81,193	7.47%	$1,517
Specialty mortgage finance(2)	9,770	10.21	250	5,810	11.42	166

Total SFR	110,318	7.12	1,964	87,003	7.74	1,683
SFR construction(3)	2,821	8.00	57	1,375	9.92	34
Second mortgage and other consumer:
Banking subsidiaries	9,946	8.05	201	7,241	9.15	166
Washington Mutual Finance	2,561	15.39	98	2,409	15.85	96
Commercial business	5,302	6.91	93	1,913	9.58	46
Commercial real estate:
Multi-family	16,329	7.46	305	15,580	8.00	312
Other commercial real estate	4,653	7.65	90	2,878	8.39	60

Total loans	151,930	7.38	2,808	118,399	8.09	2,397
MBS	37,863	6.83	646	58,102	7.00	1,017
Investment securities and other	17,006	5.54	236	4,399	6.46	71

Total interest-earning assets	206,799	7.13	3,690	180,900	7.70	3,485
Noninterest-earning assets	21,658			7,115

Total assets	$228,457			$188,015

Liabilities
Deposits:
Checking accounts	$24,746	0.23	14	$14,286	0.45	16
Savings accounts and money market deposit accounts ("MMDAs")	35,425	2.77	247	29,699	4.17	311
Time deposit accounts	39,005	4.82	474	35,965	5.72	517

Total deposits	99,176	2.94	735	79,950	4.20	844
Borrowings:
Securities sold under agreements to repurchase ("repurchase agreements")	27,353	3.29	227	28,708	6.47	467
Advances from Federal Home Loan Banks ("FHLBs")	62,614	4.17	658	56,710	6.53	931
Federal funds purchased and commercial paper	4,309	3.71	40	4,555	6.69	77
Other	15,459	5.51	214	6,931	7.63	132

Total borrowings	109,735	4.12	1,139	96,904	6.60	1,607

Total interest-bearing liabilities	208,911	3.56	1,874	176,854	5.51	2,451

Noninterest-bearing liabilities	5,492			2,349

Total liabilities	214,403			179,203
Stockholders' Equity	14,054			8,812

Total liabilities and stockholders' equity	$228,457			$188,015

Net interest spread and net interest income		3.57	$1,816		2.19	$1,034

Net interest margin		3.53			2.31

(1)
Nonaccrual loans were included in the average loan amounts outstanding.

(2)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(3)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Loans(1):
SFR	$96,775	7.24%	$5,254	$80,852	7.30%	$4,426
Specialty mortgage finance(2)	8,727	10.34	677	4,771	11.33	405

Total SFR	105,502	7.50	5,931	85,623	7.52	4,831
SFR construction(3)	2,744	8.39	173	1,304	9.44	92
Second mortgage and other consumer:
Banking subsidiaries	9,395	8.61	605	6,846	9.05	464
Washington Mutual Finance	2,573	15.22	294	2,267	15.97	272
Commercial business	4,670	7.67	270	1,675	9.38	118
Commercial real estate:
Multi-family	16,675	7.95	995	15,471	7.73	897
Other commercial real estate	4,528	8.08	275	2,918	8.25	181

Total loans	146,087	7.80	8,543	116,104	7.87	6,855
MBS	44,882	7.08	2,384	59,220	6.90	3,066
Investment securities and other	14,144	5.78	613	4,398	6.98	230

Total interest-earning assets	205,113	7.50	11,540	179,722	7.53	10,151
Noninterest-earning assets	16,833			6,320

Total assets	$221,946			$186,042

Liabilities
Deposits:
Checking accounts	$21,132	0.41	65	$14,060	0.46	48
Savings accounts and MMDAs	34,146	3.27	835	29,672	3.99	887
Time deposit accounts	38,848	5.32	1,545	36,685	5.46	1,500

Total deposits	94,126	3.47	2,445	80,417	4.05	2,435
Borrowings:
Repurchase agreements	29,550	4.63	1,024	28,082	6.49	1,364
Advances from FHLBs	63,698	5.06	2,410	57,246	6.25	2,677
Federal funds purchased and commercial paper	4,685	4.76	166	3,000	6.09	137
Other	12,929	6.68	646	6,524	6.69	327

Total borrowings	110,862	5.12	4,246	94,852	6.34	4,505

Total interest-bearing liabilities	204,988	4.36	6,691	175,269	5.29	6,940

Noninterest-bearing liabilities	4,150			2,026

Total liabilities	209,138			177,295
Stockholders' Equity	12,808			8,747

Total liabilities and stockholders' equity	$221,946			$186,042

Net interest spread and net interest income		3.14	$4,849		2.24	$3,211

Net interest margin		3.14			2.37

(1)
Nonaccrual loans were included in the average loan amounts outstanding.

(2)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(3)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

    The net interest spread is the difference between our weighted average yield on our interest-earning assets and the weighted average cost of our interest-bearing liabilities. The net interest margin measures our annualized net interest income as a percentage of average interest-earning assets.

    During the third quarter of 2001, our net interest spread of 3.57% was greater than our net interest margin of 3.53% because our interest-bearing liabilities exceeded our interest-earning assets.

    Noninterest Income.  Noninterest income consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percentage Change	2001	2000	Percentage Change
	(dollars in millions)
Depositor and other retail banking fees	$333	$256	30%	$937	$707	33%
Securities fees and commissions	78	78	—	226	245	(8)
Insurance fees and commissions	12	11	9	37	33	12
Loan servicing fees	433	90	381	947	248	282
Amortization of MSR	(293)	(35)	737	(625)	(89)	602
Impairment of MSR	(554)	—	—	(692)	—	—
Other loan servicing expense	(37)	(17)	118	(98)	(49)	100

Net loan servicing income (expense)	(451)	38	—	(468)	110	—
SFR mortgage related income	84	29	190	213	80	166
Other loan related income	9	1	800	28	3	833

Loan related income	93	30	210	241	83	190
Gain from mortgage loans	275	56	391	677	197	244
Gain from sale of originated MBS	5	—	—	77	—	—
Gain (loss) from sale of other available-for-sale securities	312	9	—	342	(14)	—

Gain (loss) from securities	317	9	—	419	(14)	—
Other income	81	33	145	224	73	207

Total noninterest income	$738	$511	44	$2,293	$1,434	60

    The quarter and year-to-date increases in depositor and other retail banking fees were primarily due to collecting more nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by approximately 917,000, or 19%, over the past year. This increase included 271,183 checking accounts acquired from Bank United Corp. during the first quarter of 2001.

    The year-to-date decrease in securities fees and commissions was primarily due to lower sales of investment products, largely a result of continued investor uncertainty regarding the stock market. This decline was offset by a $2 million increase in asset management fees related to the increase in funds under management to $10.6 billion at September 30, 2001 from $9.7 billion a year ago.

    The increase in loan servicing fees for the quarter and year-to-date periods, as compared to the same periods in the prior year, was largely the result of the addition of the loan servicing portfolios of the Acquired Companies.

    The growth in MSR to $6.7 billion at September 30, 2001 from $1.0 billion at year-end 2000 and higher prepayment rates were the primary cause of the $258 million increase in MSR amortization during the third quarter of 2001. The impact of higher actual and anticipated prepayment rates on the underlying MSR portfolio was also the cause of the $554 million MSR impairment. Refer to "Market Risk Management" for a discussion of the impact of additional interest rate movements on the fair value of MSR.

    Declining long-term mortgage interest rates, which were the primary cause of the high prepayment rates within our MSR portfolio, also generated strong levels of fixed-rate loan volume. This resulted in a gain from mortgage loans of $275 million during the quarter. Our adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 had the net impact of increasing gain from mortgage loans by $267 million for the nine months ended September 30, 2001.

    Since our other available-for-sale investment securities portfolio generally increases in value when interest rates decline, we sold $10.8 billion of these securities during the third quarter, which resulted in a gain of $312 million. In addition, the partial liquidation of our repurchase agreement portfolio with embedded interest rate floors resulted in a pretax gain, accounted for as an extraordinary item, of $125 million ($75 million after tax).

    A significant portion of the growth in loan related income during the quarter and nine months ended September 30, 2001 was due to higher loan prepayment fees as a result of the higher level of refinancing activity.

    The increase in other income during the third quarter of 2001 was primarily due to a $33 million gain from the sale of 13 banking offices and a $10 million increase in premiums from our reinsurance program, which commenced in the last quarter of 2000. In addition to the gain from the sale of banking offices, the increase in other income during the nine months ended September 30, 2001, compared with the same period in 2000, included an increase of $35 million from our Bank Owned Life Insurance program, an increase of $28 million from our reinsurance program, and a gain of $32 million on Concord EFS, Inc. ("Concord") stock. We donated the Concord stock to the Washington Mutual Foundation; therefore, there is a similar increase in "other expense."

    Noninterest Expense.  Noninterest expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percentage Change	2001	2000	Percentage Change
	(dollars in millions)
Compensation and benefits	$507	$339	50%	$1,389	$1,005	38%
Occupancy and equipment	202	145	39	576	446	29
Telecommunications and outsourced information services	111	82	35	322	236	36
Depositor and other retail banking losses	37	28	32	99	76	30
Amortization of goodwill and other intangible assets	48	27	78	127	81	57
Advertising and promotion	52	39	33	135	102	32
Postage	37	25	48	98	73	34
Professional fees	51	22	132	139	65	114
Regulatory assessments	9	8	13	26	24	8
Office supplies	12	8	50	31	24	29
Travel and training	36	17	112	83	47	77
Other expense	52	45	16	261	125	109

Total noninterest expense	$1,154	$785	47	$3,286	$2,304	43

    Employee base compensation and benefits expense increased during the quarter and nine months ended September 30, 2001 due to the addition of the Acquired Companies and the hiring of additional staff to support our expanding operations.

    The increases in occupancy and equipment expense resulted from higher rent expense related to existing and new properties and increases in maintenance and depreciation expense.

    The increases in telecommunications and outsourced information services expense during the 2001 periods were attributable to higher rates, effective the beginning of the year, with a third party service provider and increased use of data processing.

    The increases in advertising and promotion expense were related to additional costs associated with campaigns for various loan and deposit products.

    The increases in professional fees were attributable to various projects related to technology development as well as developing and delivering new products.

    The increase in other expense during the third quarter of 2001 was primarily due to increases in loan expenses and other outside services. These increases were substantially offset by a $57 million reversal of the allowance for recourse obligations. During the third quarter, we performed a comprehensive review of the factors and process we utilize to assess the adequacy of this allowance, which resulted in this reversal.

    The increase in other expense during the nine months ended September 30, 2001 was primarily due to increases in contributions, loan expenses, and foreclosed asset expense. The increase in contributions included the donation of the aforementioned Concord stock to the Washington Mutual Foundation. Higher loan expenses were attributable to an overall increase in loan originations and purchases.

Review of Financial Condition

    Assets.  At September 30, 2001, our assets were $223.6 billion, an increase of 15% from $194.7 billion at December 31, 2000. The increase was attributable to the Acquired Companies.

    Securities.  Securities consisted of the following:

	September 30, 2001	December 31, 2000
	(in millions)
Available-for-sale securities, total amortized cost of $46,694 and $42,288:
MBS	$37,217	$40,349
Other investment securities	10,662	1,810

	$47,879	$42,159

Held-to-maturity securities, total fair value of $16,486 at December 31, 2000:
MBS	$—	$16,428
Other investment securities	—	137

	—	16,565

Total	$47,879	$58,724

    Our securities portfolio declined $10.8 billion to $47.9 billion at September 30, 2001 from $58.7 billion at December 31, 2000. The lower interest rate environment contributed to the decrease in our MBS portfolio, as principal paydowns accelerated due to high refinancing activity. In addition, we sold $14.2 billion of MBS during the nine months ended September 30, 2001. We purchased $24.6 billion of investment securities during the nine months ended September 30, 2001, consisting primarily of U.S. Government bonds to provide an economic hedge to the value of our MSR, and enhance the diversification and liquidity of our balance sheet. Approximately $10.8 billion of these securities were sold during the third quarter, primarily to offset the decline in value of our MSR portfolio. With the adoption of SFAS No. 133, we reclassified our held-to-maturity securities to available-for-sale.

    Loans.  Total loans consisted of the following:

	September 30, 2001	December 31, 2000
	(in millions)
Loans held for sale	$18,035	$3,404
Loans held in portfolio:
SFR	82,174	80,181
Specialty mortgage finance(1)	9,196	6,783

Total SFR loans	91,370	86,964
SFR construction(2)	2,745	1,431
Second mortgage and other consumer:
Banking subsidiaries	10,202	7,992
Washington Mutual Finance	2,550	2,486
Commercial business	5,285	2,274
Commercial real estate:
Multi-family	16,163	15,657
Other commercial real estate	4,585	2,822

Total loans held in portfolio	$132,900	$119,626

(1)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

    The increase in loans held for sale was largely the result of significantly higher fixed-rate loan production, which occurred due to lower mortgage rates. The reduction in mortgage rates also led to substantially higher volumes of refinancing activity. Loan applications increased beginning in the second half of the first quarter of 2001 and remained high through the second and third quarters. We expect loan volume to remain high during the fourth quarter, but it will ultimately lessen when interest rates stabilize and refinancing activity diminishes.

    The increase in loans held in portfolio was substantially due to the acquisition of Bank United Corp. This increase was partially offset by higher levels of prepayment activity within our SFR (excluding specialty mortgage finance) portfolio. Substantially all of this portfolio at September 30, 2001 and December 31, 2000 was comprised of ARMs.

    Loan volume (originations and purchases) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
SFR:
ARMs	$9,120	$10,330	$24,334	$28,520
Fixed rate	30,781	1,639	68,258	3,770
Specialty mortgage finance(1)	3,186	2,351	8,405	6,588

Total SFR loan volume	43,087	14,320	100,997	38,878
SFR construction(2)	286	467	2,570	1,435
Second mortgage and other consumer:
Banking subsidiaries	2,280	1,381	5,780	3,578
Washington Mutual Finance	499	580	1,453	1,754
Commercial business	573	739	2,148	1,889
Commercial real estate:
Multi-family	424	306	1,493	1,190
Other commercial real estate	70	100	479	234

Total loan volume	$47,219	$17,893	$114,920	$48,958

(1)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

    Loan volume by channel was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Originated	$26,791	$15,576	$75,990	$43,597
Purchased	4,836	1,531	11,426	4,001
Correspondent	15,592	786	27,504	1,360

Total loan volume by channel	$47,219	$17,893	$114,920	$48,958

    Refinancing activity(1) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
SFR:
ARMs	$6,944	$3,372	$16,700	$9,490
Fixed rate	18,806	297	42,991	767
Commercial real estate	364	257	1,117	798

Total refinances	$26,114	$3,926	$60,808	$11,055

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

    The increased volume of correspondent loans during the 2001 periods was primarily due to the mortgage operations of The PNC Financial Services Group, Inc. and Fleet Mortgage, which added $10.7 billion and $14.6 billion, respectively, in correspondent loans during the nine months ended September 30, 2001. Purchases of specialty mortgage finance loans were $1.6 billion and $4.0 billion for the quarter and nine months ended September 30, 2001, compared with $1.3 billion and $3.5 billion for the same periods a year ago.

    MSR.  Our MSR increased significantly to $6.7 billion at September 30, 2001 from $1.0 billion at December 31, 2000. The Acquired Companies added $4.8 billion to our MSR portfolio at the time of the acquisitions. Our loan servicing portfolio with MSR increased by $292.3 billion to $371.7 billion at September 30, 2001. Of this increase, $255.6 billion was attributable to the Acquired Companies.

    Total servicing portfolio, excluding retained MBS without MSR and owned loans, was as follows:

	September 30, 2001
	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)
Government	$62,750	52
Agency	239,191	42
Private	66,837	41
Long Beach Mortgage	7,470	50

Total servicing portfolio, excluding retained MBS without MSR and owned loans	$376,248*	44

*
Includes $4.6 billion of loans serviced without MSR.

    Since most loans within our servicing portfolio do not contain penalty provisions for early payoff, the value of our underlying MSR is subject to prepayment risk. When interest rates decline, prepayment volume accelerates, which reduces the level of expected cash flows on the servicing portfolio and, thus, subjects our MSR to potential impairment. For the nine months ended September 30, 2001, we recognized an MSR impairment of $692 million, which raised the valuation allowance for MSR impairment to $704 million as of September 30, 2001. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed.

    Deposits.  Deposits increased to $99.7 billion at September 30, 2001 from $79.6 billion at December 31, 2000. In connection with the acquisition of the Acquired Companies, we added $7.7 billion in retail deposits. At September 30, 2001, total deposits included $8.2 billion in custodial deposits related to loan servicing activities, compared with $1.1 billion at December 31, 2000.

    Deposits consisted of the following:

	September 30, 2001	December 31, 2000
	(in millions)
Checking accounts:
Noninterest bearing	$18,232	$8,575
Interest bearing	7,343	5,925

	25,575	14,500
Savings accounts	7,060	5,436
MMDAs	27,539	25,220
Time deposit accounts	39,559	34,418

	$99,733	$79,574

    Checking accounts, savings accounts and MMDAs ("transaction deposits") increased to 60% of total deposits at September 30, 2001, compared with 57% at year-end 2000. These three products have the benefit of lower interest costs, compared with time deposit accounts. Time deposit accounts increased by $5.1 billion from year-end 2000 primarily due to an Institutional Certificate of Deposit program, which was implemented in July to reduce our wholesale funding costs. During the third quarter of 2001, the program generated deposits of approximately $3.0 billion. The increase in time deposits was also due to a reclassification of MMDAs to time deposit accounts during the second quarter of 2001 that resulted from a product change in withdrawal restrictions. The increase in deposits and the continuing migration towards transaction deposits have benefited our cost of funds and net interest margin. Even though transaction deposits are more liquid, we consider them to be the core relationship with our customers. We believe they provide a more stable source of long-term funding than time deposits. At September 30, 2001, deposits funded 45% of total assets, compared with 41% at year-end 2000.

    Borrowings.  Our borrowings primarily take the form of repurchase agreements and advances from the Federal Home Loan Banks ("FHLBs") of Seattle, San Francisco and Dallas. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

    Our other borrowings portfolio increased by $5.8 billion during 2001 primarily due to the issuance of senior and subordinated debt, and Trust Preferred Income Equity Redeemable SecuritiesSM ("PIERSSM"). Refer to "Liquidity" for further discussion of these funding sources.

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

    Nonperforming assets consisted of the following:

	September 30, 2001	June 30, 2001	December 31, 2000
	(dollars in millions)
Nonaccrual loans:
SFR	$801	$632	$509
Specialty mortgage finance(1)	356	310	179

Total SFR nonaccrual loans	1,157	942	688
SFR construction(2)	26	24	18
Second mortgage and other consumer:
Banking subsidiaries	52	45	51
Washington Mutual Finance	78	71	66
Commercial business	126	107	12
Commercial real estate:
Multi-family	51	26	10
Other commercial real estate	321	148	21

	1,811	1,363	866
Foreclosed assets	221	204	153

	$2,032	$1,567	$1,019

Nonperforming assets as a percentage of total assets	0.91%	0.68%	0.52%

(1)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

    Nonaccrual loans increased to $1.8 billion at September 30, 2001 from $1.4 billion at June 30, 2001 and $866 million at December 31, 2000. Of the increase in nonaccrual loans during the nine months ended September 30, 2001, approximately $600 million was attributable to loans originated by the Acquired Companies. These loans are concentrated in SFR categories of the Acquired Companies, as well as the commercial business and commercial real estate loan categories acquired from Bank United Corp.

    SFR loans on nonaccrual status increased by $292 million during the nine-month period ended September 30, 2001. This increase included loans acquired as part of the Acquired Companies' lending channels and loans we repurchased from investors in conjunction with our expanded mortgage banking operations. The balance of the increase resulted from internal portfolio activity, including loans obtained through wholesale and correspondent channels.

    The SFR portfolio consists of loans within all regions of the country and has been impacted by the national economic decline. During the period, general economic conditions have deteriorated as represented by the increase in the national unemployment rate from 4.0% at December 31, 2000 to 4.9% at September 30, 2001.

    Management anticipates that SFR nonaccrual loans will continue to increase in light of softening economic conditions and has taken steps to minimize our exposure through enhanced default management processes. Additionally, steps have been taken to reduce risk through the implementation of more stringent credit standards for new transactions, including the adoption of reduced loan-to-value ratio limits, particularly in markets that have experienced significant price appreciation or reflect a high probability of price depreciation. Revised policy limits relating to refinancing transactions have also been adopted. Furthermore, only 6% of the portfolio has a current loan-to-value ratio above 80% for which no private mortgage insurance coverage exists.

    The increase in specialty mortgage finance loans on nonaccrual status is attributable to the continued growth and seasoning of the various types of loans within this category. Increased nonaccrual amounts are likely as the portfolio continues to mature and economic conditions soften.

    In the commercial real estate portfolio, approximately $275 million of the Company's healthcare loans have been placed on nonaccrual status. Approximately half of the $275 million continues to perform, as required, in terms of payment performance, but concerns over the future timely collection of principal and interest support the transfer to nonaccrual status. These loans are secured by healthcare properties located throughout the United States. We have taken steps to reduce our exposure in this lending activity and have assigned the responsibility for these relationships to our Asset Management Group, which specializes in the management of complex and/or troubled credits.

    In the commercial business sector, we continue to closely monitor loans in the small business sector of the commercial business portfolio acquired from Bank United Corp. This sector consists primarily of Small Business Administration loans and has experienced significant increases in nonaccrual loans. As of September 30, 2001, this portfolio totaled $555 million, of which nonaccrual loans were $72 million, compared with $61 million at June 30, 2001.

    We continue to closely monitor loans in the nationally syndicated loan portfolio, including shared national credits. We have placed our $27 million interest in four of these loans on nonaccrual status, and additional nonaccrual loans in this category are likely.

    Overall, our portfolio of multi-family loans, which comprised approximately 78% of our commercial real estate loan portfolio at September 30, 2001, continues to perform well and reflects low levels of nonaccrual loans at 0.32% of total multi-family loans. The third quarter 2001 increase in multi-family sector nonaccrual loans resulted primarily from a $34 million relationship consisting of two loans.

    Commercial and commercial real estate loans from the Acquired Companies that are eligible for credit renewals are subjected to our standards for commercial lending activities, which are typically more restrictive than those previously used by the Acquired Companies. In addition, we are limiting the volume of new loan originations made to borrowers in higher risk categories and are actively reducing portfolio exposures in these higher risk categories, whenever possible.

    The increase in foreclosed assets since December 31, 2000 includes $29 million of inventory from the Acquired Companies.

    In addition to the nonperforming assets referred to above, we also have credit exposure related to loans securitized and retained in our MBS portfolio and loans and MBS sold to third parties for which a recourse obligation exists. As of September 30, 2001, nonaccrual loans in these portfolios were $41 million, compared with $38 million at June 30, 2001 and $20 million at December 31, 2000. The corresponding allowance for recourse obligations for these portfolios was $46 million at September 30, 2001.

    As a result of the increase in nonaccrual loans during the nine months ended September 30, 2001, the ratio of the allowance for loan and lease losses to total nonaccrual loans declined from 117% at December 31, 2000 and 86% at June 30, 2001 to 72% at September 30, 2001. This ratio is subject to significant fluctuations from period to period due to such factors as the mix of loan types in the portfolio, the economic prospects of our borrowers and, in the case of secured loans, the value and marketability of collateral. The methodologies we use to determine the allowance for loan and lease losses are discussed below and in our 2000 Annual Report on Form 10-K.

    Provision and Allowance for Loan and Lease Losses.  Given economic trends as well as the growth in the commercial and specialty mortgage finance loan portfolios and in nonaccrual loans, we increased the third quarter 2001 provision for loan and lease losses to $200 million, an amount that is above the $75 million in net charge offs for the same period. As a result of the slowing economy, we anticipate that the provision may continue to exceed net charge offs in coming quarters. As a percentage of average loans, net charge offs were 0.20% and 0.19% for the quarter and nine months ended September 30, 2001, compared with 0.14% and 0.15% for the same periods in 2000. Net charge offs were $75 million in both the second and third quarters of 2001.

    We analyze several important elements in determining the allowance for loan and lease losses in any given period, such as current and historical economic conditions, nonaccrual asset trends, historical loan loss experience, and plans for problem loan administration and resolution. In addition to the analysis performed on more homogeneous portfolios, such as our SFR products, we evaluate the adequacy of the allowance for non-homogeneous type loans, such as commercial business and commercial real estate loans, on an individual basis. The review conducted for the third quarter of 2001 concluded that allowance coverage was adequate based on these analyses.

    Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in millions)
Balance, beginning of period	$1,170	$1,010	$1,014	$1,042
Identified allowance for loans sold or securitized	—	(3)	—	(37)
Allowance acquired through business combinations	—	—	114	—
Provision for loan and lease losses	200	48	375	133

	1,370	1,055	1,503	1,138
Loans charged off:
SFR	(6)	(3)	(27)	(14)
Specialty mortgage finance(1)	(4)	(1)	(16)	(2)

Total SFR charge offs	(10)	(4)	(43)	(16)
SFR construction(2)	—	—	—	(1)
Second mortgage and other consumer:
Banking subsidiaries	(12)	(12)	(40)	(32)
Washington Mutual Finance	(36)	(30)	(103)	(86)
Commercial business	(19)	(3)	(35)	(8)
Commercial real estate:
Multi-family	—	—	—	(2)
Other commercial real estate	(5)	(1)	(10)	(1)

Total charge offs	(82)	(50)	(231)	(146)
Recoveries of loans previously charged off:
SFR	—	—	2	1
Specialty mortgage finance(1)	—	—	—	1

Total SFR recoveries	—	—	2	2
Second mortgage and other consumer:
Banking subsidiaries	1	1	4	2
Washington Mutual Finance	5	4	14	13
Commercial business	1	—	2	1
Commercial real estate:
Multi-family	—	1	—	1
Other commercial real estate	—	1	1	1

Total recoveries	7	7	23	20

Net charge offs	(75)	(43)	(208)	(126)

Balance, end of period	$1,295	$1,012	$1,295	$1,012

Net charge offs as a percentage of average loans	0.20%	0.14%	0.19%	0.15%
Allowance as a percentage of total loans held in portfolio	0.97	0.88	0.97	0.88

(1)
Includes purchased sub-prime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

Operating Segments

    Effective January 1, 2001, we realigned our operating segments and enhanced our segment reporting process methodologies. Historical periods have been restated to be consistent with the new alignment and methodologies. We are now managed along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance.

Banking and Financial Services

    Net income was $326 million for the third quarter of 2001, up from $212 million for the third quarter of 2000. Net income was $729 million for the nine months ended September 30, 2001, compared with $614 million for the same period in 2000. Net interest income was $688 million and $1.7 billion for the quarter and nine months ended September 30, 2001, up from $484 million and $1.5 billion for the quarter and nine months ended September 30, 2000 due to the growth in deposits and consumer loans. Noninterest income increased to $482 million and $1.3 billion during the quarter and nine months ended September 30, 2001 from $361 million and $1.0 billion for the same periods in 2000. The increase in noninterest income was primarily due to the increase in depositor and other retail banking fees to $330 million and $928 million for the quarter and nine months ended September 30, 2001 from $256 million and $705 million for the comparable periods in 2000. For the year-to-date periods, depositor and other retail banking fees increased by more than 32%, while the number of checking accounts increased by 19%, including 271,183 accounts acquired from Bank United Corp., from September 30, 2000 to September 30, 2001.

    Primarily reflecting increases in compensation and benefits expense, occupancy and equipment expense, and business and occupation taxes, noninterest expense increased to $620 million and $1.8 billion during the quarter and nine months ended September 30, 2001, compared with $486 million and $1.5 billion for the same periods in 2000. The acquisition of Bank United Corp. also contributed to the increases during the 2001 periods.

    Total average assets increased by approximately 39% and 35% for the quarter and nine months ended September 30, 2001, compared with the same periods a year ago, primarily due to the growth in consumer loans.

Home Loans and Insurance Services

    Net income was $340 million and $946 million for the quarter and nine months ended September 30, 2001, up from $199 million and $654 million for the same periods a year ago. Net interest income was $521 million and $1.5 billion during the quarter and nine months ended September 30, 2001, up from $364 million and $1.2 billion during the quarter and nine months ended September 30, 2000 primarily due to the growth in SFR loans.

    Noninterest income increased to $409 million and $1.0 billion during the quarter and nine months ended September 30, 2001 from $139 million and $401 million for the same periods a year ago as a result of increases in gain from mortgage loans, loan related income and gain from originated MBS. The increase in gain from mortgage loans reflected the addition of the loan origination operations of the Acquired Companies, a substantial increase in fixed-rate SFR loan volume due to refinancing activity, and the impact of the adoption of SFAS No. 133. A significant portion of the growth in loan related income was due to higher loan prepayment fees resulting from a higher level of refinancing activity. These increases were partially offset by a decline in loan servicing income resulting from increased MSR amortization and the recognition of MSR impairment during the 2001 periods. The Home Loans and Insurance Services Group received an inter-segment allocation of financial hedge gains of $467 million to offset the MSR impairment during the third quarter of 2001.

    Noninterest expense rose to $352 million and $893 million for the quarter and nine months ended September 30, 2001 from $156 million and $439 million for the comparable periods in 2000. The 2001 periods primarily reflected higher compensation and benefits expense, and occupancy and equipment expense, primarily the result of the Acquired Companies.

    Total average assets increased by approximately 20% for the quarter and nine months ended September 30, 2001, compared with the same periods a year ago, as a result of the Acquired Companies, along with an increase in loans originated and retained.

    The acquisitions expanded the Home Loan and Insurance Services Group's retail origination presence into the Northeast and Southeast, and complemented the wholesale operations nationwide. The acquisitions accelerated the execution of the Group's strategy to expand the correspondent lending channel by providing a nationwide network of lenders. In addition, the acquisitions provided geographic diversification of the loan servicing portfolio, expanded the Group's loan servicing operations into the Midwest, and increased the customer base of the Group's services.

Specialty Finance

    Net income was $93 million and $272 million for the quarter and nine months ended September 30, 2001, up from $68 million and $203 million for the same periods a year ago. Net interest income was $249 million and $726 million during the quarter and nine months ended September 30, 2001, up from $186 million and $548 million during the quarter and nine months ended September 30, 2000. The increase in net interest income reflected the growth in average receivables outstanding through acquisitions and internally generated loan production. Total average assets increased by approximately 30% for the quarter and nine months ended September 30, 2001, compared with the same periods a year ago.

    Noninterest income was $16 million and $52 million for the quarter and nine months ended September 30, 2001, compared with $8 million and $26 million for the same periods a year ago, primarily due to increases in loan servicing income and loan related income. The increase in loan servicing income was primarily due to the securitization and servicing of multi-family loans during the quarter. The Acquired Companies' loan portfolios contributed to the increase in loan related income.

    Noninterest expense increased to $63 million and $190 million for the quarter and nine months ended September 30, 2001 from $47 million and $140 million for the same periods in 2000. These increases were primarily attributable to the acquisition of Bank United Corp., which contributed approximately $6 billion in assets to the Group.

    The acquisitions expanded the Specialty Finance Group's national presence and geographic diversification into Texas and the South, and contributed additional expertise in multi-family and commercial real estate lending and loan servicing.

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

    On April 20, 2001, we established a $15 billion Global Bank Note Program (the "Program") for our two most significant banking subsidiaries, WMBFA and WMB. The Program facilitates issuance of both senior and subordinated debt in the United States and the international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Under the Program, we issued $3.8 billion of senior notes and $1.0 billion of subordinated notes during the nine months ended September 30, 2001.

    In May 2001, another one of our subsidiaries, Washington Mutual Finance, issued $1 billion of senior notes in two parts of $500 million each.

    On April 30, 2001, we sold $1 billion of PIERSSM to qualified institutional buyers. The offering consisted of a unit comprised of a trust preferred security and a warrant to purchase Washington Mutual common stock. On May 16, 2001, we sold an additional $150 million of PIERSSM pursuant to the underwriters' overallotment option. The proceeds from both the Program and PIERSSM are being used for general corporate purposes, including the funding of acquisitions.

Capital Adequacy

    Reflecting strong earnings, the issuance of $1.15 billion of PIERSSM, $398 million of which was attributable to the attached warrants (recorded as capital surplus), and an increase in the net unrealized gain from securities, the ratio of stockholders' equity to total assets increased to 6.50% at September 30, 2001 from 5.22% at year-end 2000. These sources of capital were more than adequate to accommodate the recent acquisitions as well as support asset growth.

    On October 19, 2001, we announced the resumption of our share repurchase program. Our Board of Directors had previously authorized the repurchase of up to 167 million shares of our common stock, under which 99.5 million shares had been repurchased as of September 30, 2001. In accordance with Securities and Exchange Commission rules and regulations, we suspended our share repurchase program as of October 25, 2001, which is the date on which the proxy statement/prospectus in connection with the proposed merger with Dime Bancorp, Inc. ("Dime") was first mailed to Dime stockholders.

    The regulatory capital ratios of WMBFA, WMB and WMBfsb and the minimum regulatory requirements to be categorized as well capitalized were as follows:

	September 30, 2001
	WMBFA	WMB	WMBfsb	Well-Capitalized Minimum
Tier 1 capital to adjusted total assets (leverage)	5.90%	5.84%	7.65%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.33	10.32	11.37	6.00
Total risk-based capital to total risk-weighted assets	11.26	11.50	12.63	10.00

    Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at September 30, 2001.

    Our broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2001, both of our securities subsidiaries were in compliance with their applicable capital requirements.

Market Risk Management

    Certain of the statements contained within this section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to assist in the understanding of how our financial performance would be affected by the circumstances described in this section. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. See "Cautionary Statements."

    Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, MSR, securities, deposits, borrowings, long-term debt and derivative financial instruments.

    Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates, which cause changes in net interest income and fluctuations in the fair value of assets and liabilities, such as MSR. Asset/liability management is governed by policies reviewed and approved annually by our Board. The Board has delegated the responsibility to oversee the administration of these policies to the Directors' Loan and Investment Committee, and the responsibility for the implementation of these policies has been delegated to management's Corporate Finance Committee.

    Our interest rate risk arises primarily because assets and liabilities reprice or mature at different times or frequencies as market interest rates change. Our net interest income generally increases in a falling interest rate environment and decreases in a rising interest rate environment. This is because our deposits and borrowings typically reprice faster than our mortgage loans and securities, contributing to an expansion in the net interest margin in a falling interest rate environment. The slower repricing of assets results mainly from the lag effect inherent in loans and MBS indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and to the 11th District FHLB monthly weighted average cost of funds index.

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

    To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. We retain short-term and adjustable-rate assets because they have repricing characteristics that more closely match the repricing characteristics of our liabilities. In addition to selling fixed-rate loans, we also sell a portion of our ARMs with three- to five-year initial fixed interest rates. We have also established additional balance sheet flexibility and diversity by designating some monthly option ARMs as held for sale.

    To further manage the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, our fixed-rate loans are matched with long-term deposits and borrowings, and our ARMs are matched with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps, corridors, swaps and swaptions (options to enter into pay-fixed interest rate swaps).

    Through the use of interest rate caps, corridors, swaps and swaptions, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We have purchased interest rate caps, corridors, pay-fixed interest rate swaps and swaptions to protect against rising interest rates. We have also purchased receive-fixed interest rate swaps to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments.

    The interest rate caps, corridors, pay-fixed interest rate swaps and swaptions are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise by effectively lengthening the repricing period. At September 30, 2001, we held an aggregate notional value of $22.6 billion of caps, corridors, pay-fixed interest rate swaps and swaptions. This included $5.9 billion of swaptions and $710 million of interest rate caps embedded in adjustable-rate borrowings. None of the interest rate caps had strike rates that were in effect, as current London Interbank Offered Rates were well below the strike rates. The swaptions are exercisable upon maturity, which ranges from February 2002 to September 2003. Thus, we have a degree of interest rate protection when interest rates rise, because these instruments provide a mechanism for fixing the rate on our deposits and borrowings to an interest rate that could be lower than market levels.

    Using receive-fixed interest rate swaps, we can effectively reduce the interest expense on long-term, fixed-rate borrowings during periods when the receive-fixed rate is greater than the short-term floating rate on the swap. Long-term borrowings, such as subordinated debt, also provide an excellent source of long-term funds. The issuance of subordinated debt, which generally qualifies as a component of risk-based capital, combined with a receive-fixed rate swap results in an increase in capital at an attractive funding rate. At September 30, 2001, we held $4.4 billion of receive-fixed interest rate swaps.

    Management has also made efforts to reduce the volatility of net interest income by re-mixing the balance sheet. This strategy involves the sale of fixed- and certain adjustable-rate loans, purchase of specialty mortgage finance loans, origination of consumer and commercial loans, and increasing the number and balances of transaction deposits. The commercial loan portfolio should mitigate, in part, our exposure to margin compression during periods of rising interest rates, since commercial loans generally reprice to market rates more quickly than our home mortgage products. Specialty mortgage finance, consumer and commercial loans also have the benefit of yielding higher margins, compared with our traditional home mortgage products. Management closely monitors the performance of these loans, as this strategy also increases our credit risk.

    We are also striving to increase the proportion of transaction deposits to total deposits as well as the proportion of noninterest income to total revenue to mitigate our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts and custodial accounts are not sensitive to interest rate fluctuations. Additionally, checking accounts provide a growing source of noninterest income through depositor and other retail banking fees.

    The sensitivity of net interest income to interest rate movements is one component of our interest rate risk analysis. To analyze interest rate risk sensitivity, we project net interest income based on parallel and non-parallel changes in the yield curve. The table below indicates the sensitivity of pretax net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending September 30, 2002 for a total increase and decrease of 200 basis points ("bp"). The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

    Our net interest income sensitivity profile as of September 30, 2001 and December 31, 2000 is stated below:

	Gradual Change in Rates
	-200bp	+200bp
Net interest income change for the one-year period beginning:
October 1, 2001	6.7%	(8.7)%
January 1, 2001	11.0	(12.4)

    Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Additionally, the model captures the impact of interest rate caps and floors on adjustable-rate products. Assumptions regarding interest rate and balance behavior of transaction deposits reflect management's best estimate of future behavior. Sensitivity of new loan volume to market interest rate levels is also considered.

    We analyze additional interest rate scenarios, including more extreme rising and falling rate environments, to support interest rate risk management. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in the net interest income sensitivity analysis presented above. Typically, net interest income sensitivity in a rising interest rate environment is not as pronounced in these longer time periods as lagging assets reprice to current market levels and balance sheet growth begins to offset a lower net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

    In addition to changes in net interest income that may result from interest rate risk, we are also exposed to changes in fair value that occur from prepayment risk to our MSR portfolio. Since most loans within our servicing portfolio do not contain penalty provisions for early payoff, the value of our underlying MSR is subject to impairment from prepayment risk. This risk generally increases in a declining interest rate environment as prepayments on our mortgage based assets tend to move inversely with mortgage rates. Increases in prepayments shorten the expected life of MSR, thereby decreasing their fair value and creating impairment.

    Any analysis of MSR impairment is based on a point in time and assumes an instantaneous parallel shift in the yield curve. Prepayment rates are forecasted, and therefore may not respond exactly as anticipated when mortgage interest rates change. Thus, any such analysis is limited by the conditions existing and assumptions made as of a particular point in time, which may not be appropriate if they are applied to a different point in time.

    Within our overall approach to enterprise interest rate risk management, we currently have two main strategies designed primarily for handling potential impairments in the fair value of MSR. The first is the "natural business hedge" that is inherent in our mortgage banking business. The current composition of the balance sheet and the response of net interest income to declining interest rates act, to some extent, as a hedge of MSR impairment. Net interest income generally increases in a declining interest rate environment, providing an offset for impairment. Lower interest rates also contribute to increased loan volume, particularly fixed-rate loan production. Since our strategy is to sell most of our fixed-rate loans, we are able to recognize additional gains from mortgage loan sales and gains from sales of securitized loans. The effectiveness of the natural hedge increases to the extent that our MSR are replenished more quickly than they prepay.

    The second risk management strategy involves the use of investment securities and embedded derivatives. We have purchased fixed-rate investment securities, such as agency and treasury bonds, and interest rate floors embedded in certain adjustable-rate borrowings to supplement the "natural business hedge" of our MSR. The embedded interest rate floors provide a benefit when a specified interest rate index drops below certain levels (strike rate).

    We believe that as a result of our risk management strategies our net income for the fourth quarter of 2001 will not be significantly affected by the decreases in short and long term interest rates that have occurred since September 30 or by reasonably anticipated future decreases this quarter, although the gross amount of MSR impairment in the fourth quarter will exceed the amount recorded in the third quarter. In addition to financial hedges that were in place at September 30, 2001, we purchased additional fixed-rate government and agency bonds subsequent to September 30, 2001. We believe that our existing financial hedges will cover approximately 90% of MSR impairment caused by future rate decreases. Further, in a declining interest rate environment, our net interest income will be enhanced as a result of a higher net interest margin and we will continue to recognize high levels of gains from mortgage loans.

    We also hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of fixed-and adjustable-rate SFR loans to be sold in the secondary market. The risk associated with the mortgage pipeline is the potential rise in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 60 to 90 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. Consequently, if the loan does not fund, we may not have the necessary assets to meet the commitment; therefore, we may be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we consider fallout factors, which represent the percentage of loans that are not expected to close, in calculating the amount of forward sales agreements to execute.

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

Maturity and Repricing Information

    A conventional view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we take into consideration expected prepayment speeds rather than contractual maturities. The balances reflect actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. We have used prepayment assumptions based on market estimates and past experience with our current portfolio. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates. Certain transaction accounts that reprice based on a market index and/or typically reprice more frequently were allocated based on the expected repricing period. Non-rate sensitive items such as the reserve for loan losses and deferred loan fees/costs are not included in the table. Loans held for sale are generally included in the 0-3 months category to the extent they are hedged with commitments to sell loans.

    The gap information is limited by the fact that that it is a point in time analysis. The date reflects conditions and assumptions as of September 30, 2001. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections and the allocation of instruments with optionality to a specific maturity bucket. Consequently, the interpretation of the gap information is subjective.

	September 30, 2001
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$72,028	$16,915	$21,544	$500	$110,987
Fixed-rate loans(1)	15,990	5,710	11,264	5,950	38,914
Adjustable-rate securities(1),(2)	26,824	2,162	847	5	29,838
Fixed-rate securities(1)	1,097	2,145	6,061	11,673	20,976
Cash and cash equivalents	3,722	—	—	—	3,722
Derivatives matched against assets	940	100	(100)	(940)	—

	$120,601	$27,032	$39,616	$17,188	$204,437

Interest-Sensitive Liabilities
Noninterest-bearing checking accounts(3)	$1,127	$2,965	$8,961	$5,185	$18,238
Interest-bearing checking accounts, savings accounts and MMDAs(3)	10,413	9,266	13,093	9,165	41,937
Time deposit accounts	16,779	18,202	4,522	46	39,549
Short-term and adjustable-rate borrowings	76,598	5,660	—	—	82,258
Long-term fixed-rate borrowings	8,069	1,386	8,228	4,767	22,450
Derivatives matched against liabilities	5,659	2,108	(12,507)	4,740	—

	$118,645	$39,587	$22,297	$23,903	$204,432

Repricing gap	$1,956	$(12,555)	$17,319	$(6,715)

Cumulative gap	$1,956	$(10,599)	$6,720	$5

Cumulative gap as a percentage of total assets	0.87%	(4.74)%	3.01%	0.00%
Total assets					$223,638

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2)
Includes investment in FHLBs.

(3)
Based on projected decay rates and/or repricing periods for checking, savings, and money market deposit accounts.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    See Index of Exhibits on page 39.

  (b)
  Reports on Form 8-K

    The Company filed a report on Form 8-K dated July 5, 2001. The report included under Item 5 of Form 8-K a press release clarifying the amount of merger consideration to be received by Dime stockholders per the definitive Agreement and Plan of Merger with Dime dated as of June 25, 2001.

    The Company filed a report on Form 8-K dated July 17, 2001. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's second quarter 2001 financial results and unaudited consolidated financial statements for the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

WASHINGTON MUTUAL, INC.
By:	/s/ FAY L. CHAPMAN Fay L. Chapman Senior Executive Vice President and General Counsel
By:	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.
3.1		Restated Articles of Incorporation of the Company, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).
3.3		Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series H (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).
3.4		Restated Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. File No. 001-14667).
4.1		Rights Agreement dated December 20, 2000 between the Company and Mellon Investor Services, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).
4.2		The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
99	(a)	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
	(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX OF EXHIBITS