Form 10-K
period 2001-12-31
WASHINGTON MUTUAL INC
filed 2002-03-19
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :
Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
8% Corporate Premium Income Equity Securities	New York Stock Exchange
Litigation Tracking WarrantsTM	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: none

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X  NO   .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2002:

Common Stock — $31,328,958,175(1)

(1) Does not include any value attributable to 18,000,000 shares that are held in escrow and not traded.

        The number of shares outstanding of the issuer's classes of common stock as of March 1, 2002:

Common Stock — 971,374,311(2)

(2) Includes the 18,000,000 shares held in escrow.

Documents Incorporated by Reference

        Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2002, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page
PART I	1
Item 1. Business	1
Overview	1
Banking and Financial Services Group	1
Home Loans and Insurance Services Group	2
Specialty Finance Group	4
Employees	5
Factors That May Affect Future Results	5
Business Combinations	8
Taxation	8
Environmental Regulation	9
Regulation and Supervision	10
Principal Officers	21
Item 2. Properties	23
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	23
PART II	24
Item 5. Market for our Common Stock and Related Security Holder Matters	24
Item 6. Selected Financial Data	25
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Cautionary Statements	25
Overview	26
Recently Issued Accounting Standards	26
Critical Accounting Policies	27
Earnings Performance	27
Review of Financial Condition	34
Asset Quality	38
Operating Segments	44
Liquidity	45
Capital Adequacy	46
Market Risk Management	47
Maturity and Repricing Information	54
Tax Contingency	55
Goodwill Litigation	56
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	47
Item 8. Financial Statements and Supplementary Data	58
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
PART III	59
PART IV	59
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	59

i

PART I

Business

  Overview

        With a history dating back to 1889, Washington Mutual, Inc. is a financial services company committed to serving consumers and small- to mid-sized businesses. Based on our consolidated assets at December 31, 2001, we were the largest savings institution and the seventh largest banking company in the United States.

        Our assets have grown over the last six years primarily through acquisitions. In 1996, we acquired Keystone Holdings, Inc., the parent of American Savings Bank, F.A. This acquisition, referred to as the "Keystone Transaction," gave us our first depository institution in California. In 1997, we acquired Great Western Financial Corporation and in October 1998, we acquired H.F. Ahmanson & Co. ("Ahmanson"). In February 1998, Ahmanson had acquired Coast Savings Financial, Inc.

        During 2001, we completed three acquisitions. On January 31, we acquired the mortgage operations of The PNC Financial Services Group, Inc. ("PNC"). On February 9, we acquired Texas-based Bank United Corp. ("Bank United"), and on June 1, we acquired Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank ("Fleet"). Substantially due to these acquisitions, our loan servicing portfolio (excluding loans retained in our portfolio) grew from $79.34 billion at January 1, 2001 to $378.38 billion at December 31, 2001. Correspondingly, the mortgage servicing rights ("MSR") associated with our servicing portfolio increased from $1.02 billion at January 1, 2001 to $6.24 billion at December 31, 2001. The acquisition of Bank United also increased our deposit base by $8.09 billion and added approximately $12 billion to our loans held in portfolio.

        On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. ("Dime"). This acquisition added approximately $28 billion to our asset base, and increased our deposit base by approximately $15 billion.

        On March 1, 2002, we acquired for cash certain operating assets of HomeSide Lending, Inc. ("HomeSide"). HomeSide is the U.S. mortgage unit of the National Australia Bank Limited ("National"). We will subservice HomeSide's $187 billion mortgage servicing portfolio. National retained ownership of HomeSide's mortgage servicing rights, along with the related hedges and certain other assets and liabilities.

        We manage our operations by grouping our products and services within business segments. These business segments are:

  •
  Banking and Financial Services Group

  •
  Home Loans and Insurance Services Group

  •
  Specialty Finance Group

        In addition, the management of our interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios are performed by our Treasury Division.

Banking and Financial Services Group

        The Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. Banking & FS provides services to approximately seven million consumer and business households through over 1,400 financial centers (both free-standing and in-store), 51 business banking centers, and over 2,150 automated teller machines located in twelve states. With the acquisitions of Bank United and Dime, the group now serves more than 415,000 households in Texas through over 200 financial centers, and approximately one million households in the greater New York metropolitan area through 123 financial centers and approximately 250 automated teller machines.

        Banking & FS offers various consumer deposit products as well as a variety of fee-based banking services. Deposit products offered include the group's signature Free Checking accounts as well as savings accounts, money market deposit accounts and time deposit accounts. In 2001 the group introduced a new checking account product, the Platinum Account, which combines a money market rate of interest with a checking account. In addition to traditional banking products, fixed annuities, home mortgage loans and insurance products are made available through the financial centers. The group also offers investment advisory and securities brokerage services. Banking & FS offers customers the convenience of 24-hour telephone and internet banking and investment services through wamu.com, wmfinancial.com, wmgroupoffunds.com and invest1to1.com.

        In 2000, Banking & FS began opening financial centers in Las Vegas with project OccasioTM (Latin for "favorable opportunity"), which features a new retail approach to banking. Occasio financial centers serve customers in an open, free-flowing retail environment where they can interact with roaming customer service representatives. Occasio provides Banking & FS a vehicle for expanding into new market areas where acquisition opportunities may be limited. By the end of 2001, the group had opened 20 Occasio financial centers in Las Vegas and 16 Occasio financial centers in Phoenix and established a retail banking presence in Atlanta with the opening of 20 Occasio financial centers. The group will continue to expand its presence in Phoenix and Atlanta and expects eventually to have a total of approximately 40 and 80 Occasio financial centers in those markets, respectively. Future plans for project Occasio also include the enhancement of the group's financial center network in existing markets, including the greater New York metropolitan area. Additional market areas are also under evaluation for the future expansion of project Occasio.

        Banking & FS offers a full array of consumer and business loan products. Consumer lending products include home equity lines of credit and loans, transportation financing (cars, recreational vehicles and boats), student loans, lines of credit and installment loans, and manufactured housing loans. Credit products and financial services offered to small- and mid-sized businesses include lines of credit, receivables and inventory financing, equipment loans, real estate financing, Small Business Administration ("SBA") loans, international trade financing, cash management and merchant bankcard services. One of Banking & FS's primary business objectives is to expand consumer and business lending activities, as they generally offer higher yields than prime mortgage lending activities. The size of the consumer and business loan portfolios has grown in recent years, partly due to the introduction of the consumer lending product line in California, Florida and Texas and the expansion of business banking in California. The merger with Bank United also strengthened the group's market position for business lending in Texas and nationally through SBA lending offices.

        The group's investment services are offered to the public by over 500 financial consultants of WM Financial Services, a licensed broker-dealer. Fixed annuities are offered to the public by over 900 bank employees licensed to offer such products. Investment advisory and distribution services for WM Group of Funds are provided respectively by WM Advisors, Inc. and WM Funds Distributor, Inc. At December 31, 2001, WM Advisors had $11.58 billion of assets under management.

Home Loans and Insurance Services Group

        The principal activities of the Home Loans & Insurance Services Group ("Home Loans Group") are originating and servicing single-family residential ("SFR") loans. Loans are originated and held in the loan portfolio or sold into the secondary market. The Home Loans Group also offers insurance products that complement the mortgage lending process. The group's products are offered to customers through multiple distribution channels, including retail home loan centers, financial centers, correspondent channels, wholesale home loan centers, and consumer direct through call centers and the internet.

        The acquisitions of Bank United and the mortgage operations of PNC and Fleet in 2001, and Dime, including its North American Mortgage Company subsidiary, in early 2002 have significantly strengthened the group's mortgage banking capability, further diversified its mortgage operations geographically, increased its servicing portfolio, and enhanced its market position in the home lending business. These acquisitions strengthened our ability to originate loans in all 50 states, including originating FHA-insured and VA-guaranteed loans on a national scale. The correspondent lending channel, in particular, grew significantly during 2001, as the result of the acquisition of the mortgage operations of PNC and Fleet. These acquisitions, along with the recently completed acquisition of certain operating assets of HomeSide, have made the Home Loans Group the nation's largest residential mortgage servicer.

        The Home Loans Group has developed an automated mortgage origination platform, OptisTM. The first release of Optis was completed in 2001 and is designed to enhance productivity with automated pricing and approval, while providing consistent evaluations of credit quality. The second release is expected to improve functionality of the mortgage origination process, reduce costs and improve operating efficiencies.

        The Home Loans Group's strength as a portfolio lender provides customers with a range of choices designed to meet their financial needs. The group offers a broad product line that includes adjustable-rate mortgages ("ARMs") offering borrowers multiple payment options, traditional ARMs, and fixed-rate mortgages, both conforming and nonconforming. The Home Loans Group also offers FHA-insured and VA-guaranteed fixed-rate mortgages and, through Long Beach Mortgage Company ("Long Beach Mortgage"), its subprime wholesale channel, originates specialty home loans, a component of specialty mortgage finance ("SMF") lending.

        To manage risk, all loans originated are subjected to the same nondiscriminatory underwriting standards and to certain restrictions on terms and origination practices. The determination of the risk and the amount of review necessary is based on the credit profile of the borrower and the size and characteristics of the loan. Additionally, the group performs re-underwriting and appraisal review on some of the loans acquired from its correspondents, or delegates the underwriting of these loans to specific correspondents. All loans secured by first liens on real property require title insurance and casualty insurance for the lesser of the outstanding balance of the loan plus all prior liens on the property or the replacement cost of the property.

        The Home Loans Group generally retains the servicing of loans that are originated for sale into the secondary market, thereby maintaining the customer relationship. Mortgage servicing is the administration and collection of mortgage payments and fees. The SFR servicing portfolio (including loans retained in the portfolio) grew from approximately 1.4 million customers at December 31, 2000 to approximately 4.3 million at December 31, 2001 with an average loan size of $115,000. At year-end, Washington Mutual had a $496.7 billion loan servicing portfolio which represented an 8.62% market share, based upon a 2001 mortgage servicer ranking by Inside Mortgage Finance. As part of the integration steps taken on the recent acquisitions, the group consolidated eight servicing facilities into four to reduce overhead. The remaining four locations are in California, South Carolina, Wisconsin and Illinois. With the recent acquisition of certain operating assets of HomeSide, the group acquired two additional servicing sites in Texas and Florida and a loan servicing platform that, together with the Optis origination platform, is expected to enable end-to-end control of the mortgage process.

        The capital markets function of the Home Loans Group manages loan pricing and loan sales, and loans purchased from correspondents. Capital markets also hedges the interest rate risk of loans originated for sale by entering into forward sales agreements and by purchasing interest rate option contracts. Capital markets sells most of the fixed-rate SFR loan volume, with most fixed-rate conforming mortgage loans sold to government sponsored enterprises ("GSEs") such as Fannie Mae ("FNMA"). Loans that do not conform to GSE standards, such as jumbo loans, are generally held in portfolio or sold by capital markets in the secondary market either directly or through securitizations. Capital markets also periodically sells originated SMF loans in whole loan or securitization transactions. ARM loans are also sold periodically in the secondary market in order to manage asset growth more efficiently. In addition, the group is developing an institutional broker-dealer business to help facilitate its loan securitizations. When licensing is completed later this year, the broker-dealer business will provide a link between the Home Loans Group and the capital markets, allowing the group to sell, trade, and underwrite mortgage-related products directly to institutional investors.

        The Home Loans Group manages a portfolio of originated ARM and fixed-rate loans and mortgage-backed securities ("MBS"). The group also purchases and manages SMF loans with risk characteristics similar to those originated by Long Beach Mortgage. While the group reviews and re-underwrites SMF loans for unacceptable credit risk, charge offs on these loans are expected to be higher over time than on the group's prime mortgage loans. SMF loans have higher credit risk and, thus, generally provide higher risk-adjusted yields than prime mortgage loans or agency MBS.

        The Home Loans Group provides insurance services that support the mortgage lending process by offering homeowners, flood, earthquake and other property and casualty insurance products to mortgage borrowers. In addition, the group offers mortgage life insurance, accidental death and dismemberment, term and whole life insurance, and other insurance products to existing mortgage and deposit customers. The group also manages the Company's captive private mortgage reinsurance activities. The group's insurance services website, wamuins.com, provides information, quotes, and buying capabilities over the internet.

Specialty Finance Group

        The Specialty Finance Group provides real estate secured financing primarily for multi-family properties. Additionally, the group provides commercial real estate lending and residential builder construction financing as a part of its secured financing activities. The group also offers mortgage banker financing and conducts a consumer finance business through Washington Mutual Finance Corporation ("Washington Mutual Finance"). Washington Mutual Finance currently operates 459 branches in 25 states, primarily in the southeastern United States, Texas and California.

        The group's multi-family lending base includes products for permanent financing, construction lending and rehab financing. Multi-family loans are offered to property owners and developers throughout the United States. While the national market for multi-family lending is quite large, market share is highly fragmented, as the top 25 lenders account for only 32% of the total number of loans originated annually. As part of its business strategy, the Specialty Finance Group intends to seek additional market share by pursuing multi-family industry consolidation opportunities.

        The Specialty Finance Group's multi-family lending program revolves around three key elements: originating loans, servicing loans and providing ancillary banking services to enhance customer retention. Combining these three elements under one umbrella has allowed the group to attain a leading market position in this field.

        The Company was recently ranked as a leading national originator of multi-family loans, measured both in terms of number of loans and total origination dollar volume. This has been achieved through both internal growth and acquisitions. The recent acquisitions of Bank United and Dime have expanded our origination activities into the Midwest and East and broadened our multi-family product line.

        The Company also leads the nation in the number of multi-family loans serviced. Around this servicing base, the Specialty Finance Group is developing uniform loan servicing standards across a national servicing platform. Periodic economic analysis, such as debt service coverage on each property and ongoing credit review will also be part of this platform's capabilities. Additionally, the group is developing a scalable business template that is designed to enable it to maintain high levels of service with low operating costs in all types of multi-family markets.

        Combining the origination and servicing of multi-family loans with full-service banking allows the Specialty Finance Group to focus on the customers' total needs. As part of this relationship banking, the group provides operating accounts for daily cash needs, investment accounts for security and escrow deposits, and other business-related accounts to ensure that customers are offered a full array of banking services.

        The Specialty Finance Group also provides loans for residential builders, real estate developers, and mortgage bankers. These areas represent approximately 30% of the total non multi-family commercial lending activities of the group. As an extension of its multi-family lending activities, these products will provide additional services to the group's traditional customer base. The group anticipates further growth in these product categories, as the Company expands its multi-family lending.

        In addition to the commercial lending and servicing activities mentioned above, the Specialty Finance Group, through Washington Mutual Finance, originates and services consumer installment loans and consumer real estate secured loans. These loans are generally held in the loan portfolio. Loans originated by Washington Mutual Finance generally earn higher yields than loans made by the Company's banking subsidiaries because they tend to have higher credit risk. The majority of the growth in the loan portfolio originated in 2001 was related to loans secured by real estate. The consumer installment loans are primarily for personal, family or household purposes. Such loans are unsecured or secured by luxury goods, automobiles or other personal property. Additionally, Washington Mutual Finance acquires installment contracts from local retail establishments, usually without recourse to the originating merchant.

Employees

        Our number of full-time equivalent employees ("FTE") at December 31, 2001 was 39,465, compared with 28,798 at December 31, 2000 and 28,509 at December 31, 1999. During 2001, the number of FTE increased primarily as a result of the acquisitions of Bank United and the mortgage operations of PNC and Fleet. In addition, the acquisition of Dime added approximately 6,900 FTE during the first quarter of 2002. We believe that we have been successful in attracting quality employees and that our employee relations are good.

Factors That May Affect Future Results

        From time to time, we have made and will make forward-looking statements. Our Form 10-K and other documents that we file with the Securities and Exchange Commission have forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

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

    General business and economic conditions may significantly affect our earnings.

        Our business and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy, and the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if short-term interest rates rise faster than mortgage rates, our net interest income, which is our largest component of net income, would be adversely affected. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could decrease the demand for loans. An increase in delinquencies or defaults could result in a higher level of charge offs and provision for loan and lease losses, which could adversely affect our earnings.

        In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict.

    If we are unable to effectively manage the volatility of our mortgage banking business, our earnings could be adversely affected.

        During 2001, through a series of acquisitions, we became one of the largest originators and servicers of SFR loans in the nation. Changes in interest rates significantly affect the mortgage banking business. One of the principal risks to the mortgage banking business is prepayments and their effect on MSR. One of the ways we mitigate this risk is by purchasing financial instruments, such as fixed-rate investment securities, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, is dependent on management's judgments regarding the direction and timing of changes in long-term interest rates, and the resulting decisions that are made regarding the purchases and subsequent sales of these financial instruments. If this strategy is not successful, our net income could be adversely affected. For further discussion of how MSR prepayment risk is managed, see "Market Risk Management."

    A failure to effectively integrate the operations and personnel of companies we have acquired could adversely affect our earnings and financial condition.

        During 2001 and early 2002, we consummated five large acquisitions. As a result of these acquisitions, we significantly expanded our mortgage banking and loan servicing business, greatly expanded our consumer banking and lending presence in Texas and began consumer banking operations in the State of New York. If we experience difficulties in integrating the acquired operations into our company, including the integration of technology platforms, this could result in higher than anticipated administrative costs, employee turnover and the loss of customers, among other things. These events could cause our earnings to be lower than anticipated and could adversely affect our operations and financial condition.

    Due to the concentration of our operations in California, a decline in the California economy could adversely affect our earnings and financial condition.

        At December 31, 2001, 51% of our SFR and multi-family loan portfolio and 63% of our deposits were concentrated in California. Consequently, our results of operations and financial condition are particularly subject to the conditions in the single-family and multi-family residential markets in California. If economic conditions generally, or in California in particular, worsen or if the market for residential real estate declines, we may experience greater delinquencies, which may result in a higher provision for loan and lease losses and decreased collateral values on our existing portfolio. We also may not be able to originate the volume or type of loans or achieve the level of deposits that we currently anticipate.

    The financial services industry is highly competitive.

        We operate in a highly competitive environment. The activities of our three major lines of business (Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance) are subject to significant competition in attracting and retaining deposits and making loans as well as in providing other financial services in all of our market areas. We face competition in customer service, interest rates on loans and deposits, lending limits and customer convenience, such as product lines offered and the accessibility of services.

        Our most direct competition for deposits comes from savings institutions, credit unions and commercial banks doing business in our market areas. Enacted in 1999, the Gramm-Leach-Bliley Act ("GLB Act") does not increase our authority to affiliate, but it does benefit our competitors, as discussed below. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary market areas.

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

    Changes in the regulation of financial services companies could adversely affect our business.

        Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry periodically adopt changes to their regulations. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. For further discussion of the regulations of financial services, see "Regulation and Supervision — Recent and Proposed Legislation and Regulation."

Business Combinations

        Most of our growth since 1988 has occurred as a result of business combinations. The following table summarizes our business combinations since 1988:

Acquisition Name	Date Acquired	Loans	Deposits	Assets
		(in millions)
Columbia Federal Savings Bank and Shoreline Savings Bank	April 29, 1988	$551	$555	$753
Old Stone Bank(1)	June 1, 1990	230	293	294
Frontier Federal Savings Association(2)	June 30, 1990	-	96	-
Williamsburg Federal Savings Bank(2)	Sept. 14, 1990	-	4	-
Vancouver Federal Savings Bank	July 31, 1991	200	253	261
CrossLand Savings, FSB(2)	Nov. 8, 1991	-	185	-
Sound Savings and Loan Association	Jan. 1, 1992	17	21	24
World Savings and Loan Association(2)	March 6, 1992	-	38	-
Great Northwest Bank	April 1, 1992	603	586	710
Pioneer Savings Bank	March 1, 1993	625	660	927
Pacific First Bank, a Federal Savings Bank	April 9, 1993	3,771	3,832	5,861
Far West Federal Savings Bank(2)	April 15, 1994	-	42	-
Summit Savings Bank	Nov. 14, 1994	128	169	188
Olympus Bank, a Federal Savings Bank	April 28, 1995	238	279	391
Enterprise Bank	Aug. 31, 1995	93	139	154
Western Bank	Jan. 31, 1996	501	696	776
Utah Federal Savings Bank	Nov. 30, 1996	89	107	122
Keystone Holdings, Inc.	Dec. 20, 1996	14,563	12,815	21,894
United Western Financial Group	Jan. 15, 1997	273	300	404
Great Western Financial Corporation	July 1, 1997	32,448	27,785	43,770
H.F. Ahmanson & Company(3)	Oct. 1, 1998	33,939	33,975	50,355
Industrial Bank	Dec. 31, 1998	11	26	27
Long Beach Financial Corporation	Oct. 1, 1999	415	-	821
Alta Residential Mortgage Trust	Feb. 1, 2000	156	-	158
Mortgage operations of The PNC Financial Services Group, Inc.(1)	Jan. 31, 2001	3,352	-	7,307
Bank United Corp.	Feb. 9, 2001	14,983	8,093	19,034
Fleet Mortgage Corp.(1)	Jun 1, 2001	4,378	-	7,813
Dime Bancorp, Inc.	Jan. 4, 2002	16,271	15,117	27,934
HomeSide Lending, Inc.(1)	Mar. 1, 2002	1,071	-	1,178

(1)
This was an acquisition of selected assets and/or liabilities.
(2)
The acquisition was of financial centers and deposits only. The only assets acquired were branch facilities or loans collateralized by acquired savings deposits.
(3)
Includes loans, deposits and assets acquired by Ahmanson from Coast Savings Financial, Inc.

Taxation

    General

        For federal income tax purposes, we report income and expenses using the accrual method of accounting on a calendar year basis. We are subject to federal income tax under existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in generally the same manner as other corporations.

    State Income Taxation

        Many of the states in which we do business, impose corporate income taxes on companies doing business in those states. The state of Washington does not currently have a corporate income tax. Washington imposes on businesses a business and occupation tax based on a percentage of gross receipts.

Currently, the tax does not apply to interest received on loans secured by first mortgages or deeds of trust on residential properties. However, it is possible that legislation might be introduced in the future that would repeal or limit this exemption.

    Assistance Agreement

        In connection with the Keystone Transaction, we acquired American Savings Bank, F.A. ("ASB"). ASB was formed to effect the December 1988 acquisition (the "1988 Acquisition") of certain assets and liabilities of the failed savings and loan association subsidiary of Financial Corporation of America. In connection with the 1988 Acquisition, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the Federal Deposit Insurance Corporation ("FDIC"), including an Assistance Agreement. The Assistance Agreement provides, in part, for the payment to the Federal Savings & Loan Insurance Corporation ("FSLIC") Resolution Fund over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards. The provision for such payments is reflected in the financial statements as "Income Taxes."

        In connection with the acquisition of Bank United in 2001, we acquired Bank United Holdings. Bank United Holdings entered into a Tax Benefits Agreement with the Federal Home Loan Bank Board. The Tax Benefits Agreement requires the Bank to pay to the FSLIC Resolution Fund an amount equal to one-third of the sum of the federal and state net tax benefits as defined in the original acquisition agreements ("Net Tax Benefits"). Net Tax Benefits are equal to the excess of any of the federal income tax liability which would have incurred if the tax benefit item had not been deducted or excluded from income over the federal income tax liability actually incurred. Net Tax Benefits items are tax savings resulting mainly from the utilization of net operating losses. The obligation to share tax benefit utilization continues through 2003.

        See Note 12 to the Consolidated Financial Statements – "Income Taxes."

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

        Further, although CERCLA exempts holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence our decision whether to foreclose on property that is found to be contaminated. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. The existence of hazardous substances or wastes on such property may cause us to elect not to foreclose on the property, thereby limiting, and in some instances precluding, our realization on such loans.

Regulation and Supervision

        References in this section to applicable statutes and regulations are brief summaries only. One should consult the statutes and regulations for a full understanding of the details of their operation.

    General

        As a savings and loan holding company, Washington Mutual, Inc. ("WMI" or "the Parent Company") is subject to regulation by the Office of Thrift Supervision (the "OTS"). Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank fsb ("WMBfsb") are federal savings associations and are subject to extensive regulation and examination by the OTS, which is their primary federal regulator. Their deposit accounts are insured by the FDIC, through the Savings Association Insurance Fund (the "SAIF") and, to a lesser extent, in the case of WMBFA, the Bank Insurance Fund (the "BIF"). The FDIC also has some authority to regulate WMBFA and WMBfsb. Washington Mutual Bank ("WMB") is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington (the "State Director"). The FDIC insures the deposit accounts of WMB through both the BIF and the SAIF. The FDIC examines and regulates WMB and other state-chartered banks that are not members of the Federal Reserve System ("FDIC-regulated banks"). Federal and state laws and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of guaranty funds and retained earnings.

Entity	Charter	Primary Federal Regulator	State Regulator	Insurance Fund(s)
WMI	State (WA)	OTS	None	n.a.
WMBFA	Federal	OTS	None	SAIF, BIF
WMB	State (WA)	FDIC	State Director	BIF, SAIF
WMBfsb	Federal	OTS	None	SAIF

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

  •
  at least 65% of a specified asset base must consist of: loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or

  •
  at least 60% of total assets must consist of cash, United States government or government agency debt or equity securities, fixed assets, or loans secured by: deposits, real property used for residential, educational, church, welfare or health purposes, or real property in certain urban renewal areas.

        WMB, WMBFA and WMBfsb are currently in compliance with QTL standards. Failure to remain a QTL also would restrict the ability of WMBFA, WMBfsb or WMB to obtain advances from a Federal

Home Loan Bank ("FHLB"). In addition, failure to remain a QTL would restrict the ability of WMBFA or WMBfsb to establish new financial centers and pay dividends.

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

        The GLB Act generally restricts any nonfinancial entity from acquiring us unless such nonfinancial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since we were treated as a unitary savings and loan holding company prior to that date, we may engage in nonfinancial activities and acquire nonfinancial subsidiaries.

        Annual Reporting; Examinations.    Under the Home Owners' Loan Act ("HOLA") and OTS regulations, WMI, as a savings and loan holding company, must file periodic reports with the OTS. In addition, WMI must comply with OTS record-keeping requirements.

        WMI is subject to holding company examination by the OTS. The OTS may take enforcement action if the activities of a savings and loan holding company constitute a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

        Commonly Controlled Depository Institutions.    Depository institutions are "commonly controlled" if they are controlled by the same holding company or if one depository institution controls another depository institution. WMI controls WMB, WMBFA and WMBfsb. The FDIC has authority to require FDIC-insured banks and savings associations to reimburse the FDIC for losses it incurs in connection either with the default of a "commonly controlled" depository institution or with the FDIC's provision of assistance to such an institution.

        Capital Adequacy.    WMI is not currently subject to any regulatory capital requirements, but each of its subsidiary depository institutions is subject to various capital requirements. See "Regulation and Supervision- Capital Requirements."

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

        Federal Regulation and Supervision of WMBFA and WMBfsb.    Federal statutes empower federal savings institutions, such as WMBFA and WMBfsb, to conduct, subject to various conditions and limitations, business activities that include:

  •
  accepting deposits and paying interest on them;

  •
  making and buying loans on residential and other real estate;

  •
  making and buying a limited amount of consumer loans;

  •
  making and buying a limited amount of commercial loans;

  •
  investing in corporate obligations, government debt securities, and other securities;

  •
  offering various banking services to their customers; and

  •
  owning subsidiaries that invest in real estate and carry on certain other activities, including securities and insurance agency activities.

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

        State Regulation and Supervision.    Washington State statutes empower savings banks, such as WMB, to conduct, subject to various conditions and limitations, business activities that include:

  •
  accepting deposits and paying interest on them;

  •
  making or buying loans on or investing in residential and other real estate;

  •
  making consumer loans;

  •
  making commercial loans;

  •
  investing in corporate obligations, government debt securities, and other securities;

  •
  offering various banking services to their customers; and

  •
  owning subsidiaries that engage in a wide variety of activities.

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

        Federal Restrictions on Transactions with Affiliates.    WMB, WMBFA and WMBfsb, as holding company subsidiaries that are depository institutions, are subject to both qualitative and quantitative limitations on their transactions with WMI and its other subsidiaries. They are subject to the same affiliate and insider transaction rules applicable to member banks of the Federal Reserve System, as set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institution's primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as WMI and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies flatly prohibits WMB, WMBFA or WMBfsb from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits WMB, WMBFA or WMBfsb from making any equity investment in any affiliate that is not its subsidiary. We currently are in material compliance with all these provisions.

        Restrictions on Subsidiary Savings Institution Capital Distributions.    WMI's principal sources of funds are cash dividends paid to it by its banking and other subsidiaries, investment income, and borrowings. Federal and state law limits the ability of a depository institution, such as WMB, WMBFA or WMBfsb, to pay dividends or make other capital distributions.

        Washington state law prohibits WMB from declaring or paying a dividend greater than its retained earnings if doing so would cause its net worth to be reduced below (i) the amount required for the protection of preconversion depositors or (ii) the net worth requirements, if any, imposed by the State Director.

        OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. Certain savings associations, including WMBFA and WMBfsb, must file an application for approval by the OTS before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, or if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

    FDIC Insurance

        The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution. The FDIC administers two separate deposit insurance funds, the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WMB is a member of the BIF, but a substantial portion of its deposits is insured through the SAIF. WMBFA and WMBfsb are members of the SAIF, but a small portion of WMBFA's deposits is insured through the BIF. WMB and WMBFA are subject to payment of assessments ratably to both funds.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2001, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. WMB and WMBFA qualified for the lowest rate on their BIF deposits in 2001, and WMB, WMBFA and WMBfsb qualified for the lowest rate on their SAIF deposits in 2001. Accordingly, none of these institutions paid any deposit insurance assessments in 2001. If, in the future, the reserve ratio of either insurance fund falls below required levels, that fund may reinstitute deposit insurance assessments for all institutions, including those not currently subject to deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Since 2000, SAIF- and BIF-insured deposits have been assessed at the same rate by FICO. For the years 2000 and 2001, the average annual rate was 2.07 cents and 1.90 cents per $100 of insured deposits.

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

        The FDIC uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. For example, U.S. Treasury Bills and Government National Mortgage Association ("GNMA") securities are placed in the 0% risk category,

FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") MBS are placed in the 20% risk category, loans secured by SFR properties are generally placed in the 50% risk category, and commercial real estate and consumer loans are generally placed in the 100% risk category. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight in one of four categories.

        Under FDIC guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4.00%.

        In addition to the risk-based capital guidelines, the FDIC uses a leverage ratio to evaluate a bank's capital adequacy. Most banks are required to maintain a minimum leverage ratio or Tier 1 capital to average assets of 4.00%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the institution's particular risk profile.

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

        The following table sets forth the current regulatory requirement for capital ratios for FDIC regulated banks as compared with our capital ratios at December 31, 2001:

	Tier 1 Capital to Average Assets (FDIC Leverage Ratio)		Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory Minimum	4.00	%(1)	4.00%	8.00%
WMB's Actual	6.45		10.86	12.08

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

        WMBFA and WMBfsb.    The OTS requires savings associations, such as WMBFA and WMBfsb, to meet each of three separate regulatory capital standards:

  •
  a core capital leverage requirement,

  •
  a tangible capital requirement, and

  •
  a risk-based capital requirement.

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

        The following table sets forth the current regulatory requirement for capital ratios for savings associations as compared with our capital ratios at December 31, 2001:

	Tier 1 Capital to Adjusted Total Assets (OTS Leverage Ratio)		Tangible Capital to Tangible Assets	Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory Minimum	4.00	%(1)	1.50%	4.00%	8.00%
WMBFA's Actual	5.18		5.18	9.00	10.93
WMBfsb's Actual	7.30		7.30	11.53	12.78

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

    Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") Requirements

        FDICIA created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories:

  •
  well-capitalized,

  •
  adequately capitalized,

  •
  undercapitalized,

  •
  significantly undercapitalized, and

  •
  critically undercapitalized.

        An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

        Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. The federal banking agencies' capital standards specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. The OTS and FDIC risk-based capital standards include provisions for the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS's risk-based capital requirements for savings associations (such as WMBFA and WMBfsb) include an interest rate risk component. Implementation of this requirement has been delayed, and the OTS has proposed eliminating this interest rate risk component. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause WMBFA or WMBfsb to cease to be well capitalized. A joint policy statement of the FDIC and certain other federal banking agencies (not including the OTS) provides guidance on prudent interest rate risk management principles, and states that these agencies will evaluate the banks' interest rate risk on a case-by-case basis rather than adopting a standardized measure or establish an explicit minimum capital charge for interest rate risk.

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

        As required by applicable Federal laws, FDIC regulations and OTS regulations impose requirements and restrictions on the operations of WMB, WMBFA and WMBfsb. These regulations include requirements to protect the privacy of consumers' nonpublic financial information and to provide 90 days advance notice of the closure of certain facilities.

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

        Federal regulation of depository institutions is intended for the protection of depositors (and the BIF and the SAIF), and not for the protection of stockholders or other creditors. In addition, a provision in the Omnibus Budget Reconciliation Act of 1993 requires that in any liquidation or other resolution of any FDIC-insured depository institution, claims for administrative expenses of the receiver and for deposits in U.S. financial centers (including claims of the FDIC as subrogee of the insured institution) shall have priority over the claims of general unsecured creditors.

    Federal Reserve and Consumer Regulation

        Under Federal Reserve Board regulations, WMB, WMBFA and WMBfsb are each required to maintain a reserve against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that WMB, WMBFA and WMBfsb each maintain reserves against net transaction accounts in the amount of 3% on amounts of $41.3 million or less, plus 10% on amounts in excess of $41.3 million. Institutions may designate and exempt $5.7 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

        Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

        The GLB Act included provisions which give consumers new protections regarding the transfer and use of their nonpublic personal information by financial institutions. The four banking agencies have issued regulations implementing these provisions of the GLB Act. In addition, states are permitted under the GLB Act to have their own privacy laws which offer greater protection to consumers than the GLB Act. Numerous states in which the Company does business have enacted such laws.

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

        Under current rules, an FHLB member is generally required to purchase FHLB stock in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. The GLB Act and new regulations adopted by the Finance Board in December 2000 require a new capital structure for the FHLBs. The new capital structure contains risk-based and leverage capital requirements similar to those currently in place for depository institutions. Each FHLB has submitted a capital structure plan to the Finance Board, which is in the process of reviewing each of the plans.

        Other changes in the GLB Act to the FHLB system included a broadening of purposes for which FHLB advances may be used, and a change in the manner of calculating the obligations payable by the FHLBs for the Resolution Funding Corporation ("REFCORP"). Previously, the aggregate amount of the annual REFCORP obligation paid by all FHLBs was $300 million. The GLB Act imposes an annual obligation equal to 20% of the net earnings of the FHLBs. This change will result in a greater obligation in years when FHLBs have high income levels, thereby reducing the return on members' investments. With the broadening in the purpose for which FHLB advances can be used, our borrowing costs may rise as demand for advances increases.

        Generally, an institution eligible to be a member must initially apply for membership in the FHLB for the district where the member's principal place of business is located. WMBFA currently is a member only of the San Francisco FHLB, because WMBFA's home office is in Stockton, California. WMB, whose head office is in Seattle, is a member of the Seattle FHLB, as is WMBfsb, whose home office is in Salt Lake City. The Dallas FHLB (of which Bank United was a member prior to merging into WMBFA) and the New York FHLB (of which Dime's depository institution subsidiary, The Dime Savings Bank of New York, FSB, was a member prior to merging into WMBFA), have requested that the Finance Board allow WMBFA to be a member of those FHLBs without terminating WMBFA's membership in the San Francisco FHLB. WMBFA has supported these requests. On January 22, 2002, the Finance Board announced that it will not consider any applications by institutions to be members of more than one FHLB until the Finance Board has developed a comprehensive policy solution.

    Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of the communities we serve, including low- to moderate-income ("LMI") neighborhoods, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 1998, WMBFA and WMBfsb each received an "outstanding" CRA rating from the OTS, and WMB received an "outstanding" CRA rating from the FDIC in 1999. These ratings reflect our commitment to meeting the credit needs of the communities we serve.

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

        In May 1998, we announced a ten-year $120 billion community commitment to all areas in which we conduct business. As of December 31, 2001, we had exceeded our targets for lending in LMI neighborhoods and under-served market areas, reaching almost 30% of our ten-year goal in only two years. In September 2001, we announced a new ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by us and the companies we acquired.

        The $375 billion commitment targets single-family, small business and consumer, and multi-family lending, and community investment at the following levels:

  •
  Single-family lending — $300 billion in affordable housing loans to minority borrowers, borrowers in LMI census tracts, and borrowers earning less than 80% of median income. Of this amount, $100 billion is specifically targeted to LMI borrowers.

  •
  Consumer and small business and lending — $48 billion in loans to LMI consumers and small businesses, including:

  •
  Consumer loans, home equity loans and lines of credit to borrowers with low-to moderate-incomes and in LMI census tracts, and

  •
  Small business lending, with an emphasis on loans and lines of credit of $50,000 or less and loans to people of color, women and disabled persons.

  •
  Multi-family lending — $25 billion for multi-family structures, including (among others) apartment and manufactured home park developments, in LMI census tracts or serving families earning less than 80% of median income.

  •
  Community investment — $2 billion in investments and loans for community development. This commitment area includes low-income housing initiatives, tax-exempt housing revenue bonds, and community banks and financial institutions targeting multi-cultural communities or other community needs.

        In addition to these goals and objectives, we made a commitment (along with pledges in other areas, like diversity) to philanthropically support the communities in which we conduct our business. Towards that end we will strive to return to our neighborhoods 2% of our pre-tax earnings. This corporate support is returned through grants, sponsorships, loans at below market rates, in-kind donations, paid employee volunteer time, and other financial support of our efforts to develop our communities.

    Recent and Proposed Legislation and Regulation

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

        The guidance is primarily directed at insured depository institutions. WMBFA currently holds specialty mortgage finance loans in excess of 25 percent of its Tier 1 capital and could be adversely affected by the application of the guidance. A significant portion of these loans and the consumer finance loans originated by Washington Mutual Finance may be considered subprime loans under the guidance. While WMI, Long Beach Mortgage and Washington Mutual Finance are not currently subject to any specific capital requirements imposed by the federal banking agencies, the OTS does have certain examination authority over WMI in its capacity as a savings and loan holding company and, accordingly, WMI and its nonbanking subsidiaries could also be adversely affected by the guidance. Management is currently analyzing the impact of the guidance on the conduct of its business.

        In December 2001, the Federal Reserve Board published final regulations implementing the Home Ownership and Equity Protection Act ("HOEPA"). Compliance with the regulations is mandatory as of October 1, 2002. HOEPA, which was enacted in 1994, imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans Washington Mutual currently makes are generally below the rate and fee levels that trigger HOEPA. However, as a result of the new regulations, more of the loans we currently offer will be subject to HOEPA.

        The OTS adopted as final on July 18, 2001 an interim rule that removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least four percent of its liquidity base, and retained a provision requiring a savings association to maintain sufficient liquidity to ensure its safe and sound operation.

        The OTS is soliciting comments on a number of proposed changes to the capital regulations. These changes are designed to eliminate unnecessary capital burdens and to align OTS capital regulations more closely to those of other banking regulators. Under the proposed rule, a one-to-four family residential first mortgage loan may qualify for a 50 percent risk weight if it meets certain criteria, including a loan-to-value ("LTV") ratio below 90 percent. Currently these loans must have an LTV ratio of 80 percent or less to qualify for the 50 percent risk weight. The OTS also proposes to eliminate the requirement that a thrift institution must deduct from total capital that portion of a land loan or a nonresidential construction loan in excess of an 80 percent LTV ratio and eliminate the interest rate risk component of the risk-based capital regulations.

        On November 29, 2001 the banking agencies issued a final rule that changed regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banking organizations to credit risk. The final rule treats recourse obligations and direct credit substitutes more consistently than the agencies' prior risk-based capital standards and adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strips. In addition, the agencies allow the use of credit ratings and certain alternative approaches to match the risk-based capital requirement more closely to a banking organization's relative risk of loss for certain positions in asset securitizations. The final rule was effective on January 1, 2002. Any transactions settled on or after January 1, 2002, are subject to this final rule. Banking organizations that entered into transactions before January 1, 2002 were permitted to elect early adoption, as of November 29, 2001, of any provision of the final rule if such adoption resulted in reduced capital requirements. Conversely, banking organizations that entered into transactions before January 1, 2002 that resulted in increased capital requirements under the final rule may delay the application of this rule to those transactions until December 31, 2002. Washington Mutual elected early adoption of the final rule as of December 31, 2001. The overall impact was favorable to our capital position.

        On October 26, 2001, President Bush signed into law the USA PATRIOT Act. The Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. The provisions generally affecting banking organizations relate to the relationships of such organizations with foreign banks and with individuals and entities who reside or are located outside the United States.

    Regulation of Nonbanking Affiliates

        As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers, Inc. ("NASD"), WM Financial Services and our mutual fund distributor subsidiary are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As our registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions. A new subsidiary, WaMu Capital Corp., has applied to the Securities and Exchange Commission and the NASD for registration as a broker-dealer. WaMu Capital Corp. will be subject to the various regulations and restrictions imposed by those entities, as well as by various state authorities.

        The NASD has adopted rules concerning NASD member operations conducted in financial centers of depository institutions. The NASD requirements are substantially similar to the policy statements governing the activities of our securities affiliates previously issued by the various banking regulators.

        Our consumer finance subsidiaries are subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. The subsidiaries are subject to various state licensing and examination requirements.

Principal Officers

        The following table sets forth certain information regarding the principal officers of Washington Mutual:

Principal Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	52	Chairman of the Board of Directors, President and Chief Executive Officer	1983
Craig J. Chapman	45	President, Specialty Finance Group	1998
Fay L. Chapman	55	Senior Executive Vice President and General Counsel	1997
Jack A. Cornick	55	Executive Vice President and Interim President, Banking and Financial Services Group	1968
Daryl D. David	47	Executive Vice President, Human Resources	2000
Craig S. Davis	50	President, Home Loans and Insurance Services Group	1996
William W. Ehrlich	35	Executive Vice President, Corporate Relations	1993
Steven P. Freimuth	45	Senior Executive Vice President, Corporate Services	1988
Jeremy V. Gross	43	Executive Vice President and Chief Information Officer	2001
William A. Longbrake	58	Vice Chair, Enterprise Risk Management and Chief Financial Officer	1996
Robert H. Miles	45	Senior Vice President and Controller	1999
Deanna W. Oppenheimer	43	President, Banking and Financial Services Group	1985
Craig E. Tall	56	Vice Chair, Corporate Development and Specialty Finance Group	1985
James G. Vanasek	57	Executive Vice President and Chief Credit Risk Officer	1999

        Mr. Killinger is Chairman, President and Chief Executive Officer of Washington Mutual. He was named President and director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. Mr. Killinger joined Washington Mutual as an Executive Vice President of WMB in 1983.

        Mr. Chapman is President of Washington Mutual's Specialty Finance Group. He is responsible for overseeing the Commercial Real Estate and Specialty Lending units and Washington Mutual Finance Corporation. After joining Washington Mutual in 1998 as President and Chief Executive Officer of Washington Mutual Finance Corporation, he became a member of the Executive Committee in 2001. Previously, Mr. Chapman served as President of AMRESCO Residential Mortgage Corporation and spent seventeen years in various positions with Household Finance Corporation.

        Ms. Chapman has been Senior Executive Vice President and General Counsel since 1999. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, Ms. Chapman was a partner with Foster Pepper & Shefelman PLLC, a Seattle, Washington law firm.

        Mr. Cornick is an Executive Vice President of Washington Mutual and is serving as interim President of the Banking and Financial Services Group. He is responsible for consumer banking, financial services and business banking. Mr. Cornick, who has served 35 years with Washington Mutual, was named Senior Vice President in 1988 and Executive Vice President in 1997. He is also serving as an interim member of the Executive Committee from August 2001 to August 2002.

        Mr. David joined Washington Mutual in 2000 as Executive Vice President, Human Resources. He is responsible for talent acquisition, organizational capabilities, leadership development and rewards and benefits. Mr. David became a member of the Executive Committee in 2001. He has more than 25 years of human resources management experience, most recently, at Amazon.com as Vice President of Strategic Growth and Human Resources.

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

        Mr. Ehrlich has been Executive Vice President, Corporate Relations and a member of the Executive Committee since 1999. He is responsible for overseeing the Company's corporate public relations, employee communications, government relations and investor relations. Mr. Ehrlich became Assistant Vice President of Corporate Communications in 1994 and Senior Vice President in 1998. He joined Washington Mutual as a public relations consultant in 1990.

        Mr. Freimuth has been Senior Executive Vice President, Corporate Services since 1999. He is responsible for a variety of central corporate support areas, including human resources and credit oversight. Mr. Freimuth became Senior Vice President in 1991 and Executive Vice President and a member of the Executive Committee in 1997. Mr. Freimuth joined WMB as a Vice President in 1988.

        Mr. Gross joined Washington Mutual in 2001 as Executive Vice President and Chief Information Officer and became a member of the Executive Committee at that time. He is responsible for directing the Company's corporate technology strategy. Mr. Gross joined Washington Mutual from Sydney, Australia-based Westpac Banking Corp. where he was Group Executive of Technology, Operations and eCommerce.

        Mr. Longbrake has been Vice Chair and Chief Financial Officer since 1999. He is responsible for corporate finance and enterprise risk management. Mr. Longbrake rejoined Washington Mutual as Executive Vice President and Chief Financial Officer and a member of the Executive Committee in October 1996. From March of 1995 through September of 1996, he served as Deputy to the Chairman for Finance and Chief Financial Officer of the FDIC. Mr. Longbrake became Vice Chair, Enterprise Risk Management and Chief Financial Officer in 2002.

        Mr. Miles has been Senior Vice President and Controller since January 2001. He serves as Washington Mutual's principal accounting officer. Mr. Miles joined the Company as Senior Vice President, Corporate Tax in June 1999. Prior to joining the Company, Mr. Miles was Director, Domestic Taxes of BankBoston, N.A.

        Ms. Oppenheimer is President of the Banking and Financial Services Group. She is responsible for consumer banking, financial services and business banking. Ms. Oppenheimer became Executive Vice President in 1993 and has been a member of the Executive Committee since its formation in 1990. She has been an officer of the Company since 1985. From August 2001 through August 2002, Ms. Oppenheimer is on part-time status, but she continues to play a strategic role in the Company.

        Mr. Tall is Vice Chair, Corporate Development and Specialty Finance Group. He is responsible for mergers and acquisitions, commercial real estate, specialty commercial lending, and the consumer finance subsidiaries. Mr. Tall became an Executive Vice President in 1987 and Vice Chair in 1999. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Vanasek is Executive Vice President and Chief Credit Risk Officer. He is responsible for overseeing all facets of the Company's credit risk management policies, strategies and performance. Mr. Vanasek became a member of the Executive Committee in 2001. Prior to joining Washington Mutual in 1999, he spent eight years at the former Norwest Bank, in a variety of lending risk management positions including Chief Credit Officer.

Properties

        The Company's headquarters are located at 1201 Third Avenue, Seattle, Washington 98101. As of December 31, 2001, we conducted business in 41 states through approximately 2,200 physical distribution centers.

        Additionally, significant administration offices that we owned or leased were as follows:

Location	Leased/Owned	Approximate Square Footage	Termination or Renewal Date(1)
1201 3rd Ave., Seattle, WA	Leased	310,000	2007
1191 2nd Ave., Seattle, WA	Leased	193,000	2006
1111 3rd Ave., Seattle, WA	Leased	177,000	2006
2520 & 2530 223rd St. SE, Bothell, WA	Leased	106,000	2008
999 3rd Ave., Seattle, WA	Leased	84,000	2005
1401 2nd Ave., Seattle, WA	Leased	83,000	2009
1101 2nd Ave., Seattle, WA	Leased	77,000	2006
1501 4th Ave., Seattle, WA	Leased	60,000	2010
1301 5th Ave., Seattle, WA	Leased	58,000	2008
Northridge, CA(2)	Leased	441,000	2005-2006
Stockton, CA(2)	Owned	334,000	n.a.
Chatsworth, CA(2)	Owned	323,000	n.a.
17875 & 17877 Von Karman, Irvine, CA	Owned	290,000	n.a.
Chatsworth, CA(2)	Leased	286,000	2002-2015
4150 N. Palm Dr., Fullerton, CA	Owned	86,000	n.a.
7600 Dublin Blvd., Dublin, CA	Owned	76,000	n.a.
1100 Town & Country Rd., Orange, CA	Leased	72,000	2002
3351 Michaelson Dr., Irvine, CA	Leased	53,000	2004
2601 10th Ave. N., Lake Worth, FL	Owned	112,000	n.a.
333 E. Butterfield Rd., Lombard, IL	Leased	105,000	2003
Vernon Hills, IL(2)	Leased	81,000	2002-2006
2000 Oxford Dr., Bethel Park, PA	Leased	71,000	2006
2210 Enterprise Dr., Florence, SC	Leased	179,000	2008
3200 SW Freeway, Houston, TX	Leased	384,000	2008
11200 W. Parkland Ave., Milwaukee, WI	Owned	242,000	n.a.

(1)
The Company has options to renew leases at most locations.
(2)
Multiple locations.

Legal Proceedings

        We have certain litigation and negotiations in progress resulting from activities arising from normal operations. These include actions which are or purport to be class actions, some of which seek large damage awards. Nevertheless, in the opinion of management, none of the pending litigation matters is likely to have a materially adverse effect on our results of operations or financial condition.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to shareholders during the fourth quarter of 2001.

PART II

Market for our Common Stock and Related Security Holder Matters

        Our common stock trades on The New York Stock Exchange under the symbol WM. As of March 1, 2002, there were 971,374,311 shares issued and outstanding held by 42,399 shareholders of record. The closing price of our common stock on March 1, 2002 was $33.24 per share. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the "Quarterly Results of Operations" table included under Supplementary Data and is expressly incorporated herein by reference.

Financial Review

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

Five-Year Summary of Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in millions, except per share amounts)
Income Statement Data
Net interest income	$6,876	$4,311	$4,452	$4,292	$3,916
Provision for loan and lease losses	575	185	167	162	247
Noninterest income	2,627	1,984	1,509	1,507	980
Noninterest expense	4,617	3,126	2,910	3,268	3,111
Income before income taxes and extraordinary item	4,311	2,984	2,884	2,369	1,538
Extraordinary item – gain on extinguishment of repurchase agreements, net of taxes of $239 million in 2001	382	-	-	-	-
Net income	3,114	1,899	1,817	1,487	885
Net income attributable to common stock	3,107	1,899	1,817	1,471	830
Net income per common share(1):
Basic	3.65	2.37	2.12	1.74	1.04
Diluted	3.59	2.36	2.11	1.71	1.01
Average diluted common shares used to calculate earnings per share (in thousands)(1)	864,658	804,695	861,830	867,843	835,139
Cash dividends declared per common share(1)	0.90	0.76	0.65	0.49	0.44
Common stock dividend payout ratio(2)	24.66%	32.07%	30.82%	27.97%	42.31%
Return on average assets	1.38	1.01	1.04	0.96	0.63
Return on average common stockholders' equity	23.53	21.15	19.66	16.67	11.95
Net interest margin	3.32	2.38	2.63	2.88	2.91

(1)
Restated for all stock splits.
(2)
Based on net income per basic common share and post-business combination dividends declared per common share.
	December 31,
	2001	2000	1999	1998	1997
	(dollars in millions, except per share amounts)
Balance Sheet Data
Assets	$242,506	$194,716	$186,514	$165,493	$143,522
Securities	58,349	58,724	60,786	47,046	37,025
Loans held for sale	23,842	3,404	794	1,827	1,141
Loans held in portfolio	132,991	119,626	113,746	107,612	97,550
Mortgage servicing rights	6,241	1,017	643	461	311
Deposits	107,182	79,574	81,130	85,492	83,429
Other borrowings	12,576	9,930	6,203	4,630	7,175
Redeemable preferred stock	102	-	-	-	-
Stockholders' equity	14,063	10,166	9,053	9,344	7,601
Ratio of stockholders' equity to total assets	5.80%	5.22%	4.85%	5.65%	5.30%
Ratio of average stockholders' equity to average total assets	5.85%	4.79%	5.29%	5.77%	5.41%
Book value per common share(1)(2)	$16.45	$12.84	$10.78	$10.71	$9.20
Number of common shares outstanding at end of period (in thousands)(1)(2)	855,089	791,784	839,384	872,113	826,035

(1)
Restated for all stock splits.
(2)
18,000,000 shares of common stock issued to an escrow for the benefit of the general and limited partners of Keystone Holdings and the FSLIC Resolution Fund and their transferees were not included.

Overview

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

        The acquisitions of Bank United and the mortgage operations of PNC added approximately $26 billion in assets during the first quarter of 2001. The acquisition of Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank (collectively, "Fleet") added approximately $8 billion in assets during the second quarter of 2001. These acquisitions contributed significantly to the growth in our mortgage banking business, and accordingly, resulted in significant increases in our MSR and loan servicing portfolios. Largely due to these acquisitions, the balance of MSR increased from $1.02 billion at December 31, 2000 to $6.24 billion at December 31, 2001 and the loan servicing portfolio with MSR increased from $79.34 billion at December 31, 2000 to $378.38 billion at December 31, 2001.

        Variances in the amounts reported on the Statements of Income between 2001 and prior years are partially attributable to the results from the aforementioned acquisitions, which are referred to hereafter as the "Acquired Companies." These acquisitions were accounted for as purchase transactions. Consequently, the results of those operations are included prospectively from the date of acquisition.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 became effective January 1, 2002 and eliminates the amortization of goodwill relating to past and future acquisitions (except that goodwill related to business combinations initiated after June 30, 2001 and consummated before January 1, 2002 was not required to be amortized). Instead, goodwill is subject to an impairment assessment that must be performed upon adoption of SFAS No. 142 and at least annually thereafter.

        The impairment assessment in connection with the initial adoption of SFAS No. 142 did not have a material impact on the results of operations or financial condition of the Company. For acquisitions initiated prior to July 1, 2001, pretax goodwill amortization of approximately $110 million will no longer be expensed. Certain other identifiable intangible assets will continue to be amortized.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible, long-lived assets. The Statement is effective January 1, 2003 and is not expected to have a material impact on the results of operations or financial condition of the Company.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement became effective January 1, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our MSR, the methodology for the determination of our allowance for loan and lease losses and the valuation of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the financial statements included herein. In particular, Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" describes generally our accounting policies and Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities" provides details of the assumptions used in valuing our MSR and the effect of changes to certain of those assumptions. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Earnings Performance

  Net Interest Income

        Net interest income increased $2.57 billion, or 59% in 2001 from 2000. The increase in net interest income was primarily due to a significant improvement in the net interest margin. The net interest margin was 3.32% for 2001, compared with 2.38% for 2000. The increase in the margin was primarily due to significantly lower wholesale borrowing rates during 2001, as compared with 2000. Since our wholesale borrowing rates are closely correlated with interest rate policy changes made by the Federal Reserve and reprice more quickly to current market rates than our interest-earning assets, the margin benefited from the Federal Reserve's 475 basis point reduction in the Federal Funds rate, which declined from 6.50% in December 2000 to 1.75% in December 2001. The increase in deposits (a cost-effective funding source for asset growth), coupled with lower rates, also benefited the margin in 2001. An increase in average interest-earning assets, primarily resulting from the addition of the Bank United loan portfolio and the mortgage banking operations of the Acquired Companies, also contributed to the growth in net interest income.

        Net interest income decreased $141 million, or 3% in 2000 compared with 1999. The decline in net interest income for 2000 was primarily due to the decrease in the net interest margin, partially offset by an increase in average interest-earning assets. The net interest margin was 2.38% for 2000, compared with 2.63% for 1999. The decrease in the margin occurred due to the rising interest rate environment that existed during the first half of 2000. From November 1999 to May 2000, the Federal Funds rate increased 100 basis points to 6.50%, which caused our wholesale borrowing costs to increase accordingly.

        Interest income included hedging-related expense from stand alone derivatives of $7 million in 2001. Interest expense in 2001 included net hedging-related income from derivatives embedded in repurchase agreements of $69 million, largely offset by hedging-related expense of $54 million from stand alone derivatives.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Interest-earning assets:
Loans(1)(2):
SFR	$98,494	7.01%	$6,908	$81,471	7.40%	$6,028	$82,568	6.96%	$5,743
Specialty mortgage finance(3)	9,054	9.96	902	5,352	10.42	557	2,390	10.72	256

Total SFR	107,548	7.26	7,810	86,823	7.59	6,585	84,958	7.06	5,999
SFR construction(4)	2,731	8.09	221	1,331	9.51	127	1,077	8.64	93
Second mortgage and other consumer:
Home equity loans and lines	8,201	8.37	686	5,613	8.99	505	3,630	8.63	313
Other	3,957	13.64	540	3,777	14.39	543	4,106	13.43	551
Commercial business	4,856	7.13	349	1,794	9.42	169	1,242	8.65	108
Commercial real estate:
Multi-family	16,487	7.73	1,274	15,507	7.85	1,218	14,554	7.05	1,026
Other commercial real estate	4,534	7.75	353	2,897	8.32	241	3,292	7.84	258

Total loans	148,314	7.57	11,233	117,742	7.97	9,388	112,859	7.40	8,348
MBS(5)	41,430	6.95	2,875	58,469	6.97	4,078	52,293	6.68	3,493
Investment securities and other(5)	17,625	5.43	957	4,598	6.90	317	3,884	5.68	221

Total interest-earning assets	207,369	7.26	15,065	180,809	7.62	13,783	169,036	7.14	12,062
Noninterest-earning assets	18,204			6,763			5,750

Total assets	$225,573			$187,572			$174,786

Liabilities
Interest-bearing liabilities:
Deposits:
Checking accounts	$23,502	0.51	119	$14,120	0.46	65	$13,645	0.60	82
Savings accounts and money market deposit accounts ("MMDAs")	34,168	3.00	1,017	29,816	4.05	1,207	30,267	4.82	1,460
Time deposit accounts	38,852	5.04	1,958	36,340	5.55	2,018	39,183	4.16	1,628

Total deposits	96,522	3.21	3,094	80,276	4.10	3,290	83,095	3.82	3,170
Borrowings:
Securities sold under agreements to repurchase ("repurchase agreements")	29,582	4.04	1,196	28,491	6.33	1,804	26,082	5.36	1,397
Advances from FHLBs	63,859	4.58	2,924	56,979	6.33	3,608	47,008	5.37	2,522
Federal funds purchased and commercial paper	4,806	4.11	198	3,442	6.52	224	2,421	5.19	126
Other	13,289	5.85	777	7,198	7.59	546	4,958	7.97	395

Total borrowings	111,536	4.57	5,095	96,110	6.43	6,182	80,469	5.52	4,440

Total interest-bearing liabilities	208,058	3.93	8,189	176,386	5.37	9,472	163,564	4.66	7,610

Noninterest-bearing liabilities	4,308			2,207			1,978

Total liabilities	212,366			178,593			165,542
Stockholders' equity	13,207			8,979			9,244

Total liabilities and stockholders' equity	$225,573			$187,572			$174,786

Net interest spread and net interest income		3.33	$6,876		2.25	$4,311		2.48	$4,452

Net interest margin		3.32			2.38			2.63

(1)
Nonaccrual loans were included in the average loan amounts outstanding.
(2)
Interest income for loans includes amortization of net deferred loan origination costs of $172 million, $65 million, and $48 million for the years ended December 31, 2001, 2000, and 1999.
(3)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(4)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.
(5)
Yield on MBS and investment securities are based on average amortized cost balances.

        The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in the volume of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate times the change in volume) which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below were as follows:

	2001 vs. 2000			2000 vs. 1999
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total Change			Total Change
	Volume	Rate		Volume	Rate
	(dollars in millions)
Interest Income
Loans
SFR	$1,207	$(327)	$880	$(77)	$362	$285
Specialty mortgage finance(1)	370	(25)	345	309	(8)	301

Total SFR	1,577	(352)	1,225	232	354	586
SFR construction(2)	115	(21)	94	24	10	34
Second mortgage and other consumer:
Home equity loans and lines	218	(37)	181	178	14	192
Other	26	(29)	(3)	(46)	38	(8)
Commercial business	229	(49)	180	51	10	61
Commercial real estate:
Multi-family	76	(20)	56	70	122	192
Other commercial real estate	129	(17)	112	(32)	15	(17)

Total loans	2,370	(525)	1,845	477	563	1,040
MBS	(1,182)	(21)	(1,203)	426	159	585
Investment securities and other	720	(80)	640	49	47	96

Total interest income	1,908	(626)	1,282	952	769	1,721
Interest Expense
Deposits:
Checking accounts	47	7	54	3	(20)	(17)
Savings accounts and MMDAs	159	(349)	(190)	(21)	(232)	(253)
Time deposit accounts	134	(194)	(60)	(125)	515	390

Total deposit expense	340	(536)	(196)	(143)	263	120
Borrowings:
Repurchase agreements	66	(674)	(608)	137	270	407
Advances from FHLBs	399	(1,083)	(684)	587	499	1,086
Federal funds purchased and commercial paper	73	(99)	(26)	61	37	98
Other	379	(148)	231	171	(20)	151

Total borrowing expense	917	(2,004)	(1,087)	956	786	1,742

Total interest expense	1,257	(2,540)	(1,283)	813	1,049	1,862

Net interest income	$651	$1,914	$2,565	$139	$(280)	$(141)

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

  Noninterest Income

        Noninterest income consisted of the following:

				Percentage Change
	Year Ended December 31,
				2001/ 2000	2000/ 1999
	2001	2000	1999
	(in millions)
Depositor and other retail banking fees	$1,290	$976	$764	32%	28%
Securities fees and commissions	303	318	271	(5)	17
Insurance income	100	49	43	104	14
SFR mortgage banking (expense) income:
Loan servicing fees	1,375	295	291	366	1
Amortization of MSR	(1,006)	(133)	(88)	656	51
Impairment of MSR	(1,749)	(9)	4	-	-
Other, net	(141)	(19)	(109)	642	(83)

Net SFR loan servicing (expense) income	(1,521)	134	98	-	37
Loan related income	156	35	30	346	17
Gain from mortgage loans	963	262	109	268	140
Gain from sale of originated MBS	117	2	-	-	-

Total SFR mortgage banking (expense) income	(285)	433	237	-	83
Portfolio loan related income	193	82	73	135	12
Gain (loss) from other securities	744	(3)	(12)	-	75
Other income	282	129	133	119	(3)

Total noninterest income	$2,627	$1,984	$1,509	32	31

  SFR Mortgage Banking Income

        The increase in SFR loan servicing fees for 2001, as compared with 2000, was substantially the result of the addition of the loan servicing portfolios of the Acquired Companies. The acquisitions also resulted in a substantial increase in MSR, which grew from $1.02 billion at December 31, 2000 to $6.24 billion at December 31, 2001. The Acquired Companies added $4.82 billion to our MSR portfolio at the time of the acquisitions. Our loan servicing portfolio with MSR increased by $299.04 billion to $378.38 billion at December 31, 2001. Of this increase, $255.43 billion was attributable to the Acquired Companies.

        Total servicing portfolio by type, excluding retained MBS without MSR and owned loans, was as follows:

	December 31, 2001
	Unpaid Principal Balance		Weighted Average Servicing Fee
	(in millions)		(in basis points, annualized)
Government	$61,541		52
Agency	242,075		45
Private	69,996		51
Specialty home loans	8,888		50

Total servicing portfolio, excluding retained MBS without MSR and owned loans	$382,500	*	47

*
Includes $4.12 billion of loans serviced without MSR.

        MSR impairment was $1.75 billion in 2001 and MSR amortization was $1.01 billion in 2001, representing increases of $1.74 billion and $873 million, respectively, from 2000 primarily as a result of the growth in MSR and higher actual prepayment volumes and anticipated prepayment rates during 2001. Long-term mortgage interest rates declined and remained low during much of the year resulting in high levels of refinancing activity that in turn led to higher actual prepayment volumes and anticipated prepayment rates within our mortgage servicing portfolio.

        The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than we anticipate. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR are the discounted present value of the future net cash flows we expect to receive from our servicing portfolio. Accordingly, prepayment risk subjects our MSR to impairment.

        In measuring impairment of MSR, we stratify the loans in our servicing portfolio based on loan type, coupon rate and other predetermined characteristics. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its carrying value. We estimate fair value using a discounted cash flow (DCF) model, independent third-party appraisals and management's analysis of observable data to formulate conclusions about anticipated changes in future market conditions, including interest rates. The DCF model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. The reasonableness of management's assumptions about these factors is confirmed through independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the value conclusions.

        Our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on our risk. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        Although low mortgage interest rates caused prepayment levels to rise, they also allowed us to generate strong levels of salable fixed-rate loan volume. This resulted in a gain from mortgage loans of $963 million during 2001. The adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 had the effect of accelerating gains from mortgage loans by $217 million during the year. The increase in gain from mortgage loans in 2000, as compared with 1999, was largely the result of the sale of $12.90 billion of loans previously held in portfolio.

        We recorded a gain from other securities of $744 million in 2001. Of this gain, $643 million represented sales of fixed-rate U.S. Government agency and treasury bonds. Since these fixed-rate securities generally benefit from declining interest rates, they were sold to partially offset MSR impairment. To further offset the impairment, we liquidated certain repurchase agreements with embedded interest rate floors, which resulted in a pretax gain, accounted for on a net-of-tax basis as an extraordinary item under current accounting rules, of $621 million.

        The FASB is nearing the completion of a statement that would eliminate the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements constitutes a normal part of our asset and liability management strategy. Upon adoption of that statement, gains or losses on debt extinguishments that are considered to be part of our normal business operations would be allowed to be reported as a component of noninterest income or noninterest expense for all financial statement periods presented.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees during 2001 and 2000 was predominantly due to higher collections of nonsufficient funds and other fees that resulted from an increased number of checking accounts. The number of checking accounts increased by more than one million during 2001 to approximately 6 million accounts and over 500,000 during 2000 to approximately 5 million accounts.

        The decrease in securities fees and commissions from 2001 compared with 2000 was due to lower sales of investment products, including variable annuities, largely the result of continued investor uncertainty regarding the stock market. Offsetting this decline was a significant increase in fees from the sale of fixed annuities. In addition, this decline was also offset by an $11 million increase in asset management fees. Funds under management totaled $11.58 billion at December 31, 2001, up from $9.70 billion at December 31, 2000 and $8.32 billion at December 31, 1999. We earned more investment management fees in 2000, as compared with 1999, due to the growth in assets under management in the WM Group of Funds, and recognized higher commission income from increased volume of securities transactions.

        Insurance income increased during 2001 primarily due to growth in our captive reinsurance programs. Acquisitions also contributed to an increase in revenues in optional insurance and property and casualty insurance products.

        A large portion of the growth in portfolio loan related income during 2001 was due to increased late charges on the loan portfolio and higher loan prepayment fees as a result of the higher level of refinancing activity within our loan portfolio. The increase from 1999 to 2000 resulted from higher levels of late charges and higher prepayment fees, primarily due to the growth of the purchased specialty mortgage finance portfolio.

        The increase in other income during 2001 included an increase of $37 million from our bank-owned life insurance program, which was initially funded in the second quarter of 2000. In addition, the increase includes a $34 million net gain from the sale of 13 financial centers and a gain of $32 million on Concord EFS, Inc. ("Concord") stock. We donated the Concord stock to the Washington Mutual Foundation; therefore, there is a similar increase in "other expense."

  Noninterest Expense

        Noninterest expense consisted of the following:

				Percentage Change
	Year Ended December 31,
				2001/ 2000	2000/ 1999
	2001	2000	1999
	(in millions)
Compensation and benefits	$1,924	$1,348	$1,223	43%	10%
Occupancy and equipment	804	604	575	33	5
Telecommunications and outsourced information services	441	323	276	37	17
Professional fees	201	101	76	99	33
Advertising and promotion	185	132	111	40	19
Amortization of goodwill and other intangible assets	172	106	98	62	8
Depositor and other retail banking losses	144	105	107	37	(2)
Postage	136	98	89	39	10
Loan expense	126	50	33	152	52
Travel and training	112	63	55	78	15
Other expense	372	196	267	90	(27)

Total noninterest expense	$4,617	$3,126	$2,910	48	7

        Employee base compensation and benefits expense increased during 2001 due primarily to the addition of the Acquired Companies and the hiring of additional staff to support our expanding operations. Full-time equivalent employees ("FTE") were 39,465 at December 31, 2001, compared with 28,798 at December 31, 2000 and 28,509 at December 31, 1999. During the first quarter of 2002, the acquisition of Dime added approximately 6,900 FTE. We therefore expect employee base compensation and benefits expense to increase in 2002.

        The increase in occupancy and equipment expense in 2001 resulted primarily from rent, maintenance, and depreciation expense on newly leased or acquired properties, including those of the Acquired Companies. The increase during 2000 was mostly due to computer equipment upgrades.

        A significant portion of the increase in telecommunications and outsourced information services expense during 2001 was attributable to higher rates, effective at the beginning of the year, with a third party service provider. Additionally, the Company added 194 financial centers as a result of acquisitions and the opening of Occasio financial centers in new markets, which also contributed to higher telecommunications expense. In 2000, the majority of the increase reflected higher use of outsourced data processing. During 2002, the Company plans to open approximately 120 additional financial centers. We anticipate that this will result in higher telecommunication and outsourced information services expense in 2002.

        The increase in professional fees in 2001 was predominantly the result of higher consulting and other professional service fees from various technology projects as well as the development of our website, a new loan origination platform and new products. In 2000, the increase was attributable to various consulting projects designed to streamline our processes and procedures as well as to develop and deliver new products.

        The increase in advertising and promotion expense during 2001 and 2000 was primarily due to additional costs associated with campaigns for various loan and deposit products and our expansion into new markets.

        Amortization of goodwill and intangible assets increased in 2001 primarily due to the Acquired Companies. Upon adopting SFAS No. 142 at January 1, 2002, goodwill amortization was eliminated.

        The increase in depositor and other retail banking losses in 2001 was primarily the result of growth in new checking accounts and an increase in the number of ATMs.

        The increase in loan expense in 2001 and 2000 was mostly due to higher closing costs associated with increased loan originations, as a result of increased refinancing activity and the acquisition of the Acquired Companies.

        The increase in other expense in 2001 was primarily due to increases in contributions to the Washington Mutual Foundation, provision for losses on delinquent FHA and VA loans repurchased from GNMA, and other outside services expense. The major portion of the decrease from 1999 to 2000 was due to the elimination of FDIC insurance premiums on customer deposits.

Review of Financial Condition

        Assets.    At December 31, 2001, our assets were $242.51 billion, an increase of $47.79 billion or 25% from $194.72 billion at December 31, 2000. This increase was primarily attributable to the Acquired Companies.

        Securities.    Securities consisted of the following:

	December 31,
	2001	2000
	(in millions)
Available-for-sale securities, total amortized cost of $58,783 and $42,288:
MBS	$28,568	$40,349
Other investment securities	29,781	1,810

Total available-for-sale securities	$58,349	$42,159

Held-to-maturity securities, total fair value of zero and $16,486:
MBS	$-	$16,428
Other investment securities	-	137

Total held-to-maturity securities	$-	$16,565

        Upon adopting SFAS No. 133 at January 1, 2001, we reclassified our held-to-maturity securities to available-for-sale. Our combined MBS portfolio declined $28.21 billion to $28.57 billion at December 31, 2001 from $56.78 billion at December 31, 2000. This decrease was principally related to high prepayment activity and sales in 2001. Other investment securities increased $27.83 billion to $29.78 billion at December 31, 2001 from $1.95 billion at December 31, 2000 due to the purchase of U.S. Government agency and treasury bonds. Refer to Note 3 to the Consolidated Financial Statements – "Securities" for additional information on securities, classified by security type.

        Loans.    Total loans consisted of the following:

	December 31,
	2001	2000	1999	1998	1997
	(in millions)
Loans held for sale	$23,842	$3,404	$794	$1,827	$1,141
Loans held in portfolio:
SFR	82,021	80,181	79,834	79,275	71,020
Specialty mortgage finance(1)	9,821	6,783	4,452	722	529

Total SFR loans	91,842	86,964	84,286	79,997	71,549
SFR construction:
Builder(2)	2,127	1,040	729	505	401
Custom(3)	475	391	514	515	476
Second mortgage and other consumer:
Home equity loans and lines	9,320	6,521	4,822	3,845	3,468
Other	3,728	3,957	3,705	3,486	3,245
Commercial business	5,390	2,274	1,452	1,129	838
Commercial real estate(4):
Multi-family	15,608	15,657	15,261	14,559	14,022
Other commercial real estate	4,501	2,822	2,977	3,576	3,551

Total loans held in portfolio	$132,991	$119,626	$113,746	$107,612	$97,550

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.
(4)
Includes commercial real estate construction balances of $993 million in 2001, $267 million in 2000, $237 million in 1999, $221 million in 1998, and $65 million in 1997.

        SFR construction, commercial real estate construction and commercial business loans by maturity date were as follows:

	December 31, 2001
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
SFR construction:
ARMs	$549	$1,233	$41	$1,823
Fixed-rate	131	102	546	779
Commercial real estate construction:
ARMs	22	722	130	874
Fixed-rate	5	50	64	119
Commercial business:
ARMs	650	2,437	1,124	4,211
Fixed-rate	126	203	850	1,179

Total	$1,483	$4,747	$2,755	$8,985

        The increase in loans held for sale was substantially the result of higher fixed-rate loan production, which occurred due to lower mortgage rates and the addition of the mortgage operations of the Acquired Companies. The reduction in mortgage rates also led to substantially higher volumes of refinancing activity. Loan applications increased beginning in the second half of the first quarter of 2001 and remained high throughout the year.

        The increase in loans held in portfolio was substantially due to the acquisition of Bank United. This increase was partially offset by higher levels of prepayment activity within our SFR (excluding specialty mortgage finance) portfolio.

        Loan volume was as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
SFR:
ARMs	$37,224	$37,286
Fixed rate	107,538	6,631
Specialty mortgage finance(1)	11,059	8,501

Total SFR loan volume	155,821	52,418
SFR construction:
Builder(2)	2,244	1,210
Custom(3)	630	639
Second mortgage and other consumer:
Home equity loans and lines	7,747	4,449
Other	2,321	2,897
Commercial business	2,650	2,695
Commercial real estate:
Multi-family	2,053	1,601
Other commercial real estate	570	358

Total loan volume	$174,036	$66,267

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Loan volume by channel was as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
Originated	$111,128	$59,263
Purchased/Correspondent	62,908	7,004

Total loan volume by channel	$174,036	$66,267

        Refinancing activity(1) was as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
SFR:
ARMs	$27,300	$13,299
Fixed rate	70,255	1,554
SFR construction	31	22
Commercial real estate	1,580	1,020

Total refinances	$99,166	$15,895

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

        The increased volume of purchased/correspondent loans during 2001 was predominantly due to the mortgage operations of PNC and Fleet, which added $28.58 billion and $26.55 billion, respectively, during the year ended December 31, 2001. Purchases of specialty mortgage finance loans were $5.05 billion in 2001 compared with $4.01 billion in 2000.

        Deposits.    Deposits consisted of the following:

	December 31,
	2001	2000
	(in millions)
Checking accounts:
Interest bearing	$15,350	$5,925
Noninterest bearing	22,386	8,575

	37,736	14,500
Savings accounts	6,970	5,436
MMDAs	25,514	25,220
Time deposit accounts	36,962	34,418

Total deposits	$107,182	$79,574

        Deposits increased to $107.18 billion at December 31, 2001 from $79.57 billion at December 31, 2000. As a result of the acquisition of Bank United, we added $7.70 billion in retail deposits for the year. At December 31, 2001, total deposits included $12.79 billion in custodial/escrow deposits related to loan servicing activities, compared with $1.32 billion at December 31, 2000. Escrow deposits increased in 2001 due to our expanded mortgage banking operations. Time deposit accounts increased by $2.54 billion from year-end 2000 substantially due to the commencement in July 2001 of our Institutional Certificate of Deposit program, which totaled $2.38 billion at December 31, 2001. This program, with an authorized size of $15 billion, offers fixed or floating rate certificates of deposit to institutional investors. Terms range from seven days to five years, and the minimum denomination offered is $100,000.

        Checking accounts, savings accounts and MMDAs ("transaction deposits") increased to 66% of total deposits at December 31, 2001, compared with 57% at year-end 2000. These three products generally have the benefit of lower interest costs, compared with time deposit accounts. The increase in deposits and the continuing migration towards transaction deposits have benefited our cost of funds and net interest margin. Even though these deposits are more liquid, we consider them to be the core relationship with our customers, as they provide a more stable source of long-term funding than time deposits. At December 31, 2001, deposits funded 44% of total assets, compared with 41% at year-end 2000.

        Time deposit accounts in amounts of $100,000 or more totaled $6.92 billion and $8.75 billion at December 31, 2001 and 2000. At December 31, 2001, $2.33 billion of these deposits mature within three months, $1.45 billion mature in over three to six months, $1.37 billion mature in over six months to one year, and $1.77 billion mature after one year.

        Borrowings.    Our borrowings mostly take the form of repurchase agreements and advances from the Federal Home Loan Banks of Seattle, San Francisco and Dallas. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

        Our wholesale borrowings increased by $13.59 billion at December 31, 2001, compared with year-end 2000. Other borrowings also increased by $2.65 billion during 2001 predominantly due to the issuance of senior and subordinated debt, and Trust Preferred Income Equity Redeemable SecuritiesSM ("PIERSSM"). Refer to "Liquidity" for further discussion of these funding sources.

Asset Quality

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans.

        Loans are generally placed on nonaccrual status when they are four payments or more past due or when the timely collection of the principal or interest, in whole or in part, is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	December 31,
	2001	2000	1999	1998	1997
	(dollars in millions)
Nonaccrual loans:
SFR	$1,041	$509	$572	$689	$744
Specialty mortgage finance(1)	415	179	57	2	2

Total SFR nonaccrual loans	1,456	688	629	691	746
SFR construction:
Builder(2)	26	16	15	7	10
Custom(3)	10	2	3	2	-
Second mortgage and other consumer:
Home equity loans and lines	44	32	27	21	11
Other	104	85	72	69	67
Commercial business	159	12	10	7	3
Commercial real estate:
Multi-family	56	10	21	44	38
Other commercial real estate	298	21	20	33	58

Total nonaccrual loans	2,153	866	797	874	933
Foreclosed assets	228	153	199	275	341

Total nonperforming assets	$2,381	$1,019	$996	$1,149	$1,274
As a percentage of total assets	0.98%	0.52%	0.53%	0.69%	0.89%
Restructured loans	$118	$120	$117	$179	$183

Total nonperforming assets and restructured loans	$2,499	$1,139	$1,113	$1,328	$1,457

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans increased to $2.15 billion at December 31, 2001 from $866 million at December 31, 2000. Of the increase in nonaccrual loans during the year ended December 31, 2001, approximately $634 million was attributable to loans originated by the Acquired Companies. These loans are concentrated in the SFR, commercial business and commercial real estate loan categories.

        SFR loans (excluding specialty mortgage finance) on nonaccrual status increased by $532 million during the year ended December 31, 2001. This increase is attributable to loans originated by the Acquired Companies' lending channels, loans repurchased from investors in conjunction with our expanded mortgage banking operations (which includes loans originated through correspondent channels) and internal portfolio activity.

        The SFR portfolio consists of loans within all regions of the country and has been impacted by the national economic decline. During the year, general economic conditions have deteriorated as evidenced by the increase in the national unemployment rate from 4.0% at December 31, 2000 to 5.8% at December 31, 2001.

        Management anticipates that SFR nonaccrual loans will continue to increase in light of softening economic conditions and has taken steps to minimize our exposure through enhanced default management processes. Additionally, we have taken steps to reduce risk through the implementation of more stringent credit standards for new transactions, including the adoption of lower limits on loan-to-value ratios, particularly in markets that have recently experienced significant price appreciation or reflect a high probability of price depreciation. Revised policy limits relating to refinancing transactions have also been adopted. As of December 31, 2001, approximately 6% of the nonaccrual portfolio has a current loan-to-value ratio above 80% for which no private mortgage insurance coverage exists.

        The increase in specialty mortgage finance loans on nonaccrual status is attributable to the continued growth and seasoning of loans within this category. Increased nonaccrual amounts are likely as portfolio growth continues and existing loans season.

        In the commercial real estate portfolio, approximately $236 million of the Company's healthcare loans have been placed on nonaccrual status. While the majority of these loans continues to meet contractual payment performance requirements, concerns over the future timely collection of principal and interest supported their transfer to nonaccrual status. These loans are secured by healthcare properties located throughout the United States. We have taken steps to reduce our exposure in this lending activity and have assigned the responsibility for these relationships to our Asset Management Group, which specializes in the management of complex and/or troubled credits.

        In the commercial business portfolio, we continue to closely monitor small business loans originated by Bank United. These consist primarily of Small Business Administration loans and have experienced significant increases in nonaccrual loans. As of December 31, 2001, this portfolio totaled $493 million, of which nonaccrual loans were $61 million. We continue to closely monitor loans in the nationally syndicated loan portfolio, including shared national credits. We have placed our $53 million interest in seven of these loans on nonaccrual status as of the year end, and additional nonaccrual loans in this category are likely.

        Our portfolio of multi-family loans, which comprise 78% of our commercial real estate loan portfolio at December 31, 2001, continues to perform well. At December 31, 2001, nonaccrual loans in this category represented 0.36% of total multi-family loans. Two loans totaling $34 million that were originated by Bank United comprise approximately 60% of the December 31, 2001 nonaccrual total.

        Commercial and commercial real estate loans originated by Bank United that are eligible for credit renewals are subjected to our standards for commercial lending activities, which are typically more restrictive than those previously used by Bank United. In addition, we are limiting the volume of new loan originations and reducing portfolio expenses made to borrowers in higher risk categories, whenever possible.

        The increase in foreclosed assets since December 31, 2000 includes $38 million of inventory from the Acquired Companies.

        As a result of the increase in nonaccrual loans during the year ended December 31, 2001, the ratio of the allowance for loan and lease losses to nonaccrual loans declined to 65% at December 31, 2001 from 117% at December 31, 2000. This ratio is subject to significant fluctuations from year to year due to such factors as the mix of loan types in the portfolio, the economic prospects of our borrowers and, in the case of secured loans, the value and marketability of collateral. The methodologies we use to determine the allowance for loan and lease losses are discussed below.

        If interest on nonaccrual loans under the original terms had been recognized, such income would have been $187 million in 2001, $83 million in 2000 and $67 million in 1999.

        Loans (exclusive of the allowance for loan and lease losses) and nonaccrual loans by geographic concentration at December 31, 2001 were as follows:

	California		Washington Oregon		Florida
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
SFR	$50,609	$368	$12,283	$136	$5,110	$82
Specialty mortgage finance(1)	2,442	66	352	22	593	21

Total SFR	53,051	434	12,635	158	5,703	103
SFR construction:
Builder(2)	666	3	314	4	284	8
Custom(3)	53	1	319	6	6	-
Second mortgage and other consumer:
Home equity loans and lines	4,794	15	1,921	11	373	2
Other	805	7	1,103	20	197	5
Commercial business	830	3	1,014	7	165	11
Commercial real estate:
Multi-family	13,344	10	1,151	1	131	34
Other commercial real estate	1,479	5	1,191	7	131	10

Total loans (exclusive of the allowance for loan and lease losses)	$75,022	$478	$19,648	$214	$6,990	$173

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	48%	22%	13%	10%	4%	8%
	Texas		Other(4)(5)		Total
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
SFR	$2,463	$38	$35,316	$417	$105,781	$1,041
Specialty mortgage finance(1)	580	19	5,854	287	9,821	415

Total SFR	3,043	57	41,170	704	115,602	1,456
SFR construction:
Builder(2)	347	-	516	11	2,127	26
Custom(3)	8	-	89	3	475	10
Second mortgage and other consumer:
Home equity loans and lines	1,115	4	1,124	12	9,327	44
Other	227	8	1,459	64	3,791	104
Commercial business	954	68	2,428	70	5,391	159
Commercial real estate:
Multi-family	386	1	606	10	15,618	56
Other commercial real estate	347	6	1,354	270	4,502	298

Total loans (exclusive of the allowance for loan and lease losses)	$6,427	$144	$48,746	$1,144	$156,833	$2,153

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	4%	7%	31%	53%	100%	100%

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.
(4)
Of this category, Illinois had the largest portfolio balance of approximately $5.68 billion with nonaccrual loans of $92 million.
(5)
Of this category, New York had the largest nonaccrual amount of approximately $150 million with a portfolio balance of $5.45 billion.

        At December 31, 2001, nonaccrual loans in California accounted for 22% of total nonaccrual loans, down from 35% in 2000. Due to the concentration of our loans in California, the California real estate market requires continual review. In general, California real estate values increased during 1999, 2000 and 2001. However, economic performance within California may vary significantly among property types or by region.

  Provision and Allowance for Loan and Lease Losses

        Due to economic trends, growth in the commercial and specialty mortgage finance loan portfolios and nonaccrual loans, we increased the provision for loan and lease losses to $575 million during 2001, while incurring $305 million in net charge offs for the year. As a result of the slowing economy and resulting portfolio weaknesses, we anticipate that the provision may continue to exceed net charge offs in coming quarters. As a percentage of average loans, net charge offs were 0.21% for the year ended December 31, 2001, compared with 0.15% for the year ended December 31, 2000.

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in our loan and lease portfolios as of the balance sheet date. Management performs regular reviews in order to identify these inherent losses, and to assess the overall collection probability for these portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, we combine estimates of the allowance needed for loans that are evaluated collectively, such as single family residential and specialty mortgage finance, and loans that are analyzed individually, such as commercial business and commercial real estate.

        The determination of the allocated component for loans that are evaluated collectively involves the monitoring of delinquency, default, and loss rates (among other factors that determine portfolio risk) and an assessment of current economic conditions, particularly in geographic areas where we have significant concentrations. Loss factors are based on the analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors are then applied to the collective total of the loan balances and commitments.

        Loans within the commercial business, commercial real estate and builder single family residential construction categories are reviewed on an individual basis and loss factors are applied based on the risk rating assigned to the loan. A specific allowance, which is part of the allocated component, may be assigned on these loan types if they have been individually determined to be impaired. Loans are considered impaired when it is probable that we will be unable to collect all amounts contractually due as scheduled, including contractual interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, we evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

        In estimating the amount of credit losses inherent in our loan and lease portfolios, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan and lease portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various factors have on the overall measurement of credit losses.

These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, regulatory examination results and findings of the Company's internal credit review function. As of December 31, 2001, 74% of the allowance for loan and lease losses was allocated to individual loans or loan categories, although the entire allowance was available to absorb charge offs across the entire loan and lease portfolio.

        Although we consider the allowance for loan and lease losses of $1.40 billion adequate to cover losses inherent in our loan portfolio at December 31, 2001, in light of the foregoing, no assurance can be given that we will not in any particular period sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan and lease losses.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in millions)
Balance, beginning of year	$1,014	$1,042	$1,068	$1,048	$1,066
Allowance acquired through business combinations/other	120	(36)	(1)	34	(14)
Provision for loan and lease losses	575	185	167	162	247

	1,709	1,191	1,234	1,244	1,299
Loans charged off:
SFR	(29)	(19)	(38)	(65)	(141)
Specialty mortgage finance(1)	(26)	(5)	-	-	-

Total SFR charge offs	(55)	(24)	(38)	(65)	(141)
SFR construction(2)	-	(1)	-	(1)	-
Second mortgage and other consumer	(200)	(163)	(143)	(124)	(103)
Commercial business	(74)	(11)	(5)	(5)	(3)
Commercial real estate:
Multi-family	-	(2)	(15)	(22)	(41)
Other commercial real estate	(10)	(2)	(22)	(10)	(17)

Total charge offs	(339)	(203)	(223)	(227)	(305)
Recoveries of loans previously charged off:
SFR	2	1	4	18	22
Specialty mortgage finance(1)	-	1	-	-	-

Total SFR recoveries	2	2	4	18	22
Second mortgage and other consumer	23	21	19	18	21
Commercial business	6	1	1	1	-
Commercial real estate:
Multi-family	-	1	3	6	7
Other commercial real estate	3	1	4	8	4

Total recoveries	34	26	31	51	54

Net charge offs	(305)	(177)	(192)	(176)	(251)

Balance, end of year	$1,404	$1,014	$1,042	$1,068	$1,048

Net charge offs as a percentage of average loans	0.21%	0.15%	0.17%	0.17%	0.26%
Allowance as a percentage of total loans held in portfolio	1.06%	0.85%	0.92%	0.99%	1.07%

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

        An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2001			2000			1999
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
SFR	$290	0.35%	61.67%	$250	0.31%	67.03%	$-	-%	70.19%
Specialty mortgage finance(2)	97	0.99	7.39	52	0.77	5.67	-	-	3.91

Total SFR	387	0.42	69.06	302	0.35	72.70	-	-	74.10
SFR construction(3)	32	1.23	1.96	7	0.49	1.20	5	0.40	1.09
Second mortgage and other consumer	247	1.89	9.81	220	2.10	8.76	-	-	7.50
Commercial business	116	2.15	4.05	44	1.94	1.90	18	1.24	1.28
Commercial real estate:
Multi-family	138	0.88	11.74	138	0.88	13.09	59	0.39	13.42
Other commercial real estate	114	2.53	3.38	64	2.27	2.35	-	-	2.61

Total allocated allowance	1,034	0.78%	100.00%	775	0.65%	100.00%	82	0.07%	100.00%
Unallocated allowance	370	0.28	-	239	0.20	-	960	0.85	-

Total allowance for loan and lease losses	$1,404	1.06%	100.00%	$1,014	0.85%	100.00%	$1,042	0.92%	100.00%

	December 31,
	1998			1997
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
SFR	$-	-%	73.67%	$-	-%	72.81%
Specialty mortgage finance(2)	-	-	0.67	-	-	0.54

Total SFR	-	-	74.34	-	-	73.35
SFR construction(3)	1	0.10	0.95	2	0.23	0.90
Second mortgage and other consumer	-	-	6.81	-	-	6.87
Commercial business	17	1.51	1.05	3	0.36	0.86
Commercial real estate:
Multi-family	126	0.87	13.53	123	0.88	14.38
Other commercial real estate	-	-	3.32	-	-	3.64

Total allocated allowance	144	0.13%	100.00%	128	0.13%	100.00%
Unallocated allowance	924	0.86	-	920	0.94	-

Total allowance for loan and lease losses	$1,068	0.99%	100.00%	$1,048	1.07%	100.00%

(1)
Excludes loans held for sale.
(2)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(3)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

        During 2000, in conjunction with our continued expansion of our lending activity beyond traditional SFR loans, management enhanced its methodology for determining the allocated components of the allowance. This enhancement resulted in an allocation of previously unallocated allowance amounts to individual loan categories.

Operating Segments

        Effective January 1, 2001, we realigned our operating segments and enhanced our segment reporting process methodologies. Historical periods have been restated to be consistent with the new alignment and methodologies. We are now managed along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance. Refer to Note 23 to the Consolidated Financial Statements – "Operating Segments" – for information regarding the key elements of our management reporting methodologies used to measure segment performance.

  Banking and Financial Services

        Net income was $955 million in 2001, compared with $787 million in 2000 and $490 million in 1999. Due to the growth in deposits and consumer loans, net interest income was $2.27 billion, up from $1.90 billion in 2000 and $1.71 billion in 1999. Noninterest income increased to $1.78 billion in 2001 from $1.40 billion and $1.14 billion in 2000 and 1999, respectively. The increase in noninterest income was predominantly due to the increase in depositor and other retail banking fees associated with higher collections of nonsufficient funds, other fees on existing checking accounts and growth in new checking accounts. The number of checking accounts increased by 21% in 2001 (including 271,183 accounts acquired from Bank United) and 12% in 2000.

        Primarily reflecting increases in compensation and benefits expense, occupancy and equipment expense, and depositor and other retail banking losses, noninterest expense increased to $2.41 billion in 2001, compared with $1.97 billion in 2000 and $2.04 billion in 1999. The acquisition of Bank United also contributed to the increase during the 2001 periods.

        Total average assets increased by approximately 37% during 2001. The increase in 2001 was due to the growth in consumer loans. Average consumer loans increased 35% during 2001.

  Home Loans and Insurance Services

        Segment results for the Home Loans and Insurance Services Group were significantly impacted by the addition of the mortgage operations of the Acquired Companies.

        Net income was $1.35 billion, $910 million, and $684 million in 2001, 2000 and 1999, respectively. Net interest income was $2.14 billion in 2001, up from $1.63 billion in 2000 and $1.41 billion in 1999. The increase in 2001 was primarily due to the growth of loans held for sale, resulting from the substantial increase in SFR loan volume.

        Noninterest income increased to $1,481 million in 2001, compared with $548 million in 2000 and $302 million in 1999. The increase was predominantly due to higher gains from mortgage loans, SFR mortgage banking loan related income, and portfolio loan related income. The increase in gain from mortgage loans during 2001 reflected the addition of the loan origination operations of the Acquired Companies, a substantial increase in salable fixed-rate SFR loan volume due to refinancing activity, and the impact of the adoption of SFAS No. 133. The increase in SFR mortgage banking loan related income was primarily due to higher levels of late fees on loan payments. A significant portion of the growth in portfolio loan related income in 2001 was due to higher loan prepayment fees resulting from a higher level of refinancing activity. Due to high levels of amortization and the recognition of MSR impairment, net SFR loan servicing expense totaled $1.52 billion in 2001, compared with net SFR loan servicing income of $134 million in 2000 and $98 million in 1999. To offset most of the MSR impairment in 2001, the group received an inter-segment allocation of pretax financial hedge gains of $1.49 billion.

        Noninterest expense rose to $1.34 billion in 2001 from $607 million in 2000 and $582 million in 1999. The increase was mostly due to higher compensation and benefits expense, primarily the result of the expanded loan servicing operations added by the Acquired Companies.

        Total average assets increased by approximately 19% during 2001, compared with the same period a year ago, primarily as a result of the Acquired Companies.

  Specialty Finance

        Net income was $378 million in 2001, up from $274 million and $290 million in 2000 and 1999, respectively. Net interest income was $984 million in 2001, $734 million in 2000, and $703 million in 1999. The increase in net interest income reflected growth in other commercial real estate loans from the acquisition of Bank United, and the continuing growth of the group's loan portfolio. Total average assets increased by approximately 29% in 2001 due primarily to the acquisition of Bank United.

        Noninterest income increased to $77 million in 2001 from $43 million in 2000 and 1999, primarily due to increases in loan related income. The acquisition of Bank United contributed to the increase in loan related income.

        Noninterest expense increased to $256 million in 2001 from $190 million and $164 million in 2000 and 1999, respectively. The increase during 2001 was primarily attributable to higher compensation and benefits expense and occupancy and equipment expense from the acquisition of Bank United.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.

        The principal sources of liquidity for our consolidated enterprise are customer deposits, wholesale borrowings, the sale and securitization of mortgage loans into secondary market channels, the maturity and repayment of portfolio loans and MBS, and agency and treasury bonds held in our available-for-sale securities portfolio. Among these sources, transaction deposits and wholesale borrowings from Federal Home Loan Bank advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During 2001, those sources funded 67% of average total assets. Our continuing ability to retain our transaction deposit customer base and to attract new deposits is dependent on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect that Federal Home Loan Bank advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2002, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        To supplement these funding sources, our bank subsidiaries also raise funds in domestic and international capital markets. In April 2001, our two most significant bank subsidiaries, WMBFA and WMB, established a $15 billion Global Bank Note Program (the "Program"). The Program facilitates issuance of both senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. During 2001, our bank subsidiaries issued $3.75 billion of senior notes and $1 billion of subordinated notes under the Program. At December 31, 2001, $10.25 billion remained unissued.

        The Company, through Long Beach Mortgage, had credit facilities in the aggregate amount of $1 billion available at December 31, 2001, of which $500 million expires in April 2002 and $500 million expires in September 2002.

        Liquidity for the Parent Company is generated through its ability to raise funds in various capital markets, and through dividends from subsidiaries, lines of credit and commercial paper programs.

        A significant portion of the Parent Company's funding during 2001 was received from dividends paid by our bank subsidiaries. Although we expect the Parent Company to continue to receive bank subsidiary dividends during 2002, such dividends are limited by various regulatory requirements related to capital adequacy and retained earnings. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 17 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        During 2001, the Parent Company consummated a private placement offering of $1.15 billion of Trust Preferred Income Equity Redeemable SecuritiesSM ("PIERSSM"). The offering consisted of 23 million units, with each unit comprised of a preferred security issued by a special purpose subsidiary trust, and a warrant to purchase approximately 1.2 shares of Washington Mutual common stock. The trust preferred securities would qualify as Tier 1 capital for the Parent Company if it were subject to the same regulatory capital adequacy standards applicable to commercial bank holding companies. The proceeds from the PIERSSM were used for general corporate purposes, including the funding of acquisitions.

        In November 2001, the Parent Company filed a shelf registration with the Securities and Exchange Commission that allows for the issuance of $1.5 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. The proceeds from the sale of the debt securities will be used for general corporate purposes. In January 2002, $1 billion of senior debt securities were issued under this shelf registration.

        At December 31, 2001, the Parent Company had no commercial paper outstanding. The Parent Company shares two revolving credit facilities totaling $1.2 billion with Washington Mutual Finance. These facilities provide back-up for the commercial paper programs of the Parent Company and Washington Mutual Finance. The amount available under these shared facilities, net of the amount of commercial paper outstanding at Washington Mutual Finance, was $849 million at December 31, 2001.

Capital Adequacy

        Reflecting strong earnings and the issuance of $1.15 billion of PIERSSM, $398 million of which was attributable to the attached warrants (recorded as capital surplus), the ratio of stockholders' equity to total assets increased to 5.80% at December 31, 2001 from 5.22% at year-end 2000. These sources of capital were more than adequate to accommodate the recent acquisitions as well as support growth.

        In April 1999, the Board of Directors ("Board") approved a share repurchase program. From the second quarter of 1999 through June 30, 2000, we purchased a total of 100 million shares as part of our previously authorized total of 167 million shares. We did not repurchase any of our common stock from the second quarter of 2000 until the fourth quarter of 2001. Management instead focused on internal growth and acquisitions as a means of deploying capital during this time. On October 19, 2001, we announced the resumption of our share repurchase program and repurchased an additional 7 million shares during the fourth quarter of 2001. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

        The regulatory capital ratios of WMBFA, WMB and WMBfsb and minimum regulatory requirements to be categorized as well capitalized were as follows:

	December 31, 2001
				Well- Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.18%	6.45%	7.30%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.00	10.86	11.53	6.00
Total risk-based capital to total risk-weighted assets	10.93	12.08	12.78	10.00

        Our federal savings bank subsidiaries are also required by OTS regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 2001.

        Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2001, both of our securities subsidiaries were in compliance with their applicable capital requirements.

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

        Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our Board. The Board has delegated the responsibility to oversee the administration of these policies to the Directors' Loan and Investment Committee.

    Overview of Our Interest Rate Risk Profile

        Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, such as MSR and investment securities, and changes in noninterest income and noninterest expense, particularly gain from mortgage loans. Our interest rate risk arises because assets and liabilities reprice, mature or prepay at different times or frequencies as market interest rates change. Our loan volume and mix also vary as interest rates change. Our net interest income generally increases in a falling interest rate environment and decreases in a rising interest rate environment. In addition, gain from mortgage loans tends to increase in a falling interest rate environment and decrease as interest rates rise. The changes in net interest income and gain from mortgage loans are inversely related to the changes in the value of MSR, which decrease as interest rates fall and increase as interest rates rise.

        The increase in the net interest margin in a falling interest rate environment is because our deposits and borrowings typically reprice faster than our mortgage loans and securities, contributing to an expansion in the net interest margin. The slower repricing of assets results mainly from the lag effect inherent in loans and MBS indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and to the 11th District FHLB monthly weighted average cost of funds index ("COFI").

        In a falling interest rate environment, we also experience faster prepayments and increased loan volume with a shift to fixed-rate loan production. As most of the fixed-rate production is sold in the secondary market, we potentially face balance sheet shrinkage. In spite of this shrinkage, net income tends to increase in a falling interest rate environment as a result of the expansion in the net interest margin. The increased loan production combined with a higher percentage of fixed-rate loans results in an increase in gain from mortgage loans. The fair value of MSR decreases in falling interest rate environments due to the higher prepayment activity, resulting in the potential for impairment. This impairment is normally offset by the increased net interest margin and gain from mortgage loans as well as gains from the sale of bonds and the extinguishment of borrowings with embedded interest rate floors.

        Conversely, in a rising interest rate environment, we normally experience slower prepayments, decreased loan volume and a shift to adjustable-rate production. Balance sheet growth typically occurs, despite the decrease in loan production, due to the increased volume of adjustable-rate loans, which we typically hold in our portfolio. In spite of balance sheet growth, net interest income tends to decrease in a rising interest rate environment as a result of the compressed net interest margin. Gain from mortgage loans normally decreases as rates rise due to the decrease in loan production and the lower percentage of fixed-rate loans. However, the fair value of MSR increases in this environment, resulting in the potential recovery of any MSR reserves. We may offset the recovery of the MSR reserves by selling securities, interest rate floors or other derivatives at a loss. The intent would be to reset these instruments to current market rates to enhance their ability to hedge against MSR impairment in falling interest rate environments.

    Types of Interest Rate Risk

        We are exposed to different types of interest rate risks. These risks include: lag, repricing, basis, prepayment, and lifetime cap risk. These risks are described in further detail in the following paragraphs.

        Lag risk.    Lag risk results from the inherent timing difference between the repricing of our adjustable-rate assets and our liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. This lag risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average ("MTA"). The MTA index is based on a moving average of rates outstanding during the previous twelve months. A sharp movement in interest rates in a month will not be fully reflected in the index for twelve months resulting in a lag in the repricing of loans and securities based on this index. This contrasts with borrowings which generally reprice based on current market interest rates.

        Repricing risk.    Repricing risk is caused by the mismatch in the maturities and/or repricing periods between interest-earning assets and interest-bearing liabilities. In periods of rising interest rates, the net interest margin normally contracts since the repricing period of liabilities is shorter than the repricing period of assets. This results in funding costs rising faster than asset yields. The net interest margin expands in periods of falling interest rates as borrowing costs reprice downward faster than asset yields. Repricing risk is managed by changing the repricing characteristics of interest-bearing liabilities with derivatives and by selling fixed-rate and adjustable-rate loans and securities.

        Basis risk.    Basis risk results from our assets and liabilities reacting differently to interest rate movements due to their dependency on different indices. For example, most adjustable-rate loans are indexed to COFI, MTA, Prime or Treasury based indexes. The rates on the majority of our borrowings are derived from the London Interbank Offered Rates ("LIBOR") or interest rate swap curves. This results in basis risk as the loan indices may move at a different rate or in a different direction than the rate on our borrowings or deposits.

        Prepayment risk.    Prepayment risk results from the ability of customers to pay off their loans prior to maturity. Generally, prepayments increase in falling interest rate environments and decrease in rising interest rate environments. In falling interest rate environments, this normally results in the prepayment and refinancing of existing fixed- and adjustable-rate loans to lower coupon, fixed-rate mortgage loans. This preference, when combined with our policy of selling most of our fixed-rate loan production, may make it difficult to increase or even maintain the size of our loan and MBS portfolio during these periods. During such periods, it is likely that we would decrease the percentage of adjustable-rate loans that are sold. This could result in an increase in our held for sale portfolio, offsetting some of the potential balance sheet shrinkage resulting from the faster prepayments of existing loans and securities.

        In rising interest rate environments, the decline in prepayments would normally result in an increase in the size of our loan and MBS portfolios. During these periods, we may increase the percentage of adjustable-rate loans that are sold. This could result in a decrease in our held for sale portfolio. These additional sales may generate gain on sale offsetting some of the reduction in the net interest margin.

        Prepayment risk also has a significant impact on the fair value of MSR. Faster prepayments of loans within our servicing portfolio can be expected to result in a reduction in the fair value of MSR, while slower prepayments of loans within our servicing portfolio can be expected to result in an increase in the fair value. In addition, the amortization of premiums and discounts related to loans and MBS are affected by increases or decreases in prepayments.

        Lifetime cap risk.    The lifetime interest rate caps on adjustable-rate loans held in portfolio introduce another element of interest rate risk to our earnings. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap's specified interest rate, thus adversely impacting net interest income in periods of relatively high interest rates. Typically, the lifetime cap is 300 to 500 basis points above the fully indexed initial rate. The lifetime caps on our existing loan and MBS portfolios would not have a material adverse effect on net interest income unless interest rates increased substantially from current levels.

    Management of Interest Rate Risk

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

        To further mitigate the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed with long-term deposits and borrowings, and the risk of holding ARMs is managed with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps, collars, corridors, interest rate swaps and swaptions.

        Through the use of these derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps, collars, corridors, pay-fixed interest rate swaps and swaptions to protect against rising interest rates. We use receive-fixed interest rate swaps to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments.

        The interest rate caps, collars, corridors, pay-fixed interest rate swaps and swaptions are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the repricing period. At December 31, 2001, we held an aggregate notional value of $25.84 billion of caps, collars, corridors, pay-fixed interest rate swaps and swaptions. This included $5.90 billion of swaptions and $696 million of interest rate caps embedded in adjustable-rate borrowings. None of the interest rate caps had strike rates that were in effect at December 31, 2001, as current LIBOR rates were below the strike rates. The swaptions are exercisable upon maturity, which range from February 2002 to September 2003. Thus, we have a degree of interest rate protection when interest rates rise, because these instruments provide a mechanism for fixing the rate on our deposits and borrowings to an interest rate that could be lower than market levels.

        Using receive-fixed interest rate swaps, we can effectively reduce the interest expense on long-term, fixed-rate borrowings during periods when the receive-fixed rate is greater than the short-term floating rate on the interest rate swap. Long-term borrowings, such as subordinated debt, also provide an excellent source of long-term funds. The issuance of subordinated debt, which generally qualifies as a component of Tier 2 risk-based capital, combined with a receive-fixed rate swap provides capital at an attractive funding rate. At December 31, 2001, we held $3.63 billion of receive-fixed interest rate swaps. We are also striving to increase the proportion of transaction deposits to total deposits to mitigate our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts and custodial accounts are not sensitive to interest rate fluctuations. Additionally, checking accounts provide a growing source of noninterest income through depositor and other retail banking fees.

        We analyze the change in fair value of our MSR portfolio under a variety of parallel shifts in yield curves. Since most loans within our servicing portfolio do not contain penalty provisions for early payoff, the value of our underlying MSR is subject to impairment from prepayment risk. This risk generally increases in a declining interest rate environment, as prepayments on loans in our servicing portfolio tend to move inversely with mortgage rates. Increases in prepayments shorten the expected life of MSR, thereby decreasing their fair value and creating impairment.

        Within our overall approach to enterprise interest rate risk management, we currently have two main strategies designed for handling potential impairments in the fair value of MSR. The first is the "natural business hedge" that is inherent in our mortgage banking business. The current composition of the balance sheet and the response of net income to declining interest rates act, to some extent, as a hedge to MSR impairment. Net interest income generally increases in a declining interest rate environment, providing an offset for impairment. Lower interest rates also contribute to increased loan volume, particularly fixed-rate loan production. Since our strategy is to sell most of our fixed-rate loans, we are able to recognize additional gain from mortgage loans and gains from securitized loans. The effectiveness of the natural business hedge increases to the extent that our loan servicing portfolio is replenished more quickly than the loans prepay.

        The second risk management strategy involves the use of investment securities and embedded derivatives. We use fixed-rate investment securities, such as agency and treasury bonds, and interest rate floors embedded in certain adjustable-rate borrowings to supplement the "natural business hedge" of our MSR. The fixed-rate securities can be sold at a gain in falling interest rate environments assisting in offsetting the MSR impairment. The embedded interest rate floors provide a benefit when the specified interest rate index drops below certain levels (strike rate). Similar to the fixed-rate securities, the borrowings with embedded interest rate floors can be terminated at a gain in falling interest environments to assist in offsetting MSR impairment. We may elect to retain some of the fixed-rate securities or the borrowings with embedded interest rate floors in declining interest rate markets. The retained instruments would increase net interest income, providing some protection against MSR impairment.

        We purchased additional bonds in early 2002. We expect to purchase derivatives such as pay-fixed swaptions (options to enter into pay-fixed interest rate swaps) or swaps to hedge the risk of holding the fixed-income bonds, as market conditions warrant. Gain from the sale of bonds in a declining interest rate environment may be used to offset MSR impairment. Loss from the sale of bonds in a rising interest rate environment may generally be offset by gain on the termination of the derivatives and the recovery of the MSR impairment reserve. We expect to maintain the market position of the bond portfolio so that the gain from the sale of bonds in a falling interest rate environment combined with the increased income from the natural business hedge is sufficient to offset most of the MSR impairment. Overall, we believe this strategy will minimize net income sensitivity under most interest rate environments. Our net income could be adversely affected if we are unable to effectively implement or manage our hedging strategy.

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

    2001 and 2000 Sensitivity Comparison

        To analyze net income sensitivity, we project net income over a 12-month horizon based on parallel shifts in the yield curve. Management employs numerous other analyses and interest rate scenarios to evaluate interest rate risk. We project net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in the net income sensitivity analysis. Typically, net interest income sensitivity in a rising interest rate environment is not as pronounced in these longer time periods as lagging assets reprice to current market levels and balance sheet growth begins to offset a lower net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending December 31, 2002 and December 31, 2001. The analysis assumes increases in interest rates of 200 basis points ("bp") and decreases of 100 bp. The interest rate scenarios used below represent management's view of reasonably possible near-term interest rate movements.

	Gradual Change in Rates
	-100bp	+200bp
Net income change for the one-year period beginning:
January 1, 2002	2.19%	(2.76)%
January 1, 2001	6.85%	(8.68)%
Net interest income change for the one-year period beginning:
January 1, 2002	1.47%	(5.18)%
January 1, 2001	5.85%	(12.45)%

        Net income and net interest income sensitivity declined since the prior year mainly due to the purchase of pay-fixed derivatives and additional fixed-rate funding. The funding mix changed as the interest rate environment in 2001 was relatively attractive for obtaining fixed-rate borrowings and derivatives. We expect to continue to add fixed-rate borrowings and derivatives in 2002 based on the relatively low interest rate environment.

        The acquisitions of Bank United, the mortgage operations of PNC and Fleet changed our interest rate risk profile. These acquisitions increased the balances of noninterest bearing escrow accounts, our loan production, and MSR. The increase in noninterest bearing accounts reduced our net interest income sensitivity since these types of accounts are relatively insensitive to interest rate movements. Most of the loan production from the mortgage entities consists of fixed-rate loans that are sold into the secondary market. The sales also reduce the sensitivity of net interest income and, in falling interest rate environments, result in higher gain from mortgage loans, which serves to offset MSR impairment. Since the loan portfolio acquired from Bank United generally reprices to market rates more quickly than our historical loan portfolio, this has reduced our sensitivity to net interest margin compression, which occurs during periods of rising interest rates.

        The projection of the sensitivity of net income requires numerous behavioral assumptions. Prepayment, decay rate (the estimated runoff of deposit accounts that do not have a stated maturity) and new volume projections are the most significant assumptions. Prepayments affect the size of the balance sheet, which impacts net interest income, and they are also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in the projected interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are internally derived from internal and external analysis of customer behavior.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Generally, we assume loan production increases in falling interest rate scenarios with an increased proportion of fixed-rate production. We generally assume a reduction in total loan production in rising interest rate scenarios with a shift towards a greater proportion of adjustable-rate production. The gain from mortgage loans as a percentage of total loan sales also varies under different interest rate scenarios. Normally, the gain from mortgage loans as a percentage of total loan sales increases in falling interest rate environments as higher consumer demand, generated primarily from high refinancing activity, allows loans to be priced more aggressively. Conversely, the gain from mortgage loans as a percentage of total loan sales tends to decline when interest rates increase as loan pricing becomes more competitive, since market participants strive to retain market share as consumer demand declines.

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense are also estimated. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income and expense. The fair value of MSR generally increases as interest rates rise and decreases as interest rates fall. The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with deposit and loan volumes, although loan servicing fees are also dependent on prepayment expectations.

        The analysis is predicated on the effectiveness of our strategy for hedging the fair value of MSR and in managing the instruments used to hedge the fair value of MSR. We have used embedded interest rate floors and fixed-rate bonds as the primary instruments in hedging MSR. However, purchasing bonds increases our exposure to rising interest rates so this risk must also be managed. Our strategy includes purchasing derivatives such as pay-fixed swaptions or swaps to hedge the risk of holding the fixed-rate bonds.

        In a falling interest rate environment, we project MSR impairment as well as gains on the termination or liquidation of MSR hedges. These gains, combined with the increase in net interest income and gain from mortgage loans, generally offset the impairment of MSR. We assume the hedges of MSR will be reset every quarter subsequent to the termination or liquidation, as the need to hedge against further impairment is still present. In a rising interest rate environment, we assume the swaptions and/or swaps hedging the fixed-rate bonds will be terminated and the bonds will be liquidated. We assume the hedges are reset every quarter to the extent gains on the swaptions and/or swaps exist.

    Counterparty Risk

        An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could potentially be exposed to financial loss. In order to minimize this risk, we evaluate all counterparties for financial strength on at least an annual basis, then establish exposure limits for each counterparty. We obtain collateral from the counterparties for amounts in excess of the exposure limits, and we monitor our exposure and collateral requirements on a daily basis. We strive to deal with well-established, reputable and financially strong firms.

Maturity and Repricing Information

        We use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate maturities in order to reduce our sensitivity to interest rate fluctuations. The following table summarizes the notional amounts, expected maturities and weighted average interest rates associated with amounts to be received or paid on interest rate swaps, and the notional amounts, expected maturities and weighted average strike rates for interest rate caps and corridors. Derivatives that are embedded within certain adjustable-rate borrowings, while not accounted for as derivatives under SFAS No. 133, have been included in the table since they also function as asset/liability management tools.

	December 31, 2001
	Expected Maturity
	Total	2002	2003	2004	2005	2006	After 2006
	(notional dollars in millions)
Stand Alone Derivatives:
Pay-fixed interest rate swaps:
Contractual maturity	$12,905	$2,914	$2,036	$2,534	$30	$4,448	$943
Weighted average pay rate	4.82%	6.09%	3.78%	4.63%	7.15%	4.39%	5.58%
Weighted average receive rate	2.18%	2.21%	2.23%	2.21%	2.11%	2.20%	1.75%
Receive-fixed interest rate swaps:
Contractual maturity	$3,627	$40	$120	-	$560	$1,005	$1,902
Weighted average pay rate	2.05%	2.11%	1.95%	-	1.89%	2.01%	2.13%
Weighted average receive rate	6.63%	7.17%	5.55%	-	5.48%	6.81%	6.94%
Interest rate caps/collars/corridors:
Contractual maturity	$835	$380	$214	$191	-	$50	-
Weighted average strike rate	7.59%	7.47%	7.86%	8.14%	-	5.25%	-
Swaptions:
Contractual maturity (option)	$5,500	$500	$5,000	-	-	-	-
Weighted average strike rate	6.11%	6.04%	6.12%	-	-	-	-
Contractual maturity (swap)	$5,500	-	-	-	-	$1,000	$4,500
Weighted average strike rate	6.11%	-	-	-	-	6.05%	6.12%
Embedded Derivatives:
Embedded caps:
Contractual maturity	$696	-	$196	$500	-	-	-
Weighted average strike rate	7.60%	-	7.25%	7.75%	-	-	-
Embedded floors:
Contractual maturity	$2,300	-	-	-	$2,300	-	-
Weighted average strike rate	5.12%	-	-	-	5.12%	-	-
Embedded swaptions:
Contractual maturity (option)	$5,900	-	$5,900	-	-	-	-
Weighted average strike rate	6.13%	-	6.13%	-	-	-	-
Contractual maturity (swap)	$5,900	-	-	-	-	$3,750	$2,150
Weighted average pay rate	6.13%	-	-	-	-	5.99%	6.37%

        A conventional view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we take into consideration expected prepayment speeds rather than contractual maturities. The balances reflect actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. We have used prepayment assumptions based on market estimates and past experience with our current portfolio. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates. Certain transaction accounts that reprice based on a market index and/or typically reprice more frequently were allocated based on the expected repricing period. Non-rate sensitive items such as the allowance for loan and lease losses and deferred loan fees/costs are not included in the table. Loans held for sale are generally included in the 0-3 months category to the extent they are hedged with commitments to sell loans.

        The gap information is limited by the fact that it is a point-in-time analysis. The date reflects conditions and assumptions as of December 31, 2001. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections and the allocation of instruments with optionality to a specific maturity category. Consequently, the interpretation of the gap information is subjective.

	December 31, 2001
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$70,579	$20,258	$19,836	$235	$110,908
Fixed-rate loans(1)	14,461	5,539	14,520	6,191	40,711
Adjustable-rate securities(1),(2)	24,263	752	713	16	25,744
Fixed-rate securities(1)	455	991	5,205	28,815	35,466
Cash and cash equivalents	6,044	-	-	-	6,044
Derivatives matched against assets	1,040	-	(100)	(940)	-

	$116,842	$27,540	$40,174	$34,317	$218,873

Interest-Sensitive Liabilities
Noninterest-bearing checking accounts(3)	$1,464	$3,885	$11,986	$6,372	$23,707
Interest-bearing checking accounts, savings accounts and MMDAs(3)	10,703	9,919	14,226	11,666	46,514
Time deposit accounts	12,854	17,007	6,453	578	36,892
Short-term and adjustable-rate borrowings	89,173	4,553	-	-	93,726
Long-term fixed-rate borrowings	1,033	6,592	12,196	4,858	24,679
Derivatives matched against liabilities	(4,680)	1,312	(1,382)	4,750	-

	$110,547	$43,268	$43,479	$28,224	$225,518

Repricing gap	$6,295	$(15,728)	$(3,305)	$6,093	$(6,645)

Cumulative gap	$6,295	$(9,433)	$(12,738)	$(6,645)	$(6,645)

Cumulative gap as a percentage of total assets	2.60%	(3.89)%	(5.25)%	(2.74)%	(2.74)%
Total assets					$242,506

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Based on projected decay rates and/or repricing periods for checking, savings, and money market deposit accounts.

Tax Contingency

        From 1981 through 1985, Ahmanson acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation ("FSLIC")-assisted transactions. The position was that assistance received from the FSLIC included out-of-state branching rights valued at approximately $740 million. Prior to December 31, 1998, Ahmanson had sold its deposit-taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. Our financial statements do not contain any benefit related to our determination that we are entitled to a deduction for the amount of our tax bases in certain state branching rights when we sold our deposit-taking businesses in those states, thereby abandoning such branching rights. Our position is that the tax bases result from the tax treatment of property received as assistance from the FSLIC in conjunction with FSLIC-assisted transactions. The potential tax benefit related to these abandonments as of December 31, 2001 could approach $238 million.

        The Internal Revenue Service (the "Service") has completed its examination of the Ahmanson federal income tax returns for the years 1990 through 1993. The return for 1993 included the proposed adjustment related to the abandonment of the Missouri branching rights. A tentative settlement was reached with the Appeals Branch level of the Service and it is currently under review by the Joint Committee on Taxation. In accordance with accounting principles generally accepted in the United States of America, we do not believe it is appropriate at this time to reflect any tax benefits in our financial statements.

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

        To date, trials have been concluded and opinions have been issued in a number of actions in the United States Court of Federal Claims (the "Court") in which savings institutions and investors in savings institutions sought damages from the U.S. Government based on breach of contract and other theories. Generally, in cases in which these opinions on the merits have been issued by the Court, either the plaintiff(s), the defendant (U.S. Government), or both the plaintiff(s) and the defendant, have opted to appeal the Court's decision. Of those appeals, some are now pending before the United States Court of Appeals for the Federal Circuit and others have been decided. Generally, the appeals have resulted in the cases being remanded to the Court for further trial proceedings. In one case, California Federal Bank v. United States, the plaintiff petitioned and the defendant cross petitioned the United States Supreme Court for a writ of certiorari, both of which were denied.

    Home Savings

        WMBFA, as successor to Home Savings, has continued to pursue a favorable outcome in the lawsuit filed by Home Savings in September 1992 ("Home Savings Goodwill Litigation") against the U.S. Government for damages from the exclusion from regulatory capital of supervisory goodwill resulting from Home Savings' acquisitions of savings institutions in Florida, Missouri, Texas, Illinois, and Ohio, and of Century Federal Savings of New York, over the period from 1981 to 1985. As of August 31, 1989, Home Savings possessed approximately $460 million in unamortized supervisory goodwill from these acquisitions.

        In the Home Savings Goodwill Litigation, Home Savings and Ahmanson (the parent of Home Savings prior to its acquisition by WMBFA) alleged breaches of contract as well as certain other claims arising from facts substantially identical to those giving rise to the breaches of contract.

        On May 18, 2001, the Court issued an opinion holding the U.S. Government liable for breaches of the contracts which permitted Home Savings to count supervisory goodwill toward regulatory capital requirements in regard to all of the supervisory acquisitions of savings institutions in the states of Florida, Missouri, Texas, and Illinois, and in regard to the acquisition of Century Federal Savings of New York. The Court's opinion further holds the U.S. Government liable for breach of the contract which permitted Home Savings to count supervisory goodwill toward regulatory capital in regard to one of the five savings institutions that Home Savings acquired in the state of Ohio. The Court held that the U.S. Government was not liable for any breach of contract in regard to the other four savings institutions in Ohio which Home Savings had acquired. Approximately $34 million of the $460 million of unamortized goodwill Home Savings had as of August 31, 1989, was attributable to Home Savings' acquisition of the five savings institutions in Ohio. WMBFA is currently assessing how much of the supervisory goodwill attributable to Home Savings' acquisitions in Ohio remains the subject of the Home Savings Goodwill Litigation as a result of the Court's May 18 opinion.

        On January 16, 2002, the Court issued an opinion dismissing the remaining claims of Home Savings other than those for breach of contract. In the same opinion, the Court denied a motion by the United States for summary judgment with respect to damages resulting from the U.S. Government's breaches of contract. Thus, as yet, there has been no determination as to the amount of any damages, if any, that Home Savings may be entitled to recover in compensation for the U.S. Government's breaches.

        On February 6, 2002, at the direction of the Court, the parties submitted status reports proposing dates for a trial to determine the amount of any damages that WMBFA might recover in the Home Savings Goodwill Litigation. Pursuant to an order entered on February 25, 2002, trial is now set to commence in October 2002.

    American Savings Bank, F.A.

        In December 1992, ASB, Keystone Holdings and certain related parties brought a lawsuit against the U.S. Government, alleging, among other things, that in connection with the acquisition of ASB they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone Transaction, we succeeded to all of the rights of ASB, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation. ASB is now WMBFA.

        In connection with the Keystone Transaction, we delivered a specified number of shares of our common stock into an escrow. There are currently 18 million shares in the escrow (the "Escrow Shares"). Upon our receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the Escrow Shares will be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the FSLIC Resolution Fund or its assigns. The number of Escrow Shares to be released will be equal to the case proceeds, reduced by certain tax and litigation-related costs and expenses, divided by $27.7417. The escrow will expire on December 20, 2002, subject to extensions in certain circumstances. If not all Escrow Shares are released prior to such expiration, any remaining Escrow Shares will be returned to us for cancellation.

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

    Coast Savings Financial, Inc. and Bank United Corp.

        Prior to their acquisitions, Coast Savings Financial, Inc. and Bank United Corp. ("Bank United") had similar lawsuits against the U.S. Government. Generally, securities representing interests in these lawsuits were issued to Coast Savings Financial, Inc. and Bank United shareholders. These securities, called contingent payment rights certificates, are currently traded on the NASDAQ Stock Market under the symbols CCPRZ and BNKUZ, respectively. We do not own a significant number of these securities.

    Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB ("Anchor FSB"), filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. The Dime Savings Bank of New York, FSB ("Dime FSB") acquired Anchor FSB shortly after the case was brought and Dime FSB was subsequently merged into WMBFA in January 2002.

        In 1997, Dime FSB moved for partial summary judgment as to the existence of a contract and the U.S. Government's breach of that contract in each of the related transactions. The U.S. Government disputed the existence of a contract in each case, cross-moved for summary judgment and submitted a filing acknowledging that it was not aware of any affirmative defenses. In August 1997, the Court held a hearing on summary judgment motions in four other related cases and ruled in favor of the plaintiffs on all "common" issues. From April 1998 through July 1999, Dime FSB conducted discovery. In September 1999, the U.S. Government filed supplemental papers in support of its pending summary judgment motion. Dime FSB responded to such filings in early November 1999, at which time it again requested entry of summary judgment on liability in its favor.

        In October 1999, Dime FSB filed expert reports claiming damages under three alternative theories. Dime FSB sought lost profits in the amount of $980 million, restitution damages in the amount of $681 million, and reliance damages in the amount of $446 million. In March 2000, the U.S. Government filed expert reports denying the existence of damages under any of these theories.

        In March 2001, the Court heard oral argument on the pending summary judgment motions with respect to three of the eight institutions acquired by Dime FSB. It is not possible to predict whether the Court will grant any of Dime FSB's motions for partial summary judgment or, if so, when it will schedule a trial on damages and any remaining liability issues.

        In December 2000, Dime Bancorp, Inc., Dime FSB's parent, distributed Litigation Tracking Warrants™ to its shareholders, which represent the right to purchase Common Stock equal in value to 85% of the net after-tax proceeds, if any, from this lawsuit.

Financial Statements and Supplementary Data

        For financial statements, see Index to Consolidated Financial Statements on page 61.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        Part III is incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 16, 2002. Certain information regarding our principal officers is set forth in "Business – Principal Officers."

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)      Financial Statements

        See Index to Consolidated Financial Statements on page 61.

  (2)
  Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)    Reports on Form 8-K:

        Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 2001:

        1.    Report filed October 16, 2001. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release announcing the Company's third quarter financial results.

        2.    Report filed on October 17, 2001. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a transcript of remarks of Company management from the conference call held to discuss the Company's results of operations for the third quarter of 2001.

        3.    Report filed December 21, 2001. Items included: Item 9. Regulation FD Disclosure. The report included an announcement by the Company that it received from the Office of Thrift Supervision (OTS) approval of the Company's acquisition of Dime Bancorp, Inc.

(c)    Exhibits:

        The Index of Exhibits is included in the version of this Form 10-K filed with the Securities and Exchange Commission.

Signatures

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2002.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 25, 2002.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ WILLIAM A. LONGBRAKE William A. Longbrake Vice Chair, Enterprise Risk Management and Chief Financial Officer
/s/ DOUGLAS P. BEIGHLE Douglas P. Beighle Director	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller
/s/ DAVID BONDERMAN David Bonderman Director	/s/ MARGARET OSMER-MCQUADE Margaret Osmer-McQuade Director
/s/ J. TAYLOR CRANDALL J. Taylor Crandall Director	/s/ MARY E. PUGH Mary E. Pugh Director
/s/ ANNE V. FARRELL Anne V. Farrell Director	/s/ WILLIAM G. REED, JR. William G. Reed, Jr. Director
/s/ STEPHEN E. FRANK Stephen E. Frank Director	/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders Director
/s/ WILLIAM P. GERBERDING William P. Gerberding Director	/s/ WILLIAM D. SCHULTE William D. Schulte Director
/s/ ENRIQUE HERNANDEZ, JR. Enrique Hernandez, Jr. Director	/s/ JAMES H. STEVER James H. Stever Director
/s/ PHILLIP D. MATTHEWS Phillip D. Matthews Director	/s/ WILLIS B. WOOD, JR. Willis B. Wood, Jr. Director
/s/ MICHAEL K. MURPHY Michael K. Murphy Director

Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of Washington Mutual, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
February 19, 2002
(March 1, 2002 as to Note 2)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(in millions, except per share amounts)
Interest Income
Loans	$11,233	$9,388	$8,348
Available-for-sale securities	3,573	2,811	2,481
Held-to-maturity securities	-	1,319	1,050
Other interest and dividend income	259	265	183

Total interest income	15,065	13,783	12,062
Interest Expense
Deposits	3,094	3,290	3,170
Borrowings	5,095	6,182	4,440

Total interest expense	8,189	9,472	7,610

Net interest income	6,876	4,311	4,452
Provision for loan and lease losses	575	185	167

Net interest income after provision for loan and lease losses	6,301	4,126	4,285
Noninterest Income
Depositor and other retail banking fees	1,290	976	764
Securities fees and commissions	303	318	271
Insurance income	100	49	43
Single-family residential ("SFR") mortgage banking (expense) income	(285)	433	237
Portfolio loan related income	193	82	73
Gain (loss) from other securities	744	(3)	(12)
Other income	282	129	133

Total noninterest income	2,627	1,984	1,509
Noninterest Expense
Compensation and benefits	1,924	1,348	1,223
Occupancy and equipment	804	604	575
Telecommunications and outsourced information services	441	323	276
Professional fees	201	101	76
Advertising and promotion	185	132	111
Depositor and other retail banking losses	144	105	107
Amortization of goodwill and other intangible assets	172	106	98
Other expense	746	407	444

Total noninterest expense	4,617	3,126	2,910

Income before income taxes and extraordinary item	4,311	2,984	2,884
Income taxes	1,579	1,085	1,067

Income before extraordinary item	2,732	1,899	1,817
Extraordinary item – gain on extinguishment of securities sold under agreements to repurchase ("repurchase agreements"), net of taxes of $239 million	382	-	-

Net Income	$3,114	$1,899	$1,817

Net Income Attributable to Common Stock	$3,107	$1,899	$1,817

Basic earnings per common share:
Income before extraordinary item	$3.20	$2.37	$2.12
Extraordinary item	0.45	-	-

Net income	$3.65	$2.37	$2.12

Diluted earnings per common share:
Income before extraordinary item	$3.15	$2.36	$2.11
Extraordinary item	0.44	-	-

Net income	$3.59	$2.36	$2.11

Dividends declared per common share	$0.90	$0.76	$0.65
Basic weighted average common shares outstanding	850.2	801.3	859.0
Diluted weighted average common shares outstanding	864.7	804.7	861.8

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2001	2000
	(dollars in millions)
Assets
Cash and cash equivalents	$6,044	$2,622
Available-for-sale securities, total amortized cost of $58,783 and $42,288:
Encumbered	38,649	23,576
Unencumbered	19,700	18,583

	58,349	42,159
Held-to-maturity securities, total fair value of zero and $16,486:
Encumbered	-	9,566
Unencumbered	-	6,999

	-	16,565
Loans held for sale	23,842	3,404
Loans held in portfolio	132,991	119,626
Allowance for loan and lease losses	(1,404)	(1,014)

Total loans held in portfolio, net of allowance for loan and lease losses	131,587	118,612
Mortgage servicing rights ("MSR")	6,241	1,017
Investment in Federal Home Loan Banks ("FHLBs")	3,873	3,260
Goodwill and other intangible assets	2,330	1,084
Other assets	10,240	5,993

Total assets	$242,506	$194,716

Liabilities
Deposits:
Noninterest-bearing deposits	$22,441	$8,755
Interest-bearing deposits	84,741	70,819

Total deposits	107,182	79,574
Federal funds purchased and commercial paper	4,690	4,115
Securities sold under agreements to repurchase	39,447	29,756
Advances from FHLBs	61,182	57,855
Other borrowings	12,576	9,930
Other liabilities	3,264	3,320

Total liabilities	228,341	184,550
Redeemable preferred stock	102	-
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 873,089,120 and 809,783,580 shares issued and outstanding	-	-
Capital surplus - common stock	3,178	1,425
Accumulated other comprehensive loss	(243)	(54)
Retained earnings	11,128	8,795

Total stockholders' equity	14,063	10,166

Total liabilities, redeemable preferred stock, and stockholders' equity	$242,506	$194,716

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Total	Capital Surplus — Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	(in millions)
BALANCE, December 31, 1998	890.1	$9,344	$2,995	$74	$6,275
Comprehensive income:
Net income – 1999	-	1,817	-	-	1,817
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	-	(754)	-	(754)	-
Minimum pension liability adjustment	-	6	-	6	-

Total comprehensive income	-	1,069	-	-	-
Cash dividends declared on common stock	-	(570)	-	-	(570)
Common stock repurchased and retired	(47.3)	(1,082)	(1,082)	-	-
Common stock issued to acquire Long Beach Financial Corp	9.5	207	207	-	-
Common stock issued	5.1	85	85	-	-

BALANCE, December 31, 1999	857.4	9,053	2,205	(674)	7,522

Comprehensive income:
Net income – 2000	-	1,899	-	-	1,899
Other comprehensive income, net of tax:
Net unrealized gains on securities arising during the year, net of reclassification adjustments	-	616	-	616	-
Minimum pension liability adjustment	-	4	-	4	-

Total comprehensive income	-	2,519	-	-	-
Cash dividends declared on common stock	-	(626)	-	-	(626)
Common stock repurchased and retired	(52.2)	(869)	(869)	-	-
Common stock issued	4.6	89	89	-	-

BALANCE, December 31, 2000	809.8	10,166	1,425	(54)	8,795

Comprehensive income:
Net income – 2001	-	3,114	-	-	3,114
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities arising during the year, net of reclassification adjustments	-	(191)	-	(191)	-
Minimum pension liability adjustment	-	(1)	-	(1)	-
Net unrealized gain on cash flow hedging instruments	-	3	-	3	-

Total comprehensive income	-	2,925	-	-	-
Cash dividends declared on common stock	-	(774)	-	-	(774)
Cash dividends declared on redeemable preferred stock	-	(7)	-	-	(7)
Common stock repurchased and retired	(7.3)	(231)	(231)	-	-
Common stock warrants issued, net of issuance costs	-	398	398	-	-
Common stock issued to acquire Bank United Corp.	63.9	1,389	1,389	-	-
Common stock issued	6.7	197	197	-	-

BALANCE, December 31, 2001	873.1	$14,063	$3,178	$(243)	$11,128

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Cash Flows from Operating Activities
Net income	$3,114	$1,899	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	575	185	167
Gain from mortgage loans	(967)	(262)	(109)
(Gain) loss from securities	(861)	1	12
Extraordinary item – gain on extinguishment of repurchase agreements, net of taxes	(382)	-	-
Depreciation and amortization	1,590	539	400
MSR impairment (recovery)	1,749	9	(4)
Stock dividends from FHLBs	(216)	(221)	(139)
Origination and purchases of loans held for sale, net of principal payments	(133,534)	(13,123)	(4,996)
Proceeds from sales of loans held for sale	118,131	12,610	8,960
Decrease (increase) in other assets	1,418	793	(502)
(Decrease) increase in other liabilities	(1,394)	592	(336)

Net cash (used) provided by operating activities	(10,777)	3,022	5,270
Cash Flows from Investing Activities
Purchases of securities	(60,077)	(2,843)	(17,091)
Proceeds from sales of mortgage-backed securities ("MBS")	20,202	2,366	1,409
Proceeds from sales and maturities of other available-for-sale securities	31,691	1,476	271
Principal payments on securities	11,830	8,373	12,411
Purchases of investment in FHLBs	-	(136)	(787)
Proceeds from sales of loans	-	13,164	55
Origination and purchases of loans, net of principal payments	(1,677)	(29,023)	(23,928)
Proceeds from sales of foreclosed assets	257	265	354
Net cash used for acquisitions	(13,818)	(23)	(144)
Purchases of premises and equipment, net	(753)	(272)	(319)
Purchases of bank-owned life insurance	-	(1,000)	-

Net cash used by investing activities, carried forward	(12,345)	(7,653)	(27,769)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Net cash used by investing activities, brought forward	(12,345)	(7,653)	(27,769)
Cash Flows from Financing Activities
Increase (decrease) in deposits	19,932	(1,553)	(4,289)
Deposits sold	(423)	(3)	(73)
Increase (decrease) in short-term borrowings	24,220	(6,373)	5,413
Proceeds from long-term borrowings	12,799	32,615	15,881
Repayments of long-term borrowings	(25,252)	(19,817)	(9,911)
Proceeds from advances from FHLBs	135,015	88,749	87,174
Repayments of advances from FHLBs	(139,302)	(87,990)	(69,828)
Cash dividends paid on preferred and common stock	(781)	(626)	(570)
Repurchase of common stock	(231)	(869)	(1,082)
Common stock warrants issued	398	-	-
Other	169	80	67

Net cash provided by financing activities	26,544	4,213	22,782

Increase (decrease) in cash and cash equivalents	3,422	(418)	283
Cash and cash equivalents, beginning of year	2,622	3,040	2,757

Cash and cash equivalents, end of year	$6,044	$2,622	$3,040

Noncash Activities
Loans exchanged for MBS	$2,399	$7,414	$14,764
Real estate acquired through foreclosure	345	255	338
Loans originated to facilitate the sale of foreclosed assets	13	36	65
Loans held in portfolio transferred to loans held for sale	-	1,314	-
Fair value of Bank United Corp. assets acquired	19,034	-	-
Fair value of Bank United Corp. liabilities acquired	17,374	-	-
Cash Paid During the Year For
Interest on deposits	3,070	3,287	3,151
Interest on borrowings	5,388	6,257	4,251
Income taxes	1,477	444	855

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

  Basis of Presentation

        Washington Mutual, Inc. ("WMI" and together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small to mid-sized businesses. The Company accepts deposits from the general public, makes, buys and sells residential loans, consumer loans, and commercial loans, and engages in certain commercial banking activities. The Company originates, purchases, sells and services specialty mortgage finance loans.

        The Company has a concentration of operations in California. At December 31, 2001, 51% of the Company's loan portfolio and 63% of the Company's deposits were concentrated in California.

        Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation. All intercompany transactions and balances have been eliminated.

        On October 1, 1999, Washington Mutual acquired Long Beach Financial Corporation, parent of Long Beach Mortgage Company ("Long Beach Mortgage"). In 2001, Washington Mutual acquired Bank United Corp., Fleet Mortgage Corp., and the mortgage operations of The PNC Financial Services Group, Inc. These acquisitions were accounted for as purchases.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments, commercial paper and repurchase agreements with an initial maturity of three months or less.

  Held-to-Maturity Securities

        Investments classified as held to maturity are accounted for at amortized cost because the Company has both the positive intent and the ability to hold those securities to maturity. Other than temporary declines in fair value are recognized in the income statement as loss from securities. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company reclassified its held-to-maturity MBS and investment portfolios to available-for-sale.

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

  Loans Held for Sale

        Loans held for sale include originated and purchased/correspondent mortgage loans intended for sale in the secondary market. The Company enters into forward sales agreements to manage interest rate risk associated with loans held for sale. Loans held for sale with designated fair value hedges are recorded at fair value. Loans held for sale without designated fair value hedges are recorded at the lower of aggregate cost or fair value.

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

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. Management performs regular, ongoing reviews of its portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios. The Company monitors delinquency, default, and loss rates, among other factors impacting portfolio risk. The Company's methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance.

        The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. The amount is calculated by applying loss factors to the outstanding loan balances and commitments of these portfolios. Loss factors are based on analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. Each homogeneous portfolio, such as single family residential or specialty mortgage finance, is evaluated collectively.

        Non-homogeneous type loans, such as commercial business, commercial real estate and builder SFR construction loans, are analyzed and segregated by risk according to the Company's internal risk rating scale. These loans are reviewed on an individual loan basis and loss factors are applied based on the risk rating assigned to the loan. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received, or for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

        The unallocated allowance is based upon management's evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

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

        Consumer loans secured by collateral other than real estate are charged off if and when they exceed a specified number of days contractually delinquent (180 days for substantially all loans). Single-family residential loans and consumer loans secured by real estate are written down to the fair value of the underlying collateral (less projected cost to sell) when they are contractually delinquent 120 days.

        The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the Consolidated Financial Statements.

  Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are not impaired based on the modified terms.

        Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

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

  Transfers and Servicing of Financial Assets

        SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125 of the same title. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. See Notes to the Consolidated Financial Statements – Note 3: "Securities", and Note 5: "Mortgage Banking Activities."

        Washington Mutual securitizes, sells and services interests in single family residential, specialty mortgage finance, and commercial real estate loans. When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the securitized assets. Gain on sale of the assets depends, in part, on the Company's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the interests retained.

        Quoted market prices, if available, are used to obtain fair values of senior, subordinate and residual interests. Generally, quoted market prices for subordinate and residual interests are not available; therefore, the Company estimates the fair values based upon the present value of the associated expected future cash flows. In determining the fair value of subordinate and residual interests, management is required to estimate future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of retained interests. See Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        The fair value of the MSR is determined as of the sale date by reference to internally developed estimates of fair value based on the following characteristics:

•
Product type (i.e. conventional, government, balloon)
•
Fixed or adjustable rate of interest
•
Interest rate
•
Term (i.e. 15 or 30 years)

        Those estimated fair values are updated based on the results of internal valuations, market pricing, and survey results. Any changes made to those values are reviewed and approved by an appropriate level of management.

        The Company stratifies its MSR based on the predominant characteristics of the underlying financial assets. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR portfolio. For purposes of measuring impairment, the Company has determined that three interest rate bands adequately stratify loans with similar prepayment characteristics. Product-specific risk characteristics such as adjustable-rate mortgage ("ARM") loans, conventional, Government, and other mortgage loans also affect the MSR valuation, as discount rates, costs to service, and other important valuation factors differ by those product types.

        The following is a summary of the MSR strata used by the Company to assess impairment:

Loan Type	Rate Band
ARM	All loans
Conventional	0.00% to 7.49%
Conventional	7.50% to 8.99%
Conventional	9.00% and above
Government	0.00% to 7.49%
Government	7.50% to 8.99%
Government	9.00% and above
Private	0.00% to 7.49%
Private	7.50% to 8.99%
Private	9.00% and above
Master servicing	All loans
Specialty home loans	All loans

        Impairment is recognized through a valuation allowance for each individual stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the MSR for a given stratum exceeds its fair value. Any fair value in excess of the cost basis of MSR for a given stratum is not recognized.

        Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the value which the MSR could be sold for in the open market as of the valuation date. While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions.

        The most important assumptions used in the MSR valuation model are anticipated loan prepayments and discount rates. Other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates, are used in determining the value of the MSRs.

        The factors used for those assumptions are selected based on market interest rates and other market assumptions, and their reasonableness is confirmed through surveys conducted with independent brokers. They are reviewed and approved on a quarterly basis by an appropriate level of management. In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained at least annually to confirm the reasonableness of the value generated by the MSR valuation model.

  Investment in FHLBs

        The Company's investment in the stock of the FHLBs is carried at cost and is classified as restricted, as the Company can only sell stock back to the FHLBs at par value or to other member banks. Dividends are included within other interest and dividend income.

  Premises and Equipment

        Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

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

        As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill relating to past and future acquisitions. See further discussion under the heading Recently Issued Accounting Standards.

  Repurchase Agreements

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts. Those securities are classified as encumbered.

  Income Taxes

        Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The comprehensive deferred tax provision for the year is equal to the change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that includes the enactment date of the change.

        For tax reporting purposes, the Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company's federal tax filings generally include all subsidiaries.

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

  Derivatives

        On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. That Statement requires derivatives to be recorded at fair value with changes in fair value recognized through earnings. Certain derivative instruments can qualify as a hedge of changes in the fair value of recognized assets and liabilities or firm commitments or changes in expected future cash flows. In a fair value hedge, changes in the fair value of the hedging derivative recognized in earnings are offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedging derivative is ineffective, the changes in fair value will not offset and the difference is reflected in earnings. In a cash flow hedge, changes in the fair value of the hedging derivative is recorded initially in other comprehensive income to the extent that the hedge is effective. Amounts recorded in other comprehensive income subsequently are reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized in earnings immediately.

        The initial application of SFAS No. 133 did not have a significant impact on earnings and other comprehensive income and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):

Increase in fair value of derivatives classified as assets	$151
Increase in the book value of MSR	126
Increase in available-for-sale securities	14,651
Increase in other assets	1,788
Decrease in held-to-maturity securities	(16,565)

Total impact on assets	151
Increase in fair value of derivatives classified as liabilities	66
Increase in the book value of hedged borrowings	129

Total impact on liabilities	195

        The adoption of SFAS No. 133 resulted in the recognition of derivative-related assets, derivative-related liabilities, and an increase in the recorded value of hedged borrowings. A portion of the reclassification of the Company's held-to-maturity MBS portfolio to available-for-sale was allocated to MSR, representing retained interests from securitizations of loans that the Company had completed after January 1, 1996 and for which no MSR had been capitalized previously. Since January 1, 1996, MSR have been capitalized for all securitizations of loans that were either sold or retained in the available-for-sale securities portfolio.

  Hedging Activities

        The Company enters into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. The hedge must be effective in reducing the designated risk. The effectiveness of the derivatives is evaluated on an initial and ongoing basis using quantitative measures of correlation.

        Interest rate swaps wherein the Company receives a fixed rate of interest are designated as fair value hedges against fixed-rate liabilities. The fair value of these derivatives is reported in other assets or other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are recorded in interest expense on borrowings. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings.

        Interest rate swaps wherein the Company pays a fixed rate of interest and stand alone interest rate caps are designated as cash flow hedges against variable-rate liabilities. Similarly, the Company uses stand alone swaptions to change the interest rate characteristics of certain probable forecasted transactions. Stand alone interest rate swaptions, in which the Company has an option to engage in an interest rate swap, are designated as cash flow hedges of anticipated issuances of debt. For these cash flow hedges, changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. The fair value of these derivatives is reported in other assets or other liabilities. Amounts recorded in other comprehensive income are subsequently reclassified to interest expense on borrowings during the same period in which the hedged item affects interest expense. In the event that the probable forecasted transactions are no longer likely to occur, the amount recorded in other comprehensive income is immediately recognized in other income.

        Certain interest rate floors, caps and swaptions are embedded within financial instruments, such as borrowings. These embedded derivatives are used as economic hedges of MSR, floating rate debt and forecasted borrowings. Embedded derivatives are not required to be accounted for separately as derivatives under SFAS No. 133, provided that they are considered to be clearly and closely related to the host contract. If such borrowings are terminated early, the resulting gain or loss is required to be reported as an extraordinary item.

        Loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with loans held for sale by entering into forward sales agreements. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is recorded in other assets and other liabilities. The changes in the fair value of these forward sales agreements are recorded in gain from mortgage loans. In these cases, the change in fair value of the hedged loans is also recorded in gain from mortgage loans.

  Commitments to Originate Loans

        The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value with changes in fair value recorded in gain from mortgage loans. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with the rate lock commitments. Included in the net present value analysis are anticipated cash flows associated with the expected retained servicing of the loans. Rate lock commitments expose the Company to interest rate risk. The Company manages that risk by acquiring forward sales contracts and purchased put options which are recorded at fair value with changes in fair value recorded in gain from mortgage loans.

  Recently Issued Accounting Standards

        In June 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 became effective January 1, 2002 and eliminates the amortization of goodwill relating to past and future acquisitions (except that goodwill related to business combinations initiated after June 30, 2001 and consummated before January 1, 2002 was not required to be amortized). Instead, goodwill is subject to an impairment assessment that must be performed upon adoption of SFAS No. 142 and at least annually thereafter.

        The impairment assessment in connection with the initial adoption of SFAS No. 142 will not have a material impact on the results of operations or financial condition of the Company. For acquisitions initiated prior to July 1, 2001, pretax goodwill amortization of approximately $110 million will no longer be expensed. Certain other identifiable intangible assets will continue to be amortized.

Note 2: Business Combinations

        The Company's business combinations during 2001 have been accounted for using the purchase method, and, accordingly, the total purchase price of each acquired company was allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the acquisition. The excess purchase price over the fair values is recorded as goodwill. Results of operations for the acquired companies are included prospectively from the date of acquisition.

        On January 31, 2001, Washington Mutual, Inc. acquired the mortgage operations of The PNC Financial Services Group, Inc. for approximately $7.0 billion in cash. With this acquisition, the Company acquired approximately $3 billion in loans held for sale and $2 billion in mortgage servicing rights. This acquisition resulted in the recognition of goodwill of approximately $330 million. The final purchase price of the mortgage operations of The PNC Financial Services Group, Inc. is the subject of ongoing litigation. The values assigned to assets received and liabilities assumed for this transaction, including the amount of goodwill recorded, are subject to the outcome of the litigation.

        On February 9, 2001, the Company acquired Texas-based Bank United Corp., for a purchase price of approximately $1.4 billion. With this acquisition, the Company acquired approximately $12 billion in loans held in portfolio, $1 billion in securities, $8 billion in deposits and $8 billion in FHLB advances. This acquisition resulted in the recognition of goodwill and other intangible assets of approximately $980 million. The Company issued 63.9 million shares of its common stock to acquire Bank United Corp.

        On June 1, 2001, the Company acquired Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank for approximately $7.5 billion in cash. With this acquisition, the Company acquired approximately $4 billion in loans held for sale and $3 billion in mortgage servicing rights. This acquisition resulted in the recognition of goodwill of approximately $140 million.

        Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill created from these acquisitions was being amortized over 20 years.

        On January 4, 2002, the Company acquired Dime Bancorp, Inc. ("Dime") for approximately $1.4 billion in cash and approximately 96.4 million shares of common stock, which resulted in a total purchase price of approximately $5.2 billion. This acquisition was accounted for as a purchase. At January 4, 2002, Dime had approximately $27.9 billion in assets.

        On December 11, 2001, the Company announced the signing of an agreement to acquire for cash certain operating assets of HomeSide Lending, Inc. ("HomeSide"). The Company paid a $25 million premium over the value of the acquired assets. HomeSide is the U.S. mortgage unit of the National Australia Bank Limited. The transaction was consummated on March 1, 2002.

Note 3: Securities

        The amortized cost, unrealized gains, unrealized losses, and fair value of securities were as follows:

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield(1)
	(dollars in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$30,459	$41	$(1,143)	$29,357	5.50%
Other securities	256	5	(3)	258	5.92
Equity securities	171	2	(7)	166	5.41

Total investment securities	30,886	48	(1,153)	29,781	5.50
MBS:
U.S. Government and agency	17,780	441	(23)	18,198	6.05
Private issue	10,117	264	(11)	10,370	6.25

Total MBS securities	27,897	705	(34)	28,568	6.12

Total available-for-sale securities	$58,783	$753	$(1,187)	$58,349	5.80

(1)
Weighted average yield at end of year based on the amortized cost of the securities.

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield(1)
	(dollars in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$1,432	$39	$(1)	$1,470	6.28%
Other securities	158	1	(2)	157	6.48
Equity securities	193	1	(11)	183	5.88

Total investment securities	1,783	41	(14)	1,810	6.26
MBS:
U.S. Government and agency	24,639	123	(191)	24,571	6.78
Private issue	15,866	64	(152)	15,778	7.08

Total MBS securities	40,505	187	(343)	40,349	6.90

Total available-for-sale securities	$42,288	$228	$(357)	$42,159	6.87

Held-to-maturity securities
Investment securities:
Other securities	$137	$3	$(1)	$139	5.85

Total investment securities	137	3	(1)	139	5.85
MBS:
U.S. Government and agency	10,211	30	(107)	10,134	7.04
Private issue	6,217	49	(53)	6,213	6.96

Total MBS securities	16,428	79	(160)	16,347	7.01

Total held-to-maturity securities	$16,565	$82	$(161)	$16,486	7.00

(1)
Weighted average yield at end of year based on the amortized cost of the securities.

        Fair value of securities by contractual maturity was as follows:

	December 31, 2001
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
	(dollars in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$29,357	5.50%	$13	6.34%	$1,980	3.94%	$25,547	5.58%	$1,817	5.97%
Other securities	258	5.92	11	6.21	62	6.17	33	5.62	152	5.86
Equity securities	166	5.41	155	5.82	11	6.31	-	-	-	-

Total investment securities	29,781	5.50	179	5.88	2,053	4.02	25,580	5.58	1,969	5.96
MBS(2):
U.S. Government and agency	18,198	6.05	115	6.48	171	6.45	223	6.08	17,689	6.04
Private issue	10,370	6.25	-	-	-	-	2	7.42	10,368	6.25

Total MBS securities	28,568	6.12	115	6.48	171	6.45	225	6.09	28,057	6.12

Total fair value of available-for-sale securities	$58,349	5.80	$294	6.18	$2,224	4.20	$25,805	5.58	$30,026	6.11

(1)
Weighted average yield at end of year based on the amortized cost of the securities.
(2)
MBS were allocated based on contractual principal maturities assuming no prepayments.

        In addition to U.S. Government and agency MBS, the securities portfolio contained investment grade private issue MBS of $9.02 billion at December 31, 2001, which included $6.25 billion of MBS originated by Washington Mutual Bank, FA ("WMBFA"), and $16.66 billion at December 31, 2000, which included $14.64 billion of MBS originated by WMBFA.

        Proceeds from sales of securities in the available-for-sale portfolio during 2001, 2000 and 1999 were $50.18 billion, $4.14 billion and $1.44 billion. The Company realized $800 million in gains and $95 million in losses on these sales during 2001. The Company realized $27 million in gains and $29 million in losses on sales during 2000. Similarly, the Company realized $4 million in gains and $13 million in losses during 1999.

        Pledged securities having a fair value of $38.65 billion and an amortized cost of $39.32 billion are also subject to certain agreements which may allow the secured party to either sell, rehypothecate or otherwise pledge the securities. These amounts have been separately identified in the statement of financial condition as encumbered. In addition, securities with an amortized cost of $5.40 billion and a fair value of $5.62 billion were pledged to secure public deposits, other borrowings, FHLB advances and access to the Federal Reserve discount window. The Company had not accepted any securities as collateral that it was permitted to sell or repledge as of December 31, 2001.

Note 4: Loans Held in Portfolio

        Loans held in portfolio consisted of the following:

	December 31,
	2001	2000
	Loan Balance(1)
	(in millions)
Loans held in portfolio:
SFR	$82,021	$80,181
Specialty mortgage finance(2)	9,821	6,783

Total SFR loans	91,842	86,964
SFR construction:
Builder(3)	2,127	1,040
Custom(4)	475	391
Second mortgage and other consumer:
Home equity lines and loans	9,320	6,521
Other	3,728	3,957
Commercial business	5,390	2,274
Commercial real estate(5):
Multi-family	15,608	15,657
Other commercial real estate	4,501	2,822

Total loans held in portfolio	$132,991	$119,626

(1)
Includes net unamortized deferred loan origination costs of $537 million at December 31, 2001 and $401 million at December 31, 2000.
(2)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance Corporation ("Washington Mutual Finance").
(3)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(4)
Represents construction loans made directly to the intended occupant of a single-family residence.
(5)
Includes commercial real estate construction balances of $993 million in 2001 and $267 million in 2000.

        The amount of impaired loans and the related allowances were as follows:

	December 31,
	2001	2000
	(in millions)
Impaired loans:
With allowances	$358	$226
Without allowances	713	285

	$1,071	$511

Allowance for impaired loans	$69	$40

        The average balance of impaired loans and the related interest income recognized were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Average balance of impaired loans	$910	$566	$670
Interest income recognized	76	38	46

        Loans totaling $73.17 billion and $62.43 billion at December 31, 2001 and 2000 were pledged to secure advances from FHLBs.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Balance, beginning of year	$1,014	$1,042	$1,068
Allowance acquired through business combinations/other	120	(36)	(1)
Provision for loan and lease losses	575	185	167

	1,709	1,191	1,234
Loans charged off:
SFR	(29)	(19)	(38)
Specialty mortgage finance(1)	(26)	(5)	-

Total SFR charge offs	(55)	(24)	(38)
SFR construction(2)	-	(1)	-
Second mortgage and other consumer	(200)	(163)	(143)
Commercial business	(74)	(11)	(5)
Commercial real estate:
Multi-family	-	(2)	(15)
Other commercial real estate	(10)	(2)	(22)

Total charge offs	(339)	(203)	(223)
Recoveries of loans previously charged off:
SFR	2	1	4
Specialty mortgage finance(1)	-	1	-

Total SFR recoveries	2	2	4
Second mortgage and other consumer	23	21	19
Commercial business	6	1	1
Commercial real estate:
Multi-family	-	1	3
Other commercial real estate	3	1	4

Total recoveries	34	26	31

Net charge offs	(305)	(177)	(192)

Balance, end of year	$1,404	$1,014	$1,042

(1)
Includes purchased sub-prime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.

Note 5: Mortgage Banking Activities

        During 2001 and 2000, the Company sold mortgage loans in securitization transactions and retained servicing responsibilities as well as senior and subordinated interests. The Company receives annual servicing fees equal to a percentage of the outstanding balance and rights to cash flows remaining after the investors in the securitization trust have received their contractual payments. The allocated carrying value of loans securitized and sold during the years ended December 31, 2001 and 2000 were $102.05 billion and $16.90 billion, respectively. Of the loans securitized and sold during the years ended December 31, 2001 and 2000, the amounts held by investors and securitization trusts that have recourse to the Company totaled zero and $812 million. The Company recognized pretax gains of $899 million on these securitizations for 2001 and $189 million for 2000. During 2001, the Company sold $5.75 billion allocated carrying value of loans securitized in prior years and recorded pretax gains of $103 million from these sales.

        Key economic assumptions used in measuring the value of retained interests (excluding MSR) resulting from securitizations completed during the years ended December 31, 2001 and 2000, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Non-Government Sponsored Enterprise	Specialty Home Loans
	(dollars in millions)
Year Ended December 31, 2001
Constant prepayment rate ("CPR")(1)	-	23.22%	33.70%
Weighted-average life (in years)	-	3.6	2.1
Discount rate(2)	-	5.45%	30.00%
Expected annual credit losses as a percentage of average principal balance	-	-	5.54
Year Ended December 31, 2000
CPR(1)	20.00%	20.00%	33.30%
Weighted-average life (in years)	8.3	9.7	9.1
Discount rate(2)	6.65%	7.90%	30.00%
Expected annual credit losses as a percentage of average principal balance	-	-	2.82
Other(3)	$3	$(26)	$-

(1)
Represents the expected lifetime average.
(2)
Represents the return of U.S. Treasury instruments of a particular duration plus an estimate of the incremental rate of return over those instruments demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.
(3)
Represents the assumed value/(cost) of a hypothetical derivative used to reduce the London Interbank Offered Rates ("LIBOR") to the 11th District FHLB monthly weighted-average cost of funds index ("COFI") basis risk inherent in certain retained interests. The assumed value/(cost) of the hypothetical derivative was included in the determination of the fair value of the retained interests.

        Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. As of December 31, 2001, static pool losses for all adjustable- and fixed-rate government and non-government sponsored enterprise assets and specialty home loans assets that were valued using specific credit loss assumptions were not material.

        At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	December 31, 2001
	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Non-Government Sponsored Enterprise	Government Sponsored Enterprise	Non-Government Sponsored Enterprise	Specialty Home Loans
		(dollars in millions)
Fair value of retained interests	$442	$1,122	$5,226	$90
Weighted-average life (in years)	5.4	6.8	3.4	2.2
CPR(1)	15.00%	20.00%	29.00%	33.90%
Impact on fair value of 25% decrease	$1	$12	$39	$12
Impact on fair value of 50% decrease	2	29	101	52
Impact on fair value of 25% increase	-	-	-	(9)
Impact on fair value of 50% increase	(2)	(17)	(51)	(18)
Impact on fair value of 100% increase	(2)	(28)	(83)	-
Discount rate	6.51%	4.54%	4.68%	30.00%
Impact on fair value of 10% decrease	$12	$1	$2	$4
Impact on fair value of 25% decrease	31	1	6	10
Impact on fair value of 25% increase	(27)	(1)	(6)	(8)
Impact on fair value of 50% increase	(51)	(3)	(12)	(15)
Expected credit losses as a percentage of average principal balance	-	-	-	5.54%
Impact on fair value of 25% decrease	-	-	-	$28
Impact on fair value of 50% decrease	-	-	-	67
Impact on fair value of 25% increase	-	-	-	(26)
Impact on fair value of 50% increase	-	-	-	(53)
Other(2)	-	$20	$37	-
Impact on fair value of 10% decrease	-	(2)	(4)	-
Impact on fair value of 25% decrease	-	(5)	(9)	-
Impact on fair value of 25% increase	-	5	9	-
Impact on fair value of 50% increase	-	10	19	-

(1)
Represents the expected lifetime average.
(2)
Represents the assumed value of pay LIBOR, receive COFI basis swaps embedded in the retained interests. The aggregate notional value of such basis swaps at December 31, 2001 was $2.19 billion for Adjustable-Rate Non-Government Sponsored Enterprise Mortgage Loans and $1.24 billion for Adjustable-Rate Government Sponsored Enterprise Mortgage Loans.

        In 2001, the Company recognized $58 million in pretax gains for specialty home loans retained interests that are marked to market through earnings.

        The table below summarizes retained interests (excluding MSR) categorized by credit rating:

December 31, 2001
(in millions)
Credit rating:
AAA	$4,639
Agency insured	1,122
BBB	7
Not rated	1,112

Total	$6,880

        Key economic assumptions used in measuring the value of all capitalized MSR created during the years ended December 31, 2001 and 2000, including securitizations recorded as sales, securitizations entirely retained, and whole loan sales, were as follows (rates per annum):

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Non-Government Sponsored Enterprise	Government Sponsored Enterprise	Non-Government Sponsored Enterprise	Specialty Home Loans
Year Ended December 31, 2001
CPR(1)	9.50%	10.50%	28.00%	23.00%	32.00%
Cash flows discounted at (base MSR)	9.00	11.00	12.00	15.00	14.00
Cash flows discounted at (excess MSR)	12.00	19.00	13.00	18.00	n.a.
Year Ended December 31, 2000
CPR(1)	10.50%	12.00%	23.00%	24.00%	30.90%
Cash flows discounted at	9.50	12.00	13.00	13.00	14.00

(1)
Represents the expected lifetime average.

        At December 31, 2001, key economic assumptions and the sensitivity of the current fair value for all capitalized MSR to immediate changes in those assumptions were as follows:

	December 31, 2001
	Mortgage Servicing Rights
	Adjustable-Rate Loans	Fixed-Rate Loans	Specialty Home Loans
	(dollars in millions)
Fair value of capitalized MSR	$885	$5,332	$49
Weighted-average life (in years)	4.4	5.3	2.1
CPR(1)	17.55%	15.42%	36.90%
Impact on fair value of 25% decrease	$152	$879	$8
Impact on fair value of 50% decrease	341	2,009	20
Impact on fair value of 100% increase	(426)	(2,101)	-
Impact on fair value of 200% increase	(657)	(2,970)	-
Impact on fair value of 25% increase	-	-	(6)
Impact on fair value of 50% increase	-	-	(11)
Future cash flows discounted at	13.25%	10.38%	14.00%
Impact on fair value of 10% decrease	$-	$-	$1
Impact on fair value of 25% decrease	95	525	2
Impact on fair value of 50% decrease	218	1,179	-
Impact on fair value of 25% increase	(75)	(431)	(2)
Impact on fair value of 50% increase	(136)	(791)	(4)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which may magnify or counteract the sensitivities.

        The table below summarizes certain cash flows received from and paid to securitization trusts:

	Year Ended December 31,
	2001	2000
	(in millions)
Proceeds from new securitization sales	$109,188	$17,012
Principal and interest received on retained interests	1,633	360
Servicing fees received(1)	1,260	276
Loan repurchases(1)	1,502	177

(1)
Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained, and whole loan sales.

        The tables below present quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (excludes securitized assets that an entity continues to service but which it has no other continuing involvement):

	December 31, 2001		Year Ended December 31, 2001
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status	Net Credit Losses
		(in millions)
Mortgage loans	$143,361	$1,289	$36
Specialty home loans	9,481	1,036	21

Total loans managed	$152,842	$2,325	$57

Comprised of:
Loans sold, including securitizations	$36,956
Loans held for sale and held in portfolio	101,995
Loans securitized and retained	13,891

Total loans managed	$152,842

	December 31, 2000		Year Ended December 31, 2000
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status	Net Credit Losses
		(in millions)
Mortgage loans	$115,058	$563	$30
Specialty home loans	6,005	267	9

Total loans managed	$121,063	$830	$39

Comprised of:
Loans sold, including securitizations	$9,432
Loans held for sale and held in portfolio	79,178
Loans securitized and retained	32,453

Total loans managed	$121,063

        SFR mortgage banking (expense) income consisted of the following:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Loan servicing fees	$1,375	$295	$291
Amortization of MSR	(1,006)	(133)	(88)
Impairment of MSR	(1,749)	(9)	4
Other, net	(141)	(19)	(109)

Net SFR loan servicing (expense) income	(1,521)	134	98
Loan related income	156	35	30
Gain from mortgage loans	963	262	109
Gain from sale of originated MBS	117	2	-

Total SFR mortgage banking (expense) income	$(285)	$433	$237

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Balance, beginning of year	$1,017	$643	$461
SFR:
Additions through acquisitions	4,818	-	-
Additions	3,323	516	266
Amortization	(1,006)	(133)	(88)
Impairment adjustment	(1,749)	(9)	4
Sales	(174)	-	-
Net change in commercial real estate MSR	12	-	-

Balance, end of year(1)	$6,241	$1,017	$643

(1)
At December 31, 2001, 2000 and 1999, aggregate MSR fair value was $6.27 billion, $1.13 billion and $825 million, respectively.

        Changes in the valuation allowance for impairment of MSR were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Balance, beginning of year	$13	$4	$8
Additions	1,749	9	-
Write-offs	-	-	(4)

Balance, end of year	$1,762	$13	$4

        Changes in the portfolio of loans serviced with MSR were as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
Balance, beginning of year	$79,335	$55,268
SFR:
Additions through acquisitions	255,434	-
Additions	143,235	32,060
Sales	(6,538)	-
Loan payments and other	(94,251)	(7,993)
Net change in commercial real estate loan servicing portfolio	1,168	-

Balance, end of year	$378,383	$79,335

        As of December 31, 2001, the Company serviced 39,959 Government National Mortgage Association ("GNMA") loan pools with an outstanding security balance of $61.48 billion.

        As of December 31, 2001, Long Beach Mortgage did not service any FHA-insured mortgage loans. Long Beach Mortgage also did not originate any FHA-insured mortgage loans during 2001.

Note 6: Other Assets

        Other assets consisted of the following:

	Year Ended December 31,
	2001	2000
	(in millions)
Premises and equipment	$1,999	$1,568
Investment in bank-owned life insurance	1,535	1,456
Accrued interest receivable	1,416	1,157
Foreclosed assets	228	153
GNMA early pool buy-outs	1,849	-
Other assets	3,213	1,659

Total other assets	$10,240	$5,993

        GNMA pool buy-outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, the "guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors. For certain guarantor loans, the Company may not be fully reimbursed and, accordingly, has a reserve of $42 million at December 31, 2001.

        Depreciation expense for 2001, 2000 and 1999 was $288 million, $246 million and $207 million.

        The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2071. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $289 million, $197 million and $191 million in 2001, 2000 and 1999.

Note 7: Deposits

        Deposits consisted of the following:

	Year Ended December 31,
	2001	2000
	(in millions)
Checking accounts:
Interest bearing	$15,350	$5,925
Noninterest bearing	22,386	8,575

	37,736	14,500
Savings accounts	6,970	5,436
Money market deposit accounts ("MMDAs")	25,514	25,220
Time deposit accounts:
Due within one year	30,530	30,678
After one year but within two years	2,679	2,633
After two but within three years	1,732	440
After three but within four years	468	254
After four but within five years	976	380
After five years	577	33

	36,962	34,418

Total deposits	$107,182	$79,574

        Accrued but unpaid interest on deposits included in other liabilities totaled $54 million and $79 million at December 31, 2001 and 2000.

Note 8: Federal Funds Purchased and Commercial Paper

        Federal funds purchased and commercial paper consisted of the following:

	December 31,
	2001	2000
	(in millions)
Federal funds purchased	$4,339	$3,156
Commercial paper	351	959

Total federal funds and commercial paper	$4,690	$4,115

        Federal funds purchased had remaining average maturities of 42 days at December 31, 2001. Commercial paper had remaining average maturities of 14 days at December 31, 2001.

        Financial data pertaining to federal funds purchased and commercial paper were as follows:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Federal funds purchased
Weighted average interest rate, end of year	2.02%	6.57%	5.74%
Weighted average interest rate during the year	3.96	6.52	5.11
Average balance of federal funds purchased	$4,337	$2,856	$2,001
Maximum amount outstanding at any month end	6,167	6,668	2,836
Commercial paper
Weighted average interest rate, end of year	3.03%	6.95%	6.20%
Weighted average interest rate during the year	5.49	6.51	5.54
Average balance of commercial paper	$469	$586	$420
Maximum amount outstanding at any month end	973	959	651

Note 9: Repurchase Agreements

        Scheduled maturities of repurchase agreements were as follows:

	December 31,
	2001	2000
	(in millions)
Due within 30 days	$28,177	$7,125
After 30 but within 90 days	2,126	5,549
After 90 but within 180 days	-	5,926
After 180 days but within one year	518	1,550
After one year	8,626	9,606

Total maturities of repurchase agreements	$39,447	$29,756

        Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Weighted average interest rate, end of year	1.74%	6.61%	5.81%
Weighted average interest rate during the year	4.04	6.33	5.36
Average balance of repurchase agreements	$29,582	$28,491	$26,082
Maximum amount outstanding at any month end	39,447	30,726	30,163

        At December 31, 2001, interest rate floors, caps and swaptions embedded in repurchase agreements were as follows:

	Notional Amount	Weighted Average Strike	Index	Index at December 31, 2001	Weighted Average Remaining Life
	(dollars in millions)				(in months)
Floors(1)	$2,300	5.12%	3 month LIBOR	1.88%	41
Caps	640	7.64	3 month LIBOR	1.88	29
Swaptions	5,900	6.13	3 month LIBOR	1.88	19

(1)
$500 million notional amount of floors had a contractual start date of September 15, 2002.

Note 10: Advances from FHLBs

        As members of the FHLBs of San Francisco and Seattle, WMBFA, Washington Mutual Bank ("WMB"), and Washington Mutual Bank fsb ("WMBfsb") maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit, which the FHLBs will extend for purposes other than meeting withdrawals, varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of the borrowing.

        Scheduled maturities of advances from FHLBs were as follows:

	December 31,
	2001		2000
	Amount	Ranges of Interest Rates	Amount	Ranges of Interest Rates
		(dollars in millions)
Due within one year	$36,676	1.75% - 8.04%	$42,596	5.74% - 6.72%
After one but within two years	13,576	1.75 - 6.03	12,051	3.50 - 6.73
After two but within three years	6,338	1.82 - 8.65	1,627	5.19 - 6.94
After three but within four years	184	2.05 - 7.45	1,225	6.33 - 8.65
After four but within five years	4,211	1.85 - 5.32	175	5.39 - 7.45
After five years	197	2.80 - 8.57	181	2.80 - 8.57

Total advances from FHLBs	$61,182		$57,855

        Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions)
Weighted average interest rate, end of year	2.45%	6.57%	5.92%
Weighted average interest rate during the year	4.58	6.33	5.37
Average balance of advances from FHLBs	$63,859	$56,979	$47,008
Maximum amount outstanding at any month end	67,281	59,325	57,094

        At December 31, 2001, interest rate caps embedded in advances from FHLBs were as follows:

Notional Amount	Weighted Average Strike	Index	Index at December 31, 2001	Weighted Average Remaining Life
(dollars in millions)				(in months)
$56	7.25%	3 month LIBOR	1.88%	18

Note 11: Other Borrowings

        Other borrowings consisted of the following:

	December 31,
	2001		2000
	Amount	Interest Rate(s)	Amount	Interest Rate(s)
	(dollars in millions)
Senior notes(1):
Due in 2001	$-	-%	$650	5.88 - 7.75%
Due in 2002	1,183	1.92 - 8.60	764	6.00 - 8.60
Due in 2003	967	2.05 - 6.84	150	6.50
Due in 2004	1,898	2.28 - 7.38	200	5.85
Due in 2005	599	7.25 - 8.25	598	7.25 - 8.25
Due in 2006	3,062	2.24 - 7.50	1,238	7.25 - 7.50
Due in 2011	497	6.88	-	-
Subordinated notes:
Due in 2001	-	-	150	9.88
Due in 2004	249	6.50 - 7.88	548	6.50 - 7.88
Due in 2006	99	6.63	99	6.63
Due in 2007	240	8.88	-	-
Due in 2009	160	8.00	-	-
Due in 2010	564	8.25	495	8.25
Due in 2011	1,018	6.88	-	-
Trust preferred securities(1):
Due in 2025	93	8.25	100	8.25
Due in 2026	149	8.36	149	8.36
Due in 2027	727	8.21 - 8.38	694	8.21 - 8.38
Due in 2041	730	5.38	-	-
Asset transfers accounted for as secured financing:
Due in 2001	-	-	4,044	6.67
Other	341	-	51	-

Total other borrowings	$12,576		$9,930

(1)
Inclusive of capitalized issuance costs.

        The Company is the guarantor of five separate issues of trust preferred securities, as discussed below:

        On May 31, 1997, Washington Mutual Capital I ("WMC I"), a wholly-owned subsidiary of Washington Mutual, issued $400 million of 8.375% Subordinated Capital Income Securities. In connection with WMC I's issuance of these securities, Washington Mutual issued to WMC I $412 million principal amount of its 8.375% Junior Subordinated Debentures, due 2027 (the "subordinated debentures due 2027"). The sole assets of WMC I are and will be the subordinated debentures due 2027.

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

        In December 1996, Ahmanson Trust I (the "capital trust"), a wholly-owned subsidiary of H.F. Ahmanson & Co. ("Ahmanson"), issued $150 million of 8.36% Company-obligated redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of Ahmanson. In connection with the capital trust's issuance of these securities, Ahmanson issued to the capital trust $155 million principal amount of its 8.36% subordinated notes, due December 2026 (the "subordinated notes due 2026"). The sole assets of the capital trust are and will be the subordinated notes due 2026.

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

        In the second quarter of 2001, Washington Mutual Capital Trust 2001 (the "Trust"), a wholly-owned subsidiary of Washington Mutual, issued 23 million units, totaling $1,150 million, of Trust Preferred Income Equity Redeemable SecuritiesSM (PIERSSM). Each unit consists of a preferred security having a stated liquidation amount of $50 and a current yield of 5.375%, and a warrant to purchase at any time prior to the close of business on May 3, 2041, 1.2081 shares of common stock of Washington Mutual. At any time after issuance of the units, the preferred security and warrant components of each unit may be separated by the holder and transferred separately. Thereafter, a separated preferred security and warrant may be combined to form a unit. In connection with the Trust's issuance of these securities, Washington Mutual, Inc. issued to the Trust $1,185 million of 5.375% subordinated debentures, due in 2041. The sole assets of the Trust are the subordinated debentures.

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

        Financial data pertaining to trust preferred securities were as follows:

	December 31, 2001
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust I	$100	$3	$103	2025	8.250%	20 consecutive quarters	On or after December 31, 2000
Great Western Financial Trust II	300	9	309	2027	8.206	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.375	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.360	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.375	20 consecutive quarters	On or after May 3, 2006

	$2,100	$64	$2,164		6.701

	December 31, 2000
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust I	$100	$3	$103	2025	8.250%	20 consecutive quarters	On or after December 31, 2000
Great Western Financial Trust II	300	9	309	2027	8.206	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.375	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.360	Ten consecutive semi-annual periods	On or after December 1, 2026

	$950	$29	$979		8.306

        At December 31, 2001 and 2000, the Company had unused secured borrowing lines totaling $960 million and $243 million with the Federal Reserve Bank discount window.

        The Company, through Long Beach Mortgage, had credit facilities in the aggregate amount of $1 billion available at December 31, 2001, of which $500 million expires in April 2002 and $500 million expires in September 2002.

        At December 31, 2001, the Company had two revolving credit facilities with JP Morgan Chase Bank as administrative agent: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for the Company's commercial paper programs. At December 31, 2001, the Company had $849 million available under these facilities, which represents the total amount of the two revolving credit facilities, net of the amount of commercial paper outstanding at year-end.

        As of December 31, 2001, the Company had entered into eight letters of credit with the FHLBs of San Francisco and Seattle, for a total of $240 million. These letters of credit provide credit enhancement on housing revenue bonds and certain of the Company's private issue MBS.

Note 12: Income Taxes

        Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Current:
Federal	$1,438	$524	$443
State and local	165	99	34
Payments in lieu	58	34	34

Total current	1,661	657	511
Deferred:
Federal	(4)	435	397
State and local	(12)	42	156
Payments in lieu	(66)	(49)	3

Total deferred	(82)	428	556

Total income taxes (benefits)	$1,579	$1,085	$1,067

        Total income tax provision (benefit) was recorded as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Income (loss) from continuing operations	$1,579	$1,085	$1,067
Extraordinary gain	239	-	-

Total income taxes (benefits)	$1,818	$1,085	$1,067

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

        The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.06 billion at December 31, 2001. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

        In January 2002, the Company completed a settlement with the Internal Revenue Service (the "Service") for Great Western for tax years 1988 through 1992. The amount payable under the settlement agreement was previously provided for in the accrual for income taxes payable.

        The Service is currently examining Ahmanson for 1994 through September 1998, Washington Mutual for 1994 through 2000, and Great Western for 1993 through 1997. The Service has completed its examination of Ahmanson for 1990 through 1993. All issues have been resolved except for one, for which a tentative settlement at Appeals is under review by the Joint Committee on Taxation. The Service's National Office has issued an adverse ruling on this issue. Accordingly, the Company has not recorded any benefit with respect to this issue.

        As of December 31, 2001, the Company's accrual for income taxes payable is sufficient to cover any expected liabilities arising from these examinations.

        The significant components of the Company's net deferred tax asset (liability) were as follows:

	December 31,
	2001	2000
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$549	$367
Net operating loss carryforwards	440	452
Unrealized losses on securities	152	31
Merger costs	144	164
Compensation differences	65	65
State and local taxes	21	30
Other	339	80

Total deferred tax assets	1,710	1,189
Payments in lieu	(140)	(185)
Valuation allowance	(164)	(164)

Deferred tax asset, net of payments in lieu and valuation allowance	1,406	840
Deferred tax liabilities:
Stock dividends from FHLBs	(614)	(500)
Gain on loan sales	(445)	(320)
Loan fees	(253)	(479)
Basis difference on premises and equipment	(181)	(147)
Other	(231)	(218)

Total deferred tax liabilities	(1,724)	(1,664)

Net deferred tax (liability) asset	$(318)	$(824)

        The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $164 million at December 31, 2001 and December 31, 2000 relates primarily to net operating losses that are limited by Internal Revenue Code Section 382 as a result of the acquisition of Keystone Holdings, Inc. (the "Keystone Transaction").

        As a result of the Keystone Transaction, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Deposit Insurance Corporation ("FDIC"), which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FRF"). These amounts are considered payments in lieu. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "FSLIC taxable income," which is then offset by utilizable net operating losses to compute the benefit due to the FRF.

        As a result of the acquisition of Bank United, the Company and certain of its affiliates are also parties to another agreement with the FRF, which provides that one-third of the sum of federal and state tax benefits (as computed in accordance with the original acquisition agreement), attributable to the Company's utilization of certain tax loss carryovers of Bank United are to be paid by the Company to the FRF. The obligation to share tax benefit utilization will continue through 2003.

        Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

	December 31, 2001
	Federal	State
	(in millions)
Expiring in:
2002	$-	$536
2004	195	-
2005	787	-
2006	33	-
2008	23	-

Total	$1,038	$536

        Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2001		2000		1999
	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income
	(dollars in millions)
Income taxes computed at statutory rates	$1,509	35.00%	$1,044	35.00%	$1,009	35.00%
Tax effect of:
State income tax, net of federal tax benefit	99	2.29	93	3.12	122	4.24
Payments in lieu	-	-	46	1.54	34	1.18
Valuation allowance change from prior year	-	-	(75)	(2.51)	(45)	(1.57)
Other	(29)	(0.66)	(23)	(0.78)	(53)	(1.85)

Total	$1,579	36.63	$1,085	36.37	$1,067	37.00

Note 13: Commitments and Contingencies

        The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. These include actions which are or purport to be class actions, some of which seek large damage awards. Nevertheless, in the opinion of management, none of the pending litigation matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

        As part of the administration and oversight of the Assistance Agreement and other agreements among American Savings Bank, F.A. ("ASB"), certain of its affiliates, Bank United Holdings and the FDIC, the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

        The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit financially from it.

        Unfunded commitments to extend credit totaled $29.63 billion at December 31, 2001 and $13.03 billion at December 31, 2000. In order to meet the needs of its customers, Washington Mutual also issues direct-pay, standby and other letters of credit. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Washington Mutual holds collateral to support letters of credit when deemed necessary. At December 31, 2001 and 2000, outstanding letters of credit issued by Washington Mutual totaled $434 million and $327 million.

        Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings
	(in millions)
Year ending December 31,
2002	$230	$46	$8
2003	211	32	8
2004	185	14	8
2005	155	-	8
2006	115	-	6
Thereafter	376	-	51

Total	$1,272	$92	$89

Note 14: Redeemable Preferred Stock

        In August 1999, Bank United Corp. issued 2,000,000 shares of 8% Corporate Premium Income Equity Securities ("PIES") for a price of $50 per Corporate PIES or $100 million in aggregate. As a result of the Bank United Corp. merger on February 9, 2001, each Bank United PIES was converted into a Washington Mutual PIES with an estimated fair value of $102 million. Each of the Corporate PIES consists of a purchase contract for shares of Company common stock and a share of redeemable preferred stock. At December 31, 2001 all of the 2,000,000 authorized shares were issued and outstanding.

        The purchase contract obligates the holder of the Corporate PIES to purchase shares of Company common stock in August 2002. Upon purchase of the common stock, the holder of the Corporate PIES must remit $50 per Corporate PIES owned in exchange for shares of the Company's common stock and one Contingent Payment Rights Certificate(1)  for each 1.3 shares of Washington Mutual Common stock the holder is obligated to purchase. The number of shares of common stock ultimately issued to the holder will depend on the average closing price of the common stock over a 20-day trading period preceding the time of purchase.

        The redeemable preferred stock, which has a liquidation preference of $50 per share and certain voting rights, may be redeemed at the option of the Company on or after October 16, 2002 at 100% of its liquidation preference and is subject to mandatory redemption in full in August 2004. The redeemable preferred stock will be pledged to the Company to secure the holders' obligation to purchase the common stock under the purchase contract. The Company makes quarterly payments consisting of dividends equal to 7.25% per annum of the $50 liquidation preference and contract adjustment payments payable by the Company equal to 0.75% per annum of the stated amount until August 16, 2002.

(1)
"Contingent Payment Rights Certificate" means a certificate representing a partial beneficial ownership interest in the Bank United Litigation Contingent Payment Rights Trust, a Delaware trust established by Bank United Corp. to receive Bank United Corp.'s portion of the proceeds, if any, realized from the litigation filed by Bank United Corp., its indirect subsidiary Bank United, and Hyperion Partners L.P. against the United States in the U.S. Court of Federal Claims on July 25, 1995, for alleged failure of the United States to adhere to its agreement to waive or forbear from enforcing certain provisions concerning regulatory capital requirements.

Note 15:    Earnings Per Share

        On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50 percent stock dividend. The dividend was paid on May 15, 2001 to shareholders of record as of April 30, 2001. All prior share and per share amounts have been restated to reflect the stock split.

        Information used to calculate EPS was as follows:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions, except per share amounts)
Net income
Income before extraordinary item	$2,732	$1,899	$1,817
Accumulated dividends on preferred stock	(7)	-	-

Income before extraordinary item attributable to common stock	2,725	1,899	1,817
Extraordinary item	382	-	-

Net income attributable to common stock	$3,107	$1,899	$1,817

Weighted average shares
Basic weighted average number of common shares outstanding	850,245,345	801,261,983	858,978,416
Dilutive effect of potential common shares from:
Stock options	8,468,825	3,432,612	2,851,131
Premium Income Equity Securities	1,345,817	-	-
Trust Preferred Income Equity Redeemable SecuritiesSM	4,597,881	-	-

Diluted weighted average number of common shares outstanding	864,657,868	804,694,595	861,829,547

Basic earnings per common share
Income before extraordinary item	$3.20	$2.37	$2.12
Extraordinary item	0.45	-	-
Net income	3.65	2.37	2.12
Diluted earnings per common share
Income before extraordinary item	3.15	2.36	2.11
Extraordinary item	0.44	-	-
Net income	3.59	2.36	2.11

        Weighted average options to purchase an additional 3,712,976, 10,773,446 and 6,780,110 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the business combination with Keystone Holdings, Inc. (the parent of ASB), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in an escrow for the benefit of the general and limited partners of Keystone Holdings Inc., the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At December 31, 2001, the conditions were not met, and, therefore, the shares were not included in the above computations.

Note 16:    Comprehensive Income

        The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
1999
Unrealized loss on securities:
Net unrealized losses on securities available for sale arising during the year	$(1,243)	$(493)	$(750)
Reclassification of net losses on securities available for sale included in net income	9	3	6
Amortization of market adjustment for MBS transferred in 1997 from available-for-sale to held-to-maturity	(17)	(7)	(10)

Net unrealized losses	(1,251)	(497)	(754)
Minimum pension liability adjustment	10	4	6

Other comprehensive loss	$(1,241)	$(493)	$(748)

2000
Unrealized gain on securities:
Net unrealized gains on securities available for sale arising during the year	$1,004	$384	$620
Reclassification of net losses on securities available for sale included in net income	2	1	1
Amortization of market adjustment for MBS transferred in 1997 from available-for-sale to held-to-maturity	(8)	(3)	(5)

Net unrealized gains	998	382	616
Minimum pension liability adjustment	6	2	4

Other comprehensive income	$1,004	$384	$620

2001
Unrealized loss on securities:
Net unrealized gains on securities available for sale arising during the year	$409	$156	$253
Reclassification of net gains on securities available for sale included in net income	(705)	(268)	(437)
Net unrealized gains on cash flow hedging instruments	5	2	3
Amortization of market adjustment for MBS transferred in 1997 from available-for-sale to held-to-maturity	(12)	(5)	(7)

Net unrealized losses	(303)	(115)	(188)
Minimum pension liability adjustment	(2)	(1)	(1)

Other comprehensive loss	$(305)	$(116)	$(189)

        The following table presents cumulative other comprehensive income balances:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains on Cash Flow Hedging Instruments	Amortization Adjustment for MBS Transferred in 1997	Minimum Pension Liability Adjustment	Cumulative Other Comprehensive Income (Loss)
	(in millions)
BALANCE, December 31, 1998	$44	$-	$43	$(13)	$74
Net change	(744)	-	(10)	6	(748)

BALANCE, December 31, 1999	(700)	-	33	(7)	(674)
Net change	621	-	(5)	4	620

BALANCE, December 31, 2000	(79)	-	28	(3)	(54)
Net change	(184)	3	(7)	(1)	(189)

BALANCE, December 31, 2001	$(263)	$3	$21	$(4)	$(243)

Note 17:    Regulatory Capital Requirements and Dividend Restrictions

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a statutory framework that increased the importance of meeting applicable capital requirements. FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors. The federal banking agencies (including the FDIC and the OTS) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage capital ratio is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.

        Under these same regulations, an institution is treated as adequately capitalized if its ratio of total capital to risk-weighted assets is 8.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 4.00% or more, its leverage capital ratio is 4.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. Additionally, any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

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

        The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2001
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total capital to risk-weighted assets	$12,873	10.93%	$9,418	8.00%		$11,773	10.00%
Tier 1 capital to risk-weighted assets	10,592	9.00	4,709	4.00		7,064	6.00
Tier 1 capital to adjusted total assets (leverage)	10,592	5.18	8,173	4.00	(1)	10,216	5.00
Tangible capital to tangible assets (tangible equity)	10,591	5.18	3,065	1.50		n.a.	n.a.
WMB
Total capital to risk-weighted assets	2,234	12.08	1,479	8.00		1,849	10.00
Tier 1 capital to risk-weighted assets	2,008	10.86	740	4.00		1,109	6.00
Tier 1 capital to average assets (leverage)	2,008	6.45	1,246	4.00	(1)	1,557	5.00
WMBfsb
Total capital to risk-weighted assets	88	12.78	55	8.00		69	10.00
Tier 1 capital to risk-weighted assets	79	11.53	28	4.00		41	6.00
Tier 1 capital to adjusted total assets (leverage)	79	7.30	43	4.00	(1)	54	5.00
Tangible capital to tangible assets (tangible equity)	79	7.30	16	1.50		n.a.	n.a.

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

	December 31, 2000
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total capital to risk-weighted assets	$9,763	11.36%	$6,873	8.00%		$8,591	10.00%
Tier 1 capital to risk-weighted assets	8,942	10.40	3,436	4.00		5,155	6.00
Tier 1 capital to adjusted total assets (leverage)	8,942	5.81	6,158	4.00	(1)	7,698	5.00
Tangible capital to tangible assets (tangible equity)	8,941	5.81	2,309	1.50		n.a.	n.a.
WMB
Total capital to risk-weighted assets	2,241	11.24	1,595	8.00		1,994	10.00
Tier 1 capital to risk-weighted assets	2,023	10.15	798	4.00		1,196	6.00
Tier 1 capital to average assets (leverage)	2,023	5.83	1,388	4.00	(1)	1,735	5.00
WMBfsb
Total capital to risk-weighted assets	83	12.10	55	8.00		69	10.00
Tier 1 capital to risk-weighted assets	76	11.14	27	4.00		41	6.00
Tier 1 capital to adjusted total assets (leverage)	76	6.97	44	4.00	(1)	55	5.00
Tangible capital to tangible assets (tangible equity)	76	6.97	16	1.50		n.a.	n.a.

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

        Management believes that WMBFA, WMB and WMBfsb individually met all capital adequacy requirements, as of December 31, 2001, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage capital ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well capitalized status of WMBFA, WMB and WMBfsb.

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

        OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. WMBFA and WMBfsb, as subsidiaries of a savings and loan holding company, must file an application with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

        Our retained earnings at December 31, 2001 included a pre-1988 thrift bad debt reserve for tax purposes of $2.06 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, we will incur a federal income tax liability, at the then prevailing corporate tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, our ability to pay dividends in excess of current earnings may be limited.

Note 18: Stock-Based Compensation Plans

  Stock Option Plans

        On March 8, 1984, the Company's stockholders approved the adoption of the 1983 incentive stock option plan, providing for the award of incentive stock options or nonqualified stock options to certain officers of the Company at the discretion of the Board of Directors. On April 19, 1994, the Company's shareholders approved the adoption of the 1994 stock option plan, which was subsequently amended and restated as of February 15, 2000 (the "1994 Plan") in which the right to purchase common stock of WMI may be granted to officers, directors, consultants and advisers of the Company. The 1994 Plan is generally similar to the 1983 plan, which terminated according to its terms in 1993. The 1994 Plan does not affect any options granted under the 1983 plan.

        Under the 1994 Plan, the exercise price of the option must at least equal the market value per share of WMI's common stock on the date of the grant. The 1994 Plan originally provided for the granting of options for a maximum of 27 million common shares. During 2000, the Board of Directors approved an increase in the maximum number of common shares available for grant to 45 million.

  WAMU Shares

        On September 16, 1997, December 15, 1998 and February 13, 2001, the Company's Board of Directors approved the adoption of broad-based stock option plans called "WAMU Shares." These plans provide for awards of nonqualified stock options to all eligible employees who were employed by the Company on September 1, 1997, January 4, 1999 and February 12, 2001.

        Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of WMI common stock. All grants were made using the fair market value of WMI's common stock on designated dates, and all options vest two years after the award date.

        For each plan, the award date, number of options per employee and maximum number of options was as follows:

	WAMU Shares	WAMU Shares II	WAMU Shares III
Award date	September 1, 1997	January 4, 1999	February 12, 2001
Number of options per employee:
Full-time	225	150	150
Part-time	113	75	75
Maximum number of options	4,950,000	4,950,000	5,064,000

        Stock options under all stock plans were generally exercisable on a phased-in schedule over one to three years, depending upon the terms of the grant, and expire three to ten years from the grant date. Options to purchase 17,889,901 and 15,067,550 shares of common stock were fully exercisable at December 31, 2001 and 2000.

        Stock options granted, exercised, or forfeited were as follows:

	Number of Option Shares	Weighted Average Exercise Price of Option Shares	Weighted Average Fair Value Per Share of Options at Date of Grant
Balance, December 31, 1998	19,918,841	$20.07
Granted in 1999	9,460,250	19.12	$6.34
Exercised in 1999	(3,049,040)	9.72
Forfeited in 1999	(3,197,179)	24.75
Grants in connection with acquisitions	2,389,175	8.95

Balance, December 31, 1999	25,522,047	19.29
Granted in 2000	8,061,278	32.20	10.18
Exercised in 2000	(2,565,754)	21.09
Forfeited in 2000	(1,087,912)	21.94

Balance, December 31, 2000	29,929,659	23.30
Granted in 2001	16,714,087	31.96	9.66
Exercised in 2001	(11,073,699)	18.37
Forfeited in 2001	(1,800,219)	28.36
Grants in connection with acquisitions	6,563,589	16.31

Balance, December 31, 2001	40,333,417	26.87

        The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions:

Year Ended December 31,
	2001	2000	1999
Annual dividend yield	2.33% - 2.58%	2.37% - 2.57%	2.24% - 2.45%
Expected volatility	31.03 - 35.66	30.46 - 34.26	27.51 - 31.61
Risk free interest rate	3.50 - 4.91	5.11 - 6.71	4.54 - 6.29
Granted options expected life	5 – 7 years	5 – 7.25 years	4 – 5 years

        Financial data pertaining to outstanding stock options were as follows:

December 31, 2001
Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Years	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$ 5.52 - $19.93	9,055,356	6.19	$15.01	7,237,520	$14.52
20.32 - 29.95	8,253,279	5.40	24.60	8,127,376	24.62
30.36 - 30.91	10,727,817	9.96	30.79	1,500	30.36
31.27 - 42.08	12,296,965	7.42	33.72	2,523,505	33.39

	40,333,417		26.87	17,889,901	21.77

  Employee Stock Purchase Plan

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

  SFAS No. 123: Accounting for Stock-Based Compensation

        The Company measures its employee stock-based compensation arrangements under the provisions of the AICPA Accounting Principles Board Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans and its ESPP. Had compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
	(dollars in millions, except per share amounts)
Net income attributable to common stock
Basic:
As reported	$3,107	$1,899	$1,817
Pro forma	3,079	1,880	1,803
Diluted:
As reported	3,107	1,899	1,817
Pro forma	3,079	1,880	1,803
Net income per common share
Basic:
As reported	$3.65	$2.37	$2.12
Pro forma	3.62	2.35	2.10
Diluted:
As reported	3.59	2.36	2.11
Pro forma	3.56	2.34	2.09

  Equity Incentive Plan

        The Equity Incentive Plan (previously named the Restricted Stock Plan) permits grants of restricted stock, and awards denominated in units of stock ("performance shares"), with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The maximum aggregate number of shares of stock that may be issued is 18,112,683, and the maximum aggregate number of shares that may be issued subject to awards that vest solely on continuous service is 9,000,000. Restricted stock and units of stock accrue dividends. All canceled or forfeited shares become available for future grants.

        Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. Under the Equity Incentive Plan, the Company granted 536,169, 1,026,735 and 712,340 shares of restricted stock in 2001, 2000 and 1999. The balance of unearned compensation related to these restricted shares as of December 31, 2001 was $22 million.

        Performance shares awarded generally vest at the end of a three-year period, and the actual shares delivered can range from zero to 250% of the shares awarded, depending on the degree to which the performance objectives are met. Under the plan, the target number of performance shares awarded was 423,027 and 344,955 in 2001 and 2000. The value of performance shares awarded is determined annually based on the Company's operating performance, as defined in the plan, and compensation expense is recognized over the vesting period.

        The total compensation expense recognized for the Equity Incentive Plan was $27 million in 2001, $21 million in 2000, and $9 million in 1999.

  Bank United Plans

        In connection with the acquisition of Bank United Corp., the Company assumed the Bank United Corp. 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2000 Stock Incentive Plan (collectively the "Bank United Plans"), under which incentive options and nonqualified options to purchase common stock, restricted common stock and other performance awards, may be granted to officers, employees and consultants. Options under the Bank United Plans generally expire ten years from the date of grant, and vest over varying periods that were determined at grant. All options granted under the Bank United Plans included a limited stock appreciation right, which entitle the holder to surrender the vested and exercisable option for cash following the closing of an acquisition. With the Company's acquisition of Bank United Corp., the Company assumed approximately 6.6 million options to purchase Bank United Corp. common stock, which were converted into options to purchase Washington Mutual, Inc. common stock. During 2001, approximately 6.2 million of the options assumed were exercised.

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

Note 19:    Employee Benefits Programs

  Pension Plan

        Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. The Pension Plan's assets consist mostly of mutual funds and equity securities.

        Changes in the projected benefit obligation were as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
Benefit obligation, beginning of year	$711	$604
Actuarial loss	52	67
Interest cost	53	51
Service cost	29	26
Benefits paid	(47)	(53)
Amendments	-	16

Benefit obligation, end of year	$798	$711

        Changes in Pension Plan assets were as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
Fair value of assets, beginning of year	$719	$786
Actual return on assets	(5)	(14)
Benefits paid	(47)	(53)
Employer contribution	87	-

Fair value of assets, end of year	$754	$719

        Reconciliations of funded status were as follows:

	Year Ended December 31,
	2001	2000
	(in millions)
Funded status	$(44)	$8
Unrecognized net loss	194	82
Unamortized prior service cost	(1)	(4)
Remaining unamortized, unrecognized net asset	(1)	(2)

Prepaid benefit cost	$148	$84

        Net periodic expense for the Pension Plan was as follows:

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Interest cost	$53	$51	$45
Service cost	29	26	31
Expected return on assets	(55)	(61)	(62)
Amortization of prior service credit	(4)	(4)	(5)
Recognized net actuarial loss	1	-	1
Curtailment gain	-	-	(3)

Net periodic expense	$24	$12	$7

        Weighted average assumptions used in accounting for the Pension Plan were as follows:

	Year Ended December 31,
	2001	2000	1999
Assumed discount rate	7.25%	7.75%	7.75%
Assumed rate of compensation increase	5.50	6.00	5.15
Expected return on assets	8.00	8.00	8.56

  Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies, has assumed responsibility for nonqualified, noncontributory unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers, and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans are generally based on years of service. Benefits under the outside directors' retirement plans generally are payable for a period equal to the participants' service on the Board of Directors, with a lifetime benefit payable to participants with 15 or more years of service.

        The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible retired employees and dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services.

        Changes in the benefit obligation were as follows:

	Year Ended December 31,
	2001		2000
	Nonqualified Defined Benefit Plans	Other Postretirement Benefits	Nonqualified Defined Benefit Plans	Other Postretirement Benefits
	(in millions)
Benefit obligation, beginning of year	$98	$29	$99	$30
Interest cost	8	2	7	2
Actuarial (gain) loss	5	-	1	(1)
Service cost	-	1	-	1
Benefits paid	(9)	(3)	(9)	(3)

Benefit obligation, end of year	$102	$29	$98	$29

        For measurement of the net periodic cost of other postretirement benefit plans, a 5.00% annual increase in the medical care trend rate was assumed for 2001 and thereafter. The assumed discount rate was 7.25% for 2001 and 7.75% for 2000 and 1999.

  Account Balance Plans

        Savings Plans.    The Company sponsors a retirement savings and investment plan (the "RSIP") for all eligible employees that allows participants to make contributions by salary deduction equal to 19% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. The Company's matching contributions and any profit sharing contributions made to employees vest based on years of service.

        Company contributions to savings plans were $65 million, $41 million and $39 million in 2001, 2000 and 1999, respectively.

        Other Account Balance Plans.    The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

Note 20:    Derivative Financial Instruments

        The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net interest income. These instruments include interest rate swaps, interest rate caps and collars, interest rate corridors, swaptions, forward sales agreements and options. The contract or notional amount of a derivative, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the parties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

        These derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. As of December 31, 2001 and 2000, the Company's credit risk amount related to derivative financial instruments totaled $784 million and $175 million, respectively. The Company controls the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis.

        As of December 31, 2001, other comprehensive income included $35 million of deferred net losses on derivative instruments that are expected to be reclassified as earnings during the next twelve months along with the effects of the forecasted transactions being hedged. The maximum elapsed time before the occurrence of all forecasted transactions that the Company is hedging is two years.

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

        Fair value estimates were determined for existing financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include premises and equipment, net tax assets, real estate held for investment, foreclosed assets and intangible assets. In addition, the value of the servicing rights for loans sold in which the MSR has not been capitalized was excluded from the valuation. Deposit intangibles were also excluded from the fair value estimates. Finally, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

        Assets and liabilities whose carrying amounts approximate fair value include cash and cash equivalents, available-for-sale securities, investment in FHLBs, checking accounts, savings accounts and MMDAs, and federal funds purchased and commercial paper.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2001 and 2000:

        Investment in FHLBs – The carrying amount represented fair value. FHLB stock does not have a readily determinable fair value and is required to be sold back at its par value.

        Available-for-sale and held-to-maturity securities – Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

        Loans held for sale – Fair values were derived from quoted market prices, internal estimates and pricing of similar instruments.

        Loans held in portfolio – Loans were priced using an option-adjusted cash flow valuation methodology. Fair values were derived from quoted market prices, internal estimates and the pricing of similar instruments.

        MSR – The fair value of MSR was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. The fair value estimates exclude the value of the servicing rights for loans sold in which the MSR has not been capitalized.

        Deposits – The fair value of checking accounts, savings accounts and MMDAs was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using an option-adjusted cash flow methodology. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles were not included in the valuation.

        Other financial liabilities – These liabilities include federal funds purchased, commercial paper, repurchase agreements and other borrowings. These were valued using an option-adjusted cash flow methodology. The discount rate for the respective financial liabilities was derived from the rate currently offered on similar borrowings. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments. The fair value of purchased floors and caps embedded in repurchase agreements was determined using dealer quotations, when available.

        Advances from FHLBs – These were valued using an option-adjusted cash flow methodology. The discount rate was derived from the rate currently offered on similar borrowings.

        Trust preferred securities – Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities.

        Redeemable preferred stock – Fair values were based on quoted market prices.

        Derivative financial instruments – The estimated fair value of these financial instruments was determined based on broker quotes, an internal analysis based on the quoted market prices or rates for the same or similar instruments, or was estimated using an internal analysis based on current market prices adjusted for various risk factors and market volatility.

        The estimated fair value of the Company's financial instruments was as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Held-to-maturity securities	$-	$-	$16,565	$16,486
Loans held for sale	23,842	23,842	3,404	3,447
Loans held in portfolio	131,587	133,531	118,612	117,689
MSR	6,241	6,266	1,017	1,125
Financial Liabilities:
Time deposits	36,962	37,202	34,418	34,539
Repurchase agreements	39,447	39,280	29,756	29,596
Advances from FHLBs	61,182	61,091	57,855	57,951
Trust preferred securities	1,699	1,694	943	888
Other borrowings	10,877	11,311	8,987	9,070
Redeemable preferred stock	102	73	-	-
Derivative Financial Instruments:
Interest rate swaps	215	215	-	94
Interest rate caps, collars and corridors	-	-	11	16
Swaptions	119	119	-	-
Rate lock commitments	3	3	-	2
Forward sales agreements	274	274	-	8
Put options	19	19	-	-

Note 22:    Financial Information — WMI

        The following WMI (parent company only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Interest Income
Notes receivable from subsidiaries	$38	$34	$12
Other interest income	1	1	14

Total interest income	39	35	26
Interest Expense
Notes payable to subsidiaries	93	49	49
Other borrowings	130	163	106

Total interest expense	223	212	155

Net interest expense	(184)	(177)	(129)
Provision for loan and lease losses	1	1	-

Net interest expense after provision	(185)	(178)	(129)
Noninterest Income
Other income	6	5	10

Total noninterest income	6	5	10
Noninterest Expense
Compensation and benefits	28	28	16
Transaction-related expense	-	-	12
Other expense	74	34	19

Total noninterest expense	102	62	47

Net loss before income tax benefit, dividends from subsidiaries and equity in undistributed income of subsidiaries	(281)	(235)	(166)
Income tax benefit	111	105	65
Dividends from subsidiaries	1,642	784	1,140
Equity in undistributed earnings of subsidiaries	1,642	1,245	778

Net Income	$3,114	$1,899	$1,817

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2001	2000
	(in millions)
Assets
Cash and cash equivalents	$1,391	$388
Available-for-sale securities	11	6
Loans	4	5
Accounts and notes receivable from subsidiaries	765	363
Investment in subsidiaries	15,850	12,479
Other assets	553	280

Total assets	$18,574	$13,521

Liabilities
Notes payable to subsidiaries	$1,333	$567
Other borrowings	2,436	2,400
Other liabilities	640	388

Total liabilities	4,409	3,355
Redeemable preferred stock	102	-
Stockholders' Equity	14,063	10,166

Total liabilities, redeemable preferred stock, and stockholders' equity	$18,574	$13,521

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in millions)
Cash Flows from Operating Activities
Net income	$3,114	$1,899	$1,817
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	1	1	-
Increase in income taxes receivable	-	65	80
Equity in undistributed earnings of subsidiaries	(1,642)	(1,245)	(778)
(Increase) decrease in other assets	(273)	(147)	117
Increase (decrease) in other liabilities	368	(134)	466

Net cash provided by operating activities	1,568	439	1,702
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8)	-	-
Sales of available-for-sale securities	2	-	-
Principal payments on available-for-sale securities	-	-	4
Origination of loans, net of principal payments	1	327	(287)
(Increase) decrease in notes receivable from subsidiaries	(401)	(232)	82
Investment in subsidiaries	(3,676)	(404)	(2,052)
Dividends received from subsidiaries	1,642	784	1,140

Net cash provided (used) by investing activities	(2,440)	475	(1,113)
Cash Flows from Financing Activities
Proceeds (repayments) of notes payable to subsidiaries	765	1	(108)
Proceeds from other borrowings	138	596	846
Common stock issued	197	88	84
Common stock warrants issued, net	398	-	-
Common stock issued for acquisitions	1,389	-	207
Repurchase of common stock, net	(231)	(869)	(1,082)
Cash dividends paid	(781)	(626)	(570)

Net cash provided (used) by financing activities	1,875	(810)	(623)

Increase (decrease) in cash and cash equivalents	1,003	104	(34)
Cash and cash equivalents, beginning of year	388	284	318

Cash and cash equivalents, end of year	$1,391	$388	$284

Note 23:    Operating Segments

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

        The Banking and Financial Services Group ("Banking & FS") offers a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. In addition to traditional banking products, Banking & FS offers investment management and securities brokerage services, and distributes annuity products through the Company's subsidiaries and affiliates. The group's services are offered through multiple delivery channels, including financial centers, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

        The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, sells, securitizes and services the Company's SFR mortgage assets. These mortgage loans may either be retained in the Company's portfolio, sold or securitized. The group's loan products are made available to consumers through various distribution channels, which include retail home loan centers, financial centers, correspondent financial institutions, prime and specialty wholesale home loan centers, consumer direct contact through call centers, and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, the Home Loans Group manages the activities of the Company's captive reinsurance programs.

        The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance. The Specialty Finance Group provides real estate secured financing primarily for multi-family properties. Commercial real estate lending and residential builder construction finance are also part of the group's secured financing activities. Syndicated lending, asset-based financing and mortgage banker financing are also part of the lending activities conducted by this group. This group offers commercial banking services through Washington Mutual Bank and Washington Mutual Bank, FA and conducts a consumer finance business through Washington Mutual Finance.

        The Corporate Support/Treasury & Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's legal, accounting, human resources and community reinvestment functions. Also reported in this category are the net impact of transfer pricing for loan and deposit balances, the difference between the normalized provision for loan and lease losses for the operating segments and the Company's provision, the effects of inter-segment allocations of financial hedge gains and losses, and the elimination of inter-segment noninterest income and noninterest expense. The inter-segment allocation process includes elements that allow MSR interest rate risk to be hypothetically managed at the segment level with techniques that may differ, in some respects, with the actual techniques used for enterprise-level interest rate risk management.

        Financial highlights by operating segment were as follows:

	Year Ended December 31, 2001
	Banking and Financial Services	Home Loans and Insurance Services		Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$2,265	$2,143		$984	$1,484	$6,876
Provision for loan and lease losses	86	137		199	153	575
Noninterest income	1,778	1,481	(1)	77	(709)	2,627
Noninterest expense	2,406	1,343		256	612	4,617
Income taxes	596	792		228	(37)	1,579
Extraordinary item, net of tax	-	-		-	382	382

Net income	$955	$1,352		$378	$429	$3,114

Total average loans	$12,570	$107,123		$28,224	$397	$148,314
Total average assets	16,465	147,710		29,193	32,205	225,573
Total average deposits	83,375	7,882		2,609	2,656	96,522
	Year Ended December 31, 2000
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,898	$1,628	$734	$51	$4,311
Provision for loan and lease losses	65	101	148	(129)	185
Noninterest income	1,403	548	43	(10)	1,984
Noninterest expense	1,967	607	190	362	3,126
Income taxes	482	558	165	(120)	1,085

Net income	$787	$910	$274	$(72)	$1,899

Total average loans	$9,315	$86,045	$22,382	$-	$117,742
Total average assets	12,014	124,180	22,655	28,723	187,572
Total average deposits	78,074	1,212	192	798	80,276
	Year Ended December 31, 1999
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/ Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,714	$1,410	$703	$625	$4,452
Provision for loan and lease losses	23	27	117	-	167
Noninterest income	1,135	302	43	29	1,509
Noninterest expense	2,036	582	164	128	2,910
Income taxes	300	419	175	173	1,067

Net income	$490	$684	$290	$353	$1,817

(1)
Includes a $1.49 billion allocation of pretax financial hedge gains transferred from the Corporate Support/Treasury & Other category.

Note 24:    Subsequent Event

        On January 4, 2002, the Company completed the acquisition of Dime. In connection with this acquisition, Washington Mutual obtained 9.33% Capital Securities, Series A (the "Trust Preferred Securities"), which were issued by Dime Capital Trust I ("Dime Capital"). As a result of the acquisition, Dime Capital, which was a wholly-owned subsidiary of Dime, became a wholly-owned subsidiary of WMI.

        In May 1997, Dime Capital issued $200 million of the Trust Preferred Securities, which are due May 6, 2027. In connection with Dime Capital's issuance of these securities, Dime issued to Dime Capital $206 million principal amount of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures due 2027"). The Series A Subordinated Debentures due 2027 are and will be the sole assets of Dime Capital. The carrying value of the Trust Preferred Securities, net of unamortized issuance costs, was $152 million at December 31, 2001 and 2000.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

        Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$3,525	$3,690	$3,936	$3,914
Interest expense	1,498	1,874	2,263	2,555

Net interest income	2,027	1,816	1,673	1,359
Provision for loan and lease losses	200	200	92	82
Noninterest income	334	738	805	750
Noninterest expense	1,331	1,154	1,119	1,013

Income before income taxes and extraordinary item	830	1,200	1,267	1,014
Income taxes	295	443	469	373

Income before extraordinary item	535	757	798	641
Extraordinary item	307	75	-	-

Net income	$842	$832	$798	$641

Net income attributable to common stock	$840	$830	$796	$640

Basic earnings per common share(1):
Income before extraordinary item	$0.62	$0.88	$0.93	$0.77
Extraordinary item	0.36	0.09	-	-

Net income	0.98	0.97	0.93	0.77

Diluted earnings per common share(1):
Income before extraordinary item	0.62	0.85	0.91	0.76
Extraordinary item	0.35	0.09	-	-

Net income	0.97	0.94	0.91	0.76

Common stock price per share(1):
High	39.10	42.69	39.39	36.50
Low	28.56	35.03	32.78	29.38
Cash dividends declared per common share	0.24	0.23	0.22	0.21

(1)
All prior per share amounts have been restated to reflect the 3-for-2 stock split paid on May 15, 2001.

	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$3,632	$3,485	$3,362	$3,304
Interest expense	2,531	2,451	2,270	2,220

Net interest income	1,101	1,034	1,092	1,084
Provision for loan and lease losses	53	47	44	41
Noninterest income	550	511	500	423
Noninterest expense	822	785	775	744

Income before income taxes	776	713	773	722
Income taxes	279	260	282	264

Net income	$497	$453	$491	$458

Net income attributable to common stock	$497	$453	$491	$458

Net income per common share(1):
Basic	$0.63	$0.57	$0.61	$0.55
Diluted	0.62	0.57	0.61	0.55
Common stock price per share(1):
High	37.25	27.04	21.75	18.00
Low	25.25	20.13	16.42	14.54
Cash dividends declared per common share	0.20	0.19	0.19	0.18

(1)
All prior per share amounts have been restated to reflect the 3-for-2 stock split paid on May 15, 2001.

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188.)
3.2†	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP.
3.3†	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series H.
3.4	Bylaws of the Company, as amended (filed herewith).
4.1
Rights Agreement dated December 20, 2000 between Registration and Mellon Investor Services, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188.)
4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company's Registration Statement on Form S-3. File No. 333-63976.)
4.4
Form of Warrant Agreement, among Dime Bancorp, EquiServe Trust Company, N.A. and EquiServe Limited Partnership, pertaining to the Litigation Tracking Warrants. (Incorporated by reference to Dime Bancorp, Inc.'s Registration Statement on Form 8-A filed on December 15, 2000. File No. 0-32125.)
4.5	Agreement Concerning Litigation Tracking Warrants™ and Replacement Warrant Agent dated January 4, 2002 (filed herewith).
10.1	Intentionally omitted.
10.2*	Lease Agreement between Third and University Limited Partnership and Washington Mutual Savings Bank, dated September 1, 1988.
10.3
Escrow Agreement, dated December 20, 1996, by and among the Company, Keystone Holdings Partners, L.P., the Federal Deposit Insurance Corporation as manager of the FSLIC Resolution Fund, and The Bank of New York. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 1997. File No. 0-25188.)
10.4
364-Day Credit Agreement by and among the Company, Washington Mutual Finance Corporation, The Chase Manhattan Bank as Administrative Agent, and certain lenders. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. File No. 0-25188.)
10.5
Four-Year Credit Agreement by and among the Company, Washington Mutual Finance Corporation (formerly known as Aristar, Inc.), The Chase Manhattan Bank as Administrative Agent, and certain lenders. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188.)

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.6-10.73)
10.6†	Washington Mutual 1994 Stock Option Plan As Amended and Restated as of February 15, 2000.
10.6.1†	First Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000.
10.6.2	Second Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000 (filed herewith).
10.7	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as Amended and Restated as of January 16, 2001 (filed herewith).
10.8*	Washington Mutual Employees' Stock Purchase Program.
10.8.1†	Amendment to the Washington Mutual Employees' Stock Purchase Program.
10.8.2†	Amendment to the Washington Mutual Employees' Stock Purchase Program.
10.8.3	Fourth Amendment to the Washington Mutual Employees' Stock Purchase Program. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1998. File No. 0-25188.)
10.8.4†	Third Amendment to the Washington Mutual Employees' Stock Purchase Program.
10.8.5†	Second Amendment to the Washington Mutual Employees' Stock Purchase Program.
10.8.6	Amendment to the Washington Mutual Employee Stock Purchase Program (filed herewith).
10.9
Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1998. File No. 0-25188.)
10.9.1†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.2†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.3†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.4†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.5	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.10*	Washington Mutual Employee Service Award Plan.
10.11***	Supplemental Employee's Retirement Plan for Salaried Employees of Washington Mutual.
10.12***	Washington Mutual Supplemental Executive Retirement Accumulation Plan.
10.13†	Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.1†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.2†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.

10.13.3†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.4	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.14	Washington Mutual Deferred Compensation Plan for Directors and Certain Highly Compensated Employees as Amended and Restated Effective April 17, 2001 (filed herewith).
10.15†	Washington Mutual Bonus and Incentive Plan for Executive Officers and Senior Management as Amended and Restated Effective January 1, 1999.
10.16**	Employment Contract of Kerry K. Killinger.
10.17**	Employment Contract for Executive Officers.
10.18	Form of Employment Contract for Senior Vice Presidents. (Incorporated by reference to the Washington Mutual, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. File No. 0-25188.)
10.19
The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994). (Incorporated by reference to the Quarterly Report of Great Western Financial Corporation ("Great Western"), on Form 10-Q for the quarter ended September 30, 1994. File No. 001-04075.)
10.19.1
Amendment No. 1996-1 to the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.19.2
Form of Director Stock Option Agreement. (Incorporated by reference to Great Western's Registration Statement on Form S-8 Registration No. 33-21469 pertaining to Great Western's 1988 Stock Option and Incentive Plan.)
10.19.3	Form of Director Stock Option Agreement effective January 3, 1994. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 001-04075.)
10.20
Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1991. File No. 001-04075.)
10.20.1
Amendment to Great Western Financial Corporation Directors' Senior Officers' and basic Deferred Compensation Plans (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1994. File No. 001-04075.)
10.20.2
Amendment No. 2 to Directors' Deferred Compensation Plan 1992 Restatement. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. File No. 001-04075.)
10.20.3
Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.21	Great Western Financial Corporation Umbrella Trust for Directors. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989. File No. 001-04075.)

10.21.1
Amendment No. 1996-1 to Umbrella Trust for Directors, dated December 16, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.21.2
Omnibus Amendment 1995-1 to the Umbrella Trusts replacing the Finance Committee of the Board of Directors with the Compensation Committee of the Board of Directors as administrator of the plans. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. File No. 001-04075.)
10.22	Restated Retirement Plan for Directors. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)
10.23	Employee Home Loan Program. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)
10.23.1
Amendment No. 1996-1 to Employee Home Loan Program, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.24
Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, the Umbrella Trust for Directors as amended December 10, 1996, and the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.25	H.F. Ahmanson & Company 1984 Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1984. File No. 1-08930.)
10.25.1	Amendment to H.F. Ahmanson & Company 1984 Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.26	H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.27	H.F. Ahmanson & Company 1998 Directors' Stock Incentive Plan, as amended. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.28	H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.29	1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.29.1
First Amendment to 1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.29.2
Second Amendment to 1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)

10.30	Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.30.1
First Amendment to Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.30.2
Second Amendment to Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.31	Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.31.1	First Amendment to Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.32
Supplemental Executive Retirement Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.32.1
First Amendment to Supplemental Executive Retirement Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.33
Senior Supplemental Executive Retirement Plan of H.F. Ahmanson and Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.34	Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.34.1
First Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.34.2
Second Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.35
Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.36	H.F. Ahmanson & Company Supplemental Long Term Disability Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.37
Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.37.1
First Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)

10.37.2
Second Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.38	Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form10-K for the year ended December 31, 1996. File No. 1-08930.)
10.38.1
First Amendment to Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.39
Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.39.1
First Amendment to Outside Director Retirement Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.40
Amended Form of Indemnity Agreement between H.F. Ahmanson & Company and directors and executive officers. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.41	Board of Directors Retirement Plan of Coast. (Incorporated by reference to the Current Report of Coast Savings Financial Inc. ("Coast") on Form 8-K dated September 1, 1989. File No. 1-10264.)
10.42	Form of Post-Retirement Compensation Arrangement of Coast. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-10264.)
10.43
Amended and Restated Executive Supplemental Retirement Plan of Coast, dated February 28, 1996. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-10264.)
10.44	Long Beach Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to the Long Beach Financial Corporation's Registration Statement on Form S-1. File No. 333-22013)
10.45	Bank United Corp. ("Bank United") 1996 Stock Incentive Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.46	Bank United 1999 Stock Incentive Plan (filed herewith).
10.47	Bank United 2000 Stock Incentive Plan (filed herewith).
10.48	Bank United Director Stock Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.48.1
Bank United Director Stock Plan, Amended and Restated as of March 16, 2000. (Incorporated by reference to Bank United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. File No. 0-21017.)
10.49
Dime Bancorp, Inc. ("Dime") Stock Incentive Plan, as amended by an amendment effective April 27, 1994 (the "Stock Incentive Plan") (incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995 (File No. 33-88552)), as amended by an Amendment, effective September 19, 1997, to the Stock Incentive Plan (incorporated by reference to Dime's 1997 10-K).

10.50
Dime 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock Incentive Plan") (incorporated by reference to Dime's Registration Statement on Form S-8 filed on May 24, 1996 (File No. 333-04477)), as amended by (i) an Amendment, effective as of October 1, 1996, to the 1991 Stock Incentive Plan (incorporated by reference to Dime's 1996 10-K), (ii) an Amendment, effective September 19, 1997, to the 1991 Stock Incentive Plan (incorporated by reference to Dime's 1997 10-K), (iii) an Amendment, effective as of March 27, 1998, to the 1991 Stock Incentive Plan (incorporated by reference to Dime's 1998 10-K), and (iv) an Amendment, effective June 25, 1998, to the 1991 Stock Incentive Plan (incorporated by reference to Dime's 1998 10-K).
10.50.1	Amendment to Dime's 1991 Stock Incentive Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.51
Dime Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"), as amended effective April 27, 1994 (incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995 (File No. 33-88560)), as amended by an Amendment, effective September 19, 1997, to the Outside Directors Plan (incorporated by reference to Dime's 1997 10-K).
10.52
The Dime Savings Bank of New York, FSB ("DSB") Deferred Compensation Plan, as amended by the First Amendment through the Fourth Amendment thereof (incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K") (File No. 001-13094)), as amended by an Amendment to DSB's Deferred Compensation Plan, effective May 18, 2000 (incorporated by reference to Amendment No. 11 to the Schedule 14d-9, Solicitation / Recommendation Statement, filed on May 19, 2000 (the "14d-9 Amendment No. 11") (File No. 005-48389)).
10.53
Deferred Compensation Plan for Board Members of DSB (the "DSB Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (incorporated by reference to Dime's 1997 10-K), as amended by an Amendment to the DSB Director Deferred Compensation Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).
10.54
Benefit Restoration Plan of DSB (the "Benefit Restoration Plan"), amended and restated effective as of October 1, 1996 (incorporated by reference to Dime's 1996 10-K), as amended by an Amendment to the Benefit Restoration Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).
10.54.1	Amendment to the Benefit Restoration Plan, effective December 20, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.55
Retainer Continuation Plan for Independent Directors of DSB (the "Retainer Continuation Plan") (incorporated by reference to DSB's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on September 16, 1994 as Exhibit A to Dime's Report on Form 8-K dated that date (File No. 001-13094)), as amended by (i) an Amendment, effective as of January 13, 1995, to the Retainer Continuation Plan (incorporated by reference to Dime's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 001-13094)), (ii) an Amendment, effective as of December 31, 1996, to the Retainer Continuation Plan (incorporated by reference to Dime's 1996 10-K),(iii) an Amendment, effective March 1, 1997, to the Retainer Continuation Plan (incorporated by reference to Dime's 1996 10-K), (iv) an Amendment, effective July 24, 1997, to the Retainer Continuation Plan (incorporated by reference to Dime's 1997 10-K), and (v) an Amendment to the Retainer Continuation Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).

10.56
Key Executive Life Insurance/Death Benefit Plan of DSB, amended and restated effective as of April 1, 1999 (the "Key Life Plan"), as amended by and Amendment, effective as of April 1, 1999 (incorporated by reference to Dime's 1999 10-K), as amended by an Amendment to the Key Life Plan, effective May 18, 2000 (incorporated by reference the 14d-9 Amendment No. 11).
10.57
Dime 1990 Stock Option Plan (formerly Anchor Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995 (incorporated by reference to Exhibit 4.1 to Dime's Registration Statement on Form S-8, filed on January 18, 1995 (File No. 33-88554)).
10.68
Dime 1992 Stock Option Plan (formerly Anchor Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan") (incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995 (File No. 33-88556)), as amended by (i) an Amendment, effective June 1, 1996, to the 1992 Stock Option Plan (incorporated by reference to Dime's 1996 10-K), (ii) an Amendment, effective September 19, 1997, to the 1992 Stock Option Plan (incorporated by reference to Dime's 1997 10-K), and (iii) an Amendment, effective as of March 27, 1998, to the 1992 Stock Option Plan (incorporated by reference to Dime's 1998 10-K).
10.58
Dime Supplemental Executive Retirement Plan (the "SERP"), amended and restated effective as of December 2, 1997 (incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective January 29, 1998, to the SERP (incorporated by reference to Dime's 1997 10-K), (ii) an Amendment, effective June 24, 1999, to the SERP (incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the SERP, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).
10.58.1	Amendment to Dime's SERP, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.59
Dime Voluntary Deferred Compensation Plan (the "Voluntary Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (incorporated by reference to Exhibit 10.36 to the 1997 10-K), as amended by an Amendment to the Voluntary Deferred Compensation Plan, effective May 18, 2000 (incorporated by reference to Exhibit (e)(12) to the 14d-9 Amendment No. 11).
10.59.1
Amendment to the Dime Voluntary Deferred Compensation Plan, effective November 14, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.60
Dime Voluntary Deferred Compensation Plan for Directors (the "Bancorp Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (incorporated by reference to Dime's 1998 10-K), (ii) an Amendment, effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).
10.61
Dime Officer Incentive Plan (the "Officer Incentive Plan"), as amended and restated effective as of July 24, 1997 (incorporated by reference Dime's 1997 10-K), as amended by (i) an Amendment, effective as of January 1, 1998, to the Officer Incentive Plan (incorporated by reference to Dime's 1998 10-K), (ii) an Amendment, effective as of January 1, 2000, to the Officer Incentive Plan (incorporated by reference to Dime's 1999 10-K); and (iii) an Amendment to the Officer Incentive Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).

10.62
Dime Senior Officer Incentive Plan ("Senior Officer Incentive Plan"), effective April 30, 1998 (incorporated by reference to Dime's 1998 10-K), as amended by an Amendment to the Senior Officer Incentive Plan, effective May 18, 2000 (incorporated by reference to the 14d-9 Amendment No. 11).
10.62.1
Amendment to the Dime Senior Officer Incentive Plan, effective as of January 1, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.62.2	Amendment to the Dime Senior Officer Incentive Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.63
Anchor Savings Bank FSB Supplemental Executive Retirement Plan, assumed by Dime. (Incorporated by reference to the Anchor Bancorp Annual Report on Form 10-K for the fiscal year ended June 30, 1992. File No. 33-37720.)
10.64	Dime 1997 Stock Incentive Plan for Outside Directors, as amended and restated effective March 27, 1998 (the "1997 Outside Director Plan") (incorporated by reference to Dime's 1998 10-K).
10.64.1	Amendment to the Dime 1997 Outside Director Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.65
Dime Incentive Stock Option Plan, effective as of October 15, 1997 (incorporated by reference to Dime's Amendment No. 1 to the Registration Statement on Form S-4 on Form S-8, filed on October 15, 1997 (File No. 333-35565) ).
12.(a)	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
21.	List of Subsidiaries of the Registrant (filed herewith).
23.	Consent of Deloitte & Touche LLP (filed herewith).

*
Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1994. File No. 0-25188.

**
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. File No. 0-25188.

***
Incorporated by reference to the Company's. Annual Report on Form 10-K for the year ended December 31, 1996. File No. 0-25188.

†
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. File No. 1-14667.

  Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H.F. Ahmanson & Company, a California corporation, File No. 1-7108.

QuickLinks

WASHINGTON MUTUAL, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Business
  Properties
  Legal Proceedings
  Submission of Matters to a Vote of Security Holders
PART II
  Market for our Common Stock and Related Security Holder Matters
  Five-Year Summary of Selected Financial Data
  Financial Statements and Supplementary Data
  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
  Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF INCOME
STATEMENTS OF FINANCIAL CONDITION
STATEMENTS OF CASH FLOWS
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES SUPPLEMENTARY DATA
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS DESCRIPTION