Form 10-Q
period 2002-03-31
WASHINGTON MUTUAL INC
filed 2002-05-15
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1653725 (I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

(206) 461-2000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares outstanding of the issuer's classes of common stock as of April 30, 2002:

Common Stock–974,256,098(1)

(1) Includes 18,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Statements of Income — Three Months Ended March 31, 2002 and 2001	1
	Consolidated Statements of Financial Condition — March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Stockholders' Equity and Comprehensive Income — Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Summary Financial Data	14
	Cautionary Statements	15
	Overview	15
	Critical Accounting Policies	16
	Earnings Performance	16
	Review of Financial Condition	23
	Off-Balance Sheet Activities	27
	Asset Quality	28
	Operating Segments	32
	Liquidity	33
	Capital Adequacy	34
	Market Risk Management	35
	Maturity and Repricing Information	40
Item 3.	Market Risk Management	35
PART II	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 6.	Exhibits and Reports on Form 8-K	44

        The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2001 Annual Report on Form 10-K.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in millions, except per share amounts)
Interest Income
Loans	$2,854	$2,811
Available-for-sale ("AFS") securities	947	1,032
Other interest and dividend income	82	71

Total interest income	3,883	3,914
Interest Expense
Deposits	648	887
Borrowings	839	1,668

Total interest expense	1,487	2,555

Net interest income	2,396	1,359
Provision for loan and lease losses	175	82

Net interest income after provision for loan and lease losses	2,221	1,277
Noninterest Income
Depositor and other retail banking fees	361	279
Securities fees and commissions	82	72
Insurance income	47	20
Single-family residential ("SFR") mortgage banking income	393	273
Portfolio loan related income	65	32
Loss from sale of other AFS securities	(298)	(49)
Other income	157	123

Total noninterest income	807	750
Noninterest Expense
Compensation and benefits	690	416
Occupancy and equipment	288	184
Telecommunications and outsourced information services	139	106
Depositor and other retail banking losses	50	30
Amortization of goodwill	–	29
Amortization of other intangible assets	25	7
Professional fees	55	37
Advertising and promotion	44	32
Other expense	238	172

Total noninterest expense	1,529	1,013

Income before income taxes	1,499	1,014
Income taxes	549	373

Net Income	$950	$641

Net Income Attributable to Common Stock	$948	$640

Net income per common share:
Basic	$1.00	$0.77
Diluted	0.98	0.76
Dividends declared per common share	0.25	0.21
Basic weighted average number of common shares outstanding	947.7	827.1
Diluted weighted average number of common shares outstanding	963.2	837.1

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2002	December 31, 2001
	(dollars in millions)
Assets
Cash and cash equivalents	$8,052	$6,044
Available-for-sale securities, total amortized cost of $68,552 and $58,783:
Encumbered	43,705	38,649
Unencumbered	23,593	19,700

	67,298	58,349
Loans held for sale	23,317	23,842
Loans held in portfolio	146,364	132,991
Allowance for loan and lease losses	(1,621)	(1,404)

Total loans held in portfolio, net of allowance for loan and lease losses	144,743	131,587
Mortgage servicing rights ("MSR")	7,955	6,241
Investment in Federal Home Loan Banks ("FHLBs")	4,317	3,873
Goodwill	5,970	1,981
Other assets	13,571	10,589

Total assets	$275,223	$242,506

Liabilities
Deposits:
Noninterest-bearing deposits	$21,836	$22,441
Interest-bearing deposits	107,174	84,741

Total deposits	129,010	107,182
Federal funds purchased and commercial paper	4,018	4,690
Securities sold under agreements to repurchase ("repurchase agreements")	44,789	39,447
Advances from FHLBs	61,734	61,182
Other borrowings	14,238	12,576
Other liabilities	3,204	3,264

Total liabilities	256,993	228,341
Redeemable preferred stock	102	102
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 973,589,865 and 873,089,120 shares issued and outstanding	–	–
Capital surplus — common stock	6,950	3,178
Accumulated other comprehensive loss	(655)	(243)
Retained earnings	11,833	11,128

Total stockholders' equity	18,128	14,063

Total liabilities, redeemable preferred stock, and stockholders' equity	$275,223	$242,506

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Capital Surplus — Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2000	809.8	$1,425	$(54)	$8,795	$10,166
Comprehensive income:
Net income	–	–	–	641	641
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	288	–	288
Minimum pension liability adjustment	–	–	(1)	–	(1)
Net unrealized loss on cash flow hedging instruments	–	–	(62)	–	(62)

Total comprehensive income	–	–	–	–	866
Cash dividends declared on common stock	–	–	–	(168)	(168)
Cash dividends declared on redeemable preferred stock	–	–	–	(1)	(1)
Common stock issued for acquisitions	63.9	1,389	–	–	1,389
Common stock issued	3.5	84	–	–	84

BALANCE, March 31, 2001	877.2	$2,898	$171	$9,267	$12,336

BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,128	$14,063
Comprehensive income:
Net income	–	–	–	950	950
Other comprehensive income, net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(480)	–	(480)
Minimum pension liability adjustment	–	–	(2)	–	(2)
Net unrealized gain on cash flow hedging instruments	–	–	70	–	70

Total comprehensive income	–	–	–	–	538
Cash dividends declared on common stock	–	–	–	(243)	(243)
Cash dividends declared on redeemable preferred stock	–	–	–	(2)	(2)
Common stock issued for acquisitions	96.4	3,685	–	–	3,685
Common stock issued	4.1	87	–	–	87

BALANCE, March 31, 2002	973.6	$6,950	$(655)	$11,833	$18,128

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in millions)
Cash Flows from Operating Activities
Net income	$950	$641
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	175	82
Gain from mortgage loans	(251)	(187)
Loss (gain) from securities	296	(70)
Gain on extinguishment of repurchase agreements	(74)	–
Depreciation and amortization	679	257
MSR (recovery) impairment	(45)	63
Stock dividends from FHLBs	(18)	–
Origination and purchases of loans held for sale, net of principal payments	(44,790)	(13,948)
Proceeds from sales of loans held for sale	54,440	9,694
(Increase) decrease in other assets	(61)	2,898
Decrease in other liabilities	(531)	(639)

Net cash provided (used) by operating activities	10,770	(1,209)
Cash Flows from Investing Activities
Purchases of securities	(30,685)	(8,296)
Proceeds from sales of mortgage-backed securities ("MBS")	3,604	3,087
Proceeds from sales and maturities of other available-for-sale securities	15,884	7,765
Principal payments on securities	2,879	1,994
Purchases of investment in FHLBs	(1)	–
Origination and purchases of loans, net of principal payments	(1,667)	(2,155)
Proceeds from sales of foreclosed assets	67	60
Net cash used for acquisitions	(2,215)	(6,175)
Purchases of premises and equipment, net	(126)	(192)

Net cash used by investing activities	$(12,260)	$(3,912)
Cash Flows from Financing Activities
Increase in deposits	6,804	5,662
Deposits sold	(147)	–
(Decrease) increase in short-term borrowings	(5,267)	7,535
Proceeds from long-term borrowings	13,367	1,830
Repayments of long-term borrowings	(3,842)	(10,785)
Proceeds from advances from FHLBs	17,874	24,066
Repayments of advances from FHLBs	(25,125)	(22,751)
Cash dividends paid on preferred and common stock	(245)	(169)
Other	79	74

Net cash provided by financing activities	3,498	5,462

Increase in cash and cash equivalents	2,008	341
Cash and cash equivalents, beginning of period	6,044	2,622

Cash and cash equivalents, end of period	$8,052	$2,963

Noncash Activities
Loans exchanged for MBS	$944	$545
Real estate acquired through foreclosure	102	93
Loans originated to facilitate the sale of foreclosed assets	3	3
Loans held in portfolio transferred to loans held for sale	383	–
Cash Paid During the Period for
Interest on deposits	524	803
Interest on borrowings	814	1,775
Income taxes	934	128

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Business Combinations

        The business combinations consummated by Washington Mutual, Inc., and its consolidated subsidiaries (the "Company"), during 2001 and 2002 have been accounted for using the purchase method, and, accordingly, the total purchase price of each acquisition was allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the transaction. The excess purchase price over the fair values is recorded as goodwill. Results of operations for the business combinations are included from the date of acquisition.

        On January 4, 2002, the Company acquired by merger Dime Bancorp, Inc. ("Dime") for a total purchase price of approximately $5.2 billion, which included approximately $1.5 billion in cash and approximately 96.4 million shares of common stock. For purposes of this merger, Washington Mutual's common stock was valued at $37.74 per share, which represented the average price of Washington Mutual common stock for the five day trading period from June 21-27, 2001. This acquisition resulted in the recognition of goodwill of approximately $4 billion. This amount, as well as the estimated fair values assigned to the assets received and liabilities assumed, may change as certain estimates and contingencies are finalized. At January 4, 2002, the book value of Dime's assets was approximately $27.9 billion.

        The Company acquired Dime to create a broad-based platform for its retail banking operations in the greater New York metropolitan area. With the addition of the mortgage operations of Dime's subsidiary, North American Mortgage Company, the Company enhanced its position as one of the nation's leading mortgage lending franchises.

        During the first quarter of 2002, the Company recorded a restructuring liability of $125 million related to the acquisition of Dime. This liability includes a reserve of approximately $100 million for severance and other costs related to the Company's announced plan to eliminate approximately 2,900 Dime positions. The majority of these reductions are the result of eliminating redundant headquarters and back office positions. The remainder of the restructuring liability primarily consists of disposition costs related to exiting leasehold and other contractual obligations of Dime. The restructuring liability was recorded as an adjustment to goodwill.

        Utilization of the restructuring liability during the quarter included $37 million of severance paid and $2 million of disposition charges related to other contractual obligations. Approximately 90 Dime employees have been terminated through March 31, 2002.

        The fair value of the net assets acquired in the Dime acquisition is as follows:

January 4, 2002
(in millions)
Assets:
Cash and due from banks	$497
Securities	1,359
Investments in FHLB	427
Loans held for sale	5,577
Loans held in portfolio, net	16,103
Goodwill	3,953
MSR	926
Other intangible assets	223
Other assets	2,133

Total assets	$31,198

Liabilities:
Deposits	$15,171
Borrowings	10,125
Other liabilities	703

Total liabilities	25,999

Net assets acquired	$5,199

        Other intangible assets is a core deposit intangible with an estimated useful life of 7 years. None of the goodwill balance is expected to be deductible for tax purposes.

    Unaudited Pro Forma Combined Financial Data Reflecting the Dime Acquisition

        The unaudited pro forma combined amounts presented below give effect to the merger with Dime as if it had been consummated on January 1, 2001. As the acquisition occurred on January 4, 2002, the pro forma combined information for the first quarter of 2002 would not be materially different than the actual results for that quarter and, therefore, is not presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

Three Months Ended March 31, 2001
(in millions, except per share amounts)
Net interest income	$1,523
Provision for loan and lease losses	99
Noninterest income	945
Noninterest expense	1,209
Income taxes	422
Net income	738
Net income attributable to common stock	737
Weighted average number of common shares outstanding
Basic	923.5
Diluted	933.5
Net income per common share
Basic	$0.80
Diluted	0.79

        In addition to the acquisition of Dime, the Company acquired certain operating assets of HomeSide Lending, Inc. ("HomeSide") on March 1, 2002 for approximately $1.2 billion in cash. With this acquisition, the Company acquired approximately $1 billion in loans held for sale and a servicing technology platform valued at approximately $52 million. This acquisition resulted in the recognition of goodwill of approximately $3 million.

Note 2:    Earnings Per Share

        On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50 percent stock dividend. The dividend was paid on May 15, 2001 to shareholders of record as of April 30, 2001. All prior share and per share amounts have been restated to reflect the stock split.

        Information used to calculate earnings per share ("EPS") was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions, except per share amounts)
Net income
Net income	$950	$641
Accumulated dividends on preferred stock	(2)	(1)

Net income attributable to common stock	$948	$640

Weighted average shares
Basic weighted average number of common shares outstanding	947.7	827.1
Dilutive effect of potential common shares from:
Stock options	8.6	9.2
Premium Income Equity SecuritiesSM	1.3	0.8
Trust Preferred Income Equity Redeemable SecuritiesSM	5.6	–

Diluted weighted average number of common shares outstanding	963.2	837.1

Net income per common share
Basic	$1.00	$0.77
Diluted	0.98	0.76

        Weighted average options to purchase an additional 5,447,421 and 10,299,800 shares of common stock were outstanding at March 31, 2002 and 2001, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, Inc., the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2002, the conditions were not met, and, therefore, the shares were not included in the above computations.

Note 3:    Mortgage Banking Activities

        Changes in the portfolio of loans serviced with MSR were as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Balance, beginning of period	$378,383	$79,335
SFR:
Additions through acquisitions	49,242	123,742
Other additions	65,431	19,005
Loan payments and other	(33,699)	(9,832)
Net change in commercial real estate loan servicing portfolio	18	–

Balance, end of period	$459,375	$212,250

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Balance, beginning of period	$6,241	$1,017
SFR:
Additions through acquisitions	926	2,143
Other additions	1,222	483
Amortization	(479)	(124)
Impairment adjustment	45	(63)
Net change in commercial real estate MSR	–	–

Balance, end of period(1)	$7,955	$3,456

(1)
At March 31, 2002 and 2001, aggregate MSR fair value was $7.98 billion and $3.60 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Balance, beginning of period	$1,714	$12
Additions (recoveries)	(45)	63

Balance, end of period	$1,669	$75

        During the first quarter of 2002, the weighted average life of the Company's MSR was approximately five years. Amortization expense for the gross carrying value of MSR at March 31, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$1,436
2003	1,661
2004	1,251
2005	1,003
2006	825
2007	687
After 2007	2,761

Gross carrying value of MSR	9,624
Less: valuation allowance	1,669

Net carrying value of MSR	$7,955

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience, that were used to determine amortization expense for the first quarter of 2002. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in long-term interest rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 4:    Goodwill and Intangible Assets

        The results for the quarter ended March 31, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment at the reporting unit level as of the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. A reporting unit represents an operating segment or a component of an operating segment. The Company has identified four reporting units for purposes of impairment testing.

        For each reporting unit, the Company has performed a transitional impairment test on its goodwill using a discounted cash flow model and determined that the fair value of the Company's net assets exceeded the recorded book value at January 1, 2002. Therefore, no impairment loss was recorded for the period ending March 31, 2002. On an ongoing basis (absent any impairment indicators), the Company expects to perform a goodwill impairment test during the third quarter of each year.

        Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$1,499	$1,014
Add back: goodwill previously amortized	–	29

Income before income taxes, excluding amortization of goodwill	1,499	1,043
Income tax expense	(549)	(376)

Net income, excluding amortization of goodwill	950	667
Redeemable preferred stock dividends	(2)	(1)

Adjusted net income attributable to common stock	$948	$666

Basic earnings per share:
Net income, as reported	$1.00	$0.77
Goodwill amortization, net of tax	–	0.03
Adjusted net income	1.00	0.80
Diluted earnings per share:
Net income, as reported	$0.98	$0.76
Goodwill amortization, net of tax	–	0.03
Adjusted net income	0.98	0.79

        Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by reporting unit were as follows:

	March 31, 2002
			Specialty Finance
	Banking and Financial Services	Home Loans and Insurance Services	WM Finance	Commercial Lending	Total
	(in millions)
Balance at January 1, 2002	$436	$1,179	$59	$307	$1,981
Additions related to Dime and HomeSide	2,416	823	–	716	3,955
Other	34	–	–	–	34

Balance at March 31, 2002	$2,886	$2,002	$59	$1,023	$5,970

        During the first quarter of 2002, the Company also acquired $223 million of core deposit intangible assets and $3 million of other intangible assets as a result of the acquisitions of Dime and HomeSide.

        Intangible asset balances (excluding MSR) as of March 31, 2002 were:

	March 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in millions)
Core deposit intangible	$633	$272	$361	8.5 years
Intangibles related to acquired branches(1)	488	304	184	13.5 years
Other intangible assets	5	1	4	7 years

Total intangible assets	$1,126	$577	$549

(1)
Represents intangible assets as defined by SFAS No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions.

        The Company has no identifiable intangible assets with indefinite useful lives.

        Total amortization expense for core deposit intangible, intangible assets related to branch acquisitions, and other intangible assets was $25 million during the first quarter of 2002. Amortization expense for the net carrying amount of intangible assets at March 31, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$76
2003	95
2004	76
2005	72
2006	70
2007	70
After 2007	90

$549

Note 5:    Operating Segments

        The Company has identified three major operating segments for the purpose of management reporting: Banking and Financial Services, Home Loans and Insurance Services and Specialty Finance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. The Company continues to enhance its segment reporting process methodologies. These methodologies are based on the Company's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge off ratio for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; and (3) the utilization of an activity-based costing approach to measure allocations of operating expenses between the segments. Changes to the operating segment structure and to certain performance measurement methodologies were made during the latter part of 2001 and the first quarter of 2002. Accordingly, results for the prior period have been restated to conform to these changes.

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

        The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, sells, securitizes and services the Company's SFR mortgage loans. These mortgage assets may either be retained in the Company's portfolio, sold or securitized. The group's loan products are made available to consumers through various distribution channels, which include retail home loan centers, financial centers, correspondent financial institutions, prime and specialty wholesale home loan centers, consumer direct contact through call centers, and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, the Home Loans Group manages the Company's captive private mortgage reinsurance activities.

        The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance. The Specialty Finance Group provides real estate secured financing primarily for multi-family properties. Commercial real estate lending, residential builder construction finance and mortgage banker financing are also part of the group's secured financing activities. This group offers commercial banking services through Washington Mutual Bank and Washington Mutual Bank, FA and conducts a consumer finance business through Washington Mutual Finance.

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

        Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2002
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$748	$789	$299	$560	$2,396
Provision for loan and lease losses	46	61	68	–	175
Noninterest income	510	399(1)	23	(125)	807
Noninterest expense	686	498	78	267	1,529
Income taxes	199	243	66	41	549

Net income	$327	$386	$110	$127	$950

Average loans	$19,273	$124,772	$30,621	$104	$174,770
Average assets	23,539	163,948	32,013	64,708	284,208
Average deposits	104,175	10,624	2,698	6,355	123,852
	Three Months Ended March 31, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$538	$440	$219	$162	$1,359
Provision for loan and lease losses	19	36	65	(38)	82
Noninterest income	385	308	15	42	750
Noninterest expense	569	221	59	164	1,013
Income taxes	127	187	42	17	373

Net income	$208	$304	$68	$61	$641

Average loans	$11,830	$98,317	$26,428	$282	$136,857
Average assets	14,965	142,667	27,200	27,932	212,764
Average deposits	79,974	3,261	1,750	2,661	87,646

(1)
Includes a $116 million allocation of pretax financial hedge losses transferred from the Corporate Support/Treasury & Other category for the three months ended March 31, 2002.

Note 6:    Recently Adopted Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements constitutes a normal part of our asset and liability management strategy. As encouraged by this pronouncement, we applied the provisions of SFAS No. 145 related to the treatment of debt extinguishments as of January 1, 2002. Accordingly, the gain from the liquidation of repurchase agreements in the amount of $74 million ($46 million net of tax), is now recorded as a component of other noninterest income.

Financial Review

Summary Financial Data

	Three Months Ended March 31
	2002	2001
	(dollars in millions, except per share amounts)
Income Statement Data
Net interest income	$2,396	$1,359
Provision for loan and lease losses	175	82
Noninterest income	807	750
Noninterest expense	1,529	1,013
Income before income taxes	1,499	1,014
Net income	950	641
Net income attributable to common stock	948	640
Net income per common share(1):
Basic	1.00	0.77
Diluted	0.98	0.76
Diluted weighted average number of common shares used to calculate earnings per share (in thousands)(1)	963,242	837,125
Cash dividends declared per common share(1)	0.25	0.21
Common stock dividend payout ratio(2)	25.00%	27.27%
Return on average assets	1.34	1.21
Return on average common stockholders' equity	20.68	22.34
Net interest margin	3.74	2.65
Efficiency ratio, excluding amortization of other intangible assets	46.96	46.33	(3)
Efficiency ratio, including amortization of other intangible assets	47.75	48.04	(4)

(1)
Restated for all stock splits.
(2)
Based on net income per basic common share and post-business combination dividends declared per common share.
(3)
Excludes amortization of goodwill.
(4)
Includes amortization of goodwill.

	March 31,
	2002	2001
	(in millions)
Balance Sheet Data
Average loans	$174,770	$136,857
Average assets	284,208	212,764
Average deposits	123,852	87,646
Average common stockholders' equity	18,347	11,456

Cautionary Statements

        This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others:

  •
  changes in general business and economic conditions may significantly affect our earnings;

  •
  our inability to effectively manage the volatility of our mortgage banking business could adversely affect our earnings;

  •
  our inability to effectively integrate the operations and personnel of companies we have acquired could adversely affect our earnings and financial condition;

  •
  the concentration of operations in California could adversely affect our operating results if the California economy or real estate market declines;

  •
  competition from other financial services companies in our markets could adversely affect our ability to achieve our financial goals; and

  •
  changes in the regulation of financial services companies could adversely affect our business.

Overview

        Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. We accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities, cash management, and deposit services. We originate, sell and service specialty mortgage finance loans and provide direct installment loans and related credit insurance services and purchase retail installment contracts. We also market annuities and other insurance products, offer full service securities brokerage services, and act as the investment advisor to, and the distributor of, mutual funds.

        During the first quarter of 2002, the Company completed two acquisitions. On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. ("Dime"). This acquisition added approximately $31 billion to our asset base, and increased our deposit base by approximately $15 billion. On March 1, 2002, we acquired for cash, certain operating assets of HomeSide Lending, Inc. ("HomeSide"). HomeSide was the U.S. mortgage unit of the National Australia Bank Limited ("National"). We will subservice HomeSide's mortgage servicing portfolio which was approximately $176 billion as of the date of acquisition. National retained ownership of HomeSide's mortgage servicing rights, along with the related hedges and certain other assets and liabilities.

        The acquisition of Dime contributed significantly to the growth in our mortgage lending business, and accordingly, resulted in significant increases in our mortgage servicing rights ("MSR") and loan servicing portfolio. The Dime acquisition contributed $926 million to the growth in the balance of MSR, which increased from $6,241 million at December 31, 2001 to $7,955 million at March 31, 2002 and the loan servicing portfolio with MSR, which increased from $378,383 million at December 31, 2001 to $459,375 million at March 31, 2002. Substantially all of the increase in the loan subservicing portfolio, which increased from a de minimus level at December 31, 2001 to $170,760 million at March 31, 2002, was a result of the HomeSide acquisition.

        Variances in the amounts reported on the Statements of Income between the quarter ended March 31, 2002 and the comparable period in 2001 are partially attributable to the results from the aforementioned acquisitions as well as the acquisitions of Fleet Mortgage Corp., Bank United Corp. and the mortgage operations of The PNC Financial Services Group, Inc. These acquisitions were accounted for as purchase transactions. Consequently, the results of those operations are included from the date of acquisition.

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our MSR, the methodology for the determination of our allowance for loan and lease losses and the valuation of certain derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 and Note 5 to the Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Earnings Performance

    Net Interest Income

        Net interest income increased $1,037 million, or 76% for the quarter ended March 31, 2002 compared with the same period in 2001. A majority of the increase in net interest income was due to a significant improvement in the net interest margin. The net interest margin was 3.74% for the quarter ended March 31, 2002 compared with 2.65% for the same period in 2001. The increase in the margin was largely due to significantly lower wholesale borrowing rates during the quarter, as compared with the same period in 2001. Since our wholesale borrowing rates are closely correlated with interest rate policy changes made by the Federal Reserve and reprice more quickly to current market rates than our interest-earning assets, the margin benefited from the Federal Reserve's 325 basis point reduction in the Federal Funds rate, which declined from 5.00% in March 2001 to 1.75% in March 2002. An increase in average interest-earning assets, a major portion of which resulted from the addition of the Dime loan portfolio and the mortgage banking operations of Dime and Fleet Mortgage Corp. ("Fleet"), also contributed to the growth in net interest income.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2002			2001
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Interest-earning assets:
Loans(1)(2):
Single-family residential ("SFR")	$114,792	6.07%	$1,741	$91,167	7.67%	$1,749
Specialty mortgage finance(3)	10,406	9.59	249	7,471	10.23	191

Total SFR	125,198	6.36	1,990	98,638	7.87	1,940
SFR construction(4)	2,498	6.62	41	2,445	8.92	54
Second mortgage and other consumer:
Banking subsidiaries	14,478	6.84	246	8,796	9.03	197
Washington Mutual Finance	2,557	16.66	104	2,510	16.88	106
Commercial business	5,647	5.52	77	3,776	8.76	82
Commercial real estate:
Multi-family	17,552	6.35	279	16,578	8.30	344
Other commercial real estate	6,840	6.82	117	4,114	8.59	88

Total loans	174,770	6.54	2,854	136,857	8.22	2,811
Mortgage-backed securities ("MBS")(5)	25,248	5.39	340	53,909	7.10	957
Investment securities and other(5)	55,157	5.04	689	9,552	6.14	146

Total interest-earning assets	255,175	6.11	3,883	200,318	7.82	3,914
Noninterest-earning assets:
MSR	7,006			2,834
Goodwill	5,401			1,351
Other	16,626			8,261

Total assets	$284,208			$212,764

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$23,873	2.76	$163	$6,399	1.83	$29
Savings accounts and money market deposit accounts ("MMDAs")	36,179	1.57	140	34,899	4.08	351
Time deposit accounts	42,033	3.33	345	35,609	5.77	507

Total interest-bearing deposits	102,085	2.57	648	76,907	4.68	887
Borrowings:
Securities sold under agreements to repurchase ("repurchase agreements")	53,450	1.62	213	31,043	6.02	461
Advances from Federal Home Loan Banks ("FHLBs")	65,302	2.63	423	63,747	6.08	956
Federal funds purchased and commercial paper	5,565	1.83	25	5,094	5.84	73
Other	14,156	5.10	178	10,370	6.98	178

Total interest-bearing liabilities	240,558	2.51	1,487	187,161	5.53	2,555

Noninterest-bearing sources:
Noninterest-bearing deposits	21,767			10,739
Other liabilities	3,536			3,408
Stockholders' equity	18,347			11,456

Total liabilities and stockholders' equity	$284,208			$212,764

Net interest spread and net interest income		3.60	$2,396		2.29	$1,359

Impact of noninterest-bearing sources		0.14			0.36
Net interest margin		3.74			2.65

(1)
Nonaccrual loans were included in the average loan amounts outstanding.
(2)
Interest income for loans includes amortization of net deferred loan origination costs of $55 million and $25 million for the three months ended March 31, 2002 and 2001.
(3)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(4)
Includes custom construction loans to the intended occupant of a house to finance the house's construction and residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.
(5)
Yield is based on average amortized cost balances.

    Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2002	2001
	(in millions)
Depositor and other retail banking fees	$361	$279	29%
Securities fees and commissions	82	72	14
Insurance income	47	20	135
SFR mortgage banking income(1):
Loan servicing fees	540	196	176
Loan subservicing fees	15	–	–
Amortization of MSR	(479)	(124)	286
Impairment adjustment	45	(63)	–
Other, net	(62)	(20)	210

Net SFR loan servicing income (expense)	59	(11)	–
Loan related income	81	24	238
Gain from mortgage loans	251	187	34
Gain from sale of originated MBS	2	73	(97)

Total SFR mortgage banking income	393	273	44
Portfolio loan related income	65	32	103
Loss from sale of other available-for-sale ("AFS") securities	(298)	(49)	508
Other income	157	123	28

Total noninterest income	$807	$750	8

(1)
Does not include interest income on loans held for sale or the effect of custodial/escrow deposits on net interest income.

    SFR Mortgage Banking Income

        The increase in SFR loan servicing fees was mostly the result of the addition of the loan servicing portfolios of Dime and Fleet. These additions resulted in a significant increase in MSR, which grew from $3,456 million at March 31, 2001 to $7,955 million at March 31, 2002. Our loan servicing portfolio with MSR increased from $212,250 million at March 31, 2001 to $459,375 million at March 31, 2002, largely the result of these acquired portfolios.

        Total servicing portfolio by type, excluding retained MBS without MSR and owned loans, was as follows:

	March 31, 2002
	Unpaid Principal Balance		Weighted Average Servicing Fee
	(in millions)		(in basis points, annualized)
Government	$71,409		52
Agency	304,603		43
Private	82,846		52
Specialty home loans	8,183		50

Total servicing portfolio, excluding retained MBS without MSR and owned loans	$467,041	(1)	47

(1)
Includes $7.67 billion of loans serviced without MSR.

        A small increase in long-term mortgage rates during the first quarter of 2002 led to slightly lower anticipated prepayment rates, which resulted in an MSR impairment recovery of $45 million, leaving the MSR impairment reserve at $1,669 million as of March 31, 2002. Continued high volumes of actual prepayment activity during the first quarter of 2002, coupled with the growth of the MSR servicing portfolio, resulted in higher levels of MSR amortization, as compared with the first quarter of 2001.

        The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than we anticipate. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR are the discounted present value of the future net cash flows we expect to receive from our servicing portfolio. Accordingly, prepayment risk subjects our MSR to impairment risk.

        In measuring impairment of MSR, we stratify the loans in our servicing portfolio based on loan type, coupon rate and other predetermined characteristics. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its carrying value. We estimate fair value using a discounted cash flow ("DCF") model, independent third-party appraisals and management's analysis of observable data to formulate conclusions about anticipated changes in future market conditions, including interest rates. The DCF model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. The reasonableness of management's assumptions about these factors is confirmed through independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the value conclusions. At March 31, 2002, key economic assumptions and the sensitivity of the current fair value for all capitalized MSR to immediate changes in those assumptions were as follows:

	March 31, 2002
	Mortgage Servicing Rights
	Adjustable-Rate Loans	Fixed-Rate Loans
	(dollars in millions)
Fair value of capitalized MSR	$979	$6,962
Weighted-average life (in years)	3.8	5.7
Constant prepayment rate(1)	20.74%	12.96%
Impact on fair value of 25% decrease	$174	$1,023
Impact on fair value of 50% decrease	408	2,327
Impact on fair value of 100% increase	(427)	(2,444)
Impact on fair value of 200% increase	(631)	(3,422)
Future cash flows discounted at	12.77%	10.30%
Impact on fair value of 25% decrease	81	686
Impact on fair value of 50% decrease	180	1,542
Impact on fair value of 25% increase	(67)	(561)
Impact on fair value of 50% increase	(123)	(1,028)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on our risk. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

        The continuing high volume of refinancing activity allowed us to generate strong levels of salable SFR loan volume in the first quarter. Additionally, the Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value with changes in fair value recorded in gain from mortgage loans. Rate lock commitments totaled $40,608 million for the quarter ended March 31, 2002, compared with $17,496 million for the quarter ended March 31, 2001. This increase, coupled with high refinancing levels, resulted in gain from mortgage loans of $251 million during the three months ended March 31, 2002. Contributing to the $187 million gain from mortgage loans in the first quarter of 2001 was the Company's adoption of SFAS No. 133 on January 1, 2001, which had a net impact of accelerating the gain from mortgage loans by $102 million for the quarter ended March 31, 2001.

        We recorded a loss from sale of other AFS securities of $298 million in the three months ended March 31, 2002. Of this loss, $222 million represented sales of fixed-rate U.S. Government agency and treasury bonds. These securities had been acquired primarily as an economic hedge of MSR in the event that long-term mortgage interest rates declined from the levels that existed during the latter part of 2001. To partially offset the loss, we liquidated certain repurchase agreements with embedded interest rate floors, which resulted in a gain of $74 million. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements constitutes a normal part of our asset and liability management strategy. As encouraged by this pronouncement, we applied the provisions of SFAS No. 145 related to the treatment of debt extinguishments as of January 1, 2002. Accordingly, the gain from the liquidation of repurchase agreements was recorded as a component of other income. Similar gains that were recorded as extraordinary items in the third and fourth quarters of 2001 will be reclassified to other income when comparative financial statements that include those prior periods are presented.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the first quarter of 2002 was primarily due to higher collections of nonsufficient funds and other fees that mostly resulted from an increased number of noninterest bearing checking accounts in comparison to the first quarter of 2001. The number of these accounts at March 31, 2002 totaled approximately 5 million, an increase of more than 886,000 from March 31, 2001. This increase included 208,994 noninterest bearing checking accounts acquired from Dime during the first quarter of 2002.

        Insurance income increased during the quarter ended March 31, 2002 largely due to growth in our captive reinsurance programs. The Dime acquisition also contributed to an increase in revenues in optional insurance and property and casualty insurance products.

        Gain from sale of originated MBS during the first quarter of 2001 included gains from the sale of adjustable-rate mortgage ("ARM") loans that were securitized in the fourth quarter of 2000 and other MBS that were securitized in earlier periods.

        A large portion of the growth in portfolio loan related income for the quarter ended March 31, 2002 was due to increased late charges on the loan portfolio, higher loan prepayment fees as a result of the higher level of refinancing activity, and the Dime acquisition.

        Other income during the quarter ended March 31, 2001 included a gain of $27 million on the receipt of Concord EFS, Inc. stock.

    Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended March 31,
				Percentage Change
	2002		2001
	(in millions)
Compensation and benefits	$690		$416	66%
Occupancy and equipment	288		184	57
Telecommunications and outsourced information services	139		106	31
Depositor and other retail banking losses	50		30	67
Amortization of goodwill	–	(1)	29	(100)
Amortization of other intangible assets	25		7	257
Advertising and promotion	44		32	38
Postage	46		29	59
Professional fees	55		37	49
Loan expense	44		15	193
Travel and training	32		21	52
Other expense	116		107	8

Total noninterest expense	$1,529		$1,013	51

(1)
The Company adopted SFAS No. 142 on January 1, 2002, and no longer amortizes goodwill.

        The increase in the employee base compensation and benefits expense for the quarter ended March 31, 2002 over the same period a year ago was primarily due to the acquisitions of Dime, HomeSide and Fleet and the hiring of additional staff to support our expanding operations. Full-time equivalent and leased employees ("FTE") were 49,039 at March 31, 2002 compared with 33,525 at March 31, 2001. The Dime, HomeSide and Fleet acquisitions added a total of approximately 11,000 FTE.

        The increase in occupancy and equipment expense resulted primarily from increases in computer equipment maintenance and disposals, as well as from rent and depreciation on newly leased or acquired properties and equipment primarily due to recent acquisitions.

        The increase in telecommunications and outsourced information services expense was primarily attributable to higher usage of voice and data network services, outsourced data processing services, and internet services. Additionally, the Company added 134 financial centers in the first quarter of 2002 as a result of acquisitions and the opening of Occasio financial centers in new markets, which also contributed to higher telecommunications expense.

        Amortization of other intangible assets expense increased during the first quarter of 2002 primarily due to the core deposit intangible acquired in the Dime acquisition.

        The increase in depositor and other retail banking losses in the first quarter of 2002 was substantially due to higher loss levels within our noninterest bearing checking account products.

        The increase in professional fees in the first quarter of 2002 was primarily the result of higher consulting and other professional service fees from various technology projects, including the continuing development of a new loan origination platform.

        The increase in loan expenses was largely due to higher direct loan closing costs which was attributable to an overall increase in loan originations and purchases.

        The increase in other expense during the first quarter of 2002 was predominantly due to increases in business taxes, reinsurance ceding fees, office supplies, and provision for losses on delinquent FHA and VA loans repurchased from the Government National Mortgage Association ("GNMA"). Offsetting this increase was a substantial decrease in contribution expense, due to the first quarter of 2001 donation of Concord EFS, Inc. stock to the Washington Mutual Foundation.

Review of Financial Condition

        Assets.    At March 31, 2002, our assets were $275,223 million, an increase of 13% from $242,506 million at December 31, 2001. The increase was predominantly attributable to the Dime and HomeSide acquisitions.

        Securities.    Securities consisted of the following:

	March 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$44,202	$6	$(1,840)	$42,368
Other securities	441	5	(3)	443
Equity securities	142	1	(3)	140

Total investment securities	44,785	12	(1,846)	42,951
MBS:
U.S. Government and agency	16,362	398	(19)	16,741
Private issue	7,405	216	(15)	7,606

Total MBS securities	23,767	614	(34)	24,347

Total available-for-sale securities	$68,552	$626	$(1,880)	$67,298

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$30,459	$41	$(1,143)	$29,357
Other securities	256	5	(3)	258
Equity securities	171	2	(7)	166

Total investment securities	30,886	48	(1,153)	29,781
MBS:
U.S. Government and agency	17,780	441	(23)	18,198
Private issue	10,117	264	(11)	10,370

Total MBS securities	27,897	705	(34)	28,568

Total available-for-sale securities	$58,783	$753	$(1,187)	$58,349

        Our MBS portfolio declined $4,221 million to $24,347 million at March 31, 2002 from $28,568 million at December 31, 2001. This decrease was predominantly related to high prepayment activity and sales in the first quarter of 2002. Other investment securities increased $13,170 million to $42,951 million at

March 31, 2002 from $29,781 million at December 31, 2001 due to the purchase of U.S. Government agency and treasury bonds.

        Loans.    Loans held in portfolio consisted of the following:

	March 31, 2002	December 31, 2001
	(in millions)
SFR	$86,492	$82,021
Specialty mortgage finance(1)	10,544	9,821

Total SFR loans	97,036	91,842
SFR construction:
Builder(2)	1,988	2,127
Custom(3)	403	475
Second mortgage and other consumer:
Banking subsidiaries	15,046	10,462
Washington Mutual Finance	2,573	2,586
Commercial business	5,230	5,390
Commercial real estate:
Multi-family	17,228	15,608
Other commercial real estate	6,860	4,501

Total loans held in portfolio	$146,364	$132,991

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.
(3)
Represents custom construction loans to the intended occupant of a house to finance the house's construction.

        Substantially all of the increase in loans held in portfolio was due to the acquisition of Dime. This increase was partially offset by continuing high levels of prepayment activity within our SFR (excluding specialty mortgage finance) portfolio.

        Loan volume was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
SFR:
ARMs	$16,608	$7,245
Fixed rate	39,231	11,161
Specialty mortgage finance(1)	3,320	2,233

Total SFR loan volume	59,159	20,639
SFR construction:
Builder(2)	417	1,075
Custom(3)	96	122
Second mortgage and other consumer:
Banking subsidiaries	3,720	1,335
Washington Mutual Finance	452	449
Commercial business	643	756
Commercial real estate:
Multi-family	599	480
Other commercial real estate	183	180

Total loan volume	$65,269	$25,036

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents residential builder construction loans to borrowers who are in the business of acquiring land and building homes for resale.
(3)
Represents custom construction loans to the intended occupant of a house to finance the house's construction.

        Loan volume by channel was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Originated	$43,120	$20,409
Purchased/Correspondent	22,149	4,627

Total loan volume by channel	$65,269	$25,036

        Refinancing activity(1) was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
SFR:
ARMs	$14,157	$4,321
Fixed rate	25,933	6,291
SFR construction	13	6
Second mortgage and other consumer	641	58
Commercial real estate	370	195

Total refinances	$41,114	$10,871

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

        A majority of the increased volume of purchased/correspondent loans during the first quarter of 2002 was due to the mortgage operations of Fleet, Dime and HomeSide, which added $7,319 million, $1,661 million and $1,144 million during the three months ended March 31, 2002. Purchased/correspondent volume for specialty mortgage finance loans was $1,515 million for the first quarter of 2002, compared with $1,050 million for the first quarter of 2001.

    Other Assets

        Other assets consisted of the following:

	March 31, 2002	December 31, 2001
	(in millions)
Premises and equipment	$2,286	$1,999
Investment in bank-owned life insurance	1,800	1,535
Accrued interest receivable	1,560	1,416
Foreclosed assets	267	228
GNMA early pool buy-outs	1,396	1,849
Other intangible assets	549	349
Other	5,713	3,213

Total other assets	$13,571	$10,589

        GNMA early pool buy-outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, the "guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors. For certain guarantor loans, the Company may not be fully reimbursed and, accordingly, has a reserve of $63 million at March 31, 2002.

        Deposits consisted of the following:

	March 31, 2002	December 31, 2001
	(in millions)
Checking accounts:
Interest bearing	$31,540	$15,295
Noninterest bearing	21,836	22,441

	53,376	37,736
Savings accounts	10,283	6,970
MMDAs	24,095	25,514
Time deposit accounts	41,256	36,962

Total deposits	$129,010	$107,182

        Deposits increased to $129,010 million at March 31, 2002 from $107,182 million at December 31, 2001. As a result of the acquisition of Dime, we added $12,661 million in retail deposits. At March 31, 2002, total deposits included $11,682 million in custodial/escrow deposits related to loan servicing activities, compared with $10,113 million at December 31, 2001. Time deposit accounts increased by $4,294 million from year-end 2001, substantially due to the growth of our Institutional Certificate of Deposit program, which increased from $2.38 billion at December 31, 2001 to $4.73 billion at March 31, 2002. This program, with an authorized size of $15 billion, offers fixed or floating rate certificates of deposit to institutional investors. Terms range from seven days to five years, and the minimum denomination offered is $100,000.

        Checking accounts, savings accounts and MMDAs ("transaction deposits") increased to 68% of total deposits at March 31, 2002, compared with 66% at year-end 2001. These products generally have the benefit of lower interest costs, compared with time deposit accounts. A major portion of the increase in interest bearing checking accounts was due to the growth in Platinum Checking deposits, which increased from $9.40 billion at December 31, 2001 to $24.83 billion at March 31, 2002. During the quarter, over 216,000 Platinum Checking accounts were opened. This account combines a money market rate of interest with the convenience of a checking account. The increase in deposits and the continuing migration towards transaction deposits have, over time, benefited our cost of funds and net interest margin. Even though these deposits are more liquid, we consider them to be the core relationship with our customers, as they provide a more stable source of long-term funding than time deposits. At March 31, 2002, deposits funded 47% of total assets, compared with 44% at year-end 2001.

        Borrowings.    Our borrowings primarily take the form of repurchase agreements and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

        Other borrowings increased by $1,662 million during the first quarter of 2002 primarily due to the issuance of senior and subordinated debt, and trust preferred income securities acquired from Dime. Refer to "Liquidity" for further discussion of funding sources.

Off-Balance Sheet Activities

        In the ordinary course of business, we routinely securitize and sell residential mortgage loans, and from time to time, commercial mortgage loans into the secondary market. In general, these securitizations are structured without recourse to the Company. As part of non-agency securitizations, we use qualifying special purpose entities to facilitate the transfer of mortgage loans into the secondary market. These entities are generally not consolidated within our financial statements since they satisfy the criteria required by SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        The Company has not used unconsolidated special purpose entities as a mechanism to remove nonperforming assets from the balance sheet.

Asset Quality

    Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans are generally placed on nonaccrual status when they are four payments or more past due or when the timely collection of the principal of the loan, in whole or in part, is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	March 31, 2002	December 31, 2001
	(in millions)
Nonaccrual loans:
SFR	$1,240	$1,041
Specialty mortgage finance(1)	477	415

Total SFR nonaccrual loans	1,717	1,456
SFR construction:
Builder(2)	57	26
Custom(3)	15	10
Second mortgage and other consumer:
Banking subsidiaries	72	64
Washington Mutual Finance	91	84
Commercial business	186	159
Commercial real estate:
Multi-family	51	56
Other commercial real estate	324	298

Total nonaccrual loans	2,513	2,153
Foreclosed assets	267	228

Total nonperforming assets	$2,780	$2,381
As a percentage of total assets	1.01%	0.98%
Restructured loans	$130	$118

Total nonperforming assets and restructured loans	$2,910	$2,499

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans increased to $2,513 million at March 31, 2002 from $2,153 million at December 31, 2001. Of the increase in nonaccrual loans during the quarter ended March 31, 2002, approximately $99 million was attributable to loans originated by Dime. These loans are concentrated in SFR as well as the commercial business and commercial real estate loan categories.

        SFR loans (excluding specialty mortgage finance) on nonaccrual status increased by $199 million during the quarter ended March 31, 2002. Of the increase, $50 million is attributable to loans originated by Dime lending channels. The remainder is related to loans repurchased from investors in conjunction with our expanded mortgage banking operations (which includes loans originated through correspondent channels) and internal portfolio activity.

        Management anticipates that SFR nonaccrual loans may continue to increase in light of the weakened economic conditions and has taken steps to minimize our exposure through enhanced default management processes. Additionally, steps have been taken to reduce risk through the implementation of more stringent credit standards for new transactions, including the adoption of lower limits on loan-to-value ratios, particularly in markets that have experienced significant home price appreciation or reflect a high probability of price depreciation. Revised policy limits relating to refinancing transactions have also been adopted.

        The increase in specialty mortgage finance loans on nonaccrual status is attributable to the continued growth and seasoning of loans within this category. Further nonaccrual increases are likely as the portfolio continues to mature and existing loans season.

        Nonaccrual other commercial real estate loans increased $26 million during the quarter primarily due to a $41 million increase in hospitality-related nonaccruals and additions from Dime totaling $13 million. These increases were partially offset by reductions in healthcare nonaccruals of $23 million. At March 31, 2002, the healthcare portfolio includes $213 million of loans on nonaccrual status. While the majority of these loans continue to meet contractual payment performance requirements, concerns over the future timely collection of principal and interest supported their transfer to nonaccrual status. These loans are secured by healthcare properties located throughout the United States. We have taken steps to reduce our exposure in this lending activity and have assigned the responsibility for these relationships to our Asset Management Group, which specializes in the management of complex and/or troubled credits.

        In the commercial business portfolio, nonaccrual loans were up $27 million due primarily to the addition of $28 million from Dime. Additionally, two loans totaling $10 million in our franchise finance portfolio were placed on nonaccrual. The Small Business Administration loan portfolio continues to experience rising nonaccrual totals. As of March 31, 2002, this portfolio totaled $367 million, of which nonaccrual loans were $65 million. In addition, we continue to closely monitor loans in the nationally syndicated loan portfolio, including shared national credits. Our $42 million interest in five of these loans remains on nonaccrual status as of March 31, 2002, and additional nonaccrual loans in this category are likely.

        Our portfolio of multi-family loans, which comprise 72% of our commercial real estate loan portfolio at March 31, 2002, continues to perform well. At March 31, 2002, nonaccrual loans in this category represented 0.30% of total multi-family loans. Three loans totaling $40 million that were originated by Bank United comprise approximately 79% of the March 31, 2002 nonaccrual total.

        Commercial and commercial real estate loans originated by Bank United that are eligible for renewals are subjected to our commercial lending standards, which are typically more restrictive than those previously used by Bank United.

        The increase of $39 million in foreclosed assets since December 31, 2001 includes $9 million of inventory from Dime.

    Provision and Allowance for Loan and Lease Losses

        Due to the weakened economy, growth in the commercial and specialty mortgage finance loan portfolios, and the increase in nonaccrual loans, a $175 million provision for loan and lease losses was recorded in the first quarter of 2002. The provision was $76 million in excess of the $99 million in net charge offs for the same period. As a result of the economy, we anticipate that the provision may continue to exceed net charge offs in coming quarters. As a percentage of average loans, net charge offs (annualized) were 0.23% for the three months ended March 31, 2002, compared with 0.17% for the same period in 2001. Net charge offs were $99 million for the first quarter of 2002, $97 million for the fourth quarter of 2001 and $58 million in the first quarter of 2001.

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

        In estimating the amount of credit losses inherent in our loan and lease portfolios, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan and lease portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral- dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various factors have on the overall measurement of credit losses. These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, regulatory examination results and findings of the Company's internal credit review function.

        Although we consider the allowance for loan and lease losses of $1,621 million adequate to cover losses inherent in our loan portfolio at March 31, 2002, in light of the foregoing, no assurance can be given that we will not in any particular period sustain loan losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, would not result in a significant change in the allowance for loan and lease losses.

        Refer to Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies" in our 2001 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
	2002	2001
	(dollars in millions)
Balance, beginning of period	$1,404	$1,014
Allowance acquired through business combinations/other	141	120
Provision for loan and lease losses	175	82

	1,720	1,216
Loans charged off:
SFR	(11)	(6)
Specialty mortgage finance(1)	(9)	(7)

Total SFR charge offs	(20)	(13)
Second mortgage and other consumer:
Banking subsidiaries	(21)	(12)
Washington Mutual Finance	(43)	(33)
Commercial business	(26)	(4)
Commercial real estate:
Other commercial real estate	(2)	(3)

Total charge offs	(112)	(65)
Recoveries of loans previously charged off:
SFR	–	1

Total SFR recoveries	–	1
Second mortgage and other consumer:
Banking subsidiaries	3	1
Washington Mutual Finance	5	5
Commercial business	5	–

Total recoveries	13	7

Net charge offs	(99)	(58)

Balance, end of period	$1,621	$1,158

Net charge offs (annualized) as a percentage of average loans	0.23%	0.17%
Allowance as a percentage of total loans held in portfolio	1.11%	0.87%

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.

Operating Segments

        We are managed along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance. Refer to Note 5 to the Consolidated Financial Statements — "Operating Segments" — for information regarding the key elements of our management reporting methodologies used to measure segment performance.

    Banking and Financial Services

        Net income was $327 million for the first quarter of 2002 compared with $208 million for the first quarter of 2001. Net interest income was $748 million for the first three months of 2002, up $210 million or 39% from $538 million for the first three months of 2001. The increase in net interest income is predominantly due to the decrease in interest expense on deposit accounts. Noninterest income increased to $510 million during the quarter ended March 31, 2002 from $385 million for the same period in 2001. The increase in noninterest income was primarily due to the increase in depositor and other retail banking fees associated with higher collections of nonsufficient funds and other fees on existing noninterest bearing checking accounts and growth in new noninterest bearing checking accounts. The number of noninterest bearing checking accounts increased by 20% (including 208,994 accounts acquired from Dime).

        Primarily reflecting increases in compensation and benefits expense, occupancy and equipment expense, and depositor and other retail banking losses, noninterest expense increased to $686 million during the quarter ended March 31, 2002, compared with $569 million for the same period in 2001. The acquisition of Dime also contributed to the increase during the first quarter of 2002.

        Total average assets increased by 57% for the quarter ended March 31, 2002, compared with the same period a year ago, primarily due to the growth in consumer loans. Average consumer loans increased 66% in the first quarter of 2002.

    Home Loans and Insurance Services

        Segment results for the Home Loans and Insurance Services Group were significantly impacted by the addition of the mortgage operations of Dime, HomeSide, and Fleet.

        Net income was $386 million for the quarter ended March 31, 2002, up from $304 million for the same period a year ago. Net interest income was $789 million during the quarter ended March 31, 2002, up from $440 million during the first quarter of 2001 predominantly due to the growth in SFR mortgage loans, lower funding costs that resulted from declining interest rates, and the growth in custodial/escrow deposits, which provide a cost-effective funding source.

        Noninterest income increased to $399 million during the quarter ended March 31, 2002, compared with $308 million for the same period a year ago. The increase was substantially due to higher SFR net loan servicing income, SFR mortgage banking loan related income and portfolio loan related income. The increase in these income sources was primarily due to the acquisitions of Dime, HomeSide and Fleet and increases in late fees on loan payments.

        Noninterest expense rose to $498 million for the quarter ended March 31, 2002 from $221 million for the comparable period in 2001. The increase was primarily due to higher compensation and benefits expense and occupancy and equipment expense, resulting from the expanded loan servicing operations added by the Dime, HomeSide, and Fleet acquisitions. Additionally, the continued development of a new loan origination platform contributed to the increase in noninterest expense.

        Total average assets increased by approximately 15% for the quarter ended March 31, 2002, compared with the same period a year ago, substantially as a result of the growth of SFR mortgage loans, which grew primarily as a result of the Dime, HomeSide, and Fleet acquisitions.

    Specialty Finance

        Net income for the three months ended March 31, 2002 was $110 million, up from $68 million for the same period a year ago. Net interest income was $299 million during the first quarter of 2002, up from $219 million during the first quarter of 2001. The increase in net interest income primarily reflected the growth in interest income from multi-family and other commercial real estate loans, which was predominantly due to the Dime acquisition, growth within the specialty mortgage finance portfolio, and lower deposit costs. Total average assets increased by approximately 18% for the quarter ended March 31, 2002, primarily due to the acquisition of Dime.

        Noninterest income increased to $23 million for the quarter ended March 31, 2002, from $15 million for the same period a year ago, primarily due to increases in portfolio loan related income that resulted primarily from the acquisition of Dime.

        Noninterest expense increased to $78 million for the quarter ended March 31, 2002 from $59 million for the same period in 2001. The increase during the first quarter of 2002 was largely attributable to higher compensation and benefits expense and other operating expenses in part due to the acquisition of Dime.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.

        The principal sources of liquidity for our consolidated enterprise are customer deposits, wholesale borrowings, the sale and securitization of mortgage loans into secondary market channels, the maturity and repayment of portfolio loans and MBS, and agency and treasury bonds held in our available-for-sale securities portfolio. Among these sources, transaction deposits and wholesale borrowings from Federal Home Loan Bank advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the first quarter of 2002, those sources funded 63% of average total assets. Our continuing ability to retain our transaction deposit customer base and to attract new deposits is dependent on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect that Federal Home Loan Bank advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2002, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        To supplement these funding sources, our bank subsidiaries also raise funds in domestic and international capital markets. In April 2001, our two most significant bank subsidiaries, Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB"), established a $15 billion Global Bank Note Program (the "Program"). The Program facilitates issuance of both senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Through the first quarter of 2002, our bank subsidiaries had issued $3.75 billion of senior notes and $1 billion of subordinated notes under the Program. At March 31, 2002, $10.25 billion remained available for issuance.

        Liquidity for Washington Mutual, Inc. (the "Parent Company") is generated through its ability to raise funds in various capital markets, and through dividends from subsidiaries, lines of credit and commercial paper programs.

        A significant portion of the Parent Company's funding was received from dividends paid by our bank subsidiaries. Although we expect the Parent Company to continue to receive bank subsidiary dividends during 2002, such dividends are limited by various regulatory requirements related to capital adequacy and retained earnings. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business — Regulation and Supervision" and Note 17 to the Consolidated Financial

Statements — "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2001 Annual Report on Form 10-K.

        In November 2001, the Parent Company filed a shelf registration with the Securities and Exchange Commission that allows for the issuance of $1.5 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. In January 2002, $1 billion of senior debt securities were issued under this shelf registration. In April 2002, the Parent Company filed a shelf registration with the Securities and Exchange Commission that allows for the issuance of an additional $1 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. The proceeds from the sale of debt securities will be used for general corporate purposes.

        At March 31, 2002, the Parent Company had no commercial paper outstanding. The Parent Company shares two revolving credit facilities totaling $1.2 billion with Washington Mutual Finance. These facilities provide back-up for the commercial paper programs of the Parent Company and Washington Mutual Finance. The amount available under these shared facilities, net of the amount of commercial paper outstanding at Washington Mutual Finance, was $954 million at March 31, 2002.

Capital Adequacy

        Reflecting strong earnings during the first quarter of 2002, the ratio of stockholders' equity to total assets increased to 6.59% at March 31, 2002 from 5.80% at year-end 2001.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank, fsb ("WMBfsb") and the minimum regulatory requirements to be categorized as well capitalized were as follows:

	March 31, 2002
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.60%	6.31%	7.15%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.69	10.30	10.77	6.00
Total risk-based capital to total risk-weighted assets	11.58	11.52	12.00	10.00

        Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at March 31, 2002.

        Our broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2002, both of our securities subsidiaries were in compliance with their applicable capital requirements.

        In April 1999, the Board of Directors ("Board") approved a share repurchase program. From the second quarter of 1999 through June 30, 2000, we purchased a total of 100 million shares as part of our previously authorized total of 167 million shares. We did not repurchase any of our common stock from the second quarter of 2000 until the fourth quarter of 2001. Management instead focused on internal growth and acquisitions as a means of deploying capital during this time. On October 19, 2001, we announced the resumption of our share repurchase program and repurchased an additional 7 million shares during the fourth quarter of 2001. At March 31, 2002, our remaining repurchase authority was 60 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, MSR, securities, deposits, borrowings, long-term debt and derivative financial instruments.

        We are exposed to different types of interest rate risks. These risks include lag, repricing, basis, prepayment, and lifetime cap risk. These risks are described in further detail in our 2001 Annual Report on Form 10-K.

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

    Overview of Our Interest Rate Risk Profile

        Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, such as MSR, investment securities and derivatives, and changes in noninterest income and noninterest expense, particularly gain from mortgage loans. Our interest rate risk arises because assets and liabilities reprice, mature or prepay at different times or frequencies or in accordance with different indices as market interest rates change. Our loan volume and mix also vary as interest rates change. Our net interest income generally increases in a falling interest rate environment and decreases in a rising interest rate environment. In addition, gain from mortgage loans tends to increase in a falling interest rate environment and decrease as interest rates rise. The changes in net interest income and gain from mortgage loans are inversely related to the changes in the value of MSR, which decrease as interest rates fall and increase as interest rates rise.

        Our net interest margin increases in a falling interest rate environment because our deposits and borrowings typically reprice faster than our mortgage loans and securities. The slower repricing of assets results mainly from the lag effect inherent in loans and MBS indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and to the 11th District FHLB monthly weighted average cost of funds index ("COFI").

        In a falling interest rate environment, we also experience faster prepayments and increased loan volume with a shift to fixed-rate loan production. As most of the fixed-rate production is sold in the secondary market, we potentially face balance sheet shrinkage. In spite of this shrinkage, net interest income tends to increase in a falling interest rate environment as a result of the expansion in the net interest margin. The increased loan production combined with a higher percentage of fixed-rate loans results in an increase in gain from mortgage loans. The fair value of MSR decreases in falling interest rate environments due to the higher prepayment activity, resulting in the potential for impairment. This impairment is partially offset by the increased net interest margin and gain from mortgage loans.

        Conversely, in a rising interest rate environment, we normally experience slower prepayments, decreased loan volume and a shift to adjustable-rate production. Balance sheet growth typically occurs, despite the decrease in loan production, due to the increased volume of adjustable-rate loans, which we typically hold in our portfolio. In spite of balance sheet growth, net interest income tends to decrease in a rising interest rate environment as a result of the compressed net interest margin. Gain from mortgage loans normally decreases as rates rise due to the decrease in loan production and the lower percentage of fixed-rate loans. However, the fair value of MSR increases in this environment, resulting in the potential recovery of the MSR valuation allowance.

    Management of Interest Rate Risk

        To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of certain fixed-rate and hybrid ARM loans. We generally retain most of our short-term and adjustable-rate assets because they have repricing characteristics that more closely match the repricing characteristics of our liabilities.

        To further mitigate the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed with long-term deposits and borrowings, and the risk of holding ARMs is managed with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps, collars, corridors, interest rate swaps, swaptions and embedded derivatives.

        We have classified our derivatives as asset/liability management instruments or MSR risk management instruments. The asset/liability management instruments are intended to reduce interest expense on long-term borrowings or to offset increases in interest expense related to deposits and borrowings in rising interest rate environments. The MSR risk management instruments are designed to protect the fair market value of our MSR.

        Our net interest margin tends to decline as interest rates rise because our liabilities reprice faster than our assets. The net interest margin eventually recovers as our adjustable rate loans and mortgage-backed securities reprice to current market rates. To partially offset this temporary compression of the net interest margin, we may extend the repricing of our liabilities by executing fixed-rate term borrowings or purchasing derivatives. Typically, the derivatives used to effectively lengthen the repricing period would consist of interest rate caps, collars, corridors, pay-fixed interest rate swaps and payor (pay-fixed) swaptions. We classify these derivatives as asset/liability management instruments since they are intended to offset margin compression if interest rates rise.

        At March 31, 2002, we held an aggregate notional value of $28.63 billion of caps, collars, corridors, pay-fixed interest rate swaps and payor swaptions classified as asset/liability management instruments. This included $683 million of interest rate caps and $6.40 billion of payor swaptions embedded in adjustable-rate borrowings. None of the interest rate caps had strike rates that were in effect at March 31, 2002, as London Interbank Offered Rates on that date were below the strike rates. The payor swaptions are exercisable upon maturity, which ranges from March 2003 to February 2004. Thus, we have a degree of interest rate protection when interest rates rise, because these instruments provide a mechanism for fixing the rate on our deposits and borrowings to an interest rate that could be lower than market levels.

        We have also classified certain receive-fixed interest rate swaps as asset/liability management instruments. These instruments are intended to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments. Long-term borrowings, such as subordinated debt, provide an excellent source of long-term funds. In addition, subordinated debt generally qualifies as a component of Tier 2 risk-based capital. However, the interest rates on long-term borrowings may be significantly higher than the interest rate on shorter-term instruments. Therefore, we have purchased receive-fixed interest rate swaps to obtain an attractive funding rate while maintaining the debt as a component of risk-based capital. At March 31, 2002, we held $4.63 billion of receive-fixed interest rate swaps classified as asset/liability management instruments.

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

        Our second risk management strategy involves the purchase of investment securities and derivatives. The intent is to supplement the natural business hedge so that decreases (increases) in the fair value of MSR are offset by increases (decreases) in net income from the natural business hedge and increases (decreases) in the fair value of the investment securities and derivatives. The investment securities generally consist of fixed-rate investment securities, such as agency and treasury bonds. The derivatives typically consist of embedded interest rate floors, receive-fixed interest rate swaps and receiver (receive-fixed) swaptions. We classify the derivatives used in this strategy as MSR risk management instruments.

        The value of the investment securities and derivatives classified as MSR risk management instruments generally increase as interest rates fall and decrease as interest rates rise. Therefore, the value of these instruments typically reacts inversely to the change in the fair value of the MSR. However, the relative change in value of the MSR risk management instruments combined with changes in income on the natural business hedge may vary from the change in fair value of the MSR. Therefore, we may adjust the sensitivity of the overall MSR risk management strategy by purchasing derivatives that increase in value as interest rates rise. The intent is to enhance the effectiveness of the overall strategy. For example, we may purchase pay-fixed interest rate swaps and payor swaptions as MSR risk management instruments. The intent of these instruments would be to develop an overall hedge profile so that changes in the value of all the MSR risk management instruments as well as the income from the natural business hedge more closely approximates changes in fair value of the MSR under a range of interest rate scenarios.

        At March 31, 2002 we held $5.15 billion in interest rate floors, $6.30 billion in receive-fixed interest rate swaps and $1.50 billion in receiver swaptions classified as MSR risk management instruments. The interest rate floors, receive-fixed interest rate swaps and receiver swaptions appreciate in value as interest rates decrease, providing an offset to potential MSR impairment. The interest rate floors are embedded in borrowings. All of the interest rate floors purchased in 2002 become effective in the first quarter of 2003. Changes in interest expense on the interest rate floors are recorded in net interest income, while a gain or loss on the termination of the instrument would be recorded as other income. The receive-fixed interest rate swaps and receiver swaptions are accorded mark-to-market accounting treatment. Income derived from these instruments as well as changes in their fair value are reported as other income. The change in fair value of these derivatives increases as interest rates fall, offsetting the impairment of MSR.

        The investment securities and derivatives may be sold or modified periodically. The intent is to rebalance the MSR hedge on a regular basis so that changes in the fair value of MSR are offset by changes in income from the natural business hedge and changes in fair value of the investment securities and derivatives. For example, since we generally recover a portion of MSR impairment when interest rates rise, we may elect to sell fixed-rate bonds at a loss and repurchase additional bonds. We may also attempt to offset the loss on the bonds with the sale of pay-fixed swaps or payor swaptions. The intent is to maintain the bond portfolio at or near current market rates. This improves the ability of the bonds to effectively hedge the MSR portfolio.

        In a falling interest rate environment we may sell the bonds or embedded interest rate floors to generate gains to offset the impairment of MSR. We would also generate additional income from the natural business hedge and from the mark-to-market adjustment of the receive-fixed interest rate swaps and receiver swaptions. We may elect to retain some of the fixed-rate securities or the embedded interest rate floors in declining interest rate markets. The retained instruments would increase net interest income or other income, providing some protection against MSR impairment.

        We increased the bond portfolio during the first quarter of 2002 and restructured the MSR risk management instruments. The increase in the amount of the MSR hedge was primarily related to the acquisition of Dime. We initially purchased bonds to manage this increased MSR exposure. Subsequently, we replaced the bonds with receive-fixed interest rate swaps, receiver swaptions and embedded interest rate floors. We are continuing to restructure the MSR hedge, mainly by selling bonds and purchasing receive-fixed interest rate swaps, receiver swaptions and forward interest rate floors. The intent of this restructuring is to enhance the effectiveness of the hedge and the use of capital. This strategy may result, however, in losses from mark-to-market adjustments in rising interest rate environments that exceed the amount of MSR recovery.

        Overall, we believe the strategy of using a natural business hedge, fixed income securities and derivatives to hedge MSR will minimize net income sensitivity under most interest rate environments; however, the success of our strategy is dependent upon management's judgments regarding the direction and timing of changes in long-term interest rates and subsequent decisions regarding purchases and sales of the fixed-income securities and derivatives. Our net income could be adversely affected if we are unable to effectively implement or manage this strategy.

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

        We also hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of fixed-  and adjustable-rate SFR loans to be sold in the secondary market. The risk associated with the mortgage pipeline is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 60 to 90 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. Consequently, if the loan does not fund, we may not have the necessary assets to meet the commitment; therefore, we may be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we consider fallout factors, which represent the percentage of loans that are not expected to close, in calculating the amount of forward sales agreements to execute.

    March 31, 2002 and December 31, 2001 Sensitivity Comparison

        To analyze net income sensitivity, we project net income over a 12-month horizon based on parallel shifts in the yield curve. Management employs other analyses and interest rate scenarios to evaluate interest rate risk. We project net income and net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in the net income sensitivity analysis. Typically, net interest income sensitivity in a rising interest rate environment is not as pronounced in these longer time periods as lagging assets reprice to current market levels and balance sheet growth begins to offset a lower net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending March 31, 2003 and December 31, 2002. The analysis assumes increases in interest rates of 200 basis points ("bp") and decreases of 100 bp. The interest rate scenarios used below represent management's view of reasonably possible near-term interest rate movements.

	Gradual Change in Rates
	-100bp	+200bp
Net income change for the one-year period beginning:
April 1, 2002	2.27%	(4.64)%
January 1, 2002	2.19%	(2.76)%
Net interest income change for the one-year period beginning:
April 1, 2002	2.13%	(6.66)%
January 1, 2002	1.47%	(5.18)%

        Net income and net interest income sensitivity increased since year-end 2001. The increase in sensitivity was mainly due to an increase in the amount of fixed-rate investment securities and a larger decline in gain from mortgage loans in the rising interest rate environment scenario. The change in gain from mortgage loans resulted from a different loan mix in the rising interest rate environment than projected at December 31, 2001.

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

Maturity and Repricing Information

        We use interest rate contracts as tools to manage interest rate risk. The following tables summarize the notional amounts, maturities, net fair values, credit risk and weighted average interest rates associated with these contracts. Derivatives that are embedded within certain adjustable-rate borrowings, while not accounted for as derivatives under SFAS No. 133, have been included in the tables since they also function as interest rate risk management tools.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	March 31, 2002
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(in millions)
Interest Rate Contracts:
Asset/Liability Management
Pay-fixed swaps:	$126	$183
Contractual maturity			$15,608	$813	$5,586	$3,534	$280	$4,448	$947
Weighted average pay rate			4.00%	4.65%	3.03%	4.46%	4.42%	4.39%	5.58%
Weighted average receive rate			1.90%	1.89%	1.91%	1.89%	1.89%	1.89%	1.95%
Receive-fixed swaps:	190	239
Contractual maturity			$4,628	$36	$620	$100	$560	$1,004	$2,308
Weighted average pay rate			1.93%	4.11%	1.59%	2.02%	1.83%	1.91%	2.02%
Weighted average receive rate			6.29%	4.19%	5.17%	1.99%	5.48%	6.80%	6.78%
Interest rate caps/collars/corridors:	–	–
Contractual maturity			$935	$359	$271	$191	$64	$50	–
Weighted average strike rate			7.38%	7.34%	7.62%	8.14%	5.94%	5.25%	–
Payor swaptions:	104	104
Contractual maturity (option)			$5,000	–	$5,000	–	–	–	–
Weighted average strike rate			6.12%	–	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,000
Weighted average pay rate			–	–	–	–	–	6.05%	6.14%
Embedded caps:	1	1
Contractual maturity			$683	–	$183	$500	–	–	–
Weighted average strike rate			7.62%	–	7.25%	7.75%	–	–	–
Embedded payor swaptions(1):	136	136
Contractual maturity (option)			$6,400	–	$5,900	$500	–	–	–
Weighted average strike rate			6.14%	–	6.13%	6.21%	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,650
Weighted average pay rate			–	–	–	–	–	5.99%	6.34%

Total asset/liability management	$557	$663	$33,254

MSR Risk Management
Receive-fixed swaps:	$(26)	$–
Contractual maturity			$6,300	–	–	–	–	–	$6,300
Weighted average pay rate			2.01%	–	–	–	–	–	2.01%
Weighted average receive rate			6.02%	–	–	–	–	–	6.02%
Receiver swaptions:	22	22
Contractual maturity (option)			$1,500	$1,500	–	–	–	–	–
Weighted average strike rate			5.88%	5.88%	–	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	–	$1,500
Weighted average receive rate			–	–	–	–	–	–	5.88%
Embedded floors(2):	121	121
Contractual maturity			$5,150	–	–	–	$650	–	$4,500
Weighted average strike rate			6.33%	–	–	–	5.13%	–	6.50%

Total MSR risk management	$117	$143	$12,950

Total interest rate contracts	$674	$806	$46,204 (3)

(1)
Embedded interest rate swaptions are exercisable upon maturity.
(2)
At March 31, 2002, $650 million of these contracts were effective. Contractual start dates for the remaining floors begin on March 18, 2003. Once effective, the floors reprice every three months.
(3)
Interest rate contracts decreased net interest income by $37 million for the quarter ended March 31, 2002.

	December 31, 2001
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(in millions)
Interest Rate Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(9)	$96
Contractual maturity			$12,905	$2,914	$2,036	$2,534	$30	$4,448	$943
Weighted average pay rate			4.82%	6.09%	3.78%	4.63%	7.15%	4.39%	5.58%
Weighted average receive rate			2.18%	2.21%	2.23%	2.21%	2.11%	2.20%	1.75%
Receive-fixed swaps:	224	230
Contractual maturity			$3,627	$40	$120	–	$560	$1,005	$1,902
Weighted average pay rate			2.05%	2.11%	1.95%	–	1.89%	2.01%	2.13%
Weighted average receive rate			6.63%	7.17%	5.55%	–	5.48%	6.81%	6.94%
Interest rate caps/collars/corridors:	–	–
Contractual maturity			$835	$380	$214	$191	–	$50	–
Weighted average strike rate			7.59%	7.47%	7.86%	8.14%	–	5.25%	–
Payor swaptions:	119	119
Contractual maturity (option)			$5,500	$500	$5,000	–	–	–	–
Weighted average strike rate			6.11%	6.04%	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,500
Weighted average pay rate			–	–	–	–	–	6.05%	6.12%
Embedded caps:	2	2
Contractual maturity			$696	–	$196	$500	–	–	–
Weighted average strike rate			7.60%	–	7.25%	7.75%	–	–	–
Embedded payor swaptions(1):	136	136
Contractual maturity (option)			$5,900	–	$5,900	–	–	–	–
Weighted average strike rate			6.13%	–	6.13%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,150
Weighted average pay rate			–	–	–	–	–	5.99%	6.37%

Total asset/liability management	$472	$583	$29,463

MSR Risk Management
Embedded floors(2):	$142	$142
Contractual maturity			$2,300	–	–	–	$2,300	–	–
Weighted average strike rate			5.12%	–	–	–	5.12%	–	–

Total MSR risk management	$142	$142	$2,300

Total interest rate contracts	$614	$725	$31,763 (3)

(1)
Embedded interest rate swaptions are exercisable upon maturity.
(2)
At December 31, 2001, $1.8 billion of these contracts were effective. Contractual start dates for the remaining floors begin on September 15, 2002. Once effective, the floors reprice every three months.
(3)
Interest rate contracts decreased net interest income by $34 million for the quarter ended December 31, 2001.

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

        The gap information is limited by the fact that it is a point-in-time analysis. The date reflects conditions and assumptions as of March 31, 2002. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections and the allocation of instruments with optionality to a specific maturity category. Consequently, the interpretation of the gap information is subjective.

	March 31, 2002
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$72,500	$18,840	$29,242	$835	$121,417
Fixed-rate loans(1)	15,926	6,443	15,806	7,623	45,798
Adjustable-rate securities(1)(2)	23,973	704	418	15	25,110
Fixed-rate securities(1)	461	914	4,313	40,171	45,859
Cash and cash equivalents	8,052	–	–	–	8,052
Derivatives matched against assets	(5,260)	(1,500)	(100)	6,860	–

	$115,652	$25,401	$49,679	$55,504	$246,236

Interest-Sensitive Liabilities
Noninterest-bearing checking accounts(3)	$1,475	$3,902	$11,895	$4,483	$21,755
Interest-bearing checking accounts, savings accounts and MMDAs(3)	12,616	13,737	24,713	14,989	66,055
Time deposit accounts	15,579	15,923	9,020	642	41,164
Short-term and adjustable-rate borrowings	87,357	11,771	–	–	99,128
Long-term fixed-rate borrowings	142	10,371	10,217	5,425	26,155
Derivatives matched against liabilities	(4,831)	2,122	(1,642)	4,351	–

	$112,338	$57,826	$54,203	$29,890	$254,257

Repricing gap	$3,314	$(32,425)	$(4,524)	$25,614	$(8,021)

Cumulative gap	$3,314	$(29,111)	$(33,635)	$(8,021)	$(8,021)

Cumulative gap as a percentage of total assets	1.20%	(10.58)%	(12.22)%	(2.91)%	(2.91)%
Total assets					$275,223

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Based on projected decay rates and/or repricing periods for checking, savings, and money market deposit accounts.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        See Index of Exhibits on page 46.

  (b)
  Reports on Form 8-K

        The Company filed a report on Form 8-K dated January 11, 2002. The report included under Item 7 of Form 8-K an Underwriting Agreement dated January 8, 2002 between Washington Mutual, Inc. and the Bank of New York, as trustee, for the Company to issue senior debt securities totaling $1 billion and bearing a fixed rate of 5.625%. The notes are due on January 15, 2007.

        The Company filed a report on Form 8-K dated January 15, 2002. The report included under Item 9 of Form 8-K a press release announcing Washington Mutual's fourth quarter 2001 financial results and unaudited consolidated financial statements for the quarter and year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

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
3.4	Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. File No. 001-14667).
4.1
Rights Agreement dated December 20, 2000 between the Company and Mellon Investor Services, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).
4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
10.49.1	Amendment to the Dime Stock Incentive Plan, effective December 20, 2001 (filed herewith).
10.50.2	Amendment to the Dime 1991 Stock Incentive Plan, effective April 20, 2001 (filed herewith).
10.50.3	Amendment to the Dime 1991 Stock Incentive Plan, effective December 20, 2001 (filed herewith).
10.51.1	Amendment to the Dime Outside Directors Plan, effective December 20, 2001 (filed herewith).
10.54.2	Amendment to the Dime Benefit Restoration Plan, effective January 1, 2001 (filed herewith).
10.61.1	Amendment to the Dime Officer Incentive Plan, effective December 12, 2000 (filed herewith).
10.64.2	Amendment to the Dime 1997 Outside Directors Plan, effective April 20, 2001 (filed herewith).
10.68.1	Amendment to the Dime 1992 Stock Option Plan, effective December 20, 2001 (filed herewith).
99(a)	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).

QuickLinks

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002 TABLE OF CONTENTS
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II — OTHER INFORMATION
SIGNATURES
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS