Form 10-Q
period 2002-06-30
WASHINGTON MUTUAL INC
filed 2002-08-14
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________ :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)

(206) 461-2000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        The number of shares outstanding of the issuer's classes of common stock as of July 31, 2002:

Common Stock – 967,399,424(1)

(1)Includes 18,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	1
Consolidated Statements of Income – Three and Six Months Ended June 30, 2002 and 2001	1
Consolidated Statements of Financial Condition – June 30, 2002 and December 31, 2001	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Six Months Ended June 30, 2002 and 2001	3
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2002 and 2001	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Summary Financial Data	14
Cautionary Statements	15
Overview	16
Critical Accounting Policies	16
Recently Issued Accounting Standards	17
Earnings Performance	17
Review of Financial Condition	24
Off-Balance Sheet Activities	27
Asset Quality	28
Operating Segments	31
Liquidity	33
Capital Adequacy	34
Market Risk Management	34
Maturity and Repricing Information	38
Item 3. Market Risk Management	34
PART II Other Information
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits and Reports on Form 8-K	43

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

i

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions, except per share amounts)
Interest Income
Loans	$2,696	$2,924	$5,550	$5,735
Available-for-sale ("AFS") securities	812	940	1,759	1,972
Other interest and dividend income	77	72	159	143

Total interest income	3,585	3,936	7,468	7,850
Interest Expense
Deposits	664	823	1,312	1,710
Borrowings	821	1,440	1,660	3,107

Total interest expense	1,485	2,263	2,972	4,817

Net interest income	2,100	1,673	4,496	3,033
Provision for loan and lease losses	160	92	335	175

Net interest income after provision for loan and lease losses	1,940	1,581	4,161	2,858
Noninterest Income
Depositor and other retail banking fees	398	325	759	604
Securities fees and commissions	98	76	180	149
Insurance income	39	23	86	43
Single-family residential ("SFR") mortgage banking (expense) income	(733)	264	(340)	537
Portfolio loan related income	75	53	140	85
Gain (loss) from other AFS securities	137	5	(161)	(44)
Revaluation gain (loss) from derivatives	857	1	842	(2)
Gain on extinguishment of securities sold under agreements to repurchase	121	–	195	–
Net settlement income from certain interest-rate swaps	101	–	107	–
Other income	115	58	208	183

Total noninterest income	1,208	805	2,016	1,555
Noninterest Expense
Compensation and benefits	732	466	1,422	882
Occupancy and equipment	283	190	571	373
Telecommunications and outsourced information services	134	105	273	211
Depositor and other retail banking losses	48	33	98	63
Amortization of goodwill	–	33	–	62
Amortization of other intangible assets	26	10	51	17
Professional fees	52	51	107	88
Advertising and promotion	69	51	113	83
Other expense	252	180	490	353

Total noninterest expense	1,596	1,119	3,125	2,132

Income before income taxes	1,552	1,267	3,052	2,281
Income taxes	568	469	1,117	842

Net Income	$984	$798	$1,935	$1,439

Net Income Attributable to Common Stock	$982	$796	$1,931	$1,436

Net income per common share:
Basic	$1.03	$0.93	$2.03	$1.70
Diluted	1.01	0.91	1.99	1.68
Dividends declared per common share	0.26	0.22	0.51	0.43
Basic weighted average number of common shares outstanding (in thousands)	954,662	857,912	951,177	842,611
Diluted weighted average number of common shares outstanding (in thousands)	974,153	872,762	968,717	855,029

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2002	December 31, 2001
	(dollars in millions)
Assets
Cash and cash equivalents	$4,709	$3,563
Federal funds sold and securities purchased under resale agreements	314	2,481
AFS securities, total amortized cost of $58,450 and $58,783:
Encumbered	33,323	38,649
Unencumbered	25,494	19,700

	58,817	58,349
Loans held for sale	21,147	23,842
Loans held in portfolio	146,666	132,991
Allowance for loan and lease losses	(1,665)	(1,404)

Total loans held in portfolio, net of allowance for loan and lease losses	145,001	131,587
Investment in Federal Home Loan Banks ("FHLBs")	3,908	3,873
Mortgage servicing rights ("MSR")	6,489	6,241
Goodwill	6,027	1,981
Other assets	14,869	10,589

Total assets	$261,281	$242,506

Liabilities
Deposits:
Noninterest-bearing deposits	$20,628	$22,441
Interest-bearing deposits	108,441	84,741

Total deposits	129,069	107,182
Federal funds purchased and commercial paper	3,775	4,690
Securities sold under agreements to repurchase ("repurchase agreements")	32,069	39,447
Advances from FHLBs	58,321	61,182
Other borrowings	14,017	12,576
Other liabilities	4,342	3,264

Total liabilities	241,593	228,341
Redeemable preferred stock	102	102
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 974,187,652 and 873,089,120 shares issued and outstanding	–	–
Capital surplus – common stock	7,035	3,178
Accumulated other comprehensive loss	(12)	(243)
Retained earnings	12,563	11,128

Total stockholders' equity	19,586	14,063

Total liabilities, redeemable preferred stock, and stockholders' equity	$261,281	$242,506

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2000	809.8	$1,425	$(54)	$8,795	$10,166
Comprehensive income:
Net income	–	–	–	1,439	1,439
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	256	–	256
Net unrealized gain on cash flow hedging instruments	–	–	3	–	3

Total comprehensive income					1,698
Cash dividends declared on common stock	–	–	–	(361)	(361)
Cash dividends declared on redeemable preferred stock	–	–	–	(3)	(3)
Common stock warrants issued, net of issuance costs	–	398	–	–	398
Common stock issued for acquisitions	63.9	1,389	–	–	1,389
Common stock issued	4.7	124	–	–	124

BALANCE, June 30, 2001	878.4	$3,336	$205	$9,870	$13,411

BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,128	$14,063
Comprehensive income:
Net income	–	–	–	1,935	1,935
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	507	–	507
Minimum pension liability adjustment	–	–	(2)	–	(2)
Net unrealized loss on cash flow hedging instruments	–	–	(274)	–	(274)

Total comprehensive income					2,166
Cash dividends declared on common stock	–	–	–	(496)	(496)
Cash dividends declared on redeemable preferred stock	–	–	–	(4)	(4)
Common stock repurchased and retired	(1.0)	(37)	–	–	(37)
Common stock issued for acquisitions	96.4	3,672	–	–	3,672
Fair value of Dime stock options	–	90	–	–	90
Common stock issued	5.7	132	–	–	132

BALANCE, June 30, 2002	974.2	$7,035	$(12)	$12,563	$19,586

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(in millions)
Cash Flows from Operating Activities
Net income	$1,935	$1,439
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	335	175
Gain from mortgage loans	(471)	(402)
Loss (gain) from securities	141	(51)
Revaluation (gain) loss from derivatives	(842)	2
Gain on extinguishment of repurchase agreements	(195)	–
Depreciation and amortization	1,282	574
MSR impairment	1,062	138
Stock dividends from FHLBs	(107)	(121)
Origination and purchases of loans held for sale, net of principal payments	(86,364)	(45,067)
Proceeds from sales of loans held for sale	91,968	34,301
(Increase) decrease in other assets	(433)	2,467
(Decrease) increase in other liabilities	(196)	669

Net cash provided (used) by operating activities	8,115	(5,876)
Cash Flows from Investing Activities
Purchases of securities	(41,410)	(15,860)
Proceeds from sales of mortgage-backed securities ("MBS")	5,439	3,569
Proceeds from sales and maturities of other AFS securities	34,265	15,886
Principal payments on securities	4,880	5,278
Purchases of investment in FHLBs	(4)	(8)
Redemption of investment in FHLBs	503	–
Proceeds from sale of excess servicing	711	–
Origination and purchases of loans, net of principal payments	(2,861)	485
Proceeds from sales of loans	5,022	46
Proceeds from sales of foreclosed assets	166	126
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	2,167	(735)
Net cash used for acquisitions	(2,215)	(13,693)
Purchases of premises and equipment, net	(307)	(338)

Net cash provided (used) by investing activities	6,356	(5,244)
Cash Flows from Financing Activities
Increase in deposits	6,716	9,281
(Decrease) increase in short-term borrowings	(9,537)	14,734
Proceeds from long-term borrowings	20,113	9,409
Repayments of long-term borrowings	(19,514)	(19,559)
Proceeds from advances from FHLBs	22,681	62,269
Repayments of advances from FHLBs	(33,363)	(63,948)
Cash dividends paid on preferred and common stock	(500)	(364)
Common stock warrants issued	–	398
Other	79	108

Net cash (used) provided by financing activities	(13,325)	12,328

Increase in cash and cash equivalents	1,146	1,208
Cash and cash equivalents, beginning of period	3,563	2,557

Cash and cash equivalents, end of period	$4,709	$3,765

Noncash Activities
Loans exchanged for MBS	$2,518	$2,561
Real estate acquired through foreclosure	212	185
Loans originated to facilitate the sale of foreclosed assets	6	8
Cash Paid During the Period for
Interest on deposits	1,275	1,710
Interest on borrowings	1,618	3,339
Income taxes	1,742	419

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Business Combinations

        The business combinations consummated by Washington Mutual, Inc., and its consolidated subsidiaries (the "Company"), during 2001 and 2002 have been accounted for using the purchase method. Accordingly, the purchase price of each acquisition was first allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the transaction, with the excess purchase price over the fair values recorded as goodwill. Results of operations for the business combinations are included from the date of acquisition.

        On January 4, 2002, the Company acquired by merger Dime Bancorp, Inc. ("Dime") for a total purchase price of approximately $5.3 billion, which included approximately $1.5 billion in cash, approximately 96.4 million shares of common stock valued at $37.74 per share, the conversion of 109 million Dime Litigation Tracking Warrants™ ("LTW"), valued at $0.33 per warrant, into the contingent right to receive the Company's common stock, and the conversion of Dime stock options, valued at approximately $90 million, into options to purchase Company common stock. For purposes of this merger, Washington Mutual's common stock was valued based upon the average price of Washington Mutual common stock for the five-day trading period from June 21-27, 2001. This acquisition resulted in the recognition of goodwill of approximately $4 billion. This amount, as well as the estimated fair values assigned to the assets received and liabilities assumed, may change as certain estimates and contingencies are finalized.

        The Company acquired Dime to create a broad-based platform for its retail banking operations in the greater New York metropolitan area. With the addition of the mortgage operations of Dime's subsidiary, North American Mortgage Company, the Company enhanced its position as one of the nation's largest mortgage lending franchises.

        During the first quarter of 2002, the Company recorded a restructuring liability of $125 million related to the acquisition of Dime. The restructuring liability was recorded as an adjustment to goodwill. This liability included an initial reserve of approximately $100 million for severance and other costs related to the Company's announced plan to eliminate approximately 2,900 Dime positions. The majority of the staff reductions are the result of eliminating redundant headquarters and back office positions. The remaining $25 million of the original restructuring liability primarily consists of disposition costs related to exiting leasehold and other contractual obligations of Dime. During the six months ended June 30, 2002, the Company reduced the severance portion of the restructuring liability by approximately $20 million due to a reduction of 900 Dime positions that are expected to be eliminated. The Company also utilized approximately $50 million of the severance liability due to the termination of approximately 650 employees and utilized $3 million of the restructuring liability related to the exiting of leasehold and other contractual obligations.

        The fair value of the net assets acquired in the Dime acquisition was as follows:

January 4, 2002
(in millions)
Assets:
Cash and cash equivalents	$497
AFS securities	1,359
Loans held for sale	5,577
Loans held in portfolio, net of allowance for loan and lease losses	16,099
Investment in FHLBs	427
MSR	926
Goodwill	4,012
Other intangible assets	223
Other assets	2,153

Total assets	$31,273

Liabilities:
Deposits	$15,171
Borrowings	10,126
Other liabilities	700

Total liabilities	25,997

Net assets acquired	$5,276

        Other intangible assets represent a core deposit intangible with an estimated useful life of 7 years. None of the goodwill balance is expected to be deductible for tax purposes.

  Unaudited Pro Forma Combined Financial Data Reflecting the Dime Acquisition

        The unaudited pro forma combined amounts presented below give effect to the merger with Dime as if it had been consummated on January 1, 2001. As the acquisition occurred on January 4, 2002, the pro forma combined information for the three and six months ended June 30, 2002, would not be materially different than the actual results for those periods and, therefore, is not presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(in millions, except per share amounts)
Net interest income	$1,855	$3,380
Provision for loan and lease losses	103	203
Noninterest income	997	1,941
Noninterest expense	1,324	2,533
Income taxes	524	947
Net income	901	1,638
Net income attributable to common stock	899	1,635
Weighted average number of common shares outstanding (in thousands)
Basic	954,273	938,972
Diluted	969,123	951,390
Net income per common share
Basic	$ 0.94	$ 1.74
Diluted	$ 0.93	$ 1.72

        In addition to the acquisition of Dime, the Company acquired certain operating assets of HomeSide Lending, Inc. ("HomeSide") on March 1, 2002 for approximately $1.2 billion in cash. With this acquisition, the Company acquired approximately $1 billion in loans held for sale and a servicing technology platform valued at $52 million. The Company agreed to subservice HomeSide's mortgage servicing portfolio for a fee and acquired a right to make a first offer to purchase the associated mortgage servicing rights retained by HomeSide if it elects to seek proposals to sell such rights in the future.

Note 2:  Earnings Per Share

        Information used to calculate earnings per share ("EPS") was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in millions, except per share amounts)
Net income
Net income	$ 984	$ 798	$1,935	$1,439
Accumulated dividends on preferred stock	(2)	(2)	(4)	(3)

Net income attributable to common stock	$ 982	$ 796	$1,931	$1,436

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	954,662	857,912	951,177	842,611
Dilutive effect of potential common shares from:
Stock options	9,911	8,631	9,256	8,907
Premium Income Equity SecuritiesSM	1,671	1,529	1,516	1,166
Trust Preferred Income Equity Redeemable SecuritiesSM	7,909	4,690	6,768	2,345

Diluted weighted average number of common shares outstanding	974,153	872,762	968,717	855,029

Net income per common share
Basic	$ 1.03	$ 0.93	$ 2.03	$ 1.70
Diluted	1.01	0.91	1.99	1.68

        Options to purchase an additional 269,689 and 42,546 shares of common stock were outstanding at June 30, 2002 and 2001, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, Inc., the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2002, the conditions were not met, and, therefore, the shares were not included in the above computations.

Note 3:  Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$459,375	$218,678	$382,500	$85,875
SFR:
Additions through acquisitions	–	133,028	49,242	255,634
Other additions	58,262	35,349	123,693	56,558
Loan payments	(40,339)	(22,167)	(78,155)	(33,179)
Net change in commercial real estate loan servicing portfolio	11	811	29	811

Balance, end of period	$477,309	$365,699	$477,309	$365,699

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$7,955	$3,456	$6,241	$1,017
SFR:
Additions through acquisitions	–	2,681	926	4,823
Other additions	856	937	2,078	1,421
Amortization	(504)	(208)	(983)	(332)
Impairment adjustment	(1,107)	(74)	(1,062)	(137)
Sale of excess servicing	(711)	–	(711)	–
Net change in commercial real estate MSR	–	7	–	7

Balance, end of period(1)	$6,489	$6,799	$6,489	$6,799

(1)
At June 30, 2002 and 2001, aggregate MSR fair value was $6.49 billion and $7.03 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$1,669	$75	$1,714	$12
Impairment adjustment	1,107	75	1,062	138
Sale of excess servicing	(208)	–	(208)	–

Balance, end of period	$2,568	$150	$2,568	$150

        At June 30, 2002, the expected weighted average life of the Company's MSR was 4.4 years. Projected amortization expense for the gross carrying value of MSR at June 30, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$1,054
2003	1,619
2004	1,186
2005	932
2006	753
2007	615
After 2007	2,898

Gross carrying value of MSR	9,057
Less: valuation allowance	2,568

Net carrying value of MSR	$6,489

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience, that were used to determine amortization expense for the second quarter of 2002. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in long-term interest rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 4:  Goodwill and Other Intangible Assets

        The results for the three and six months ended June 30, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment at the reporting unit level as of the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. A reporting unit represents an operating segment or a component of an operating segment. The Company has identified four reporting units for purposes of impairment testing.

        The Company has performed a transitional impairment test on the goodwill of each reporting unit using a discounted cash flow model and determined that the fair value of the Company's assets, net of liabilities, exceeded the recorded book value of the goodwill at January 1, 2002. On an ongoing basis (absent any impairment indicators), the Company expects to perform an impairment test during the third quarter of each year. Since there were no impairment indicators during the period, no impairment loss was recorded for the six months ending June 30, 2002.

        Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$1,552	$1,267	$3,052	$2,281
Add back: goodwill previously amortized	–	33	–	62

Income before income taxes, excluding amortization of goodwill	1,552	1,300	3,052	2,343
Income tax expense	(568)	(474)	(1,117)	(850)

Net income, excluding amortization of goodwill	984	826	1,935	1,493
Redeemable preferred stock dividends	(2)	(2)	(4)	(3)

Adjusted net income attributable to common stock	$982	$824	$1,931	$1,490

Basic earnings per share:
Net income, as reported	$1.03	$0.93	$2.03	$1.70
Goodwill amortization, net of tax	–	0.03	–	0.07
Adjusted net income	1.03	0.96	2.03	1.77
Diluted earnings per share:
Net income, as reported	$1.01	$0.91	$1.99	$1.68
Goodwill amortization, net of tax	–	0.03	–	0.06
Adjusted net income	1.01	0.94	1.99	1.74
	Year Ended December 31,
	2001	2000	1999
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$4,932	$2,984	$2,884
Add back: goodwill previously amortized	136	83	80

Income before income taxes, excluding amortization of goodwill	5,068	3,067	2,964
Income tax expense	(1,833)	(1,104)	(1,083)

Net income, excluding amortization of goodwill	3,235	1,963	1,881
Redeemable preferred stock dividends	(7)	–	–

Adjusted net income attributable to common stock	$3,228	$1,963	$1,881

Basic earnings per share:
Net income, as reported	$3.65	$2.37	$2.12
Goodwill amortization, net of tax	0.14	0.08	0.07
Adjusted net income	3.79	2.45	2.19
Diluted earnings per share:
Net income, as reported	$3.59	$2.36	$2.11
Goodwill amortization, net of tax	0.14	0.08	0.07
Adjusted net income	3.73	2.44	2.18

        Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by reporting unit were as follows:

	Six Months Ended June 30, 2002
			Specialty Finance
	Banking and Financial Services	Home Loans and Insurance Services	WM Finance	Commercial Lending	Total
	(in millions)
Balance at January 1, 2002	$436	$1,179	$59	$307	$1,981
Additions related to Dime	2,453	832	–	727	4,012
Other	34	–	–	–	34

Balance at June 30, 2002	$2,923	$2,011	$59	$1,034	$6,027

        During the first quarter of 2002, the Company acquired a $223 million core deposit intangible and $3 million of other intangible assets as a result of the acquisitions of Dime and HomeSide. During the second quarter of 2002, the Company increased goodwill associated with the Dime acquisition by $59 million due to various adjustments to the fair values assigned to the assets received and liabilities assumed and a $77 million adjustment of the total purchase price related to the valuation of Dime stock options.

        Intangible asset balances (excluding MSR) as of June 30, 2002 were as follows:

	June 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in millions)
Core deposit intangible	$633	$289	$344	8.5 years
Intangibles related to acquired branches(1)	488	312	176	13.5 years
Other intangible assets	5	2	3	7.1 years

Total intangible assets	$1,126	$603	$523	10.7 years

(1)
Represents intangible assets as defined by SFAS No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions.

        The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of intangible assets (excluding MSR) at June 30, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$50
2003	95
2004	76
2005	72
2006	70
2007	70
After 2007	90

Net carrying amount of intangible assets	$523

Note 5:  Operating Segments

        The Company has identified three major operating segments for the purpose of management reporting: Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments.

        The Company continues to enhance its segment reporting process methodologies. These methodologies assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the expected losses for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; and (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments. Changes to the operating segment structure and to certain of the foregoing performance measurement methodologies were made during the latter part of 2001 and the first quarter of 2002. Results for the prior periods have been revised to conform to these changes.

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

        The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, sells, securitizes and services the Company's SFR mortgage loans. These mortgage assets may either be retained in the Company's portfolio, sold or securitized. The group's loan products are made available to consumers through various distribution channels, which include retail home loan centers, financial centers, correspondent financial institutions, prime and specialty wholesale home loan centers, consumer direct contact through call centers, and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, the Home Loans Group manages the Company's captive private mortgage and hazard reinsurance activities.

        The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance Corporation ("Washington Mutual Finance"). The Specialty Finance Group provides real estate secured financing primarily for multi-family properties. Commercial real estate lending, residential builder construction finance and mortgage banker financing are also part of the group's secured financing activities. This group also offers commercial banking services through Washington Mutual Bank and Washington Mutual Bank, FA and conducts a consumer finance business through Washington Mutual Finance.

        The Corporate Support/Treasury & Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's technology services, facilities, legal, accounting, human resources and community reinvestment functions. Also reported in this category are the net impact of transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin, the difference between the expected loss-based provision for loan and lease losses for the operating segments and the Company's provision, the effects of inter-segment allocations of financial hedge gains and losses, and the elimination of inter-segment noninterest income and noninterest expense.

        Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2002
	Banking and Financial Services	Home Loans and Insurance Services		Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$899	$856		$283	$62	$2,100
Provision for loan and lease losses	50	59		61	(10)	160
Noninterest income	540	599	(1)	19	50	1,208
Noninterest expense	746	604		73	173	1,596
Income taxes	244	305		63	(44)	568

Net income	$399	$487		$105	$(7)	$984

Average loans	$20,627	$118,365		$29,722	$165	$168,879
Average assets	25,025	156,357		31,105	54,349	266,836
Average deposits	111,425	11,056		2,701	5,466	130,648

(1)
Includes a $1.19 billion allocation of pretax financial hedge gains transferred from the Corporate Support/Treasury & Other category for the three months ended June 30, 2002.

	Three Months Ended June 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$570	$519	$251	$333	$1,673
Provision for loan and lease losses	21	37	69	(35)	92
Noninterest income	443	300	19	43	805
Noninterest expense	600	296	64	159	1,119
Income taxes	148	189	51	81	469

Net income	$244	$297	$86	$171	$798

Average loans	$12,992	$106,383	$29,101	$228	$148,704
Average assets	16,326	146,993	29,929	30,594	223,842
Average deposits	82,687	6,571	2,886	2,685	94,829
	Six Months Ended June 30, 2002
	Banking and Financial Services	Home Loans and Insurance Services		Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,647	$1,645		$582	$622	$4,496
Provision for loan and lease losses	96	120		129	(10)	335
Noninterest income	1,050	998	(2)	43	(75)	2,016
Noninterest expense	1,432	1,102		151	440	3,125
Income taxes	443	548		130	(4)	1,117

Net income	$726	$873		$215	$121	$1,935

Average loans	$19,954	$121,551		$30,169	$135	$171,809
Average assets	24,286	160,132		31,557	59,536	275,511
Average deposits	107,820	10,841		2,700	5,907	127,268

(2)
Includes a $1.07 billion allocation of pretax net financial hedge gains transferred from the Corporate Support/Treasury & Other category for the six months ended June 30, 2002.

	Six Months Ended June 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,108	$960	$470	$495	$3,033
Provision for loan and lease losses	40	73	135	(73)	175
Noninterest income	829	608	33	85	1,555
Noninterest expense	1,169	517	123	323	2,132
Income taxes	276	375	92	99	842

Net income	$452	$603	$153	$231	$1,439

Average loans	$12,414	$102,372	$27,772	$255	$142,813
Average assets	15,649	144,842	28,572	29,271	218,334
Average deposits	81,338	4,925	2,321	2,672	91,256

Note 6:  Recently Adopted Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Recission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements is a normal part of our asset and liability management strategy. As encouraged by this pronouncement, we applied the provisions of SFAS No. 145 related to the treatment of debt extinguishments as of January 1, 2002. Accordingly, the gain from the liquidation of repurchase agreements for the three and six months ended June 30, 2002 in the amount of $121 million and $195 million is now recorded as a component of noninterest income. Similar gains that were recorded as extraordinary items in the third and fourth quarter of 2001 will be reclassified as a component of noninterest income when comparative financial statements that include those prior periods are presented.

Financial Review

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions, except per share amounts and ratios)
PROFITABILITY
Net interest income	$2,100	$1,673	$4,496	$3,033
Net interest margin	3.54%	3.21%	3.65%	2.94%
Noninterest income	$1,208	$805	$2,016	$1,555
Noninterest expense	1,596	1,119	3,125	2,132
Net income	984	798	1,935	1,439
Net income per common share:
Basic	$1.03	$0.93	$2.03	$1.70
Diluted	1.01	0.91	1.99	1.68
Basic weighted average number of common shares outstanding (in thousands)	954,662	857,912	951,177	842,611
Diluted weighted average number of common shares outstanding (in thousands)	974,153	872,762	968,717	855,029
Return on average assets	1.48%	1.43%	1.40%	1.32%
Return on average common equity	20.27	24.72	20.42	23.59
Efficiency ratio, excluding amortization of other intangible assets	47.45	43.40 (1)	47.21	44.75 (1)
Efficiency ratio, including amortization of other intangible assets	48.22	45.14 (2)	47.99	46.47 (2)
ASSET QUALITY
Period end:
Nonaccrual loans(3)	$2,232	$1,257	$2,232	$1,257
Foreclosed assets	274	203	274	203
Total nonperforming assets	2,506	1,460	2,506	1,460
Restructured loans	119	158	119	158
Total nonperforming assets and restructured loans	2,625	1,618	2,625	1,618
Allowance for loan and lease losses	1,665	1,170	1,665	1,170
Allowance as a percentage of total loans held in portfolio	1.14%	0.89%	1.14%	0.89%
Period-to-date:
Provision for loan and lease losses	$160	$92	$335	$175
Net charge offs	116	75	215	133
CAPITAL ADEQUACY
Stockholders' equity/total assets	7.50%	5.85%	7.50%	5.85%
Stockholders' equity(4)/total assets(4)	7.51	5.77	7.51	5.77
Tangible common equity(4)(5)/total assets(4)(5)	5.28	5.00	5.28	5.00
Estimated total risk-based capital/risk-weighted assets(6)	12.40	11.75	12.40	11.75

(1)
Excludes amortization of goodwill.
(2)
Includes amortization of goodwill.
(3)
Excludes nonaccrual loans held for sale.
(4)
Excludes unrealized net gain/loss on available-for-sale ("AFS") securities and derivatives.
(5)
Excludes goodwill and intangible assets but includes mortgage servicing rights ("MSR").
(6)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that complies with Federal Reserve Board capital requirements.

Summary Financial Data (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions, except per share amounts and ratios)
SUPPLEMENTAL DATA
Average balance sheet:
Average loans	$168,879	$148,704	$171,809	$142,813
Average interest-earning assets	236,504	207,549	245,789	203,953
Average total assets	266,836	223,842	275,511	218,334
Average interest-bearing deposits	108,231	79,335	105,612	78,015
Average noninterest-bearing deposits	22,417	15,494	21,656	13,241
Average stockholders' equity	19,392	12,887	18,910	12,175
Period-end balance sheet:
Total loans held in portfolio, net of allowance for loan and lease losses	145,001	130,381	145,001	130,381
Total loans held for sale	21,147	20,053	21,147	20,053
Total interest-earning assets	233,896	212,216	233,896	212,216
Total assets	261,281	229,298	261,281	229,298
Total interest-bearing deposits	108,441	79,269	108,441	79,269
Total noninterest-bearing deposits	20,628	17,685	20,628	17,685
Total stockholders' equity	19,586	13,411	19,586	13,411
Dividends declared per common share	$0.26	$0.22	$0.51	$0.43

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

  •
  the impact of rising interest rates may result in an increase in our cost of interest-bearing liabilities, which could outpace the increase in the yield on interest-earning assets and lead to a reduction in the net interest margin;

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

Overview

        Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. We accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities and cash management and deposit services. We originate, sell and service specialty mortgage finance loans and provide direct installment loans and purchase retail installment contracts. We also market annuities and other insurance products, offer full service securities brokerage services, and act as the investment advisor to, and the distributor of, mutual funds.

        During the first quarter of 2002, the Company completed two acquisitions. On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. ("Dime"). This acquisition added approximately $31 billion to our asset base and increased our deposit base by approximately $15 billion. On March 1, 2002, we acquired for cash, certain operating assets of HomeSide Lending, Inc. ("HomeSide"). HomeSide was the U.S. mortgage unit of the National Australia Bank Limited ("National"). National retained ownership of HomeSide's mortgage servicing rights, along with the related hedges and certain other assets and liabilities. We subservice HomeSide's mortgage servicing portfolio, which was approximately $160 billion as of June 30, 2002, pursuant to a subservicing agreement. Among other rights granted to us under the subservicing agreement, we acquired a right to make a first offer to purchase HomeSide's mortgage servicing rights if HomeSide elects to seek proposals to sell these rights in the future.

        The acquisition of Dime contributed significantly to the growth in our mortgage lending business, and accordingly, resulted in significant increases in our MSR and our loans serviced for others portfolio. At the date of acquisition, Dime added $926 million to the MSR balance and also added $49,242 million to the loans serviced for others portfolio. Substantially all of the increase in the loan subservicing portfolio was a result of the HomeSide acquisition.

        The Company's total assets decreased to $261,281 million at June 30, 2002 from $275,223 million at March 31, 2002. This decrease in total assets was primarily the result of the Company adjusting its holdings of MSR risk management instruments, which resulted in a decline in the available-for-sale securities portfolio of $8.5 billion. In a privately-placed securitization, the Company also sold 22 basis points of excess servicing on $91 billion of existing, conforming single-family loans that we service for others. Excess servicing is the difference between the normal servicing fee (typically 25 basis points in the case of conforming fixed-rate loans) and the total servicing fee we have a right to receive. This transaction reduced our net MSR balance by $711 million and had a nominal impact on the Consolidated Statements of Income.

        Variances in the amounts reported on the Consolidated Statements of Income between the three months ended June 30, 2002 and the comparable period in 2001 are partially attributable to the results from the aforementioned acquisitions as well as the acquisition of Fleet Mortgage Corp. ("Fleet"). These acquisitions were accounted for as purchase transactions and thus the results of those operations are included within the consolidated results of the Company from the date of acquisition.

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our MSR and rate lock commitments, and the methodology for the determination of our allowance for loan and lease losses.

        There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge deferral criteria. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements included in the

Company's 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

Earnings Performance

  Net Interest Income

        Net interest income increased $427 million and $1,463 million, or 26% and 48% for the three and six months ended June 30, 2002 compared with the same periods in 2001. A majority of the increase in net interest income was due to improvement in the net interest margin. The net interest margin was 3.54% and 3.65% for the three and six months ended June 30, 2002 compared with 3.21% and 2.94% for the same periods in 2001. The increase in the margin was primarily due to significantly lower wholesale borrowing rates during the three and six months ended June 30, 2002, as compared with the same periods in 2001. Since our wholesale borrowing rates are closely correlated with interest rate policy changes made by the Federal Reserve and reprice more quickly to current market rates than our interest-earning assets, the margin benefited from the Federal Reserve's 200 basis point reduction in the Federal Funds rate, which declined from 3.75% in June 2001 to 1.75% in June 2002. An increase in average interest-earning assets, a majority of which resulted from the addition of the Dime loan portfolio and the mortgage banking operations of Dime and Fleet, also contributed to the growth in net interest income.

        The net interest margin for the three months ended June 30, 2002 decreased 20 basis points from the net interest margin of 3.74% for the three months ended March 31, 2002 as a result of the lag effect of last year's Federal Reserve rate cuts on asset yields and an increase in borrowing rates that resulted from the Company's interest-rate risk management initiatives, which included extending the maturities of fixed-rate wholesale borrowings. We anticipate that the net interest margin will continue to decrease throughout the remainder of 2002 if interest rates remain at their current levels or trend upward.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2002			2001
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$1,995	1.89%	$10	$263	4.31%	$3
AFS securities(1):
Mortgage-backed securities ("MBS")	22,471	5.96	335	43,051	7.26	781
Investment securities	38,436	4.97	477	11,459	5.56	159
Loans(2)(3):
Single-family residential ("SFR")	108,312	5.87	1,588	98,642	7.32	1,806
Specialty mortgage finance(4)	10,423	9.75	254	8,175	9.99	204

Total SFR	118,735	6.21	1,842	106,817	7.53	2,010
SFR construction(5)	2,272	7.05	40	2,964	8.35	62
Second mortgage and other consumer:
Banking subsidiaries	16,057	6.66	267	9,428	8.78	207
Washington Mutual Finance Corporation ("Washington Mutual Finance")	2,566	16.50	106	2,518	16.86	106
Commercial business	4,963	5.54	69	5,045	7.58	96
Commercial real estate:
Multi-family	17,432	5.98	261	17,121	8.09	346
Other commercial real estate	6,854	6.46	111	4,811	8.09	97

Total loans	168,879	6.38	2,696	148,704	7.87	2,924
Other	4,723	5.67	67	4,072	6.79	69

Total interest-earning assets	236,504	6.06	3,585	207,549	7.59	3,936
Noninterest-earning assets:
MSR	7,828			4,623
Goodwill	5,952			2,034
Other	16,552			9,636

Total assets	$266,836			$223,842

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$36,991	2.65	245	$6,097	1.46	22
Savings accounts and money market deposit accounts ("MMDAs")	32,249	1.51	122	35,845	3.32	296
Time deposit accounts	38,991	3.06	297	37,393	5.41	505

Total interest-bearing deposits	108,231	2.46	664	79,335	4.16	823
Federal funds purchased and commercial paper	3,562	1.75	16	4,661	4.56	53
Securities sold under agreements to repurchase ("repurchase agreements")	35,812	2.44	218	30,295	4.45	336
Advances from Federal Home Loan Banks ("FHLBs")	59,651	2.75	408	62,241	5.29	821
Other	13,976	5.14	179	12,813	7.20	230

Total interest-bearing liabilities	221,232	2.69	1,485	189,345	4.79	2,263

Noninterest-bearing sources:
Noninterest-bearing deposits	22,417			15,494
Other liabilities	3,795			6,116
Stockholders' equity	19,392			12,887

Total liabilities and stockholders' equity	$266,836			$223,842

Net interest spread and net interest income		3.37	$2,100		2.80	$1,673

Impact of noninterest-bearing sources		0.17			0.41
Net interest margin		3.54			3.21

(1)
Yield is based on average amortized cost balances.
(2)
Nonaccrual loans were included in the average loan amounts outstanding.
(3)
Interest income for loans includes amortization of net deferred loan origination costs of $43 million and $48 million for the three months ended June 30, 2002 and 2001.
(4)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(5)
Includes loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale, and loans made directly to the intended occupant of a single-family residence.

	Six Months Ended June 30,
	2002			2001
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$1,569	1.79%	$14	$349	5.55%	$10
AFS securities(1):
MBS	23,852	5.66	676	48,450	7.17	1,738
Investment securities	43,822	4.96	1,083	8,332	5.62	234
Loans(2)(3):
SFR	111,538	5.97	3,329	94,925	7.49	3,575
Specialty mortgage finance(4)	10,404	9.67	503	7,825	10.05	373

Total SFR	121,942	6.28	3,832	102,750	7.68	3,948
SFR construction(5)	2,384	6.82	81	2,706	8.60	116
Second mortgage and other consumer:
Banking subsidiaries	15,277	6.75	513	9,114	8.90	404
Washington Mutual Finance	2,564	16.61	211	2,514	17.04	214
Commercial business	5,303	5.52	146	4,414	8.09	177
Commercial real estate:
Multi-family	17,492	6.17	539	16,851	8.19	690
Other commercial real estate	6,847	6.64	228	4,464	8.32	186

Total loans	171,809	6.47	5,550	142,813	8.04	5,735
Other	4,737	6.15	145	4,009	6.69	133

Total interest-earning assets	245,789	6.08	7,468	203,953	7.70	7,850
Noninterest-earning assets:
MSR	7,419			3,734
Goodwill	5,614			1,694
Other	16,689			8,953

Total assets	$275,511			$218,334

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$30,468	2.70	407	$6,247	1.65	51
Savings accounts and MMDAs	34,640	1.53	262	35,262	3.70	648
Time deposit accounts	40,504	3.20	643	36,506	5.59	1,011

Total interest-bearing deposits	105,612	2.50	1,312	78,015	4.42	1,710
Federal funds purchased and commercial paper	4,558	1.80	41	4,876	5.23	126
Repurchase agreements	44,582	1.95	431	30,667	5.24	797
Advances from FHLBs	62,461	2.68	831	64,248	5.57	1,776
Other	14,066	5.12	357	11,644	7.07	408

Total interest-bearing liabilities	231,279	2.59	2,972	189,450	5.13	4,817

Noninterest-bearing sources:
Noninterest-bearing deposits	21,656			13,241
Other liabilities	3,666			3,468
Stockholders' equity	18,910			12,175

Total liabilities and stockholders' equity	$275,511			$218,334

Net interest spread and net interest income		3.49	$4,496		2.57	$3,033

Impact of noninterest-bearing sources		0.16			0.37
Net interest margin		3.65			2.94

(1)
Yield is based on average amortized cost balances.
(2)
Nonaccrual loans were included in the average loan amounts outstanding.
(3)
Interest income for loans includes amortization of net deferred loan origination costs of $98 million and $73 million for the six months ended June 30, 2002 and 2001.
(4)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(5)
Includes loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale, and loans made directly to the intended occupant of a single-family residence.

  Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	Percentage Change	2002	2001	Percentage Change
	(dollars in millions)
Depositor and other retail banking fees	$398	$325	22%	$759	$604	26%
Securities fees and commissions	98	76	29	180	149	21
Insurance income	39	23	70	86	43	100
SFR mortgage banking (expense) income(1):
Loan servicing fees	560	309	81	1,100	505	118
Loan subservicing fees	38	3	–	53	3	–
Amortization of MSR	(504)	(208)	142	(983)	(332)	196
Impairment adjustment	(1,107)	(74)	–	(1,062)	(137)	675
Other, net	(78)	(42)	86	(140)	(61)	130

Net SFR loan servicing (expense) income	(1,091)	(12)	–	(1,032)	(22)	–
Loan related income	120	39	208	201	62	224
Gain from mortgage loans	220	215	2	471	402	17
Gain from sale of originated MBS	18	22	(18)	20	95	(79)

Total SFR mortgage banking (expense) income	(733)	264	–	(340)	537	–
Portfolio loan related income	75	53	42	140	85	65
Gain (loss) from other AFS securities	137	5	–	(161)	(44)	266
Revaluation gain (loss) from derivatives	857	1	–	842	(2)	–
Gain on extinguishment of securities sold under agreements to repurchase	121	–	–	195	–	–
Net settlement income from certain interest-rate swaps	101	–	–	107	–	–
Other income	115	58	98	208	183	14

Total noninterest income	$1,208	$805	50	$2,016	$1,555	30

(1)
Does not include interest income on loans held for sale or the effect of custodial/escrow deposits on net interest income.

  SFR Mortgage Banking (Expense) Income

        The increase in SFR loan servicing fees for the three and six months ended June 30, 2002, was mostly the result of the addition of the loan servicing portfolios of Dime and Fleet. Our loans serviced for others portfolio increased from $365,699 million at June 30, 2001 to $477,309 million at June 30, 2002, largely the result of these acquired portfolios. Our strong levels of salable SFR loan volume, in which we retain the servicing relationship, also contributed to the growth in the loan servicing portfolio and the resulting loan servicing fees.

        Total loans serviced for others portfolio by type was as follows:

	June 30, 2002
	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)
Government	$76,993	52
Agency	300,928	37
Private	89,438	47
Specialty home loans	9,950	50

Total loans serviced for others portfolio	$477,309	41

        The decrease in the weighted average servicing fee from 47 basis points at March 31, 2002 to 41 basis points at June 30, 2002 was primarily due to the sale of excess servicing during the second quarter, which decreased the net MSR balance by $711 million but had no impact on the underlying loans serviced for others portfolio.

        A decrease in long-term mortgage rates during the second quarter of 2002 led to higher anticipated prepayment rates, which resulted in MSR impairment of $1,107 million and $1,062 million for the three and six months ended June 30, 2002, leaving the MSR impairment reserve at $2,568 million as of June 30, 2002. Continued high volumes of actual prepayment activity during the second quarter of 2002, coupled with the growth of the MSR servicing portfolio, resulted in higher levels of MSR amortization, as compared with the second quarter of 2001.

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

        In measuring impairment of MSR, we stratify the loans in our servicing portfolio based on loan type, coupon rate and other predetermined characteristics. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its carrying value. We estimate fair value using a discounted cash flow ("DCF") model, independent third-party appraisals and management's analysis of observable data to formulate conclusions about anticipated changes in future market conditions, including interest rates. The DCF model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. The reasonableness of management's assumptions about these factors is confirmed through independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the value conclusions. At June 30, 2002, key economic assumptions and the sensitivity of the current fair value for SFR MSR to immediate changes in those assumptions were as follows:

	June 30, 2002
	Mortgage Servicing Rights
	Adjustable-Rate Loans	Fixed-Rate Loans	Specialty Home Loans
	(dollars in millions)
Fair value of SFR MSR	$979	$5,458	$45
Expected weighted-average life (in years)	3.4	4.5	2.1
Constant prepayment rate(1)	22.81%	17.15%	36.80%
Impact on fair value of 25% decrease	$197	$1,018	$9
Impact on fair value of 50% decrease	477	2,389	22
Impact on fair value of 25% increase			(7)
Impact on fair value of 50% increase			(12)
Impact on fair value of 100% increase	(467)	(2,278)
Impact on fair value of 200% increase	(621)	(3,394)
Future cash flows discounted at	10.46%	9.53%	14.00%
Impact on fair value of 10% decrease			$1
Impact on fair value of 25% decrease	$29	$443	3
Impact on fair value of 50% decrease	121	981
Impact on fair value of 25% increase	(110)	(371)	(2)
Impact on fair value of 50% increase	(164)	(687)	(5)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on our risk. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

        The continuing high volume of refinancing activity allowed us to generate strong levels of salable SFR loan volume in the second quarter. Additionally, the Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value with changes in fair value recorded in gain from mortgage loans. Rate lock commitments totaled $44,292 million and $84,900 million for the three and six months ended June 30, 2002, compared with $26,428 million and $43,924 million for the same periods in 2001. This increase, coupled with high refinancing levels, resulted in gain from mortgage loans of $220 million and $471 million during the three and six months ended June 30, 2002.

        For the three months ended June 30, 2002, we recorded a gain from other AFS securities of $137 million. The gain from AFS securities was primarily related to the sales of fixed-rate U.S. Government agency and treasury bonds. The Company has decreased its primary reliance on investment securities for MSR risk management to a blend of investment securities and interest rate contracts. Accordingly, the Company recognized $857 million of revaluation gain from derivative financial instruments, net settlement income from certain interest-rate swaps of $101 million and a gain from liquidation of repurchase agreements with embedded interest rate floors of $121 million, all of which are used by the Company for MSR risk management purposes.

        Gain from sale of originated MBS during the six months ended June 30, 2001 included gains from the sale of adjustable-rate mortgage ("ARM") loans that were securitized in the fourth quarter of 2000 and other MBS that were securitized in earlier periods.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three and six months ended June 30, 2002 was primarily due to higher levels of nonsufficient funds and other fees that mostly resulted from an increased number of noninterest bearing checking accounts in comparison with the three and six months ended June 30, 2001. The number of these accounts at June 30, 2002 totaled 5,470,787, an increase of more than 853,000 from June 30, 2001. This increase included approximately 200,000 noninterest bearing checking accounts acquired from Dime during the first quarter of 2002.

        Securities fees and commissions increased during the three and six months ended June 30, 2002, substantially due to an increase in sales of fixed annuities.

        Insurance income increased during the three and six months ended June 30, 2002 substantially due to the continued growth in our captive reinsurance programs. The Dime acquisition also contributed to an increase in revenues in optional insurance and property and casualty insurance products.

        A majority of the growth in portfolio loan related income for the three and six months ended June 30, 2002 was due to increased late charges on the loan portfolio, continued high loan prepayment fees as a result of refinancing activity, and the Dime acquisition.

        Other income during the three months ended June 30, 2002 increased substantially due to a $28 million revaluation gain on collateralized mortgage obligations and a gain of $19 million from sale of early pool buy-outs.

  Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001	Percentage Change	2002		2001	Percentage Change
	(dollars in millions)
Compensation and benefits	$732		$466	57%	$1,422		$882	61%
Occupancy and equipment	283		190	49	571		373	53
Telecommunications and outsourced information services	134		105	28	273		211	29
Depositor and other retail banking losses	48		33	45	98		63	56
Amortization of goodwill	–	(1)	33	(100)	–	(1)	62	(100)
Amortization of other intangible assets	26		10	160	51		17	200
Advertising and promotion	69		51	35	113		83	36
Postage	41		33	24	87		62	40
Professional fees	52		51	2	107		88	22
Loan expense	45		24	88	89		40	123
Travel and training	39		25	56	71		47	51
Other expense	127		98	30	243		204	19

Total noninterest expense	$1,596		$1,119	43	$3,125		$2,132	47

(1)
The Company adopted SFAS No. 142 on January 1, 2002, and no longer amortizes goodwill.

        The increase in the employee base compensation and benefits expense for the three and six months ended June 30, 2002 over the same periods a year ago was primarily due to the acquisitions of Dime, HomeSide and Fleet and the hiring of additional staff to support our expanding operations. Full-time equivalent and leased employees ("FTE") were 50,001 at June 30, 2002 compared with 37,106 at June 30, 2001. The Dime, HomeSide and Fleet acquisitions added a total of approximately 11,000 FTE.

        The increase in occupancy and equipment expense for the three and six months ended June 30, 2002 resulted primarily from recent acquisitions which increased rent, depreciation, and maintenance on newly leased and acquired properties and computer equipment.

        The increase in telecommunications and outsourced information services expense during 2002 was mostly attributable to higher usage of voice and data network services, outsourced data processing services, and internet services. Additionally, the Company added 17 and 151 financial centers during the three and six months ended June 30, 2002 as a result of acquisitions and the opening of Occasio financial centers in new and existing markets, which also contributed to higher telecommunications expense. WorldCom, Inc. is a supplier of telecommunication services to the Company under the terms of a multi-year contract and has not taken action in its bankruptcy proceeding to either affirm or reject the contract.

        The increase in depositor and other retail banking losses in the periods reported was substantially due to higher loss levels per account as a result of increases in forgeries and returned deposits.

        A significant portion of the increase in amortization of other intangible assets expense during the periods reported was due to the core deposit intangible acquired in the Dime acquisition.

        Advertising and promotion expense increased for the periods reported substantially due to seasonal marketing expenses incurred at the branch level and the Dime marketing campaign.

        The increase in loan expense for the three and six months ended June 30, 2002 was primarily due to higher direct loan closing costs, which were attributable to an overall increase in loan originations and purchases, and higher mortgage pool payoffs.

        The increase in travel and training for the periods reported was primarily due to increased travel related to the Dime and HomeSide acquisitions and the training of new and recently transferred employees.

        The increase in other expense during the periods reported was predominantly due to increases in outside services, business taxes, office supplies, increase in reinsurance management fees and security services. Partially offsetting this increase for the six months ended June 30, 2002, was a substantial decrease in contribution expense, as a result of the donation of Concord EFS, Inc. stock to the Washington Mutual Foundation during the second quarter of 2001.

Review of Financial Condition

        Assets.    At June 30, 2002, our assets were $261,281 million, an increase of 8% from $242,506 million at December 31, 2001. The increase was predominantly attributable to the Dime and HomeSide acquisitions.

        Securities.    Securities consisted of the following:

	June 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$33,854	$56	$(327)	$33,583
Other securities	380	10	(1)	389
Equity securities	140	9	(2)	147

Total investment securities	34,374	75	(330)	34,119
MBS:
U.S. Government and agency	17,850	435	(13)	18,272
Private issue	6,226	215	(15)	6,426

Total MBS securities	24,076	650	(28)	24,698

Total available-for-sale securities	$58,450	$725	$(358)	$58,817

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$30,459	$41	$(1,143)	$29,357
Other securities	256	5	(3)	258
Equity securities	171	2	(7)	166

Total investment securities	30,886	48	(1,153)	29,781
MBS:
U.S. Government and agency	17,780	441	(23)	18,198
Private issue	10,117	264	(11)	10,370

Total MBS securities	27,897	705	(34)	28,568

Total available-for-sale securities	$58,783	$753	$(1,187)	$58,349

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Realized gross gains	$156	$40	$281	$102
Realized gross losses	(1)	(13)	(422)	(51)

Realized net gain (loss)	$155	$27	$(141)	$51

        Our MBS portfolio declined $3,870 million to $24,698 million at June 30, 2002 from $28,568 million at December 31, 2001. This decrease was predominantly related to high prepayment activity and sales in the first and second quarters of 2002. Other investment securities increased $4,338 million to $34,119 million at June 30, 2002 from $29,781 million at December 31, 2001 due to the purchase of U.S. Government agency and treasury bonds.

        In late June 2002, the Company recorded an impairment of $106 million on $3.9 billion of treasury bonds that were sold in early July.

        Loans.    Loans held in portfolio consisted of the following:

	June 30, 2002	December 31, 2001
	(in millions)
SFR	$85,170	$82,021
Specialty mortgage finance(1)	10,584	9,821

Total SFR loans	95,754	91,842
SFR construction:
Builder(2)	1,761	2,127
Custom(3)	372	475
Second mortgage and other consumer:
Banking subsidiaries	16,655	10,462
Washington Mutual Finance	2,677	2,586
Commercial business	5,045	5,390
Commercial real estate:
Multi-family	17,567	15,608
Other commercial real estate	6,835	4,501

Total loans held in portfolio	$146,666	$132,991

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Substantially all of the increase in loans held in portfolio was a result of the Dime acquisition along with high volumes of loan originations and purchases. This increase was partially offset by continuing high levels of prepayment activity within our SFR (excluding specialty mortgage finance) portfolio.

        Loan volume was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
SFR:
ARMs	$16,093	$7,968	$32,701	$15,213
Fixed rate	30,999	26,316	70,230	37,477
Specialty mortgage finance(1)	3,358	2,987	6,678	5,220

Total SFR loan volume	50,450	37,271	109,609	57,910
SFR construction:
Builder(2)	589	839	1,006	1,914
Custom(3)	136	248	232	370
Second mortgage and other consumer:
Banking subsidiaries	3,912	2,165	7,632	3,500
Washington Mutual Finance	536	505	988	954
Commercial business	598	819	1,241	1,575
Commercial real estate:
Multi-family	1,242	850	2,106	1,402
Other commercial real estate	316	324	652	638

Total loan volume	$57,779	$43,021	$123,466	$68,263

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Loan volume by channel was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Originated	$39,667	$29,147	$83,205	$49,761
Purchased/Correspondent	18,112	13,874	40,261	18,502

Total loan volume by channel	$57,779	$43,021	$123,466	$68,263

        Refinancing activity(1) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
SFR:
ARMs	$10,575	$5,419	$24,732	$9,740
Fixed rate	16,584	17,895	42,517	24,185
SFR construction	15	10	28	16
Second mortgage and other consumer	687	82	1,328	141
Commercial real estate	537	392	859	577

Total refinances	$28,398	$23,798	$69,464	$34,659

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

        A majority of the increased volume of purchased/correspondent loans during the three and six months ended June 30, 2002 was due to the expansion of our correspondent lending activities which predominantly resulted from the acquisition of Dime, HomeSide and Fleet. Purchased/correspondent volume for specialty mortgage finance loans was $1,309 million and $2,823 million for the three and six months ended June 30, 2002, compared with $1,448 million and $2,497 million for the three and six months ended June 30, 2001.

  Other Assets

        Other assets consisted of the following:

	June 30, 2002	December 31, 2001
	(in millions)
Premises and equipment	$2,418	$1,999
Investment in bank-owned life insurance	1,899	1,535
Accrued interest receivable	1,497	1,416
Foreclosed assets	274	228
Government National Mortgage Association ("GNMA") early pool buy-outs	2,315	1,849
Other intangible assets	523	349
Other	5,943	3,213

Total other assets	$14,869	$10,589

        GNMA early pool buy-outs represent advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, the "guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for most of the principal and interest advances to security holders and a majority of the administrative costs of the foreclosure. The Company has recorded a valuation allowance to provide for the unreimbursed portion of these advances and administrative costs of $60 million at June 30, 2002, compared with $42 million at December 31, 2001.

        Deposits consisted of the following:

	June 30, 2002	December 31, 2001
	(in millions)
Checking accounts:
Interest bearing	$41,509	$15,295
Noninterest bearing	20,402	22,441

	61,911	37,736
Savings accounts	10,299	6,970
MMDAs	20,746	25,514
Time deposit accounts	36,113	36,962

Total deposits	$129,069	$107,182

        Deposits increased to $129,069 million at June 30, 2002 from $107,182 million at December 31, 2001. As a result of the acquisition of Dime, we added $15.17 billion in deposits. At June 30, 2002, total deposits included $9.44 billion in custodial/escrow deposits related to loan servicing activities, compared with $10.11 billion at December 31, 2001. Time deposit accounts decreased by $849 million from year-end 2001, primarily as a result of decreases in liquid certificates of deposit and the Institutional Certificate of Deposit program, substantially offset by the addition of $6.10 billion of time deposit accounts included in the Dime acquisition.

        Checking accounts, savings accounts and MMDAs ("transaction deposits") increased to 72% of total deposits at June 30, 2002, compared with 66% at year-end 2001. These products generally have the benefit of lower interest costs, compared with time deposit accounts. A majority of the increase in interest bearing checking accounts was due to the growth in Platinum Checking deposits, which increased from $9.40 billion at December 31, 2001 to $35.35 billion at June 30, 2002. During the quarter, over 137,434 Platinum Checking accounts were opened. This account combines a money market rate of interest with the convenience of a checking account. Even though transaction deposits are more liquid, we consider them to be the core relationship with our customers, as they provide a more stable source of long-term funding than time deposits. At June 30, 2002, deposits funded 49% of total assets, compared with 44% at year-end 2001.

        Borrowings.    Our borrowings primarily take the form of repurchase agreements and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix at any given time is dependent upon the market pricing of the individual borrowing sources.

        Other borrowings increased by $1,441 million during the first half of 2002 primarily due to the issuance of senior and subordinated debt, and trust preferred income securities acquired from Dime. Refer to "Liquidity" for further discussion of funding sources.

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

        The Company has not used unconsolidated special purpose entities as a mechanism to remove nonaccrual loans and foreclosed assets ("nonperforming assets") from the balance sheet.

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	June 30, 2002	March 31, 2002	December 31, 2001
	(dollars in millions)
Nonaccrual loans:
SFR	$1,092	$1,177	$974
Specialty mortgage finance(1)	420	418	358

Total SFR nonaccrual loans	1,512	1,595	1,332
SFR construction:
Builder(2)	44	57	26
Custom(3)	8	15	10
Second mortgage and other consumer:
Banking subsidiaries	66	72	64
Washington Mutual Finance	88	91	84
Commercial business	177	186	159
Commercial real estate:
Multi-family	65	51	56
Other commercial real estate	272	324	299

Total nonaccrual loans	2,232	2,391	2,030
Foreclosed assets	274	267	228

Total nonperforming assets	$2,506	$2,658	$2,258
As a percentage of total assets	0.96%	0.97%	0.93%
Restructured loans	$119	$130	$118

Total nonperforming assets and restructured loans	$2,625	$2,788	$2,376

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans decreased to $2,232 million at June 30, 2002 from $2,391 million at March 31, 2002 but remain above the $2,030 million at December 31, 2001. Of the increase in nonaccrual loans during the six months ended June 30, 2002, approximately $88 million was attributable to loans acquired in connection with the Dime acquisition. These Dime originated nonaccrual loans are concentrated in SFR as well as the commercial business and commercial real estate loan categories.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $114 million, $122 million, and $123 million at June 30, 2002, March 31, 2002 and December 31, 2001. Loans held for sale are accounted for at lower of aggregate cost or market value ("LOCOM"), with valuation changes included as adjustments to gain from mortgage loans.

        SFR loans (excluding specialty mortgage finance) on nonaccrual status increased by $118 million from December 31, 2001, although for the quarter just ended, nonaccrual SFR showed improvement, declining $85 million or 7% from March 31, 2002. Management believes SFR nonaccrual loans declined during the quarter due to a stabilizing economy, a continuing strong housing market, and improved collection efforts internally.

        At June 30, 2002, commercial business nonaccrual loans were up $18 million from December 31, 2001 due primarily to the addition of $20 million from Dime and a $32 million increase in nonaccruals in franchise finance loans. These increases were offset by declines in the commercial syndication portfolios. The franchise finance loans portfolio balance of $815 million at June 30, 2002 includes term loans made to owners of franchise businesses such as restaurants (both fast food and family dining), convenience stores and auto lubrication businesses.

        Commercial business nonaccrual loans decreased from the previous quarter primarily as a result of decreases in Small Business Administration ("SBA") nonaccrual loans. At June 30, 2002, the SBA portfolio totaled $375 million, of which loans on nonaccrual were $53 million compared with a portfolio of $367 million with nonaccrual loans of $65 million at March 31, 2002. This represents a slight decline from last quarter primarily due to transfers to real estate owned and principal write downs of $28 million. These charge offs reflect management's estimate of the anticipated recoveries after considering certain loan guarantees provided by the SBA.

        Our multi-family loan portfolio comprises 72% of all commercial real estate loans at June 30, 2002. These loans continue to experience low nonaccrual levels as nonaccrual loans in this category represented only 0.37% of total multi-family loans at June 30, 2002, compared with 0.36% of the total multi-family loans at December 31, 2001.

        Nonaccrual other commercial real estate loans decreased $27 million during the first half of the year primarily due to the foreclosure of nine properties totaling $31 million plus charge offs on nonaccrual loans of $12 million. Partially offsetting these declines was the addition of $10 million from Dime.

        The increase of $46 million in foreclosed assets since December 31, 2001 includes $12 million of inventory from Dime as well as significant increases in properties secured by SFR and other commercial real estate.

  Provision and Allowance for Loan and Lease Losses

        When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement. Consumer loans secured by collateral other than real estate are charged off if and when they exceed a specified number of days contractually delinquent (120 days for substantially all loans). Single-family residential loans and consumer loans secured by real estate are written down to the fair value of the underlying collateral (less projected cost to sell) when they are contractually delinquent 180 days.

        After considering the stabilizing economy, along with the growth in the commercial and specialty mortgage finance loan portfolios, and relatively high levels of nonaccrual loans, a $160 million provision for loan and lease losses was recorded in the second quarter of 2002. The provision was $44 million in excess of the $116 million in net charge offs during the quarter. As a percentage of average loans held in portfolio, annualized net charge offs were 0.31% and 0.29% for the three and six months ended June 30, 2002, compared with 0.23% and 0.20% for the same periods in 2001. Net charge offs were $116 million and $215 million for the three and six months ended June 30, 2002, compared with $75 million and $133 million for the same periods in 2001.

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

        Loans within the commercial business, commercial real estate and builder single-family residential construction categories are reviewed on an individual basis and loss factors are applied based on the risk rating assigned to the loan. A specific allowance, which is part of the allocated component, may be assigned on these loan types if they have been individually determined to be impaired. Loans are considered impaired when it is probable that we will be unable to collect all amounts contractually due as scheduled, including contractual interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, we evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

        In estimating the amount of credit losses inherent in our loan and lease portfolios, various judgments and assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding future market conditions and their impact on the loan and lease portfolios. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various factors may have on the overall measurement of credit losses. These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, regulatory examination results and findings of the Company's internal credit review function.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in our 2001 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in millions)
Balance, beginning of period	$1,621	$1,158	$1,404	$1,014
Allowance acquired through business combinations/other	–	(5)	141	114
Provision for loan and lease losses	160	92	335	175

	1,781	1,245	1,880	1,303
Loans charged off:
SFR	(11)	(14)	(22)	(20)
Specialty mortgage finance(1)	(8)	(5)	(17)	(12)

Total SFR charge offs	(19)	(19)	(39)	(32)
Second mortgage and other consumer:
Banking subsidiaries	(22)	(16)	(43)	(28)
Washington Mutual Finance	(46)	(34)	(89)	(67)
Commercial business	(46)	(12)	(72)	(16)
Commercial real estate:
Other commercial real estate	(5)	(3)	(7)	(6)

Total loans charged off	(138)	(84)	(250)	(149)
Recoveries of loans previously charged off:
SFR	–	1	–	2
Second mortgage and other consumer:
Banking subsidiaries	3	1	6	2
Washington Mutual Finance	5	5	10	10
Commercial business	14	1	19	1
Commercial real estate:
Other commercial real estate	–	1	–	1

Total recoveries of loans previously charged off	22	9	35	16

Net charge offs	(116)	(75)	(215)	(133)

Balance, end of period	$1,665	$1,170	$1,665	$1,170

Net charge offs (annualized) as a percentage of average loans held in portfolio	0.31%	0.23%	0.29%	0.20%
Allowance as a percentage of total loans held in portfolio	1.14	0.89	1.14	0.89

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance.

Operating Segments

        We manage our business along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services, and Specialty Finance. Refer to Note 5 to the Consolidated Financial Statements – "Operating Segments" – for information regarding the key elements of our management reporting methodologies used to measure segment performance.

  Banking and Financial Services

        Net income was $399 million and $726 million for the three and six months ended June 30, 2002, up from $244 million and $452 million for the same periods a year ago. Net interest income was $899 million and $1,647 million for the three and six months ended June 30, 2002, up $329 million or 58% and $539 million or 49% from $570 million and $1,108 million for the three and six months ended June 30, 2001. These increases in net interest income are mostly due to the decrease in interest expense on deposit accounts and increase in interest income from consumer loans. Noninterest income increased to $540 million and $1,050 million during the three and six months ended June 30, 2002 from $443 million and $829 million for the same periods in 2001. The increases in noninterest income were largely due to the increase in depositor and other retail banking fees associated with higher collections of nonsufficient funds and other fees on existing noninterest bearing checking accounts and growth in new noninterest bearing checking accounts. The number of noninterest bearing checking accounts increased by 18% (including approximately 200,000 accounts acquired from Dime) since June 30, 2001.

        Primarily reflecting increases in compensation and benefits expense, occupancy and equipment expense, and depositor and other retail banking losses, noninterest expense increased to $746 million and $1,432 million during the three and six months ended June 30, 2002, compared with $600 million and $1,169 million for the same periods in 2001. The acquisition of Dime also contributed to the increase during 2002.

        Total assets increased by 35% from December 31, 2001, mostly due to the growth in loans held in portfolio as a result of the Dime acquisition along with high volumes of loan originations and correspondent purchases.

  Home Loans and Insurance Services

        Segment results for the Home Loans and Insurance Services Group were significantly impacted by the addition of the mortgage operations of Dime, HomeSide, and Fleet.

        Net income was $487 million and $873 million for the three and six months ended June 30, 2002, up from $297 million and $603 million for the same periods a year ago. Net interest income was $856 million and $1,645 million during the three and six months ended June 30, 2002, up from $519 million and $960 million during the same periods in 2001 predominantly due to a decrease in funding costs that resulted from lower interest rates. Partially offsetting the decrease in funding costs was a reduction in interest income on AFS mortgage-backed securities and SFR mortgages.

        Noninterest income increased to $599 million and $998 million during the three and six months ended June 30, 2002, compared with $300 million and $608 million for the same periods a year ago. The increases were primarily due to higher SFR loan related income, portfolio loan related income and insurance income. The increase in these income sources was primarily due to the acquisitions of Dime, HomeSide and Fleet and increases in late fees on loan payments.

        Noninterest expense rose to $604 million and $1,102 million for the three and six months ended June 30, 2002 from $296 million and $517 million for the comparable periods in 2001. The increases were largely due to higher compensation and benefits expense and occupancy and equipment expense, resulting from the expanded loan servicing operations added by the Dime, HomeSide, and Fleet acquisitions. Additionally, the continued development of a new loan origination platform contributed to the increase in noninterest expense.

        Total assets increased by 4% from December 31, 2001, substantially as a result of the growth of SFR mortgage loans, which grew primarily as a result of the Dime, HomeSide, and Fleet acquisitions. Partially offsetting this increase was a decrease in mortgage-backed securities resulting from higher prepayment activity and higher sales in the first and second quarter of 2002.

  Specialty Finance

        Net income for the three and six months ended June 30, 2002 was $105 million and $215 million, up from $86 million and $153 million for the same periods a year ago. Net interest income was $283 million and $582 million during the three and six months ended June 30, 2002, up from $251 million and $470 million during the same periods in 2001. The increases in net interest income predominantly reflected the lower interest expense on funding sources. Partially offsetting this decrease was lower interest income from multi-family and other commercial real estate loans.

        Noninterest income for the three months ended June 30, 2002 and 2001 was $19 million. Noninterest income increased to $43 million for the six months ended June 30, 2002, from $33 million for the same period a year ago, largely due to higher portfolio loan related income recognized during the six months ended June 30, 2002 compared to the same period in 2001.

        Noninterest expense increased to $73 million and $151 million for the three and six months ended June 30, 2002 from $64 million and $123 million for the same periods in 2001. These increases were largely attributable to higher compensation and benefits expense and other operating expenses in part due to the acquisition of Dime.

        Total assets increased by 9% from December 31, 2001, primarily due to the acquisition of Dime.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.

        The principal sources of liquidity for our consolidated enterprise are customer deposits, wholesale borrowings, the sale and securitization of mortgage loans into secondary market channels, the maturity and repayment of portfolio loans and MBS, and agency and treasury bonds held in our available-for-sale securities portfolio. Among these sources, transaction deposits and wholesale borrowings from Federal Home Loan Bank advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the six months ended June 30, 2002, those sources funded 70% of average total assets. Our continuing ability to retain our transaction deposit customer base and to attract new deposits is dependent on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect that Federal Home Loan Bank advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2002, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        To supplement these funding sources, our bank subsidiaries also raise funds in domestic and international capital markets. In April 2001, our two most significant bank subsidiaries, Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB"), established a $15 billion Global Bank Note Program (the "Program"). The Program facilitates issuance of both senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Through June 30, 2002, our bank subsidiaries had issued $3.6 billion of senior notes and $1 billion of subordinated notes under the Program. At June 30, 2002, $10.4 billion remained available for issuance.

        Liquidity for Washington Mutual, Inc. (the "Parent Company") is generated through its ability to raise funds in various capital markets, and through dividends from subsidiaries, lines of credit and commercial paper programs.

        A significant portion of the Parent Company's funding was received from dividends paid by our bank subsidiaries. Although we expect the Parent Company to continue to receive bank subsidiary dividends during 2002, such dividends are limited by various regulatory requirements related to capital adequacy and retained earnings. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 17 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2001 Annual Report on Form 10-K.

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

        At June 30, 2002, the Parent Company shared two revolving credit facilities totaling $1.2 billion with Washington Mutual Finance. These facilities provided back-up for the commercial paper programs of the Parent Company and Washington Mutual Finance as well as funds for general corporate purposes. At June 30, 2002, the Parent Company had no commercial paper outstanding and the amount available under these shared facilities, net of the amount of commercial paper outstanding at Washington Mutual Finance, was $627 million. On August 12, 2002, the Parent Company and Washington Mutual Finance entered into a new three-year revolving credit facility totaling $800 million. This credit facility replaces the two revolving credit facilities totaling $1.2 billion that were in effect at June 30, 2002 and will be used for the same purposes as the previous credit facilities.

        Effective July 31, 2002, Washington Mutual Finance, entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLP") to participate in a $300 million asset-backed commercial paper conduit program. This commercial paper program has a 364-day term with an option to extend for up to two additional

364-day periods. The new revolving credit facility entered into on August 12, 2002 does not provide back-up for this commercial paper program.

Capital Adequacy

        Reflecting the effects of the Dime acquisition and strong earnings during the six months ended June 30, 2002, the ratio of stockholders' equity to total assets increased to 7.50% at June 30, 2002 from 5.80% at year-end 2001.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory requirements to be categorized as well capitalized were as follows:

	June 30, 2002
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.94%	6.21%	7.81%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.71	9.72	11.49	6.00
Total risk-based capital to total risk-weighted assets	11.63	10.96	12.72	10.00

        Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at June 30, 2002.

        Our broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2002, both of our securities subsidiaries were in compliance with their applicable capital requirements.

        In April 1999, the Board of Directors ("Board") approved a share repurchase program. From the second quarter of 1999 through June 30, 2000, we purchased a total of 100 million shares as part of our previously authorized total of 167 million shares. We did not repurchase any of our common stock from the second quarter of 2000 until the fourth quarter of 2001. Management instead focused on internal growth and acquisitions as a means of deploying capital during this time. On October 19, 2001, we announced the resumption of our share repurchase program and repurchased an additional seven million shares during the fourth quarter of 2001. An additional one million shares were repurchased during the second quarter of 2002. At June 30, 2002, our remaining repurchase authority was approximately 59 million shares.

        On July 16, 2002, the Board approved an expansion to our share repurchase program. Under the expanded program, the Company is authorized to repurchase approximately 41 million additional shares of common stock, increasing our remaining purchase authority to approximately 100 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        We are exposed to different types of interest rate risks. These risks include lag, repricing, basis, prepayment, and lifetime cap risk. These risks are described in further detail within the "Market Risk Management" section of Management's Discussion and Analysis in our 2001 Annual Report on Form 10-K.

        We manage interest rate risk within an overall asset/liability management framework. The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates.

Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the responsibility to oversee the administration of this policy to the Directors' Loan and Investment Committee.

  Overview of Our Interest Rate Risk Profile

        Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, such as MSR, investment securities and derivatives, and changes in noninterest income and noninterest expense, particularly gain from mortgage loans and loan servicing fees. Our interest rate risk arises because as market interest rates change, assets and liabilities reprice, mature or prepay at different times or frequencies or in accordance with different indices.

        Our sensitivity to changes in interest rates is affected, in part, by the slope of the yield curve. Changes in short-term rates generally have a more immediate effect on our borrowing and deposit rates than on our asset yields. Our deposits and borrowings typically reprice faster than our mortgage loans and securities. The slower repricing of assets results mainly from the lag effect inherent in loans and MBS indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and to the 11th District FHLB monthly weighted average cost of funds index ("COFI"). The increase in the net interest margin tends to peak a few months after short-term rates stabilize and then trends downward until asset yields reprice to current market levels.

        Prepayments, loan production, loan mix and gain from mortgage loans are normally all affected by changes in long-term rates and the slope of the yield curve. When long-term rates decline, prepayments tend to increase and refinancing activity also increases, leading to higher overall loan production. In a low rate environment, the percentage of new loans that are fixed-rate also increases. This in turn leads to higher gain from mortgage loans, due to our practice of selling the majority of our fixed-rate volume through secondary market channels. Although balance sheet shrinkage may occur during periods of declining or low long-term rates, net interest income may increase due to the expansion of the net interest margin.

        Conversely, when long-term rates increase, prepayments slow and overall loan production is reduced. At the same time, the percentage of new loans that are adjustable-rate loans increases, and we generally retain these loans within our portfolio. Accordingly, balance sheet growth may occur in a rising long-term rate environment, although net interest income may decrease due to the contraction of the net interest margin.

        Changes in long-term rates also impact the fair value and the amortization rate of MSR. The fair value of MSR decreases and the amortization rate increases in a declining long-term interest rate environment due to the higher prepayment activity, resulting in the potential for impairment and a reduction in net loan servicing income. During periods of rising long-term interest rates, the amortization rate of MSR decreases and the fair value of MSR increases, resulting in the potential recovery of the MSR valuation allowance and an increase in net loan servicing income.

  Management of Interest Rate Risk

        We manage our balance sheet to mitigate the impact of changes in market interest rates on net income. Key components of this strategy include the origination and retention of short-term and adjustable-rate assets and the origination and sale of most fixed-rate and certain hybrid ARM loans and the management of MSR.

        We attempt to match our interest-earning assets with interest-bearing liabilities that have similar repricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed primarily with transaction deposits and long-term fixed-rate borrowings, while the risk of holding ARMs is managed primarily with short-term borrowings. Periodically, mismatches are identified and modified with interest rate contracts and embedded derivatives.

        The interest rate contracts that are classified as asset/liability management instruments are intended to assist in the management of our net interest income. These contracts are used to effectively lengthen the repricing period of our interest-bearing funding sources in order to partially offset the temporary compression of the net interest margin that occurs during periods of rising short-term interest rates. The types of contracts used for this purpose consist of interest rate caps, collars, corridors, pay-fixed swaps and payer (pay-fixed) swaptions. The aggregate notional amount of these contracts totaled $46.08 billion at June 30, 2002. None of the interest rate caps had strike rates that were in effect at June 30, 2002. The payer swaptions are exercisable upon maturity, which ranges from February 2003 to February 2004. These swaptions provide protection in a rapidly rising interest rate environment, because these instruments offer a mechanism for fixing the rate on our deposits and borrowings to an interest rate that could be lower than eventual market levels. In addition to using interest rate contracts to help mitigate margin compression during periods of rising short-term interest rates, we may also directly extend the repricing frequency of our funding sources by supplanting short-term borrowings with longer term, fixed-rate instruments.

        We also held $4.38 billion of receive-fixed interest rate swaps classified as asset/liability management instruments at June 30, 2002. These instruments are intended to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments. Subordinated debt, which generally qualifies as a component of Tier 2 risk-based capital, provides an excellent source of long-term funds. However, the interest rates on long-term borrowings, such as subordinated debt, may be significantly higher than the interest rate on shorter-term instruments. Therefore, we have purchased receive-fixed interest rate swaps to obtain an attractive funding rate while maintaining the debt as a component of risk-based capital.

        We analyze the change in fair value of our MSR portfolio under a variety of parallel shifts in the yield curve. As part of our overall approach to enterprise interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. This risk management program is comprised of three elements. The first element within this program uses the changes in the fair value of the risk management instruments, which include investment securities and interest rate contracts, to offset the changes in fair value and higher amortization levels of MSR. The intent is that decreases (increases) in the fair value of MSR are offset by increases (decreases) in the value of the investment securities and interest rate contracts. The investment securities generally consist of fixed-rate debt securities, such as agency and treasury bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate floors, receive-fixed interest rate swaps and receiver (receive-fixed) swaptions. Some of the interest rate floors are embedded in borrowings. We classify the interest rate contracts used in this strategy as MSR risk management instruments. The receive-fixed interest rate swaps, receiver swaptions and stand alone interest rate floors are accorded mark-to-market accounting treatment. Changes in the fair value of these instruments are recorded as revaluation gain (loss) from derivatives, while the interest income on the swaps is recorded as net settlement income from certain interest-rate swaps. Changes in interest expense on the embedded interest rate floors are recorded in net interest income, while a gain or loss on the termination of the instrument would be recorded as gain (loss) on extinguishment of securities sold under agreements to repurchase.

        During the second quarter, we reduced our holdings of fixed-rate bonds and increased the holding of receive-fixed interest rate swaps, receiver swaptions, interest rate floors and mortgage-backed securities. The current mix of instruments is intended to enhance the efficiency of the risk management program and to deploy capital more effectively. It has also increased the notional amount of instruments receiving mark-to-market accounting treatment. This reduces the need to liquidate certain risk management instruments to generate gains or losses that offset changes in the fair value and amortization of MSR.

        We adjust the mix of instruments used to manage MSR fair value changes as interest rate and market conditions warrant. The intent is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with broad maturity ranges. We may elect to increase or decrease our concentration of specific instruments during certain times based on the slope of the yield curve and other market conditions. We believe this approach will result in the most efficient strategy. However, our net income could be adversely affected if we are unable to execute or manage this strategy effectively.

        The second element for managing changes in the fair value of MSR is the natural hedge that is inherent in our business. The current composition of the balance sheet and the increase in net income in a declining rate environment act, to some extent, as a hedge to MSR impairment and higher amortization. Lower interest rates also contribute to increased loan volume, particularly fixed-rate loan production. Since our strategy is to sell most of our fixed-rate loans, the higher volume would generally result in higher gain from mortgage loans. We may adjust our holdings of MSR risk management instruments based on the expected income, and the timing of such income, from the natural business hedge.

        The third and final element of this risk management program focuses on the management of the size of the MSR asset and its normal and excess servicing components. As a result of this element of the program, we sold excess servicing during the second quarter of 2002. The sale reduced the carrying value of MSR but did not affect the customer composition of our loan servicing portfolio, thus allowing us to retain all of our customer relationships. We are also striving to reduce the excess servicing we retain on future loan sales. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase additional servicing in the future. The current market conditions may present favorable opportunities to purchase additional servicing.

        Overall, we believe our risk management program will minimize net income sensitivity under most interest rate environments. However, the success of this program is dependent on the judgments we make regarding the direction and timing of changes in long-term interest rates and the resulting decisions that are made regarding the amount and the mix of MSR risk management instruments that we believe are appropriate to manage MSR fair value risk. It is also dependent on the recognition of the estimates inherent in the projection of the natural business hedge. Our net income could be adversely affected if we are unable to effectively implement, execute or manage this strategy.

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

  June 30, 2002 and December 31, 2001 Sensitivity Comparison

        To analyze net income sensitivity, we project net income over a 12-month horizon based on parallel shifts in the yield curve. Management employs other analyses and interest rate scenarios to evaluate interest rate risk. We project net income and net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These additional scenarios also address the risk exposure in time periods beyond the twelve months captured in the net income sensitivity analysis. Typically, net income sensitivity in a rising interest rate environment is not as pronounced in these longer time periods as lagging assets reprice to current market levels and balance sheet growth begins to offset a lower net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending June 30, 2003 and December 31, 2002. The analysis assumes increases in interest rates of 200 basis points ("bp") and decreases of 100 bp. The interest rate scenarios used below represent management's view of reasonably possible near-term interest rate movements.

	Gradual Change in Rates
	-100bp	+200bp
Net income change for the one-year period beginning:
July 1, 2002	(0.76)%	0.21%
January 1, 2002	2.19%	(2.76)%
Net interest income change for the one-year period beginning:
July 1, 2002	(0.44)%	(2.30)%
January 1, 2002	1.47%	(5.18)%

        Net income and net interest income sensitivity decreased since year-end 2001. The current profile is unusual as typically our net interest income increases in the -100 basis point environment and decreases in the +200 basis point environment. The change is mainly due to faster prepayment expectations and increases in the notional amount of fixed-rate swaps and long-term fixed-rate borrowings. The changes in prepayment projections mainly result from the current interest rate and fast prepayment environment. Despite faster prepayment projections in all scenarios, the change in prepayments from a flat rate environment to the rate shocked scenarios was greater than in the year-end analysis. Therefore, the analysis projects greater balance sheet growth in the +200 basis point scenario and additional balance sheet shrinkage in the -100 basis point scenario. The increase in fixed-rate swaps and long-term borrowings reduced the sensitivity of the net interest margin. Overall, the increased balance sheet sensitivity and reduced net interest margin volatility reduced net interest income sensitivity.

        Net income was projected to increase in the +200 basis point scenario despite the decline in net interest income mainly due to increases in loan servicing fees and a reduction in the amortization of MSR. The recovery of MSR valuation reserves was generally offset with losses on the sale of securities or mark-to-market adjustments on the financial hedges. Conversely, net income was projected to decrease in the -100 basis point scenario due to the decrease in net interest income, decreases in loan servicing fees and increased amortization of MSR. The impairment of MSR valuation reserves was generally offset with gains on the sale of securities or mark-to-market adjustments on the financial hedges.

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

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense are also estimated. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income. The fair value of MSR generally increases as interest rates rise and decreases as interest rates fall. The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with deposit and loan volumes, although loan servicing fees are also dependent on prepayment expectations.

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

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	June 30, 2002
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
Interest Rate Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(356)	$10
Contractual maturity			$30,509	$713	$8,166	$8,834	$3,130	$4,708	$4,958
Weighted average pay rate			4.00%	4.44%	2.95%	4.03%	4.13%	4.39%	5.17%
Weighted average receive rate			1.93%	1.94%	1.93%	1.90%	1.88%	1.92%	2.03%
Receive-fixed swaps:	332	335
Contractual maturity			$4,380	–	$600	–	$530	$1,000	$2,250
Weighted average pay rate			1.84%	–	1.52%	–	1.51%	1.90%	1.97%
Weighted average receive rate			6.39%	–	5.10%	–	5.37%	6.81%	6.80%
Interest rate caps/collars/ corridors:	–	–
Contractual maturity			$755	$229	$271	$191	$64	–	–
Weighted average strike rate			7.52%	7.32%	7.62%	8.14%	5.94%	–	–
Payer swaptions:	30	30
Contractual maturity (option)			$5,000	–	$5,000	–	–	–	–
Weighted average strike rate			6.12%	–	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,000
Weighted average strike rate			–	–	–	–	–	6.05%	6.14%
Embedded pay-fixed swaps:	(71)	–
Contractual maturity			$2,750	–	–	–	–	–	$2,750
Weighted average pay rate			4.89%	–	–	–	–	–	4.89%
Weighted average receive rate			1.93%	–	–	–	–	–	1.93%
Embedded caps:	1	1
Contractual maturity			$669	–	$169	$500	–	–	–
Weighted average strike rate			7.62%	–	7.25%	7.75%	–	–	–
Embedded payer swaptions(1):	57	57
Contractual maturity (option)			$6,400	–	$5,900	$500	–	–	–
Weighted average strike rate			6.14%	–	6.13%	6.21%	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,650
Weighted average strike rate			–	–	–	–	–	5.99%	6.34%

Total asset/liability management	$(7)	$433	$50,463

MSR Risk Management
Receive-fixed swaps:	$533	$533
Contractual maturity			$11,575	–	–	–	–	–	$11,575
Weighted average pay rate			1.95%	–	–	–	–	–	1.95%
Weighted average receive rate			5.93%	–	–	–	–	–	5.93%
Floors:	110	110
Contractual maturity			$3,750	–	–	–	–	–	$3,750
Weighted average strike rate			6.15%	–	–	–	–	–	6.15%
Receiver swaptions:	447	447
Contractual maturity (option)			$7,650	$2,000	$300	$300	$5,050	–	–
Weighted average strike rate			6.38%	5.83%	5.42%	5.99%	6.67%	–	–
Contractual maturity (swap)			–	–	–	–	–	–	$7,650
Weighted average strike rate			–	–	–	–	–	–	6.38%
Embedded floors(2):	221	221
Contractual maturity			$8,600	–	–	–	–	–	$8,600
Weighted average strike rate			6.02%	–	–	–	–	–	6.02%

Total MSR risk management	$1,311	$1,311	$31,575

Total interest rate contracts	$1,304	$1,744	$82,038 (3)

(1)
Embedded interest rate swaptions are exercisable upon maturity.
(2)
At June 30, 2002, none of these contracts were effective. $5.78 billion and $2.82 billion of these contracts will become effective in June 2003 and July 2003. Once effective, the floors reprice every three months.
(3)
Interest rate contracts decreased net interest income by $92 million and $129 million for the three months and six months ended June 30, 2002.

	December 31, 2001
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
Interest Rate Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(9)	$96
Contractual maturity			$12,905	$2,914	$2,036	$2,534	$30	$4,448	$943
Weighted average pay rate			4.82%	6.09%	3.78%	4.63%	7.15%	4.39%	5.58%
Weighted average receive rate			2.18%	2.21%	2.23%	2.21%	2.11%	2.20%	1.75%
Receive-fixed swaps:	224	230
Contractual maturity			$3,627	$40	$120	–	$560	$1,005	$1,902
Weighted average pay rate			2.05%	2.11%	1.95%	–	1.89%	2.01%	2.13%
Weighted average receive rate			6.63%	7.17%	5.55%	–	5.48%	6.81%	6.94%
Interest rate caps/collars/ corridors:	–	–
Contractual maturity			$835	$380	$214	$191	–	$50	–
Weighted average strike rate			7.59%	7.47%	7.86%	8.14%	–	5.25%	–
Payer swaptions:	119	119
Contractual maturity (option)			$5,500	$500	$5,000	–	–	–	–
Weighted average strike rate			6.11%	6.04%	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,500
Weighted average strike rate			–	–	–	–	–	6.05%	6.12%
Embedded caps:	2	2
Contractual maturity			$696	–	$196	$500	–	–	–
Weighted average strike rate			7.60%	–	7.25%	7.75%	–	–	–
Embedded payer swaptions(1):	136	136
Contractual maturity (option)			$5,900	–	$5,900	–	–	–	–
Weighted average strike rate			6.13%	–	6.13%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,150
Weighted average strike rate			–	–	–	–	–	5.99%	6.37%

Total asset/liability management	$472	$583	$29,463

MSR Risk Management
Embedded floors(2):	$142	$142
Contractual maturity			$2,300	–	–	–	$2,300	–	–
Weighted average strike rate			5.12%	–	–	–	5.12%	–	–

Total MSR risk management	$142	$142	$2,300

Total interest rate contracts	$614	$725	$31,763 (3)

(1)
Embedded interest rate swaptions are exercisable upon maturity.
(2)
At December 31, 2001, $1.8 billion of these contracts were effective. Contractual start dates for the remaining floors begin on September 15, 2002. Once effective, the floors reprice every three months.
(3)
Interest rate contracts decreased net interest income by $34 million for the three months ended December 31, 2001.

        An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could potentially be exposed to financial loss. In order to minimize this risk, we evaluate all counterparties for financial strength on at least an annual basis, then establish exposure limits for each counterparty. All of the counterparty credit risk is with counterparties rated A or better by Standard & Poor's at June 30, 2002, and we monitor our exposure and collateral requirements on a daily basis.

  Gap Report

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

        The gap information is limited by the fact that it is a point-in-time analysis. The date reflects conditions and assumptions as of June 30, 2002. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections and the allocation of instruments with optionality to a specific maturity category. Consequently, the interpretation of the gap information is subjective.

	June 30, 2002
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$73,028	$21,282	$28,132	$424	$122,866
Fixed-rate loans(1)	11,225	6,941	17,290	7,187	42,643
Adjustable-rate securities(1)(2)	23,243	449	336	56	24,084
Fixed-rate securities(1)	4,032 (3)	923	3,811	27,926	36,692
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	5,023	–	–	–	5,023
Derivatives matched against assets	(12,185)	(800)	(5,350)	18,335	–

	$104,366	$28,795	$44,219	$53,928	$231,308

Interest-Sensitive Liabilities
Noninterest-bearing checking accounts(4)	$1,316	$3,474	$10,629	$5,056	$20,475
Interest-bearing checking accounts, savings accounts and MMDAs(4)	10,388	15,075	30,014	17,005	72,482
Time deposit accounts	10,162	14,733	10,267	928	36,090
Short-term and adjustable-rate borrowings	74,955	4,508	–	–	79,463
Long-term fixed-rate borrowings	2,926	8,917	12,034	5,070	28,947
Derivatives matched against liabilities	(16,422)	1,722	11,069	3,631	–

	$83,325	$48,429	$74,013	$31,690	$237,457

Repricing gap	$21,041	$(19,634)	$(29,794)	$22,238	$(6,149)

Cumulative gap	$21,041	$1,407	$(28,387)	$(6,149)	$(6,149)

Cumulative gap as a percentage of total assets	8.05%	0.54%	(10.86)%	(2.35)%	(2.35)%
Total assets					$261,281

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Includes bonds that were sold in early July.
(4)
Based on projected decay rates and/or repricing periods for checking, savings, and money market deposit accounts.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        Washington Mutual, Inc. held its annual meeting of shareholders on April 16, 2002. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Withheld
1.	The election of six directors set forth below:
	Margaret Osmer-McQuade	806,272,687	6,766,317
	David Bonderman	805,748,649	7,290,354
	Phillip D. Matthews	801,559,867	11,479,136
	Mary E. Pugh	801,558,010	11,480,994
	William G. Reed, Jr.	801,515,326	11,523,678
	James H. Stever	806,242,054	6,796,949
		For	Against	Abstain	Broker Non-Votes
2.	Approval of Company's 2002 Employee Stock Purchase Plan.	636,467,263	20,702,368	6,850,982	149,018,391
		For	Against	Abstain
3.	Ratification of the appointment of Deloitte & Touche LLP as the Company's Independent Auditors.	781,962,552	27,321,235	3,700,088

        Each of the following directors who were not up for reelection at the annual meeting of shareholders will continue to serve as directors: Douglas P. Beighle, J. Taylor Crandall, Anne V. Farrell, Stephen E. Frank, Enrique Hernandez, Jr., Kerry K. Killinger, Michael K. Murphy, Elizabeth A. Sanders, William D. Schulte and Willis B. Wood, Jr.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        See Index of Exhibits on page 45.

(b)
Reports on Form 8-K

        1.      The Company filed a report on Form 8-K dated April 16, 2002. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's first quarter 2002 financial results and unaudited consolidated financial statements for the three months ended March 31, 2002.

        2.      The Company filed a report on Form 8-K dated April 25, 2002. The report included under Item 9 of Form 8-K a presentation by Kerry K. Killinger, Chairman, President and Chief Executive Officer at the UBS Warburg Global Financial Services Conference.

        3.      The Company filed a report on Form 8-K dated April 30, 2002. The report included under Item 5 of Form 8-K information regarding a suit filed by Anchor Savings Bank FSB ("Anchor FSB") against the U.S. Government in January 1995. Anchor FSB was acquired by Dime Savings Bank of New York, FSB ("Dime FSB") which was subsequently merged into Washington Mutual Bank, F.A. ("WMBFA") in January 2002.

        4.      The Company filed a report on Form 8-K dated June 6, 2002. The report included under Item 9 of Form 8-K a presentation by Kerry K. Killinger, Chairman, President and Chief Executive Officer at the Sanford Bernstein Strategic Decisions Conference.

        5.      The Company filed a report on Form 8-K dated June 25, 2002. The report included under Item 9 of Form 8-K a presentation by Kerry K. Killinger, Chairman, President and Chief Executive Officer at the Second Quarter 2002 Investor Day.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

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
3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series H (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 01-14667).
3.4		Restated Bylaws of the Company, as amended (filed herewith).
4.1
Rights Agreement dated December 20, 2000 between the Company and Mellon Investor Services, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).
4.2		The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
99	(a)	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
99	(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
99	(c)	Certification of the Chief Executive Officer (filed herewith).
99	(d)	Certification of the Chief Financial Officer (filed herewith).

QuickLinks

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
PART II – OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX OF EXHIBITS