Form 10-Q
period 2002-09-30
WASHINGTON MUTUAL INC
filed 2002-11-15
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1653725 (I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

(206) 461-2000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the issuer's classes of common stock as of October 31, 2002:

        Common Stock – 945,677,148(1)

(1) Includes 18,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	1
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2002 and 2001	1
Consolidated Statements of Financial Condition – September 30, 2002 and December 31, 2001	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Nine Months Ended September 30, 2002 and 2001	3
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2002 and 2001	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Summary Financial Data	16
Controls and Procedures	17
Cautionary Statements	17
Overview	18
Critical Accounting Policies	19
Recently Issued Accounting Standards	19
Earnings Performance	20
Review of Financial Condition	28
Off-Balance Sheet Activities	33
Asset Quality	34
Operating Segments	37
Liquidity	39
Capital Adequacy	40
Market Risk Management	41
Maturity and Repricing Information	46
Item 3. Market Risk Management	41
Item 4. Controls and Procedures	17
PART II Other Information
Item 6. Exhibits and Reports on Form 8-K	51

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

i

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions, except per share amounts)
Interest Income
Loans	$2,675	$2,808	$8,225	$8,543
Available-for-sale ("AFS") securities	652	825	2,411	2,797
Other interest and dividend income	86	57	245	200

Total interest income	3,413	3,690	10,881	11,540
Interest Expense
Deposits	676	735	1,988	2,445
Borrowings	818	1,139	2,478	4,246

Total interest expense	1,494	1,874	4,466	6,691

Net interest income	1,919	1,816	6,415	4,849
Provision for loan and lease losses	135	200	470	375

Net interest income after provision for loan and lease losses	1,784	1,616	5,945	4,474
Noninterest Income
Depositor and other retail banking fees	426	333	1,185	937
Securities fees and commissions	92	78	272	226
Insurance income	46	22	132	65
Single-family residential ("SFR") mortgage banking (expense) income	(1,575)	(131)	(1,915)	407
Portfolio loan related income	85	49	226	134
Gain from other AFS securities	356	253	195	209
Revaluation gain (loss) from derivatives	1,582	(2)	2,423	(4)
Gain on extinguishment of securities sold under agreements to repurchase ("repurchase agreements")	98	125	293	125
Net settlement income from certain interest-rate swaps	116	–	224	–
Other income	154	136	361	319

Total noninterest income	1,380	863	3,396	2,418
Noninterest Expense
Compensation and benefits	719	507	2,141	1,389
Occupancy and equipment	289	202	859	576
Telecommunications and outsourced information services	136	111	409	322
Depositor and other retail banking losses	55	37	153	99
Amortization of goodwill	–	31	–	76
Amortization of other intangible assets	25	17	77	51
Professional fees	55	51	161	139
Advertising and promotion	75	52	188	135
Other expense	271	146	762	499

Total noninterest expense	1,625	1,154	4,750	3,286

Income before income taxes	1,539	1,325	4,591	3,606
Income taxes	563	493	1,680	1,334

Net Income	$976	$832	$2,911	$2,272

Net Income Attributable to Common Stock	$975	$830	$2,906	$2,267

Net income per common share:
Basic	$1.03	$0.97	$3.06	$2.67
Diluted	1.01	0.94	3.01	2.63
Dividends declared per common share	0.27	0.23	0.78	0.66
Basic weighted average number of common shares outstanding (in thousands)	947,293	859,497	949,868	848,301
Diluted weighted average number of common shares outstanding (in thousands)	963,422	879,374	966,938	863,206

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2002	December 31, 2001
	(dollars in millions)
Assets
Cash and cash equivalents	$5,122	$3,563
Federal funds sold and securities purchased under resale agreements	2,413	2,481
AFS securities, total amortized cost of $44,563 and $58,783:
Encumbered	22,976	38,649
Unencumbered	23,616	19,700

	46,592	58,349
Loans held for sale	26,440	23,842
Loans held in portfolio	150,930	132,991
Allowance for loan and lease losses	(1,705)	(1,404)

Total loans held in portfolio, net of allowance for loan and lease losses	149,225	131,587
Investment in Federal Home Loan Banks ("FHLBs")	3,792	3,873
Mortgage servicing rights ("MSR")	4,548	6,241
Goodwill	6,059	1,981
Other assets	18,414	10,589

Total assets	$262,605	$242,506

Liabilities
Deposits:
Noninterest-bearing deposits	$27,639	$22,441
Interest-bearing deposits	112,969	84,741

Total deposits	140,608	107,182
Federal funds purchased and commercial paper	1,845	4,690
Repurchase agreements	22,381	39,447
Advances from FHLBs	55,752	61,182
Other borrowings	13,415	12,576
Other liabilities	8,443	3,264

Total liabilities	242,444	228,341
Redeemable preferred stock	–	102
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 953,752,443 and 873,089,120 shares issued and outstanding	–	–
Capital surplus – common stock	6,283	3,178
Accumulated other comprehensive income (loss)	601	(243)
Retained earnings	13,277	11,128

Total stockholders' equity	20,161	14,063

Total liabilities, redeemable preferred stock, and stockholders' equity	$262,605	$242,506

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2000	809.8	$1,425	$(54)	$8,795	$10,166
Comprehensive income:
Net income	–	–	–	2,272	2,272
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	798	–	798
Net unrealized loss on cash flow hedging instruments	–	–	(104)	–	(104)

Total comprehensive income					2,966
Cash dividends declared on common stock	–	–	–	(564)	(564)
Cash dividends declared on redeemable preferred stock	–	–	–	(5)	(5)
Common stock warrants issued, net of issuance costs	–	398	–	–	398
Common stock issued for acquisitions	63.9	1,389	–	–	1,389
Common stock issued	6.1	179	–	–	179

BALANCE, September 30, 2001	879.8	$3,391	$640	$10,498	$14,529

BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,128	$14,063
Comprehensive income:
Net income	–	–	–	2,911	2,911
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	1,528	–	1,528
Net unrealized loss on cash flow hedging instruments	–	–	(682)	–	(682)
Minimum pension liability adjustment	–	–	(2)	–	(2)

Total comprehensive income					3,755
Cash dividends declared on common stock	–	–	–	(757)	(757)
Cash dividends declared on redeemable preferred stock	–	–	–	(5)	(5)
Common stock repurchased and retired	(27.1)	(942)	–	–	(942)
Common stock issued for acquisitions	96.4	3,672	–	–	3,672
Fair value of Dime stock options	–	90	–	–	90
Common stock issued to redeem preferred stock	4.3	102	–	–	102
Common stock issued	7.1	183	–	–	183

BALANCE, September 30, 2002	953.8	$6,283	$601	$13,277	$20,161

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in millions)
Cash Flows from Operating Activities
Net income	$2,911	$2,272
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	470	375
Gain from mortgage loans	(889)	(677)
Gain from securities	(214)	(309)
Revaluation (gain) loss from derivatives	(2,423)	4
Gain on extinguishment of repurchase agreements	(293)	(125)
Depreciation and amortization	2,173	1,014
MSR impairment	2,911	692
Stock dividends from FHLBs	(153)	(167)
Origination and purchases of loans held for sale, net of principal payments	(139,197)	(79,892)
Proceeds from sales of loans held for sale	137,165	70,167
(Increase) decrease in other assets	(1,653)	1,278
Increase in other liabilities	1,824	342

Net cash provided (used) by operating activities	2,632	(5,026)
Cash Flows from Investing Activities
Purchases of securities	(45,940)	(24,698)
Proceeds from sales of mortgage-backed securities ("MBS")	6,257	14,543
Proceeds from sales and maturities of other AFS securities	53,698	17,247
Principal payments on securities	6,763	8,480
Purchases of investment in FHLBs	(4)	(8)
Redemption of investment in FHLBs	668	–
Proceeds from sale of MSR	822	115
Origination and purchases of loans, net of principal payments	(8,023)	(980)
Proceeds from sales of loans	5,046	–
Proceeds from sales of foreclosed assets	252	194
Net decrease in federal funds sold and securities purchased under resale agreements	68	65
Net cash used for acquisitions	(2,215)	(13,693)
Purchases of premises and equipment, net	(672)	(485)

Net cash provided by investing activities	16,720	780
Cash Flows from Financing Activities
Increase in deposits	18,255	12,060
(Decrease) increase in short-term borrowings	(13,198)	2,250
Proceeds from long-term borrowings	30,293	11,973
Repayments of long-term borrowings	(38,343)	(21,006)
Proceeds from advances from FHLBs	24,901	105,140
Repayments of advances from FHLBs	(38,159)	(104,987)
Cash dividends paid on preferred and common stock	(762)	(569)
Common stock warrants issued	–	398
Other	(780)	153

Net cash (used) provided by financing activities	(17,793)	5,412

Increase in cash and cash equivalents	1,559	1,166
Cash and cash equivalents, beginning of period	3,563	2,557

Cash and cash equivalents, end of period	$5,122	$3,723

Noncash Activities
Loans exchanged for MBS	$5,297	$2,816
Real estate acquired through foreclosure	337	273
Loans originated to facilitate the sale of foreclosed assets	10	11
Cash Paid During the Period for
Interest on deposits	1,980	2,427
Interest on borrowings	2,445	4,522
Income taxes	2,416	556

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

        On January 4, 2002, the Company acquired by merger Dime Bancorp, Inc. ("Dime") for a total purchase price of approximately $5.3 billion, which included approximately $1.5 billion in cash, approximately 96.4 million shares of common stock valued at $37.74 per share, the conversion of 109 million Dime Litigation Tracking Warrants™ ("LTW"), valued at $0.33 per warrant, into the contingent right to receive the Company's common stock, and the conversion of Dime stock options, valued at approximately $90 million, into options to purchase the Company's common stock. For purposes of this merger, Washington Mutual's common stock was valued based upon the average price of Washington Mutual common stock for the five-day trading period from June 21-27, 2001. This acquisition resulted in the recognition of goodwill of approximately $4 billion. This amount, as well as the estimated fair values assigned to the assets received and liabilities assumed, may change as certain estimates and contingencies are finalized.

        The Company acquired Dime to expand its retail banking operations into the greater New York metropolitan area. With the addition of the mortgage operations of Dime's subsidiary, North American Mortgage Company, the Company enhanced its position as one of the nation's largest mortgage lending franchises.

        In connection with the Dime acquisition, the Company recorded a restructuring liability of $125 million. This liability included an initial reserve of approximately $100 million for severance and other costs related to the Company's announced plan to eliminate approximately 2,900 Dime positions. The majority of the staff reductions are the result of eliminating redundant headquarters and back office positions. The remaining $25 million of the original restructuring liability primarily consisted of disposition costs related to exiting Dime leasehold and other contractual obligations. During the second quarter of 2002, the Company reduced the severance portion of the restructuring liability by approximately $20 million due to a reduction of 900 in the number of Dime positions that were previously expected to be eliminated. During the nine months ended September 30, 2002, the Company utilized approximately $65 million of the severance liability due to the termination of approximately 1,150 employees and utilized $17 million of the restructuring liability related to the exiting of Dime leasehold and other contractual obligations.

        The fair value of the net assets acquired in the Dime acquisition was as follows:

January 4, 2002
(in millions)
Assets:
Cash and cash equivalents	$497
AFS securities	1,359
Loans held for sale	5,577
Loans held in portfolio, net of allowance for loan and lease losses	16,083
Investment in FHLBs	427
MSR	926
Goodwill	4,044
Other intangible assets	223
Other assets	2,152

Total assets	$31,288

Liabilities:
Deposits	$15,171
Borrowings	10,126
Other liabilities	715

Total liabilities	26,012

Net assets acquired	$5,276

        Other intangible assets are a core deposit intangible with an estimated useful life of 7 years. None of the goodwill balance is expected to be deductible for tax purposes.

    Unaudited Pro Forma Combined Financial Data Reflecting the Dime Acquisition

        The unaudited pro forma combined amounts presented below give effect to the merger with Dime as if it had been consummated on January 1, 2001. As the acquisition occurred on January 4, 2002, the pro forma combined information for the three and nine months ended September 30, 2002, would not be materially different from the actual results for those periods and, therefore, is not presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(in millions, except per share amounts)
Net interest income	$2,011	$5,391
Provision for loan and lease losses	214	417
Noninterest income	1,055	2,996
Noninterest expense	1,355	3,888
Income taxes	553	1,499
Net income	944	2,583
Net income attributable to common stock	942	2,578
Weighted average number of common shares outstanding (in thousands)
Basic	955,858	944,662
Diluted	975,735	959,567
Net income per common share
Basic	$0.99	$2.73
Diluted	$0.97	$2.69

    Other Acquisitions

        In addition to the acquisition of Dime, the Company acquired certain operating assets of HomeSide Lending, Inc. ("HomeSide") on March 1, 2002 for approximately $1.2 billion in cash. With this acquisition, the Company acquired approximately $1 billion in loans held for sale and a servicing technology platform valued at $52 million. As part of this acquisition, the Company agreed to subservice HomeSide's mortgage servicing portfolio.

        On October 1, 2002, the Company also acquired the ownership of HomeSide for approximately $1.3 billion in cash. With this acquisition the Company acquired approximately $1.2 billion in MSR pertaining to the mortgage servicing portfolio it subservices for HomeSide, a net fair value of $850 million in derivative instruments (which are used to hedge MSR) and $500 million in other assets, and assumed $760 million in long-term debt and $500 million in other liabilities. Substantially all of the HomeSide subservicing portfolio became primary servicing after this acquisition was completed on October 1, 2002.

Note 2: Earnings Per Share

        Information used to calculate earnings per share ("EPS") was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions, except per share amounts)
Net income
Net income	$976	$832	$2,911	$2,272
Accumulated dividends on preferred stock	(1)	(2)	(5)	(5)

Net income attributable to common stock	$975	$830	$2,906	$2,267

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	947,293	859,497	949,868	848,301
Dilutive effect of potential common shares from:
Stock options	8,460	9,336	8,991	9,050
Premium Income Equity Securities SM(1)	775	1,782	1,269	1,372
Trust Preferred Income Equity Redeemable SecuritiesSM	6,894	8,759	6,810	4,483

Diluted weighted average number of common shares outstanding	963,422	879,374	966,938	863,206

Net income per common share
Basic	$1.03	$0.97	$3.06	$2.67
Diluted	1.01	0.94	3.01	2.63

(1)
Redeemed on August 16, 2002.

        For the three and nine months ended September 30, 2002, options to purchase an additional 464,025 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect. For the three and nine months ended September 30, 2001, options to purchase an additional 42,680 and 97,418 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.49 per share, are held in escrow for the benefit of the general and limited partners of Keystone Holdings, Inc., the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At September 30, 2002, the conditions were not met, and, therefore, the shares were not included in the above computations. The escrow will expire on December 20, 2002, subject to extensions in certain circumstances. If not all Escrow Shares are released prior to such expiration, any remaining Escrow Shares will be returned to the Company for cancellation.

Note 3: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$477,309	$365,699	$382,500	$85,875
SFR:
Additions through acquisitions	–	–	49,242	255,634
Other additions	52,910	40,963	162,067	97,521
Sales	–	(4,124)	–	(4,124)
Loan payments	(51,957)	(26,333)	(115,576)	(59,512)
Net change in commercial real estate loans serviced for others	13	43	42	854

Balance, end of period	$478,275	$376,248	$478,275	$376,248

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$6,489	$6,799	$6,241	$1,017
SFR:
Additions through acquisitions	–	–	926	4,823
Other additions	732	884	2,810	2,305
Amortization	(713)	(293)	(1,696)	(624)
Impairment	(1,849)	(554)	(2,911)	(692)
Sales	(111)	(115)	(822)	(115)
Net change in commercial real estate MSR	–	–	–	7

Balance, end of period(1)	$4,548	$6,721	$4,548	$6,721

(1)
At September 30, 2002 and 2001, aggregate MSR fair value was $4.57 billion and $6.79 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Balance, beginning of period	$2,568	$150	$1,714	$12
Impairment	1,849	554	2,911	692
Sales	(97)	–	(305)	–

Balance, end of period	$4,320	$704	$4,320	$704

        At September 30, 2002, the expected weighted average life of the Company's MSR was 3.7 years. Projected amortization expense for the gross carrying value of MSR at September 30, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$858
2003	2,351
2004	1,367
2005	949
2006	705
2007	540
After 2007	2,098

Gross carrying value of MSR	8,868
Less: valuation allowance	4,320

Net carrying value of MSR	$4,548

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience, that were used to determine amortization expense for the third quarter of 2002. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 4: Goodwill and Other Intangible Assets

        The results for the three and nine months ended September 30, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment at the reporting unit level as of the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. A reporting unit represents an operating segment or a component of an operating segment. The Company has identified four reporting units for purposes of impairment testing.

        The Company performed a transitional impairment test on the goodwill of each reporting unit using a discounted cash flow model and determined that the fair value of each reporting unit's total assets, net of total liabilities, exceeded the recorded book value of that reporting unit and its goodwill at January 1, 2002. During the third quarter of 2002, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of 2003.

        Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$1,539	$1,325	$4,591	$3,606
Add back: goodwill previously amortized	–	31	–	76

Income before income taxes, excluding amortization of goodwill	1,539	1,356	4,591	3,682
Income taxes	(563)	(493)	(1,680)	(1,338)

Net income, excluding amortization of goodwill	976	863	2,911	2,344
Redeemable preferred stock dividends	(1)	(2)	(5)	(5)

Adjusted net income attributable to common stock	$975	$861	$2,906	$2,339

Basic earnings per share:
Net income, as reported	$1.03	$0.97	$3.06	$2.67
Goodwill amortization, net of tax	–	0.04	–	0.09
Adjusted net income	1.03	1.01	3.06	2.76
Diluted earnings per share:
Net income, as reported	$1.01	$0.94	$3.01	$2.63
Goodwill amortization, net of tax	–	0.04	–	0.08
Adjusted net income	1.01	0.98	3.01	2.71
	Year Ended December 31,
	2001	2000	1999
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$4,932	$2,984	$2,884
Add back: goodwill previously amortized	104	47	49

Income before income taxes, excluding amortization of goodwill	5,036	3,031	2,933
Income taxes	(1,824)	(1,087)	(1,074)

Net income, excluding amortization of goodwill	3,212	1,944	1,859
Redeemable preferred stock dividends	(7)	–	–

Adjusted net income attributable to common stock	$3,205	$1,944	$1,859

Basic earnings per share:
Net income, as reported	$3.65	$2.37	$2.12
Goodwill amortization, net of tax	0.12	0.06	0.05
Adjusted net income	3.77	2.43	2.17
Diluted earnings per share:
Net income, as reported	$3.59	$2.36	$2.11
Goodwill amortization, net of tax	0.12	0.06	0.05
Adjusted net income	3.71	2.42	2.16

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by reporting unit were as follows:

	Nine Months Ended September 30, 2002
			Specialty Finance
	Banking and Financial Services	Home Loans and Insurance Services	WM Finance	Commercial Lending	Total
	(in millions)
Balance at January 1, 2002	$436	$1,179	$59	$307	$1,981
Additions related to Dime	2,472	839	–	733	4,044
Other	34	–	–	–	34

Balance at September 30, 2002	$2,942	$2,018	$59	$1,040	$6,059

        During the first quarter of 2002, the Company acquired a $223 million core deposit intangible and $3 million of other intangible assets as a result of the acquisitions of Dime and HomeSide. During the second quarter of 2002, the Company increased goodwill associated with the Dime acquisition by $59 million due to various adjustments to the fair values assigned to the assets received and liabilities assumed and a $77 million adjustment of the total purchase price related to the valuation of Dime stock options. During the third quarter of 2002, the Company increased the goodwill associated with the Dime acquisition by $32 million due to an adjustment of $17 million related to the sale of the Dime auto-finance loan portfolio and an increase in the estimated accumulated post-retirement benefit obligation for Dime employees of $15 million.

        Intangible asset balances (excluding MSR) as of September 30, 2002 were as follows:

	September 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in millions)
Core deposit intangible	$633	$305	$328	8.5 years
Unidentifiable intangible assets related to acquired branches	488	321	167	13.5 years
Other intangible assets	5	2	3	7.1 years

Total intangible assets	$1,126	$628	$498	10.7 years

        The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of intangible assets (excluding MSR) at September 30, 2002 is estimated to be as follows (in millions):

Remainder of 2002	$17
2003	62
2004	56
2005	53
2006	52
2007	52
After 2007	39

Estimated future amortization expense of intangible assets	331
Unidentifiable intangible assets related to acquired branches(1)	167

Net carrying amount of intangible assets	$498

(1)
Refer to Note 7 to the Consolidated Financial Statements for further discussion.

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

        The Company continues to enhance its segment reporting process methodologies. These methodologies assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates net interest income between funds users and funds providers; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the expected losses for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; and (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments. Changes to the operating segment structure and to certain of the foregoing performance measurement methodologies were made during the nine months ended September 30, 2002. Results for the prior periods have been revised to conform to these changes. Due to the very low interest rate environment that has existed throughout the current year, the Company plans to revise its funds transfer pricing rate structure during the fourth quarter of 2002. In general, this change will reduce the interest income credit that is allocated to funds providers.

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

        The Home Loans and Insurance Services Group ("Home Loans Group") originates, purchases, sells, securitizes and services the Company's SFR mortgage loans. These mortgage assets may either be retained in the Company's portfolio, sold or securitized. The group's loan products are made available to consumers through various distribution channels, which include retail home loan centers, financial centers, correspondent financial institutions, prime and specialty wholesale home loan centers, consumer direct contact through call centers and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, the Home Loans Group manages the Company's captive private mortgage and hazard reinsurance activities. Beginning with the three months ended September 30, 2002, the MSR risk management activities associated with the group's MSR portfolio are reflected in the Home Loans Group. This was a change of ownership in the MSR risk management instruments from Corporate Support/Treasury & Other to the Home Loans Group, not a change in methodologies, as the income activity on these instruments was previously allocated to the Home Loans Group.

        The Specialty Finance Group conducts operations through the Company's banking subsidiaries and Washington Mutual Finance Corporation ("Washington Mutual Finance"). The Specialty Finance Group primarily provides real estate secured financing for multi-family properties. Commercial real estate lending, residential builder construction finance (recently renamed Home Builder Finance) and mortgage banker financing are also part of the group's secured financing activities. This group also offers commercial banking services to its customers and conducts a consumer finance business through Washington Mutual Finance.

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

        Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2002
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$967	$997	$305	$(350)	$1,919
Provision for loan and lease losses	46	61	60	(32)	135
Noninterest income	563	969	5	(157)	1,380
Noninterest expense	783	619	74	149	1,625
Income taxes	266	482	66	(251)	563

Net income	$435	$804	$110	$(373)	$976

Average loans	$21,463	$119,941	$30,318	$178	$171,900
Average assets	25,944	174,079	31,855	29,270	261,148
Average deposits	116,579	12,697	2,938	3,259	135,473
	Three Months Ended September 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$551	$443	$244	$578	$1,816
Provision for loan and lease losses	35	61	61	43	200
Noninterest income	482	409	16	(44)	863
Noninterest expense	628	333	62	131	1,154
Income taxes	142	182	53	116	493

Net income	$228	$276	$84	$244	$832

Average loans	$13,675	$109,815	$27,910	$530	$151,930
Average assets	17,783	149,347	29,364	31,963	228,457
Average deposits	82,418	9,638	2,935	4,185	99,176
	Nine Months Ended September 30, 2002
	Banking and Financial Services	Home Loans and Insurance Services		Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$2,617	$2,760		$883	$155	$6,415
Provision for loan and lease losses	145	184		183	(42)	470
Noninterest income	1,614	1,965	(1)	48	(231)	3,396
Noninterest expense	2,215	1,724		225	586	4,750
Income taxes	709	1,069		197	(295)	1,680

Net income	$1,162	$1,748		$326	$(325)	$2,911

Average loans	$20,463	$121,009		$30,219	$149	$171,840
Average assets	24,862	164,797		31,663	49,369	270,691
Average deposits	110,772	11,466		2,780	5,015	130,033

(1)
Includes a $1.07 billion allocation of pretax net financial hedge gains transferred from the Corporate Support/Treasury & Other category for the nine months ended September 30, 2002.

	Nine Months Ended September 30, 2001
	Banking and Financial Services	Home Loans and Insurance Services	Specialty Finance	Corporate Support/Treasury & Other	Total
	(in millions)
Condensed income statement:
Net interest income	$1,659	$1,410	$723	$1,057	$4,849
Provision for loan and lease losses	99	183	185	(92)	375
Noninterest income	1,312	1,017	49	40	2,418
Noninterest expense	1,803	851	184	448	3,286
Income taxes	411	549	153	221	1,334

Net income	$658	$844	$250	$520	$2,272

Average loans	$12,839	$105,082	$27,818	$348	$146,087
Average assets	16,397	146,563	28,862	30,124	221,946
Average deposits	81,702	6,714	2,528	3,182	94,126

Note 6: Derivative Financial Instruments

        During the quarter, the Company removed its cash flow hedge designation on certain payor swaptions because it was probable that the underlying hedged items, which were interest payments on anticipated issuances of certain five-year adjustable-rate borrowings, were not going to occur by the end of the originally specified time periods or within the additional periods of time allowed by SFAS No. 133. This change in anticipated issuances of debt is mainly related to the Company's rising deposit balances, which has decreased its reliance on long-term adjustable-rate borrowings as a source of funding. Thus, in accordance with SFAS No. 133, the accumulated loss of $112 million related to these payor swaptions at September 30, 2002 was reclassified from accumulated other comprehensive income in the Consolidated Statements of Financial Condition to revaluation gain (loss) from derivatives in the Consolidated Statements of Income.

Note 7: Recently Adopted Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements is a normal part of our asset and liability management strategy. As encouraged by this pronouncement, we applied the provisions of SFAS No. 145 related to the treatment of debt extinguishments as of January 1, 2002. Accordingly, the gain from extinguishment of repurchase agreements for the three and nine months ended September 30, 2002 in the amount of $98 million and $293 million is now recorded as a component of noninterest income. Also, the gain from extinguishment of repurchase agreements of $125 million that was recorded as an extraordinary item, on a net-of-tax basis, for the three and nine months ended September 30, 2001 has been reclassified to noninterest income. Similar gains that were recorded as extraordinary items in the fourth quarter of 2001 will likewise be reclassified to noninterest income when comparative financial statements that include this prior period are presented.

        In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, adopted this Statement as of October 1, 2002. Upon adoption, after-tax amortization of $24 million that had been recognized during the nine months ended September 30, 2002 will be eliminated and, as required by this Statement, the financial statements for the first three quarters of 2002 will be restated as if this new accounting standard had been applied as of the beginning of the year.

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions, except per share amounts and ratios)
PROFITABILITY
Net interest income	$1,919	$1,816	$6,415	$4,849
Net interest margin	3.36%	3.53%	3.55%	3.14%
Noninterest income	$1,380	$863	$3,396	$2,418
Noninterest expense	1,625	1,154	4,750	3,286
Net income	976	832	2,911	2,272
Net income per common share:
Basic	$1.03	$0.97	$3.06	$2.67
Diluted	1.01	0.94	3.01	2.63
Basic weighted average number of common shares outstanding (in thousands)	947,293	859,497	949,868	848,301
Diluted weighted average number of common shares outstanding (in thousands)	963,422	879,374	966,938	863,206
Return on average assets	1.49%	1.46%	1.43%	1.36%
Return on average common equity	18.70	23.64	19.78	23.60
Efficiency ratio, excluding amortization of other intangible assets	48.48	41.29 (1)	47.64	43.48 (1)
Efficiency ratio, including amortization of other intangible assets	49.25	43.09 (2)	48.42	45.23 (2)
ASSET QUALITY
Period end:
Nonaccrual loans(3)	$2,188	$1,726	$2,188	$1,726
Foreclosed assets	309	221	309	221
Total nonperforming assets	2,497	1,947	2,497	1,947
Restructured loans	112	128	112	128
Total nonperforming assets and restructured loans	2,609	2,075	2,609	2,075
Allowance for loan and lease losses	1,705	1,295	1,705	1,295
Allowance as a percentage of total loans held in portfolio	1.13%	0.97%	1.13%	0.97%
Period-to-date:
Provision for loan and lease losses	$135	$200	$470	$375
Net charge-offs	88	75	303	208
CAPITAL ADEQUACY
Stockholders' equity/total assets	7.68%	6.50%	7.68%	6.50%
Stockholders' equity(4)/total assets(4)	7.51	6.24	7.51	6.24
Tangible common equity(4)(5)/total assets(4)(5)	5.27	5.41	5.27	5.41
Estimated total risk-based capital/risk-weighted assets(6)	11.16	12.35	11.16	12.35

(1)
Excludes amortization of goodwill.
(2)
Includes amortization of goodwill.
(3)
Excludes nonaccrual loans held for sale.
(4)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives.
(5)
Excludes goodwill and intangible assets but includes mortgage servicing rights.
(6)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. were a bank holding company that complied with Federal Reserve Board capital requirements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions, except per share amounts and ratios)
SUPPLEMENTAL DATA
Average balance sheet:
Average loans	$171,900	$151,930	$171,840	$146,087
Average interest-earning assets	229,364	206,799	240,253	205,113
Average total assets	261,148	228,457	270,691	221,946
Average interest-bearing deposits	111,408	80,485	107,858	78,878
Average noninterest-bearing deposits	24,065	18,691	22,175	15,248
Average stockholders' equity	20,858	14,054	19,587	12,808
Period-end balance sheet:
Total loans held in portfolio, net of allowance for loan and lease losses	149,225	131,605	149,225	131,605
Total loans held for sale	26,440	18,035	26,440	18,035
Total interest-earning assets	230,167	202,636	230,167	202,636
Total assets	262,605	223,638	262,605	223,638
Total interest-bearing deposits	112,969	81,062	112,969	81,062
Total noninterest-bearing deposits	27,639	18,671	27,639	18,671
Total stockholders' equity	20,161	14,529	20,161	14,529
Dividends declared per common share	$0.27	$0.23	$0.78	$0.66

Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

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

  •
  the impact of rising interest rates may increase our cost of interest-bearing liabilities, which could outpace the increase in the yield on interest-earning assets and lead to a reduction in the net interest margin, along with potential decreases in mortgage loan volumes and a corresponding reduction in gain from mortgage loans;

  •
  the impact of falling interest rates may accelerate mortgage prepayment rates, which would increase the impairment on mortgage servicing rights ("MSR") and may result in balance sheet shrinkage causing a potential reduction in net interest income;

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

Overview

        Washington Mutual, Inc. is a financial services company committed to serving consumers and small to mid-sized businesses. When we refer to "we" or "Washington Mutual" or the "Company" in this Form 10-Q, we mean Washington Mutual, Inc., and its consolidated subsidiaries. We accept deposits from the general public, originate, purchase, service and sell residential loans, make consumer loans and commercial real estate loans (primarily loans secured by multi-family properties), and engage in certain commercial banking activities such as providing credit facilities and cash management and deposit services. We originate, purchase, sell and service specialty mortgage finance loans and provide direct installment loans and purchase retail installment contracts. We also market annuities and other insurance products, offer full service securities brokerage services, and act as the investment advisor to, and the distributor of, mutual funds.

        During the first quarter of 2002, the Company completed two acquisitions. On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. ("Dime"). This acquisition added approximately $31 billion to our asset base and increased our deposit base by approximately $15 billion. On March 1, 2002, we acquired for cash, certain operating assets of HomeSide Lending, Inc. ("HomeSide"), the U.S. mortgage unit of the National Australia Bank Limited ("National"). National retained ownership of HomeSide, thereby retaining ownership of HomeSide's MSR, along with the related risk management instruments and certain other assets and liabilities. On October 1, 2002, the Company also acquired the ownership of HomeSide for approximately $1.3 billion in cash. With this acquisition the Company acquired approximately $1.2 billion in MSR pertaining to the mortgage servicing portfolio it subservices for HomeSide, a net fair value of $850 million in derivative instruments (which are used to hedge MSR) and $500 million in other assets, and assumed $760 million in long-term debt and $500 million in other liabilities.

        The acquisition of Dime also contributed significantly to the growth in our mortgage lending business, and accordingly, resulted in significant increases in our MSR and our loans serviced for others portfolio. At the date of acquisition, Dime added $926 million to the MSR balance and also added $49,242 million to the loans serviced for others portfolio.

        Variances in the amounts reported on the Consolidated Statements of Income between the three months ended September 30, 2002 and the comparable period in 2001 are partially attributable to the results from the aforementioned acquisitions, which are included within the consolidated results of the Company from the date of acquisition.

        Variances in the amounts reported on the Consolidated Statements of Income between the nine months ended September 30, 2002 and the comparable period in 2001 are partially attributable to the results from the aforementioned acquisitions as well as the acquisition of Fleet Mortgage Corp. ("Fleet"). These acquisitions were included within the consolidated results of the Company from the date of acquisition.

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our MSR and rate lock commitments, and the methodology that determines our allowance for loan and lease losses. The valuation of MSR and rate lock commitments is described in greater detail in Management's Discussion and Analysis on pages 24 and 25 and the methodology that determines the allowance for loan and lease losses is described in greater detail in Management's Discussion and Analysis on page 36.

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

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

        In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, adopted this Statement as of October 1, 2002. Upon adoption, after-tax year-to-date amortization of $24 million that had been recognized through September 30, 2002 will be eliminated and, as required by this Statement, the financial statements for the first three quarters of 2002 will be restated as if this new accounting standard had been applied as of the beginning of the year.

Earnings Performance

    Net Interest Income

        Despite a decline in interest income, for the three months ended September 30, 2002, net interest income increased $103 million or 6% compared with the same period in 2001. The increase in net interest income is due to an increase in average interest-earning assets, which was substantially due to the loan portfolio acquired from Dime. This volume related increase in net interest income was partially offset by a decrease in the net interest margin. The decrease in the margin was primarily due to the impact of declining loan yields, which was partially offset by lower wholesale borrowing rates and lower rates on interest-bearing deposits, other than checking accounts. Our loan portfolio continued to reprice downward from the interest rate environment that was in effect throughout 2001. Our wholesale borrowing rates, which reprice more quickly to current market rates than our interest-earning assets, benefited from the 125 basis point reduction in the Federal Funds rate that occurred during the fourth quarter of 2001. The rate on interest-bearing checking experienced a significant increase due to the rates offered on Platinum Checking accounts. The average rate paid on Platinum Checking accounts during the three months ended September 30, 2002 was 2.89%. During the three months ended September 30, 2002, the average balance of Platinum Checking accounts was $40,436 million compared with $530 million during the same period in 2001.

        For the nine months ended September 30, 2002, net interest income increased $1.57 billion or 32% compared with the same period in 2001, primarily as a result of an increase of $35.14 billion in average interest-earning assets, a majority of which resulted from the Dime and Fleet acquisitions. The increase in net interest income was also attributable to a 41 basis point increase in the net interest margin during the period. The margin benefited from lower wholesale borrowing costs, which declined due to last year's 475 basis point reduction in the Federal Funds rate.

        Interest rate contracts held for asset/liability interest rate risk management purposes decreased net interest income by $146 million and $275 million for the three and nine months ended September 30, 2002 and $20 million and $80 million for the same periods in 2001.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2002			2001
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
			(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$3,707	1.74%	$17	$134	3.67%	$3
Available-for-sale ("AFS") securities(1):
Mortgage-backed securities ("MBS")	24,882	5.53	344	37,863	6.83	646
Investment securities	24,472	5.02	308	12,739	5.61	179
Loans(2)(3):
Single-family residential ("SFR")	109,265	5.66	1,545	100,548	6.82	1,714
Specialty mortgage finance(4)	11,078	9.29	257	9,788	9.87	242

Total SFR	120,343	5.99	1,802	110,336	7.09	1,956
SFR construction(5)	2,105	6.57	35	2,821	8.00	57
Second mortgage and other consumer:
Banking subsidiaries	16,762	6.50	273	9,946	8.05	201
Washington Mutual Finance Corporation ("Washington Mutual Finance")	2,695	16.29	110	2,543	16.56	106
Commercial business	5,007	5.69	72	5,302	6.91	93
Commercial real estate:
Multi-family	18,106	5.93	269	16,329	7.46	305
Other commercial real estate	6,882	6.55	114	4,653	7.65	90

Total loans	171,900	6.21	2,675	151,930	7.38	2,808
Other	4,403	6.23	69	4,133	5.21	54

Total interest-earning assets	229,364	5.94	3,413	206,799	7.13	3,690
Noninterest-earning assets:
MSR	5,933			7,069
Goodwill	6,038			2,083
Other	19,813			12,506

Total assets	$261,148			$228,457

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$46,508	2.59	304	$6,632	0.86	14
Savings accounts and money market deposit accounts ("MMDAs")	29,963	1.45	109	36,532	2.88	266
Time deposit accounts	34,937	2.98	263	37,321	4.84	455

Total interest-bearing deposits	111,408	2.41	676	80,485	3.62	735
Federal funds purchased and commercial paper	1,983	1.43	7	4,309	3.71	40
Securities sold under agreements to repurchase ("repurchase agreements")	26,814	3.06	207	27,353	3.29	227
Advances from Federal Home Loan Banks ("FHLBs")	56,926	3.00	431	62,614	4.17	658
Other	13,549	5.06	173	15,459	5.51	214

Total interest-bearing liabilities	210,680	2.81	1,494	190,220	3.91	1,874

Noninterest-bearing sources:
Noninterest-bearing deposits	24,065			18,691
Other liabilities	5,545			5,492
Stockholders' equity	20,858			14,054

Total liabilities and stockholders' equity	$261,148			$228,457

Net interest spread and net interest income		3.13	$1,919		3.22	$1,816

Impact of noninterest-bearing sources		0.23			0.31
Net interest margin		3.36			3.53

(1)
Yield is based on average amortized cost balances.
(2)
Nonaccrual loans were included in the average loan amounts outstanding.
(3)
Interest income for loans includes amortization of net deferred loan origination costs of $56 million and $44 million for the three months ended September 30, 2002 and 2001.
(4)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(5)
Includes loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale, and loans made directly to the intended occupant of a single-family residence.

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Rate	Interest Income or Expense	Average Balance	Rate	Interest Income or Expense
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$2,289	1.77%	$31	$273	5.83%	$12
AFS securities(1):
MBS	24,199	5.62	1,019	44,882	7.08	2,384
Investment securities	37,301	4.98	1,392	9,818	5.61	413
Loans(2)(3):
SFR	110,564	5.88	4,874	96,775	7.24	5,254
Specialty mortgage finance(4)	10,867	9.36	763	8,756	9.96	655

Total SFR	121,431	6.19	5,637	105,531	7.47	5,909
SFR construction(5)	2,290	6.74	116	2,744	8.39	173
Second mortgage and other consumer:
Banking subsidiaries	15,773	6.66	786	9,395	8.61	605
Washington Mutual Finance	2,584	16.44	318	2,544	16.54	316
Commercial business	5,204	5.58	219	4,670	7.67	270
Commercial real estate:
Multi-family	17,699	6.08	808	16,675	7.95	995
Other commercial real estate	6,859	6.61	341	4,528	8.08	275

Total loans	171,840	6.38	8,225	146,087	7.80	8,543
Other	4,624	6.17	214	4,053	6.17	188

Total interest-earning assets	240,253	6.04	10,881	205,113	7.50	11,540
Noninterest-earning assets:
MSR	6,918			4,858
Goodwill	5,759			1,825
Other	17,761			10,150

Total assets	$270,691			$221,946

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$35,873	2.65	711	$6,408	1.35	65
Savings accounts and MMDAs	33,357	1.49	372	36,772	3.47	954
Time deposit accounts	38,628	3.13	905	35,698	5.34	1,426

Total interest-bearing deposits	107,858	2.46	1,988	78,878	4.14	2,445
Federal funds purchased and commercial paper	3,690	1.73	48	4,685	4.76	166
Repurchase agreements	38,595	2.21	638	29,550	4.63	1,024
Advances from FHLBs	60,595	2.78	1,262	63,698	5.06	2,410
Other	13,892	5.10	530	12,929	6.68	646

Total interest-bearing liabilities	224,630	2.66	4,466	189,740	4.72	6,691

Noninterest-bearing sources:
Noninterest-bearing deposits	22,175			15,248
Other liabilities	4,299			4,150
Stockholders' equity	19,587			12,808

Total liabilities and stockholders' equity	$270,691			$221,946

Net interest spread and net interest income		3.38	$6,415		2.78	$4,849

Impact of noninterest-bearing sources		0.17			0.36
Net interest margin		3.55			3.14

(1)
Yield is based on average amortized cost balances.
(2)
Nonaccrual loans were included in the average loan amounts outstanding.
(3)
Interest income for loans includes amortization of net deferred loan origination costs of $154 million and $117 million for the nine months ended September 30, 2002 and 2001.
(4)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(5)
Includes loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale, and loans made directly to the intended occupant of a single-family residence.

    Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Percentage Change	2002	2001	Percentage Change
	(dollars in millions)
Depositor and other retail banking fees	$426	$333	28%	$1,185	$937	26%
Securities fees and commissions	92	78	18	272	226	20
Insurance income	46	22	109	132	65	103
SFR mortgage banking (expense) income(1):
Loan servicing fees	508	425	20	1,609	928	73
Loan subservicing fees	34	11	209	87	15	480
Amortization of MSR	(713)	(293)	143	(1,696)	(624)	172
Impairment adjustment	(1,849)	(554)	234	(2,911)	(692)	321
Other, net	(97)	(44)	120	(238)	(104)	129

Net SFR loan servicing (expense) income	(2,117)	(455)	365	(3,149)	(477)	560
Loan related income	125	44	184	326	107	205
Gain from mortgage loans	418	275	52	889	677	31
(Loss) gain from sale of originated MBS	(1)	5	–	19	100	(81)

Total SFR mortgage banking (expense) income	(1,575)	(131)	–	(1,915)	407	–
Portfolio loan related income	85	49	73	226	134	69
Gain from other AFS securities	356	253	41	195	209	(7)
Revaluation gain (loss) from derivatives	1,582	(2)	–	2,423	(4)	–
Gain on extinguishment of repurchase agreements	98	125	(22)	293	125	134
Net settlement income from certain interest-rate swaps	116	–	–	224	–	–
Other income	154	136	13	361	319	13

Total noninterest income	$1,380	$863	60	$3,396	$2,418	40

(1)
Does not include interest income on loans held for sale or the effect of custodial/escrow deposits on net interest income.

    SFR Mortgage Banking (Expense) Income

        The increase in SFR loan servicing fees for the three and nine months ended September 30, 2002 was the result of the increase in our loans serviced for others portfolio, partially offset by a decline in the aggregate weighted average servicing fee. Our loans serviced for others portfolio increased from $376,248 million at September 30, 2001 to $478,275 million at September 30, 2002 primarily as a result of our strong levels of salable SFR loan volume, in which we retain the servicing relationship. The strong SFR loan volume was primarily due to high refinancing volume, which was caused by very low mortgage rates.

        Total loans serviced for others portfolio by type was as follows:

	September 30, 2002
	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)
Government	$67,969	54
Agency	308,467	35
Private	90,791	48
Specialty home loans	11,048	50

Total loans serviced for others portfolio	$478,275	40

        The decrease in the weighted average servicing fee from 44 basis points at September 30, 2001 to 40 basis points at September 30, 2002 was primarily due to sales of excess servicing during the second and third quarters, which decreased the net MSR balance by $822 million but had no impact on the unpaid principal balance of the loans serviced for others portfolio.

        A continued decrease in long-term mortgage rates during the third quarter led to higher anticipated prepayment rates, which resulted in MSR impairment of $1,849 million and $2,911 million for the three and nine months ended September 30, 2002, increasing the MSR impairment reserve to $4,320 million as of September 30, 2002. Continued high volumes of actual prepayment activity during the third quarter of 2002, coupled with the growth in the MSR servicing portfolio, resulted in higher MSR amortization, as compared with the third quarter of 2001.

        In measuring the impairment of MSR, we stratify the loans in our servicing portfolio based on loan type, coupon rate and other predetermined characteristics. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its carrying value. At September 30, 2002, we stratified the loans in our servicing portfolio as follows:

	September 30, 2002
	Rate Band	Gross Book Value	Valuation Allowance	Net Book Value	Fair Value
	(in millions)
ARMs	All loans	$1,389	$320	$1,069	$1,069
Conventional	0.00% to 7.49%	3,595	1,830	1,765	1,765
Conventional	7.50% to 8.99%	981	630	351	351
Conventional	9.00% and above	28	–	28	31
Government	0.00% to 7.49%	922	477	445	445
Government	7.50% to 8.99%	705	366	339	339
Government	9.00% and above	49	17	32	32
Private	0.00% to 7.49%	680	433	247	247
Private	7.50% to 8.99%	322	196	126	126
Private	9.00% and above	22	3	19	19

Primary Servicing		8,693	4,272	4,421	4,424
Master servicing	All loans	119	48	71	72
Specialty home loans	All loans	49	–	49	67
Multi-family	All loans	7	–	7	9

Total		$8,868	$4,320	$4,548	$4,572

        The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR are the discounted present value of the future net cash flows we expect to receive from our servicing portfolio. Accordingly, prepayment risk subjects our MSR to impairment risk.

        We estimate fair value of each MSR stratum using a discounted cash flow ("DCF") model, independent third-party appraisals and management's analysis of observable data to formulate conclusions about anticipated changes in future market conditions, including interest rates. The DCF model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. The reasonableness of management's assumptions about these factors is confirmed through independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the value conclusions. At September 30, 2002, key economic assumptions and the sensitivity of the current fair value for SFR MSR to immediate changes in those assumptions were as follows:

	September 30, 2002
	Mortgage Servicing Rights
	Adjustable-Rate Loans	Fixed-Rate Loans
	(dollars in millions)
Fair value of SFR MSR	$1,069	$3,355
Expected weighted-average life (in years)	3.91	3.03
Constant prepayment rate(1)	22.63%	31.56%
Impact on fair value of 25% decrease	$206	$1,014
Impact on fair value of 50% decrease	502	2,514
Impact on fair value of 100% increase	(512)	(2,010)
Impact on fair value of 200% increase	(738)	(2,444)
Future cash flows discounted at	10.02%	8.80%
Impact on fair value of 25% decrease	$85	$179
Impact on fair value of 50% decrease	189	387
Impact on fair value of 25% increase	(72)	(156)
Impact on fair value of 50% increase	(132)	(294)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial

Statements – "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

        Loan related income increased during the three and nine months ended September 30, 2002 primarily due to increased late charges on the loans serviced for others and income related to Government National Mortgage Association ("GNMA") advances and pool buy-outs.

        The continuing high volume of refinancing activity allowed us to generate strong levels of salable SFR loan volume in the third quarter. Additionally, the Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value with changes in fair value recorded in gain from mortgage loans. The fair value of the rate lock commitments is predominantly determined by the value of the anticipated servicing income which is calculated using the same valuation methodologies as the Company's MSR. Rate lock commitment volume totaled $69,309 million and $153,631 million for the three and nine months ended September 30, 2002, compared with $37,592 million and $83,515 million for the same periods in 2001. The combined effect of the high levels of salable SFR loan and rate lock commitment volume resulted in gain from mortgage loans of $418 million and $889 million during the three and nine months ended September 30, 2002 compared to $275 million and $677 million during the same periods in 2001.

        For MSR risk management purposes, the Company has decreased its reliance on investment securities by shifting to a blend of investment securities, interest rate contracts and forward purchase commitments. The following table shows the impact of the MSR risk management activities on the following components of noninterest income for the three months ended September 30, 2002.

	MSR Risk Management	Asset/Liability Risk Management	Total
	(in millions)
Gain (loss) from other AFS securities	$388	$(32)	$356
Revaluation gain (loss) from derivatives	1,694	(112)	1,582
Gain (loss) on extinguishment of repurchase agreements	136	(38)	98
Net settlement income from certain interest-rate swaps	116	–	116

Total	$2,334	$(182)	$2,152

        Gain from sale of originated MBS during the nine months ended September 30, 2001 included gains from the sale of adjustable-rate mortgage ("ARM") loans that were securitized in the fourth quarter of 2000 and other MBS that were securitized in earlier periods.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three and nine months ended September 30, 2002 was primarily due to higher levels of overdraft fees that resulted from an increased number of noninterest-bearing checking accounts in comparison with the three and nine months ended September 30, 2001. The number of these accounts at September 30, 2002 totaled 5,662,471, an increase of more than 849,000 from September 30, 2001. This increase included approximately 200,000 noninterest-bearing checking accounts acquired from Dime during the first quarter of 2002.

        Securities fees and commissions increased during the three and nine months ended September 30, 2002, substantially due to an increase in sales of fixed annuities.

        Insurance income increased during the three and nine months ended September 30, 2002 largely due to the continued growth in our captive reinsurance programs. The Dime acquisition also contributed to an increase in revenues in optional insurance and property and casualty insurance products.

        A majority of the growth in portfolio loan related income for the three and nine months ended September 30, 2002 was due to increased late charges on the loan portfolio, continued high loan prepayment fees as a result of refinancing activity and the Dime acquisition.

    Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001	Percentage Change	2002		2001	Percentage Change
	(dollars in millions)
Compensation and benefits	$719		$507	42%	$2,141		$1,389	54%
Occupancy and equipment	289		202	43	859		576	49
Telecommunications and outsourced information services	136		111	23	409		322	27
Depositor and other retail banking losses	55		37	49	153		99	55
Amortization of goodwill	–	(1)	31	(100)	–	(1)	76	(100)
Amortization of other intangible assets	25		17	47	77		51	51
Advertising and promotion	75		52	44	188		135	39
Postage	50		37	35	136		98	39
Professional fees	55		51	8	161		139	16
Loan expense	65		34	91	154		73	111
Travel and training	31		35	(11)	102		83	23
Other expense	125		40	213	370		245	51

Total noninterest expense	$1,625		$1,154	41	$4,750		$3,286	45

(1)
The Company adopted SFAS No. 142 on January 1, 2002, and no longer amortizes goodwill.

        The increase in employee base compensation and benefits expense for the three and nine months ended September 30, 2002 over the same periods a year ago was primarily due to the acquisitions of Dime and HomeSide and the hiring of additional staff to support our expanding operations. Full-time equivalent employees ("FTE") were 50,329 at September 30, 2002 compared with 37,830 at September 30, 2001. The Dime and HomeSide acquisitions added a total of approximately 9,000 FTE.

        The increase in occupancy and equipment expense for the three and nine months ended September 30, 2002 resulted primarily from properties and equipment acquired from recent acquisitions.

        The increase in telecommunications and outsourced information services expense for the three and nine months ended September 30, 2002 was primarily attributable to higher usage of voice and data network services, outsourced data processing services and internet services. Additionally, the Company added 30 and 181 financial centers during the three and nine months ended September 30, 2002 as a result of acquisitions and the opening of Occasio™ (Occasio is a trademark of the Company) financial centers in new and existing markets, which also contributed to higher telecommunications expense. WorldCom, Inc. is a supplier of telecommunications services to the Company under the terms of a multi-year contract and has not taken action in its bankruptcy proceedings to either affirm or reject the contract.

        The increase in depositor and other retail banking losses in the periods reported was primarily due to higher loss levels per account as a result of increases in forgeries and returned deposited items.

        The increase in amortization of other intangible assets expense during the periods reported was substantially due to the core deposit intangible acquired in the Dime acquisition. Effective October 1, 2002 and in accordance with the adoption of SFAS No. 147 on that date, the Company ceased amortization of unidentifiable intangible assets related to acquired branches.

        Advertising and promotion expense increased for the periods reported primarily due to the marketing campaign in the New York metropolitan area.

        The increase in loan expense for the three and nine months ended September 30, 2002 was mostly due to higher non-deferred loan closing costs, which were attributable to an overall increase in loan originations and purchases, and higher mortgage payoff expenses.

        Travel and training for the three months ended September 30, 2002 decreased slightly due to a reduction in travel and training related to merger activities. However, travel and training for the nine months ended September 30, 2002 increased primarily due to increased travel related to the Dime and HomeSide acquisitions and the training of new and recently transferred employees during the first half of the year.

        A significant portion of the increase in other expense during the periods reported was due to increases in foreclosed assets, regulatory assessments, outside printing services, business taxes, office supplies and higher reinsurance management fees.

Review of Financial Condition

        Assets.    At September 30, 2002, our assets were $262,605 million, an increase of 8% from $242,506 million at December 31, 2001. The increase was predominantly attributable to the Dime and HomeSide acquisitions.

        Securities.    Securities consisted of the following:

	September 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$18,419	$1,201	$–	$19,620
Other securities	332	15	(2)	345
Equity securities	132	2	(1)	133

Total investment securities	18,883	1,218	(3)	20,098
MBS:
U.S. Government and agency	18,832	648	(7)	19,473
Private issue	6,848	193	(20)	7,021

Total MBS securities	25,680	841	(27)	26,494

Total available-for-sale securities	$44,563	$2,059	$(30)	$46,592

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$30,459	$41	$(1,143)	$29,357
Other securities	256	5	(3)	258
Equity securities	171	2	(7)	166

Total investment securities	30,886	48	(1,153)	29,781
MBS:
U.S. Government and agency	17,780	441	(23)	18,198
Private issue	10,117	264	(11)	10,370

Total MBS securities	27,897	705	(34)	28,568

Total available-for-sale securities	$58,783	$753	$(1,187)	$58,349

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Available-for-sale securities
Realized gross gains	$607	$275	$888	$377
Realized gross losses	(252)	(17)	(674)	(68)

Realized net gain (loss)	$355	$258	$214	$309

        Our MBS portfolio declined $2,074 million to $26,494 million at September 30, 2002 from $28,568 million at December 31, 2001. This decrease was predominantly related to high prepayment activity and sales during the first nine months of 2002, partially offset by purchases of MBS and loans securitized and retained as MBS. Other investment securities decreased $9,683 million to $20,098 million at September 30, 2002 from $29,781 million at December 31, 2001 which was primarily related to the sales of fixed-rate U.S. Government agency and treasury bonds.

        Loans.    Loans held in portfolio consisted of the following:

	September 30, 2002	December 31, 2001
	(in millions)
SFR	$87,773	$82,021
Specialty mortgage finance(1)	10,866	9,821

Total SFR loans	98,639	91,842
SFR construction:
Builder(2)	1,159	1,623
Custom(3)	915	979
Second mortgage and other consumer:
Banking subsidiaries	16,848	10,462
Washington Mutual Finance	2,695	2,586
Commercial business	5,385	5,390
Commercial real estate:
Multi-family	18,408	15,608
Other commercial real estate	6,881	4,501

Total loans held in portfolio	$150,930	$132,991

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Substantially all of the increase in loans held in portfolio was a result of high volumes of loan originations and purchases coupled with loans added through the Dime acquisition, partially offset by loan payments.

        Loan volume was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
SFR:
ARMs	$25,928	$9,120	$58,629	$24,333
Fixed rate	38,323	30,781	108,553	68,258
Specialty mortgage finance(1)	3,370	3,186	10,048	8,406

Total SFR loan volume	67,621	43,087	177,230	100,997
SFR construction:
Builder(2)	567	86	1,452	1,813
Custom(3)	214	200	567	757
Second mortgage and other consumer:
Banking subsidiaries	3,554	2,280	11,186	5,780
Washington Mutual Finance	496	499	1,484	1,453
Commercial business	533	573	1,774	2,148
Commercial real estate:
Multi-family	1,870	580	3,976	1,982
Other commercial real estate	628	145	1,280	783

Total loan volume	$75,483	$47,450	$198,949	$115,713

(1)
Includes purchased subprime loan portfolios as well as first mortgages originated by Washington Mutual Finance and Long Beach Mortgage.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Loan volume by channel was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Originated	$52,020	$27,022	$135,225	$76,783
Purchased/Correspondent	23,463	20,428	63,724	38,930

Total loan volume by channel	$75,483	$47,450	$198,949	$115,713

        Refinancing activity(1) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
SFR:
ARMs	$19,681	$6,937	$44,413	$16,677
Fixed rate	25,653	18,805	68,170	42,990
SFR construction	12	7	40	23
Second mortgage and other consumer	584	84	1,912	225
Commercial real estate	391	326	1,250	903

Total refinances	$46,321	$26,159	$115,785	$60,818

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

        Loan volume increased during the three and nine months ended September 30, 2002 due largely to higher refinancing activity. Purchased/correspondent loans increased during the nine months ended September 30, 2002 due to the expansion of our correspondent lending activities, which primarily resulted from the acquisition of Dime, Fleet and HomeSide. Purchased/correspondent volume for specialty mortgage finance loans was $1.27 billion and $4.09 billion for the three and nine months ended September 30, 2002, compared with $1.61 billion and $4.02 billion for the three and nine months ended September 30, 2001. Although we expect total loan volume to increase in the fourth quarter of 2002, the amount of growth is likely to be constrained by operational capacity limitations.

        Other Assets.    Other assets consisted of the following:

	September 30, 2002	December 31, 2001
	(in millions)
Premises and equipment	$2,600	$1,999
Investment in bank-owned life insurance	1,923	1,535
Accrued interest receivable	1,109	1,417
Foreclosed assets	309	228
GNMA advances and pool buy-outs	4,151	1,849
Other intangible assets	498	349
Derivatives	3,757	745
Other	4,067	2,467

Total other assets	$18,414	$10,589

        GNMA advances and pool buy-outs consist of advances made to GNMA mortgage pools for delinquent loans and certain foreclosure costs and loans repurchased from GNMA mortgage pools. Subsequent to September 30, 2002, the Company recorded the GNMA mortgage loans which are currently eligible for repurchase, as GNMA pool buy-outs as of September 30, 2002. The total impact of this change was to increase other assets by $1,504 million with a corresponding increase in other liabilities.

        Advances made to buy out government agency-guaranteed loans pursuant to the Company's servicing agreements are referred to as "operational buy-outs" by the Company. The Company, on behalf of the Federal Housing Administration and the Department of Veterans Affairs, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for most of the principal and interest advances to security holders and a majority of the administrative costs of the foreclosure. The Company has recorded a valuation allowance to provide for the unreimbursed portion of these advances and administrative costs of $64 million at September 30, 2002, compared with $42 million at December 31, 2001.

        In addition to operational buy-outs, the Company has the ability to repurchase certain GNMA loans that have missed one payment within the last four consecutive months. When such loans are repurchased, they are typically sold to private investors during the month of repurchase. On November 6, 2002, GNMA changed its policy governing the repurchase of loans from mortgage pools, which will be effective for mortgage pools issued after January 1, 2003. This revised policy will no longer allow the Company to repurchase pooled loans when at least one missed payment remains uncured for four consecutive months. The Company will continue to be allowed, however, to repurchase pooled loans when no payments are received for three consecutive months. The Company does not expect this change to have a significant impact on its results of operations or financial condition.

        The increase in the derivatives balance from December 31, 2001 to September 30, 2002 was primarily due to increases in the fair value of MSR risk management derivatives.

        Deposits.    Deposits consisted of the following:

	September 30, 2002	December 31, 2001
	(in millions)
Checking accounts:
Interest bearing	$50,301	$15,295
Noninterest bearing	26,812	22,441

	77,113	37,736
Savings accounts	10,357	6,970
MMDAs	19,442	25,514
Time deposit accounts	33,696	36,962

Total deposits	$140,608	$107,182

        Deposits increased to $140,608 million at September 30, 2002 from $107,182 million at December 31, 2001. As a result of the acquisition of Dime, we added $15.17 billion in deposits. At September 30, 2002, total deposits included $16.02 billion in custodial/escrow deposits related to loan servicing activities, compared with $10.11 billion at December 31, 2001. Time deposit accounts decreased by $9.37 billion from year-end 2001, primarily as a result of decreases in liquid certificates of deposit and the Institutional Certificate of Deposit program, substantially offset by the addition of $6.10 billion of time deposit accounts included in the Dime acquisition.

        Checking accounts, savings accounts and MMDAs ("transaction deposits") increased to 76% of total deposits at September 30, 2002, compared with 66% at year-end 2001. These products generally have the benefit of lower interest costs, compared with time deposit accounts. Even though transaction deposits are more liquid, we consider them to be the core relationship with our customers. A majority of the increase in interest-bearing checking accounts was due to the growth in Platinum Checking deposits, which increased from $9.40 billion at December 31, 2001 to $44.36 billion at September 30, 2002. During the three and nine months ended September 30, 2002, the number of Platinum Checking accounts increased by over 118,000 and 466,000. At September 30, 2002, deposits funded 54% of total assets, compared with 44% at year-end 2001.

        Borrowings.    Our borrowings primarily take the form of repurchase agreements and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

        Other borrowings increased by $839 million during the first nine months of 2002 primarily due to the issuance of senior and subordinated debt, and trust preferred income securities acquired from Dime. Refer to "Liquidity" for further discussion of funding sources.

Off-Balance Sheet Activities

        In the ordinary course of business, we routinely securitize and sell residential mortgage loans, and from time to time, commercial mortgage loans into the secondary market. In general, these securitizations are structured without recourse to the Company. As part of non-agency securitizations, we use qualifying special purpose entities ("QSPE") to facilitate the transfer of mortgage loans into the secondary market. These entities are not consolidated within our financial statements since they satisfy the criteria required by SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be demonstrably distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        The Company has not used unconsolidated special purpose entities as a mechanism to remove nonaccrual loans and foreclosed assets from the balance sheet.

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	September 30, 2002	June 30, 2002	December 31, 2001
	(dollars in millions)
Nonaccrual loans:
SFR	$1,068	$1,092	$974
Specialty mortgage finance(1)	426	420	358

Total SFR nonaccrual loans	1,494	1,512	1,332
SFR construction:
Builder(2)	48	44	26
Custom(3)	6	8	10
Second mortgage and other consumer:
Banking subsidiaries	61	66	64
Washington Mutual Finance	92	88	84
Commercial business	186	177	159
Commercial real estate:
Multi-family	58	65	56
Other commercial real estate	243	272	299

Total nonaccrual loans	2,188	2,232	2,030
Foreclosed assets	309	274	228

Total nonperforming assets	$2,497	$2,506	$2,258
As a percentage of total assets	0.95%	0.96%	0.93%
Restructured loans	$112	$119	$118

Total nonperforming assets and restructured loans	$2,609	$2,625	$2,376

(1)
Includes purchased subprime loans as well as first mortgages originated by Washington Mutual Finance.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans decreased to $2,188 million at September 30, 2002 from $2,232 million at June 30, 2002 but remain $158 million above the balance at December 31, 2001. Of the increase in nonaccrual loans during the nine months ended September 30, 2002, approximately $102 million was attributable to loans acquired in connection with the Dime acquisition. These Dime originated nonaccrual loans are concentrated in SFR as well as the commercial business and commercial real estate loan categories.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $105 million, $114 million and $123 million at September 30, 2002, June 30, 2002 and December 31, 2001. Loans held for sale are accounted for at lower of aggregate cost or market value ("LOCOM"), with valuation changes included as adjustments to gain from mortgage loans.

        SFR nonaccrual loans (excluding specialty mortgage finance) of $1,068 million decreased by $24 million during the three months ended September 30, 2002, but represent a $94 million increase from December 31, 2001. Of the increase, $55 million represents loans acquired through the Dime acquisition. Total SFR nonaccrual loans declined during the three months ended September 30, 2002 due in part to the continued strength in the housing market.

        Specialty mortgage finance nonaccrual loans increased $6 million and $68 million for the three and nine months ended September 30, 2002 to $426 million, reflecting a moderate increase in delinquencies and growth in the portfolio.

        At September 30, 2002, commercial business nonaccrual loans represented 3.5% of total commercial business loans, compared with 2.9% at December 31, 2001, reflecting the overall weakening of U.S. business economic conditions. Small business and Small Business Administration ("SBA") nonaccrual loans both decreased from June 30, 2002, while nonaccrual loans to finance franchise-oriented businesses increased $32 million during the three months ended September 30, 2002 to $68 million.

        The multi-family loan portfolio comprises 73% of all commercial real estate loans at September 30, 2002. This portfolio continues to experience a strong and stable performance with nonaccrual loans in this category representing 0.32% of total multi-family loans at September 30, 2002, compared with 0.37% at June 30, 2002, and 0.36% at December 31, 2001.

        Other commercial real estate nonaccrual loans decreased by $29 million and $56 million during the three and nine months ended September 30, 2002 to $243 million. Declines during the nine months ended September 30, 2002 are primarily due to transfers to foreclosed assets and charge-offs on nonaccrual loans.

        At September 30, 2002, foreclosed assets totaled $309 million, compared with $274 million at June 30, 2002 and $228 million at December 31, 2001. The $81 million increase in foreclosed assets since December 31, 2001 resulted from the natural progression of delinquent loans to foreclosure following the increase in real estate nonaccruals in early 2002.

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

        After considering the uncertain economic climate, growth in the commercial and specialty mortgage finance loan portfolios, and relatively high levels of nonaccrual loans, a $135 million provision for loan and lease losses was recorded in the third quarter of 2002. The provision exceeded net charge-offs by

$47 million during the quarter. As a percentage of average loans held in portfolio, annualized net charge-offs were 0.24% and 0.26% for the three and nine months ended September 30, 2002, compared with 0.22% and 0.21% for the same periods in 2001. Net charge-offs were $88 million and $303 million for the three and nine months ended September 30, 2002, compared with $75 million and $208 million for the same periods in 2001.

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in our loan and lease portfolios as of the balance sheet date. Management performs regular reviews in order to identify these inherent losses and to assess the overall collection probability for these portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, we combine estimates of the allowance needed for loans that are evaluated collectively, such as single-family residential and specialty mortgage finance, and loans that are analyzed individually, such as commercial business and commercial real estate.

        The determination of the allocated component for loans that are evaluated collectively involves the monitoring of delinquency, default and loss rates (among other factors that determine portfolio risk) and an assessment of current economic conditions, particularly in geographic areas where we have significant concentrations. Loss factors are based on the analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors are then applied to the collective total of the loan balances and commitments.

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

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Balance, beginning of period	$1,665	$1,170	$1,404	$1,014
Allowance acquired through business combinations/other	(7)	–	134	114
Provision for loan and lease losses	135	200	470	375

	1,793	1,370	2,008	1,503
Loans charged off:
SFR	(9)	(6)	(31)	(27)
Specialty mortgage finance(1)	(9)	(4)	(27)	(16)

Total SFR charge-offs	(18)	(10)	(58)	(43)
Second mortgage and other consumer:
Banking subsidiaries	(22)	(12)	(65)	(40)
Washington Mutual Finance	(44)	(36)	(133)	(103)
Commercial business	(22)	(19)	(93)	(35)
Commercial real estate:
Multi-family	(1)	–	(2)	–
Other commercial real estate	(2)	(5)	(9)	(10)

Total loans charged off	(109)	(82)	(360)	(231)
Recoveries of loans previously charged off:
SFR	2	–	2	2
Second mortgage and other consumer:
Banking subsidiaries	3	1	9	4
Washington Mutual Finance	5	5	15	14
Commercial business	10	1	29	2
Commercial real estate:
Multi-family	1	–	1	–
Other commercial real estate	–	–	1	1

Total recoveries of loans previously charged off	21	7	57	23

Net charge-offs	(88)	(75)	(303)	(208)

Balance, end of period	$1,705	$1,295	$1,705	$1,295

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.24%	0.22%	0.26%	0.21%
Allowance as a percentage of total loans held in portfolio	1.13	0.97	1.13	0.97

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

    Banking and Financial Services

        Net income was $435 million and $1,162 million for the three and nine months ended September 30, 2002, up from $228 million and $658 million for the same periods a year ago. Net interest income was

$967 million and $2,617 million for the three and nine months ended September 30, 2002, up $416 million or 75% and $958 million or 58% from $551 million and $1,659 million for the three and nine months ended September 30, 2001. These increases in net interest income are substantially due to the increase in interest income on consumer loans as well as decreases in interest expense on deposits and the funding costs for assets and a higher funding credit that resulted from growth in average total deposit balances. Noninterest income increased to $563 million and $1,614 million during the three and nine months ended September 30, 2002 from $482 million and $1,312 million for the same periods in 2001. The increases in noninterest income were predominantly due to the increase in depositor and other retail banking fees associated with higher collections of overdraft fees as well as increased service fees on existing and new checking accounts. The number of checking accounts increased by 17.6% since September 30, 2001.

        Noninterest expense increased to $783 million and $2,215 million during the three and nine months ended September 30, 2002, compared with $628 million and $1,803 million for the same periods in 2001. These increases were driven primarily by increases in compensation and benefits expense, occupancy and equipment, as well as increased advertising and promotion expenses related to the conversion of the branches acquired from Dime.

        Total assets increased by 32% from December 31, 2001, primarily due to the growth in the consumer loan portfolio resulting from a high volume of originations. Total deposits increased by 37% from December 31, 2001, substantially due to the growth in checking accounts as well as the Dime acquisition.

    Home Loans and Insurance Services

        Segment results for the Home Loans and Insurance Services Group were significantly impacted by the addition of the mortgage operations of Dime, HomeSide, and Fleet.

        Net income was $804 million and $1,748 million for the three and nine months ended September 30, 2002, up from $276 million and $844 million for the same periods in 2001. Net interest income was $997 million and $2,760 million during the three and nine months ended September 30, 2002, up from $443 million and $1,410 million during the same periods in 2001 primarily due to a decrease in funding costs that resulted from lower interest rates.

        Noninterest income increased to $969 million and $1,965 million during the three and nine months ended September 30, 2002, compared with $409 million and $1,017 million for the same periods a year ago. The increases were due to a number of factors including increases in revaluation gain from derivatives, gain from securities, gain from mortgage loans, gain on extinguishment of repurchase agreements, net settlement income from certain interest-rate swaps, other operating income and insurance income. These increases were substantially offset by increases in impairment and amortization expense associated with MSR.

        Noninterest expense rose to $619 million and $1,724 million for the three and nine months ended September 30, 2002 from $333 million and $851 million for the comparable periods in 2001. The increases were largely due to higher compensation and benefits expense, particularly as it relates to temporary help added to handle increased loan volumes, and occupancy and equipment expense, resulting from the expanded loan servicing operations added by the Dime and HomeSide acquisitions. Additionally, the continued development of a new loan origination platform contributed to the increase in noninterest expense.

        Total assets increased by 18% from December 31, 2001. A significant portion of the increase was due to the growth in SFR loans, which resulted from new loan originations as well as the Dime and HomeSide acquisitions, and the increase in AFS securities that resulted from the change in ownership of the MSR risk management instruments.

    Specialty Finance

        Net income for the three and nine months ended September 30, 2002 was $110 million and $326 million, up from $84 million and $250 million for the same periods a year ago. Net interest income was $305 million and $883 million during the three and nine months ended September 30, 2002, up from

$244 million and $723 million during the same periods in 2001. The increases in net interest income predominantly reflected the lower interest expense on funding sources and an increase in interest income on nonresidential mortgage loans. Partially offsetting the decrease in funding costs was lower interest income from multi-family and other commercial real estate loans.

        Noninterest income for the three and six months ended September 30, 2002 was $5 million and $48 million, compared with $16 million and $49 million for the same periods in 2001. The decrease is substantially due to a $14 million write-down in the valuation of a joint-venture agreement that occurred during the three months ended September 30, 2002. The impact on year-to-date income was offset by increases in loan related income, specifically loan prepayment fees.

        Noninterest expense increased to $74 million and $225 million for the three and nine months ended September 30, 2002 from $62 million and $184 million for the same periods in 2001. These increases were primarily attributable to higher compensation and benefits expense in part due to the acquisition of Dime.

        Total assets increased by 17% from December 31, 2001, primarily due to the acquisition of Dime.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis.

        The principal sources of liquidity for our consolidated enterprise are customer deposits, wholesale borrowings, the sale and securitization of mortgage loans into secondary market channels, the maturity and repayment of portfolio loans and MBS, and agency and treasury bonds held in our available-for-sale securities portfolio. Among these sources, transaction deposits and wholesale borrowings from Federal Home Loan Bank advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the nine months ended September 30, 2002, those sources funded 70% of average total assets. Our continuing ability to retain our transaction deposit customer base and to attract new deposits is dependent on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect that Federal Home Loan Bank advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2002, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        To supplement these funding sources, our bank subsidiaries also raise funds in domestic and international capital markets. In April 2001, our two most significant bank subsidiaries, Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB"), established a $15 billion Global Bank Note Program (the "Program"). The Program facilitates issuance of both senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Through September 30, 2002, our bank subsidiaries had issued $3.85 billion of senior notes and $1.00 billion of subordinated notes under the Program. At September 30, 2002, WMB had $4.75 billion available for issuance. WMBFA had $5.40 billion available, of which $1.40 billion was available for issuances with maturities that exceed 270 days.

        Liquidity for our unconsolidated parent holding company (the "Parent Company") is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, lines of credit and commercial paper programs.

        The Parent Company's funding for the nine months ended September 30, 2002 was partially received from dividends paid by our bank subsidiaries. Although we expect the Parent Company to continue to receive bank subsidiary dividends during 2002, such dividends are limited by various regulatory requirements related to capital adequacy and retained earnings. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business – Regulation and Supervision" and

Note 17 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2001 Annual Report on Form 10-K.

        In November 2001, the Parent Company filed a shelf registration with the Securities and Exchange Commission that allows for the issuance of $1.5 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. In January 2002, $1 billion of senior debt securities were issued under this shelf registration. In April 2002, the Parent Company filed a shelf registration with the Securities and Exchange Commission that allows for the issuance of an additional $1 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. At September 30, 2002, $1.5 billion remained available for issuance.

        On August 12, 2002, the Parent Company and Washington Mutual Finance entered into a new three-year revolving credit facility totaling $800 million. This credit facility replaces the two revolving credit facilities totaling $1.2 billion that were in effect at June 30, 2002 and will be used for the same purposes as the previous credit facilities. This facility provides back-up for the commercial paper programs of the Parent Company and Washington Mutual Finance as well as funds for general corporate purposes. The facility was arranged by J.P. Morgan Chase and includes a syndicated group of banks. At September 30, 2002, the Parent Company had no commercial paper outstanding and the amount available under this shared facility, net of the amount of commercial paper outstanding at Washington Mutual Finance, was $239 million.

        Effective July 31, 2002, Washington Mutual Finance entered into an agreement with Westdeutsche Landesbank Girozentrale to participate in a $300 million asset-backed commercial paper conduit program. This commercial paper program has a 364-day term with an option to extend for up to two 364-day periods. The new revolving credit facility entered into on August 12, 2002 does not provide back-up for this commercial paper program. The conduit program provides its own back-up liquidity arrangements.

        The Company maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. In measuring the variables that determine the funding status of the Pension Plan, two of the more significant assumptions that must be estimated are the expected long-term rate of return on the plan's assets, and the discount rate that is used to calculate the accumulated benefit obligation. Due to the deterioration in equity market valuations that have occurred, in particular, over the past two years, the actual performance of the Company's Pension Plan assets for 2002 will not achieve the expected long-term rate of return. Additionally, due to the extremely low interest rate environment that has existed throughout this year, the assumed discount rate for 2002 is likely to be lower than 2001, which will increase the present value of the December 31, 2002 estimated accumulated benefit obligation. The Company expects to contribute additional funding to the Pension Plan during the fourth quarter of 2002 that will be sufficient to prevent the recognition of a pension liability. The amount of this contribution is not expected to have a significant impact to the amount of liquidity resources available to the Company.

Capital Adequacy

        Reflecting the effects of the Dime acquisition and strong earnings during the nine months ended September 30, 2002, the ratio of stockholders' equity to total assets increased to 7.68% at September 30, 2002 from 5.80% at December 31, 2001.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory requirements to be categorized as well capitalized were as follows:

	September 30, 2002
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.77%	6.44%	8.33%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.76	10.04	14.82	6.00
Total risk-based capital to total risk-weighted assets	10.47	11.28	16.08	10.00

        Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at September 30, 2002.

        Our broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2002, both of our securities subsidiaries were in compliance with their applicable capital requirements.

        During the second quarter of 2002, the Company repurchased 1.0 million shares of our common stock as part of our share repurchase program. On July 16, 2002, the Board of Directors ("Board") approved an expansion to our share repurchase program thereby authorizing the Company to repurchase 41.2 million additional shares of common stock bringing the total shares currently available to repurchase to 100.4 million. The Company repurchased 26.1 million shares during the third quarter of 2002. At September 30, 2002, our remaining purchase authority was approximately 74.3 million shares. From October 1, 2002 through October 31, 2002, the Company repurchased an additional 8.3 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        We are exposed to different types of interest rate risks, including lag, repricing, basis, prepayment and lifetime cap risk. These risks are described in further detail within the "Market Risk Management" section of Management's Discussion and Analysis in our 2001 Annual Report on Form 10-K.

        We manage interest rate risk within an overall asset/liability management framework. The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee (formerly the Directors' Loan and Investment Committee).

    Overview of Our Interest Rate Risk Profile

        Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, such as MSR, investment securities and derivatives, and changes in noninterest income and noninterest expense, particularly gain from mortgage loans, loan servicing fees and the amortization of MSR. Our interest rate risk arises because assets and liabilities reprice, mature or prepay at different times or frequencies or in accordance with different indices as market interest rates change.

        Our sensitivity to changes in interest rates is affected, in part, by the slope of the yield curve. Changes in short-term rates generally have a more immediate effect on our borrowing and deposit rates than on our asset yields. Our deposits and borrowings typically reprice faster than our mortgage loans and securities. The slower repricing of assets results mainly from the lag effect inherent in loans and MBS indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and to the 11th District FHLB monthly weighted average cost of funds index ("COFI"). For example, after short-term rates fall, the net interest margin rises and then tends to peak a few months after short-term rates stabilize and then trends downward until asset yields reprice to current market levels.

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

    Management of Interest Rate Risk

        We manage our balance sheet to mitigate the impact of changes in market interest rates on net income. Key components of our balance sheet strategy include the origination and retention of short-term and adjustable-rate assets and the origination and sale of most fixed-rate and certain hybrid ARM loans and the management of MSR. We may also modify our interest rate risk profile with interest rate contracts, embedded derivatives and forward purchase commitments.

        The interest rate contracts that are classified as asset/liability management instruments are intended to assist in the management of our net interest income. These contracts are often used to lengthen the repricing period of our interest-bearing funding sources in order to partially offset the temporary compression of the net interest margin that occurs during periods of rising short-term interest rates. The types of contracts used for this purpose consist of interest rate caps, collars, corridors, pay-fixed swaps and payor (pay-fixed) swaptions. The aggregate notional amount of these contracts totaled $44.70 billion at September 30, 2002. None of the interest rate caps had strike rates that were in effect at September 30, 2002. Some of these interest rate contracts are embedded in borrowings.

        The stand alone and embedded payor swaptions are exercisable upon maturity, which ranges from February 2003 to February 2004. The embedded payor swaptions provide protection in rapidly rising interest rate environments, because these instruments offer a mechanism for fixing the rate on our interest-bearing borrowings to an interest rate that could be lower than eventual market levels.

        We also held $4.32 billion of receive-fixed interest rate swaps classified as asset/liability management instruments at September 30, 2002. These instruments, which are indexed to the one- and three-month London Interbank Offering Rate ("LIBOR"), are intended to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments. Although these borrowings provide a source for long-term funds, the interest rates on long-term borrowings may be significantly higher than the interest rate on shorter-term instruments. In addition, a portion of this long-term debt consists of subordinated debt, which generally qualifies as a component of Tier 2 risk-based capital. Therefore, we have purchased receive-fixed interest rate swaps with short-term repricing characteristics to obtain an attractive funding rate while maintaining subordinated debt as a component of risk-based capital.

        We analyze the change in fair value of our MSR portfolio under a variety of parallel shifts in the yield curve. As part of our overall approach to enterprise interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. This risk management program is comprised of three elements. The first element attempts to offset the changes in fair value and higher amortization levels of MSR with changes in the fair value of risk management instruments, which include investment securities, interest rate contracts and forward purchase commitments. The goal is to offset decreases (increases) in the fair value of MSR with increases (decreases) in the fair value of the investment securities, interest rate contracts and forward contracts. The investment securities generally consist of fixed-rate debt securities, such as agency and treasury bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate floors, receive-fixed interest rate swaps and receiver (receive-fixed) swaptions. From time to time, we may choose to embed interest rate floor contracts within our borrowing instruments, such as repurchase agreements. The forward purchase commitments generally consist of agreements to purchase 15- and 30-year MBS. We classify the interest rate contracts and forward commitments used in this strategy as MSR risk management instruments. As derivatives, the receive-fixed interest rate swaps, receiver swaptions, stand alone interest rate floors and forward purchase commitments are accorded mark-to-market accounting treatment. Changes in the fair value of these instruments are recorded as components of noninterest income. For embedded floors with index rates that are below the strike rate of the contract, the resulting settlement income associated with the embedded floor is recorded as a component of the interest expense on the underlying repurchase agreement. Since embedded interest rate floor contracts are not considered to be derivatives, changes in their fair values are not marked-to-market through earnings. When embedded floors are terminated, the resulting gain or loss on the extinguishment of the repurchase agreement is recognized as a component of noninterest income.

        During the third quarter, we reduced our holdings of fixed-rate bonds and receiver swaptions and liquidated our position in embedded interest rate floors. We increased our holdings of MBS and forward purchase commitments. At September 30, 2002, we held $10.36 billion of U.S. Government and agency securities and $1.33 billion of MBS that were designated as MSR risk management instruments. The current mix of MSR risk management instruments is intended to enhance the efficiency of our MSR risk management program and to deploy capital more effectively.

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

        The mix of instruments is predicated, in part, on the requirement of lower of cost or market value accounting treatment for MSR; i.e. each MSR strata is recorded at its fair market value unless the fair market value exceeds the amortized cost. This could result in increases in the fair value of MSR that are not marked-to-market through earnings. Therefore, management may elect to decrease the emphasis on risk management instruments accorded mark-to-market accounting treatment in periods in which the fair market value of MSR is approaching or exceeds its amortized cost.

        The second element for managing changes in the fair value of MSR is the natural hedge that is inherent in our business. Generally, lower interest rates result in increased loan volume, particularly fixed-rate loan production. Since our strategy is to sell most of our fixed-rate loans, the higher volume usually results in higher gain from mortgage loans. We may adjust our holdings of MSR risk management instruments based on the expected income, and the timing of such income, from the natural business hedge. For example, in a falling interest rate environment, increases in prepayments within our loan servicing portfolio may coincide with higher refinancing activity loan volume. Accordingly, increases in amortization levels of MSR may be partially offset by increases in the gain from mortgage loans. In addition, in this environment our borrowings and deposits may also reprice faster than our assets, which would increase net interest income. Based on the anticipated increase in net interest income and gain from mortgage loans, we may adjust the amount or mix of MSR risk management instruments. Therefore, increases in income resulting from the natural business hedge can offset increased amortization and possibly a portion of the impairment.

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

        We also hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of fixed-rate and, to a lesser degree, adjustable-rate SFR loans to be sold in the secondary market. The risk associated with the mortgage pipeline is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 60 to 90 days. To hedge this risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. Consequently, if the loan does not fund, we may not have the necessary assets to meet the commitment; therefore, we may be required to purchase other assets, at current market prices, to satisfy the forward sales agreement. To mitigate this risk, we consider fallout factors, which represent the percentage of loans that are not expected to close, in calculating the amount of forward sales agreements to execute.

        Overall, we believe our risk management program will minimize net income sensitivity under most interest rate environments. However, the success of this program is dependent on the judgments we make regarding the direction and timing of changes in interest rates and the amount and mix of risk management instruments that we believe are appropriate to manage our interest rate risk. It is also dependent on the recognition of the estimates inherent in the projection of the natural business hedge. Our net income could be adversely affected if we are unable to effectively implement, execute or manage this strategy.

    September 30, 2002 and December 31, 2001 Sensitivity Comparison

        To analyze net income sensitivity, we project net income over a twelve month horizon based on parallel shifts in the yield curve. Management also employs other analyses and interest rate scenarios to evaluate interest rate risk. For example, we project net income and net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These additional scenarios address the risk exposure over longer periods of time. They also capture the net income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Typically, net income sensitivity is not as pronounced in these longer time periods as lagging assets reprice to current market levels and changes in the size of the balance sheet offset changes in the net interest margin. In addition, yields on new loan production gradually replace the comparatively lower yields of the more seasoned portion of the portfolio.

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending September 30, 2003 and

December 31, 2002. The analysis assumes increases in interest rates of 200 basis points and decreases of 100 basis points. The interest rate scenarios used below represent management's view of reasonably possible near-term interest rate movements.

	Gradual Change in Rates
	-100 basis points	+200 basis points
Net income change for the one-year period beginning:
October 1, 2002	13.71%	2.37%
January 1, 2002	2.19%	(2.76)%
Net interest income change for the one-year period beginning:
October 1, 2002	(0.01)%	(1.17)%
January 1, 2002	1.47%	(5.18)%

        Net income and net interest income sensitivity changed since year-end 2001 due to the low interest rate environment, increases in the notional amount of asset/liability management instruments and the growth in deposits and pay-fixed interest rate swaps. The net income sensitivity profile is unusual due to the historically low interest rate environment, the large servicing portfolio and related risk management instruments and the composition of the balance sheet. The low interest rate environment leads to very fast projected prepayments in the -100 basis point scenario and slower projected prepayments in the +200 basis point scenario. This results in an unusual mortgage servicing profile in that increases in the fair market value of the MSR in rising interest rate scenarios exceeds the deterioration in the fair market value in comparable falling interest rate scenarios. Conversely, the fair market value of MSR risk management instruments increases more in value in falling interest rate scenarios than the fair market value decreases in comparable rising interest rate scenarios. Overall, the change in fair market value of the MSR exceeds the changes in fair market value of the MSR risk management instruments in rising interest rate scenarios and the change in fair market value of the MSR risk management instruments exceeds the change in the fair market value of the MSR in falling interest rate scenarios. The net effect is a favorable impact on net income in the -100 and +200 basis point scenarios.

        This unusual profile of the MSR portfolio and related risk management instruments is unlikely to persist as the composition of the portfolio will change due to prepayments and the addition of new production. In addition, changes in interest rates could modify the profile of the MSR. In addition, the composition of the MSR risk management instruments may change over time. Management may elect to modify or adjust the MSR risk management instruments to improve the performance in non-parallel rate movements.

        Net interest income was projected to decline in the +200 basis point interest environment due to decreases in the net interest margin. The decrease in the margin was somewhat offset by increased balance sheet growth. The decline in the net interest margin resulted from liability rates repricing faster than asset yields. The projected balance sheet growth resulted from a slowdown in prepayments and a shift to a higher proportion of adjustable rate loans. The reduced sensitivity of net interest income since December 31, 2001 was due to increases in fixed-rate borrowings, pay-fixed interest rate swaps and deposits. Net income was projected to increase despite the decline in net interest income mainly due to the favorable impact of the MSR and related risk management instruments as discussed above.

        Net interest income was stable in the -100 basis point interest environment due to a reduction in balance sheet growth, somewhat offset by a slightly higher net interest margin. The decline in the growth of the balance sheet resulted from faster prepayments and an increase in fixed-rate saleable loan production. The projected nominal increase in the net interest margin resulted from liability rates repricing faster than asset yields. The reduced sensitivity of net interest income since December 31, 2001 was due to increases in fixed-rate borrowings, pay-fixed interest rate swaps and deposits. Net income was projected to increase despite the decline in net interest income mainly due to the favorable impact of the MSR and related risk management instruments as noted above.

        The projection of the sensitivity of net income requires numerous behavioral assumptions. Prepayment, decay rate (the estimated runoff of deposit accounts that do not have a stated maturity) and new volume projections are the most significant assumptions. Prepayments affect the size of the balance sheet, which impacts net interest income, and they are also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in the projected interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analyses of customer behavior.

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

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense are also estimated. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income. The fair value of MSR generally increases as interest rates rise and decreases as interest rates fall. The analysis assumes the change in the fair value of MSR and the related risk management instruments are recorded as components of noninterest income and assumes the composition of the MSR risk management instruments remains constant. This assumption may not be realized. The analysis also assumes that mortgage and interest rate swap spreads remain constant in all interest rate environments. Changes in these spreads could result in significant changes in the projected net income sensitivity. For example, given our current mix of MSR risk management instruments, the projected net income would increase if market rates on interest rate swaps decreased by more than the corresponding decreases in mortgage rates, while the projected net income could decline if the rates on swaps increased by more than the corresponding increases in mortgage rates. The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with deposit and loan volumes, although loan servicing fees are also dependent on prepayment expectations.

Maturity and Repricing Information

        We use interest rate risk management contracts as tools to manage interest rate risk. The following tables summarize the key contractual terms associated with these contracts. Interest rate risk management contracts that are embedded within certain adjustable and fixed-rate borrowings, while not accounted for as derivatives under SFAS No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the interest rate contracts at September 30, 2002 are indexed to three-month LIBOR with the exception of $3.00 billion notional amount of MSR risk management floors which are indexed to the 10-year constant maturity swap ("cms").

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2002
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(1,108)	$–
Contractual maturity			$29,363	$413	$8,166	$8,834	$3,130	$4,709	$4,111
Weighted average pay rate			3.94%	3.11%	2.95%	4.03%	4.13%	4.39%	5.08%
Weighted average receive rate			1.81%	1.84%	1.81%	1.80%	1.80%	1.84%	1.82%
Receive-fixed swaps:	553	553
Contractual maturity			$4,322	$100	$600	–	$530	$1,000	$2,092
Weighted average pay rate			1.70%	3.31%	1.50%	–	1.11%	1.75%	1.81%
Weighted average receive rate			6.39%	8.25%	5.10%	–	5.37%	6.81%	6.74%
Interest rate caps/collars/corridors:	–	–
Contractual maturity			$536	$10	$271	$191	$64	–	–
Weighted average strike rate			7.63%	8.63%	7.62%	8.14%	5.94%	–	–
Payor swaptions:	5	5
Contractual maturity (option)			$5,000	–	$5,000	–	–	–	–
Weighted average strike rate			6.12%	–	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,000
Weighted average strike rate			–	–	–	–	–	6.05%	6.14%
Embedded pay-fixed swaps:	(199)	–
Contractual maturity			$2,750	–	–	–	–	–	$2,750
Weighted average pay rate			4.73%	–	–	–	–	–	4.73%
Weighted average receive rate			1.81%	–	–	–	–	–	1.81%
Embedded caps:	1	1
Contractual maturity			$655	–	$155	$500	–	–	–
Weighted average strike rate			7.63%	–	7.25%	7.75%	–	–	–
Embedded payor swaptions(1):	21	21
Contractual maturity (option)			$6,400	–	$5,900	$500	–	–	–
Weighted average strike rate			6.14%	–	6.13%	6.21%	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,650
Weighted average strike rate			–	–	–	–	–	5.99%	6.34%

Total asset/liability management	$(727)	$580	$49,026

(1)
Embedded interest rate swaptions are exercisable upon maturity.

(This table is continued on next page)

        (Continued from previous page)

	September 30, 2002
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
MSR Risk Management
Receive-fixed swaps:	$1,665	$1,665
Contractual maturity			$12,075	–	–	–	–	–	$12,075
Weighted average pay rate			1.84%	–	–	–	–	–	1.84%
Weighted average receive rate			5.93%	–	–	–	–	–	5.93%
Floors(2):	248	248
Contractual maturity			$3,900	–	–	–	–	–	$3,900
Weighted average strike rate			6.09%	–	–	–	–	–	6.09%
Receiver swaptions:	692	692
Contractual maturity (option)			$5,400	$250	$300	$300	$4,550	–	–
Weighted average strike rate			6.51%	5.69%	5.42%	5.99%	6.66%	–	–
Contractual maturity (swap)			–	–	–	–	–	–	$5,400
Weighted average strike rate			–	–	–	–	–	–	6.51%

Total interest rate contracts	2,605	2,605	$21,375
FNMA 15y 5% TBA:	9	9
Contractual maturity			$350	$350	–	–	–	–	–
Weighted average price			99.01	99.01
FNMA 30y 5.5% TBA:	30	30
Contractual maturity			$1,375	$1,375	–	–	–	–	–
Weighted average price			98.98	98.98
FNMA 30y 6% TBA:	7	7
Contractual maturity			$300	$300	–	–	–	–	–
Weighted average price			100.44	100.44

Total forward purchase commitments	46	46	$2,025

Total MSR risk management	$2,651	$2,651	$23,400

Total interest rate risk management contracts	$1,924	$3,231	$72,426

(2)
At September 30, 2002, none of these floors were effective. These contracts will become effective during April and May 2003.

	December 31, 2001
	Maturity Range
	Net Fair Value	Counter- party Credit Risk	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(9)	$96
Contractual maturity			$12,905	$2,914	$2,036	$2,534	$30	$4,448	$943
Weighted average pay rate			4.82%	6.09%	3.78%	4.63%	7.15%	4.39%	5.58%
Weighted average receive rate			2.18%	2.21%	2.23%	2.21%	2.11%	2.20%	1.75%
Receive-fixed swaps:	224	230
Contractual maturity			$3,627	$40	$120	–	$560	$1,005	$1,902
Weighted average pay rate			2.05%	2.11%	1.95%	–	1.89%	2.01%	2.13%
Weighted average receive rate			6.63%	7.17%	5.55%	–	5.48%	6.81%	6.94%
Interest rate caps/collars/corridors:	–	–
Contractual maturity			$835	$380	$214	$191	–	$50	–
Weighted average strike rate			7.59%	7.47%	7.86%	8.14%	–	5.25%	–
Payor swaptions:	119	119
Contractual maturity (option)			$5,500	$500	$5,000	–	–	–	–
Weighted average strike rate			6.11%	6.04%	6.12%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$1,000	$4,500
Weighted average strike rate			–	–	–	–	–	6.05%	6.12%
Embedded caps:	2	2
Contractual maturity			$696	–	$196	$500	–	–	–
Weighted average strike rate			7.60%	–	7.25%	7.75%	–	–	–
Embedded payor swaptions(1):	136	136
Contractual maturity (option)			$5,900	–	$5,900	–	–	–	–
Weighted average strike rate			6.13%	–	6.13%	–	–	–	–
Contractual maturity (swap)			–	–	–	–	–	$3,750	$2,150
Weighted average strike rate			–	–	–	–	–	5.99%	6.37%

Total asset/liability management	$472	$583	$29,463

MSR Risk Management
Embedded floors(2):	$142	$142
Contractual maturity			$2,300	–	–	–	$2,300	–	–
Weighted average strike rate			5.12%	–	–	–	5.12%	–	–

Total MSR risk management	$142	$142	$2,300

Total interest rate risk management contracts	$614	$725	$31,763

(1)
Embedded interest rate swaptions are exercisable upon maturity.
(2)
At December 31, 2001, $1.8 billion of these contracts were effective. Contractual start dates for the remaining floors began on September 15, 2002. Once effective, the floors reprice every three months.

        An additional risk that arises from our interest rate risk management activities is counterparty risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could potentially be exposed to financial loss. In order to minimize this risk, we evaluate all counterparties for financial strength on at least an annual basis, then establish exposure limits for each counterparty. All of the counterparty credit risk is with counterparties rated A or better by Standard & Poor's at September 30, 2002, and we monitor our exposure and collateral requirements on a daily basis.

  Gap Report

        A conventional view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we take into consideration expected prepayment speeds and amortization of principal rather than contractual maturities. The analysis excludes reinvestment of cash. Prepayment assumptions are based on market estimates and past experience with our current loan and mortgage securities portfolio. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates. Certain transaction deposits that reprice based on a market index or which typically have frequent repricing intervals were allocated based on the expected repricing period. Non-rate sensitive items such as the reserve for loan losses and deferred loan fees/costs are not included in the table. Loans held for sale are included in the 0-3 months category, provided that these instruments are hedged with commitments to sell loans.

        The gap information is limited by the fact that it is a point-in-time analysis. The date reflects conditions and assumptions as of September 30, 2002. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections and the allocation of instruments with optionality to a specific maturity category. Consequently, the interpretation of the gap information is subjective.

	September 30, 2002
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$78,350	$26,558	$22,681	$153	$127,742
Fixed-rate loans(1)	12,551	8,526	18,920	4,890	44,887
Adjustable-rate securities(1)(2)	24,250	267	52	–	24,569
Fixed-rate securities(1)	368	1,126	3,555	18,205	23,254
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	7,535	–	–	–	7,535
Derivatives matched against assets	(18,230)	(139)	(20)	18,389	–

	$104,824	$36,338	$45,188	$41,637	$227,987

Interest-Sensitive Liabilities
Noninterest-bearing checking accounts(3)	$1,592	$4,216	$13,008	$7,996	$26,812
Interest-bearing checking accounts, savings accounts and MMDAs(3)	10,099	16,011	34,534	19,456	80,100
Time deposit accounts	8,147	14,126	10,539	872	33,684
Short-term and adjustable-rate borrowings	64,364	776	–	–	65,140
Long-term fixed-rate borrowings	5,950	8,118	9,267	4,878	28,213
Derivatives matched against liabilities	(27,086)	(3,777)	26,644	4,219	–

	$63,066	$39,470	$93,992	$37,421	$233,949

Repricing gap	$41,758	$(3,132)	$(48,804)	$4,216	$(5,962)

Cumulative gap	$41,758	$38,626	$(10,178)	$(5,962)	$(5,962)

Cumulative gap as a percentage of total assets	15.90%	14.71%	(3.88)%	(2.27)%	(2.27)%
Total assets					$262,605

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Based on projected decay rates and/or repricing periods for checking, savings and money market deposit accounts.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        See Index of Exhibits on page 55.

  (b)
  Reports on Form 8-K

        1.    The Company filed a report on Form 8-K dated July 16, 2002. The report included under Item 7 of Form 8-K a press release announcing Washington Mutual's second quarter 2002 financial results and unaudited consolidated financial statements for the six months ended June 30, 2002.

        2.    The Company filed a report on Form 8-K dated August 14, 2002. The report included under Item 9 of Form 8-K written statements by Kerry K. Killinger, Chairman, President and Chief Executive Officer and William A. Longbrake, Vice Chair, Enterprise Risk Management and Chief Financial Officer of Washington Mutual, Inc., made under oath regarding facts and circumstances relating to Exchange Act filings, pursuant to Section 21 (a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460).

        3.    The Company filed a report on Form 8-K dated September 10, 2002. The report included under Item 9 of Form 8-K slides that may be used by Washington Mutual, Inc. in various presentations to investors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

WASHINGTON MUTUAL, INC.
By:	/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer
By:	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Kerry K. Killinger, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Washington Mutual, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer of Washington Mutual, Inc.

I, William A. Longbrake, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Washington Mutual, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ WILLIAM A. LONGBRAKE William A. Longbrake Vice Chair, Enterprise Risk Management and Chief Financial Officer of Washington Mutual, Inc.

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).
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
4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
99(a)	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
99(c)	Certification of the Chief Executive Officer (filed herewith).
99(d)	Certification of the Chief Financial Officer (filed herewith).

QuickLinks

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
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
PART II – OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS