Form 10-K
period 2002-12-31
WASHINGTON MUTUAL INC
filed 2003-03-17
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1653725 (I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)
Registrant's telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Ligitation Tracking Warrants™	NASDAQ

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐.

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002:

Common Stock – $35,086,844,423(1)

(1)
Does not include any value attributable to 18 million shares that are held in escrow and not traded.

        The number of shares outstanding of the issuer's classes of common stock as of February 28, 2003:

Common Stock – 939,456,466(2)

(2)
Includes 17,775,000 shares held in escrow pending resolution of the Company's asserted right to the return of such shares.

Documents Incorporated by Reference

        Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 15, 2003, are incorporated by reference into Part II and Part III.

WASHINGTON MUTUAL, INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Page
PART I	1
Item 1. Business	1
Business Segments	2
Available Information	5
Employees	5
Factors That May Affect Future Results	5
Taxation	7
Environmental Regulation	7
Regulation and Supervision	8
Principal Officers	13
Item 2. Properties	15
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16
PART II	16
Item 5. Market for our Common Stock and Related Stockholder Matters	16
Item 6. Selected Financial Data	20
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Controls and Procedures	17
Critical Accounting Policies	17
Five-Year Summary of Selected Financial Data	20
Significant Transactions	20
Ratios and Other Supplemental Data	22
Earnings Performance	26
Review of Financial Condition	33
Off-Balance Sheet Arrangements	38
Asset Quality	40
Operating Segments	47
Liquidity	51
Capital Adequacy	54
Market Risk Management	54
Maturity and Repricing Information	61
Recently Issued Accounting Standards	66
Tax Contingency	67
Goodwill Litigation	68
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	54
Item 8. Financial Statements and Supplementary Data	70
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
PART III	70
Item 10. Directors and Executive Officers of the Registrant	70
Item 11. Executive Compensation	70
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13. Certain Relationships and Related Transactions	70
Item 14. Controls and Procedures	17
PART IV	71
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	71

i

PART I

Business

  Overview

        With a history dating back to 1889, Washington Mutual, Inc. is a financial services company committed to serving consumers and small- to mid-sized businesses. Based on our consolidated assets at December 31, 2002, we were the largest thrift holding company in the United States and the seventh largest among all U.S. bank and thrift holding companies.

  Company Growth

        Our assets have grown over the last seven years primarily through the following acquisitions:

Acquisition Name	Date Acquired	Loans	Deposits	Assets
	(in millions)
Keystone Holdings, Inc.	Dec. 20, 1996	$14,563	$12,815	$21,894
Great Western Financial Corporation	July 1, 1997	32,448	27,785	43,770
H.F. Ahmanson & Company(1)	Oct. 1, 1998	33,939	33,975	50,355
Long Beach Financial Corporation	Oct. 1, 1999	415	-	821
Mortgage operations of The PNC Financial Services Group, Inc.(2)	Jan. 31, 2001	3,352	-	7,307
Bank United Corp.	Feb. 9, 2001	14,983	8,093	19,034
Fleet Mortgage Corp.(2)	June 1, 2001	4,378	-	7,813
Dime Bancorp, Inc.	Jan. 4, 2002	21,660	15,171	31,288
HomeSide Lending(2)	Mar. 1, 2002	1,094	-	1,232
HomeSide Lending, Inc.(3)	Oct. 1, 2002	42	-	2,775

(1)
Includes loans, deposits and assets acquired by Ahmanson from Coast Savings Financial, Inc.
(2)
This was an acquisition of selected assets and/or liabilities.
(3)
With the acquisition of SR Investment, Inc., the Company purchased the ownership of HomeSide Lending, Inc.

        During 2002, the Company completed three acquisitions. On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. The acquisition of Dime added approximately $31 billion to our asset base, including approximately $22 billion in loans, and increased our deposit base by approximately $15 billion. The acquisition of Dime also significantly contributed to the growth in our mortgage banking business, resulting in a $926 million increase to our mortgage servicing rights ("MSR") balance and a $49.24 billion increase in our portfolio of loans serviced for others.

        In two transactions during 2002, we purchased for cash HomeSide Lending, Inc., the U.S. mortgage unit of National Australia Bank Limited. The aggregate purchase price of HomeSide was $2.45 billion. The acquisition of HomeSide added approximately $1 billion in loans held for sale, approximately $960 million in net MSR and approximately $130 billion to our portfolio of loans serviced for others. We also acquired a proprietary loan servicing platform, which we intend to make our primary loan servicing platform. In addition we assumed $760 million in long-term debt and $750 million in other liabilities.

Business Segments

        We manage our operations by grouping our products and services within business segments. These business segments are:

  •
  Banking and Financial Services Group;

  •
  Home Loans and Insurance Services Group; and

  •
  Specialty Finance Group

        The management of our interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios is performed by our Treasury Division.

        Our mission is to become the nation's leading retailer of consumer financial services. Our strategy is to focus primarily on middle-market consumers in the largest metropolitan areas. Our entry into new markets is led by the Home Loans and Insurance Services Group. Through advertising, branding and positioning we build customer awareness and encourage households to conduct business with Washington Mutual. In our selected market areas, we then overlay our retail banking operations and cross-sell key products, including checking accounts, deposit accounts and home equity loans. Store expansion was a priority in 2002 and will continue to be a priority in 2003. We plan to achieve our mission principally through organic growth and ongoing operational improvements.

  Banking and Financial Services Group

        The Banking and Financial Services Group offers a comprehensive line of financial products and services to a broad spectrum of consumers and small- to mid-sized businesses. The Group serves approximately seven million consumer households and businesses through 1,526 financial center stores, 59 business banking centers and 2,490 ATMs. The Group offers various deposit products including the Group's signature Free Checking accounts as well as other personal and business checking accounts, savings accounts, money market deposit accounts and time deposit accounts.

        The Group's goal is to increase the number of the Company's products and services used by customers, thus increasing profitability. To achieve this goal, the Group's strategy is to cross-sell products and services to existing home loan customers and to new customers in selected market areas. During 2002, we opened 143 new financial center stores primarily in the Atlanta, Phoenix, Denver and New York metropolitan areas. The configuration of our new stores is based on an innovative retail banking platform that was launched in Las Vegas in 2000, and serves customers in an open, free-flowing retail environment. We also acquired 123 financial center stores in the New York/New Jersey area as part of the Dime acquisition. In 2003 we plan to add approximately 250 new stores primarily in Chicago and the New York metropolitan area.

        In addition to deposit products and home loans and insurance products, the Group offers a full range of other consumer products and services through its financial center stores, including:

  •
  Home equity loans and lines of credit;

  •
  Investment advisory and securities brokerage services;

  •
  Annuities and mutual funds; and

  •
  Student loans, unsecured lines of credit and other consumer loans.

        Home equity loans and lines of credit account for 11% of loans held in portfolio, up from 6% at the end of 2001. Currently, less than 3% of households that have a home loan serviced by Washington Mutual have a home equity loan or line of credit with us. Home equity loans and lines of credit generally provide higher margins than home loans and represent an opportunity to expand the non-home loan portfolio.

        Investment advisory and securities brokerage services are provided by approximately 650 financial consultants of WM Financial Services, a licensed broker-dealer. In addition, fixed annuities are offered to the public by approximately 1,500 licensed bank employees. Our mutual fund management business, WM Advisors, Inc., offers investment advisory and mutual fund distribution services. Assets under management at December 31, 2002 totaled $13.09 billion.

        The Banking and Financial Services Group also offers a full array of commercial banking products and services primarily to small- and mid-sized businesses. These products include lines of credit, receivables and inventory financing, equipment loans, real estate financing, government-guaranteed loans, international trade financing, cash management and merchant bankcard services.

        See "Operating Segments" within Management's Discussion and Analysis for financial information regarding the Banking and Financial Services Group.

  Home Loans and Insurance Services Group

        The principal activities of the Home Loans & Insurance Services Group include:

  •
  Originating and servicing home loans;

  •
  Buying and selling home loans in the secondary market; and

  •
  Managing the home loan portfolio.

        In 2002, Washington Mutual was the largest servicer and the second largest originator of mortgage loans in the nation. The Group's strategy is to remain a leading originator and servicer of home loans and to increase its market share in both loan origination and loan servicing.

        The Group offers home loans through multiple distribution channels, including 386 retail home loan centers, 36 wholesale home loan centers, correspondent channels, and directly to consumers through call centers and the internet. The Group also offers home loans through the Banking and Financial Services Group's 1,526 financial center stores.

        Through these lending channels the Group offers a diversified set of home loan products including:

  •
  Fixed-rate home loans;

  •
  Adjustable-rate home loans (where the interest rate may be adjusted as frequently as every month);

  •
  Hybrid home loans (loans with a rate of interest that is fixed for a predetermined time period, typically 3 or 5 years, and then becomes adjustable); and

  •
  Government insured or guaranteed home loans.

        Insurance services complement the mortgage lending process, and products offered include homeowners', flood, earthquake and other property and casualty insurance. Other types of insurance products offered include mortgage life insurance, accidental death and dismemberment, and term and whole life insurance. The Group also manages the Company's captive reinsurance activities.

        Home loans are either originated or purchased, and are either held in portfolio or held for sale and subsequently sold into the secondary market. We generally sell newly originated fixed-rate home loans and hybrid home loans to the Federal National Mortgage Association ("Fannie Mae"), a government-sponsored enterprise.

        All loans, whether originated or purchased, are subject to the same nondiscriminatory underwriting standards. When determining whether to make a loan, the Group follows established lending policies and procedures that require consideration of an applicant's credit profile and the size and characteristics of the loan. When the Group purchases home loans, it normally delegates the underwriting responsibility to the correspondent lenders that originate the loans. Correspondent lenders are required to comply with the

Group's underwriting and appraisal standards, and quality control procedures are performed to ensure that compliance occurs.

        The Group is migrating to single platforms for originating and servicing home loans. The process of reducing the number of origination systems from seven to a single platform will occur in stages throughout 2003 and should be completed in 2004. In the fourth quarter of 2003, we expect to begin the multi-year process of converting from an outsourced loan servicing system to a proprietary system acquired as part of the HomeSide Lending transaction. During 2003, we will also be consolidating our nationwide loan fulfillment operations from approximately 500 locations to approximately 60 locations. We anticipate that these initiatives will improve operational efficiencies and productivity.

        Mortgage servicing involves the administration and collection of home loan payments and fees. When loans are sold into the secondary market, the Group generally retains the right to service those loans and hence retains the customer relationship. We intend to use these customer relationships to cross-sell additional products and services. The mortgage servicing portfolio (including owned loans) grew from approximately 4.3 million loans at December 31, 2001 to approximately 6.3 million at December 31, 2002. Growth in the mortgage servicing portfolio in 2002 was largely due to the acquisitions of Dime and HomeSide.

        The Group also originates, and purchases from correspondents, loans to higher-risk borrowers as part of its specialty mortgage finance program. Originated specialty mortgage finance loans, also called specialty home loans, are made through Long Beach Mortgage Company and are usually held for sale. Purchased specialty mortgage finance loans are generally held in portfolio. The risk characteristics of specialty mortgage finance loans are similar whether originated or purchased. The Group reviews and re-underwrites purchased specialty mortgage finance loans prior to purchasing them from correspondents. Charge-offs on specialty mortgage finance loans are expected to be higher over time than the Group's other home loans.

        See "Operating Segments" within Management's Discussion and Analysis for financial information regarding the Home Loans and Insurance Services Group.

  Specialty Finance Group

        The Specialty Finance Group provides financing to developers, investors, mortgage bankers and homebuilders for the acquisition, construction and development of apartment buildings ("multi-family" lending), other commercial real estate and homes. The multi-family lending business accounts for a majority of the Group's revenues. The Group also services commercial real estate mortgages as part of its commercial asset management business and conducts a consumer finance business through Washington Mutual Finance Corporation's 432 branches.

        A key element of the Group's strategy is to reduce its dependence on interest-earning assets and to increase its fee-based service offerings. The Group will achieve this goal by:

  •
  Developing a program to pool commercial real estate loans into mortgage-backed securities for sale into the secondary market. This program will provide a distribution channel to originate, securitize and sell commercial real estate assets while retaining the servicing rights and customer relationships;

  •
  Increasing its service offerings to include products sold to government agencies; and

  •
  Increasing market share in the highly fragmented multi-family market through acquisition, when, and if, suitable opportunities are identified.

        The Group's multi-family lending program entails three key elements: originating loans, servicing loans and providing ancillary banking services to enhance customer retention. Combining these three elements under one umbrella has allowed the Group to become a leading originator and servicer of multi-

family loans. The Group's multi-family lending program has a dominant market share – more than 20% in certain key cities along the West Coast and is building its market share in the Northeast and the Midwest. In early 2003, the Group completed the consolidation of its four multi-family servicing locations into one location in Texas. The consolidation is expected to result in increased operating efficiencies while improving already high levels of customer service.

        In addition to commercial lending and servicing activities, the Specialty Finance Group, through Washington Mutual Finance's 432 branches, originates and services consumer installment loans and consumer real estate secured loans. These loans are generally held in the loan portfolio. Loans originated by Washington Mutual Finance generally earn higher yields than loans made by Washington Mutual's banking subsidiaries because they tend to have higher credit risk. The consumer installment loans are primarily for personal, family or household purposes. Such loans are unsecured or secured by luxury goods, automobiles or other personal property. Additionally, Washington Mutual Finance acquires installment contracts from local retail establishments, usually without recourse to the originating merchant.

        See "Operating Segments" within Management's Discussion and Analysis for financial information regarding the Specialty Finance Group.

Available Information

        We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available as soon as reasonably practicable free of charge on or through our website located at www.wamu.com/ir after filing with the United States Securities and Exchange Commission.

Employees

        Our number of full-time equivalent employees at December 31, 2002 was 52,459, compared with 39,465 at December 31, 2001 and 28,798 at December 31, 2000. During 2002, the number of full-time equivalent employees increased primarily as a result of the acquisitions of Dime and HomeSide. We believe that we have been successful in attracting quality employees and that our employee relations are good.

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

        Our business and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy, and of the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if short-term interest rates rise faster than mortgage rates, our net interest income, which is our largest component of net income, would be adversely affected. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could decrease the demand for loans. An increase in delinquencies or defaults could result in a higher level of charge-offs and provision for loan and lease losses, which could adversely affect our earnings.

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

        During 2001, through a series of acquisitions, we became one of the largest originators and servicers of home loans in the nation. Changes in interest rates significantly affect the mortgage banking business. One of the principal risks to the mortgage banking business is prepayments and their effect on MSR. One of the ways we mitigate this risk is by purchasing financial instruments, such as fixed-rate investment securities, interest rate contracts and forward commitments to purchase home loans, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, is dependent on management's judgments regarding the amount, type and mix of MSR risk management instruments that we believe are appropriate to manage the changes in fair value of our MSR asset. If this strategy is not successful, our net income could be adversely affected. For further discussion of how interest rate basis risk and MSR prepayment risk is managed, see "Market Risk Management."

        A failure to effectively implement our business operations technology solutions could adversely affect our earnings and financial condition.

        During 2001 and early 2002, we consummated five acquisitions. As a result of these acquisitions, we significantly expanded our mortgage banking and loan servicing business, greatly expanded our consumer banking and lending presence in Texas and began consumer banking operations in the State of New York. On the mortgage banking side, we are currently integrating the technology platforms of the acquired companies into our business. We are developing single operating platforms for the origination and servicing of home loans and are migrating from a decentralized mortgage operations model to a regional processing configuration. We anticipate that these initiatives will result in economies of scale and operating efficiencies. On the consumer banking side, we are currently upgrading the technology used in our ATMs and financial center stores.

        If we experience difficulties in the integration of the technology platforms or the upgrading of software or any prolonged interruption of our service, we could experience higher than anticipated administrative costs and the loss of customers, among other things. These events could cause our earnings to be lower than anticipated and could adversely affect our operations and financial condition.

  The financial services industry is highly competitive.

        We are subject to significant competition in attracting and retaining deposits and making loans as well as in providing other financial services in all of our market areas. We face pricing competition for loan and deposit products. In addition, customer convenience and service capabilities, such as product lines offered and the accessibility of services are significant competitive factors.

        Our most direct competition for loans comes from other savings institutions, national mortgage companies, insurance companies, commercial banks and government-sponsored enterprises. Our most direct competition for deposits comes from savings institutions, credit unions and commercial banks doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary market areas.

  Changes in the regulation of financial services companies could adversely affect our business.

        Proposals for further regulation of the financial services industry are continually being introduced in Congress. Proposals that are now receiving a great deal of attention include consumer protection initiatives on predatory lending, credit reporting and privacy. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. For further discussion of the regulations of financial services, see "Regulation and Supervision."

Taxation

  General

        For federal income tax purposes, we report income and expenses using the accrual method of accounting on a calendar year basis. We are subject to federal income tax under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations.

  State Income Taxation

        Many of the states in which we do business impose corporate income taxes on companies doing business in those states. The State of Washington does not currently have a corporate income tax, but has a business and occupation tax on gross receipts. Currently, the tax does not apply to interest received on loans secured by first mortgages or deeds of trust on residential properties.

  Assistance Agreement

        In connection with the Keystone acquisition, we acquired American Savings Bank, F.A. American Savings Bank was formed to effect the December 1988 acquisition of certain assets and liabilities of the failed savings and loan association subsidiary of Financial Corporation of America. In connection with the acquisition of American Savings Bank, Keystone Holdings and certain of its affiliates entered into a number of continuing agreements with the predecessor to the Federal Deposit Insurance Corporation ("FDIC"), including an Assistance Agreement. The Assistance Agreement provides, in part, for the payment to the Federal Savings & Loan Insurance Corporation Resolution Fund over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards. The provision for such payments is reflected in the Consolidated Financial Statements as "Income Taxes."

        See Note 13 to the Consolidated Financial Statements – "Income Taxes."

Environmental Regulation

        Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes.

        Further, although the environmental regulations exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the collateral property in a manner deemed beyond the protection of the secured party's interest. Federal and state legislation, as well as guidance issued by the United States Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within the environmental regulations' secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, the federal environmental regulations and similar state statutes may influence our decision whether to foreclose on property that is found to be contaminated. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. The existence of hazardous substances or wastes on such property may cause us to elect not to foreclose on the property, thereby limiting, and in some instances precluding, our realization on such loans.

Regulation and Supervision

        The following discussion describes elements of the extensive regulatory framework applicable to savings and loan holding companies, federal savings associations and state savings banks and provides some specific information relevant to us. This regulatory framework is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than for the protection of shareholders and creditors.

        To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statues and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company's business.

  General

        Washington Mutual, Inc. is a Washington state corporation. It owns two federal savings associations and one Washington state-chartered savings bank, as well as numerous nonbank subsidiaries. Because our state bank has elected to be treated as a savings association for purposes of federal holding company law, Washington Mutual, Inc. is a savings and loan holding company. As a savings and loan holding company, Washington Mutual, Inc. is subject to regulation by the Office of Thrift Supervision (the "OTS").

        Our federal savings associations are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as by the FDIC. Our state bank is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington (the "State Director") and by the FDIC. Our nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

        All of our banking subsidiaries are under the common control of Washington Mutual, Inc. and are insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require any of our banking subsidiaries to reimburse it for losses it incurs in connection either with the failure of another of our banking subsidiaries or with the FDIC's provision of assistance to one of our banking subsidiaries that is in danger of failure.

  Payment of Dividends

        Washington Mutual, Inc. is a legal entity separate and distinct from its banking and other subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Federal and state law limits the amount of dividends or other capital distributions that a banking institution, such as our federal associations and our state bank, can pay. Each of our banking subsidiaries has a policy to remain well-capitalized and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. In addition, our federal associations must file an application with the OTS at least 30 days before they can pay dividends to Washington Mutual, Inc. The ability of Washington Mutual, Inc. to borrow funds, for the purpose of paying dividends to its shareholders or otherwise, from its banking subsidiaries is limited by affiliate transaction restrictions discussed below. See Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for a more detailed description of the limits on the dividends our subsidiary banks can pay.

  Capital Adequacy

        Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary banking institutions is subject to various capital requirements. Our state bank is subject to FDIC capital requirements, while our federal associations are subject to OTS capital requirements. An institution's capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors.

        Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution is required to have a leverage ratio of at least 4.00%, a Tier 1 risk-based ratio of 4.00% and a total risk-based ratio of 8.00%. In addition, our federal associations are required to have a tangible capital ratio of 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

        As of December 31, 2002, each of our banking subsidiaries met all capital requirements to which they were subject and satisfied the requirements to be treated as well-capitalized. See Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for an analysis of our regulatory capital.

  Holding Company Status and Acquisitions

        Washington Mutual, Inc. is a multiple savings and loan holding company, as defined by federal law, because it owns more than one savings association. Washington Mutual, Inc. is regulated as a unitary savings and loan holding company, however, because the OTS deems our federal associations to have been acquired in supervisory transactions. Therefore, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions will apply to Washington Mutual, Inc. if any of our three banking institutions fails to meet a qualified thrift lender test established by federal law. The Company's three banking subsidiaries are currently in compliance with qualified thrift lender standards.

        Washington Mutual, Inc. may not acquire control of another savings association unless the OTS approves. Washington Mutual, Inc. may not be acquired by a company, other than a bank holding company, unless the OTS approves, or by an individual unless the OTS does not object after receiving notice. Washington Mutual, Inc. may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the "Federal Reserve") approves. In any case, the public must have an opportunity to comment on the proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, Washington Mutual, Inc. may not acquire more than 5% of the voting stock of any savings institution that is not one of its subsidiaries.

        The Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since Washington Mutual, Inc. was treated as a unitary savings and loan holding company prior to that date, Washington Mutual, Inc. may engage in non-financial activities and acquire non-financial subsidiaries.

  Federal Home Loan Bank System

        The primary purpose of the Federal Home Loan Banks (the "FHLBs") is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. The FHLB System consists of twelve regional FHLBs; each is federally chartered but privately owned by its member institutions. The Federal Housing Finance Board ("Finance Board"), a government agency, is generally responsible for regulating the FHLB System.

        Generally, an institution eligible to be a member must initially apply for membership in the FHLB for the district where the member's principal place of business is located. One of our savings associations, Washington Mutual Bank, FA ("WMBFA"), currently is a member only of the San Francisco FHLB, because WMBFA's home office is in Stockton, California. Our state bank, whose head office is in Seattle, is a member of the Seattle FHLB, as is our other federal association, whose home office is in Salt Lake City. The Dallas FHLB (of which Bank United was a member prior to merging into WMBFA) and the New York FHLB (of which Dime's depository institution subsidiary, The Dime Savings Bank of New York, FSB, was a member prior to merging into WMBFA) have requested that the Finance Board allow WMBFA to be a member of those FHLBs without terminating WMBFA's membership in the San Francisco FHLB. WMBFA has supported these requests. The Finance Board is currently considering whether institutions may be members of more than one FHLB.

  Deposit Insurance

        The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (the "BIF") and the Savings Association Investment Fund (the "SAIF"). The BIF is a deposit insurance fund for commercial banks and some federal and state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. Our state bank is a member of the BIF, but a substantial portion of its deposits is insured through the SAIF. Our federal associations are members of the SAIF, but a small portion of WMBFA's deposits is insured through the BIF.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2002, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of assessable deposits. Our banking subsidiaries qualified for the lowest rate on their deposits in 2002. Accordingly, none of these institutions paid any deposit insurance assessments in 2002. If, in the future, the reserve ratio of either insurance fund falls below required levels, that fund may reinstitute deposit insurance assessments for all institutions, including those not currently subject to deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Since 2000, SAIF- and BIF-assessable deposits have been assessed at the same rate by FICO. For the years 2001 and 2002, the average annual rate was 1.90 cents and 1.75 cents per $100 of assessable deposits.

  Affiliate Transaction Restrictions

        Our three banking subsidiaries are subject to the same affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as Washington Mutual, Inc. and any company under common control with the banking institution. In addition, the federal law governing unitary savings and loan holding companies prohibits our banking subsidiaries from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits each of our banking institutions from making any equity investment in any affiliate that is not its subsidiary. Each of our banking subsidiaries currently is in material compliance with all these provisions.

  Federal Reserve, Consumer and Other Regulation

        Numerous regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

        Under Federal Reserve regulations, our banking subsidiaries are each required to maintain a reserve against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

        The Gramm-Leach-Bliley Act included provisions that give consumers new protections regarding the transfer and use of their nonpublic personal information by financial institutions. In addition, states are permitted under the Gramm-Leach-Bliley Act to have their own privacy laws, which may offer greater protection to consumers than the Gramm-Leach-Bliley Act. Numerous states in which the Company does business have enacted such laws.

        The four federal banking agencies, including our regulators, have jointly issued expanded examination and supervision guidance relating to two areas affecting our activities – subprime lending and, most recently, mortgage banking and MSR. The guidance on subprime lending principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25% of an institution's Tier 1 capital and advises that examiners will evaluate the capital of each subprime lender on a case-by-case basis. WMBFA currently holds purchased specialty mortgage finance loans significantly in excess of 25% of its Tier 1 capital and could be adversely affected by the application of the guidance since a significant portion of these loans may be considered subprime loans under the guidance.

        The guidance on mortgage banking activities and mortgage servicing rights highlights the banking agencies' concerns about and provides guidance relating to mortgage banking activities, primarily in the valuation and hedging of mortgage servicing rights. The guidance states that institutions with significant exposure to mortgage related assets, especially mortgage servicing rights, should expect greater scrutiny of those assets during examinations, and additional capital may be required for institutions that fail to follow the practices set forth in the guidelines.

        On October 26, 2001, President Bush signed into law the USA PATRIOT Act. The Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. The provisions generally affect banking institutions, broker-dealers and certain other financial institutions. The Act requires some of our subsidiaries to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on subsidiary operations. We do not expect the impact of the Act on our operations to be material, and we have established policies and procedures to ensure compliance with the Act's provisions.

  Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires that our banking subsidiaries ascertain and help meet the credit needs of the communities we serve, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 2000, each of our federal associations received an "outstanding" CRA rating from the OTS. In 2002, our state bank received a "satisfactory" CRA rating from the FDIC. We maintain a CRA public file that is available for viewing. The file includes copies of our most recent CRA Public Evaluations, descriptions of our products and services, delivery outlet information, and public comments.

        In September 2001, we announced a new ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by us and the companies we acquired. As of December 31, 2002, we had exceeded our yearly targets for lending in low- to moderate-income neighborhoods and underserved market areas.

  Regulatory Sanctions

        The OTS, FDIC and the State Director may sanction any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any institution-affiliated party, such as a trustee, director, officer, employee, agent, or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The OTS, FDIC and the State Director may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

  Regulation of Nonbanking Affiliates

        As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers, Inc. ("NASD"), our broker-dealer subsidiaries are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As a registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions. Our consumer finance subsidiaries are subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. Our insurance subsidiaries are subject to regulation by various state insurance regulators. Some of our subsidiaries are subject to various state licensing and examination requirements.

Principal Officers

        The following table sets forth certain information regarding the principal officers of Washington Mutual:

Principal Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	53	Chairman of the Board of Directors, President and Chief Executive Officer	1983
Thomas W. Casey	40	Executive Vice President and Chief Financial Officer	2002
Craig J. Chapman	46	Group President, Specialty Finance Group and Chief Administrative Officer	1998
Fay L. Chapman	56	Senior Executive Vice President and General Counsel	1997
Daryl D. David	48	Executive Vice President, Human Resources	2000
Craig S. Davis	51	Group President, Home Loans and Insurance Services	1996
Jeremy V. Gross	44	Executive Vice President and Chief Information Officer	2001
William A. Longbrake	59	Vice Chair, Enterprise Risk Management and Chief Risk Officer	1996
Robert H. Miles	46	Senior Vice President and Controller	1999
Deanna W. Oppenheimer	44	Group President, Banking and Financial Services	1985
Craig E. Tall	57	Vice Chair, Corporate Development and Strategic Planning	1985
James G. Vanasek	58	Executive Vice President and Chief Credit Officer	1999

        Mr. Killinger has established two committees within the management of the Company, the Executive Committee and the President's Council. He established the Executive Committee in 1990 to facilitate and coordinate decision making by and communication among the most senior executive officers of the Company who, as a committee, determine the Company's strategic direction. The President's Council, established by Mr. Killinger in December 2002 and comprised of the Chief Financial Officer, the Chief Administrative Officer and the Group Presidents, is focused on operational efficiency, operational decision-making and strategic execution, with particular emphasis on operations and execution across business segments. The executive officers serving on these committees at December 31, 2002 are indicated below.

        Mr. Killinger is Chairman, President and Chief Executive Officer of Washington Mutual. He was named President and Director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. Mr. Killinger joined Washington Mutual as an Executive Vice President of Washington Mutual Bank in 1983. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Casey is Executive Vice President and Chief Financial Officer of Washington Mutual. As a member of the Executive Committee and the President's Council, he oversees all aspects of Washington Mutual's corporate finance and investor relations functions. Prior to joining Washington Mutual, Mr. Casey was with GE Capital Corp. from 1992 through 2002 where he held advising, controllership and analyst positions prior to becoming Vice President of GE Capital and Vice President and CFO of GE Financial Assurance.

        Mr. Chapman is Group President of Specialty Finance and Chief Administrative Officer. He is responsible for overseeing the Commercial Real Estate and Specialty Lending units and Washington Mutual Finance Corporation. As Chief Administrative Officer, Mr. Chapman oversees operational excellence, acquisition integration, corporate property services and strategic sourcing. After joining Washington Mutual in 1998 as President and Chief Executive Officer of Washington Mutual Finance Corporation, he became a member of the Executive Committee in 2001 and a member of the President's Council in 2002. Previously, Mr. Chapman served as President of AMRESCO Residential Mortgage Corporation from 1996 to 1997.

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

        Mr. Davis is Group President of Home Loans and Insurance Services. He is responsible for home loan lending and insurance services and overseeing the Community and External Affairs division. Mr. Davis became Executive Vice President and a member of the Executive Committee in January 1997 and a member of the President's Council in 2002. Prior to joining Washington Mutual, he was Director of Mortgage Originations of American Savings Bank, F.A. from 1993 through 1996 and served as President of ASB Financial Services, Inc. from 1989 to 1993.

        Mr. Gross joined Washington Mutual in 2001 as Executive Vice President and Chief Information Officer and became a member of the Executive Committee at that time. He is responsible for directing the Company's corporate technology strategy. Mr. Gross joined Washington Mutual from Sydney, Australia-based Westpac Banking Corp. where he was Group Executive of Technology, Operations and eCommerce from 1999 to 2001. Previously, he spent seven years at Countrywide Credit Industries where he was Managing Director and Chief Technology Officer.

        Mr. Longbrake has been Vice Chair, Enterprise Risk Management and Chief Risk Officer since 2002. He has been a member of the Executive Committee since 1996. He is responsible for managing the Company's market risk, operational risk, compliance, internal audit, security, information security, business continuity planning, insurance risk and regulatory relations. From 1996 to 1999, Mr. Longbrake was Executive Vice President and Chief Financial Officer. He became Vice Chair in 1999.

        Mr. Miles has been Senior Vice President and Controller since January 2001. He serves as Washington Mutual's principal accounting officer. Mr. Miles joined the Company as Senior Vice President, Corporate Tax in June 1999. Prior to joining the Company, Mr. Miles was Director, Domestic Taxes of BankBoston, N.A. from 1996 to 1999.

        Ms. Oppenheimer is Group President of Banking and Financial Services. She is responsible for consumer banking, financial services and business banking. Additionally, Ms. Oppenheimer oversees corporate marketing and corporate communications. Ms. Oppenheimer became Executive Vice President in 1993, has been a member of the Executive Committee since its formation in 1990, and became a member of the President's Council in 2002. She has been an officer of the Company since 1985.

        Mr. Tall is Vice Chair, Corporate Development and Strategic Planning. He is responsible for overseeing the Company's corporate development, including acquisitions, strategic planning, real estate investments, and Washington Mutual's Strategic Capital Fund. Mr. Tall became an Executive Vice President in 1987 and Vice Chair in 1999. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Vanasek is Executive Vice President and Chief Credit Officer. He is responsible for overseeing all facets of the Company's credit risk management policies, strategies and performance. Mr. Vanasek became a member of the Executive Committee in 2001. Prior to joining Washington Mutual in 1999, he spent eight years at the former Norwest Bank, in a variety of lending risk management positions including Chief Credit Officer.

Properties

        The Company's headquarters are located at 1201 Third Avenue, Seattle, Washington 98101. As of December 31, 2002, we conducted business in 44 states through approximately 2,773 physical distribution centers.

        Additionally, significant facilities that we owned or leased were as follows:

Location	Leased/Owned	Approximate Square Footage	Termination or Renewal Date(1)
1201 3rd Ave., Seattle, WA	Leased	308,000	2007
1191 2nd Ave., Seattle, WA	Leased	189,000	2006
1111 3rd Ave., Seattle, WA	Leased	231,000	2006
999 3rd Ave., Seattle, WA	Leased	142,000	2006
1501 4th Ave., Seattle, WA	Leased	104,000	2010
1301 5th Ave., Seattle, WA	Leased	133,000	2008
2500 & 2530 223rd St. SE, Bothell, WA	Leased	106,000	2008
18525 36th Ave. S, SeaTac, WA	Owned	104,000	n/a
Northridge, CA(2)	Leased	351,000	2005-2006
Stockton, CA(2)	Owned	326,000	n/a
Chatsworth, CA(2)	Leased	404,000	2003-2015
Chatsworth, CA(2)	Owned	331,000	n/a
Irvine, CA(2)	Leased	183,000	2004-2010
Irvine, CA(2)	Owned	345,000	n/a
3883 Airway Drive, Santa Rosa, CA	Owned	110,000	n/a
3200 SW Freeway, Houston, TX	Leased	358,000	2008
9601 McAllister Fwy, San Antonio, TX	Leased	159,000	2005
Jacksonville, FL(2)	Leased	409,000	2003-2009
7301 Baymeadows Way, Jacksonville, FL	Owned	147,000	n/a
2601 10th Ave. N., Lake Worth, FL	Owned	112,000	n/a
2210 Enterprise Dr., Florence, SC	Leased	179,000	2008
231 E. Ave., Albion, NY	Leased	132,000	2011
EAB Plaza, Uniondale, NY	Leased	126,000	2007
3050 Highland Pkwy, Downers Grove, IL	Leased	181,000	2013
Vernon Hills, IL(2)	Leased	408,000	2003-2006
11200 W. Parkland Ave., Milwaukee, WI	Owned	242,000	n/a

(1)
The Company has options to renew leases at most locations.
(2)
Multiple locations.

Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. Certain of these actions and proceedings are based on alleged violations of consumer protection, banking and other laws.

        In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of pending matters will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single pending proceeding will have a material adverse effect on the consolidated financial position, operations or liquidity of the Company. However, if an unfavorable outcome were to occur in more than one proceeding during the same reporting period, there exists the possibility of a material adverse impact on the Company's operating results for that particular period, depending upon, among other things, the level of the Company's income for such period.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to shareholders during the fourth quarter of 2002.

PART II

Market for our Common Stock and Related Stockholder Matters

        Our common stock trades on The New York Stock Exchange under the symbol WM. As of February 28, 2003, there were 939,456,466 shares issued and outstanding (including 17.775 million shares held in escrow) held by 45,385 shareholders of record. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the "Quarterly Results of Operations" table included under Supplementary Data on page 142 and is expressly incorporated herein by reference.

        The "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated by reference from our definitive proxy statement in conjunction with our Annual Meeting of Shareholders to be held April 15, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2002. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our Consolidated Financial Statements. The table below represents information about the nature of and rationale for the Company's critical accounting policies:

Critical Accounting Policy	Consolidated Statements of Financial Position Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Fair value of mortgage servicing rights	Mortgage servicing rights	Home loan mortgage banking income (expense): Impairment adjustment	Determining the fair value of our MSR requires us to formulate conclusions about anticipated changes in future market conditions, including interest rates. Our loan servicing portfolio is subject to prepayment risk, which subjects our MSR to impairment risk.
			The fair value of our MSR is estimated using a discounted cash flow model. The discounted cash flow model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All of the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of management's assumptions about these factors is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value conclusions.	Limitations to the measurement of MSR fair value are described in the subsequent section of Management's Discussion and Analysis – "Earnings Performance" on page 29. See the key economic assumptions and the sensitivity of the current fair value for home loans' MSR to immediate changes in those assumptions in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

Rate lock commitments	Other assets	Home loan mortgage banking income (expense): Gain from mortgage loans	The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives, and therefore, they are recorded at fair value. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted using an anticipated fallout factor for loan commitments that will never be funded. This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold.	See further discussion in the subsequent section of Management's Discussion and Analysis – "Earnings Performance" on page 29.

Critical Accounting Policy	Consolidated Statements of Financial Position Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Allowance for loan and lease losses	Allowance for loan and lease losses	Provision for loan and lease losses	The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of the underlying collateral and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance, the specific allowance and the unallocated allowance. The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.	The estimates and judgments are described in further detail in the subsequent sections of Management's Discussion and Analysis – "Asset Quality" on page 43 and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Net periodic pension expense	Other assets	Compensation and benefits	The net periodic pension expense is actuarially determined using assumed discount rates, assumed rates of compensation increase and expected return on assets. These assumptions are ultimately determined by management.
			The discount rate is determined using Moody's Aa spot rate as of year end. The compensation rate is determined by reviewing the Company's salary increases each year along with reviewing industry averages. The expected return on assets represents management's expectation of the average rate of earnings on the funds invested to provide for the benefits included in the projected benefit obligation.	The impact to compensation and benefits expense if certain assumptions are changed is discussed in the subsequent section of Management's Discussion and Analysis – "Liquidity" on page 53.

        Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge deferral criteria. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Five-Year Summary of Selected Financial Data

	December 31,
	2002	2001	2000	1999	1998
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$8,341	$6,876	$4,311	$4,452	$4,292
Provision for loan and lease losses	595	575	185	167	162
Noninterest income	4,790	3,248	1,984	1,509	1,507
Noninterest expense	6,382	4,617	3,126	2,910	3,268
Net income	3,896	3,114	1,899	1,817	1,487
Net income per common share(1):
Basic	$4.12	$3.65	$2.37	$2.12	$1.74
Diluted	4.05	3.59	2.36	2.11	1.71
Dividends declared per common share	1.06	0.90	0.76	0.65	0.49
Balance Sheet Data (at year end)
Securities	$43,972	$58,349	$58,724	$60,786	$47,046
Loans held for sale	33,996	26,582	3,404	794	1,827
Loans held in portfolio	147,528	130,251	119,626	113,746	107,612
Mortgage servicing rights	5,341	6,241	1,017	643	461
Goodwill	6,270	2,175	937	1,077	862
Assets	268,298	242,506	194,716	186,514	165,493
Deposits	155,516	107,182	79,574	81,130	85,492
Securities sold under agreements to repurchase	16,717	39,447	29,756	30,163	18,340
Advances from Federal Home Loan Banks	51,265	61,182	57,855	57,094	39,749
Other borrowings	15,264	12,576	9,930	6,203	4,630
Redeemable preferred stock	-	102	-	-	-
Stockholders' equity	20,134	14,063	10,166	9,053	9,344

(1)
Restated for all stock splits.

Significant Transactions

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

        During 2002, the Company completed three acquisitions. On January 4, 2002, we completed our acquisition of New York-based Dime Bancorp, Inc. The aggregate purchase price of Dime was approximately $5.3 billion. The acquisition of Dime added approximately $31 billion to our asset base, including approximately $22 billion in loans, and increased our deposit base by approximately $15 billion. The acquisition of Dime also significantly contributed to the growth in our mortgage banking business, resulting in a $926 million increase to our MSR balance and a $49.24 billion increase in our portfolio of loans serviced for others.

        In two transactions during 2002, we purchased for cash HomeSide Lending, Inc., the U.S. mortgage unit of National Australia Bank Limited. The aggregate purchase price of HomeSide was $2.45 billion. The acquisition of HomeSide added approximately $1 billion in loans held for sale, approximately $960 million in net MSR and approximately $130 billion to our portfolio of loans serviced for others. We also acquired a proprietary loan servicing platform, which we intend to make our primary loan servicing platform. In addition we assumed $760 million in long-term debt and $750 million in other liabilities.

        The Company also sold servicing rights during 2002, which, together with high amortization levels and impairment that were attributable to low interest rates during the year, resulted in a $900 million decrease in our net MSR balance. These sales were part of the Company's strategy to actively manage the size of our MSR while still retaining the customer relationships.

        Also during 2002, the Company significantly increased its level of deposits primarily due to the growth in Platinum Account balances, which increased from $9.40 billion at December 31, 2001 to $50.20 billion at December 31, 2002. The increase in deposits resulted in a reduction in our wholesale borrowings, which declined from $105.32 billion at December 31, 2001 to $69.23 billion at December 31, 2002.

        During 2001, we completed three acquisitions. On January 31, we acquired the mortgage operations of The PNC Financial Services Group, Inc. for approximately $7.0 billion. On February 9, we acquired Texas-based Bank United Corp. for approximately $1.4 billion, and on June 1, we acquired Fleet Mortgage Corp., a unit of FleetBoston Financial Corp., and certain other mortgage lending operations of Fleet National Bank for approximately $7.5 billion. Substantially due to these acquisitions, our loan serviced for others portfolio grew from $85.88 billion at January 1, 2001 to $382.50 billion at December 31, 2001 and our loans held for sale increased from $3.40 billion to $26.58 billion. Correspondingly, the MSR associated with our servicing portfolio increased from $1.02 billion at January 1, 2001 to $6.24 billion at December 31, 2001. The acquisition of Bank United also increased our deposit base by $8.09 billion and added approximately $12 billion to our loans held in portfolio.

        Variances in the amounts reported on the Consolidated Statements of Income between 2002, 2001 and prior years and on the Consolidated Statements of Financial Condition between 2002 and 2001 are partially attributable to the results from the aforementioned acquisitions as the results from those operations are included prospectively from the date of acquisition.

  Ratios and Other Supplemental Data

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions, except per share amounts)
Profitability
Return on average assets	1.44%	1.38%	1.01%
Return on average common stockholders' equity	19.48	23.53	21.15
Net interest margin	3.48	3.32	2.38
Efficiency ratio(1)	48.60	44.23	48.34
Asset Quality
Nonaccrual loans	$2,257	$2,030	$834
Foreclosed assets	336	228	153

Total nonperforming assets	2,593	2,258	987
Nonperforming assets/total assets	0.97%	0.93%	0.51%
Restructured loans	$98	$118	$120

Total nonperforming assets and restructured loans	2,691	2,376	1,107
Allowance for loan and lease losses	1,653	1,404	1,014
Allowance as a percentage of total loans held in portfolio	1.12%	1.08%	0.85%
Net charge-offs	$411	$305	$177
Capital Adequacy
Stockholders' equity/total assets	7.50%	5.80%	5.22%
Tangible common equity(2)/total tangible assets(2)	5.29	5.14	4.79
Estimated total risk-based capital/risk-weighted assets(3)	11.57	12.87	11.07
Per Common Share Data
Number of common shares outstanding at end of period (in thousands)	944,047	873,089	809,784
Common stock dividend payout ratio	25.73%	24.66%	32.07%
Book value per common share(4)	$21.74	$16.45	$12.84
Market prices:
High	39.45	42.69	37.25
Low	28.41	28.56	14.54
Year end	34.53	32.70	35.38

(1)
The efficiency ratio is defined as noninterest expense, excluding amortization of goodwill, divided by total revenue (net interest income and noninterest income).
(2)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(3)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that complies with Federal Reserve Board capital requirements.
(4)
Excludes 18 million shares held in escrow pending resolution of the Company's asserted right to the return of such shares.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$2,352	1.70%	$40	$335	4.46%	$15	$132	5.95%	$8
Available-for-sale securities(1):
Mortgage-backed securities	24,656	5.46	1,345	41,430	6.94	2,875	40,699	6.80	2,767
Investment securities	32,508	4.96	1,614	13,187	5.29	698	681	6.44	44
Held-to-maturity securities(1):
Mortgage-backed securities	-	-	-	-	-	-	17,770	7.38	1,311
Investment securities	-	-	-	-	-	-	137	5.82	8
Loans held for sale (2)	28,128	6.13	1,724	17,719	6.79	1,203	2,338	8.58	201
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	86,042	5.90	5,077	81,686	7.23	5,908	78,980	7.47	5,898
Purchased specialty mortgage finance	9,028	6.27	566	6,936	7.63	529	4,387	7.83	344

Total home loans	95,070	5.94	5,643	88,622	7.26	6,437	83,367	7.49	6,242
Home construction loans:
Builder(4)	1,316	5.93	78	1,826	7.72	141	424	10.60	45
Custom(5)	906	8.19	74	905	8.96	81	908	9.01	82
Home equity loans and lines of credit:
Banking subsidiaries	13,382	5.91	790	7,248	7.72	560	5,005	8.47	424
Washington Mutual Finance	2,100	12.06	253	2,056	12.74	262	1,782	12.61	225
Multi-family	17,973	6.01	1,081	16,480	7.72	1,273	15,507	7.85	1,218
Other real estate	8,368	6.83	572	5,913	7.98	472	3,700	8.59	317

Total loans secured by real estate	139,115	6.10	8,491	123,050	7.50	9,226	110,693	7.73	8,553
Consumer:
Banking subsidiaries	2,349	9.37	220	1,804	10.96	198	1,476	10.90	161
Washington Mutual Finance	1,714	18.87	324	1,731	18.63	322	1,673	19.38	324
Commercial business	4,227	5.13	217	4,010	7.08	284	1,562	9.56	149

Total loans held in portfolio	147,405	6.28	9,252	130,595	7.68	10,030	115,404	7.96	9,187
Other	4,597	5.93	272	4,103	5.95	244	3,648	7.06	257

Total interest-earning assets	239,646	5.94	14,247	207,369	7.26	15,065	180,809	7.62	13,783
Noninterest-earning assets:
Mortgage servicing rights	6,650			5,276			808
Goodwill	6,054			1,901			1,024
Other	19,117			11,027			4,931

Total assets	$271,467			$225,573			$187,572

(This table is continued on next page)

(1)
The average balance and yield on available-for-sale and held-to-maturity securities are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $259 million, $173 million, and $65 million for the years ended December 31, 2002, 2001, and 2000.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$40,338	2.55%	$1,028	$7,540	1.58%	$119	$5,967	1.08%	$65
Savings accounts and money market deposit accounts	31,545	1.48	466	35,873	3.17	1,136	29,553	4.08	1,207
Time deposit accounts	37,422	3.14	1,174	36,496	5.04	1,839	36,340	5.55	2,018

Total interest-bearing deposits	109,305	2.44	2,668	79,909	3.87	3,094	71,860	4.58	3,290
Federal funds purchased and commercial paper	3,478	1.92	67	4,806	4.11	198	3,442	6.34	218
Securities sold under agreements to repurchase	34,830	2.31	804	29,582	4.05	1,197	28,491	6.62	1,885
Advances from Federal Home Loan Banks	59,449	2.83	1,680	63,859	4.58	2,924	56,979	6.39	3,643
Other	14,014	4.90	687	13,289	5.84	776	7,198	6.05	436

Total interest-bearing liabilities	221,076	2.67	5,906	191,445	4.28	8,189	167,970	5.64	9,472

Noninterest-bearing sources:
Noninterest-bearing deposits	25,396			16,613			8,416
Other liabilities	5,015			4,308			2,207
Stockholders' equity	19,980			13,207			8,979

Total liabilities and stockholders' equity	$271,467			$225,573			$187,572

Net interest spread and net interest income		3.27	$8,341		2.98	$6,876		1.98	$4,311

Impact of noninterest-bearing sources		0.21			0.34			0.40
Net interest margin		3.48			3.32			2.38

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

	2002 vs. 2001			2001 vs. 2000
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total Change			Total Change
	Volume	Rate		Volume	Rate
	(in millions)
Interest Income
Federal funds sold and securities purchased under resale agreements	$39	$(14)	$25	$9	$(2)	$7
Available-for-sale securities:
Mortgage-backed securities	(1,001)	(529)	(1,530)	50	58	108
Investment securities	962	(46)	916	663	(9)	654
Held-to-maturity securities:
Mortgage-backed securities	-	-	-	(2,525)	1,214	(1,311)
Investment securities	-	-	-	(15)	7	(8)
Loans held for sale	647	(126)	521	1,052	(50)	1,002
Loans held in portfolio:
Loans secured by real estate:
Home loans	302	(1,133)	(831)	199	(190)	9
Purchased specialty mortgage finance	142	(106)	36	195	(9)	186

Total home loans	444	(1,239)	(795)	394	(199)	195
Home construction loans:
Builder(1)	(34)	(28)	(62)	111	(15)	96
Custom(2)	-	(7)	(7)	-	(1)	(1)
Home equity loans and lines of credit:
Banking subsidiaries	386	(156)	230	176	(40)	136
Washington Mutual Finance	5	(14)	(9)	35	2	37
Multi-family	108	(300)	(192)	76	(20)	56
Other real estate	175	(75)	100	178	(24)	154

Total loans secured by real estate	1,084	(1,819)	(735)	970	(297)	673
Consumer:
Banking subsidiaries	54	(31)	23	36	1	37
Washington Mutual Finance	(3)	4	1	11	(12)	(1)
Commercial business	15	(82)	(67)	182	(48)	134

Total loans held in portfolio	1,150	(1,928)	(778)	1,199	(356)	843
Other	29	(1)	28	30	(43)	(13)

Total interest income	1,826	(2,644)	(818)	463	819	1,282
Interest Expense
Deposits:
Interest-bearing checking	797	113	910	20	35	55
Savings accounts and money market deposit accounts	(124)	(546)	(670)	230	(301)	(71)
Time deposit accounts	46	(712)	(666)	8	(188)	(180)

Total deposit expense	719	(1,145)	(426)	258	(454)	(196)
Borrowings:
Federal funds purchased and commercial paper	(45)	(86)	(131)	70	(91)	(21)
Securities sold under agreements to repurchase	186	(579)	(393)	70	(758)	(688)
Advances from Federal Home Loan Banks	(190)	(1,054)	(1,244)	402	(1,121)	(719)
Other	41	(130)	(89)	357	(16)	341

Total borrowing expense	(8)	(1,849)	(1,857)	899	(1,986)	(1,087)

Total interest expense	711	(2,994)	(2,283)	1,157	(2,440)	(1,283)

Net interest income	$1,115	$350	$1,465	$(694)	$3,259	$2,565

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

Earnings Performance

  Net Interest Income

        For the year ended December 31, 2002, net interest income increased $1.47 billion, or 21% compared with the same period in 2001. Most of this increase was attributable to the growth in average interest-earning assets, which increased primarily as a result of the Dime acquisition, and the expansion of the net interest margin, which increased 16 basis points during the year. The margin benefited from the full effect that the 475 basis point reduction in the Federal Funds rate in 2001 had on our wholesale borrowings, which reprice to market interest levels more quickly than our interest-earning assets. After peaking in the first quarter of 2002, the net interest margin declined throughout the remainder of 2002, largely due to the downward repricing of loans and debt securities.

        The interest expense on interest-bearing checking accounts experienced a significant increase in 2002 due to the growth of, and the rates offered on, Platinum Accounts. During the year ended December 31, 2002, the average balance of Platinum Accounts was $34,018 million, compared with $1,384 million during the year ended December 31, 2001. The rates offered on Platinum Accounts increased the average rate paid on interest-bearing checking accounts from 1.58% in 2001 to 2.55% in 2002. At December 31, 2002, the balance in Platinum Accounts totaled $50.20 billion.

        For the year ended December 31, 2001, net interest income increased $2.57 billion, or 59%, compared with the same period in 2000. The increase in net interest income was primarily due to a significant improvement in the net interest margin. The net interest margin was 3.32% for 2001, compared with 2.38% for 2000. As a result of the Federal Funds rate cuts that occurred during 2001, the cost of our wholesale borrowings during 2001 was significantly lower than 2000. The increase in deposits, coupled with lower rates, also benefited the margin in 2001. An increase in average interest-earning assets, primarily resulting from the addition of the Bank United loan portfolio and the mortgage banking operations of PNC and Fleet, also contributed to the growth in net interest income.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $407 million for the year ended December 31, 2002. Interest rate contracts, including embedded derivatives, increased net interest income by $22 million for the year ended December 31, 2001 and by $67 million for the year ended December 31, 2000.

  Noninterest Income

        Noninterest income consisted of the following:

				Percentage Change
	Year Ended December 31,
				2002/ 2001	2001/ 2000
	2002	2001	2000
	(in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$2,237	$1,375	$295	63%	366%
Loan subservicing fees	100	24	-	317	-
Amortization of mortgage servicing rights	(2,616)	(1,054)	(133)	148	692
Impairment adjustment	(3,219)	(1,701)	(9)	89	-
Other, net	(371)	(165)	(19)	125	768

Net home loan servicing (expense) income	(3,869)	(1,521)	134	154	-
Revaluation gain from derivatives	2,517	-	-	-	-
Net settlement income from certain interest-rate swaps	382	-	-	-	-
Gain from mortgage loans	1,280	963	262	33	268
GNMA pool buy-out income	319	2	-	-	-
Loan related income	268	156	35	72	346
Gain on sale of originated mortgage-backed securities	34	117	2	(71)	-

Total home loan mortgage banking income (expense)	931	(283)	433	-	-
Depositor and other retail banking fees	1,634	1,290	976	27	32
Securities fees and commissions	362	303	318	19	(5)
Insurance income	177	100	49	77	104
Portfolio loan related income	349	193	82	81	135
Gain (loss) from other available-for-sale securities	768	600	(4)	28	-
Gain on extinguishment of securities sold under agreements to repurchase	282	621	-	(55)	-
Other income	287	424	130	(32)	226

Total noninterest income	$4,790	$3,248	$1,984	47	64

  Home Loan Mortgage Banking Income

        The increase in home loan servicing fees for the year ended December 31, 2002 was the result of the increase in our loans serviced for others portfolio, partially offset by a decline in the aggregate weighted average servicing fee. Our loans serviced for others portfolio increased from $382,500 million at year ended December 31, 2001 to $604,504 million at year ended December 31, 2002 primarily as a result of the acquisition of Dime and HomeSide along with strong levels of salable home loan volume, in which we retain the servicing relationship. The strong home loan volume during 2002 was primarily due to high refinancing volume, which was caused by very low mortgage rates and the expansion of our correspondent lending activities, which resulted from the acquisition of Dime and HomeSide in 2002, and Fleet Mortgage in 2001. The increase in home loan servicing fees for 2001, as compared with 2000, was substantially the result of the addition of the loan servicing portfolios of Bank United, PNC Mortgage and Fleet Mortgage.

        Total loans serviced for others portfolio by type was as follows:

	December 31, 2002		December 31, 2001
	Unpaid Principal Balance	Weighted Average Servicing Fee	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)	(in millions)	(in basis points, annualized)
Government	$89,762	54	$61,541	52
Agency	391,833	35	242,075	45
Private	110,808	46	69,996	51
Specialty home loans	12,101	50	8,888	50

Total loans serviced for others portfolio	$604,504	40	$382,500	47

        The decrease in the weighted average servicing fee from 47 basis points at December 31, 2001 to 40 basis points at December 31, 2002 was primarily due to sales of servicing rights, which decreased the net MSR balance by $997 million, but had no impact on the unpaid principal balance of the loans serviced for others portfolio.

        A continued decrease in long-term mortgage rates during the years ended December 31, 2002 and 2001 led to higher anticipated prepayment rates, which resulted in MSR impairment of $3,219 million and $1,701 million for 2002 and 2001, thereby increasing the MSR impairment allowance to $4,521 million at December 31, 2002 and $1,714 million at December 31, 2001. Continued high volumes of actual prepayment activity during the years ended December 31, 2002 and 2001, coupled with the growth in the MSR servicing portfolio, resulted in higher MSR amortization, as compared with the years ended December 31, 2001 and 2000.

        In measuring the impairment of MSR, we stratify the loans in our servicing portfolio primarily based on loan type and coupon rate. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its carrying value. At December 31, 2002, we stratified the loans in our servicing portfolio as follows:

	December 31, 2002
	Rate Band	Gross Book Value	Valuation Allowance	Net Book Value	Fair Value
		(in millions)
Adjustable	All loans	$1,643	$382	$1,261	$1,261
Conventional	7.49% and below	4,148	2,040	2,108	2,108
Conventional	7.50% to 8.99%	915	527	388	388
Conventional	9.00% and above	34	-	34	40
Government	7.49% and below	1,079	522	557	557
Government	7.50% to 8.99%	728	373	355	355
Government	9.00% and above	46	19	27	27
Private	7.49% and below	744	422	322	322
Private	7.50% to 8.99%	298	178	120	120
Private	9.00% and above	27	-	27	27

Primary servicing		9,662	4,463	5,199	5,205
Master servicing	All loans	127	58	69	69
Specialty home loans	All loans	53	-	53	84
Multi-family	All loans	20	-	20	22

Total		$9,862	$4,521	$5,341	$5,380

        Interest rate bands are generally sorted into 150 basis point intervals. The Company will consider adding additional strata to our servicing portfolio if loans with coupon rates below 6.00% reach significant levels.

        The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR represent the discounted present value of the future net cash flows we expect to receive from our servicing portfolio. Accordingly, prepayment risk subjects our MSR to impairment risk.

        We estimate fair value of each MSR stratum using a discounted cash flow model. The discounted cash flow model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of management's assumptions about these factors is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value conclusions.

        Our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        The continuing high volume of refinancing activity allowed us to generate strong levels of salable home loan volume during the year ended December 31, 2002. Additionally, the Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded, at fair value, in other assets on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted using an anticipated fallout factor for loan commitments that will never be funded.

        This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. The fair value of rate lock commitments on the Consolidated Statements of Financial Condition at December 31, 2002 and 2001 for which the underlying loans had not been funded was $473 million and $3 million.

        The FASB staff or the Emerging Issues Task Force may issue additional guidance on this matter. Depending on what, if any, additional guidance is issued, the timing of the gain recognition inherent within our rate lock commitments could be delayed, possibly until the date that the anticipated loans are sold.

Generally, loans held for sale are sold within 60 to 120 days after the initial recognition of the rate lock commitment.

        Rate lock commitment volume totaled $236.05 billion for the year ended December 31, 2002, compared with $134.16 billion for the same period in 2001. The total notional amounts of rate lock commitments outstanding, including an anticipated fallout factor, at December 31, 2002 and December 31, 2001 were $26.97 billion and $12.59 billion. The high levels of rate lock commitment volume resulted in gain from mortgage loans of $1,280 million during the year ended December 31, 2002 compared with $963 million during the same period in 2001. Gain from mortgage loans for the year ended December 31, 2001 increased compared with 2000 as a result of higher levels of loan volume caused by low mortgage interest rates.

        Government National Mortgage Association ("GNMA") pool buy-out income was $319 million for 2002. Beginning in 2002, the Company began to regularly exercise its buy-back rights under the terms of its contracts with GNMA. The Company has the right to repurchase certain loans that are part of GNMA securitization pools before they have reached nonperforming status. In one part of the Company's program, loans that have been 30 days past due for three consecutive months (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, loans that have missed three consecutive payments are likewise purchased and resold. These loans are collectively referred to as Early Buy-Out Loans.

        Gain from the sale of these loans was $126 million for the year ended December 31, 2002. In the future, the Company will not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but will continue to make such purchases from previously created pools. The Company does not expect this change to have a significant impact on its results of operations in 2003.

        Additionally, as part of its normal Federal Housing Administration and Department of Veterans Affairs lending program, the Company repurchases defaulted loans from GNMA and undertakes collection and, if necessary, foreclosure proceedings with respect to those loans. Upon completion of the foreclosure, the Company can also submit a claim to either the Federal Housing Administration or the Department of Veterans Affairs for payment on the insurance or guarantee, as the case may be, issued by that agency. The portion of the recovery which is attributed to interest income owed to the Company is also recorded in this category. That interest income, together with interest income on the Early Buy-Out Loans was $193 million for 2002.

        Loan related income increased during the years ended December 31, 2002 and 2001. A significant portion of this increase was due to increased late charges on the loans serviced for others and loan prepayment fees on certain adjustable-rate mortgages with prepayment penalty provisions.

        Gain from sale of originated mortgage-backed securities during the first quarter of 2001 included gains from the sale of adjustable-rate mortgage loans that were securitized in the fourth quarter of 2000 and other mortgage-backed securities that were securitized in earlier periods.

        The following table separately presents the MSR and the asset/liability risk management activities included within noninterest income for the year ended December 31, 2002.

	MSR Risk Management	Asset/Liability Risk Management	Total
	(in millions)
Gain (loss) from other available-for-sale securities	$795	$(27)	$768
Revaluation gain (loss) from derivatives	2,645	(128)	2,517
Gain on extinguishment of securities sold under agreements to repurchase	257	25	282
Net settlement income from certain interest-rate swaps	382	-	382

Total	$4,079	$(130)	$3,949

        The total amount of income from MSR risk management instruments offset MSR impairment and higher levels of MSR amortization that resulted from high loan prepayment activity.

        Revaluation gain from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company has not attempted to achieve hedge accounting treatment under Statement No. 133. The significant increase in the revaluation gain from derivatives was due to the Company decreasing its reliance on investment securities during 2002 by shifting to a blend of investment securities and derivatives. These derivatives were mostly used for MSR risk management purposes. The total notional amount of these MSR risk management derivatives at December 31, 2002 was $41.97 billion with a combined fair value of $3.03 billion, compared with zero at December 31, 2001.

        Net settlement income from certain interest-rate swaps represents the income from interest rate swaps where the Company has not attempted to achieve hedge accounting treatment under Statement No. 133. These swaps predominantly consisted of receive-fixed interest rate swaps, which were used as MSR risk management derivatives. At December 31, 2002, the total notional amount of these receive-fixed interest-rate swaps was $17.92 billion, compared with zero at December 31, 2001.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the year ended December 31, 2002 was primarily due to higher levels of checking fees that resulted from an increased number of noninterest-bearing checking accounts in comparison with the year ended December 31, 2001 and an increase in fees from debit card services. The number of these accounts at December 31, 2002 totaled over 5.8 million, an increase of more than 846,000 from December 31, 2001. This increase included approximately 200,000 noninterest-bearing checking accounts acquired from Dime during the first quarter of 2002. The increase in depositor and other retail banking fees for the year ended December 31, 2001 was primarily due to higher levels of checking fees that resulted from an increased number of noninterest-bearing checking accounts.

        Securities fees and commissions increased during the year ended December 31, 2002 primarily due to a continued increase in sales of fixed annuities. The decrease in securities fees and commissions from 2001 compared with 2000 was due to lower sales of investment products, including variable annuities, largely the result of investor uncertainty regarding the stock market. Offsetting this decline was a significant increase in fees from the sale of fixed annuities.

        Insurance income increased during the year ended December 31, 2002 and year ended December 31, 2001 primarily due to the continued growth in our captive reinsurance programs. The Dime acquisition also contributed to an increase in revenues in optional insurance and property and casualty insurance products.

        The growth in portfolio loan related income for the year ended December 31, 2002 was mostly due to increased late charges on the loan portfolio, continued high loan prepayment fees as a result of refinancing activity and the Dime acquisition. The growth in portfolio related income for the year ended December 31, 2001 was also largely due to increased late charges and higher loan prepayment fees.

        Gain from other available-for-sale securities increased during the year ended December 31, 2002, mostly as a result of increased sales of U.S. Government securities used as MSR risk management instruments. Gain on extinguishment of securities sold under agreements to repurchase ("repurchase agreements") decreased during the year ended December 31, 2002 compared with 2001 largely due to a reduction in terminations of certain repurchase agreements with embedded interest rate floors.

        The decrease in other noninterest income during the year ended December 31, 2002 was primarily due to the Company's removal of the cash flow hedge designation on certain payor swaptions which resulted in the Company reclassifying a loss of $112 million from accumulated other comprehensive income to other noninterest income, and a reduction in some of the specific gains realized during 2001 as described below. This overall decrease during 2002 was partially offset by a $125 million revaluation gain on residual interests in collateralized mortgage obligations. The increase in other income during the year ended December 31, 2001 was primarily due to a $55 million revaluation gain on residual interests in collateralized mortgage obligations, $37 million from our bank-owned life insurance program, a $34 million net gain from the sale of financial center stores and a gain of $32 million on Concord EFS, Inc. stock prior to its donation to the Washington Mutual Foundation.

  Noninterest Expense

        Noninterest expense consisted of the following:

				Percentage Change
	Year Ended December 31,
				2002/ 2001	2001/ 2000
	2002	2001	2000
	(in millions)
Compensation and benefits	$2,899	$1,924	$1,348	51%	43%
Occupancy and equipment	1,153	804	604	43	33
Telecommunications and outsourced information services	524	441	323	19	37
Depositor and other retail banking losses	204	144	105	42	37
Amortization of goodwill	-(1)	139	83	(100)	67
Amortization of other intangible assets	67	33	23	103	43
Advertising and promotion	246	185	132	33	40
Postage	192	136	98	41	39
Professional fees	208	201	101	3	99
Loan expense	211	126	50	67	152
Travel and training	141	112	63	26	78
Reinsurance expense	51	13	-	292	-
Other expense	486	359	196	35	83

Total noninterest expense	$6,382	$4,617	$3,126	38	48

(1)
The Company adopted Statement No. 142 on January 1, 2002, and no longer amortizes goodwill.

        The increase in employee base compensation and benefits expense for the year ended December 31, 2002 over the same period a year ago was primarily due to the acquisitions of Dime and HomeSide, the hiring of additional staff to support our expanding operations and an increase in incentive compensation. The increase for the year ended December 31, 2001 over the same period in December 31, 2000 was primarily due to the acquisition of PNC Mortgage, Bank United and Fleet Mortgage. Full-time equivalent employees were 52,459 at December 31, 2002 compared with 39,465 at December 31, 2001 and 28,798 at December 31, 2000. The Dime and HomeSide acquisitions added a total of approximately 9,000 full-time equivalent employees.

        The increase in occupancy and equipment expense for the year ended December 31, 2002 resulted primarily from rent, maintenance and depreciation expense related to the recent acquisitions. A majority of the increase in occupancy and equipment expense for the year ended December 31, 2001 resulted from properties and equipment acquired from the PNC Mortgage, Bank United and Fleet Mortgage acquisitions.

        The increase in telecommunications and outsourced information services expense for the year ended December 31, 2002 was primarily attributable to higher usage of voice and data network services, outsourced data processing services and internet services. A significant portion of the increase in telecommunications and outsourced information services expense during the year ended December 31, 2001 was attributable to higher rates, effective at the beginning of the year, with a third party service provider. Additionally, the Company added 266 and 194 financial center stores during the years ended December 31, 2002 and 2001 as a result of organic growth and acquisitions.

        A majority of the increase in depositor and other retail banking losses in the periods reported was due to higher loss levels per account as a result of increases in forgeries and returned deposited items. Also contributing to this increase was the growth in new checking accounts and the number of ATMs.

        The increase in amortization of other intangible assets expense during the year ended December 31, 2002 was substantially due to the core deposit intangible acquired in the Dime acquisition. Amortization of goodwill and intangible assets increased in 2001 primarily due to the PNC Mortgage, Bank United and Fleet Mortgage acquisitions. Upon adopting Statement No. 142 at January 1, 2002, goodwill amortization was eliminated.

        Advertising and promotion expense increased for the year ended December 31, 2002 primarily due to the marketing campaign in the greater New York metropolitan area, and to a lesser extent, due to our expansion into the metropolitan areas of Denver, Atlanta and Phoenix. The increase in advertising and promotion expense during the year ended December 31, 2001 was primarily due to additional costs associated with marketing campaigns for various loan and deposit products and our expansion into new markets.

        The increase in loan expense for the year ended December 31, 2002 and for the year ended December 31, 2001 was primarily due to higher non-deferred loan closing costs, which were attributable to an overall increase in loan originations and purchases, and higher mortgage payoff expenses.

        Travel and training increased for the year ended December 31, 2002 and for the year ended December 31, 2001 primarily due to increased travel related to the 2002 acquisitions of Dime and HomeSide and the 2001 acquisitions of PNC Mortgage, Bank United and Fleet Mortgage, and the training of new employees and recently transferred employees from the aforementioned acquisitions.

        A significant portion of the increase in other expense during the year ended December 31, 2002 was due to increases in foreclosed assets expense, regulatory assessments, outside printing services, business taxes and office supplies. The increase in other expense during the year ended December 31, 2001 was primarily due to increases in contributions to the Washington Mutual Foundation, provision for losses on delinquent GNMA pool buy-outs and other outside services expense.

Review of Financial Condition

  Assets

        At December 31, 2002, our assets were $268.30 billion, an increase of $25.79 billion or 11% from $242.51 billion at December 31, 2001. This increase was primarily attributable to the Dime and HomeSide acquisitions.

  Securities

        Securities consisted of the following:

	December 31,
	2002	2001
	(in millions)
Available-for-sale securities, total amortized cost of $42,592 and $58,783:
Mortgage-backed securities	$28,375	$28,568
Other investment securities	15,597	29,781

Total available-for-sale securities	$43,972	$58,349

        Upon adopting Statement No. 133 at January 1, 2001, we reclassified our held-to-maturity securities to available-for-sale. Other investment securities decreased $14,184 million to $15,597 million at December 31, 2002 from $29,781 million at December 31, 2001, largely due to the sales of U.S. Government and agency bonds. Refer to Note 3 to the Consolidated Financial Statements – "Securities" for additional information on securities, classified by security type.

  Loans

        Total loans consisted of the following:

	December 31,
	2002	2001	2000	1999	1998
	(in millions)
Loans held for sale	$33,996	$26,582	$3,404	$794	$1,827
Loans held in portfolio:
Loans secured by real estate:
Home loans	82,842	79,624	80,181	80,234	79,275
Purchased specialty mortgage finance	10,128	8,209	5,541	3,124	-

Total home loans	92,970	87,833	85,722	83,358	79,275
Home construction loans:
Builder(1)	1,017	1,623	440	338	280
Custom(2)	932	979	991	905	740
Home equity loans and lines of credit:
Banking subsidiaries	16,168	7,970	5,772	4,404	3,444
Washington Mutual Finance	1,930	2,100	1,991	1,433	1,123
Multi-family(3)	18,000	15,608	15,657	15,261	14,559
Other real estate(4)	7,986	6,089	3,920	3,585	4,195

Total loans secured by real estate	139,003	122,202	114,493	109,284	103,616
Consumer:
Banking subsidiaries	1,663	2,009	1,669	1,438	1,460
Washington Mutual Finance	1,729	1,755	1,737	1,629	1,451
Commercial business	5,133	4,285	1,727	1,395	1,085

Total loans held in portfolio	$147,528	$130,251	$119,626	$113,746	$107,612

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Includes multi-family construction balances of $491 million in 2002, $385 million in 2001, $90 million in 2000, $52 million in 1999 and $16 million in 1998.
(4)
Includes other commercial real estate construction balances of $469 million in 2002, $608 million in 2001, $177 million in 2000, $185 million in 1999 and $205 million in 1998.

        The increase in loans held for sale in 2002 was primarily the result of higher fixed-rate loan production, which occurred due to high refinancing activity from lower mortgage rates and the addition of the mortgage operations through the acquisitions of Dime and HomeSide in 2002. Substantially all of the increase in loans held for sale in 2001 was due to higher fixed-rate loan production, which occurred due to lower mortgage rates and the acquisitions of Bank United, PNC Mortgage and Fleet Mortgage.

        The increase in loans held in portfolio resulted predominantly from increases in total home loans, home equity loans and lines of credit, and multi-family loans. The increase in these categories of loans resulted from high volumes of loan originations and purchases coupled with loans added through the Dime and HomeSide acquisitions. The increase in loans held in portfolio in 2001 was mostly due to the acquisition of Bank United. The increase in loans held in portfolio for both 2002 and 2001 was partially offset by higher levels of prepayment activity within our home loans (excluding purchased specialty mortgage finance) portfolio.

        Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2002
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction loans:
Adjustable rate	$434	$742	$14	$1,190
Fixed rate	121	59	579	759
Multi-family construction loans:
Adjustable rate	18	369	43	430
Fixed rate	-	35	26	61
Other commercial real estate construction loans:
Adjustable rate	19	306	118	443
Fixed rate	-	17	9	26
Commercial business:
Adjustable rate	1,450	2,521	794	4,765
Fixed rate	13	151	204	368

Total	$2,055	$4,200	$1,787	$8,042

        Loan volume was as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Loans secured by real estate:
Home loans:
Adjustable rate	$84,627	$37,224
Fixed rate	176,040	107,538
Specialty mortgage finance	14,077	10,333

Total home loan volume	274,744	155,095
Home construction loans:
Builder(1)	1,842	1,957
Custom(2)	761	917
Home equity loans and lines of credit:
Banking subsidiaries	15,254	7,537
Washington Mutual Finance	1,051	937
Multi-family	5,839	2,697
Other real estate	1,818	1,422

Total loans secured by real estate	301,309	170,562
Consumer:
Banking subsidiaries	760	540
Washington Mutual Finance	1,791	1,760
Commercial business	2,193	2,219

Total loan volume	$306,053	$175,081

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Loan volume by channel was as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Originated	$200,107	$112,173
Purchased/Correspondent	105,946	62,908

Total loan volume by channel	$306,053	$175,081

        Refinancing activity(1) was as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Home loans:
Adjustable rate	$60,170	$25,099
Fixed rate	118,224	70,023
Specialty mortgage finance	5,394	2,433

Total home loan refinances	183,788	97,555
Home construction loans	50	31
Home equity loans and lines of credit and consumer	2,814	364
Multi-family and other real estate	2,155	1,257

Total refinances	$188,807	$99,207

(1)
Includes loan refinancings entered into by both new and pre-existing loan customers.

        Loan volume increased during 2002 due primarily to higher refinancing activity caused by historically low mortgage rates. Purchased/correspondent loans increased during 2002 due to the expansion of our correspondent lending activities, which was primarily due to the acquisition of Fleet Mortgage. The acquisitions of Dime and HomeSide also partly contributed to the increase. Purchased/correspondent volume for specialty mortgage finance loans was $5.87 billion in 2002, compared with $4.95 billion in 2001.

  Deposits

        Deposits consisted of the following:

	December 31,
	2002	2001
	(in millions)
Checking accounts:
Interest bearing	$56,132	$15,350
Noninterest bearing	35,730	22,386

	91,862	37,736
Savings accounts	10,313	6,970
Money market deposit accounts	19,573	25,514
Time deposit accounts	33,768	36,962

Total deposits	$155,516	$107,182

        Deposits increased to $155,516 million at December 31, 2002 from $107,182 million at December 31, 2001. Substantially all of the increase in interest-bearing checking accounts was due to the growth in Platinum Accounts, which increased from $9.40 billion at December 31, 2001 to $50.20 billion at December 31, 2002. During the year ended December 31, 2002, the number of Platinum Accounts increased by 549,688 from 133,557 to 683,245. As a result of the Dime acquisition, we added $15.17 billion in deposits for the year. At December 31, 2002, total deposits included $25.90 billion in custodial/escrow deposits related to loan servicing activities, compared with $10.11 billion at December 31, 2001. Time deposit accounts decreased by $9.29 billion from year-end 2001 offset by the addition of $6.10 billion of time deposit accounts included in the Dime acquisition. The net decrease was primarily a result of decreases in liquid certificates of deposit accounts and other certificates of deposits maturing in less than one year.

        Checking accounts, savings accounts and money market deposit accounts increased to 78% of total deposits at December 31, 2002, compared with 66% at year-end 2001. These products generally have the benefit of lower interest costs, compared with time deposit accounts. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At December 31, 2002, deposits funded 58% of total assets, compared with 44% at year-end 2001.

  Borrowings

        Our borrowings predominantly take the form of repurchase agreements and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

        Our wholesale borrowings decreased by $36,090 million at December 31, 2002 compared with year-end 2001 due to a significant increase in deposits as a result of Platinum Accounts. Other borrowings, however, increased by $2,688 million during 2002 predominantly due to the issuance of senior and subordinated debt, and trust preferred income securities acquired from Dime. Refer to "Liquidity" for further discussion of funding sources at December 31, 2002, compared with year-end 2001.

Off-Balance Sheet Arrangements

  Asset Securitization

        We transform loans into securities, which are sold to investors – a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. Generally, in a securitization, we transfer financial assets to QSPEs, which are legally isolated from the Company. The QSPEs, in turn, issue interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle them to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the purchase price for the sold loans. The proceeds from the issuance of the securities are then distributed to the Company as consideration for the loans transferred. The Company has not used unconsolidated special-purpose entities as a mechanism to remove nonaccrual loans and foreclosed assets from the balance sheet.

        Securitization is used to provide a source of liquidity and less expensive funding and also reduces our credit exposure to borrowers. As part of non-agency securitizations, we use QSPEs to facilitate the transfer of mortgage loans into the secondary market. These entities are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be demonstrably distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        We routinely securitize home, specialty home loans and commercial real estate loans into the secondary market. The allocated carrying value of loans securitized and sold during the year ended December 31, 2002 was $163.60 billion compared with $102.05 billion in 2001. Investors and securitization trusts do not have any recourse to the Company for loans securitized and sold during the years ended December 31, 2002 and 2001. When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Investors in the securities issued by the QSPEs have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs. Additional information concerning securitization transactions is included in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        Retained interests are recorded on the balance sheet and represent mortgage-backed securities and MSR. Retained interests in mortgage-backed securities in which the securitization has been accounted for as a sale, were $10.78 billion at December 31, 2002. Retained interests in MSR were $5.34 billion at December 31, 2002.

  Contractual Obligations

        The following table presents, as of December 31, 2002, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt obligations	$83,246	$32,437	$25,017	$19,689	$6,103
Capital lease obligations	90	9	17	13	51
Operating lease obligations	1,702	365	574	316	447
Purchase obligations:
Forward purchase commitments	23,443	23,443	-	-	-
Loan rate lock commitments(1)	26,970	26,970	-	-	-

Total contractual obligations	$135,451	$83,224	$25,608	$20,018	$6,601

(1)
Loan rate lock commitments are adjusted for rate locks which are expected to terminate prior to the time the loan is funded.

        The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 1 – "Summary of Significant Accounting Policies" and Note 21 – "Derivative Financial Instruments" to the Consolidated Financial Statements.

  Commitments, Guarantees and Contingencies

        The Company may also have liabilities under certain contractual agreements contingent upon occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 14 – "Commitments, Guarantees and Contingencies" to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 20 – "Employee Benefits Programs and Other Expense" to the Consolidated Financial Statements.

Asset Quality

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans.

        Loans are generally placed on nonaccrual status when they are 90 days or more past due or when the timely collection of the principal of the loan, in whole or in part, is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	December 31,
	2002	2001	2000	1999	1998
	(dollars in millions)
Nonaccrual loans:
Nonaccrual loans secured by real estate:
Home loans	$1,017	$974	$509	$572	$689
Purchased specialty mortgage finance	488	328	127	23	-

Total home loan nonaccrual loans	1,505	1,302	636	595	689
Home construction loans:
Builder(1)	42	26	16	15	7
Custom(2)	7	10	2	3	2
Home equity loans and lines of credit:
Banking subsidiaries	36	34	27	22	19
Washington Mutual Finance	37	40	25	10	4
Multi-family	50	56	10	21	44
Other real estate	414	376	35	33	44

Total nonaccrual loans secured by real estate	2,091	1,844	751	699	809
Consumer:
Banking subsidiaries	18	12	10	8	9
Washington Mutual Finance	69	74	61	50	49
Commercial business	79	100	12	10	7

Total nonaccrual loans held in portfolio	2,257	2,030	834	767	874
Foreclosed assets	336	228	153	199	275

Total nonperforming assets	$2,593	$2,258	$987	$966	$1,149
As a percentage of total assets	0.97%	0.93%	0.51%	0.52%	0.69%
Restructured loans	$98	$118	$120	$117	$179

Total nonperforming assets and restructured loans	$2,691	$2,376	$1,107	$1,083	$1,328

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans increased to $2,257 million at December 31, 2002 from $2,030 million at December 31, 2001. Of the increase in nonaccrual loans during the year ended December 31, 2002, approximately $106 million was attributable to loans originated by Dime and HomeSide. These loans are concentrated in home loans as well as the commercial business and commercial real estate loan categories.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $119 million, $123 million, $32 million, $30 million and zero at December 31, 2002, 2001, 2000, 1999 and 1998. Loans held for sale are accounted for at the lower of aggregate cost or market value, with valuation changes included as adjustments to gain from mortgage loans.

        Home loan nonaccrual loans (excluding purchased specialty mortgage finance) of $1,017 million increased by $43 million during the year ended December 31, 2002. Nonperforming loan sales, as well as continued strength in the housing market, moderated the overall increase in home loan nonaccruals. During the year, nonperforming loans sale activity reduced nonaccrual loans by $135 million.

        Purchased specialty mortgage finance nonaccrual loans totaled $488 million, an increase of $160 million for the year ended December 31, 2002. The increase was primarily due to higher rates of unemployment, which resulted from the sluggish economy.

        At December 31, 2002, other real estate on nonaccrual totaled $414 million, compared with $376 million at December 31, 2001. Nonaccrual loans to finance franchise-oriented businesses increased $128 million during the year offsetting improvements in the nonresidential commercial real estate portfolio. The Company elected to discontinue its franchise finance lending activities due to the weak performance of the convenience store segment of the business and the change in ownership of Franchise Finance Corporation of America, the source of this portfolio. This portfolio, which includes both the fast food and convenience store segments, totaled $633 million at December 31, 2002. The nonaccrual loans in this portfolio have been specifically reserved.

        Multi-family loans on nonaccrual totaled $50 million at year end, of which $5 million was attributable to Dime and HomeSide. This portfolio continues to exhibit strong and stable performance with nonaccrual loans in this category representing 0.28% of total multi-family loans at December 31, 2002 compared with 0.36% at December 31, 2001. Commercial business nonaccrual loans decreased $21 million during the year ended December 31, 2002 to $79 million.

        At December 31, 2002, foreclosed assets were $336 million, compared with $228 million at December 31, 2001. The Company's foreclosed assets include both home and commercial real estate as well as a small amount of personal property. Of the $108 million increase in 2002, $65 million was comprised of home loan properties and $43 million was comprised of commercial real estate.

        If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $134 million in 2002, $106 million in 2001 and $66 million in 2000.

        Loans held in portfolio (exclusive of the allowance for loan and lease losses) and nonaccrual loans by geographic concentration at December 31, 2002 were as follows:

	California		Washington/Oregon		New York/New Jersey
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans	$40,897	$280	$7,344	$129	$7,496	$124
Purchased specialty mortgage finance	2,562	53	347	27	1,136	55

Total home loans	43,459	333	7,691	156	8,632	179
Home construction loans:
Builder(1)	315	2	87	1	48	-
Custom(2)	377	1	356	3	20	1
Home equity loans and lines of credit:
Banking subsidiaries	8,272	12	2,668	12	1,211	1
Washington Mutual Finance	447	4	54	2	21	-
Multi-family	13,628	2	1,090	1	1,766	5
Other real estate	1,746	18	1,649	17	1,851	17

Total loans secured by real estate	68,244	372	13,595	192	13,549	203
Consumer:
Banking subsidiaries	461	2	519	7	101	-
Washington Mutual Finance	154	7	25	1	2	-
Commercial business	1,003	4	920	6	761	17

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$69,862	$385	$15,059	$206	$14,413	$220

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	47%	17%	10%	9%	10%	10%
	Florida		Texas
	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans	$4,887	$74	$1,657	$35
Purchased specialty mortgage finance	671	30	630	30

Total home loans	5,558	104	2,287	65
Home construction loans:
Builder(1)	104	18	231	16
Custom(2)	24	-	8	-
Home equity loans and lines of credit:
Banking subsidiaries	639	2	1,691	3
Washington Mutual Finance	138	3	225	3
Multi-family	164	20	260	15
Other real estate	192	38	531	39

Total loans secured by real estate	6,819	185	5,233	141
Consumer:
Banking subsidiaries	70	1	288	3
Washington Mutual Finance	111	5	267	9
Commercial business	294	6	576	27

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$7,294	$197	$6,364	$180

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	5%	9%	4%	8%
(Continued on next table)

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

	Other(3)		Total
	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans	$20,561	$375	$82,842	$1,017
Purchased specialty mortgage finance	4,782	293	10,128	488

Total home loans	25,343	668	92,970	1,505
Home construction loans:
Builder(1)	232	5	1,017	42
Custom(2)	147	2	932	7
Home equity loans and lines of credit:
Banking subsidiaries	1,687	6	16,168	36
Washington Mutual Finance	1,045	25	1,930	37
Multi-family	1,092	7	18,000	50
Other real estate	2,017	285	7,986	414

Total loans secured by real estate	31,563	998	139,003	2,091
Consumer:
Banking subsidiaries	224	5	1,663	18
Washington Mutual Finance	1,170	47	1,729	69
Commercial business	1,579	19	5,133	79

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$34,536	$1,069	$147,528	$2,257

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	24%	47%	100%	100%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Of this category, Illinois had the largest portfolio balance of approximately $3.92 billion and the largest nonaccrual amount of $132 million.

  Provision and Allowance for Loan and Lease Losses

        Due to economic trends, and the growth in nonaccrual loans, the provision for loan and lease losses increased to $595 million during 2002 from $575 million in 2001. As a percentage of average loans, net charge-offs were 0.28% for the year ended December 31, 2002 compared with 0.23% for the year ended December 31, 2001.

        Net charge-offs for 2002 totaled $411 million, an increase of $106 million over the prior year. While representing less than 2% of the Company's assets, Washington Mutual Finance represented 40% of total net charge-offs for the year. This higher level of charge-offs in a consumer finance operation such as Washington Mutual Finance is expected due to the higher risk nature of the customer base as reflected in the interest rates charged for these loans.

        During 2002, growth in purchased specialty mortgage finance and Small Business Administration charge-offs exceeded the growth of the corresponding portfolios. Small Business Administration losses centered on convenience store lending and declined substantially in the latter months of 2002. The primary reason for increased consumer finance and home loan losses was the higher unemployment rate throughout the year stemming from a slower national economy.

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance, the specific allowance (which includes the allowance for loans deemed to be impaired by Statement No. 114, "Accounting by Creditors for Impairment of a Loan") and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that are allocated to the various loan portfolios.

        The formula allowance considers losses that are embedded within loan portfolios, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender's knowledge of those events. The time frame between the occurrence of such events and the resulting default and loss realization is referred to as the "loss emergence period." Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

        The formula allowance is determined by applying loss factors against all loans that are not determined to be impaired. Such loans include those within homogeneous portfolios, such as home loans and home equity loans and lines of credit, purchased specialty mortgage finance loans and pools of smaller commercial business loans. Loss factors are based on the analysis of the historical loss experience of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors may be adjusted for external factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Such external factors include, but are not limited to, the interest rate environment and housing price trends.

        For non-homogeneous loans such as commercial real estate, larger commercial business loans and builder home construction loans, loss factors are assigned based on risk ratings that are ascribed to the individual loans. A specific allowance may be assigned to these loan types if they have been individually determined to be impaired. Loans are considered impaired when it is probable that we will be unable to collect all amounts contractually past due as scheduled, including contractual interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, we evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Loans that are determined to be impaired are excluded from the formula allowance analysis so as not to double-count the loss exposure.

        In estimating the amount of credit losses inherent in the Company's loan and lease portfolios, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan and lease portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan and lease losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various factors have on the overall measurement of credit losses. These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation, the results of regulatory examinations and findings from the Company's internal credit review function.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in millions)
Balance, beginning of year	$1,404	$1,014	$1,042	$1,068	$1,048
Allowance acquired through business combinations	148	120	-	-	108
Allowance for transfer to loans held for sale	(31)	-	(36)	(1)	(74)
Allowance for certain loan commitments	(52)	-	-	-	-
Provision for loan and lease losses	595	575	185	167	162

	2,064	1,709	1,191	1,234	1,244
Loans charged off:
Loans secured by real estate:
Home loans	(52)	(29)	(19)	(38)	(65)
Purchased specialty mortgage finance	(33)	(25)	(4)	-	-

Total home loan charge-offs	(85)	(54)	(23)	(38)	(65)
Home construction loans(1)	(1)	-	(1)	-	(1)
Home equity loans and lines of credit:
Banking subsidiaries	(14)	(4)	(3)	-	-
Washington Mutual Finance	(12)	(8)	(3)	(2)	(2)
Multi-family	(1)	-	(2)	(15)	(22)
Other real estate	(60)	(35)	(4)	(24)	(12)

Total loans secured by real estate	(173)	(101)	(36)	(79)	(102)
Consumer:
Banking subsidiaries	(70)	(51)	(41)	(46)	(34)
Washington Mutual Finance	(170)	(138)	(117)	(95)	(88)
Commercial business	(73)	(49)	(9)	(3)	(3)

Total loans charged off	(486)	(339)	(203)	(223)	(227)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans	2	2	1	4	18
Purchased specialty mortgage finance	-	-	1	-	-
Home equity loans and lines of credit:
Banking subsidiaries	1	1	-	-	-
Washington Mutual Finance	-	-	-	-	-
Multi-family	1	-	1	3	6
Other real estate	12	3	1	4	8

Total loans secured by real estate	16	6	4	11	32
Consumer:
Banking subsidiaries	13	4	4	3	2
Washington Mutual Finance	19	18	17	16	16
Commercial business	27	6	1	1	1

Total recoveries of loans previously charged off	75	34	26	31	51

Net charge-offs	(411)	(305)	(177)	(192)	(176)

Balance, end of year	$1,653	$1,404	$1,014	$1,042	$1,068

Net charge-offs as a percentage of average loans held in portfolio	0.28%	0.23%	0.15%	0.17%	0.17%
Allowance as a percentage of total loans held in portfolio	1.12%	1.08%	0.85%	0.92%	0.99%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2002			2001			2000
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
Loans secured by real estate:
Home loans	$251	0.30%	56.15%	$290	0.37%	60.87%	$250	0.31%	67.03%
Purchased specialty mortgage finance	169	1.67	6.87	97	1.13	6.56	52	0.94	4.63

Total home loans	420	0.45	63.02	387	0.44	67.43	302	0.35	71.66
Home construction loans:
Builder(2)	15	1.48	0.69	28	1.73	1.25	4	0.91	0.37
Custom(3)	7	0.75	0.63	4	0.41	0.75	3	0.30	0.83
Home equity loans and lines of credit:
Banking subsidiaries	46	0.29	10.96	27	0.34	6.12	20	0.35	4.82
Washington Mutual Finance	79	4.09	1.31	69	3.29	1.61	57	2.86	1.66
Multi-family	146	0.81	12.20	138	0.88	11.98	138	0.88	13.09
Other real estate	296	3.71	5.41	161	2.64	4.68	100	2.91	2.88

Total allocated allowance secured by real estate	1,009	0.73	94.22	814	0.67	93.82	624	0.55	95.31
Consumer:
Banking subsidiaries	70	4.21	1.13	71	3.53	1.54	70	4.19	1.40
Washington Mutual Finance	71	4.11	1.17	57	3.25	1.35	48	2.76	1.45
Commercial business	116	2.26	3.48	92	2.15	3.29	33	1.50	1.84

Total allocated allowance held in portfolio	1,266	0.86	100.00	1,034	0.79	100.00	775	0.65	100.00
Unallocated allowance	387	0.26	-	370	0.29	-	239	0.20	-

Total allowance for loan and lease losses	$1,653	1.12%	100.00%	$1,404	1.08%	100.00%	$1,014	0.85%	100.00%

(Continued on next table)

(1)
Excludes loans held for sale.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

	December 31,
	1999			1998
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
Loans secured by real estate:
Home loans	$-	-%	70.54%	$-	-%	73.67%
Purchased specialty mortgage finance	-	-	2.74	-	-	-

Total home loans	-	-	73.28	-	-	73.67
Home construction loans:
Builder(2)	5	1.48	0.30	1	0.36	0.26
Custom(3)	-	-	0.80	-	-	0.69
Home equity loans and lines of credit:
Banking subsidiaries	-	-	3.87	-	-	3.20
Washington Mutual Finance	-	-	1.26	-	-	1.04
Multi-family	59	0.39	13.42	126	0.87	13.53
Other real estate	-	-	3.15	-	-	3.90

Total allocated allowance secured by real estate	64	0.06	96.08	127	0.12	96.29
Consumer:
Banking subsidiaries	-	-	1.26	-	-	1.35
Washington Mutual Finance	-	-	1.43	-	-	1.35
Commercial business	18	1.29	1.23	17	1.57	1.01

Total allocated allowance held in portfolio	82	0.07	100.00	144	0.13	100.00
Unallocated allowance	960	0.85	-	924	0.86	-

Total allowance for loan and lease losses	$1,042	0.92%	100.00%	$1,068	0.99%	100.00%

(1)
Excludes loans held for sale.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

        During 2000, in conjunction with our continued expansion of our lending activity beyond traditional home loans, management enhanced its methodology for determining the allocated components of the allowance. This enhancement resulted in an allocation of previously unallocated allowance amounts to individual loan categories.

        The amount of loans which were 90 or more days contractually past due and still accruing interest were $60 million, $86 million, $45 million, $60 million and $95 million at December 31, 2002, 2001, 2000, 1999 and 1998.

Operating Segments

        The Company continues to enhance its operating segment reporting process methodologies. These methodologies assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the market benchmark (approximation) of the Company's cost of funds based on the interest rate sensitivity and maturity characteristics and determines how much each interest margin source contributes to the Company's total net interest income; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the expected losses for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment, which accounts for the additional income the operating segment received via acquisition; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may result in revisions to the capital allocation assumptions. Changes to the operating segment structure and to certain of the foregoing performance measurement methodologies were made during the fourth quarter of 2002. Results for the prior periods have been revised to conform to these changes.

        We manage our business along three major operating segments: Banking and Financial Services, Home Loans and Insurance Services and Specialty Finance. Results for Corporate Support/Treasury and Other are also presented.

  Banking and Financial Services

	Year Ended December 31,			Percentage Change
	2002	2001	2000	2002/2001	2001/2000
	(in millions)
Condensed income statement:
Net interest income	$3,314	$2,321	$2,061	43%	13%
Provision for loan and lease losses	160	146	65	10	125
Noninterest income	2,222	1,793	1,403	24	28
Noninterest expense	3,514	2,512	2,010	40	25
Income taxes	713	551	528	29	4

Net income	$1,149	$905	$861	27	5

Performance and other data:
Operating efficiency(1)	55.22%	59.18%	58.21%	(7)	2
Average loans	$20,915	$13,123	$9,315	59	41
Average assets	29,126	17,931	12,441	62	44
Average deposits	113,250	82,384	78,074	37	6

(1)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).

        Net income was $1,149 million in 2002, compared with $905 million in 2001 and $861 million in 2000. Net interest income increased to $3,314 million in 2002 from $2,321 million in 2001 and $2,061 million in 2000. A significant portion of the increase in net interest income for 2002 and 2001 was due to increased interest income from higher home equity loans and lines of credit balances and a funding credit from growth in average deposits, mostly Platinum Accounts. A decrease in interest expense, as a result of the lower interest rate environment, also contributed to the increased net interest income.

        Noninterest income was $2,222 million in 2002, up from $1,793 million in 2001 and $1,403 million in 2000. The increase in noninterest income was predominantly due to an increase in depositor and other retail banking fees associated with higher levels of checking fees that resulted from an increased number of noninterest-bearing checking accounts and an increase in securities fees and commissions.

        Higher loan and deposit volumes drove increases in compensation and benefits expense, occupancy and equipment expense, and other direct expenses, which primarily increased noninterest expense to $3,514 million in 2002 from $2,512 million in 2001 and $2,010 million in 2000. The acquisition of Dime and HomeSide also contributed to the increase during 2002.

        Total average assets increased by approximately 62% during 2002. This increase was primarily due to the growth in consumer loans, which increased 69% from 2001, as well as an increase in goodwill resulting from the Dime acquisition.

        Total average deposits increased by 37% or $30,866 million during 2002. This increase was largely driven by the growth in Platinum Accounts, partially offset by decreases in money market and time deposit accounts. Total average deposits increased 6%, or $4,310 million, in 2001.

  Home Loans and Insurance Services

	Year Ended December 31,			Percentage Change
	2002	2001	2000	2002/2001	2001/2000
	(in millions)
Condensed income statement:
Net interest income	$4,455	$2,457	$1,864	81%	32%
Provision for loan and lease losses	219	219	101	-	117
Noninterest income	2,522	1,469	548	72	168
Noninterest expense	2,695	1,433	679	88	111
Income taxes	1,525	880	620	73	42

Net income	$2,538	$1,394	$1,012	82	38

Performance and other data:
Operating efficiency(1)	34.73%	33.01%	26.95%	5	22
Average loans	$123,954	$107,110	$86,044	16	24
Average assets	173,221	148,614	124,704	17	19
Average deposits	13,714	7,860	1,213	74	548

(1)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).

        Segment results for the Home Loans and Insurance Services Group for 2002 were primarily impacted by the addition of the mortgage operations of Dime and HomeSide, as well as the low interest rate environment. Segment results for 2001 were primarily impacted by the addition of the mortgage operations of Fleet Mortgage and PNC Mortgage.

        Net income was $2,538 million in 2002, compared with $1,394 million in 2001 and $1,012 million in 2000. Net interest income increased to $4,455 million in 2002 from $2,457 million in 2001 and $1,864 million in 2000. Substantially all of the increase in 2002 was due to a decrease in funding costs that resulted from the lower interest rate environment and an increase in interest income on loans held for sale resulting from high origination volumes. Predominantly offsetting the decrease in funding costs was a reduction in interest income on available-for-sale mortgage-backed securities and home loans, also due to lower interest rates. The increase in 2001 was primarily due to the growth of loans held for sale, resulting from the substantial increase in home loan volume.

        Noninterest income increased to $2,522 million in 2002, compared with $1,469 million in 2001 and $548 million in 2000. The increases were largely due to increases in revaluation gain from derivatives, investor loan servicing fees, gain from mortgage loans and mortgage banking loan related income. These increases were mostly offset by increases in the impairment and amortization expenses associated with MSR. The increase in noninterest income in 2001 was predominantly due to higher gains from mortgage loans, mortgage banking loan related income and portfolio loan related income.

        Noninterest expense increased to $2,695 million in 2002 from $1,433 million in 2001 and $679 million in 2000. A significant portion of the increase was due to higher compensation and benefits expense, primarily the result of the expanded loan servicing operations added by the Dime and HomeSide acquisitions.

        Total average assets increased by approximately 17% during 2002, primarily as a result of the Dime and HomeSide acquisitions, and by approximately 19% in 2001, primarily as a result of the Fleet Mortgage and PNC Mortgage acquisitions.

  Specialty Finance

	Year Ended December 31,			Percentage Change
	2002	2001	2000	2002/2001	2001/2000
	(in millions)
Condensed income statement:
Net interest income	$1,337	$1,073	$822	25%	31%
Provision for loan and lease losses	271	298	148	(9)	101
Noninterest income	114	74	42	54	76
Noninterest expense	400	294	215	36	37
Income taxes	293	208	190	41	9

Net income	$487	$347	$311	40	12

Performance and other data:
Operating efficiency(1)	21.39%	21.76%	23.67%	(2)	(8)
Average loans	$30,488	$27,684	$22,383	10	24
Average assets	32,647	29,261	22,839	12	28
Average deposits	2,836	2,613	191	9	-

(1)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).

        Net income was $487 million in 2002, up from $347 million in 2001 and $311 million in 2000. Net interest income was $1,337 million in 2002, $1,073 million in 2001 and $822 million in 2000. The increase in net interest income was predominantly due to lower interest expense on funding sources and an increase in interest income on other commercial real estate loans resulting from a 62% increase in the portfolio during 2002, primarily from the Dime acquisition. The increase in net interest income was mostly offset by lower interest income from multi-family and home loans resulting from lower interest rates.

        Noninterest income increased to $114 million in 2002 from $74 million in 2001 and $42 million in 2000, which was predominantly due to increases in loan related income, specifically loan prepayment fees, and other income from the sale of First Community Industrial Bank, a subsidiary of Washington Mutual Finance Corporation, in 2002.

        Noninterest expense increased to $400 million in 2002 from $294 million in 2001 and $215 million in 2000. A major portion of the increase was attributable to higher compensation and benefits expense, telecommunications and outsourced information services expense and other operating expenses, primarily related to the Dime acquisition. This acquisition also contributed to a significant portion of the increase in the cost of capital charged against the resulting goodwill.

        Total average assets increased by approximately 12% during 2002, primarily due to the Dime acquisition. Total average assets increased by approximately 28% in 2001, primarily due to the acquisition of Bank United.

  Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2002	2001	2000	2002/2001	2001/2000
	(in millions)
Condensed income statement:
Net interest income (expense)	$(765)	$1,025	$(436)	-%	-%
Provision for loan and lease losses	2	2	(1)	-	-
Noninterest income (expense)	(68)	(88)	(9)	(23)	878
Noninterest expense	591	636	361	(7)	76
Income taxes (benefit)	(594)	51	(350)	-	-

Net income (loss)	$(832)	$248	$(455)	-	-

Performance and other data:
Average loans	$648	$829	$-	(22)	-
Average assets	36,945	30,199	27,588	22	9
Average deposits	4,901	3,665	798	34	359

        Corporate Support/Treasury and Other had a net loss of $832 million in 2002 compared with net income of $248 million in 2001 and a net loss of $455 million in 2000. Net interest expense was $765 million in 2002 compared with net interest income of $1,025 million in 2001 and net interest expense of $436 million in 2000. The changes in net interest income were mostly due to the impact of the funds transfer pricing process to the results of our Treasury operations.

        Noninterest expense was $591 million in 2002 compared with $636 million in 2001 and $361 million in 2000. The decrease from 2001 in noninterest expense was driven by an increased allocation of corporate expenses to the operating segments.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes liquidity guidelines for both the consolidated enterprise as well as for the unconsolidated parent holding company, Washington Mutual, Inc., to ensure that Washington Mutual, Inc. can be utilized as a liquidity resource for its banking subsidiaries.

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During 2002, those sources funded 71% of average total assets. Our continuing ability to retain our transaction-deposit customer base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. A decrease in rates offered on interest-bearing Platinum Accounts, in particular, may result in lower levels of interest-bearing checking deposit balances. The Company would primarily use wholesale borrowings to offset any potential declines in deposit balances. We expect that FHLB advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2003, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        The continuing expansion of our mortgage banking business during 2002 resulted in higher volumes of loan originations and sales activity. In 2002, the Company's proceeds from the sale of loans held for sale was approximately $218 billion. These proceeds were, in turn, used as the primary funding source for the origination or purchase (net of principal payments) of approximately $223 billion of loans held for sale during the same year. As this cyclical pattern of sales and originations/purchases repeats itself several times over during the course of a year, the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources.

        To supplement our funding sources, our bank subsidiaries also raise funds in domestic and international capital markets. In April 2001, WMBFA and Washington Mutual Bank ("WMB") established a $15 billion Global Bank Note Program for senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. As of December 31, 2002, our bank subsidiaries had issued $3.85 billion of senior notes and $1.75 billion of subordinated notes under the Program. At December 31, 2002, WMB had $4.75 billion available for issuance as senior debt. WMBFA had $4.65 billion available, of which $250 million was available for subordinated debt (until April 2003) and $650 million was available for issuances with maturities that exceed 270 days.

        At December 31, 2002 and 2001, the Company had unused secured borrowing lines with the Federal Reserve Bank discount window totaling $875 million and $960 million.

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, commercial paper programs and lines of credit.

        Washington Mutual, Inc.'s primary funding source during 2002 was from dividends paid by our bank subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive bank subsidiary dividends during 2003, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        In November 2001, Washington Mutual, Inc. filed a shelf registration statement with the Securities and Exchange Commission that allowed for the issuance of $1.50 billion of senior and subordinated debt in the United States and in international capital markets and in a variety of currencies and structures. In January 2002, $1 billion of senior debt securities were issued under this shelf registration statement. In April 2002, Washington Mutual, Inc. filed a similar shelf registration statement with the Securities and Exchange Commission that allows for the issuance of an additional $1 billion of senior and subordinated debt. In November 2002, Washington Mutual, Inc. issued $750 million of senior debt securities under this shelf registration statement. At December 31, 2002, $750 million remained available for issuance. In February 2003, Washington Mutual, Inc. filed a similar shelf registration statement with the Securities and Exchange Commission that allows for the issuance of an additional $1.25 billion of debt securities, preferred stock and depository shares in the United States and in international capital markets and in a variety of currencies and structures. When the shelf registration statement is declared effective, the Company will have the ability to sell $2 billion of debt or preferred equity securities.

        On August 12, 2002, Washington Mutual, Inc. and Washington Mutual Finance entered into a new three-year revolving credit facility totaling $800 million. This credit facility replaced the two revolving credit facilities totaling $1.20 billion that were in effect until August 9, 2002 and provides back-up for the commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. The facility was arranged by J.P. Morgan Chase Bank and includes a syndicated group of banks. At December 31, 2002, Washington Mutual, Inc. had no commercial paper outstanding and Washington Mutual Finance had $440 million outstanding.

        Effective July 31, 2002, Washington Mutual Finance entered into an agreement with Westdeutsche Landesbank Girozentrale to participate in a $300 million asset-backed commercial paper conduit program. This program has a 364-day term with an option to extend for up to two 364-day periods and provides its own back-up liquidity arrangements, which are not covered by the $800 million credit facility. At

December 31, 2002, Washington Mutual Finance had borrowed $300 million and was not entitled to borrow more under this facility.

        The Company maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. In measuring the variables that determine the funded status of the Pension Plan, three of the more significant assumptions that must be estimated are the expected long-term rate of return on the plan's assets, the discount rate and the compensation rate increase that are used to calculate the accumulated benefit obligation. Due to the deterioration in equity market valuations that has occurred, in particular, over the past two years, the actual performance of the Company's Pension Plan assets for 2002 did not achieve the expected long-term rate of return. Additionally, due to the extremely low interest rate environment that has existed throughout 2002, the assumed discount rate for 2002 was lower than 2001, which increased the present value of the December 31, 2002 estimated accumulated benefit obligation. The Company contributed additional funding of $281 million to the Pension Plan during 2002, which was sufficient to prevent the recognition of a pension liability.

        The Company has used an assumed discount rate of 6.50%, an assumed rate of compensation increase of 5.50% and an expected return on assets of 8.00% to calculate a net periodic expense of $46 million for 2002 and a projected benefit obligation of $1,104 million as of December 31, 2002. Refer to Note 20 to the Consolidated Financial Statements – "Employee Benefits Programs and Other Expense" for further discussion.

        The table below illustrates the potential impact of 50 basis point increases and decreases in the key assumptions outlined above to the 2003 projected net periodic expense and the December 31, 2002 projected benefit obligation (50 basis points is equivalent to one-half of one percent). The 50 basis point increases and decreases represent the Company's estimate of the changes which may occur over a twelve month period.

	Basis Points	Projected 2003 Net Periodic Expense Impact	Projected Benefit Obligation Impact
	(dollars in millions)
Discount rate increase	+50	($9.1)	($71.5)
Discount rate decrease	-50	9.8	80.0
Rate of compensation decrease(1)	-50	(2.8)	(7.8)
Return on assets increase	+50	(5.2)	n/a
Return on assets decrease	-50	5.1	n/a

(1)
Only the rate of compensation decrease is provided because, due to the current economic conditions, it is not anticipated that the assumed rate of compensation increase will be greater than 5.50%.

Capital Adequacy

        Reflecting the effects of the Dime acquisition and strong earnings during 2002, the ratio of stockholders' equity to total assets increased to 7.50% at December 31, 2002 from 5.80% at December 31, 2001.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory requirements to be categorized as well-capitalized were as follows:

	December 31, 2002
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.77%	8.00%	8.87%	5.00%
Adjusted tier 1 capital to risk-weighted assets	9.25	10.27	16.07	6.00
Total capital to risk-weighted assets	11.37	11.48	17.32	10.00

        Our federal savings bank subsidiaries are also required by the Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 2002.

        Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2002, all of our securities subsidiaries were in compliance with their applicable capital requirements.

        During 2002, the Company repurchased 38.0 million shares of our common stock as part of our share repurchase program. On July 16, 2002, the Board of Directors approved an expansion to our share repurchase program thereby authorizing the Company to repurchase 41.2 million additional shares of common stock. At December 31, 2002, our remaining purchase authority was approximately 63.4 million shares. From January 1, 2003 through February 28, 2003, the Company repurchased an additional 6.3 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        We are exposed to different types of interest rate risks, including lag, repricing, basis, prepayment and lifetime cap risk. These risks are described in further detail in the following paragraphs. We manage interest rate risk within an overall asset/liability management framework. The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee.

  Overview of Our Interest Rate Risk Profile

        Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, such as MSR, investment securities and derivatives, and changes in noninterest income and noninterest expense, particularly gain from mortgage loans, loan servicing fees and the amortization of MSR. Our interest rate risk arises because assets and liabilities reprice, mature, prepay or decay at different times or in accordance with different indices as market interest rates change.

        The slope of the yield curve and the speed of changes in interest rates affect our sensitivity to changes in interest rates. Changes in short-term rates generally have a more immediate effect on our borrowing and deposit rates than on our asset yields. Our deposits and borrowings typically reprice faster than our mortgage loans and securities. The slower repricing of assets results mainly from the lag effect inherent in loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") and to the 11th District FHLB monthly weighted average cost of funds index ("COFI"). For example, after short-term rates fall, the net interest margin rises and then tends to peak a few months after short-term rates stabilize and then trends downward until asset yields reprice to current market levels.

        Prepayments, loan production, loan mix and gain from mortgage loans are normally all affected by changes in long-term rates. When long-term rates decline, prepayments tend to accelerate and refinancing activity increases, leading to higher overall loan production. In a low rate environment, the proportion of new loans that are fixed-rate increases. This in turn leads to higher gain from mortgage loans, due to our practice of selling the majority of our fixed-rate volume through secondary market channels. Although balance sheet shrinkage may occur during periods of declining or low long-term rates, net interest income may increase due to the expansion of the net interest margin.

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

        Changes in long-term rates also impact the fair value and the amortization rate of MSR. The fair value of MSR decreases and the amortization rate increases in a declining long-term interest rate environment due to the higher prepayment activity, resulting in the potential for impairment and a reduction in net loan servicing income. During periods of rising long-term interest rates, the amortization rate of MSR decreases and the fair value of MSR increases, resulting in the potential recovery of the MSR valuation allowance and an increase in net loan servicing income. The timing and amount of any potential MSR recovery cannot be predicted with precision because of its dependency on the timing and magnitude of future interest rate increases and the unpaid principal balances in the relevant interest rate strata at the time of the increase.

        Some of the components of our interest rate risk are counter cyclical. For example, in a declining interest rate environment our net interest income, gain on sale of mortgage instruments, mark-to-market adjustments of MSR risk management instruments and gain on sale of MSR risk management instruments tends to increase. This may be offset by increased amortization and impairment of MSR and reductions in loan servicing fees and increased operating expenses associated with the origination of mortgage loans. Conversely, in a rising interest rate environment our net interest income, gain on sale of mortgage instruments, mark-to-market adjustments of MSR risk management instruments and gain on sale of MSR risk management instruments tends to decrease. This may be offset by decreased amortization of MSR, recovery of MSR valuation allowances, increases in loan servicing fees and decreased operating expenses associated with the origination of mortgage loans. We may adjust the amount or mix of MSR risk management instruments based on the counter cyclical nature of some components of our activities.

  Types of Interest Rate Risk

        We are exposed to different types of interest rate risks. These risks include: lag, repricing, basis, prepayment and lifetime cap risk. These risks are described in further detail in the following paragraphs.

        Lag risk.    Lag risk results from the inherent timing difference between the repricing of our adjustable-rate assets and our liabilities. The effect of this timing difference, or "lag," will be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. This lag risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the MTA. A sharp movement in interest rates will not be fully reflected in the index for twelve months resulting in a lag in the repricing of loans and securities based on this index. This contrasts with borrowings which generally reprice fairly quickly based on current market interest rates.

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

        Basis risk.    Basis risk results from our assets and liabilities reacting differently to interest rate movements due to their dependency on different indices. For example, most of our adjustable-rate loans are indexed to COFI, MTA, Prime or Treasury based indexes. The rates on the majority of our borrowings are derived from the London Interbank Offered Rates ("LIBOR") or interest rate swap curves. This results in basis risk as the loan indices may move at a different rate or in a different direction than the rate on our borrowings or deposits.

        Basis risk can also impact the ability to offset changes in the fair value of MSR with changes in fair value of MSR risk management instruments. The fair value of MSR is primarily affected by changes in prepayments resulting from shifts in mortgage rates. Changes in the fair value of the MSR risk management instruments vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates while the fair value of U.S. Treasury bonds is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury or interest rate swaps. This could result in changes in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments.

        Prepayment risk.    Prepayment risk results from the ability of customers to pay off their loans prior to maturity. Generally, prepayments increase in falling interest rate environments and decrease in rising interest rate environments. In falling interest rate environments, this normally results in the prepayment and refinancing of existing fixed- and adjustable-rate loans to lower coupon, fixed-rate mortgage loans. This preference, when combined with our policy of selling most of our fixed-rate loan production, may make it difficult to increase or even maintain the size of our loan and mortgage-backed securities portfolios during these periods. During such periods, it is likely that we would decrease the percentage of adjustable-rate loans that are sold. This may mitigate some of the potential balance sheet shrinkage that results from the faster prepayments of existing loans and securities.

        In rising interest rate environments, the decline in prepayments would normally result in an increase in the size of our loan and mortgage-backed securities portfolios. During these periods, we may increase the percentage of adjustable-rate loans that are sold. These additional sales may generate gain from mortgage loans offsetting some of the reduction in the net interest margin.

        Prepayment risk also has a significant impact on the fair value of MSR. Faster prepayments of loans within our servicing portfolio can be expected to result in a reduction in the fair value of MSR, while slower prepayments of loans within our servicing portfolio can be expected to result in an increase in the fair value. In addition, the amortization of premiums and discounts related to loans and mortgage-backed securities are affected by increases or decreases in prepayments.

        Lifetime cap risk.    The lifetime interest rate caps on adjustable-rate loans held in portfolio introduce another element of interest rate risk to our earnings. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap's specified interest rate, thus adversely impacting net interest income in periods of relatively high interest rates. Typically, the lifetime cap is 300 to 500 basis points above the fully indexed initial rate. The lifetime caps on our existing loan and mortgage-

backed securities portfolios would not have a material adverse effect on net interest income unless interest rates increased substantially from current levels.

  Management of Interest Rate Risk

        We manage our balance sheet to mitigate the impact of changes in market interest rates on net income. Key components of our balance sheet strategy include the origination and retention of short-term and adjustable-rate assets and the origination and sale of most fixed-rate and certain hybrid adjustable-rate mortgage loans and the management of MSR. We may also modify our interest rate risk profile with interest rate contracts, embedded derivatives and forward purchase commitments.

        The interest rate contracts that are classified as asset/liability management instruments are intended to assist in the management of our net interest income. These contracts are often used to lengthen the repricing period of our interest-bearing funding sources in order to partially offset the temporary compression of the net interest margin that occurs during periods of rising short-term interest rates. The types of contracts used for this purpose consist of interest rate caps, corridors, pay-fixed swaps and payor (pay-fixed) swaptions. The aggregate notional amount of these contracts totaled $45.06 billion at December 31, 2002. None of the interest rate caps had strike rates that were in effect at December 31, 2002. Some of these interest rate contracts are embedded in borrowings.

        The stand alone and embedded payor swaptions are exercisable upon maturity, which ranges from March 2003 to February 2004. The embedded payor swaptions provide protection in rapidly rising interest rate environments, because these instruments offer a mechanism for fixing the rate on our interest-bearing borrowings to an interest rate that could be lower than eventual market levels.

        We also held $5.91 billion of receive-fixed interest rate swaps classified as asset/liability management instruments at December 31, 2002. These instruments, which are indexed to one and three-month LIBOR, are intended to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments. Although these borrowings provide a source for long-term funds, the average life of these long-term borrowings typically exceeds the expected life of our assets and the interest rates on these borrowings may be significantly higher than the interest rate on shorter-term instruments. In addition, a portion of this long-term debt consists of subordinated debt, which the Company issued because it qualifies as a component of Tier 2 risk-based capital subject to regulatory prescribed limits. We purchased receive-fixed interest rate swaps with short-term repricing characteristics to improve the funding rate on these borrowings while maintaining the benefits noted above.

        As part of our overall approach to enterprise interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. Our intent is to offset the changes in fair value and higher amortization levels of MSR with changes in the fair value of risk management instruments, which include investment securities, interest rate contracts and forward purchase commitments. The goal is to offset decreases (increases) in the fair value of MSR with increases (decreases) in the fair value of the investment securities, interest rate contracts and forward contracts. The investment securities generally consist of fixed-rate debt securities, such as agency and treasury bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate floors, interest rate swaps and receiver (receive-fixed) swaptions. From time to time, we may choose to embed interest rate floor contracts into our borrowing instruments, such as repurchase agreements. The forward purchase commitments generally consist of agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities. We classify the interest rate contracts and forward commitments used in this strategy as MSR risk management instruments. The Company has not attempted to achieve hedge accounting treatment under Statement No. 133 for these instruments.

        As derivatives, the interest rate swaps, receiver swaptions, stand alone interest rate floors and forward purchase commitments are accorded mark-to-market accounting treatment. Changes in the fair value of these instruments are recorded as components of non-interest income. For embedded floors with underlying rates that are below the strike rate of the contract, the resulting settlement income associated with the embedded floor is recorded as a component of the interest expense on the underlying repurchase agreement. Since embedded interest rate floor contracts are not considered to be derivatives, their fair values are not marked-to market through earnings. When a borrowing containing an embedded instrument is terminated, the resulting gain or loss on the extinguishment of the borrowing is recognized as a component of non-interest income.

        During the fourth quarter, we continued to reduce our holdings of fixed-rate bonds and receiver swaptions. We increased our holdings of mortgage-backed securities and forward purchase commitments. At December 31, 2002, we held $6.82 billion of U.S. Government and agency securities and $13.94 billion of mortgage-backed securities and forward purchase commitments that were designated as MSR risk management instruments. The increase in mortgage based instruments is intended to reduce the basis risk that results from variances in the changes in fair value of MSR and the hedging instruments. We acquired pay-fixed interest rate swaps in the purchase of HomeSide. The current mix of MSR risk management instruments is intended to enhance the efficiency of our MSR risk management program and to deploy capital more effectively.

        We adjust the mix of instruments used to manage MSR fair value changes as interest rate and market conditions warrant. The intent is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with broad maturity ranges that match the duration of the MSR on an overall basis. We may elect to increase or decrease our concentration of specific instruments during certain times based on the slope of the yield curve and other market conditions. We believe this approach will result in the most efficient strategy. However, our net income could be adversely affected if we are unable to execute or manage this strategy effectively.

        The mix of instruments is predicated, in part, on the requirement of lower of cost or market accounting treatment for MSR; i.e. each MSR strata is recorded at its fair market value unless the fair market value exceeds the amortized cost. This could result in increases in the fair value of MSR that are not marked-to-market through earnings. Therefore, management may elect to decrease the emphasis on risk management instruments accorded mark-to-market accounting treatment in periods in which the fair market value of MSR is approaching or exceeds its amortized cost.

        We also manage the size and risk profile of the MSR asset. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase additional servicing. We also may sell servicing rights and at times structure loan sales to reduce the size of the MSR asset.

        We also manage the risks associated with our mortgage warehouse and pipeline. The mortgage warehouse consists of fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The pipeline consists of commitments to originate fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 60 to 120 days.

        To manage the warehouse and pipeline risk, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also consider the fallout factor, which represents the percentage of loans that are not expected to close, when determining the appropriate amount of forward sales.

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

  January 1, 2003 and January 1, 2002 Sensitivity Comparison

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

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending December 31, 2003 and December 31, 2002. The analysis assumes increases in interest rates of 200 basis points and decreases of 100 basis points.

	Gradual Change in Rates
	-100 basis points	+200 basis points
Net income change for the one-year period beginning:
January 1, 2003	11.18%	3.90%
January 1, 2002	2.19	(2.76)
Net interest income change for the one-year period beginning:
January 1, 2003	3.32	(5.71)
January 1, 2002	1.47	(5.18)

        Net income and net interest income sensitivity changed since year-end 2001 mainly due to increases in the notional amount of asset/liability risk management instruments, the growth and change in mix of deposits and changes in the profile of the MSR and MSR risk management instruments. The projected profile may not be sustainable and may not be present for non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

        The change in fair value of the MSR is projected to exceed the change in fair value of the MSR risk management instruments in the +200 basis point scenario, while the change in fair market value of the MSR risk management instruments is projected to exceed the change in the fair value of the MSR in the -100 basis point scenario. The net effect is a favorable impact on net income in the -100 and +200 basis point scenarios.

        This unusual profile of the MSR portfolio and related risk management instruments is unlikely to persist for long periods of time as the composition of the MSR portfolio will change due to prepayments and the addition of new production. In addition, changes in interest rates and or spreads between mortgage interest rates, Treasury rates or interest rate swaps could modify the profile of the MSR and the MSR risk management instruments. In addition, the composition of the MSR risk management instruments may change over time. Management may elect to modify or adjust the MSR risk management instruments to improve the performance in non-parallel rate movements.

        Currently, we project the fair value of the MSR to appreciate more in the rising interest rate scenario than the deterioration in the fair value in a comparable falling interest rate scenario. This is an inverse relationship from what we would typically expect, primarily due to the substantial refinancing activity caused by decreases in mortgage rates over the last two years. Due to the current interest rate environment and the weighted average coupon rate of our loans serviced for others portfolio, the assumptions for the valuation of our MSR use a fairly high prepayment rate. Although we project an increase in the prepayment rate if interest rates fall further, the change will not be as great as would be expected in a more typical environment. Conversely, we project that prepayment rates will decrease significantly more if interest rates rise than would otherwise be expected in a more typical environment. We do not anticipate that this valuation profile will continue over time.

        Net interest income is projected to decline in the +200 basis point interest environment due to decreases in the net interest margin. The decrease in the margin is somewhat offset by increased balance sheet growth. The projected decline in the net interest margin results from liability rates repricing faster than asset yields. The projected balance sheet growth results from a slowdown in prepayments and a shift to a higher proportion of adjustable rate loans. The slight increase in net interest income sensitivity since the January 1, 2002 projection is due to slight increases in the sensitivity of deposit rates resulting from the higher balances and rates paid on interest-bearing checking accounts. Net income is projected to increase despite the decline in net interest income mainly due to the favorable impact of the MSR and related risk management instruments as discussed above.

        Net interest income is projected to increase in the -100 basis point interest environment due to a slightly higher net interest margin somewhat offset by a reduction in balance sheet growth. The projected decline in the growth of the balance sheet results from faster prepayments and an increase in fixed-rate salable loan production. The projected nominal increase in the net interest margin results from liability rates repricing faster than asset yields. The increased sensitivity of net interest income since the January 1, 2002 projection is due to slight increases in the sensitivity of deposit rates resulting from the higher balances and rates paid on interest-bearing checking accounts. Net income is projected to increase by more than the increase in net interest income mainly due to the favorable impact of the MSR and related risk management instruments as discussed above.

        The projection of the sensitivity of net income requires numerous behavioral assumptions. Prepayment, decay rate (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the balance sheet, which impacts net interest income, and they are also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Generally, we assume loan production increases in falling interest rate scenarios with an increased proportion of fixed-rate production. We generally assume a reduction in total loan production in rising interest rate scenarios with a shift towards a greater proportion of adjustable-rate production. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments as higher consumer demand, generated primarily from high refinancing activity, allows loans to be priced more aggressively. Conversely, the gain from mortgage loans tends to decline when interest rates increase as loan pricing becomes more competitive, since market participants strive to retain market share as consumer demand declines.

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense also involve estimates. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income. The fair value of MSR generally increases as interest rates rise and decreases as interest rates fall. The analysis assumes the change in the fair value of MSR and the related risk management instruments is recorded into income and assumes the composition of the MSR risk management instruments remains fairly constant. This assumption may not be realized. The analysis also assumes that mortgage and interest rate swap spreads remain constant in all interest rate environments. Changes in these spreads could result in significant changes in the projected net income sensitivity. For example, given our current mix of MSR risk management instruments, the projected net income would increase if market rates on interest rate swaps decreased by more than the decrease in mortgage rates, while the projected net income could decline if the rates on swaps increased by more than mortgage rates. The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with depositor and loan volumes, although loan servicing fees and the amortization of MSR are also dependent on prepayment expectations.

Maturity and Repricing Information

        We use interest rate risk management contracts as tools to manage interest rate risk. The following tables summarize the key contractual terms associated with these contracts. Interest rate risk management contracts that are embedded within certain adjustable and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps, payor swaptions, receiver swaptions and embedded derivatives at December 31, 2002 are indexed to three-month LIBOR with the primary exception of a $3.00 billion notional amount of MSR risk management floors which are indexed to the 10-year constant maturity swap.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	December 31, 2002
	Maturity Range
	Net Fair Value	Gross Positive Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(1,143)	$-
Contractual maturity			$29,742	$8,416	$8,834	$3,210	$4,709	$3,700	$873
Weighted average pay rate			3.92%	2.92%	4.03%	4.09%	4.39%	5.02%	4.68%
Weighted average receive rate			1.56%	1.56%	1.53%	1.57%	1.58%	1.66%	1.37%
Receive-fixed swaps:	591	591
Contractual maturity			$5,905	$825	$200	$530	$1,000	-	$3,350
Weighted average pay rate			1.39%	1.21%	1.65%	0.90%	1.40%	-	1.49%
Weighted average receive rate			5.81%	5.40%	6.75%	5.37%	6.81%	-	5.62%
Interest rate caps/corridors:	-	-
Contractual maturity			$526	$271	$191	$64	-	-	-
Weighted average strike rate			7.61%	7.62%	8.14%	5.94%	-	-	-
Payor swaptions:	-	-
Contractual maturity (option)			$5,000	$5,000	-	-	-	-	-
Weighted average strike rate			6.12%	6.12%	-	-	-	-	-
Contractual maturity (swap)			-	-	-	-	$1,000	$750	$3,250
Weighted average pay rate			-	-	-	-	6.05%	6.26%	6.11%
Embedded pay-fixed swaps:	(207)	-
Contractual maturity			$2,750	-	-	-	-	$2,750	-
Weighted average pay rate			4.73%	-	-	-	-	4.73%	-
Weighted average receive rate			1.74%	-	-	-	-	1.74%	-
Embedded caps:	-	-
Contractual maturity			$641	$141	$500	-	-	-	-
Weighted average strike rate			7.64%	7.25%	7.75%	-	-	-	-
Embedded payor swaptions(1):	4	4
Contractual maturity (option)			$6,400	$5,900	$500	-	-	-	-
Weighted average strike rate			6.14%	6.13%	6.21%	-	-	-	-
Contractual maturity (swap)			-	-	-	-	$3,750	-	$2,650
Weighted average pay rate			-	-	-	-	5.99%	-	6.34%

Total interest rate contracts	(755)	595	$50,964
Forward purchase commitments:	101	101
Contractual maturity			$10,193	$10,193	-	-	-	-	-
Weighted average price			102.38	102.38
Forward sales commitments:	(662)	1
Contractual maturity			$41,238	$41,238	-	-	-	-	-
Weighted average price			102.34	102.34
Mortgage put options:	7	7
Contractual maturity			$7,150	$7,150	-	-	-	-	-
Weighted average strike price			99.28	99.28

Total asset/liability management	$(1,309)	$704	$109,545

(1)
Embedded interest rate swaptions are exercisable upon maturity.

(This table is continued on next page)

(Continued from previous page)

	December 31, 2002
	Maturity Range
	Net Fair Value	Gross Positive Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(50)	$-
Contractual maturity			$2,903	-	-	-	-	$1,950	$953
Weighted average pay rate			3.77%	-	-	-	-	3.41%	4.52%
Weighted average receive rate			1.41%	-	-	-	-	1.40%	1.42%
Receive-fixed swaps:	2,176	2,176
Contractual maturity			$17,915	-	$561	$500	$700	$1,250	$14,904
Weighted average pay rate			1.57%	-	1.80%	1.41%	1.42%	1.50%	1.58%
Weighted average receive rate			5.65%	-	4.35%	4.54%	5.31%	4.33%	5.86%
Floors(2):	249	249
Contractual maturity			$3,900	-	-	-	-	$3,900	-
Weighted average strike rate			6.09%	-	-	-	-	6.09%	-
Receiver swaptions:	415	415
Contractual maturity (option)			$4,000	$300	$800	$2,900	-	-	-
Weighted average strike rate			6.21%	5.42%	5.73%	6.43%	-	-	-
Contractual maturity (swap)			-	-	-	-	-	-	$4,000
Weighted average pay rate			-	-	-	-	-	-	6.21%

Total interest rate contracts	2,790	2,840	$28,718
Forward purchase commitments:	236	236
Contractual maturity			$13,250	$13,250	-	-	-	-	-
Weighted average price			100.35	100.35

Total MSR risk management	$3,026	$3,076	$41,968

Total interest rate risk management contracts	$1,717	$3,780	$151,513

(2)
At December 31, 2002, none of these floors were effective. These contracts will become effective during May and July 2003.

	December 31, 2001
	Maturity Range
	Net Fair Value	Gross Positive Fair Value	Total Notional Amount	2002	2003	2004	2005	2006	After 2006
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Management
Pay-fixed swaps:	$(9)	$96
Contractual maturity			$12,905	$2,914	$2,036	$2,534	$30	$4,448	$943
Weighted average pay rate			4.82%	6.09%	3.78%	4.63%	7.15%	4.39%	5.58%
Weighted average receive rate			2.18%	2.21%	2.23%	2.21%	2.11%	2.20%	1.75%
Receive-fixed swaps:	224	230
Contractual maturity			$3,627	$40	$120	-	$560	$1,005	$1,902
Weighted average pay rate			2.05%	2.11%	1.95%	-	1.89%	2.01%	2.13%
Weighted average receive rate			6.63%	7.17%	5.55%	-	5.48%	6.81%	6.94%
Interest rate caps/collars/corridors:	-	-
Contractual maturity			$835	$380	$214	$191	-	$50	-
Weighted average strike rate			7.59%	7.47%	7.86%	8.14%	-	5.25%	-
Payor swaptions:	119	119
Contractual maturity (option)			$5,500	$500	$5,000	-	-	-	-
Weighted average strike rate			6.11%	6.04%	6.12%	-	-	-	-
Contractual maturity (swap)			-	-	-	-	-	$1,000	$4,500
Weighted average pay rate			-	-	-	-	-	6.05%	6.12%
Embedded caps:	2	2
Contractual maturity			$696	-	$196	$500	-	-	-
Weighted average strike rate			7.60%	-	7.25%	7.75%	-	-	-
Embedded payor swaptions(1):	136	136
Contractual maturity (option)			$5,900	-	$5,900	-	-	-	-
Weighted average strike rate			6.13%	-	6.13%	-	-	-	-
Contractual maturity (swap)			-	-	-	-	-	$3,750	$2,150
Weighted average pay rate			-	-	-	-	-	5.99%	6.37%

Total interest rate contracts	472	583	$29,463
Forward purchase commitments:	(15)	2
Contractual maturity			$3,443	$3,443	-	-	-	-	-
Weighted average price			96.99	96.99
Forward sales commitments:	289	312
Contractual maturity			$29,784	$29,784	-	-	-	-	-
Weighted average price			98.33	98.33
Mortgage put options:	19	33
Contractual maturity			$4,900	$4,900	-	-	-	-	-
Weighted average strike price			98.46	98.46

Total asset/liability management	$765	$930	$67,590

MSR Risk Management
Embedded floors(2):	$142	$142
Contractual maturity			$2,300	-	-	-	$2,300	-	-
Weighted average strike rate			5.12%	-	-	-	5.12%	-	-

Total MSR risk management	$142	$142	$2,300

Total interest rate risk management contracts	$907	$1,072	$69,890

(1)
Embedded interest rate swaptions are exercisable upon maturity.

(2)
At December 31, 2001, $1.8 billion of these contracts were effective. Contractual start dates for the remaining floors began on September 15, 2002. Once effective, the floors reprice every three months.

        An additional risk that arises from our interest rate risk management contracts is counterparty credit risk. These activities generally involve an exchange of obligations with another financial institution, referred to in such transactions as a "counterparty." If a counterparty were to default, we could potentially be exposed to financial loss. In order to minimize this risk, we evaluate all counterparties for financial strength on at least an annual basis, then establish exposure limits for each counterparty. All of the counterparty credit risk associated with interest rate risk management contracts is with counterparties rated A or better by Standard & Poor's at December 31, 2002, and we monitor our exposure and collateral requirements on a daily basis.

  Gap Report

        A historical view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we consider expected prepayment speeds and amortization of principal rather than contractual maturities. The analysis excludes reinvestment of cash. Prepayment assumptions are based on internal projections based on an analysis of market prepayment estimates and past experience with our current loan and mortgage-backed securities portfolios. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates. Certain transaction deposits that reprice based on a market index or which typically have frequent repricing intervals are allocated to the repricing or maturity buckets based on the expected repricing period. Non-rate sensitive items such as the reserve for loan losses, mark-to-market adjustments, premiums and discounts and deferred loan fees/costs are not included in the table. Loans held for sale are included in the 0-3 months category, provided that these instruments are offset with forward commitments to sell loans. In addition, MSR interest rate risk management contracts are excluded from the analysis.

        The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of December 31, 2002. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections, the expected repricing period of certain deposits and the allocation of instruments with optionality to a specific maturity category, especially interest rate contracts. Consequently, the interpretation of the gap information is subjective.

	December 31, 2002
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$74,144	$26,009	$26,157	$127	$126,437
Fixed-rate loans(1)	11,622	11,583	22,196	4,494	49,895
Adjustable-rate securities(1)(2)	27,190	300	108	-	27,598
Fixed-rate securities(1)	494	1,296	3,190	13,622	18,602
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	9,223	-	-	-	9,223

	$122,673	$39,188	$51,651	$18,243	$231,755

Interest-Sensitive Liabilities
Noninterest-bearing deposits(3)	$2,238	$5,936	$18,262	$11,079	$37,515
Interest-bearing checking accounts, savings accounts and money market deposit accounts(3)	20,998	14,413	30,980	17,842	84,233
Interest-bearing time deposit accounts	9,357	13,441	10,129	840	33,767
Short-term and adjustable-rate borrowings	56,193	1,901	-	195	58,289
Long-term fixed-rate borrowings	5,168	5,691	9,112	6,324	26,295
Derivatives matched against liabilities	(23,359)	(6,536)	26,472	3,423	-

	$70,595	$34,846	$94,955	$39,703	$240,099

Repricing gap	$52,078	$4,342	$(43,304)	$(21,460)	$(8,344)

Cumulative gap	$52,078	$56,420	$13,116	$(8,344)	$(8,344)

Cumulative gap as a percentage of total assets	19.41%	21.03%	4.89%	(3.11)%	(3.11)%
Total assets					$268,298

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Based on projected decay rates and/or repricing periods for checking, savings and money market deposit accounts.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible, long-lived assets. The Statement became effective January 1, 2003 and did not have a material impact on the results of operations or financial condition of the Company.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The

Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are discussed in Note 14 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies."

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends Statement No. 123. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value-based method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 and not modified after January 1, 2003, will continue to be accounted for under APB Opinion No. 25, and the pro forma presentation of what the impact to the financial statements would be if these options were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those options vest in 2005. The Company expects that accounting for its 2003 stock option grants at fair value will have no material impact to the 2003 financial statements, assuming the 2003 options are granted under similar terms and timelines as the options that were granted in 2002. Under these same assumptions, the annual impact is expected to increase to approximately $0.05 per share in 2004. The actual impact per diluted share may vary in the event the fair value or the number of options, or the timing of the issuance of the options change from the current estimate, or if the current accounting guidance changes.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company had variable interests in securitization trusts, which are discussed in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities." These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company reports its rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement No. 140. See Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies." The Company has not identified any unconsolidated investments in other variable interest entities besides qualifying special-purpose entities.

Tax Contingency

        From 1981 through 1985, Ahmanson acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation-assisted transactions. The position was that assistance received from the Federal Savings and Loan Insurance Corporation included out-of-state branching rights valued at approximately $740 million. Prior to December 31, 1998, Ahmanson had sold its deposit-taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. Our financial statements do not contain any benefit related to our determination that we are entitled to a deduction for the amount of our tax bases in certain state branching rights when we sold our deposit-taking businesses in those states, thereby abandoning such branching rights. Our position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation in conjunction with Federal Savings and Loan Insurance Corporation-assisted transactions. The potential tax benefit related to these abandonments as of December 31, 2002 could approach $270 million.

        The Internal Revenue Service has completed its examination of the Ahmanson federal income tax returns for the years 1990 through 1993. The return for 1993 included the proposed adjustment related to the abandonment of the Missouri branching rights. A tentative settlement was reached with the Appeals Branch level of the IRS and it is currently under review by the Joint Committee on Taxation. In accordance with accounting principles generally accepted in the United States of America, we do not believe it is appropriate at this time to reflect any tax benefits in our financial statements.

        In addition, losses have been claimed for amounts capitalized as supervisory goodwill for acquisitions made by companies we acquired. The deductions claimed for these total $1,306 million. Our position is that tax bases resulted from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Company in the same manner as branching rights, and that the tax bases became deductible losses by virtue of new regulatory standards imposed by Congress. The potential tax benefit related to these assets as of December 31, 2002 could approach $520 million.

        The Internal Revenue Service has established a coordinated position opposing the deductibility of Tax loss for supervisory goodwill. Further review by the IRS Appeals is expected regarding the position and arguments for deduction of the losses incurred. In accordance with generally accepted accounting principles, we do not believe it is appropriate at this time to reflect any tax benefits for these matters in our financial statements.

Goodwill Litigation

        On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act was enacted. Among other things, the Act raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill that could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from regulatory capital led many savings institutions to either replace the lost capital by issuing new qualifying debt or equity securities or to reduce assets.

        To date, trials have been concluded and opinions have been issued in a number of actions in the United States Court of Federal Claims in which savings institutions and investors in savings institutions sought damages from the U.S. Government based on breach of contract and other theories. Generally, in cases in which these opinions on the merits have been issued by the federal claims court, either the plaintiff(s), the defendant (U.S. Government), or both the plaintiff(s) and the defendant, have opted to appeal the federal claims court's decision. Of those appeals, some are now pending before the United States Court of Appeals for the Federal Circuit and others have been decided. Generally, the appeals have resulted in the cases being remanded to the federal claims court for further trial proceedings. In one case, California Federal Bank v. United States, the plaintiff petitioned and the defendant cross petitioned the United States Supreme Court for a writ of certiorari, both of which were denied.

  Home Savings

        WMBFA, as successor to Home Savings, has continued to pursue a favorable outcome in the lawsuit filed by Home Savings in September 1992 against the U.S. Government for damages from the exclusion from regulatory capital of supervisory goodwill resulting from Home Savings' acquisitions of savings institutions in Florida, Missouri, Texas, Illinois, and Ohio, and of Century Federal Savings of New York, over the period from 1981 to 1985. As of August 31, 1989, Home Savings possessed approximately $460 million in unamortized supervisory goodwill from these acquisitions.

        In the Home Savings goodwill litigation, Home Savings and Ahmanson (the parent of Home Savings prior to its acquisition by WMBFA) alleged breaches of contract as well as certain other claims arising from facts substantially identical to those giving rise to the breaches of contract.

        On May 18, 2001, the federal claims court issued an opinion holding the U.S. Government liable for breaches of the contracts which permitted Home Savings to count supervisory goodwill toward regulatory capital requirements in regard to all of the supervisory acquisitions of savings institutions in the states of Florida, Missouri, Texas, and Illinois, and in regard to the acquisition of Century Federal Savings of New York. The federal claims court's opinion further holds the U.S. Government liable for breach of the contract which permitted Home Savings to count supervisory goodwill toward regulatory capital in regard to one of the five savings institutions that Home Savings acquired in the state of Ohio. The federal claims court held that the U.S. Government was not liable for any breach of contract in regard to the other four savings institutions in Ohio which Home Savings had acquired. Of the approximately $34 million in goodwill Home Savings had as of August 31, 1989 from the Ohio institutions, approximately $3 million resulted from the acquisition that the federal claims court found gave rise to a contract.

        On January 16, 2002, the federal claims court issued an opinion dismissing the remaining claims of Home Savings other than those for breach of contract. In the same opinion, the federal claims court denied a motion by the United States for summary judgment with respect to damages resulting from the U.S. Government's breaches of contract. A trial on the issue of damages on the contract claims began on February 3, 2003 and concluded on February 25, 2003. Post-trial briefs from the parties related to some of the issues raised at the trial are due on March 21, 2003. As yet, there has been no determination as to the amount of any damages, if any, that Home Savings may be entitled to recover in compensation for the U.S. Government's breaches. Substantially, all issues determined by the federal claims court remain subject to appeal to the United States Court of Appeals for the Federal Circuit.

  American Savings Bank, F.A.

        In December 1992, American Savings Bank, Keystone Holdings and certain related parties brought a lawsuit against the U.S. Government, alleging, among other things, that in connection with the acquisition of American Savings Bank they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone acquisition, we succeeded to all of the rights of American Savings Bank, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation.

        In connection with the Keystone acquisition, we placed 8 million shares of our common stock into an escrow. As of December 19, 2002, as a result of stock splits, there were 18 million shares in the escrow. Under the escrow arrangement, upon our receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the escrow shares were to be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the FDIC as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund or its assigns. The number of escrow shares to be released was to be equal to the case proceeds, reduced by certain tax and litigation-related costs and expenses, divided by $18.4944. The escrow would by its terms automatically expire on December 20, 2002, absent the occurrence of certain circumstances that would extend it.

        On December 23, 2002, we notified the escrow agent that the escrow had expired and instructed the escrow agent to return to us the 18 million shares of our common stock held in escrow, together with the cash which had been earned as a result of dividends paid on those shares and the investment of the dividends. The Keystone Holdings' investors and the FDIC objected to such release, contending, among other matters, that the circumstances that would extend the escrow had occurred. We disagree with their contention.

        The Company, the Keystone Holdings' investors and the FDIC have been in discussions about a possible resolution of their disagreement relating to the escrow. To facilitate such discussions, the parties have agreed that for an interim period they will not initiate any litigation relating to the escrow and that, as of each month end during the interim period, we will be entitled to have 225,000 shares returned to us from the escrow together with dividends and investment earnings attributable to those shares. The interim period is currently scheduled to end after we receive the shares (and related dividends and earnings) we are entitled to request on April 30, 2003. We have already received a total of 450,000 shares and

$2.3 million in cash with respect to the requests we were entitled to make on January 31, 2003, and on February 28, 2003.

  Coast Savings Financial, Inc. and Bank United Corp.

        Prior to their acquisitions, Coast Savings Financial, Inc. and Bank United had similar lawsuits against the U.S. Government. Generally, securities representing interests in these lawsuits were issued to Coast Savings Financial, Inc. and Bank United shareholders. These securities, called contingent payment rights certificates, are currently traded on the NASDAQ Stock Market under the symbols CCPRZ and BNKUZ, respectively. We do not own a significant number of these securities.

  Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the government. Dime Bancorp distributed a Litigation Tracking Warrant (an "LTW") for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into Washington Mutual Bank, FA and the Company. As a result of these mergers, we assumed the litigation against the government and the LTWs are now exercisable for shares of our common stock. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company's Current Report on Form 8-K, dated March 12, 2003, File No. 001-14667.

Financial Statements and Supplementary Data

        For financial statements, see Index to Consolidated Financial Statements on page 75.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

         Items 10, 11, 12, and 13 are incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 15, 2003. Certain information regarding our principal officers is set forth in "Business – Principal Officers."

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1) Financial Statements

        See Index to Consolidated Financial Statements on page 75.

  (2)
  Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)
Reports on Form 8-K:

        Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 2002:

  1.
  Report filed on October 15, 2002. Items included: Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The report included a press release announcing Washington Mutual's third quarter 2002 financial results and unaudited consolidated financial statements for the nine months ended September 30, 2002.

  2.
  Report filed on November 21, 2002. Items included: Item 7. Financial Statements and Exhibits. The report included an Underwriting Agreement dated November 21, 2002 between Washington Mutual, Inc. and The Bank of New York, as trustee, for the Company to issue Senior Debt Securities totaling $750 million and bearing a fixed rate of 4.375%. The notes are due on January 15, 2008.

  3.
  Report filed on December 5, 2002. Items included: Item 9. Regulation FD Disclosure. The report included slides that may be used by Washington Mutual, Inc. in various presentations to investors.

  4.
  Report filed on December 11, 2002. Items included: Item 9. Regulation FD Disclosure. The report included a presentation made by Kerry K. Killinger, Chairman, President and Chief Executive Officer and other officers of Washington Mutual, Inc. at the fourth quarter 2002 Investor Day.

(c)
Exhibits:

        The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-9).

Signatures

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2003.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2003.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DOUGLAS P. BEIGHLE Douglas P. Beighle Director	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)
/s/ ANNE V. FARRELL Anne V. Farrell Director	/s/ WILLIAM G. REED, JR. William G. Reed, Jr. Director
/s/ STEPHEN E. FRANK Stephen E. Frank Director	/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders Director
/s/ PHILLIP D. MATTHEWS Phillip D. Matthews Director	/s/ WILLIAM D. SCHULTE William D. Schulte Director
/s/ MICHAEL K. MURPHY Michael K. Murphy Director	/s/ JAMES H. STEVER James H. Stever Director
/s/ MARGARET OSMER-MCQUADE Margaret Osmer-McQuade Director	/s/ WILLIS B. WOOD, JR. Willis B. Wood, Jr. Director
/s/ MARY E. PUGH Mary E. Pugh Director

CERTIFICATIONS

        I, Kerry K. Killinger, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Washington Mutual, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer of Washington Mutual, Inc.

        I, Thomas W. Casey, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Washington Mutual, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer of Washington Mutual, Inc.

Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of Washington Mutual, Inc.:

We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001; SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002; and SFAS No. 147, Acquisitions of Certain Financial Institutions, on October 1, 2002.

Seattle, Washington
February 18, 2003

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$1,724	$1,203	$201
Loans held in portfolio	9,252	10,030	9,187
Available-for-sale securities	2,959	3,573	2,811
Held-to-maturity securities	-	-	1,319
Other interest and dividend income	312	259	265

Total interest income	14,247	15,065	13,783
Interest Expense
Deposits	2,668	3,094	3,290
Borrowings	3,238	5,095	6,182

Total interest expense	5,906	8,189	9,472

Net interest income	8,341	6,876	4,311
Provision for loan and lease losses	595	575	185

Net interest income after provision for loan and lease losses	7,746	6,301	4,126
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	2,237	1,375	295
Amortization of mortgage servicing rights	(2,616)	(1,054)	(133)
Impairment adjustment	(3,219)	(1,701)	(9)
Revaluation gain from derivatives	2,517	-	-
Net settlement income from certain interest-rate swaps	382	-	-
Gain from mortgage loans	1,280	963	262
Other home loan mortgage banking income, net	350	134	18

Total home loan mortgage banking income (expense)	931	(283)	433
Depositor and other retail banking fees	1,634	1,290	976
Securities fees and commissions	362	303	318
Insurance income	177	100	49
Portfolio loan related income	349	193	82
Gain (loss) from other available-for-sale securities	768	600	(4)
Gain on extinguishment of securities sold under agreements to repurchase	282	621	-
Other income	287	424	130

Total noninterest income	4,790	3,248	1,984
Noninterest Expense
Compensation and benefits	2,899	1,924	1,348
Occupancy and equipment	1,153	804	604
Telecommunications and outsourced information services	524	441	323
Depositor and other retail banking losses	204	144	105
Amortization of goodwill	-	139	83
Amortization of other intangible assets	67	33	23
Professional fees	208	201	101
Advertising and promotion	246	185	132
Other expense	1,081	746	407

Total noninterest expense	6,382	4,617	3,126

Income before income taxes	6,154	4,932	2,984
Income taxes	2,258	1,818	1,085

Net Income	$3,896	$3,114	$1,899

Net Income Attributable to Common Stock	$3,891	$3,107	$1,899

Net income per common share:
Basic	$4.12	$3.65	$2.37
Diluted	4.05	3.59	2.36
Dividends declared per common share	1.06	0.90	0.76
Basic weighted average number of common shares outstanding (in thousands)	943,905	850,245	801,262
Diluted weighted average number of common shares outstanding (in thousands)	960,152	864,658	804,695

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2002	2001
	(dollars in millions)
Assets
Cash and cash equivalents	$7,208	$3,563
Federal funds sold and securities purchased under resale agreements	2,015	2,481
Available-for-sale securities, total amortized cost of $42,592 and $58,783:
Encumbered	16,695	38,649
Unencumbered	27,277	19,700

	43,972	58,349
Loans held for sale	33,996	26,582
Loans held in portfolio	147,528	130,251
Allowance for loan and lease losses	(1,653)	(1,404)

Total loans held in portfolio, net of allowance for loan and lease losses	145,875	128,847
Investment in Federal Home Loan Banks	3,703	3,873
Mortgage servicing rights	5,341	6,241
Goodwill	6,270	2,175
Other assets	19,918	10,395

Total assets	$268,298	$242,506

Liabilities
Deposits:
Noninterest-bearing deposits	$37,515	$23,259
Interest-bearing deposits	118,001	83,923

Total deposits	155,516	107,182
Federal funds purchased and commercial paper	1,247	4,690
Securities sold under agreements to repurchase	16,717	39,447
Advances from Federal Home Loan Banks	51,265	61,182
Other borrowings	15,264	12,576
Other liabilities	8,155	3,264

Total liabilities	248,164	228,341
Redeemable preferred stock	-	102
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 944,046,787 and 873,089,120 shares issued and outstanding	-	-
Capital surplus – common stock	5,961	3,178
Accumulated other comprehensive income (loss)	175	(243)
Retained earnings	13,998	11,128

Total stockholders' equity	20,134	14,063

Total liabilities, redeemable preferred stock, and stockholders' equity	$268,298	$242,506

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 1999	857.4	$2,205	$(674)	$7,522	$9,053
Comprehensive income:
Net income – 2000	-	-	-	1,899	1,899
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	-	-	616	-	616
Minimum pension liability adjustment	-	-	4	-	4

Total comprehensive income					2,519
Cash dividends declared on common stock	-	-	-	(626)	(626)
Common stock repurchased and retired	(52.2)	(869)	-	-	(869)
Common stock issued	4.6	89	-	-	89

BALANCE, December 31, 2000	809.8	1,425	(54)	8,795	10,166

Comprehensive income:
Net income – 2001	-	-	-	3,114	3,114
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	-	-	(191)	-	(191)
Net unrealized gain from cash flow hedging instruments	-	-	3	-	3
Minimum pension liability adjustment	-	-	(1)	-	(1)

Total comprehensive income					2,925
Cash dividends declared on common stock	-	-	-	(774)	(774)
Cash dividends declared on redeemable preferred stock	-	-	-	(7)	(7)
Common stock repurchased and retired	(7.3)	(231)	-	-	(231)
Common stock warrants issued, net of issuance costs	-	398	-	-	398
Common stock issued to acquire Bank United Corp.	63.9	1,389	-	-	1,389
Common stock issued	6.7	197	-	-	197

BALANCE, December 31, 2001	873.1	3,178	(243)	11,128	14,063

Comprehensive income:
Net income – 2002	-	-	-	3,896	3,896
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	-	-	1,123	-	1,123
Net unrealized loss from cash flow hedging instruments	-	-	(703)	-	(703)
Minimum pension liability adjustment	-	-	(2)	-	(2)

Total comprehensive income					4,314
Cash dividends declared on common stock	-	-	-	(1,021)	(1,021)
Cash dividends declared on redeemable preferred stock	-	-	-	(5)	(5)
Common stock repurchased and retired	(38.0)	(1,303)	-	-	(1,303)
Common stock issued for acquisitions	96.4	3,672	-	-	3,672
Fair value of Dime stock options.	-	90	-	-	90
Common stock issued to redeem preferred stock	4.3	102	-	-	102
Common stock issued	8.2	222	-	-	222

BALANCE, December 31, 2002	944.0	$5,961	$175	$13,998	$20,134

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Cash Flows from Operating Activities
Net income	$3,896	$3,114	$1,899
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	595	575	185
Gain from mortgage loans	(1,280)	(963)	(262)
(Gain) loss from securities	(802)	(717)	2
Revaluation (gain) loss from derivatives	(2,396)	5	-
Gain on extinguishment of securities sold under agreements to repurchase	(282)	(621)	-
Depreciation and amortization	3,206	1,638	539
Mortgage servicing rights impairment adjustment	3,219	1,701	9
Stock dividends from Federal Home Loan Banks	(191)	(216)	(221)
Origination and purchases of loans held for sale, net of principal payments	(223,494)	(133,534)	(13,123)
Proceeds from sales of loans held for sale	217,821	118,131	12,610
(Increase) decrease in other assets	(2,770)	1,099	792
Increase (decrease) in other liabilities	2,509	(1,155)	592

Net cash provided (used) by operating activities	31	(10,943)	3,022
Cash Flows from Investing Activities
Purchases of securities	(54,197)	(60,077)	(2,843)
Proceeds from sales of mortgage-backed securities	8,929	20,202	2,366
Proceeds from sales and maturities of other available-for-sale securities	65,870	31,691	1,476
Principal payments on securities	9,056	11,830	8,373
Purchases of investment in Federal Home Loan Banks	(4)	(8)	(136)
Redemption of investment in Federal Home Loan Banks	798	-	-
Proceeds from sale of mortgage servicing rights	997	174	-
Origination and purchases of loans, net of principal payments	(10,651)	(1,677)	(29,023)
Proceeds from sales of loans held in portfolio	-	-	13,164
Proceeds from sales of foreclosed assets	333	257	265
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	466	(2,416)	114
Net cash used for acquisitions	(3,185)	(13,818)	(23)
Purchases of premises and equipment, net	(1,032)	(753)	(272)
Purchases of bank-owned life insurance	(600)	-	(1,000)

Net cash provided (used) by investing activities, carried forward	16,780	(14,595)	(7,539)

See Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities
Increase (decrease) in deposits	33,163	19,509	(1,556)
(Decrease) increase in short-term borrowings	(16,880)	24,220	(6,373)
Proceeds from long-term borrowings	35,087	12,799	32,615
Repayments of long-term borrowings	(44,664)	(25,252)	(19,817)
Proceeds from advances from Federal Home Loan Banks	35,827	135,015	88,749
Repayments of advances from Federal Home Loan Banks	(53,568)	(139,302)	(87,990)
Cash dividends paid on preferred and common stock	(1,026)	(781)	(626)
Repurchase of common stock	(1,303)	(231)	(869)
Common stock warrants issued	-	398	-
Other	198	169	80

Net cash (used) provided by financing activities	(13,166)	26,544	4,213

Increase (decrease) in cash and cash equivalents	3,645	1,006	(304)
Cash and cash equivalents, beginning of year	3,563	2,557	2,861

Cash and cash equivalents, end of year	$7,208	$3,563	$2,557

Noncash Activities
Loans exchanged for mortgage-backed securities	$12,274	$2,399	$7,414
Real estate acquired through foreclosure	447	345	255
Loans originated to facilitate the sale of foreclosed assets	12	13	36
Loans held in portfolio transferred to loans held for sale	6,177	-	1,314
Loans held for sale transferred to loans held in portfolio	725	1,210	-
Fair value of Bank United Corp. assets acquired	-	19,034	-
Fair value of Bank United Corp. liabilities acquired	-	17,374	-
Cash Paid During the Year For
Interest on deposits	2,667	3,070	3,287
Interest on borrowings	3,122	5,388	6,257
Income taxes	3,239	1,477	444

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

  Basis of Presentation

        Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small- to mid-sized businesses. The Company accepts deposits from the general public, originates, purchases, services and sells home loans, makes consumer loans and commercial real estate loans (primarily loans secured by multi-family properties) and engages in certain commercial banking activities such as providing credit facilities and cash management and deposit services. The Company originates, purchases from correspondents, sells and services loans to higher-risk borrowers through its specialty mortgage finance program. The Company also markets annuities and other insurance products, offers full service securities brokerage services and acts as the investment advisor to, and the distributor of, mutual funds.

        The Company has a concentration of operations in California. At December 31, 2002, 44% of the Company's loan portfolio and 55% of the Company's deposits were concentrated in California.

        Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation. All intercompany transactions and balances have been eliminated.

        In 2001, Washington Mutual acquired Bank United Corp., Fleet Mortgage Corp., and the mortgage operations of The PNC Financial Services Group, Inc. In 2002, the Company acquired Dime Bancorp, Inc. and HomeSide Lending, Inc. These acquisitions were accounted for as purchases.

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

  Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with an initial maturity of three months or less.

  Available-for-Sale Securities

        Securities not classified as held to maturity or trading are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses from available-for-sale securities are excluded from earnings and reported (net of tax) in accumulated other comprehensive income until realized. Other than temporary declines in fair value are recognized in the income statement as loss from securities.

  Loans Held for Sale

        Loans held for sale include originated and purchased/correspondent mortgage loans intended for sale in the secondary market. The Company enters into forward sales agreements to manage interest rate risk associated with loans held for sale. Loans held for sale with effective fair value hedges are recorded at fair value. Loans held for sale without effective fair value hedges are recorded at the lower of aggregate cost or fair value.

  Loans Held in Portfolio

        Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The Company performs regular, ongoing reviews of its portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance; the specific allowance (which includes the allowance for loans deemed to be impaired by Statement of Financial Accounting Standards ("Statement") No. 114, Accounting by Creditors for Impairment of a Loan, issued by the Financial Accounting Standards Board ("FASB")) and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that are allocated to the various loan portfolios.

        The formula allowance considers losses that are embedded within loan portfolios, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated.

        The formula allowance is determined by applying loss factors against all loans that are not determined to be impaired. Such loans include those within homogeneous portfolios, such as home loans and home equity loans and lines of credit, purchased specialty mortgage finance loans, and pools of smaller commercial business loans. Loss factors are based on the analysis of the historical loss experience of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors may be adjusted for external factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Such external factors include, but are not limited to, the interest rate environment and housing prices.

        For non-homogeneous loans such as commercial real estate, larger commercial business loans and builder home construction loans, loss factors are assigned based on risk ratings that are ascribed to the individual loans. A specific allowance may be assigned to these loan types if they have been individually determined to be impaired. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts contractually past due as scheduled, including contractual interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. Loans that are determined to be impaired are excluded from the formula allowance analysis so as not to double-count the loss exposure.

        The unallocated component of the allowance reflects management's judgment as to the magnitude of the impact that various factors may have on the overall level of credit losses inherent in the portfolios. These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation, the results of regulatory examinations and findings of the Company's internal credit review function.

        When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. The existence of some or all of the following conditions will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement.

        Consumer loans are entirely charged off when they are determined to be uncollectible or when they reach a predetermined number of days past due, depending upon loan product, industry practice and other factors. Home loans secured by real estate are written down to the fair value of the underlying collateral (less projected cost to sell) when they are contractually past due 180 days.

        The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the Consolidated Financial Statements.

  Nonaccrual Loans

        Management generally ceases to accrue interest income on all loans that are 90 days past due and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on nonaccrual status.

  Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in the calendar years subsequent to the restructuring if they are not determined to be impaired based on the modified terms.

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

  Investment in Federal Home Loan Banks

        The Company's investment in the stock of the Federal Home Loan Banks ("FHLBs") is carried at cost since it is not a readily marketable security.

  Transfers and Servicing of Financial Assets

        Washington Mutual securitizes, sells and services interests in home, specialty home loans, and commercial real estate loans. When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the securitized assets. Gain on sale of the assets depends, in part, on the Company's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the interests retained.

        Quoted market prices, if available, are used to obtain fair values of senior, subordinated and residual interests. Generally, quoted market prices for subordinated and residual interests are not available; therefore, the Company estimates the fair values based upon the present value of the associated expected future cash flows. In determining the fair value of subordinated and residual interests, management is required to estimate future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of retained interests. See Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        The fair value of the mortgage servicing rights ("MSR") is determined as of the sale date by reference to internally developed estimates of fair value primarily based on the following characteristics:

  •
  Product type (i.e. conventional, government, balloon)

  •
  Fixed or adjustable rate of interest

  •
  Interest rate

  •
  Term (i.e. 15 or 30 years)

        Those estimated fair values are updated based on the results of internal valuations, market pricing, and survey results. Any changes made to those values are reviewed and approved by an appropriate level of management.

        The Company records MSR when the benefits of servicing are expected to be more than adequate compensation to a servicer. The Company determines whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing.

        The Company stratifies its MSR based on the predominant characteristics of the underlying financial assets. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR portfolio. For purposes of measuring impairment, the Company has determined that three interest rate bands adequately stratify loans with similar prepayment characteristics. Product-specific risk characteristics such as adjustable-rate mortgage loans, conventional, Government, and other mortgage loans also affect the MSR valuation, as discount rates, costs to service, and other important valuation factors differ by those product types. Interest rate bands are generally sorted into 150 basis point intervals. The Company will consider adding additional strata to the Company's servicing portfolio if loans with coupon rates below 6.00% reach significant levels.

        The following is a summary of the MSR strata used by the Company to assess impairment:

Loan Type	Rate Band
Adjustable	All loans
Conventional	7.49% and below
Conventional	7.50% to 8.99%
Conventional	9.00% and above
Government	7.49% and below
Government	7.50% to 8.99%
Government	9.00% and above
Private	7.49% and below
Private	7.50% to 8.99%
Private	9.00% and above
Master servicing	All loans
Specialty home loans	All loans
Multi-family	All loans

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

        The most important assumptions used in the MSR valuation model are the anticipated rate of loan prepayments and discount rates. Other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSRs.

        All the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is confirmed through surveys conducted with independent brokers. They are reviewed and approved on a quarterly basis by an appropriate level of management. In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained at least annually to confirm the reasonableness of the value generated by the MSR valuation model.

  Premises and Equipment

        Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated sum of the undiscounted cash flows of a long-lived asset are less than its carrying amount. If identified, an impairment loss is recognized through a charge to earnings for the difference between the carrying amount and the estimated fair value of the asset.

  Goodwill and Other Intangible Assets

        Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill, core deposit intangible and other intangible assets. Core deposit intangible and other intangible assets are amortized over their estimated useful lives. The Company reviews its intangible assets periodically for other-than-temporary impairment. Impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. Other intangible assets are classified as other assets on the Consolidated Statements of Financial Condition.

        As of January 1, 2002, the Company adopted Statement No. 142, Goodwill and Other Intangible Assets. Under the statement, goodwill is no longer amortized but must be tested for impairment at the reporting unit level as of the beginning of the fiscal year in which Statement No. 142 is adopted and at least annually thereafter. A reporting unit represents an operating segment or a component of an operating segment. The Company has identified four reporting units for purposes of goodwill impairment testing. The Statement also requires that certain intangible assets other than goodwill that have indefinite lives, not be amortized until the lives become finite. Intangible assets that do not have indefinite lives are amortized over their useful economic lives.

        The Company performed a transitional impairment test on the goodwill of each reporting unit using a discounted cash flow model and determined that the fair value of each reporting unit's assets, net of liabilities, exceeded the carrying amount of the reporting unit, including goodwill at January 1, 2002. During the third quarter of 2002, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of 2003.

        As of October 1, 2002, the Company adopted Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the fair value of liabilities assumed exceed the fair value of tangible and identified intangible assets acquired, be reclassified as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in Statement No. 142, and will be evaluated for impairment on an annual basis instead of being amortized. The Company, which owns intangible assets of this nature, adopted this Statement as of October 1, 2002. Upon adoption, after-tax year-to-date amortization of $17 million that had been recognized through September 30, 2002, was eliminated, and as required by this Statement, the financial statements for the first three quarters of 2002 were restated as if the accounting standard had been applied as of the beginning of the year.

  Securities Sold Under Agreements to Repurchase

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities ("repurchase agreements"). Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the securities underlying the agreements remain in the respective asset accounts. Those securities are classified as encumbered.

  Stock-Based Compensation

        The Company measures its stock-based employee compensation arrangements using the intrinsic value method under the provisions of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, since the exercise price of each option granted has been equal to or higher than the quoted market price of the Company's common stock at the date of grant, no compensation expense is recognized. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123, Accounting for Stock Based Compensation, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions, except per share amounts)

Net income attributable to common stock	$3,891	$3,107	$1,899
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	18	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(46)	(34)

Pro forma net income attributable to common stock	$3,832	$3,079	$1,880

Net income per common share:
Basic:
As reported	$4.12	$3.65	$2.37
Pro forma	4.06	3.62	2.35
Diluted:
As reported	4.05	3.59	2.36
Pro forma	3.99	3.56	2.34

        In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using a binomial option-pricing model. The model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant-date fair values of the options granted during 2002, 2001 and 2000 were based on the following assumptions:

	Year Ended December 31,
	2002			2001			2000
Dividend yield	2.71%	-	3.00%	2.33%	-	2.58%	2.37%	-	2.57%
Expected volatility	30.92	-	35.30	31.03	-	35.66	30.46	-	34.26
Risk free interest rate	2.25	-	5.15	3.50	-	4.91	5.11	-	6.71
Expected life	2.75 - 7.5 years			5 - 7 years			5 - 7.25 years

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Statement No. 123. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value-based method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Options granted prior to January 1, 2003, and not modified after January 1, 2003, will continue to be accounted for under APB Opinion No. 25, and the pro forma presentation of what the impact to the financial statements would be if these options were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those options vest in 2005.

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

  Earnings Per Share

        Earnings per share are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of dilutive potential common shares, such as stock options.

  Derivatives and Hedging Activities

        The Company enters into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a "cash flow" hedge); or (3) held for other risk management purposes ("risk management derivatives").

        In a fair value hedge, changes in the fair value of the hedging derivative recognized in earnings are offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedging derivative is ineffective, the changes in fair value will not offset and the difference is reflected in earnings.

        In a cash flow hedge, the effective portion of the changes in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

        The changes in fair value of the risk management derivatives held for other risk management purposes are recorded in revaluation gain from derivatives if the derivatives are home loan mortgage banking related, or are recorded in other income for derivatives related to other types of asset/liability interest rate risk management.

        The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before undertaking the hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

        The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

        When the Company determines that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a fair value hedge, the previously hedged item will no longer be adjusted for changes in fair value.

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold, terminated or de-designated, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction impacts earnings.

        The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. This is determined by assessing whether the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract). Under Statement No. 133, an embedded derivative is required to be accounted for separately as a derivative if the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings and the embedded derivative instrument would qualify as a derivative instrument. As of December 31, 2002 and 2001, all of the Company's embedded derivatives are considered clearly and closely related to the host contract and therefore are not required to be separated from their host contracts.

        The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded, at fair value, in other assets on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted using an anticipated fallout factor for loan commitments that will never be funded. This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. Rate lock commitments expose the Company to interest rate risk. The Company manages that risk by entering into forward sales contracts and purchasing put options which are recorded at fair value with changes in fair value reported in gain from mortgage loans.

  Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible, long-lived assets. The Statement became effective January 1, 2003 and did not have a material impact on the results of operations or financial condition of the Company.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are discussed in Note 14 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies."

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company had variable interests in securitization trusts, which are discussed in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities." These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company reports its rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement No. 140. The Company has no unconsolidated investments in any other variable interest entities besides qualifying special-purpose entities.

  Recently Adopted Accounting Standards

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items. The early termination of repurchase agreements is a normal part of the Company's asset and liability management strategy. As encouraged by this pronouncement, the Company applied the provisions of Statement No. 145 related to the treatment of debt extinguishments as of January 1, 2002. Accordingly, the gain from extinguishment of repurchase agreements for the year ended December 31, 2002 in the amount of $282 million has been recorded as a component of noninterest income. Also, the gain from extinguishment of repurchase agreements of $382 million that was recorded as an extraordinary item, on a net-of-tax basis, for the year ended December 31, 2001 has been reclassified to noninterest income.

Note 2: Business Combinations

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

        On January 31, 2001, the Company acquired PNC Mortgage for approximately $7.0 billion in cash. With this acquisition, the Company acquired approximately $3 billion in loans held for sale and $2 billion in MSR. This acquisition resulted in the recognition of goodwill of approximately $350 million. On January 16, 2003, the Company reached a settlement with PNC Bank on the final purchase price of PNC Mortgage, which resulted in an increase of goodwill of approximately $19 million.

        On February 9, 2001, the Company acquired Texas-based Bank United, for a purchase price of approximately $1.4 billion. With this acquisition, the Company acquired approximately $12 billion in loans held in portfolio, $1 billion in securities, $8 billion in deposits and $8 billion in FHLB advances. This acquisition resulted in the recognition of goodwill and other intangible assets of approximately $980 million. The Company issued 63.9 million shares of its common stock to acquire Bank United.

        On June 1, 2001, the Company acquired Fleet Mortgage, a unit of FleetBoston Financial Corp., for approximately $7.5 billion in cash. With this acquisition, the Company acquired approximately $4 billion in loans held for sale and $3 billion in MSR. This acquisition resulted in the recognition of goodwill of approximately $140 million.

        On January 4, 2002, the Company acquired by merger Dime for a total purchase price of approximately $5.3 billion, which included approximately $1.5 billion in cash, approximately 96.4 million shares of common stock valued at $37.74 per share, the conversion of 111 million Dime Litigation Tracking Warrants™, valued at $0.33 per warrant, into the contingent right to receive the Company's common stock, and the conversion of Dime stock options, valued at approximately $90 million, into options to purchase the Company's common stock. For purposes of this merger, Washington Mutual's common stock was valued based upon the average price of Washington Mutual common stock for the five-day trading period from June 21-27, 2001. This acquisition resulted in the recognition of goodwill of approximately $4 billion. This amount, as well as the estimated fair values assigned to the assets received and liabilities assumed, may change as certain estimates and contingencies are finalized.

        The Company acquired Dime to expand its retail banking operations into the greater New York/New Jersey metropolitan area. With the addition of the mortgage operations of Dime's subsidiary, North American Mortgage Company, the Company enhanced its position as one of the nation's largest mortgage lending franchises.

The fair value of the net assets acquired in the Dime acquisition was as follows:

January 4, 2002
(in millions)
Assets:
Cash and cash equivalents	$497
Available-for-sale securities	1,359
Loans held for sale	5,577
Loans held in portfolio, net of allowance for loan and lease losses	16,083
Investment in Federal Home Loan Banks	427
Mortgage servicing rights	926
Goodwill	4,044
Other intangible assets	223
Other assets	2,152

Total assets	31,288

Liabilities:
Deposits	15,171
Borrowings	10,126
Other liabilities	719

Total liabilities	26,016

Net assets acquired	$5,272

        Other intangible assets are a core deposit intangible with an estimated useful life of 7 years. None of the goodwill balance is expected to be deductible for tax purposes.

  Unaudited Pro Forma Combined Financial Data Reflecting the Dime Acquisition

        The unaudited pro forma combined amounts presented below give effect to the merger with Dime as if it had been consummated on January 1, 2001. As the acquisition occurred on January 4, 2002, the pro forma combined information for the twelve months ended December 31, 2002, would not be materially different from the actual results for that period and, therefore, is not presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

Year Ended December 31, 2001
(in millions, except per share amounts)
Net interest income	$7,641
Provision for loan and lease losses	645
Noninterest income	4,062
Noninterest expense	5,614
Income taxes	2,004
Net income	3,440
Net income attributable to common stock	3,433
Weighted average number of common shares outstanding (in thousands)
Basic	946,606
Diluted	961,019
Net income per common share
Basic	$3.63
Diluted	$3.57

  Other Acquisitions

        In two transactions during 2002, the Company purchased for cash HomeSide Lending, Inc., the U.S. mortgage unit of National Australia Bank Limited. The aggregate purchase price of HomeSide was $2.45 billion. The acquisition of HomeSide added approximately $1 billion in loans held for sale, approximately $960 million in net MSR and approximately $130 billion to the Company's portfolio of loans serviced for others. The Company also acquired a proprietary loan servicing platform, which the Company intends to make its primary loan servicing platform. In addition the Company assumed $760 million in long-term debt and $750 million in other liabilities.

Note 3: Securities

        The amortized cost, unrealized gains, unrealized losses, and fair value of securities were as follows:

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$14,560	$581	$(4)	$15,137
Other securities	309	16	–	325
Equity securities	134	3	(2)	135

Total investment securities	15,003	600	(6)	15,597
Mortgage-backed securities:
U.S. Government and agency	19,649	583	(5)	20,227
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375

Total available-for-sale securities	$42,592	$1,399	$(19)	$43,972

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$30,459	$41	$(1,143)	$29,357
Other securities	256	5	(3)	258
Equity securities	171	2	(7)	166

Total investment securities	30,886	48	(1,153)	29,781
Mortgage-backed securities:
U.S. Government and agency	17,780	441	(23)	18,198
Private issue	10,117	264	(11)	10,370

Total mortgage-backed securities	27,897	705	(34)	28,568

Total available-for-sale securities	$58,783	$753	$(1,187)	$58,349

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Investment securities:
U.S. Government and agency	$1,432	$39	$(1)	$1,470
Other securities	158	1	(2)	157
Equity securities	193	1	(11)	183

Total investment securities	1,783	41	(14)	1,810
Mortgage-backed securities:
U.S. Government and agency	24,639	123	(191)	24,571
Private issue	15,866	64	(152)	15,778

Total mortgage-backed securities	40,505	187	(343)	40,349

Total available-for-sale securities	$42,288	$228	$(357)	$42,159

Held-to-maturity securities
Investment securities:
Other securities	$137	$3	$(1)	$139

Total investment securities	137	3	(1)	139
Mortgage-backed securities:
U.S. Government and agency	10,211	30	(107)	10,134
Private issue	6,217	49	(53)	6,213

Total mortgage-backed securities	16,428	79	(160)	16,347

Total held-to-maturity securities	$16,565	$82	$(161)	$16,486

	For the Year Ended December 31,
	2002	2001	2000
	(in millions)
Available-for-sale and held-to-maturity securities
Realized gross gains	$1,424	$911	$27
Realized gross losses	(622)	(194)	(29)

Realized net gain (loss)	$802	$717	$(2)

        Proceeds from sales of securities in the available-for-sale portfolio during 2002, 2001 and 2000 were $74.72 billion, $51.87 billion and $3.84 billion.

        Fair value of debt securities by contractual maturity was as follows:

	December 31, 2002
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
	(dollars in millions)
Available-for-sale debt securities
Investment securities:
U.S. Government and agency	$15,137	5.16%	$1	6.61%	$1,118	4.34%	$13,247	5.18%	$771	5.88%
Other securities	325	5.67	30	6.00	41	6.05	40	5.67	214	5.55

Total investment securities	15,462	5.17	31	6.02	1,159	4.40	13,287	5.18	985	5.81
Mortgage-backed securities(2):
U.S. Government and agency	20,227	4.86	43	5.48	92	5.50	211	5.64	19,881	4.85
Private issue	8,148	4.48	–	–	1	5.12	29	8.88	8,118	4.46

Total mortgage-backed securities	28,375	4.75	43	5.48	93	5.50	240	6.08	27,999	4.73

Total fair value of debt securities	$43,837	4.90	$74	5.70	$1,252	4.48	$13,527	5.20	$28,984	4.77

(1)
Weighted average yield at end of year is based on the amortized cost of the securities.
(2)
Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

        In addition to U.S. Government and agency mortgage-backed securities, the securities portfolio contained investment grade private issue mortgage-backed securities of $7.91 billion at December 31, 2002, which included $7.74 billion of mortgage-backed securities originated by Washington Mutual Bank, FA ("WMBFA") and $9.02 billion at December 31, 2001, which included $6.25 billion of mortgage-backed securities originated by WMBFA.

        Pledged securities having a fair value of $16.69 billion and an amortized cost of $16.07 billion are also subject to certain agreements which may allow the secured party to either sell, rehypothecate or otherwise pledge the securities. These amounts have been separately identified in the Consolidated Statements of Financial Condition as encumbered. In addition, securities with an amortized cost of $11.20 billion and a fair value of $11.44 billion were pledged to secure public deposits, other borrowings, FHLB advances and access to the Federal Reserve discount window. At December 31, 2002, the Company has accepted $1.69 billion in securities as collateral with rights to repledge.

Note 4: Loans Held in Portfolio

        Loans held in portfolio consisted of the following:

	December 31,
	2002	2001
	(in millions)
Loans held in portfolio:
Loans secured by real estate:
Home loans	$82,842	$79,624
Purchased specialty mortgage finance	10,128	8,209

Total home loans	92,970	87,833
Home construction loans:
Builder(1)	1,017	1,623
Custom(2)	932	979
Home equity loans and lines of credit:
Banking subsidiaries	16,168	7,970
Washington Mutual Finance	1,930	2,100
Multi-family(3)	18,000	15,608
Other real estate(4)	7,986	6,089

Total loans secured by real estate	139,003	122,202
Consumer:
Banking subsidiaries	1,663	2,009
Washington Mutual Finance	1,729	1,755
Commercial business	5,133	4,285

Total loans held in portfolio(5)	$147,528	$130,251

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Includes multi-family construction balances of $491 million in 2002 and $385 million in 2001.
(4)
Includes other commercial real estate construction balances of $469 million in 2002 and $608 million in 2001.
(5)
Includes net unamortized deferred loan origination costs of $596 million at December 31, 2002 and $541 million at December 31, 2001.

        The amount of impaired loans and the related allowances were as follows:

	December 31,
	2002	2001
	(in millions)
Impaired loans:
With allowances	$418	$358
Without allowances	899	713

	$1,317	$1,071

Allowance for impaired loans	$216	$69

        The average balance of impaired loans and the related interest income recognized were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Average balance of impaired loans	$1,248	$910	$566
Interest income recognized	67	76	38

        Loans totaling $75.20 billion and $73.17 billion at December 31, 2002 and 2001 were pledged to secure advances from FHLBs.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Balance, beginning of year	$1,404	$1,014	$1,042
Allowance acquired through business combinations	148	120	-
Allowance for transfer to loans held for sale	(31)	-	(36)
Allowance for certain loan commitments	(52)	-	-
Provision for loan and lease losses	595	575	185

	2,064	1,709	1,191
Loans charged off:
Loans secured by real estate:
Home loans	(52)	(29)	(19)
Purchased specialty mortgage finance	(33)	(25)	(4)

Total home loan charge-offs	(85)	(54)	(23)
Home construction loans(1)	(1)	-	(1)
Home equity loans and lines of credit:
Banking subsidiaries	(14)	(4)	(3)
Washington Mutual Finance	(12)	(8)	(3)
Multi-family	(1)	-	(2)
Other real estate	(60)	(35)	(4)

Total loans secured by real estate	(173)	(101)	(36)
Consumer:
Banking subsidiaries	(70)	(51)	(41)
Washington Mutual Finance	(170)	(138)	(117)
Commercial business	(73)	(49)	(9)

Total loans charged off	(486)	(339)	(203)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans	2	2	1
Purchased specialty mortgage finance	-	-	1
Home equity loans and lines of credit:
Banking subsidiaries	1	1	-
Washington Mutual Finance	-	-	-
Multi-family	1	-	1
Other real estate	12	3	1

Total loans secured by real estate charged off	16	6	4
Consumer:
Banking subsidiaries	13	4	4
Washington Mutual Finance	19	18	17
Commercial business	27	6	1

Total recoveries of loans previously charged off	75	34	26

Net charge-offs	(411)	(305)	(177)

Balance, end of year	$1,653	$1,404	$1,014

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        The total amount of loans which were 90 days or more contractually past due and still accruing interest were $60 million, $86 million and $45 million at December 31, 2002, 2001 and 2000.

        The total amount of nonaccrual loans held in portfolio at December 31, 2002 and 2001 were $2,257 million and $2,030 million.

Note 5: Mortgage Banking Activities

  Securitization of Assets

        During 2002, 2001 and 2000, the Company sold mortgage loans and servicing rights in securitization transactions and retained servicing responsibilities as well as senior and subordinated interests. The Company receives annual servicing fees equal to a percentage of the outstanding balance and rights to cash flows remaining after the investors in the securitization trust have received their contractual payments. The allocated carrying value of loans securitized and sold during the years ended December 31, 2002, 2001 and 2000 were $163.60 billion, $102.05 billion and $16.90 billion. Investors and securitization trusts do not have any recourse to the Company for loans securitized and sold during the years ended December 31, 2002 and 2001. The Company realized pretax gains of $1.57 billion, $899 million and $189 million on these securitizations for 2002, 2001 and 2000. During 2002 and 2001 the Company sold $516 million and $5.75 billion allocated carrying value of loans securitized in prior years and recorded pretax gains of $6 million and $103 million from these sales.

        Key economic assumptions used in measuring the value of retained interests (excluding MSR) resulting from securitizations completed during the years ended December 31, 2002, 2001 and 2000, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Government Sponsored Enterprise	Privately Issued
Year Ended December 31, 2002
Constant prepayment rate(1)	35.84%	-%	24.26%
Expected-weighted-average life (in years)	5.3	-	3.3
Discount rate(2)	6.29%	-	3.87%
Year Ended December 31, 2001
Constant prepayment rate(1)	-	-	23.22%
Expected-weighted-average life (in years)	-	-	3.6
Discount rate(2)	-	-	5.45%
Year Ended December 31, 2000
Constant prepayment rate(1)	-	20.00%	20.00%
Expected-weighted-average life (in years)	-	8.3	9.7
Discount rate(2)	-	6.65%	7.90%

(1)
Represents the expected lifetime average.
(2)
Represents the return of U.S. Treasury instruments of a particular duration plus an estimate of the incremental rate of return over those instruments demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.

        Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. As of December 31, 2002, static pool losses for all adjustable- and fixed-rate government sponsored enterprise and privately issued assets and specialty home loan assets that were valued using specific credit loss assumptions were not material.

        At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	December 31, 2002
	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Government Sponsored Enterprise	Privately Issued
	(dollars in millions)
Fair value of retained interests	$2,066	$1,115	$7,459
Expected-weighted-average life (in years)	3.6	5.2	3.2
Constant prepayment rate(1)	51.69%	22.00%	27.16%
Impact on fair value of 25% decrease	$23	$10	$17
Impact on fair value of 50% decrease	56	27	45
Impact on fair value of 50% increase	(30)	(15)	(22)
Impact on fair value of 100% increase	(47)	(24)	(33)
Discount rate	5.31%	3.63%	3.75%
Impact on fair value of 10% decrease	$26	$-	$5
Impact on fair value of 25% decrease	96	(1)	14
Impact on fair value of 25% increase	(59)	1	(8)
Impact on fair value of 50% increase	(112)	1	(27)

(1)
Represents the expected lifetime average.

        In 2002, the Company recognized $125 million in pretax gains for specialty home loans retained interests that are marked to market through other noninterest income.

        The table below summarizes the current fair value of retained interests (excluding MSR) categorized by credit rating:

December 31, 2002
(in millions)
Credit rating:
AAA	$7,441
Agency insured	3,181
Not rated	154

Total	$10,776

        Key economic assumptions used in measuring the value of all capitalized MSR created during the years ended December 31, 2002, 2001 and 2000, including securitizations recorded as sales, securitizations entirely retained, and whole loan sales, were as follows (rates per annum):

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Privately Issued	All Types	Specialty Home Loans
Year Ended December 31, 2002
Constant prepayment rate(1)	14.75%	26.00%	28.25%	40.00%
Cash flows discounted at	9.00	10.25	11.50	14.25
Year Ended December 31, 2001
Constant prepayment rate(1)	9.50%	10.50%	24.50%	32.00%
Cash flows discounted at	9.75	13.50	15.50	14.00
Year Ended December 31, 2000
Constant prepayment rate(1)	10.50%	12.00%	23.50%	30.90%
Cash flows discounted at	9.00	12.00	13.00	14.00

(1)
Represents the expected lifetime average.

        At December 31, 2002, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	December 31, 2002
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable- Rate Mortgage Loans
	Government Sponsored Enterprise	Privately Issued	All Types	Specialty Home Loans
Fair value of home loan MSR	$3,475	$469	$1,261	$84
Expected-weighted-average life (in years)	3.4	2.9	3.8	1.8
Constant prepayment rate(1)	34.52%	39.00%	24.69%	43.80%
Impact on fair value of 25% decrease	$1,076	$160	$250	$23
Impact on fair value of 50% decrease	2,678	400	620	58
Impact on fair value of 25% increase	(771)	(117)	(190)	(17)
Impact on fair value of 50% increase	(1,451)	(229)	(353)	(33)
Future cash flows discounted at	8.49%	9.86%	9.86%	19.59%
Impact on fair value of 10% decrease	n/a	n/a	n/a	$2
Impact on fair value of 25% decrease	$169	$23	$93	5
Impact on fair value of 50% decrease	360	48	204	n/a
Impact on fair value of 25% increase	(151)	(20)	(78)	(5)
Impact on fair value of 50% increase	(287)	(38)	(145)	(8)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company's determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured.

        The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Proceeds from new securitization sales	$165,690	$109,188	$17,012
Principal and interest received on retained interests	1,925	1,633	360
Servicing fees received(1)	1,822	1,260	276
Loan repurchases(1)	(6,837)	(1,502)	(177)

(1)
Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained and whole loan sales.

        The tables below present quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (excludes securitized assets that an entity continues to service but with which it has no other continuing involvement):

	December 31, 2002		Year Ended December 31, 2002
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$128,067	$1,188	$54
Specialty home loans	14,791	1,428	61

Total loans managed	$142,858	$2,616	$115

Consisting of:
Loans sold, including securitizations	$23,539
Loans held for sale and held in portfolio	106,570
Loans securitized and retained	12,749

Total loans managed	$142,858

(1)
Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

	December 31, 2001		Year Ended December 31, 2001
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$129,901	$1,289	$36
Specialty home loans	9,481	1,036	21

Total loans managed	$139,382	$2,325	$57

Consisting of:
Loans sold, including securitizations	$23,496
Loans held for sale and held in portfolio	101,995
Loans securitized and retained	13,891

Total loans managed	$139,382

(1)
Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

	December 31, 2000		Year Ended December 31, 2000
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$115,058	$563	$30
Specialty home loans	6,005	267	9

Total loans managed	$121,063	$830	$39

Consisting of:
Loans sold, including securitizations	$9,432
Loans held for sale and held in portfolio	79,178
Loans securitized and retained	32,453

Total loans managed	$121,063

(1)
Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

  Loan Servicing

        Home loan mortgage banking income (expense) consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Loan servicing fees	$2,237	$1,375	$295
Loan subservicing fees	100	24	-
Amortization of MSR	(2,616)	(1,054)	(133)
Impairment adjustment	(3,219)	(1,701)	(9)
Other, net	(371)	(165)	(19)

Net home loan servicing (expense) income	(3,869)	(1,521)	134
Revaluation gain from derivatives	2,517	-	-
Net settlement income from certain interest-rate swaps	382	-	-
Gain from mortgage loans	1,280	963	262
GNMA pool buy-out income	319	2	-
Loan related income	268	156	35
Gain on sale of originated mortgage-backed securities	34	117	2

Total home loan mortgage banking income (expense)	$931	$(283)	$433

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Balance, beginning of year	$6,241	$1,017	$643
Home loans:
Additions through acquisitions	1,888	4,818	-
Other additions	4,031	3,323	516
Amortization	(2,616)	(1,054)	(133)
Impairment adjustment	(3,219)	(1,701)	(9)
Sale of servicing	(997)	(174)	-
Net change in commercial real estate MSR	13	12	-

Balance, end of year(1)	$5,341	$6,241	$1,017

(1)
At December 31, 2002, 2001 and 2000, aggregate MSR fair value was $5.38 billion, $6.27 billion and $1.13 billion.

        Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Balance, beginning of year	$1,714	$13	$4
Impairment adjustment	3,219	1,701	9
Sale of servicing	(412)	-	-

Balance, end of year	$4,521	$1,714	$13

        At December 31, 2002, the expected weighted average life of the Company's MSR was 3.4 years. Projected amortization expense for the gross carrying value of MSR at December 31, 2002 is estimated to be as follows (in millions):

2003	$2,921
2004	1,696
2005	1,156
2006	853
2007	651
After 2007	2,585

Gross carrying value of MSR	9,862
Less: valuation allowance	(4,521)

Net carrying value of MSR	$5,341

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, that were used to determine amortization expense during 2002. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

        Changes in the portfolio of loans serviced for others were as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Balance, beginning of year	$382,500	$85,875
Home loans:
Additions through acquisitions	178,884	255,434
Other additions	249,855	143,235
Sales	-	(6,538)
Loan payments and other	(208,337)	(96,674)
Net change in commercial real estate loans serviced for others	1,602	1,168

Balance, end of year	$604,504	$382,500

        WMBFA and Washington Mutual Bank ("WMB"), wholly owned subsidiaries of Washington Mutual, Inc., are approved Government National Mortgage Association ("GNMA") issuers. WMBFA and WMB are required to comply with the GNMA Mortgage-Backed Securities Guide (the "GNMA Guide"), which includes minimum standards of net worth. Washington Mutual, Inc., WMBFA and WMB are required to ensure they meet the minimum net worth requirements throughout the year and are required to submit annual net worth calculations within 90 days after their fiscal year end. Because WMB's consolidated financial statements are not audited, the parent holding company of WMB, Washington Mutual, Inc., is also subject to the minimum net worth requirements. The GNMA Guide establishes minimum net worth requirements based on the size of the GNMA commitment authority issued and the outstanding balance of all GNMA securities. The adjusted net worth of Washington Mutual, Inc., WMBFA and WMB is determined by reducing equity by the amount of unacceptable assets for purposes of the calculation, which include goodwill, unrealized gains on securities available-for-sale, and other unacceptable assets. If Washington Mutual, Inc., WMBFA and WMB fail to comply with the minimum net worth requirements established by the GNMA Guide, GNMA may suspend or terminate WMBFA's and WMB's status as an issuer if the deficiency is not corrected in a timely manner.

        Following are the GNMA net worth requirements and the adjusted net worth of Washington Mutual, Inc., WMBFA and WMB as of December 31, 2002 and 2001.

        Washington Mutual, Inc.

	Year Ended December 31,
	2002	2001
	(in millions)
Required net worth	$1	$1
Adjusted net worth	6,854	10,431

Excess net worth	$6,853	$10,430

        WMBFA

	Year Ended December 31,
	2002	2001
	(in millions)
Required net worth	$179	$128
Adjusted net worth	8,250	9,821

Excess net worth	$8,071	$9,693

        WMB

	Year Ended December 31,
	2002	2001
	(in millions)
Required net worth	$1	$1
Adjusted net worth	1,921	1,759

Excess net worth	$1,920	$1,758

Note 6: Goodwill and Other Intangible Assets

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

        Statement No. 147 requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill and subject to the accounting standards set forth in Statement No. 142. The Company, which owns intangible assets of this nature, reclassified $167 million from intangible assets to goodwill and restated the financial statements to remove $17 million of amortization expense, net of taxes, for the year ended December 31, 2002, as required by this standard.

        Had the Company been accounting for its goodwill under Statement No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions, except per share amounts)
Net Income:
Income before income taxes	$6,154	$4,932	$2,984
Add back: goodwill previously amortized(1)	-	139	83

Income before income taxes, excluding amortization of goodwill	6,154	5,071	3,067
Income taxes	(2,258)	(1,834)	(1,101)

Net income, excluding amortization of goodwill	3,896	3,237	1,966
Redeemable preferred stock dividends	(5)	(7)	-

Adjusted net income attributable to common stock	$3,891	$3,230	$1,966

Basic earnings per share:
Net income, as reported	$4.12	$3.65	$2.37
Goodwill amortization, net of tax	-	0.14	0.08
Adjusted net income	4.12	3.79	2.45
Diluted earnings per share:
Net income, as reported	$4.05	$3.59	$2.36
Goodwill amortization, net of tax	-	0.14	0.08
Adjusted net income	4.05	3.73	2.44

(1)
Includes amounts amortized prior to the adoption of Statement No. 142 and Statement No. 147.

        Changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting unit were as follows:

	Year Ended December 31, 2002
			Specialty Finance
	Banking and Financial Services	Home Loans and Insurance Services	WM Finance	Commercial Lending	Total
	(in millions)
Balance at January 1, 2002(1)	$630	$1,179	$59	$307	$2,175
Additions related to Dime	2,472	839	-	733	4,044
Other	34	19	(2)	-	51

Balance at December 31, 2002	$3,136	$2,037	$57	$1,040	$6,270

(1)
The balance at January 1, 2002 has been restated to reflect the adoption of Statement No. 147.

        During the first quarter of 2002, the Company acquired a $223 million core deposit intangible as a result of the Dime acquisition. During the second quarter of 2002, the Company increased goodwill associated with the Dime acquisition by $59 million due to various adjustments to the fair values assigned to the assets received and liabilities assumed and a $77 million adjustment of the total purchase price related to the valuation of Dime stock options. During the third quarter of 2002, the Company increased the goodwill associated with the Dime acquisition by $32 million due to an adjustment of $17 million related to the Dime auto-finance loan portfolio and an increase in the estimated accumulated post-retirement benefit obligation for Dime employees of $15 million.

        Intangible asset balances (excluding MSR) as of December 31, 2002 were as follows:

	December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in millions)
Core deposit intangible assets	$633	$322	$311	8.5 years
Other intangible assets	2	2	-	10 years

Total intangible assets	$635	$324	$311	8.5 years

        The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of intangible assets (excluding MSR) at December 31, 2002 is estimated to be as follows (in millions):

2003	$61
2004	56
2005	52
2006	52
2007	51
After 2007	39

Estimated future amortization expense of intangible assets	$311

Note 7: Other Assets

        Other assets consisted of the following:

	Year Ended December 31,
	2002	2001
	(in millions)
Premises and equipment	$2,862	$1,999
Investment in bank-owned life insurance	2,544	1,535
Accrued interest receivable	1,439	1,426
Foreclosed assets	336	228
GNMA pool buy-outs	4,859	1,849
Other intangible assets	311	155
Derivatives	4,105	745
Other	3,462	2,458

Total other assets	$19,918	$10,395

        Depreciation expense for 2002, 2001 and 2000 was $362 million, $288 million and $246 million.

        The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2021 with the option to renew through 2071. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $360 million, $289 million and $197 million in 2002, 2001 and 2000.

Note 8: Deposits

        Deposits consisted of the following:

	Year Ended December 31,
	2002	2001
	(in millions)
Checking accounts:
Interest bearing	$56,132	$15,350
Noninterest bearing	35,730	22,386

	91,862	37,736
Savings accounts	10,313	6,970
Money market deposit accounts	19,573	25,514
Time deposit accounts:
Due within one year	23,136	30,530
After one year but within two years	4,383	2,679
After two but within three years	2,678	1,732
After three but within four years	1,172	468
After four but within five years	1,560	976
After five years	839	577

	33,768	36,962

Total deposits	$155,516	$107,182

        Accrued but unpaid interest on deposits included in other liabilities totaled $55 million and $54 million at December 31, 2002 and 2001.

        Time deposit accounts in amounts of $100,000 or more totaled $7.01 billion and $6.92 billion at December 31, 2002 and 2001. At December 31, 2002, $1.80 billion of these deposits mature within three months, $1.02 billion mature in over three to six months, $1.07 billion mature in over six months to one year, and $3.12 billion mature after one year.

Note 9: Federal Funds Purchased and Commercial Paper

        Federal funds purchased and commercial paper consisted of the following:

	December 31,
	2002	2001
	(in millions)
Federal funds purchased	$507	$4,339
Commercial paper	740	351

Total federal funds purchased and commercial paper	$1,247	$4,690

        Federal funds purchased had remaining average maturities of 35 days at December 31, 2002. Commercial paper had remaining average maturities of 86 days at December 31, 2002.

        Financial data pertaining to federal funds purchased and commercial paper were as follows:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Federal funds purchased
Weighted average interest rate, end of year	1.26%	2.02%	6.57%
Weighted average interest rate during the year	1.90	3.96	6.52
Average balance of federal funds purchased	$2,919	$4,337	$2,856
Maximum amount outstanding at any month end	5,886	6,167	6,668
Commercial paper
Weighted average interest rate, end of year	1.60%	3.03%	6.95%
Weighted average interest rate during the year	2.02	5.49	5.42
Average balance of commercial paper	$559	$469	$586
Maximum amount outstanding at any month end	885	973	959

        The total interest expense on federal funds purchased and commercial paper was $67 million, $198 million and $218 million for the years ended December 31, 2002, 2001 and 2000.

Note 10: Securities Sold Under Agreements to Repurchase

        Scheduled maturities of securities sold under agreements to repurchase ("repurchase agreements") were as follows:

	December 31,
	2002	2001
	(in millions)
Due within 30 days	$751	$28,177
After 30 but within 90 days	200	2,126
After 90 but within 180 days	101	-
After 180 days but within one year	-	518
After one year	15,665	8,626

Total maturities of repurchase agreements	$16,717	$39,447

        Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Weighted average interest rate, end of year	2.13%	1.74%	6.61%
Weighted average interest rate during the year	2.31	4.05	6.62
Average balance of repurchase agreements	$34,830	$29,582	$28,491
Maximum amount outstanding at any month end	58,504	39,447	30,726

        The total interest expense on repurchase agreements was $804 million, $1,197 million and $1,885 million for the years ended December 31, 2002, 2001 and 2000.

        At December 31, 2002 interest rate caps, swaps, and swaptions embedded in repurchase agreements were as follows:

	Notional Amount	Weighted Average Strike Rate	Weighted Average Pay Rate	Weighted Average Receive Rate	Index	Index at December 31, 2002	Weighted Average Remaining Life
	(dollars in millions)						(in months)
Caps	$600	7.67%	-	-	3 month LIBOR	1.38%	19
Swaps	2,750	-	4.73	1.74	3 month LIBOR	1.38	53
Swaptions	6,400	6.14	-	-	3 month LIBOR	1.38	8

Note 11: Advances from FHLBs

        As members of the FHLBs of San Francisco and Seattle, WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit, which the FHLBs will extend for purposes other than meeting withdrawals, varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds in the individual FHLB and the purpose of the borrowing.

        Scheduled maturities of advances from FHLBs were as follows:

	December 31,
	2002		2001
	Amount	Ranges of Interest Rates	Amount	Ranges of Interest Rates
	(dollars in millions)
Due within one year	$29,067	1.25% - 7.07%	$36,676	1.75% - 8.04%
After one but within two years	11,266	1.35 - 8.65	13,576	1.75 - 6.03
After two but within three years	3,228	1.35 - 7.45	6,338	1.82 - 8.65
After three but within four years	4,211	1.35 - 5.32	184	2.05 - 7.45
After four but within five years	3,163	1.35 - 6.60	4,211	1.85 - 5.32
After five years	330	2.80 - 8.57	197	2.80 - 8.57

Total advances from FHLBs	$51,265		$61,182

        Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions)
Weighted average interest rate, end of year	1.91%	2.45%	6.57%
Weighted average interest rate during the year	2.83	4.58	6.39
Average balance of advances from FHLBs	$59,449	$63,859	$56,979
Maximum amount outstanding at any month end	66,206	67,281	59,325

        The total interest expense on advances from FHLBs was $1,680 million, $2,924 million and $3,643 million for the years ended December 31, 2002, 2001 and 2000.

        At December 31, 2002, interest rate caps embedded in advances from FHLBs were as follows:

Notional Amount	Weighted Average Strike Rate	Index	Index at December 31, 2002	Weighted Average Remaining Life
(dollars in millions)				(in months)
$41	7.25%	3 month LIBOR	1.38%	7

Note 12: Other Borrowings

        Other borrowings consisted of the following:

	December 31,
	2002		2001
	Amount(2)	Interest Rate(s)	Amount(2)	Interest Rate(s)
	(dollars in millions)
Senior notes(1):
Due in 2002	$-	-%	$1,183	1.92 - 8.60%
Due in 2003	1,301	1.54 - 7.32	967	2.05 - 6.84
Due in 2004	2,213	1.57 - 7.38	1,898	2.28 - 7.38
Due in 2005	605	7.25 - 8.25	599	7.25 - 8.25
Due in 2006	2,765	1.54 - 7.50	3,062	2.24 - 7.50
Due in 2007	995	5.63	-	-
Due in 2008	762	4.38	-	-
Due in 2011	501	6.88	497	6.88
Subordinated notes(1):
Due in 2004	250	6.50 - 7.88	249	6.50 - 7.88
Due in 2006	100	6.63	99	6.63
Due in 2007	236	8.88	240	8.88
Due in 2009	158	8.00	160	8.00
Due in 2010	621	8.25	564	8.25
Due in 2011	1,144	6.88	1,018	6.88
Due in 2013	757	5.50	-	-
Trust preferred securities(1):
Due in 2025	-	-	93	8.25
Due in 2026	149	8.36	149	8.36
Due in 2027	913	8.21 - 9.33	727	8.21 - 8.38
Due in 2041	732	5.38	730	5.38
Secured line of credit:
Due in 2003	994	2.12	-	-
Other	68	-	341	-

Total other borrowings	$15,264		$12,576

(1)
Inclusive of capitalized issuance costs.
(2)
Maturities listed are based on contractual terms and do not include redemption or call dates.

        At December 31, 2002, the Company is the guarantor of five separate issues of trust preferred securities, as discussed below:

        On May 31, 1997, Washington Mutual Capital I ("WMC I"), a wholly owned subsidiary of Washington Mutual, Inc., issued $400 million of 8.38% Subordinated Capital Income Securities. In connection with WMC I's issuance of these securities, Washington Mutual, Inc. issued to WMC I $412 million principal amount of its 8.38% Junior Subordinated Debentures, due 2027. The sole assets of WMC I are and will be the subordinated debentures.

        On January 27, 1997, Great Western Financial Trust II ("GWFT II"), a wholly owned subsidiary of Great Western Financial Corporation, issued $300 million of 8.21% Trust Originated Preferred Securities. In connection with GWFT II's issuance of these securities, Great Western issued to GWFT II $309 million principal amount of its 8.21% subordinated deferrable interest notes, due 2027. The sole assets of GWFT II are and will be the subordinated notes.

        In December 1996, Ahmanson Trust I (the "Ahmanson Trust"), a wholly owned subsidiary of H.F. Ahmanson & Co., issued $150 million of 8.36% Company-obligated redeemable capital securities, Series A, of subsidiary trust holding solely Junior Subordinated Deferrable Interest Debentures of Ahmanson. In connection with the Ahmanson Trust's issuance of these securities, Ahmanson issued to the Ahmanson Trust $155 million principal amount of its 8.36% subordinated notes, due December 2026. The sole assets of the Ahmanson Trust are and will be the subordinated notes.

        In May 1997, Dime Capital Trust I ("DMECT I"), a wholly owned subsidiary of Dime Bancorp, Inc., issued $200 million of 9.33% Trust Originated Securities. In connection with DMECT I's issuance of these securities, Dime Bancorp, Inc. issued DMECT I $206 million principal amount of its 9.33% Junior Subordinated Deferrable Interest Debenture due 2027. The sole assets of DMECT I are and will be the subordinated debenture.

        In December 1995, Great Western Financial Trust I ("GWFT I"), a wholly owned subsidiary of Great Western, issued $100 million of 8.25% Trust Originated Preferred Securities. In connection with GWFT I's issuance of these securities, Great Western issued to GWFT I $103 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025. The sole assets of GWFT I were the subordinated notes due 2025. The preferred securities and the subordinated notes were callable on or after December 31, 2000. On November 29, 2002, GWFT I redeemed the preferred securities and Great Western redeemed the subordinated notes.

        In the second quarter of 2001, Washington Mutual Capital Trust 2001 (the "Capital Trust"), a wholly owned subsidiary of Washington Mutual, Inc., issued 23 million units, totaling $1,150 million, of Trust Preferred Income Equity Redeemable SecuritiesSM. Each unit consists of a preferred security having a stated liquidation amount of $50 and a current yield of 5.38%, and a warrant to purchase at any time prior to the close of business on May 3, 2041, 1.2081 shares of common stock of Washington Mutual. At any time after issuance of the units, the preferred security and warrant components of each unit may be separated by the holder and transferred separately. Thereafter, a separated preferred security and warrant may be combined to form a unit. In connection with the Capital Trust's issuance of these securities, Washington Mutual, Inc. issued to the Capital Trust $1,185 million of 5.38% subordinated debentures, due in 2041. The sole assets of the Capital Trust are the subordinated debentures.

        Obligations of Great Western, Ahmanson and Dime under the above described arrangements were assumed by the Company. Washington Mutual's obligations under these and related agreements, taken together, are guaranteed by the Company.

        The Company has a right to defer payment of interest on the debentures at any time for a period not exceeding the extension period described in the table below with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the respective debentures. Distributions paid on the securities are recorded as interest expense in the Consolidated Statements of Income.

        Financial data pertaining to trust preferred securities were as follows:

	December 31, 2002
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	$300	$9	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006
Dime Capital Trust I	200	6	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007

Total trust preferred securities	$2,200	$67	$2,267		6.87

	December 31, 2001
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount Of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust I	$100	$3	$103	2025	8.25%	20 consecutive quarters	On or after December 31, 2000
Great Western Financial Trust II	300	9	309	2027	8.21	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006

Total trust preferred securities	$2,100	$64	$2,164		6.70

        At December 31, 2002 and 2001, the Company had unused secured borrowing lines totaling $875 million and $960 million with the Federal Reserve Bank discount window.

        The Company, through Long Beach Mortgage Company, had credit facilities in the aggregate amount of $1.0 billion at December 31, 2002, of which $500 million expired in February 2003 and $500 million expires in September 2003.

        On August 12, 2002, Washington Mutual, Inc. and Washington Mutual Finance entered into a new three-year revolving credit facility totaling $800 million. This credit facility replaced the two revolving credit facilities totaling $1.20 billion that were in effect until August 9, 2002 and provides back-up for the commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. The facility was arranged by J.P. Morgan Chase Bank and includes a syndicated group of banks. At December 31, 2002, Washington Mutual, Inc. had no commercial paper outstanding and Washington Mutual Finance had $440 million outstanding.

        As of December 31, 2002, the Company had entered into fifteen letters of credit with the FHLBs of San Francisco, New York and Seattle, for a total of $653 million. These letters of credit provide credit enhancement on housing revenue bonds and certain of the Company's private issue mortgage-backed securities.

Note 13: Income Taxes

        Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Current:
Federal	$3,091	$1,677	$524
State and local	386	165	99
Payments in lieu	38	58	34

Total current	3,515	1,900	657
Deferred:
Federal	(1,049)	(4)	435
State and local	(168)	(12)	42
Payments in lieu	(40)	(66)	(49)

Total deferred	(1,257)	(82)	428

Total income taxes	$2,258	$1,818	$1,085

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

        The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.22 billion at December 31, 2002 and $2.06 billion at December 31, 2001. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

        In January 2002, the Company completed a settlement with the Internal Revenue Service for Great Western for tax years 1988 through 1992. The amount payable under the settlement agreement was previously provided for in the accrual for income taxes payable.

        The IRS is currently examining Ahmanson for 1994 through September 1998, Washington Mutual for 1994 through 2000 and Great Western for 1993 through 1997. The IRS has completed its examination of Ahmanson for 1990 through 1993. All issues have been resolved except for one, for which a tentative settlement at Appeals is under review by the Joint Committee on Taxation. The IRS's National Office has issued an adverse ruling on this issue. Accordingly, the Company has not recorded any benefit with respect to this issue.

        As of December 31, 2002, the Company's accrual for income taxes payable is sufficient to cover any expected liabilities arising from these examinations.

        The significant components of the Company's net deferred tax asset (liability) were as follows:

	December 31,
	2002	2001
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$736	$549
Mortgage servicing	554	-
Net operating loss carryforwards	357	440
Compensation differences	221	65
Merger costs	131	144
State and local taxes	45	21
Unrealized losses from securities and cash flow hedge instruments	-	152
Other	429	339

Total deferred tax assets	2,473	1,710
Payments in lieu	(100)	(140)
Valuation allowance	(210)	(164)

Deferred tax asset, net of payments in lieu and valuation allowance	2,163	1,406
Deferred tax liabilities:
Stock dividends from FHLBs	(650)	(614)
Loan fees	(318)	(253)
Basis difference on premises and equipment	(280)	(181)
Unrealized gains from securities and cash flow hedge instruments	(87)	-
Mortgage servicing	-	(445)
Other	(21)	(231)

Total deferred tax liabilities	(1,356)	(1,724)

Net deferred tax asset (liability)	$807	$(318)

        The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $210 million and $164 million at December 31, 2002 and December 31, 2001 relates primarily to net operating losses that are limited by Internal Revenue Code Section 382 as a result of the acquisition of Keystone Holdings, Inc.

        As a result of the Keystone acquisition, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Deposit Insurance Corporation ("FDIC"), which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund (the "Resolution Fund"). These amounts are considered payments in lieu. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "Federal Savings and Loan Insurance Corporation taxable income," which is then offset by utilizable net operating losses to compute the benefit due to the Resolution Fund.

        As a result of the acquisition of Bank United, the Company and certain of its affiliates are also parties to another agreement with the Resolution Fund, which provides that one-third of the sum of federal and state tax benefits (as computed in accordance with the original acquisition agreement), attributable to the Company's utilization of certain tax loss carryovers of Bank United are to be paid by the Company to the Resolution Fund. The obligation to share tax benefit utilization will continue through 2003.

        Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

	December 31, 2002
	Federal	State
	(in millions)
Expiring in:
2004	$-	$536
2005	742	-
2006	33	-
2008	23	-

Total	$798	$536

        Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2002		2001		2000
	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income
	(dollars in millions)
Income taxes computed at statutory rates	$2,153	35.00%	$1,726	35.00%	$1,044	35.00%
Tax effect of:
State income tax, net of federal tax benefit	142	2.31	99	2.00	93	3.12
Payments in lieu	-	-	-	-	46	1.54
Valuation allowance change from prior year	-	-	-	-	(75)	(2.51)
Other	(37)	(0.61)	(7)	(0.14)	(23)	(0.78)

Total	$2,258	36.70	$1,818	36.86	$1,085	36.37

Note 14: Commitments, Guarantees and Contingencies

  Commitments

        Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. Unfunded commitments to extend credit totaled $53.42 billion at December 31, 2002 and $29.63 billion at December 31, 2001. The Company reserved $52 million as of December 31, 2002 to cover its loss exposure to unfunded commitments.

        In order to meet the needs of its customers, the Company also issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2002 and 2001, outstanding letters of credit issued by Washington Mutual totaled $492 million and $434 million.

        Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings
	(in millions)
Year ending December 31,
2003	$290	$75	$9
2004	260	51	9
2005	224	39	8
2006	184	-	7
2007	132	-	6
Thereafter	447	-	51

Total	$1,537	$165	$90

        Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

  Guarantees

        In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse and are no longer on the Company's balance sheet, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of December 31, 2002, the Company's maximum exposure to loss under these guarantees totaled $20.37 billion. The Company's recourse reserve related to these guarantees totaled $46 million at December 31, 2002.

        In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of December 31, 2002, these guarantees totaled $584.14 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has reserved $54 million as of December 31, 2002 to cover the anticipated loss exposure related to these guarantees.

  Contingencies

        In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. Certain of these actions and proceedings are based on alleged violations of consumer protection, banking and other laws.

        In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of pending matters will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single pending proceeding will have a material adverse effect on the consolidated financial position, operations or liquidity of the Company.

Note 15: Redeemable Preferred Stock

        In August 1999, Bank United issued 2,000,000 shares of 8% Premium Income Equity Securities ("PIES") for a price of $50 per PIES or $100 million in aggregate. As a result of the Bank United merger on February 9, 2001, each Bank United PIES was converted into a Washington Mutual PIES with an estimated aggregate fair value of $102 million. Each of the PIES consisted of a purchase contract for shares of Company common stock and a share of redeemable preferred stock.

        The redeemable preferred stock, which had a liquidation preference of $50 per share and certain voting rights, was pledged to the Company to secure the holders' obligation to purchase the common stock under the purchase contract.

        On August 16, 2002, the Company redeemed all of the 2,000,000 outstanding PIES. As part of the redemption of the PIES, the Company redeemed all of the shares of redeemable preferred stock at 100% of their liquidation preference. Holders of the PIES received 2.1704 shares of Washington Mutual common stock and 1.113 Contingent Payment Rights Certificates(1) for each PIES.

(1)
"Contingent Payment Rights Certificates" means a certificate representing a partial beneficial ownership interest in the Bank United Litigation Contingent Payment Rights Trust, a Delaware trust established by Bank United Corp. to receive Bank United Corp.'s portion of the proceeds, if any, realized from the litigation filed by Bank United Corp., its indirect subsidiary Bank United, and Hyperion Partners L.P. against the United States in the U.S. Court of Federal Claims on July 25, 1995, for alleged failure of the United States to adhere to its agreement to waive or forbear from enforcing certain provisions concerning regulatory capital requirements.

        The Company made quarterly payments with respect to the PIES consisting of dividends equal to 7.25% per annum of the $50 liquidation preference of the shares of redeemable preferred stock and contract adjustment payments under the purchase contract equal to 0.75% per annum of the $50 purchase contract stated amount until August 16, 2002.

Note 16: Earnings Per Share

        On April 17, 2001, the Company's Board of Directors declared a 3-for-2 stock split which was paid in the form of a 50% stock dividend. The dividend was paid on May 15, 2001 to shareholders of record as of April 30, 2001. All prior share and per share amounts have been restated to reflect the stock split.

        Information used to calculate EPS was as follows:

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions, except per share amounts)
Net income
Net income	$3,896	$3,114	$1,899
Accumulated dividends on preferred stock	(5)	(7)	-

Net income attributable to common stock	$3,891	$3,107	$1,899

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	943,905	850,245	801,262
Dilutive effect of potential common shares from:
Stock options	8,626	8,469	3,433
Premium Income Equity Securities SM (1)	951	1,346	-
Trust Preferred Income Equity Redeemable SecuritiesSM	6,670	4,598	-

Diluted weighted average number of common shares outstanding	960,152	864,658	804,695

Net income per common share
Basic	$4.12	$3.65	$2.37
Diluted	4.05	3.59	2.36

(1)
Redeemed on August 16, 2002.

        For the year ended December 31, 2002, 2001 and 2000, options to purchase an additional 13,789,940, 3,712,976 and 10,773,446 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of the investors in Keystone Holdings, the FDIC as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow to the Keystone Holdings' investors and the FDIC are related to the outcome of certain litigation and not based on future earnings or market prices. The escrow would by its terms automatically expire on December 20, 2002, absent the occurrence of certain circumstances that would extend it. The Company contends that these circumstances have not occurred, while the Keystone Holdings' investors and the FDIC contend that they have occurred. At December 31, 2002, the conditions for releasing the shares to the Keystone Holdings' investors and the FDIC had not occurred, and the shares were still in the escrow. Therefore, the shares were not included in the above computations.

Note 17: Comprehensive Income

        The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
2000
Unrealized gain from securities:
Net unrealized gain from securities available for sale arising during the year	$1,004	$384	$620
Reclassification of net loss from securities available for sale included in net income	2	1	1
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(8)	(3)	(5)

Net unrealized gain from securities, net of reclassification adjustments	998	382	616
Minimum pension liability adjustment	6	2	4

Other comprehensive income	$1,004	$384	$620

2001
Unrealized loss from securities:
Net unrealized gain from securities available for sale arising during the year	$409	$156	$253
Reclassification of net gain from securities available for sale included in net income	(705)	(268)	(437)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(12)	(5)	(7)

Net unrealized loss from securities, net of reclassification adjustments	(308)	(117)	(191)
Net unrealized gain from cash flow hedging instruments	5	2	3
Minimum pension liability adjustment	(2)	(1)	(1)

Other comprehensive loss	$(305)	$(116)	$(189)

2002
Unrealized gain from securities:
Net unrealized gain from securities available for sale arising during the year	$2,548	$966	$1,582
Reclassification of net gain from securities available for sale included in net income	(730)	(277)	(453)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(9)	(3)	(6)

Net unrealized gain from securities, net of reclassification adjustments	1,809	686	1,123
Net unrealized loss from cash flow hedging instruments	(1,133)	(430)	(703)
Minimum pension liability adjustment	(3)	(1)	(2)

Other comprehensive income	$673	$255	$418

        The following table presents accumulated other comprehensive income balances:

	Net Unrealized Gain (Loss) from Securities	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2000	$(79)	$-	$28	$(3)	$(54)
Net change	(184)	3	(7)	(1)	(189)

Balance, December 31, 2001	(263)	3	21	(4)	(243)

Net change	1,129	(703)	(6)	(2)	418

Balance, December 31, 2002	$866	$(700)	$15	$(6)	$175

Note 18: Regulatory Capital Requirements and Dividend Restrictions

        Washington Mutual, Inc. is not subject to regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various regulatory capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements.

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

        Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution is required to have a leverage ratio of at least 4.00%, a Tier 1 risk-based ratio of 4.00% and a total risk-based ratio of 8.00%. In addition, the Company's federal associations are required to have a tangible capital ratio of 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

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

        The actual regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the minimum capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2002
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total capital to risk-weighted assets	$16,127	11.37%	$11,352	8.00%		$14,190	10.00%
Adjusted tier 1 capital to risk-weighted assets	13,119	9.25	5,676	4.00		8,514	6.00
Tier 1 capital to adjusted total assets (leverage)	13,167	5.77	9,127	4.00	(1)	11,408	5.00
Tangible capital to tangible assets (tangible equity)	13,167	5.77	3,423	1.50		n/a	n/a
WMB
Total capital to risk-weighted assets	2,405	11.48	1,676	8.00		2,094	10.00
Adjusted tier 1 capital to risk-weighted assets	2,150	10.27	838	4.00		1,257	6.00
Tier 1 capital to average assets (leverage)	2,150	8.00	1,075	4.00	(1)	1,343	5.00
WMBfsb
Total capital to risk-weighted assets	88	17.32	41	8.00		51	10.00
Adjusted tier 1 capital to risk-weighted assets	82	16.07	20	4.00		30	6.00
Tier 1 capital to adjusted total assets (leverage)	82	8.87	37	4.00	(1)	46	5.00
Tangible capital to tangible assets (tangible equity)	82	8.87	14	1.50		n/a	n/a

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

	December 31, 2001
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total capital to risk-weighted assets	$12,873	10.93%	$9,418	8.00%		$11,773	10.00%
Adjusted tier 1 capital to risk-weighted assets	10,592	9.00	4,709	4.00		7,064	6.00
Tier 1 capital to adjusted total assets (leverage)	10,592	5.18	8,173	4.00	(1)	10,216	5.00
Tangible capital to tangible assets (tangible equity)	10,591	5.18	3,065	1.50		n/a	n/a
WMB
Total capital to risk-weighted assets	2,234	12.08	1,479	8.00		1,849	10.00
Adjusted tier 1 capital to risk-weighted assets	2,008	10.86	740	4.00		1,109	6.00
Tier 1 capital to average assets (leverage)	2,008	6.45	1,246	4.00	(1)	1,557	5.00
WMBfsb
Total capital to risk-weighted assets	88	12.78	55	8.00		69	10.00
Adjusted tier 1 capital to risk-weighted assets	79	11.53	28	4.00		41	6.00
Tier 1 capital to adjusted total assets (leverage)	79	7.30	43	4.00	(1)	54	5.00
Tangible capital to tangible assets (tangible equity)	79	7.30	16	1.50		n/a	n/a

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

        WMBFA, WMB and WMBfsb individually met all capital adequacy requirements as of December 31, 2002, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage capital ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well capitalized status of WMBFA, WMB and WMBfsb.

        Washington Mutual, Inc.'s principal sources of funds are cash dividends received from its banking and other subsidiaries, investment income and borrowings. Washington Mutual, Inc.'s ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to Washington Mutual, Inc. Federal and state law limits the ability of a depository institution, such as WMBFA, WMB or WMBfsb, to pay dividends or make other capital distributions.

        Washington state law prohibits WMB from declaring or paying a dividend greater than its retained earnings if doing so would cause its net worth to be reduced below (i) the amount required for the protection of preconversion depositors or (ii) the net worth requirements, if any, imposed by the Director of Financial Institutions of the State of Washington.

        OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. WMBFA and WMBfsb must file an application with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

        The Company's retained earnings at December 31, 2002 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

Note 19: Stock-Based Compensation Plans and Shareholder Rights Plan

  1994 Stock Option Plan

        On April 19, 1994, the Company's shareholders approved the adoption of the 1994 Stock Option Plan, which was subsequently amended and restated as of February 15, 2000 (the "1994 Plan"). Under the 1994 Plan, options to purchase common stock of Washington Mutual may be granted to officers, directors, consultants and advisors of the Company. The 1994 Plan is generally similar to a plan adopted in 1983 that was terminated according to its terms in 1993, however the 1994 Plan does not affect the terms of any options granted under the 1983 plan. Under the 1994 Plan, the exercise price of the option must at least equal the fair market value of Washington Mutual's common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27 million shares of common stock. During 2000, the Board of Directors amended, and the Company's shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45 million.

  WAMU Shares Stock Option Plans

        From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees. The grants have been made pursuant to a series of plans, collectively known as "WAMU Shares." In 1997, the Board of Directors approved a plan under which eligible employees were granted nonqualified options to purchase the Company's common stock. On December 15, 1998, the Board adopted a new plan to grant additional nonqualified stock options to eligible employees ("1999 WAMU Shares"). On February 13, 2001, the Board adopted a third plan and granted nonqualified options to eligible employees ("2001 WAMU Shares"). On September 17, 2002, the Board amended the 2001 WAMU Shares Plan to provide for an additional grant of nonqualified options to eligible employees effective September 3, 2002. The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares Plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002.

        Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual's common stock on designated dates, and all options vest one to three years after the award date and expire five to ten years from the award date.

        The following table presents the status of all plans at December 31, 2002, 2001 and 2000, and changes during the years then ended:

	1983 Stock Option Plan		1994 Stock Option Plan		WAMU Shares Stock Option Plan		Acquired Plans
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 1999	695,250	$5.92	14,608,847	$20.40	4,793,603	$24.08	5,424,347	$13.80
Granted	-	-	8,061,278	32.17	-	-	-	-
Exercised	(334,125)	4.16	(344,883)	17.63	(124,976)	26.55	(1,761,770)	15.83
Forfeited	-	-	(437,358)	20.03	(637,702)	23.50	(12,852)	8.97

Outstanding at December 31, 2000	361,125	7.55	21,887,884	24.79	4,030,925	24.09	3,649,725	15.08
Granted	-	-	11,969,887	31.15	4,744,200	34.00	6,563,589	16.31
Exercised	(57,375)	4.88	(1,541,749)	21.01	(2,113,701)	24.16	(7,360,874)	16.26
Forfeited	-	-	(814,985)	24.85	(863,815)	32.82	(121,419)	16.59

Outstanding at December 31, 2001	303,750	8.06	31,501,037	27.38	5,797,609	30.80	2,731,021	14.73
Granted	-	-	11,391,440	36.12	9,487,266	37.13	6,535,804	19.77
Exercised	(178,875)	6.78	(1,735,344)	20.97	(869,324)	25.47	(4,690,606)	18.79
Forfeited	-	-	(1,078,605)	30.51	(1,356,493)	33.18	(22,750)	23.31

Outstanding at December 31, 2002	124,875	9.89	40,078,528	30.06	13,059,058	35.54	4,553,469	17.62

Outstanding options exercisable as of:
December 31, 2000	361,125	7.55	9,186,750	21.42	1,869,950	26.61	3,649,725	15.08
December 31, 2001	303,750	8.06	13,026,071	23.28	1,829,059	23.87	2,731,021	14.73
December 31, 2002	124,875	9.89	19,202,089	25.77	711,192	21.92	4,549,725	17.61

        Financial data pertaining to outstanding stock options were as follows:

December 31, 2002
Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Years	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
1983 Stock Option Plan
$ 9.89	124,875	0.12	$9.89	124,875	$9.89
1994 Stock Option Plan
$ 8.97 – $19.50	5,742,536	5.99	16.47	5,622,236	16.46
20.96 – 29.94	5,062,853	5.61	25.02	5,046,105	25.02
30.36 – 33.96	17,639,720	8.56	31.85	8,290,941	32.25
34.00 – 42.08	11,633,419	9.75	36.26	242,807	36.00
WAMU Shares Stock Option Plan
$21.92 – $26.61	711,192	1.01	21.92	711,192	21.92
34.00	3,124,050	3.12	34.00	-	-
36.53	5,023,866	9.96	36.53	-	-
37.81	4,199,950	4.67	37.81	-	-
Acquired Plans
$ 2.96 – $14.80	1,788,603	3.63	8.95	1,788,603	9.95
15.13 – 23.72	1,425,415	5.20	19.38	1,425,415	19.38
24.05 – 33.90	1,339,451	7.56	25.99	1,335,707	25.98

Total	57,815,930		30.28	24,587,881	24.07

  Employee Stock Purchase Plan

        Under the terms of the Company's Employee Stock Purchase Plan ("ESPP"), an employee may purchase the Company's common stock at a 15% discount from the fair market value of the common stock at the beginning of a six month offering period or the end of the six month offering period, whichever price is lower, without paying brokerage fees or commissions on purchases. The Company pays for the program's administrative expenses. The plan is open to all employees who are at least 18 years old, have completed at least one month of service, and work at least 20 hours per week. Participation can be through either payroll deductions or lump sum payments with a maximum annual contribution of 10% of each employee's eligible cash compensation. Under the ESPP, dividends are automatically reinvested. The Company sold 613,480 shares, 362,500 shares and 467,745 shares to employees in 2002, 2001 and 2000. There is no compensation cost recorded with the ESPP since the Company measures its employee stock-based compensation arrangements using the intrinsic value method under the provisions of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  Equity Incentive Plan

        The Equity Incentive Plan (previously named the Restricted Stock Plan) permits grants of restricted stock, and awards denominated in units of stock ("performance shares"), with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The maximum aggregate number of restricted stock and performance shares that may be issued is 18,112,683, and the maximum aggregate number of shares that may be issued subject to awards that vest solely on continuous service is 9,000,000. In 2002, 2001 and 2000, 878,186, 536,169 and 1,026,735 restricted shares were granted with a weighted-average grant-date per share fair value of $34.20, $33.17 and $16.43. As of December 31, 2002, 2001 and 2000, there were 1,410,871, 1,559,871 and 1,950,895 restricted shares outstanding. Restricted stock and units of stock accrue dividends. All canceled or forfeited shares become available for future grants.

        Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $29 million at December 31, 2002, $22 million at December 31, 2001 and $23 million at December 31, 2000.

        Performance shares awarded generally vest at the end of a three-year period, and the actual shares delivered can range from zero to 250% of the shares awarded, depending on the degree to which the performance objectives are met. Under the plan, the target number of performance shares awarded was 535,610, 423,027, and 344,955 in 2002, 2001 and 2000. The value of performance shares awarded is determined annually based on the Company's operating performance, as defined in the plan, and compensation expense is recognized over the vesting period.

        The total compensation expense recognized for the Equity Incentive Plan was $41 million in 2002, $27 million in 2001 and $21 million in 2000.

  Bank United Plans

        In connection with the acquisition of Bank United, the Company assumed the Bank United Corp. 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2000 Stock Incentive Plan (collectively the "Bank United Plans"), under which incentive options and nonqualified options to purchase common stock, restricted common stock and other performance awards may be granted to officers, employees and consultants. Options under the Bank United Plans generally expire ten years from the date of grant, and vest over varying periods that were determined at grant. All options granted under the Bank United Plans included a limited stock appreciation right, which entitles the holder to surrender the vested and exercisable option for cash following the closing of an acquisition. With the Company's acquisition of Bank United, the Company assumed approximately 6.6 million options to purchase Bank United common stock, which were converted into options to purchase Washington Mutual common stock. During 2001, approximately 6.2 million of these options were exercised. As of December 31, 2002, options to purchase approximately 400,000 shares were remaining to be exercised.

  Dime Savings Plans

        In connection with the acquisition of Dime, the Company assumed the Dime Bancorp, Inc. 1991 Stock Incentive Plan, 1997 Stock Incentive Plan and 1997 Stock Incentive Plan for Outside Directors (collectively the "Dime Savings Plans"), under which incentive options and nonqualifed options to purchase common stock, restricted common stock, stock appreciation rights and deferred common stock may be granted to officers, employees and consultants. Options under the Dime Savings Plans generally expire ten or eleven years from the date of the grant and vest over varying periods that were determined at the grant date. Certain options had a stock appreciation rights feature that was exercisable only for a period of 60 days following the occurrence of certain specified changes in ownership or control of Dime or certain of its subsidiaries. These stock appreciation rights were converted to options to acquire Washington Mutual common stock or paid out in cash for their value.

        Dime also issued options to purchase shares of common stock under the company's Pride Share Program, a broad-based stock option plan adopted in 1997 and 1999. Under the program, all eligible full-time and part-time employees could receive options to purchase common stock which expire eleven years from the date of grant. The vesting of these stock options generally occurred at the earlier of five years after the date of grant or the date the common stock price reached a specified target price (as established on the grant date) and its closing price stayed at, or rose above, that target price for five consecutive trading days.

        With the Company's acquisition of Dime, it assumed approximately 6.5 million options to purchase Dime common stock, which were converted into options to purchase Washington Mutual common stock. As of December 31, 2002, approximately 4.3 million of the options assumed were exercised leaving 2.2 million options remaining to be exercised.

  Shareholder Rights Plan

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

Note 20: Employee Benefits Programs and Other Expense

  Pension Plan

        Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. As a result of the acquisition of Dime, the Company acquired Dime's noncontributory pension plan, which was merged into the Pension Plan on July 1, 2002. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to fund the Pension Plan on a current basis to the extent deductible under federal income tax regulations. The Pension Plan's assets consist mostly of mutual funds and equity securities.

        Changes in the projected benefit obligation were as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Benefit obligation, beginning of year	$798	$711
Actuarial loss	117	52
Interest cost	67	53
Service cost	47	29
Benefits paid	(72)	(47)
Business combination	163	-
Amendments	(16)	-

Benefit obligation, end of year	$1,104	$798

        Changes in Pension Plan assets were as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Fair value of assets, beginning of year	$754	$719
Actual return on assets	(73)	(5)
Benefits paid	(72)	(47)
Business combination	172	-
Employer contribution	281	87

Fair value of assets, end of year	$1,062	$754

        Reconciliations of funded status were as follows:

	Year Ended December 31,
	2002	2001
	(in millions)
Funded status	$(42)	$(44)
Unrecognized net loss	447	194
Unamortized prior service cost	(12)	(1)
Remaining unamortized, unrecognized net asset	(1)	(1)

Prepaid benefit cost	$392	$148

        Net periodic expense for the Pension Plan was as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Interest cost	$67	$53	$51
Service cost	47	29	26
Expected return on assets	(71)	(55)	(61)
Amortization of prior service credit	(5)	(4)	(4)
Recognized net actuarial loss	8	1	-

Net periodic expense	$46	$24	$12

        Weighted average assumptions used in accounting for the Pension Plan were as follows:

	Year Ended December 31,
	2002	2001	2000
Assumed discount rate	6.50%	7.25%	7.75%
Assumed rate of compensation increase	5.50	5.50	6.00
Expected return on assets	8.00	8.00	8.00

  Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies including Dime, has assumed responsibility for nonqualified, noncontributory unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers, and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans are generally based on years of service. Benefits under the outside directors' retirement plans generally are payable for a period equal to the participants' service on the Board of Directors, with a lifetime benefit payable to participants with 15 or more years of service.

        The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible retired employees and dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services.

        Changes in the projected benefit obligation were as follows:

	Year Ended December 31,
	2002		2001
	Nonqualified Defined Benefit Plans	Other Postretirement Benefits	Nonqualified Defined Benefit Plans	Other Postretirement Benefits
	(in millions)
Benefit obligation, beginning of year	$102	$29	$98	$29
Actuarial loss	7	6	5	-
Interest cost	9	5	8	2
Service cost	-	1	-	1
Benefits paid	(45)	(6)	(9)	(3)
Business combination	34	48	-	-
Curtailment loss	-	(5)	-	-
Special termination benefits	21	-	-	-

Benefit obligation, end of year	$128	$78	$102	$29

        For measurement of the net periodic cost of other postretirement benefit plans, a 14.00% annual increase in the medical care trend rate was assumed for 2002, thereafter decreasing 1.00% per year until a stable 5.00% medical inflation rate is reached in 2012. The assumed discount rate was 6.50% for 2002, 7.25% for 2001 and 7.75% for 2000.

  Account Balance Plans

        Savings Plans.    The Company sponsors a retirement savings and investment plan for all eligible employees that allows participants to make contributions by salary deduction equal to 50% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately.

The Company's matching contributions and any profit sharing contributions made to employees vest based on years of service. In connection with the acquisition of Dime, the Company assumed Dime's savings plan, which was available to substantially all employees, as well as Dime's limited matching contributions. Dime's saving plan was merged into the Company's retirement savings and investment plan on July 1, 2002.

        Company contributions to savings plans were $90 million, $65 million and $41 million in 2002, 2001 and 2000.

        Other Account Balance Plans.    The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

  Other Expense

        The following table shows expenses which exceeded 1% of total interest income and noninterest income and which are not otherwise shown separately in the Consolidated Financial Statements or Notes.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Loan expense	$211	$126	$50
Postage expense	192	136	98

Note 21: Derivative Financial Instruments

        On January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. That Statement required derivatives to be recorded at fair value with changes in fair value recognized through earnings.

        The initial application of Statement No. 133 did not have a significant impact on earnings and other comprehensive income and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):

Increase in fair value of derivatives classified as assets	$151
Increase in the book value of MSR	126
Increase in available-for-sale securities	14,651
Increase in other assets	1,788
Decrease in held-to-maturity securities	(16,565)

Total impact on assets	151
Increase in fair value of derivatives classified as liabilities	66
Increase in the book value of hedged borrowings	129

Total impact on liabilities	$195

        The adoption of Statement No. 133 resulted in the recognition of derivative-related assets, derivative-related liabilities, and an increase in the recorded value of hedged borrowings. A portion of the Company's held-to-maturity mortgage-backed securities portfolio was allocated to MSR, representing the retained interests from securitizations of loans that the Company had completed after January 1, 1996 and for which no MSR had been capitalized. Since January 1, 1996, MSR have been capitalized for all securitizations of loans that were either sold or retained in the available-for-sale securities portfolio.

        The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net interest income. These instruments include interest rate swaps, interest rate caps, floors and corridors, swaptions, forward contracts and mortgage put options. The contract or notional amount of a derivative, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the parties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

  Fair value hedges

        Interest rate swaps wherein the Company receives a fixed rate of interest (receive-fixed swaps) are designated as fair value hedges against fixed-rate borrowings. The fair value of these derivatives is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest expense on borrowings. For the years ended December 31, 2002 and 2001, the amount recognized in earnings due to the hedge ineffectiveness related to the fair value hedges of fixed-rate borrowings was immaterial.

        Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale by entering into forward sales agreements. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of certain forward sales agreements for which hedge accounting treatment was not achieved are reported in revaluation gain from derivatives. For the year ended December 31, 2002, the Company recognized a net loss of $184 million related to hedge ineffectiveness of fair value hedges of home loans held for sale in gain from mortgage loans within noninterest income. For the year ended December 31, 2001, the amount recognized in earnings due to the hedge ineffectiveness related to the fair value hedges of home loans held for sale was immaterial.

        The Company also originates fixed-rate multi-family loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the Company enters into interest rate swap agreements where the Company pays a fixed rate of interest (pay-fixed swaps). These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2002 and 2001, the amount recognized in earnings due to the hedge ineffectiveness related to the fair value hedges of multi-family loans held for sale was immaterial.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

  Cash flow hedges

        Interest rate swaps wherein the Company pays a fixed rate of interest (pay-fixed swaps) and stand alone interest rate caps are designated as cash flow hedges against adjustable-rate borrowings. The Company will also enter into cash flow hedges to hedge the forecasted sale of a portfolio of fixed-rate multi-family loans using interest rate swaps. The fair value of these derivatives is reported in other assets and other liabilities. For the hedges against adjustable-rate borrowings, amounts reported in accumulated other comprehensive income are subsequently reclassified to interest expense on borrowings during the same period in which the hedged item affects interest expense. For the hedges against loans held for sale, amounts recorded in accumulated other comprehensive income are subsequently reclassified into other noninterest income, during the same period in which the hedged item affects earnings. For the year ended

December 31, 2002, the Company recognized a net loss of $3 million in earnings related to hedge ineffectiveness of cash flow hedges. For the year ended December 31, 2001, the amount recognized in earnings due to the hedge ineffectiveness related to cash flow hedges was immaterial.

        During the third quarter of 2002, the Company removed its cash flow hedge designation on certain payor swaptions because it was probable that the underlying hedged items, which were interest payments on anticipated issuances of certain long-term adjustable-rate borrowings, were not going to occur by the end of the originally specified time periods or within the additional periods of time allowed by Statement No. 133. Thus in accordance with Statement No. 133, the pretax accumulated loss of $112 million related to these payor swaptions was reclassified from accumulated other comprehensive income to other noninterest income.

        As of December 31, 2002, accumulated other comprehensive income included $397 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities and the forecasted sales of fixed-rate multi-family loans, that are expected to be reclassified into earnings during the next twelve months. The maximum elapsed time before the occurrence of forecasted sales of multi-family loans that the Company is hedging is one year.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

  Risk management derivatives

        In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. During 2002 and 2001, the Company did not attempt to achieve hedge accounting treatment under Statement No. 133 for these derivatives. These derivatives include receive-fixed swaps, receive-fixed swaptions, interest rate floors, pay-fixed swaps, and forward purchase commitments. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain from derivatives.

        Occasionally, the Company utilizes derivative instruments for asset/liability interest rate risk management which do not qualify for hedge accounting treatment. These risk management derivatives include interest rate swaps, swaptions, interest rate caps and corridors. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in other noninterest income.

  Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral either received from or provided to a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements may include master netting agreements whereby the counterparties are entitled to settle their positions "net". At December 31, 2002 and 2001, the Company's total credit risk related to derivative financial instruments, excluding the effects of collateral and master netting agreements, was $3.78 billion and $1.07 billion.

Note 22: Fair Value of Financial Instruments

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

        Fair value estimates were determined for existing financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include premises and equipment, net tax assets, real estate held for investment, foreclosed assets and other intangible assets. In addition, the value of the servicing rights for loans sold in which the MSR has not been capitalized was excluded from the valuation. Finally, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

        Assets and liabilities whose carrying amounts approximate fair value include cash and cash equivalents, federal funds sold and securities purchased under resale agreements, available-for-sale securities, investment in FHLBs, checking accounts, savings accounts and money market deposit accounts, and federal funds purchased and commercial paper.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2002 and 2001:

        Federal funds sold and securities purchased under resale agreements – The carrying amount represented fair value. Federal funds sold and securities purchased under resale agreements are investments of high liquidity and have characteristics similar to cash.

        Available-for-sale securities – Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

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

        Deposits – The fair value of checking accounts, savings accounts and money market deposit accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using an option-adjusted cash flow methodology. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities.

        Other financial liabilities – These liabilities include federal funds purchased, commercial paper, repurchase agreements and other borrowings. These were valued using an option-adjusted cash flow methodology. The discount rate for the respective financial liabilities was derived from the rate currently offered on similar borrowings. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments. The fair value of interest rate options and swaps embedded in repurchase agreements was determined using dealer quotations, when available.

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

        The estimated fair value of the Company's financial instruments was as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Loans held for sale	$33,996	$34,058	$26,582	$26,583
Loans held in portfolio, net of allowance for loan and lease losses	145,875	148,571	128,847	130,791
MSR	5,341	5,380	6,241	6,266
Financial Liabilities:
Time deposits	33,768	34,667	36,962	37,202
Repurchase agreements	16,717	17,236	39,447	39,280
Advances from FHLBs	51,265	51,453	61,182	61,091
Trust preferred securities	1,794	2,010	1,699	1,694
Other borrowings	13,470	13,964	10,877	11,311
Redeemable preferred stock	-	-	102	73
Derivative Financial Instruments:
Interest rate swaps	1,574	1,574	215	215
Floors	249	249	-	-
Swaptions	415	415	119	119
Rate lock commitments	473	473	3	3
Forward commitments	(325)	(325)	274	274
Put options	7	7	19	19

Note 23: Financial Information – Washington Mutual, Inc.

        The following Washington Mutual, Inc. financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Interest Income
Notes receivable from subsidiaries	$21	$38	$34
Other interest income	10	1	1

Total interest income	31	39	35
Interest Expense
Notes payable to subsidiaries	131	93	49
Other borrowings	143	130	163

Total interest expense	274	223	212

Net interest expense	(243)	(184)	(177)
Provision for loan and lease losses	1	1	1

Net interest expense after provision for loan and lease losses	(244)	(185)	(178)
Noninterest Income
Other income	6	6	5

Total noninterest income	6	6	5
Noninterest Expense
Compensation and benefits	42	28	28
Other expense	77	74	34

Total noninterest expense	119	102	62

Net loss before income tax benefit, dividends from subsidiaries and equity in undistributed earnings of subsidiaries	(357)	(281)	(235)
Income tax benefit	147	111	105
Dividends from subsidiaries	2,996	1,642	784
Equity in undistributed earnings of subsidiaries	1,110	1,642	1,245

Net Income	$3,896	$3,114	$1,899

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2002	2001
	(in millions)
Assets
Cash and cash equivalents	$410	$1,391
Available-for-sale securities	59	11
Loans	2	4
Accounts and notes receivable from subsidiaries	283	765
Investment in subsidiaries	24,358	15,850
Other assets	692	553

Total assets	$25,804	$18,574

Liabilities
Notes payable to subsidiaries	$1,667	$1,333
Other borrowings	3,957	2,436
Other liabilities	46	640

Total liabilities	5,670	4,409
Redeemable preferred stock	-	102
Stockholders' Equity	20,134	14,063

Total liabilities, redeemable preferred stock, and stockholders' equity	$25,804	$18,574

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Cash Flows from Operating Activities
Net income	$3,896	$3,114	$1,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1	1	1
Loss on sale of assets	19	22	8
Equity in undistributed earnings of subsidiaries	(1,110)	(1,642)	(1,245)
Increase in other assets	(756)	(96)	(82)
(Decrease) increase in other liabilities	(231)	191	(134)

Net cash provided by operating activities	1,819	1,590	447
Cash Flows from Investing Activities
Purchases of securities	(69)	(30)	(8)
Proceeds from sales and maturities of available-for-sale securities	1	2	-
Origination of loans, net of principal payments	1	1	327
Decrease (increase) in notes receivable from subsidiaries	481	(401)	(232)
(Investment in) return on investment from subsidiaries	(2,957)	(645)	380

Net cash (used) provided by investing activities	(2,543)	(1,073)	467
Cash Flows from Financing Activities
Proceeds of notes payable to subsidiaries	265	765	1
Proceeds from other borrowings	1,589	138	596
Common stock issued	218	197	88
Common stock warrants issued	-	398	-
Repurchase of common stock	(1,303)	(231)	(869)
Cash dividends paid	(1,026)	(781)	(626)

Net cash (used) provided by financing activities	(257)	486	(810)

(Decrease) increase in cash and cash equivalents	(981)	1,003	104
Cash and cash equivalents, beginning of year	1,391	388	284

Cash and cash equivalents, end of year	$410	$1,391	$388

Note 24: Operating Segments

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

        The Company continues to enhance its operating segment reporting process methodologies. These methodologies assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the market benchmark (approximation) of the Company's cost of funds based on the interest rate sensitivity and maturity characteristics and determines how much each source of net interest margin contributes to the Company's total net interest income; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the expected losses for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under generally accepted accounting principles; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment, which accounts for the additional income the operating segment received via acquisition; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions. Changes to the operating segment structure and to certain of the foregoing performance measurement methodologies were made during the fourth quarter of 2002. Results for the prior periods have been revised to conform to these changes.

        The Banking and Financial Services Group offers a comprehensive line of financial products and services to a broad spectrum of consumers and small- to mid-sized businesses. In addition to traditional banking products, the Banking and Financial Services Group offers investment products, home mortgage loans and insurance products, which are made available through the Group's financial center stores. The Group's services are offered through multiple delivery channels, including financial center stores, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

        The principal activities of the Home Loans and Insurance Services Group include: originating and servicing the Company's home loans, buying and selling home loans in the secondary market and managing the home loan portfolio. Loans are originated and held in the loan portfolio or sold into the secondary market. The Group's mortgage and insurance products are made available to customers through multiple distribution channels, which include retail home loan centers, financial center stores, correspondent channels, wholesale home loan centers and consumer direct through call centers and the internet. The Home Loans Group also includes the activities of Washington Mutual Insurance Services, Inc., an insurance agency that supports the mortgage lending process, as well as the insurance needs of consumers doing business with the Company. Additionally, Washington Mutual Insurance Services, Inc. manages the Company's captive private mortgage reinsurance activities.

        The Specialty Finance Group provides multi-family lending, commercial real estate lending, commercial asset management (including mortgage servicing), mortgage banker financing and home builder finance. The Group also conducts a consumer finance business through Washington Mutual Finance.

        The Corporate Support/Treasury & Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and purchased investment securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's technology services, facilities, legal, accounting, human resources and community reinvestment functions. Also reported in this category are the net impact of transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments.

        Financial highlights by operating segment were as follows:

	Year Ended December 31, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,314		$4,455		$1,337		$(765)	$-		$8,341
Provision for loan and lease losses	160		219		271		2	(57	)(1)	595
Noninterest income (expense)	2,222		2,522		114		(68)	-		4,790
Noninterest expense	3,514		2,695		400		591	(818	)(2)	6,382
Income taxes (benefit)	713		1,525		293		(594)	321	(3)	2,258

Net income (loss)	$1,149		$2,538		$487		$(832)	$554		$3,896

Performance and other data:
Operating efficiency(4)	55.22	%(4)	34.73	%(4)	21.39	%(4)	n/a	n/a		48.60	%(5)
Average loans	$20,915		$123,954		$30,488		$648	$(472	)(6)	$175,533
Average assets	29,126		173,221		32,647		36,945	(472	)(6)	271,467
Average deposits	113,250		13,714		2,836		4,901	n/a		134,701

(1)
The difference between the expected loss-based provision for loan and lease losses for the operating segments and the Company's provision.
(2)
Corporate offset for goodwill cost of capital allocated to segments.
(3)
Tax effect of reconciling adjustments.
(4)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).
(5)
The efficiency ratio is defined as noninterest expense, excluding amortization of goodwill, divided by total revenue (net interest income and noninterest income).
(6)
Corporate offset for allowance for loan and lease losses allocated to segments.

	Year Ended December 31, 2001
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$2,321		$2,457		$1,073		$1,025	$-		$6,876
Provision for loan and lease losses	146		219		298		2	(90	)(1)	575
Noninterest income (expense)	1,793		1,469		74		(88)	-		3,248
Noninterest expense	2,512		1,433		294		636	(258	)(2)	4,617
Income taxes	551		880		208		51	128	(3)	1,818

Net income	$905		$1,394		$347		$248	$220		$3,114

Performance and other data:
Operating efficiency(4)	59.18	%(4)	33.01	%(4)	21.76	%(4)	n/a	n/a		44.23	%(5)
Average loans	$13,123		$107,110		$27,684		$829	$(432	)(6)	$148,314
Average assets	17,931		148,614		29,261		30,199	(432	)(6)	225,573
Average deposits	82,384		7,860		2,613		3,665	n/a		96,522

(1)
The difference between the expected loss-based provision for loan and lease losses for the operating segments and the Company's provision.
(2)
Corporate offset for goodwill cost of capital allocated to segments.
(3)
Tax effect of reconciling adjustments.
(4)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).
(5)
The efficiency ratio is defined as noninterest expense, excluding amortization of goodwill, divded by total revenue (net interest income and noninterest income).
(6)
Corporate offset for allowance for loan and lease losses allocated to segments.

	Year Ended December 31, 2000
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,061		$1,864		$822		$(436)	$-		$4,311
Provision for loan and lease losses	65		101		148		(1)	(128	)(1)	185
Noninterest income (expense)	1,403		548		42		(9)	-		1,984
Noninterest expense	2,010		679		215		361	(139	)(2)	3,126
Income taxes (benefit)	528		620		190		(350)	97	(3)	1,085

Net income (loss)	$861		$1,012		$311		$(455)	$170		$1,899

Performance and other data:
Operating efficiency(4)	58.21	%(4)	26.95	%(4)	23.67	%(4)	n/a	n/a		48.34	%(5)
Average loans	$9,315		$86,044		$22,383		-	n/a		$117,742
Average assets	12,441		124,704		22,839		$27,588	n/a		187,572
Average deposits	78,074		1,213		191		798	n/a		80,276

(1)
The difference between the expected loss-based provision for loan and lease losses for the operating segments and the Company's provision.
(2)
Corporate offset for goodwill cost of capital allocated to segments.
(3)
Tax effect of reconciling adjustments.
(4)
The efficiency ratio is defined as noninterest expense, excluding goodwill cost of capital, divided by total revenue (net interest income and noninterest income).
(5)
The efficiency ratio is defined as noninterest expense, excluding amortization of goodwill, divided by total revenue (net interest income and noninterest income).

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

        Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter(1)	Second Quarter(1)	First Quarter(1)
	(dollars in millions, except per share amounts)
Interest income	$3,366	$3,413	$3,585	$3,883
Interest expense	1,440	1,494	1,485	1,487

Net interest income	1,926	1,919	2,100	2,396
Provision for loan and lease losses	125	135	160	175
Noninterest income	1,394	1,380	1,208	807
Noninterest expense	1,658	1,616	1,586	1,521

Income before income taxes	1,537	1,548	1,562	1,507
Income taxes	568	567	572	551

Net income	$969	$981	$990	$956

Net income attributable to common stock	$969	$980	$988	$954

Net income per common share:
Basic	$1.05	$1.04	$1.04	$1.01
Diluted	1.03	1.02	1.01	0.99
Common stock price per share:
High	36.65	38.50	39.45	35.39
Low	28.41	30.98	33.00	31.60
Dividends declared per common share	0.28	0.27	0.26	0.25

(1)
Restated to reflect the adoption of Statement No. 147 as of October 1, 2002, thereby decreasing noninterest expense by $9 million for first quarter, second quarter, and third quarter of 2002.

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$3,525	$3,690	$3,936	$3,914
Interest expense	1,498	1,874	2,263	2,555

Net interest income	2,027	1,816	1,673	1,359
Provision for loan and lease losses	200	200	92	82
Noninterest income	830	863	805	750
Noninterest expense	1,331	1,154	1,119	1,013

Income before income taxes	1,326	1,325	1,267	1,014
Income taxes	484	493	469	373

Net income	$842	$832	$798	$641

Net income attributable to common stock	$840	$830	$796	$640

Net income per common share(1):
Basic	$0.98	$0.97	$0.93	$0.77
Diluted	0.97	0.94	0.91	0.76
Common stock price per share(1):
High	39.10	42.69	39.39	36.50
Low	28.56	35.03	32.78	29.38
Dividends declared per common share	0.24	0.23	0.22	0.21

(1)
All prior per share amounts have been restated to reflect the 3-for-2 stock split paid on May 15, 2001.

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188.)
3.2†	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP.
3.3	Restated Bylaws of the Company (filed herewith).
4.1	Rights Agreement dated December 20, 2000 between Registration and Mellon Investor Services, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188.)
4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company's Registration Statement on Form S-3. File No. 333-63976.)
4.4	2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC (Incorporated by reference to the Company's current report on Form 8-K, dated March 12, 2003. File No. 001-14667).
10.1	Intentionally omitted.
10.2*	Lease Agreement between Third and University Limited Partnership and Washington Mutual Savings Bank, dated September 1, 1988.
10.3	Intentionally omitted.
10.4	Three-Year Credit Agreement dated as of August 12, 2002 between Washington Mutual, Inc. and Washington Mutual Finance Corporation, as borrowers, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent (filed herewith).
Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.6-10.69)
10.6†	Washington Mutual 1994 Stock Option Plan As Amended and Restated as of February 15, 2000.
10.6.1†	First Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000.
10.6.2††	Second Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000.
10.7††	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as Amended and Restated as of January 16, 2001.
10.8*	Washington Mutual, Inc. 2002 Employee Stock Purchase Plan (filed herewith).
10.9	Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1998. File No. 0-25188.)
10.9.1†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.2†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.3†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.4†	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.

10.9.5††	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.9.6	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.9.7	Intentionally omitted.
10.9.8	Amendment to the Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.10*	Washington Mutual Employee Service Award Plan.
10.11**	Supplemental Employee's Retirement Plan for Salaried Employees of Washington Mutual.
10.12**	Washington Mutual Supplemental Executive Retirement Accumulation Plan.
10.13†	Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.1†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.2†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.3†	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.4††	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998.
10.13.5	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.13.6	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.13.7	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.13.8	Amendment to the Washington Mutual, Inc. Cash Balance Pension Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.14	Washington Mutual Deferred Compensation Plan for Directors and Certain Highly Compensated Employees as Amended and Restated Effective November 1, 2002 (filed herewith).
10.15†	Washington Mutual Bonus and Incentive Plan for Executive Officers and Senior Management as Amended and Restated Effective January 1, 1999.
10.16***	Employment Contract of Kerry K. Killinger.
10.17***	Employment Contract for Executive Officers.
10.18	Form of Employment Contract for Senior Vice Presidents. (Incorporated by reference to the Washington Mutual, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. File No. 0-25188.)
10.19	The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994). (Incorporated by reference to the Quarterly Report of Great Western Financial Corporation ("Great Western"), on Form 10-Q for the quarter ended September 30, 1994. File No. 001-04075.)
10.19.1	Amendment No. 1996-1 to the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.19.2	Form of Director Stock Option Agreement. (Incorporated by reference to Great Western's Registration Statement on Form S-8 Registration No. 33-21469 pertaining to Great Western's 1988 Stock Option and Incentive Plan.)

10.19.3	Form of Director Stock Option Agreement effective January 3, 1994. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 001-04075.)
10.20	Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1991. File No. 001-04075.)
10.20.1	Amendment to Great Western Financial Corporation Directors' Senior Officers' and basic Deferred Compensation Plans (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1994. File No. 001-04075.)
10.20.2	Amendment No. 2 to Directors' Deferred Compensation Plan 1992 Restatement. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. File No. 001-04075.)
10.20.3	Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.21	Great Western Financial Corporation Umbrella Trust for Directors. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989. File No. 001-04075.)
10.21.1	Amendment No. 1996-1 to Umbrella Trust for Directors, dated December 16, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.21.2	Omnibus Amendment 1995-1 to the Umbrella Trusts replacing the Finance Committee of the Board of Directors with the Compensation Committee of the Board of Directors as administrator of the plans. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. File No. 001-04075.)
10.22	Restated Retirement Plan for Directors. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)
10.23	Employee Home Loan Program. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)
10.23.1	Amendment No. 1996-1 to Employee Home Loan Program, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.24	Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, the Umbrella Trust for Directors as amended December 10, 1996, and the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.25	H.F. Ahmanson & Company 1984 Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1984. File No. 1-08930.)
10.25.1	Amendment to H.F. Ahmanson & Company 1984 Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)

10.26	H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.27	H.F. Ahmanson & Company 1998 Directors' Stock Incentive Plan, as amended. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.28	H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.29	1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.29.1	First Amendment to 1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.29.2	Second Amendment to 1989 Contingent Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.30	Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.30.1	First Amendment to Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.30.2	Second Amendment to Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.31	Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.31.1	First Amendment to Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.32	Supplemental Executive Retirement Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.32.1	First Amendment to Supplemental Executive Retirement Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.33	Senior Supplemental Executive Retirement Plan of H.F. Ahmanson and Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.34	Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.34.1	First Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)

10.34.2	Second Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.35	Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.36	H.F. Ahmanson & Company Supplemental Long Term Disability Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.37	Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.37.1	First Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.37.2	Second Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.38	Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.38.1	First Amendment to Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.39	Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.39.1	First Amendment to Outside Director Retirement Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.40	Amended Form of Indemnity Agreement between H.F. Ahmanson & Company and directors and executive officers. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.41	Board of Directors Retirement Plan of Coast. (Incorporated by reference to the Current Report of Coast Savings Financial Inc. ("Coast") on Form 8-K dated September 1, 1989. File No. 1-10264.)
10.42	Form of Post-Retirement Compensation Arrangement of Coast. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-10264.)
10.43	Amended and Restated Executive Supplemental Retirement Plan of Coast, dated February 28, 1996. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-10264.)
10.44	Long Beach Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to the Long Beach Financial Corporation's Registration Statement on Form S-1. File No. 333-22013.)
10.45	Bank United Corp. ("Bank United") 1996 Stock Incentive Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.46††	Bank United 1999 Stock Incentive Plan.

10.47††	Bank United 2000 Stock Incentive Plan.
10.48	Bank United Director Stock Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.48.1	Bank United Director Stock Plan, Amended and Restated as of March 16, 2000. (Incorporated by reference to Bank United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. File No. 0-21017.)
10.49	Dime Bancorp, Inc. ("Dime") Stock Incentive Plan, as amended by an amendment effective April 27, 1994 (the "Stock Incentive Plan") (Incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995. File No. 33-88552), as amended by an Amendment, effective September 19, 1997, to the Stock Incentive Plan. (Incorporated by reference to Dime's 1997 10-K.)
10.50	Dime 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock Incentive Plan") (Incorporated by reference to Dime's Registration Statement on Form S-8 filed on May 24, 1996. File No. 333-04477), as amended by (i) an Amendment, effective as of October 1, 1996, to the 1991 Stock Incentive Plan (Incorporated by reference to Dime's 1996 10-K), (ii) an Amendment, effective September 19, 1997, to the 1991 Stock Incentive Plan (Incorporated by reference to Dime's 1997 10-K), (iii) an Amendment, effective as of March 27, 1998, to the 1991 Stock Incentive Plan (Incorporated by reference to Dime's 1998 10-K), and (iv) an Amendment, effective June 25, 1998, to the 1991 Stock Incentive Plan. (Incorporated by reference to Dime's 1998 10-K.)
10.50.1	Amendment to Dime's 1991 Stock Incentive Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.51	Dime Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"), as amended effective April 27, 1994 (Incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995. File No. 33-88560), as amended by an Amendment, effective September 19, 1997, to the Outside Directors Plan. (Incorporated by reference to Dime's 1997 10-K.)
10.52	The Dime Savings Bank of New York, FSB ("DSB") Deferred Compensation Plan, as amended by the First Amendment through the Fourth Amendment thereof (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"). File No. 001-13094), as amended by an Amendment to DSB's Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to Amendment No. 11 to the Schedule 14d-9, Solicitation/Recommendation Statement, filed on May 19, 2000 (the "14d-9 Amendment No. 11"). File No. 005-48389.)
10.53	Deferred Compensation Plan for Board Members of DSB (the "DSB Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by an Amendment to the DSB Director Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.54	Benefit Restoration Plan of DSB (the "Benefit Restoration Plan"), amended and restated effective as of October 1, 1996 (Incorporated by reference to Dime's 1996 10-K), as amended by an Amendment to the Benefit Restoration Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.54.1	Amendment to the Benefit Restoration Plan, effective December 20, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)

10.55	Retainer Continuation Plan for Independent Directors of DSB (the "Retainer Continuation Plan") (Incorporated by reference to DSB's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on September 16, 1994 as Exhibit A to Dime's Report on Form 8-K dated that date. File No. 001-13094), as amended by (i) an Amendment, effective as of January 13, 1995, to the Retainer Continuation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. File No. 001-13094), (ii) an Amendment, effective as of December 31, 1996, to the Retainer Continuation Plan. (Incorporated by reference to Dime's 1996 10-K), (iii) an Amendment, effective March 1, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1996 10-K), (iv) an Amendment, effective July 24, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1997 10-K), and (v) an Amendment to the Retainer Continuation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.56	Key Executive Life Insurance/Death Benefit Plan of DSB, amended and restated effective as of April 1, 1999 (the "Key Life Plan"), as amended by and Amendment, effective as of April 1, 1999 (Incorporated by reference to Dime's 1999 10-K), as amended by an Amendment to the Key Life Plan, effective May 18, 2000. (Incorporated by reference the 14d-9 Amendment No. 11.)
10.57	Dime 1990 Stock Option Plan (formerly Anchor Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995. (Incorporated by reference to Exhibit 4.1 to Dime's Registration Statement on Form S-8, filed on January 18, 1995. File No. 33-88554.)
10.58	Dime 1992 Stock Option Plan (formerly Anchor Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan") (Incorporated by reference to Dime's Registration Statement on Form S-8, filed on January 18, 1995. File No. 33-88556), as amended by (i) an Amendment, effective June 1, 1996, to the 1992 Stock Option Plan (Incorporated by reference to Dime's 1996 10-K), (ii) an Amendment, effective September 19, 1997, to the 1992 Stock Option Plan (Incorporated by reference to Dime's 1997 10-K), and (iii) an Amendment, effective as of March 27, 1998, to the 1992 Stock Option Plan. (Incorporated by reference to Dime's 1998 10-K.)
10.59	Dime Supplemental Executive Retirement Plan (the "SERP"), amended and restated effective as of December 2, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective January 29, 1998, to the SERP (Incorporated by reference to Dime's 1997 10-K), (ii) an Amendment, effective June 24, 1999, to the SERP (Incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the SERP, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.59.1	Amendment to Dime's SERP, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.60	Dime Voluntary Deferred Compensation Plan (the "Voluntary Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Exhibit 10.36 to the 1997 10-K), as amended by an Amendment to the Voluntary Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to Exhibit (e)(12) to the 14d-9 Amendment No. 11.)
10.60.1	Amendment to the Dime Voluntary Deferred Compensation Plan, effective November 14, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)

10.61	Dime Voluntary Deferred Compensation Plan for Directors (the "Bancorp Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's 1998 10-K), (ii) an Amendment, effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.62	Dime Officer Incentive Plan (the "Officer Incentive Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective as of January 1, 1998, to the Officer Incentive Plan (Incorporated by reference to Dime's 1998 10-K), (ii) an Amendment, effective as of January 1, 2000, to the Officer Incentive Plan (Incorporated by reference to Dime's 1999 10-K); and (iii) an Amendment to the Officer Incentive Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.63	Dime Senior Officer Incentive Plan ("Senior Officer Incentive Plan"), effective April 30, 1998 (Incorporated by reference to Dime's 1998 10-K), as amended by an Amendment to the Senior Officer Incentive Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.63.1	Amendment to the Dime Senior Officer Incentive Plan, effective as of January 1, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.63.2	Amendment to the Dime Senior Officer Incentive Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.64	Anchor Savings Bank FSB Supplemental Executive Retirement Plan, assumed by Dime. (Incorporated by reference to the Anchor Bancorp Annual Report on Form 10-K for the fiscal year ended June 30, 1992. File No. 33-37720.)
10.65	Dime 1997 Stock Incentive Plan for Outside Directors, as amended and restated effective March 27, 1998 (the "1997 Outside Director Plan"). (Incorporated by reference to Dime's 1998 10-K.)
10.65.1	Amendment to the Dime 1997 Outside Director Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for year ended December 31, 2000. File No. 1-13094.)
10.66	Dime Incentive Stock Option Plan, effective as of October 15, 1997. (Incorporated by reference to Dime's Amendment No. 1 to the Registration Statement on Form S-4 on Form S-8, filed on October 15, 1997. File No. 333-35565.)
10.67	Washington Mutual, Inc. WAMU Shares program (filed herewith).
10.68	January 1999 WAMU Shares program (filed herewith).
10.69	February 2001 WAMU Shares program (filed herewith).
12.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of Deloitte & Touche LLP (filed herewith).
99.1	Certification of the Chief Executive Officer (filed herewith).

99.2	Certification of the Chief Financial Officer (filed herewith).

*	Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1994. File No. 0-25188.
**	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 0-25188.
***	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. File No. 0-25188.
†	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 1-14667.
††	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. File No. 1-14667.

Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H.F. Ahmanson & Company, a California corporation, File No. 1-7108.

QuickLinks

PART I
  Business
  Business Segments
  Available Information
  Employees
  Factors That May Affect Future Results
  Taxation
  Environmental Regulation
  Regulation and Supervision
  Principal Officers
  Properties
  Legal Proceedings
  Submission of Matters to a Vote of Security Holders
PART II
  Market for our Common Stock and Related Stockholder Matters
  Management's Discussion and Analysis of Financial Condition and Results of Operations
  Controls and Procedures
  Critical Accounting Policies
  Five-Year Summary of Selected Financial Data
  Significant Transactions
  Earnings Performance
  Review of Financial Condition
  Off-Balance Sheet Arrangements
  Asset Quality
  Operating Segments
  Liquidity
  Capital Adequacy
  Market Risk Management
  Maturity and Repricing Information
  Recently Issued Accounting Standards
  Tax Contingency
  Goodwill Litigation
  Financial Statements and Supplementary Data
  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
  Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
SUPPLEMENTARY DATA
INDEX OF EXHIBITS