Form 10-Q
period 2003-03-31
WASHINGTON MUTUAL INC
filed 2003-05-15
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 461-2000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the issuer's classes of common stock as of April 30, 2003:

Common Stock – 930,486,541(1)

(1) Includes 17,325,000 shares held in escrow pending resolution of the Company's asserted right to the return of such shares.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

Page
PART I Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income – Three Months Ended March 31, 2003 and 2002	1
Consolidated Statements of Financial Condition – March 31, 2003 and December 31, 2002	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Three Months Ended March 31, 2003 and 2002	3
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2003 and 2002	4
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Cautionary Statements	14
Controls and Procedures	14
Critical Accounting Policies	14
Summary Financial Data	17
Earnings Performance	18
Review of Financial Condition	27
Off-Balance Sheet Activities	31
Asset Quality	33
Operating Segments	37
Liquidity	40
Capital Adequacy	42
Market Risk Management	42
Maturity and Repricing Information	47
Recently Issued Accounting Standards	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	14

PART II Other Information	54
Item 4. Submission of Matters to a Vote of Security Holders	54
Item 6. Exhibits and Reports on Form 8-K	54

i

PART I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$589	$443
Loans held in portfolio	2,106	2,411
Available-for-sale securities	517	947
Other interest and dividend income	80	82

Total interest income	3,292	3,883
Interest Expense
Deposits	587	651
Borrowings	688	836

Total interest expense	1,275	1,487

Net interest income	2,017	2,396
Provision for loan and lease losses	125	175

Net interest income after provision for loan and lease losses	1,892	2,221
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	613	540
Amortization of mortgage servicing rights	(969)	(479)
Mortgage servicing rights recovery	37	45
Revaluation gain (loss) from derivatives	217	(15)
Net settlement income from certain interest-rate swaps	140	6
Gain from mortgage loans	587	251
Other home loan mortgage banking income, net	98	39

Total home loan mortgage banking income	723	387
Depositor and other retail banking fees	420	361
Securities fees and commissions	89	82
Insurance income	52	47
Portfolio loan related income	117	65
Loss from other available-for-sale securities	(5)	(298)
(Loss) gain on extinguishment of securities sold under agreements to repurchase	(87)	74
Other income	97	90

Total noninterest income	1,406	808
Noninterest Expense
Compensation and benefits	771	690
Occupancy and equipment	304	288
Telecommunications and outsourced information services	144	139
Depositor and other retail banking losses	52	50
Amortization of other intangible assets	16	17
Advertising and promotion	63	44
Professional fees	56	55
Other expense	303	238

Total noninterest expense	1,709	1,521

Income before income taxes	1,589	1,508
Income taxes	586	552

Net Income	$1,003	$956

Net Income Attributable to Common Stock	$1,003	$954

Net income per common share:
Basic	$1.09	$1.01
Diluted	1.07	0.99
Dividends declared per common share	0.29	0.25
Basic weighted average number of common shares outstanding (in thousands)	921,084	947,653
Diluted weighted average number of common shares outstanding (in thousands)	934,889	963,242

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2003	December 31, 2002
	(dollars in millions)
Assets
Cash and cash equivalents	$6,295	$7,208
Federal funds sold and securities purchased under resale agreements	1,606	2,015
Available-for-sale securities, total amortized cost of $40,816 and $42,592:
Mortgage-backed securities (including assets pledged of $7,802 and $6,570)	26,768	28,375
Investment securities (including assets pledged of $12,901 and $10,679)	15,635	15,597

	42,403	43,972
Loans held for sale	44,014	33,996
Loans held in portfolio	150,557	147,528
Allowance for loan and lease losses	(1,680)	(1,653)

Total loans held in portfolio, net of allowance for loan and lease losses	148,877	145,875
Investment in Federal Home Loan Banks	3,871	3,703
Mortgage servicing rights	5,210	5,341
Goodwill	6,253	6,270
Other assets	18,441	19,918

Total assets	$276,970	$268,298

Liabilities
Deposits:
Noninterest-bearing deposits	$40,478	$37,515
Interest-bearing deposits	119,394	118,001

Total deposits	159,872	155,516
Federal funds purchased and commercial paper	2,214	1,247
Securities sold under agreements to repurchase	20,502	16,717
Advances from Federal Home Loan Banks	52,221	51,265
Other borrowings	15,725	15,264
Other liabilities	5,749	8,155

Total liabilities	256,283	248,164
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 934,983,408 and 944,046,787 shares issued and outstanding	–	–
Capital surplus – common stock	5,657	5,961
Accumulated other comprehensive income	294	175
Retained earnings	14,736	13,998

Total stockholders' equity	20,687	20,134

Total liabilities and stockholders' equity	$276,970	$268,298

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,128	$14,063
Comprehensive income:
Net income	–	–	–	956	956
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(480)	–	(480)
Net unrealized gain on cash flow hedging instruments	–	–	70	–	70
Minimum pension liability adjustment	–	–	(2)	–	(2)

Total comprehensive income					544
Cash dividends declared on common stock	–	–	–	(243)	(243)
Cash dividends declared on redeemable preferred stock	–	–	–	(2)	(2)
Common stock issued for acquisitions	96.4	3,685	–	–	3,685
Common stock issued	4.1	86	–	–	86

BALANCE, March 31, 2002	973.6	$6,949	$(655)	$11,839	$18,133

BALANCE, December 31, 2002	944.0	$5,961	$175	$13,998	$20,134
Comprehensive income:
Net income	–	–	–	1,003	1,003
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	109	–	109
Net unrealized gain on cash flow hedging instruments	–	–	14	–	14
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					1,122
Cash dividends declared on common stock	–	–	–	(265)	(265)
Common stock repurchased and retired	(10.6)	(351)	–	–	(351)
Common stock issued	1.6	47	–	–	47

BALANCE, March 31, 2003	935.0	$5,657	$294	$14,736	$20,687

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in millions)
Cash Flows from Operating Activities
Net income	$1,003	$956
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan and lease losses	125	175
Gain from mortgage loans	(587)	(251)
Loss from securities	4	296
Revaluation (gain) loss from derivatives	(211)	15
Loss (gain) on extinguishment of securities sold under agreements to repurchase	87	(74)
Depreciation and amortization	1,076	670
Mortgage servicing rights recovery	(37)	(45)
Stock dividends from Federal Home Loan Banks	(40)	(58)
Origination and purchases of loans held for sale, net of principal payments	(83,011)	(44,790)
Proceeds from sales of loans held for sale	72,703	54,440
Decrease (increase) in other assets	1,700	(74)
Decrease in other liabilities	(2,488)	(528)

Net cash (used) provided by operating activities	(9,676)	10,732
Cash Flows from Investing Activities
Purchases of securities	(186)	(30,685)
Proceeds from sales and maturities of mortgage-backed securities	101	3,604
Proceeds from sales and maturities of other available-for-sale securities	15	15,884
Principal payments on securities	2,393	2,879
Purchases of investment in Federal Home Loan Banks	(279)	(4)
Redemption of investment in Federal Home Loan Banks	151	41
Proceeds from sales of mortgage servicing rights	141	–
Origination and purchases of loans held in portfolio	(24,046)	(20,573)
Principal payments on loans held in portfolio	20,376	18,906
Proceeds from sales of foreclosed assets	121	67
Net decrease in federal funds sold and securities purchased under resale agreements	409	169
Net cash used for acquisitions	–	(2,215)
Purchases of premises and equipment, net	(273)	(126)

Net cash used by investing activities	$(1,077)	$(12,053)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued from the previous page.)

	Three Months Ended March 31,
	2003	2002
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	4,356	6,657
Increase (decrease) in short-term borrowings	3,167	(5,267)
Proceeds from long-term borrowings	3,456	13,367
Repayments of long-term borrowings	(1,527)	(3,842)
Proceeds from advances from Federal Home Loan Banks	22,919	17,874
Repayments of advances from Federal Home Loan Banks	(21,958)	(25,125)
Cash dividends paid on preferred and common stock	(265)	(245)
Repurchase of common stock	(351)	–
Other	43	79

Net cash provided by financing activities	9,840	3,498

(Decrease) increase in cash and cash equivalents	(913)	2,177
Cash and cash equivalents, beginning of period	7,208	3,563

Cash and cash equivalents, end of period	$6,295	$5,740

Noncash Activities
Loans exchanged for mortgage-backed securities	$544	$944
Real estate acquired through foreclosure	122	102
Cash Paid During the Period for
Interest on deposits	540	524
Interest on borrowings	669	814
Income taxes	1,614	934

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Accounting Policies

    Basis of Presentation

        The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. (together with its subsidiaries "Washington Mutual" or the "Company"). Washington Mutual's accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2002 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications.

    Recently Adopted Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this Intepretation apply at inception to any variable interest entities formed after January 31, 2003, and become effective for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Company's Consolidated Financial Statements. The Company will adopt the provisions of FIN 46 for existing variable interest entities on July 1, 2003. As of March 31, 2003, the Company had variable interests in securitization trusts, which are discussed in the 2002 Annual Report on Form 10-K in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities." These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company reports its rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement of Financial Accounting Standards ("Statement") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has not identified any unconsolidated investments in variable interest entities that are not qualifying special-purpose entities and does not expect the additional provisions of FIN 46, which are effective July 1, 2003, to have a material impact on the Consolidated Financial Statements.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Stock-based awards granted prior to January 1, 2003, and not modified after January 1, 2003, will continue to be accounted for under APB Opinion No. 25.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$1,003	$954
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11	6
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30)	(18)

Pro forma net income attributable to common stock	$984	$942

Net income per common share:
Basic:
As reported	$1.09	$1.01
Pro forma	1.07	0.99
Diluted:
As reported	1.07	0.99
Pro forma	1.05	0.98

    Recently Issued Accounting Standards

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 primarily provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is in the process of evaluating the provisions of this Statement to determine its impact on the consolidated financial statements.

Note 2: Earnings Per Share

        Information used to calculate earnings per share ("EPS") was as follows:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions, except per share amounts)
Net income
Net income	$1,003	$956
Accumulated dividends on preferred stock	–	(2)

Net income attributable to common stock	$1,003	$954

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	921,084	947,653
Dilutive effect of potential common shares from:
Stock options	7,370	8,602
Premium Income Equity SecuritiesSM	–	1,360
Trust Preferred Income Equity Redeemable SecuritiesSM	6,435	5,627

Diluted weighted average number of common shares outstanding	934,889	963,242

Net income per common share
Basic	$1.09	$1.01
Diluted	1.07	0.99

        For the three months ended March 31, 2003 and 2002, options to purchase an additional 14,961,251 and 5,447,421 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.4944 per share, were, as of January 1, 2003, held in escrow for the benefit of the investors in Keystone Holdings, the Federal Deposit Insurance Corporation ("FDIC") as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow to the Keystone Holdings' investors and the FDIC are related to the outcome of certain litigation and not based on future earnings or market prices. The escrow would have by its terms automatically expired on December 20, 2002, absent the occurrence of certain circumstances that would extend it. The Company contends that these circumstances have not occurred, while the Keystone Holdings' investors and the FDIC contend that they have occurred.

        Pursuant to a tolling agreement, the parties have agreed to return to the Company 225,000 shares per month through May 31, 2003. During the first quarter of 2003, 450,000 of these shares were returned to the Company. An additional 450,000 shares have been returned in April and May 2003 and it is anticipated that an additional 225,000 shares will be returned in early June 2003. At March 31, 2003, the conditions for releasing the remaining shares to the Keystone Holdings' investors and the FDIC had not occurred, and thus the remaining shares were still in the escrow. Therefore, none of the shares in the escrow during the quarter were included in the above computations.

Note 3: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Balance, beginning of period	$604,504	$382,500
Home loans:
Additions through acquisitions	–	49,242
Other additions	79,516	59,362
Loan payments and other	(92,556)	(31,747)
Net change in commercial real estate loans serviced for others	453	18

Balance, end of period	$591,917	$459,375

        Changes in the balance of mortgage servicing rights ("MSR"), net of the valuation allowance, were as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Balance, beginning of period	$5,341	$6,241
Home loans:
Additions through acquisitions	–	926
Other additions	940	1,222
Amortization	(969)	(479)
Recovery	37	45
Sales of MSR	(141)	–
Net change in commercial real estate MSR	2	–

Balance, end of period(1)	$5,210	$7,955

(1)
At March 31, 2003 and 2002, the aggregate mortgage servicing rights fair value was $5.25 billion and $7.98 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Balance, beginning of period	$4,521	$1,714
Recovery	(37)	(45)
Other than temporary impairment	(536)	–
Sales of MSR	(84)	–

Balance, end of period	$3,864	$1,669

        At March 31, 2003, the expected weighted average life of the Company's MSR was 3.5 years. Projected amortization expense for the gross carrying value of MSR at March 31, 2003 is estimated to be as follows (in millions):

Remainder of 2003	$2,296
2004	1,810
2005	1,163
2006	830
2007	620
2008	476
After 2008	1,879

Gross carrying value of MSR	9,074
Less: valuation allowance	(3,864)

Net carrying value of MSR	$5,210

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as estimated MSR prepayment assumptions and discount rates, that were used to determine amortization expense for the first quarter of 2003. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience.

Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 4: Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting unit were as follows:

	Three Months Ended March 31, 2003
			Specialty Finance
	Banking and Financial Services	Home Loans and Insurance Services	WM Finance	Commercial Lending	Total
	(in millions)
Balance at January 1, 2003	$3,136	$2,037	$57	$1,040	$6,270
Adjustments related to the acquisition of Dime Bancorp, Inc.	(12)	(4)	–	(1)	(17)

Balance at March 31, 2003	$3,124	$2,033	$57	$1,039	$6,253

        No impairment loss was recorded for the three months ended March 31, 2003, since there were no impairment indicators during that period. Absent the earlier presence of any impairment indicators, the Company expects to perform an impairment test during the third quarter of each year.

        At March 31, 2003, the Company's core deposit intangible balance was $295 million, net of accumulated amortization of $338 million. The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of the core deposit intangible at March 31, 2003 is estimated to be as follows (in millions):

Remainder of 2003	$44
2004	56
2005	52
2006	52
2007	52
2008	39

Estimated future core deposit intangible amortization expense	$295

Note 5: Guarantees

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Intepretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are discussed below.

        In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of March 31, 2003 and December 31, 2002, loans sold with recourse totaled $3.94 billion and $4.26 billion. The Company's recourse reserve related to these loans totaled $7 million and $11 million at March 31, 2003 and December 31, 2002.

        The Company also sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the loan's origination process. The defects are categorized as documentation errors, underwriting errors and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of March 31, 2003 and December 31, 2002, the amount of loans sold without recourse totaled $587.98 billion and $600.25 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has reserved $100 million as of March 31, 2003 and $74 million as of December 31, 2002 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

Note 6: Operating Segments

        The Company has identified three major operating segments for the purpose of management reporting: Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer.

        The Company uses various methodologies to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the market benchmark (approximation) of the Company's cost of funds based on interest rate sensitivity and maturity characteristics and determines how much each interest margin source contributes to the Company's total net interest income; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under accounting principles generally accepted in the United States of America. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions.

        The Company continues to enhance its segment reporting process methodologies. Changes to the operating segment structure and to certain of the foregoing performance measurement methodologies, specifically funds transfer pricing, were made during the first quarter of 2003. Additionally, effective January 1, 2003, the primary management responsibilities for the Company's originated home loan mortgage-backed securities portfolio were transferred from the Home Loans and Insurance Services Group to the Company's corporate treasury operations. Accordingly, the earnings performance and financial condition of this portfolio are now included within the Corporate Support/Treasury and Other category. Results for the prior periods have been revised to conform to all of the aforementioned changes.

        The Banking and Financial Services Group offers a comprehensive line of financial products and services to a broad spectrum of consumers and small- to mid-sized businesses. The Group offers various deposit products including the Group's signature Free Checking accounts as well as other personal and business checking accounts, savings accounts, money market deposit accounts and time deposit accounts. It also offers consumer loans as well as small business and commercial loans to small- and mid-sized businesses. The Group's services are offered through multiple delivery channels, including financial center stores, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

        The principal activities of the Home Loans and Insurance Services Group include: originating and servicing the Company's home loans, buying and selling home loans in the secondary market and managing the home loan portfolio. Home loans are either originated or purchased, and are either held in portfolio or held for sale and subsequently sold into the secondary market. The Group offers home loans through multiple distribution channels, which include retail home loan centers, financial center stores, correspondent channels, wholesale home loan centers and directly to consumers through call centers and the internet. The Home Loans Group also includes the Company's community reinvestment functions and the activities of Washington Mutual Insurance Services, Inc., WaMu Capital Corp. and Washington Mutual Mortgage Securities Corp.

        The Specialty Finance Group provides financing to developers, investors, mortgage bankers and homebuilders for the acquisition, construction and development of apartment buildings ("multi-family" lending), other commercial real estate and homes. The Group also services commercial real estate mortgages as part of its commercial asset management business and conducts a consumer finance business through Washington Mutual Finance Corporation.

        The Corporate Support/Treasury and Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and investment securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's technology services, facilities, legal, accounting and human resources. Also reported in this category are the net impact of transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments.

        Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2003
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$866		$1,090		$340		$(279)	$–		$2,017
Provision for loan and lease losses	36		39		51		7	(8	)(1)	125
Noninterest income (expense)	583		877		8		(62)	–		1,406
Noninterest expense	918		772		105		123	(209	)(2)	1,709
Income taxes (benefit)	188		431		72		(185)	80	(3)	586

Net income (loss)	$307		$725		$120		$(286)	$137		$1,003

Performance and other data:
Operating efficiency	55.27	%(4)	35.68	%(4)	23.72	%(4)	n/a	n/a		49.91	%(5)
Average loans	$23,624		$136,797		$30,600		$77	$(389	)(6)	$190,709
Average assets	32,397		172,265		34,056		42,521	(389	)(6)	280,850
Average deposits	124,404		25,230		3,000		5,273	n/a		157,907
	Three Months Ended March 31, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$664		$846		$317		$569	$–		$2,396
Provision for loan and lease losses	34		46		67		8	20	(1)	175
Noninterest income (expense)	512		394		24		(122)	–		808
Noninterest expense	806		557		99		242	(183	)(2)	1,521
Income taxes	127		246		66		53	60	(3)	552

Net income	$209		$391		$109		$144	$103		$956

Performance and other data:
Operating efficiency	59.85	%(4)	40.00	%(4)	23.18	%(4)	n/a	n/a		47.48	%(5)
Average loans	$19,273		$125,259		$30,622		$100	$(482	)(6)	$174,772
Average assets	27,181		144,511		32,619		80,521	(482	)(6)	284,350
Average deposits	104,175		10,632		2,698		6,347	n/a		123,852

(1)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(2)
Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)
Represents the tax effect of reconciling adjustments.
(4)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)
Represents the corporate offset for allowance for loan and lease losses allocated to segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Statements

        Our Form 10-Q and other documents that we file with the Securities and Exchange Commission contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are:

  •
  General business and economic conditions may significantly affect our earnings;

  •
  If we are unable to effectively manage the volatility of our mortgage banking business, our earnings could be adversely affected;

  •
  A failure to effectively implement our business operations technology solutions could adversely affect our earnings and financial condition;

  •
  The financial services industry is highly competitive; and

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

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2003. However, given the sensitivity of our Consolidated Financial

Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our Consolidated Financial Statements. The table below represents information about the nature of and rationale for the Company's critical accounting estimates:

Critical Accounting Policy	Consolidated Statements of Financial Position Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Fair value of mortgage servicing rights	Mortgage servicing rights	Home loan mortgage banking income (expense): mortgage servicing rights recovery	Determining the fair value of our MSR requires us to formulate conclusions about anticipated changes in market conditions, including interest rates. Our loan servicing portfolio is subject to prepayment risk, which subjects our MSR to impairment risk.

			The fair value of our MSR is estimated using a discounted cash flow model. The discounted cash flow model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value conclusions.	Limitations to the measurement of MSR fair value and the key economic assumptions and the sensitivity of the current fair value for home loans' MSR to immediate changes in those assumptions are described in the subsequent section of Management's Discussion and Analysis – "Earnings Performance" on page 23.

Rate lock commitments	Other assets	Home loan mortgage banking income (expense): Gain from mortgage loans	The Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The fair value of the rate lock commitments includes the value of the anticipated retained servicing income, which is calculated using the same valuation methodologies used to value the Company's mortgage servicing rights, adjusted for an anticipated fallout factor for loan commitments not funded. This policy of recognizing the value of the rate lock commitments has the effect of recognizing the gain from mortgage loans before the loans are sold.	See further discussion in the subsequent section of Management's Discussion and Analysis – "Earnings Performance" on page 24.

Critical Accounting Policy	Consolidated Statements of Financial Position Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Allowance for loan and lease losses	Allowance for loan and lease losses	Provision for loan and lease losses	The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The Company performs regular, ongoing reviews of its portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios through monitoring delinquency, default, and loss rates, among other factors impacting portfolio risk. The Company's methodology for assessing the appropriate level of the allowance consists of several key components, which include the formula allocated allowance, the specific allocated allowances for identified loans and the unallocated allowance. The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.	The estimates and judgments are described in further detail in the subsequent section of Management's Discussion and Analysis – "Asset Quality" on page 36.

Net periodic pension expense	Other assets	Compensation and benefits	The net periodic pension expense is actuarially determined using assumed discount rates, assumed rates of compensation increase and expected return on assets. These assumptions are ultimately determined by management.

			The discount rate is determined using Moody's Aa spot rate as of year end. The compensation rate is determined by reviewing the Company's salary increases each year along with reviewing industry averages. The expected return on assets represents management's expectation of the average rate of earnings on the funds invested to provide for the benefits included in the projected benefit obligation.	The impact to compensation and benefits expense if certain assumptions are changed is discussed in the Company's 2002 Annual Report on Form 10-K in Management's Discussion and Analysis – "Liquidity" on page 53.

        Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards ("Statement") No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge deferral criteria. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the Company's 2002 Annual Report on Form 10-K in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Summary Financial Data

	Three Months Ended March 31,
	2003	2002
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,017	$2,396
Net interest margin	3.32%	3.74%
Noninterest income	$1,406	$808
Noninterest expense	1,709	1,521
Net income	1,003	956
Net income per common share:
Basic	$1.09	$1.01
Diluted	1.07	0.99
Basic weighted average number of common shares outstanding (in thousands)	921,084	947,653
Diluted weighted average number of common shares outstanding (in thousands)	934,889	963,242
Return on average assets	1.43%	1.34%
Return on average common equity	19.44	20.64
Efficiency ratio(1)	49.91	47.48
Asset Quality
Nonaccrual loans(2)	$2,166	$2,391
Foreclosed assets	334	267

Total nonperforming assets	2,500	2,658
Nonperforming assets/total assets	0.90%	0.97%
Restructured loans	$99	$130

Total nonperforming assets and restructured loans	2,599	2,788
Allowance for loan and lease losses	1,680	1,621
Allowance as a percentage of total loans held in portfolio	1.12%	1.12%
Provision for loan and lease losses	$125	$175
Net charge-offs	95	99
Capital Adequacy
Stockholders' equity/total assets	7.47%	6.59%
Tangible common equity(3)/total tangible assets(3)	5.29	4.69
Estimated total risk-based capital/risk-weighted assets(4)	11.73	11.69
Per Common Share Data
Book value per common share(5)	$22.55	$18.98
Market prices:
High	36.60	35.39
Low	32.98	31.60
Period end	35.27	33.13

(1)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)
Excludes nonaccrual loans held for sale.
(3)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(4)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that complies with Federal Reserve Board capital requirements.
(5)
Excludes shares held in escrow pending resolution of the Company's asserted right to the return of such shares; there were 17,550,000 shares in the escrow at March 31, 2003, and 18,000,000 shares at March 31, 2002.

Summary Financial Data (Continued)

	Three Months Ended March 31,
	2003	2002
	(in millions, except per share amounts)
Supplemental Data
Average balance sheet:
Average loans held for sale	$42,327	$27,241
Average loans held in portfolio	148,382	147,531
Average interest-earning assets	241,690	255,177
Average total assets	280,850	284,350
Average interest-bearing deposits	119,056	101,217
Average noninterest-bearing deposits	38,851	22,635
Average stockholders' equity	20,633	18,487
Period-end balance sheet:
Loans held for sale	44,014	24,751
Loans held in portfolio	150,557	144,930
Total interest-earning assets	242,451	243,608
Total assets	276,970	275,231
Total interest-bearing deposits	119,394	106,457
Total noninterest-bearing deposits	40,478	22,553
Total stockholders' equity	20,687	18,133
Dividends declared per common share	$0.29	$0.25

Earnings Performance

    Net Interest Income

        For the three months ended March 31, 2003, net interest income decreased $379 million, or 16% compared with the same period in 2002. Most of this decrease resulted from contraction of the margin, which declined by 42 basis points from 3.74% to 3.32% as yields on loans and debt securities continued to reprice downward from the higher interest levels in effect during the early part of 2002. The decline in the margin was partially offset by decreases in the rates paid on interest-bearing deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased from 3.67% to 2.10% on an average balance of $17.11 billion and $52.41 billion for the three months ended March 31, 2002 compared to the three months ended March 31, 2003.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $153 million for the three months ended March 31, 2003 and $37 million for the three months ended March 31, 2002.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$5,132	1.25%	$16	$1,139	1.63%	$5
Available-for-sale securities(1):
Mortgage-backed securities	26,209	5.30	347	25,248	5.39	340
Investment securities	14,989	4.55	170	49,267	4.96	607
Loans held for sale(2)	42,327	5.57	589	27,241	6.51	443
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	83,105	5.21	1,083	88,206	6.18	1,362
Purchased specialty mortgage finance	10,075	5.95	150	8,538	6.91	148

Total home loans	93,180	5.29	1,233	96,744	6.24	1,510
Home construction loans:
Builder(4)	1,056	5.03	13	1,568	6.04	24
Custom(5)	920	7.75	18	929	7.72	18
Home equity loans and lines of credit:
Banking subsidiaries	17,247	5.43	234	11,103	6.02	167
Washington Mutual Finance	1,958	11.94	58	2,097	11.94	62
Multi-family	18,476	5.66	262	17,541	6.34	278
Other real estate	7,747	6.34	122	8,424	7.03	148

Total loans secured by real estate	140,584	5.52	1,940	138,406	6.38	2,207
Consumer:
Banking subsidiaries	1,343	8.90	30	2,851	9.71	66
Washington Mutual Finance	1,720	19.30	83	1,729	18.50	80
Commercial business	4,735	4.47	53	4,545	5.14	58

Total loans held in portfolio	148,382	5.68	2,106	147,531	6.55	2,411
Other	4,651	5.56	64	4,751	6.69	77

Total interest-earning assets	241,690	5.45	3,292	255,177	6.10	3,883
Noninterest-earning assets:
Mortgage servicing rights	5,456			7,006
Goodwill	6,267			5,595
Other	27,437			16,572

Total assets	$280,850			$284,350

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $61 million and $57 million for the three months ended March 31, 2003 and 2002.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended March 31,
	2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$58,222	1.92%	$276	$23,873	2.76%	$163
Savings accounts and money market deposit accounts	27,968	1.07	74	35,311	1.61	140
Time deposit accounts	32,866	2.93	237	42,033	3.36	348

Total interest-bearing deposits	119,056	2.00	587	101,217	2.61	651
Federal funds purchased and commercial paper	2,385	1.42	9	5,565	1.96	27
Securities sold under agreements to repurchase	20,371	2.76	140	53,450	1.62	213
Advances from Federal Home Loan Banks	55,844	2.72	378	65,302	2.63	424
Other	15,487	4.16	161	14,156	4.94	172

Total interest-bearing liabilities	213,143	2.41	1,275	239,690	2.52	1,487

Noninterest-bearing sources:
Noninterest-bearing deposits	38,851			22,635
Other liabilities	8,223			3,538
Stockholders' equity	20,633			18,487

Total liabilities and stockholders' equity	$280,850			$284,350

Net interest spread and net interest income		3.04	$2,017		3.58	$2,396

Impact of noninterest-bearing sources		0.28			0.16
Net interest margin		3.32			3.74

    Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$613	$540	14%
Loan subservicing fees	5	15	(67)
Amortization of mortgage servicing rights	(969)	(479)	102
Mortgage servicing rights recovery	37	45	(18)
Other, net	(137)	(62)	121

Net home loan servicing (expense) income	(451)	59	–
Revaluation gain (loss) from derivatives	217	(15)	–
Net settlement income from certain interest-rate swaps	140	6	–
Gain from mortgage loans	587	251	134
GNMA pool buy-out income	154	13	–
Loan related income	75	71	6
Gain from sale of originated mortgage-backed securities	1	2	(50)

Total home loan mortgage banking income	723	387	87
Depositor and other retail banking fees	420	361	16
Securities fees and commissions	89	82	9
Insurance income	52	47	11
Portfolio loan related income	117	65	80
Loss from other available-for-sale securities	(5)	(298)	(98)
(Loss) gain on extinguishment of securities sold under agreements to repurchase	(87)	74	–
Other income	97	90	8

Total noninterest income	$1,406	$808	74

    Home Loan Mortgage Banking Income (Expense)

        The increase in home loan servicing fees for the three months ended March 31, 2003 was the result of the increase in our loans serviced for others portfolio, partially offset by a decline in the aggregate weighted average servicing fee. Our loans serviced for others portfolio increased from $459.37 billion at March 31, 2002 to $591.92 billion at March 31, 2003 as a result of our strong levels of salable home loan volume, in which we retain the servicing relationship, and the acquisition of HomeSide Lending, Inc. in the fourth quarter of 2002. The strong home loan volume was predominantly due to high refinancing volume, which was caused by continued low mortgage rates.

        Total loans serviced for others portfolio by type was as follows:

	March 31, 2003
	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)
Government	$82,552	54
Agency	383,232	33
Private	113,125	41
Specialty home loans	13,008	50

Total loans serviced for others portfolio(1)	$591,917	38

(1)
Weighted average coupon (annualized) was 6.66% at March 31, 2003.

        The decrease in the weighted average servicing fee from 47 basis points at March 31, 2002 to 38 basis points at March 31, 2003 was primarily due to MSR sales, which decreased the net MSR balance by $1.14 billion but had no impact on the unpaid principal balance of the loans serviced for others portfolio.

        High levels of prepayment activity during the three months ended March 31, 2003 that occurred due to the continuing low mortgage rate environment resulted in higher MSR amortization, as compared with the three months ended March 31, 2002.

        At the end of the first quarter of 2003, we recorded an other than temporary impairment of our MSR of $536 million, which reduced both the gross carrying value of the MSR and the MSR valuation allowance. The amount of the other than temporary impairment was determined by examining the range of changes in mortgage interest rates over the preceding year and then selecting an appropriate interest rate shock to estimate the amount of MSR fair value that might be expected to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although this writedown had no impact on our results of operations or financial condition, it did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization.

        In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. At March 31, 2003, we stratified the loans in our servicing portfolio as follows:

		March 31, 2003
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Adjustable	All loans	$1,690	$415	$1,275	$1,275
Conventional	7.49% and below	4,043	2,013	2,030	2,030
Conventional	7.50% to 8.99%	578	242	336	336
Conventional	9.00% and above	30	–	30	34
Government	7.49% and below	1,077	517	560	560
Government	7.50% to 8.99%	534	212	322	322
Government	9.00% and above	26	3	23	23
Private	7.49% and below	708	359	349	349
Private	7.50% to 8.99%	167	59	108	108
Private	9.00% and above	24	–	24	25

Primary Servicing		8,877	3,820	5,057	5,062
Master servicing	All loans	115	44	71	71
Specialty home loans	All loans	60	–	60	91
Multi-family	All loans	22	–	22	27

Total		$9,074	$3,864	$5,210	$5,251

        Interest rate bands are generally sorted into 150 basis point intervals. Since loans with coupon rates at or below 6.00% have reached significant levels, the Company will be adjusting the strata of the loan servicing portfolio during the second quarter of 2003 to 6.00% and below, 6.01% to 7.49%, and 7.50% and above. The Company does not anticipate that these changes, when implemented, will significantly affect the MSR valuation allowance.

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

        We estimate fair value of each MSR stratum using a discounted cash flow model. The discounted cash flow model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All of the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value conclusions. At March 31, 2003, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	March 31, 2003
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government Sponsored Enterprise	Privately Issued	All Types	Specialty Home Loans
	(dollars in millions)
Fair value of home loans MSR	$3,305	$482	$1,275	$91
Expected-weighted-average life (in years)	3.4	3.4	3.7	1.8
Constant prepayment rate(1)	33.56%	34.99%	24.69%	42.08%
Impact on fair value of 25% decrease	$1,006	$164	$274	$25
Impact on fair value of 50% decrease	2,496	409	676	63
Impact on fair value of 25% increase	(727)	(119)	(202)	(18)
Impact on fair value of 50% increase	(1,342)	(227)	(373)	(34)
Future cash flows discounted at	8.44%	9.88%	10.13%	19.54%
Impact on fair value of 10% decrease	n/a	n/a	n/a	$2
Impact on fair value of 25% decrease	$167	$28	$95	6
Impact on fair value of 50% decrease	356	59	207	n/a
Impact on fair value of 25% increase	(150)	(24)	(81)	(5)
Impact on fair value of 50% increase	(285)	(46)	(152)	(10)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies" in the Company's 2002 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

        The continuing high volume of refinancing activity allowed us to generate strong levels of salable home loan volume during the three months ended March 31, 2003. Additionally, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded, at fair value, in other assets on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted using an anticipated fallout factor for loan commitments that will never be funded. The fair value of rate lock commitments on the Consolidated Statements of Financial Condition at March 31, 2003 and 2002 for which the underlying loans had not been funded was $259 million and $17 million.

        This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. The Financial Accounting Standards Board ("FASB") staff or the Emerging Issues Task Force may issue additional guidance on this matter. Depending on what, if any, additional guidance is issued, the timing of the gain recognition inherent within our rate lock commitments could be delayed, possibly until the date that the anticipated loans are sold. Generally, loans held for sale are sold within 60 to 120 days after the initial recognition of the rate lock commitment.

        Rate lock commitment volume, adjusted for actual and anticipated fallout factors, totaled $93.66 billion for the three months ended March 31, 2003, compared with $40.61 billion for the same period in 2002.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are also recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. For such loans, a loss of $195 million was recognized during the three months ended March 31, 2003 due to decreases in the fair value of derivatives acquired to mitigate the risk of fair value changes to these loans. A gain will be recognized when the loans are subsequently sold if the fair value of those loans is higher than the recorded cost. As of March 31, 2003, the fair value of loans held for sale was $44.02 billion compared to a carrying amount of $44.01 billion, and as of December 31, 2002, the fair value was $34.06 billion with a carrying amount of $34.00 billion.

        The high levels of rate lock commitment volume and the sale of certain loans held for sale resulted in a gain from mortgage loans of $587 million during the three months ended March 31, 2003 compared with $251 million during the same period in 2002.

        The following table separately presents the MSR, loans held for sale and the asset/liability risk management activities included within noninterest income for the three months ended March 31, 2003.

	MSR Risk Management	Loans Held for Sale Risk Management	Asset/Liability Risk Management	Total
	(in millions)
Loss from other available-for-sale securities	$–	$–	$(5)	$(5)
Revaluation gain (loss) from derivatives	412	(195)	–	217
Loss on extinguishment of repurchase agreements	–	–	(87)	(87)
Net settlement income from certain interest-rate swaps	140	–	–	140

Total	$552	$(195)	$(92)	$265

        The total amount of income from MSR risk management instruments offset higher levels of MSR amortization that resulted from continued high loan prepayment activity.

        Revaluation gain from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133. The significant increase in the revaluation gain from derivatives during the three months ended March 31, 2003 was due to the Company's higher usage of derivative instruments for interest rate risk management purposes. Derivatives that were used for MSR risk management purposes produced a $412 million revaluation gain during the three months ended March 31, 2003, compared with a loss of $15 million in the same period in 2002. The total notional amount of these MSR risk management derivatives at March 31, 2003 was $43.86 billion with a combined fair value of $1.50 billion, compared with $12.95 billion and $117 million at March 31, 2002.

        During the three months ended March 31, 2003, two repurchase agreements that contained embedded pay-fixed swaps were restructured, resulting in a loss on extinguishment of repurchase agreements of $87 million. The restructured repurchase agreements contain new embedded pay-fixed swaps for the same notional amount of $500 million but with a lower pay rate, thereby improving the Company's interest rate risk position.

        Net settlement income from certain interest-rate swaps represents the income from interest rate swaps where the Company has not attempted to achieve hedge accounting treatment under Statement No. 133. These swaps predominantly consisted of receive-fixed interest rate swaps, which were used as MSR risk management derivatives. At March 31, 2003, the total notional amount of these receive-fixed interest-rate swaps was $14.77 billion, compared with $6.30 billion at March 31, 2002.

        Government National Mortgage Association ("GNMA") pool buy-out income was $154 million for the three months ended March 31, 2003 and $13 million for the same period in 2002. Beginning in September of 2002, the Company began to regularly exercise its buy-back rights under the terms of its contract with GNMA. The Company has the right to repurchase certain loans that are part of GNMA securitization pools before they have reached nonperforming status. In one part of the Company's program, loans that have been 30 days past due for three consecutive months (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, loans that have missed three consecutive payments are likewise purchased and resold. These loans are collectively referred to as Early Buy-Out Loans.

        Gain from the sale of these loans was $76 million for the three months ended March 31, 2003 and $3 million for the three months ended March 31, 2002. The Company does not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but continues to make such purchases from previously created pools. The Company does not expect this change to have a significant impact on its results of operations throughout 2003.

        Additionally, as part of its normal Federal Housing Administration and Department of Veterans Affairs lending program, the Company repurchases defaulted loans from GNMA and undertakes collection and, if necessary, foreclosure proceedings with respect to those loans. Upon completion of the foreclosure, the Company can also submit a claim to either the Federal Housing Administration or the Department of Veterans Affairs for payment on the insurance or guarantee, as the case may be, issued by that agency. The portion of the recovery which is attributed to interest income owed to the Company is also recorded in this category. That interest income, together with interest income on the Early Buy-Out Loans was $78 million for the three months ended March 31, 2003 and $10 million for the three months ended March 31, 2002.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three months ended March 31, 2003 was primarily due to higher levels of checking fees that resulted from an increased number of noninterest-

bearing checking accounts in comparison with the three months ended March 31, 2002 and an increase in debit card related income. The number of noninterest-bearing checking accounts at March 31, 2003 totaled 5,932,137, an increase of more than 648,000 from March 31, 2002.

        Securities fees and commissions increased during the three months ended March 31, 2003, primarily due to an increase in sales of fixed and variable annuities.

        Insurance income increased during the three months ended March 31, 2003 primarily due to the continued growth in our captive reinsurance programs.

        A majority of the growth in portfolio loan related income for the three months ended March 31, 2003 was due to increased late charges on the loan portfolio and continued high loan prepayment fees as a result of refinancing activity.

    Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Compensation and benefits	$771	$690	12%
Occupancy and equipment	304	288	6
Telecommunications and outsourced information services	144	139	4
Depositor and other retail banking losses	52	50	4
Amortization of other intangible assets	16	17	(6)
Advertising and promotion	63	44	43
Professional fees	56	55	2
Postage	54	46	17
Loan expense	60	44	36
Travel and training	34	33	3
Reinsurance expense	16	14	14
Other expense	139	101	38

Total noninterest expense	$1,709	$1,521	12

        The increase in employee base compensation and benefits expense for the three months ended March 31, 2003 over the same period a year ago was substantially due to the acquisition of HomeSide and the hiring of additional staff to support our expanding operations. Full-time equivalent employees were 53,918 at March 31, 2003 compared with 49,039 at March 31, 2002.

        Advertising and promotion expense increased for the three months ended March 31, 2003 primarily due to the continued marketing campaign in the New York Metropolitan area, in addition to increased media advertising and direct customer marketing.

        The increase in loan expense for the three months ended March 31, 2003 was substantially due to higher non-deferred loan closing costs and mortgage payoff expenses, resulting from an overall increase in loan volume and refinancing activity.

        The majority of the increase in other expense during the first quarter of 2003 was due to increases in foreclosed asset expenses, outside services, charitable contributions and legal settlements.

Review of Financial Condition

    Assets

        At March 31, 2003, our assets were $276.97 billion, an increase of 3% from $268.30 billion at December 31, 2002. The increase was predominantly due to an increase in loans held for sale and loans held in portfolio.

    Securities

        Securities consisted of the following:

	March 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$18,093	$635	$–	$18,728
Private issue	7,763	277	–	8,040

Total mortgage-backed securities	25,856	912	–	26,768
Investment securities:
U.S. Government and agency	14,532	653	(3)	15,182
Other debt securities	300	18	–	318
Equity securities	128	8	(1)	135

Total investment securities	14,960	679	(4)	15,635

Total available-for-sale securities	$40,816	$1,591	$(4)	$42,403

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$19,649	$583	$(5)	$20,227
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375
Investment securities:
U.S. Government and agency	14,560	581	(4)	15,137
Other debt securities	309	16	–	325
Equity securities	134	3	(2)	135

Total investment securities	15,003	600	(6)	15,597

Total available-for-sale securities	$42,592	$1,399	$(19)	$43,972

	Three Months Ended March 31,
	2003	2002
	(in millions)
Available-for-sale securities
Realized gross gains	$3	$126
Realized gross losses	(7)	(422)

Realized net loss	$(4)	$(296)

        Our mortgage-backed securities portfolio declined $1.61 billion to $26.77 billion at March 31, 2003 from $28.38 billion at December 31, 2002. This decrease resulted primarily from pay-downs that occurred from refinancing activity. The Company's available-for-sale securities portfolio includes mortgage-backed securities and investment securities used for MSR risk management purposes. At March 31, 2003, these MSR risk management securities had a total amortized cost of $7.95 billion and a fair value of $8.24 billion. At December 31, 2002, these MSR risk management securities had a total amortized cost of $7.85 billion and a fair value of $8.08 billion.

    Loans

        Loans held in portfolio consisted of the following:

	March 31, 2003	December 31, 2002
	(in millions)
Loans secured by real estate:
Home loans	$83,745	$82,842
Purchased specialty mortgage finance	10,604	10,128

Total home loans	94,349	92,970
Home construction loans:
Builder(1)	1,047	1,017
Custom(2)	926	932
Home equity loans and lines of credit:
Banking subsidiaries	18,089	16,168
Washington Mutual Finance	2,017	1,930
Multi-family	18,618	18,000
Other real estate	7,962	7,986

Total loans secured by real estate	143,008	139,003
Consumer:
Banking subsidiaries	1,280	1,663
Washington Mutual Finance	1,718	1,729
Commercial business	4,551	5,133

Total loans held in portfolio	$150,557	$147,528

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

December 31, 2002 to March 31, 2003
(in millions)
Rollforward of loans held for sale:
Balance, beginning of period	$33,996
Loans originated and purchased	82,574
Loans sold	(72,876)
Other	320

Balance, end of period	$44,014

Rollforward of loans held in portfolio:
Balance, beginning of period	$147,528
Loans originated and purchased	24,046
Loan payments	(20,376)
Other	(641)

Balance, end of period	$150,557

        Loan volume was as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Loans secured by real estate:
Home loans:
Adjustable rate	$23,431	$16,608
Fixed rate	69,510	39,231
Specialty mortgage finance	4,529	3,127

Total home loan volume	97,470	58,966
Home construction loans:
Builder(1)	477	366
Custom(2)	163	148
Home equity loans and lines of credit:
Banking subsidiaries	5,196	3,480
Washington Mutual Finance	287	242
Multi-family	1,797	864
Other real estate	281	344

Total loans secured by real estate	105,671	64,410
Consumer:
Banking subsidiaries	59	238
Washington Mutual Finance	424	402
Commercial business	466	637

Total loan volume	$106,620	$65,687

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Loan volume by channel was as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Originated	$61,288	$43,538
Purchased/Correspondent	45,332	22,149

Total loan volume by channel	$106,620	$65,687

        Refinancing activity(1) was as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Home loan refinancing	$72,448	$40,090
Home construction loans	12	13
Home equity loans and lines of credit and consumer	693	641
Multi-family and other real estate	707	322

Total refinancing	$73,860	$41,066

(1)
Includes loan refinancing entered into by both new and pre-existing loan customers.

        Loan volume increased during the three months ended March 31, 2003 due predominantly to higher refinancing activity.

    Other Assets

        Other assets consisted of the following:

	March 31, 2003	December 31, 2002
	(in millions)
Premises and equipment	$2,994	$2,862
Investment in bank-owned life insurance	2,579	2,544
Accrued interest receivable	1,419	1,439
Foreclosed assets	334	336
GNMA pool buy-outs	5,274	4,859
Other intangible assets	295	311
Derivatives	2,493	4,105
Other	3,053	3,462

Total other assets	$18,441	$19,918

        The decrease in the derivatives balance from December 31, 2002 to March 31, 2003 was predominantly due to decreases in the total fair value of MSR risk management derivatives resulting from the settlement of certain derivatives.

    Deposits

        Deposits consisted of the following:

	March 31, 2003	December 31, 2002
	(in millions)
Checking accounts:
Interest bearing	$60,105	$56,132
Noninterest bearing	38,263	35,730

	98,368	91,862
Savings accounts	10,918	10,313
Money market deposit accounts	18,992	19,573
Time deposit accounts	31,594	33,768

Total deposits	$159,872	$155,516

        Deposits increased to $159,872 million at March 31, 2003 from $155,516 million at December 31, 2002. Substantially all of the increase in interest-bearing checking accounts was due to the growth in Platinum Accounts, which increased from $50.20 billion at December 31, 2002 to $54.27 billion at March 31, 2003. During the three months ended March 31, 2003, the number of Platinum Accounts increased by 74,912 from 683,245 to 758,157. At March 31, 2003, total deposits included $27.04 billion in custodial/ escrow deposits related to loan servicing activities, compared with $25.90 billion at December 31, 2002. Time deposit accounts decreased by $2.17 billion from year-end 2002 primarily as a result of decreases in liquid certificates of deposit accounts and other certificates of deposits maturing in less than one year.

        Checking accounts, savings accounts and money market deposit accounts increased to 80% of total deposits at March 31, 2003, compared with 78% at year-end 2002. These products generally have the benefit of lower interest costs, compared with time deposit accounts. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At March 31, 2003 and at December 31, 2002, deposits funded 58% of total assets.

    Borrowings

        Our borrowings predominantly take the form of securities sold under agreements to repurchase and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

        Our wholesale borrowings increased by $5,708 million at March 31, 2003 compared with year-end 2002 primarily due to an increase in securities sold under agreements to repurchase. Other borrowings also increased by $461 million during the quarter predominantly as a result of our new revolving credit facilities entered into during the quarter. Refer to "Liquidity" for further discussion of funding sources at March 31, 2003, compared with year-end 2002.

Off-Balance Sheet Activities

    Asset Securitization

        We transform loans into securities, which are sold to investors – a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. Generally, in a securitization, we transfer financial assets to QSPEs, which are legally isolated from the Company. The QSPEs, in turn, issue interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE.

        Securitization is one of our sources of liquidity because it provides less expensive funding while reducing our credit exposure to borrowers. As part of non-agency securitizations, we use QSPEs to facilitate the transfer of mortgage loans into the secondary market. These entities are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be demonstrably distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and represent the Company's maximum risk exposure associated with these transactions. Retained interests in the form of mortgage-backed securities were $9.96 billion at March 31, 2003, of which $9.80 billion have either a AAA credit rating or are agency insured. Investors in the securities issued by the QSPEs have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs. Additional information concerning securitization transactions is included in Note 5 to the Consolidated Financial Statements – "Mortgage Banking Activities" of the Company's 2002 Annual Report on Form 10-K.

    Guarantees

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 – "Guarantees" to the Consolidated Financial Statements.

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	March 31, 2003	December 31, 2002
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Home loans	$954	$1,068
Purchased specialty mortgage finance	479	438

Total home loan nonaccrual loans	1,433	1,506
Home construction loans:
Builder(1)	38	42
Custom(2)	9	7
Home equity loans and lines of credit:
Banking subsidiaries	44	36
Washington Mutual Finance	41	37
Multi-family	49	50
Other real estate	402	413

Total nonaccrual loans secured by real estate	2,016	2,091
Consumer:
Banking subsidiaries	10	18
Washington Mutual Finance	67	69
Commercial business	73	79

Total nonaccrual loans held in portfolio	2,166	2,257
Foreclosed assets	334	336

Total nonperforming assets	$2,500	$2,593
As a percentage of total assets	0.90%	0.97%
Restructured loans	$99	$98

Total nonperforming assets and restructured loans	$2,599	$2,691

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Nonaccrual loans decreased to $2,166 million at March 31, 2003 from $2,257 million at December 31, 2002. During the first quarter, declines in home loans, other real estate, consumer and commercial business nonaccruals were partially offset by increases in purchased specialty mortgage finance and home equity loan and line of credit nonaccruals.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $72 million and $119 million at March 31, 2003 and December 31, 2002. Valuation changes on loans held for sale are reflected as gains or losses within gain from mortgage loans in noninterest income.

        Home loan nonaccruals (excluding purchased specialty mortgage finance) decreased by $114 million during the three months ended March 31, 2003. The decline in nonaccrual home loans was predominantly due to the sale of nonperforming home loans during the quarter.

        During the quarter, the Company sold a package of loans held in portfolio that totaled $131 million. Of this amount, $104 million were nonperforming loans and resulted in the Company incurring an additional $8 million in charge-offs. The Company will periodically evaluate nonperforming loans sales as part of its ongoing portfolio management strategy.

        Purchased specialty mortgage finance nonaccrual loans increased by $41 million to $479 million at March 31, 2003 from $438 million at December 31, 2002 primarily due to an increase in the balance of this loan portfolio.

        Nonaccrual home equity loans and lines of credit totaled $85 million at March 31, 2003, an increase of $12 million during the first quarter. However, the percentage of nonaccruals to total loans in this portfolio remained relatively unchanged at 0.42% versus 0.40% of the portfolio at December 31, 2002.

        At quarter end, other real estate loans on nonaccrual totaled $402 million, compared with $413 million at December 31, 2002. During the quarter, nonaccrual loans to finance franchise-oriented businesses decreased $8 million, accounting for the majority of the change.

        The multi-family portfolio continues to exhibit strong and stable performance with nonaccrual loans in this category representing 0.26% of total multi-family loans at March 31, 2003, down from 0.28% at December 31, 2002.

        At March 31, 2003, foreclosed assets were $334 million, compared with $336 million at December 31, 2002. The Company's foreclosed assets include home and commercial real estate as well as a small amount of personal property.

    90 or More Days Contractually Past Due

        The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $93 million at March 31, 2003 and $60 million at December 31, 2002.

    Provision and Allowance for Loan and Lease Losses

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Balance, beginning of period	$1,653	$1,404
Allowance acquired through business combinations	–	148
Allowance for transfer to loans held for sale	(3)	(7)
Provision for loan and lease losses	125	175

	1,775	1,720
Loans charged off:
Loans secured by real estate:
Home loans	(15)	(11)
Purchased specialty mortgage finance	(10)	(9)

Total home loan charge-offs	(25)	(20)
Home equity loans and lines of credit:
Banking subsidiaries	(4)	(1)
Washington Mutual Finance	(3)	(2)
Other real estate	(10)	(10)

Total loans secured by real estate	(42)	(33)
Consumer:
Banking subsidiaries	(17)	(20)
Washington Mutual Finance	(40)	(40)
Commercial business	(14)	(19)

Total loans charged off	(113)	(112)
Recoveries of loans previously charged off:
Loans secured by real estate:
Purchased specialty mortgage finance	1	–
Other real estate	4	1

Total loans secured by real estate	5	1
Consumer:
Banking subsidiaries	3	2
Washington Mutual Finance	6	5
Commercial business	4	5

Total recoveries of loans previously charged off	18	13

Net charge-offs	(95)	(99)

Balance, end of period	$1,680	$1,621

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.26%	0.27%
Allowance as a percentage of total loans held in portfolio	1.12	1.12

        From the fourth quarter of 2001 through the third quarter of 2002, the Company provided for amounts significantly in excess of charge-offs to account for economic uncertainty. As the economy stabilizes and nonperforming loan and charge-off levels continue to decrease, the Company is adjusting the provision to amounts approaching actual charge-offs. The Company believes its portfolio is adequately reserved, and accordingly, decreased its first quarter 2003 provision to $125 million compared with $175 million during the same period in 2002. As a percentage of average loans, net charge offs were 0.26% for the three months ended March 31, 2003 compared with 0.27% for the same period in 2002.

        Net charge-offs for the first quarter of 2003 totaled $95 million, a decrease of $4 million compared with March 31, 2002. While representing less than 2% of the Company's assets, Washington Mutual Finance represented 39% of total net charge-offs during the first quarter of 2003. This higher level of charge-offs in a consumer finance operation such as Washington Mutual Finance is expected due to the higher risk profile of the customer base as reflected in the interest rates charged for these loans.

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance, the specific allowance (which includes the allowance for loans deemed to be impaired by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that are allocated to the various loan portfolios.

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

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in our 2002 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

Operating Segments

        We manage our business along three major operating segments: Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Results for Corporate Support/Treasury and Other are also presented. Refer to Note 6 to the Consolidated Financial Statements – "Operating Segments" – for information regarding the key elements of our management reporting methodologies used to measure segment performance.

    Banking and Financial Services

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$866	$664	30%
Provision for loan and lease losses	36	34	6
Noninterest income	583	512	14
Noninterest expense	918	806	14
Income taxes	188	127	48

Net income	$307	$209	47

Performance and other data:
Operating efficiency(1)	55.27%	59.85%	(8)
Average loans	$23,624	$19,273	23
Average assets	32,397	27,181	19
Average deposits	124,404	104,175	19

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge to goodwill, divided by total revenue (net interest income and noninterest income).

        Net income was $307 million for the three months ended March 31, 2003, compared with $209 million for the same period a year ago. Net interest income increased to $866 million for the three months ended March 31, 2003 from $664 million for the same period a year ago. The increase in net interest income was predominantly due to a higher transfer pricing credit due to growth in average deposits, predominantly interest-bearing checking (Platinum) accounts, increased interest income driven by higher home equity loans and lines of credit balances and decreased interest expense on money market accounts and time deposits due to declining rates and balances, partially offset by an increase in interest expense on interest-bearing checking due to increased interest-bearing checking (Platinum) account balances.

        Noninterest income was $583 million for the three months ended March 31, 2003, compared with $512 million for the same period in 2002. Substantially all of the increase in noninterest income was due to an increase in depositor and other retail banking fees associated with higher levels of checking fees resulting from an increased number of noninterest-bearing checking accounts and an increase in home loan origination broker fees received from the Home Loans and Insurance Services Group, which totaled $51 million and $23 million for the three months ended March 31, 2003 and 2002.

        Noninterest expense increased to $918 million for the three months ended March 31, 2003, compared with $806 million for the same period in 2002. Substantially all of this increase was due to increased allocated technology expense, compensation and benefits expense and occupancy and equipment expense.

        Total average assets increased by approximately 19% for the first quarter of 2003 as compared to the same period for 2002. This increase was substantially due to the growth in home equity loans and lines of credit, partially offset by a decrease in consumer loans.

        Total average deposits increased by 19% for the first quarter of 2003 compared to the first quarter of 2002. This increase was predominantly driven by the growth in Platinum Accounts, with a significant portion offset by decreases in money market and time deposit accounts.

    Home Loans and Insurance Services

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$1,090	$846	29%
Provision for loan and lease losses	39	46	(15)
Noninterest income	877	394	123
Noninterest expense	772	557	39
Income taxes	431	246	75

Net income	$725	$391	85

Performance and other data:
Operating efficiency(1)	35.68%	40.00%	(11)
Average loans	$136,797	$125,259	9
Average assets	172,265	144,511	19
Average deposits	25,230	10,632	137

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge to goodwill, divided by total revenue (net interest income and noninterest income).

        Net income was $725 million for the three months ended March 31, 2003, compared with $391 million for the same period one year ago. Net interest income increased to $1,090 million for the three months ended March 31, 2003 from $846 million for the same period one year ago. The increase in net interest income was mostly due to an increase in interest income resulting from higher loans held for sale average balances and a decrease in funding costs due to lower interest rates. Largely offsetting these increases was a decrease in interest income on loans held in portfolio resulting from lower rates.

        Noninterest income increased to $877 million during the three months ended March 31, 2003, compared with $394 million for the same period one year ago. A majority of this increase was due to increases in gain from mortgage loans, revaluation gain from derivatives, GNMA pool buy-out income and net settlement income from certain interest-rate swaps. A significant portion of these increases was offset by an increase in the amortization of MSR.

        Noninterest expense increased to $772 million in the first quarter of 2003 from $557 million in the first quarter of 2002. A majority of this increase was due to increases in allocated technology expenses, foreclosed assets expense and compensation and benefits expense.

        Total average assets for the first quarter of 2003 increased by approximately 19% over the first quarter of 2002, predominantly due to increased loans held for sale balances and other assets.

        Total average deposits increased 137% during the first quarter of 2003 compared to the same period one year ago. This increase was predominantly due to higher custodial balances as a result of higher loan prepayments.

    Specialty Finance

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$340	$317	7%
Provision for loan and lease losses	51	67	(24)
Noninterest income	8	24	(67)
Noninterest expense	105	99	6
Income taxes	72	66	9

Net income	$120	$109	10

Performance and other data:
Operating efficiency(1)	23.72%	23.18%	2
Average loans	$30,600	$30,622	–
Average assets	34,056	32,619	4
Average deposits	3,000	2,698	11

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge to goodwill, divided by total revenue (net interest income and noninterest income).

        Net income was $120 million during the three months ended March 31, 2003, compared to $109 million for the same period one year ago. Net interest income was $340 million for the three months ended March 31, 2003, compared to $317 million for the same period one year ago. The increase in net interest income was predominantly due to lower funding costs and increased interest income on available-for-sale mortgage-backed securities resulting from higher levels of securitized and retained multi-family loans. These increases were primarily offset by lower yields on multi-family loans.

        Noninterest income decreased to $8 million for the three months ended March 31, 2003 from $24 million for the same period one year ago. This decrease is predominantly due to a write-down in the valuation of an equity investment and a revaluation loss from derivatives. The decrease in noninterest income was partially offset by an increase in gain from mortgage loans.

        Total average assets increased by approximately 4% during the first quarter of 2003, compared to the first quarter of 2002, partially driven by higher multi-family loan origination volumes.

    Corporate Support/Treasury and Other

	Three Months Ended March 31,
			Percentage Change
	2003	2002
	(dollars in millions)
Condensed income statement:
Net interest (expense) income	$(279)	$569	–%
Provision for loan and lease losses	7	8	(13)
Noninterest income	(62)	(122)	(49)
Noninterest expense	123	242	(49)
Income taxes (benefit)	(185)	53	–

Net (loss) income	$(286)	$144	–

Performance and other data:
Average loans	$77	$100	(23)
Average assets	42,521	80,521	(47)
Average deposits	5,273	6,347	(17)

        Corporate Support/Treasury and Other had a net loss of $286 million for the three months ended March 31, 2003 compared with net income of $144 million for the same period one year ago. Net interest expense was $279 million for the three months ended March 31, 2003 compared with net interest income of $569 million for the same period one year ago. The changes in net interest income were mostly due to the impact on our Treasury operations from the funds transfer pricing process due to higher average deposit balances. The purpose of the funds transfer pricing methodology is to isolate interest rate risk and concentrate it in our Treasury operations. It captures historical interest rate sensitivity of the balance sheet, risk management decisions within approved limits and temporary divergence of funds transfer pricing assumptions from the actual duration of assets and liabilities.

        Noninterest expense was $123 million for the three months ended March 31, 2003 compared with $242 million for the same period a year ago. This decrease was driven by an increased allocation of corporate expenses to the operating segments.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes liquidity guidelines for its principal operating subsidiaries as well as for the parent holding company, Washington Mutual, Inc. The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the three months ended March 31, 2003, those sources funded 72% of average total assets. Our continuing ability to retain our transaction-deposit customer base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. A decrease in rates offered on interest-bearing checking (Platinum) accounts, in particular, may result in lower levels of interest-bearing checking deposit balances. The Company would primarily use wholesale borrowings to offset any potential declines in deposit balances. We expect that FHLB advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2003, and we expect to have the requisite assets available to pledge as collateral to obtain these funds.

        In the three months ended March 31, 2003, the Company's proceeds from the sales of loans held for sale were approximately $72.70 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases of approximately $83.01 billion of loans held for sale during the same period. As this cyclical pattern of sales and originations/purchases repeats itself during the course of a period, the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources.

        To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In April 2001, Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") established a $15 billion Global Bank Note Program for senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. Through March 31, 2003, our banking subsidiaries had issued $3.85 billion of senior notes and $1.75 billion of subordinated notes under the Program. At March 31, 2003, WMB had $4.75 billion available for issuance as senior debt. WMBFA had $4.65 billion available for issuance as senior debt, of which $650 million was available for issuances with maturities that exceed 270 days.

        At March 31, 2003, the Company had unused secured borrowing lines with the Federal Reserve Bank discount window totaling $811 million.

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, commercial paper programs and lines of credit.

        Washington Mutual, Inc.'s primary funding source during the first three months of 2003 was from dividends paid by our banking subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during 2003, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2002 Annual Report on Form 10-K, "Business – Regulation and Supervision" and Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        In February 2003, Washington Mutual, Inc. filed a shelf registration statement with the Securities and Exchange Commission to register $2 billion of debt securities, preferred stock and depository shares in the United States and in international capital markets and in a variety of currencies and structures. The shelf registration statement was declared effective on April 15, 2003.

        In August 2002, Washington Mutual, Inc. and Washington Mutual Finance entered into a new three-year revolving credit facility totaling $800 million. This credit facility replaced the two revolving credit facilities totaling $1.20 billion that were in effect until August 9, 2002 and provides back-up for the commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. The facility was arranged by J.P. Morgan Chase Bank and includes a syndicated group of banks. At March 31, 2003, Washington Mutual, Inc. had commercial paper of $135 million outstanding and Washington Mutual Finance had $403 million outstanding.

        Effective July 31, 2002, Washington Mutual Finance entered into an agreement with Westdeutsche Landesbank Girozentrale ("West LB") to participate in a $300 million asset-backed commercial paper conduit program. This program has a 364-day term with an option to extend for up to two 364-day periods and provides its own back-up liquidity arrangements, which are not related to the $800 million credit facility referred to above. At March 31, 2003, Washington Mutual Finance had borrowed $300 million and was not entitled to borrow more under this facility. In April 2003, Washington Mutual Finance entered into agreements to amend the existing asset-backed commercial paper conduit program with West LB, to include BancOne as an additional lender and increased the amount of funding available under the agreement to a total of $600 million.

        Long Beach Mortgage had credit facilities with Morgan Stanley in the aggregate amount of $1.0 billion at December 31, 2002, of which $500 million expired in February 2003. On January 10, 2003, Long Beach Mortgage entered into a new $1 billion revolving credit facility with Deutsche Bank, of which $500 million expired on April 10, 2003. On February 28, 2003, Long Beach entered into a new $500 million revolving credit facility with Greenwich Capital Financial. These two new credit facilities fund loans held for sale originated by Long Beach Mortgage. At March 31, 2003, Long Beach Mortgage had borrowed $1.47 billion under these credit facilities.

Capital Adequacy

        Reflecting the increases in loans held for sale and loans held in portfolio during the three months ended March 31, 2003, the ratio of stockholders' equity to total assets decreased to 7.47% at March 31, 2003 from 7.50% at December 31, 2002.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	March 31, 2003
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.75%	8.64%	8.72%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.13	13.19	15.20	6.00
Total risk-based capital to total risk-weighted assets	11.18	14.42	16.45	10.00

        Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at March 31, 2003.

        Our broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2003, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

        During the three months ended March 31, 2003, the Company repurchased 10.2 million shares of our common stock as part of our share repurchase program. At March 31, 2003, our remaining purchase authority was approximately 53.2 million shares. From April 1, 2003 through April 30, 2003, the Company repurchased an additional 5.7 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        We are exposed to different types of interest rate risks, including lag, repricing, basis, prepayment and lifetime cap risk. These risks are described in further detail within the "Market Risk Management" section of Management's Discussion and Analysis in our 2002 Annual Report on Form 10-K. We manage interest rate risk within an overall asset/liability management framework. The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee of the Board of Directors.

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

        The slope of the yield curve and the relationships between Treasury, mortgage, swap and other market based rates affect our net income and market value sensitivity. Changes in short-term rates generally have a more immediate effect on our borrowing and deposit rates than on our asset yields. Our deposits and borrowings typically reprice faster than our mortgage loans and securities. The slower repricing of assets results mainly from the lag effect inherent in loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") and to the 11th District FHLB monthly weighted average cost of funds index ("COFI"). For example, after short-term rates fall, the net interest margin rises and then tends to peak a few months after short-term rates stabilize and then trends downward until asset yields reprice to current market levels.

        Prepayments, loan production, loan mix and gain from mortgage loans are normally all affected by changes in long-term rates. When long-term rates decline, prepayments tend to accelerate and refinancing activity increases, leading to higher overall loan production. In a low rate environment, the proportion of new loans that are fixed-rate increases. Due to our practice of selling the majority of our fixed-rate volume through secondary market channels, this low rate environment leads to a higher gain from mortgage loans. Although balance sheet shrinkage may occur during periods of declining or low long-term rates, net interest income may increase in the short-term due to the expansion of the net interest margin.

        Conversely, when long-term rates increase, prepayments slow and overall loan production is reduced. At the same time, the percentage of new loans that are adjustable-rate loans increases, and we generally retain these loans within our portfolio. Accordingly, balance sheet growth may occur in a rising long-term rate environment, although net interest income may decrease in the short-term due to the contraction of the net interest margin.

        Changes in long-term rates also impact the fair value and the amortization rate of MSR. The fair value of MSR decreases and the amortization rate increases in a declining long-term interest rate environment due to the higher prepayment activity, resulting in the potential for impairment and a reduction in net loan servicing income. During periods of rising long-term interest rates, the amortization rate of MSR decreases and the fair value of MSR increases, resulting in the potential recovery of the MSR valuation allowance and an increase in net loan servicing income. The timing and amount of any potential MSR recovery is dependent on the timing and magnitude of future interest rate increases and the unpaid principal balances in the relevant interest rate strata at the time of the increase.

        Some of the components of our interest rate risk are counter cyclical. For example, in a declining interest rate environment our net interest income, gain on sale of mortgage instruments, gain from GNMA pool buy-out income, mark-to-market adjustments of MSR risk management derivatives and gain on sale of other MSR risk management instruments tend to increase. This may be offset by increased amortization and impairment of MSR and reductions in loan servicing fees and increased operating expenses associated with the origination and purchase of mortgage loans. Conversely, in a rising interest rate environment our net interest income, gain on sale of mortgage instruments, gain from GNMA pool buy-out income, mark-to-market adjustments of MSR risk management derivatives and gain on sale of other MSR risk management instruments tend to decrease. This may be offset by decreased amortization of MSR, recovery of MSR valuation allowances, increases in loan servicing fees and decreased operating expenses associated with the origination and purchase of mortgage loans. We may adjust the amount or mix of MSR risk management instruments based on the counter cyclical nature of some components of our activities.

    Management of Interest Rate Risk

        We manage our balance sheet to mitigate the impact of changes in market interest rates on net income and changes in the fair value of MSR. Key components of our balance sheet strategy include the origination and retention of short-term and adjustable-rate assets, the origination and sale of most fixed-rate and certain hybrid adjustable-rate mortgage loans, the management of MSR and the management of our deposit and borrowing portfolios. We may also modify our interest rate risk profile with interest rate contracts, including embedded derivatives, and forward commitments.

        The interest rate contracts that are classified as asset/liability risk management instruments are intended to assist in the management of our net interest income. These contracts are often used to modify the repricing period of our interest-bearing funding with the intention of reducing the volatility of changes in net interest income. The types of contracts used for this purpose consist of interest rate swaps, swaptions and interest rate caps and corridors. The aggregate notional amount of these contracts totaled $45.28 billion at March 31, 2003.

        The pay-fixed swaps, payor (pay fixed) swaptions and interest rate caps and corridors are intended to assist in reducing the sensitivity of the net interest margin to changes in interest rates. Some of these contracts are embedded in borrowings. The stand alone and embedded payor swaptions are exercisable upon maturity, which ranges from April 2003 to February 2004. None of the interest rate caps had strike rates that were in the money at March 31, 2003.

        The receive-fixed swaps classified as asset/liability management instruments are intended to reduce the interest expense on long-term, fixed-rate borrowings during stable or falling interest rate environments. Although these borrowings provide a source for long-term funds, the average life of these long-term borrowings typically exceeds the expected life of our assets, and the interest rates on these borrowings may be significantly higher than the interest rates on shorter-term borrowings. In addition, a portion of this long-term debt consists of subordinated debt, which the Company issued because it qualifies as a component of Tier 2 risk-based capital subject to regulatory prescribed limits. We purchased receive-fixed interest rate swaps with short-term repricing characteristics to improve the funding rate on these borrowings while maintaining the benefits noted above.

        As part of our overall approach to interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. Our intent is to offset the changes in fair value and higher amortization levels of MSR with changes in the fair value of risk management instruments. The risk management instruments include investment securities, interest rate contracts and forward purchase commitments. The goal is to offset decreases (increases) in the fair value of MSR with increases (decreases) in the fair value of the investment securities, interest rate contracts and forward commitments.

        The investment securities generally consist of fixed-rate debt securities, such as U.S. Government and agency bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate floors, interest rate swaps and swaptions. From time to time, we may choose to embed interest rate floor contracts into our borrowing instruments, such as repurchase agreements. The forward purchase commitments generally consist of agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities.

        As derivatives, the interest rate swaps, payor swaptions, stand alone interest rate floors and forward commitments receive mark-to-market accounting treatment. Changes in the fair value of these instruments are recorded as components of noninterest income.

        We adjust the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The intent is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with broad maturity ranges. We may elect to increase or decrease our concentration of specific instruments during certain times based on market conditions. We believe this approach will result in the most efficient strategy. However, our net income could be adversely affected if we are unable to execute or manage this strategy effectively.

        The mix of instruments is predicated, in part, on the requirement of lower of cost or market accounting treatment for MSR; i.e. each MSR strata is recorded at its fair market value unless the fair market value exceeds the amortized cost. This could result in increases in the fair value of MSR that are not marked-to-market through earnings. Therefore, management may elect to decrease the emphasis on risk management instruments accorded mark-to-market accounting treatment in periods in which the fair market value of MSR significantly exceeds its amortized cost.

        We also manage the size and risk profile of the MSR asset. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase additional servicing rights. We also may structure loan sales to reduce the size of the MSR asset.

        We also manage the risks associated with our mortgage warehouse and pipeline. The mortgage warehouse consists of fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The pipeline consists of commitments to originate or purchase fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 60 to 120 days.

        To manage the warehouse and pipeline risks, we execute forward sales agreements and option contracts. A forward sales agreement protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales agreement is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also consider the fallout factor, which represents the percentage of loans that are not expected to close, when determining the appropriate amount of forward sales.

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

    March 31, 2003 and December 31, 2002 Sensitivity Comparison

        To analyze net income sensitivity, we project net income over a twelve month horizon based on parallel shifts in the yield curve. Management employs other analyses and interest rate scenarios to evaluate interest rate risk. For example, we project net income and net interest income under a variety of interest rate scenarios, including immediate parallel shifts in the yield curve, non-parallel shifts in the yield curve and more extreme non-parallel rising and falling interest rate environments. These additional scenarios also address the risk exposure over longer periods of time. They also capture the net income and net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates.

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising or falling in even quarterly increments over the twelve month period ending March 31, 2004 and

December 31, 2003. The analysis assumes increases in interest rates of 200 basis points and decreases of 100 basis points.

	Gradual Change in Rates
	-100 basis points	+200 basis points
Net income change for the one-year period beginning:
April 1, 2003	8.21%	3.97%
January 1, 2003	11.18	3.90
Net interest income change for the one-year period beginning:
April 1, 2003	5.08	(5.10)
January 1, 2003	3.32	(5.71)

        Net income and net interest income sensitivity did not materially change in the +200 basis point scenario since year-end 2002. The enhanced net interest income in the -100 basis point scenario was due to projected increases in loan production and corresponding loans held for sale balances compared to the prior analysis. The decrease in net income sensitivity in the -100 basis point environment was mainly due to the reduction in the estimated gains on MSR risk management instruments compared to the prior analysis. The projected profile may not be sustainable and may not be present for non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

        The change in fair value of the MSR is projected to exceed the change in fair value of the MSR risk management instruments in the +200 basis point scenario while the change in fair market value of the MSR risk management instruments is projected to approximate the change in the fair value of the MSR in the -100 basis point scenario. The net effect is a favorable impact on net income in the +200 basis point scenario and a neutral effect in the -100 basis point scenario.

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

        Currently, we project the fair value of the MSR to appreciate more in the rising interest rate scenario than the deterioration in the fair value in a comparable falling interest rate scenario. This is an inverse relationship from what we would typically expect, primarily due to the substantial refinancing activity caused by decreases in mortgage rates over the last two years. Due to the current interest rate environment and the weighted average coupon rate of our loans serviced for others portfolio, the assumptions for the valuation of our MSR use a fairly high prepayment rate. Although we project an increase in the prepayment rate if interest rates fall further, the change will not be as great as would be expected in a more typical environment. Conversely, we project that prepayment rates will decrease significantly more if interest rates rise than would otherwise be expected in a more typical environment. We do not anticipate that this valuation profile will continue over long periods of time.

        Net interest income is projected to decline in the +200 basis point interest environment due to decreases in the net interest margin. The decrease in the margin is somewhat offset by increased balance sheet growth. The projected decline in the net interest margin results from liability rates repricing faster than asset yields. The projected balance sheet growth results from a slowdown in prepayments and a shift to a higher proportion of adjustable-rate loans. Net income is projected to increase despite the decline in net interest income mainly due to the favorable impact of the MSR and related risk management instruments as discussed above.

        Net interest income is projected to increase in the -100 basis point interest environment mainly due to a higher net interest margin. The projected nominal increase in the net interest margin results from liability rates repricing faster than asset yields. Net income is projected to increase by more than the increase in net interest income mainly due to a higher gain from mortgage loans resulting from increased production of fixed-rate loans.

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

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense also involve estimates. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income. The fair value of MSR generally increases as interest rates rise and decreases as interest rates fall. The analysis assumes the change in the fair value of MSR and the related risk management instruments is recorded into income and assumes the composition of the MSR risk management instruments remains fairly constant. This assumption may not be realized. The analysis also assumes that mortgage and interest rate swap spreads remain constant in all interest rate environments. Changes in these spreads could result in significant changes in the projected net income sensitivity. For example, given our current mix of MSR risk management instruments, the projected net income would increase if market rates on interest rate swaps decreased by more than the decrease in mortgage rates while the projected net income could decline if the rates on swaps increased by more than mortgage rates. The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with depositor and loan volumes, although loan servicing fees and the amortization of MSR are also dependent on prepayment expectations.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps, payor swaptions, floors and embedded derivatives at March 31, 2003 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	March 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,108)
Contractual maturity		$25,894	$4,557	$8,834	$3,130	$4,708	$3,700	$965
Weighted average pay rate		4.10%	3.14%	4.04%	4.13%	4.39%	5.02%	4.27%
Weighted average receive rate		1.34%	1.35%	1.33%	1.34%	1.34%	1.35%	1.24%
Receive-fixed swaps:	580
Contractual maturity		$5,896	$825	$200	$530	$1,000	–	$3,341
Weighted average pay rate		1.25%	1.08%	1.55%	0.74%	1.34%	–	1.33%
Weighted average receive rate		5.81%	5.40%	6.75%	5.37%	6.81%	–	5.62%
Interest rate caps/corridors:	–
Contractual maturity		$458	$204	$191	$63	–	–	–
Weighted average strike rate		7.73%	7.90%	8.14%	5.94%	–	–	–
Payor swaptions(1):	–
Contractual maturity (option)		$3,250	$3,250	–	–	–	–	–
Weighted average strike rate		6.18%	6.18%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	$750	$1,500
Weighted average pay rate		–	–	–	–	6.05%	6.26%	6.23%
Embedded pay-fixed swaps:	(169)
Contractual maturity		$2,750	–	–	–	–	$2,750	–
Weighted average pay rate		4.33%	–	–	–	–	4.33%	–
Weighted average receive rate		1.33%	–	–	–	–	1.33%	–
Embedded caps:	–
Contractual maturity		$628	$128	$500	–	–	–	–
Weighted average strike rate		7.65%	7.25%	7.75%	–	–	–	–
Embedded payor swaptions(1):	1
Contractual maturity (option)		$6,400	$5,900	$500	–	–	–	–
Weighted average strike rate		6.14%	6.13%	6.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$3,750	–	$2,650
Weighted average pay rate		–	–	–	–	6.00%	–	6.34%

Total asset/liability risk management	(696)	$45,276
Other Mortgage Banking Risk Management
Forward purchase commitments:	39
Contractual maturity		$12,305	$12,305	–	–	–	–	–
Weighted average price		102.14	102.14
Forward sales commitments:	(435)
Contractual maturity		$62,113	$62,113	–	–	–	–	–
Weighted average price		101.86	101.86
Mortgage put options:	30
Contractual maturity		$9,275	$9,275	–	–	–	–	–
Weighted average strike price		100.36	100.36

Total other mortgage banking risk management	$(366)	$83,693

(1)
Interest rate swaptions are only exercisable upon maturity.

        (This table is continued on the next page.)

(Continued from the previous page.)

	March 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(9)
Contractual maturity		$2,245	–	–	–	–	–	$2,245
Weighted average pay rate		4.05%	–	–	–	–	–	4.05%
Weighted average receive rate		1.28%	–	–	–	–	–	1.28%
Receive-fixed swaps:	1,008
Contractual maturity		$14,765	–	$561	$250	$200	$500	$13,254
Weighted average pay rate		1.31%	–	1.37%	1.26%	1.29%	1.35%	1.31%
Weighted average receive rate		4.69%	–	4.35%	4.54%	5.20%	4.37%	4.72%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	–	–	$100
Weighted average pay rate		6.03%	–	–	–	–	–	6.03%
Weighted average receive rate		5.42%	–	–	–	–	–	5.42%
Floors(2):	229
Contractual maturity		$5,500	–	–	–	–	$900	$4,600
Weighted average strike rate		3.46%	–	–	–	–	4.92%	3.18%
Payor swaptions:	133
Contractual maturity (option)		$3,600	–	$1,200	$2,400	–	–	–
Weighted average strike rate		5.37%	–	5.10%	5.50%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$3,600
Weighted average pay rate		–	–	–	–	–	–	5.37%

Total interest rate contracts	1,361	$26,210
Forward purchase commitments:	136
Contractual maturity		$17,650	$17,650	–	–	–	–	–
Weighted average price		99.60	99.60

Total MSR risk management	$1,497	$43,860

Total interest rate risk management contracts	$435	$172,829

(2)
At March 31, 2003, none of these floors were effective. These contracts will become effective during May and July 2003 and January 2004.

	March 31, 2003
	Fair Value	Amortized Cost	Net Unrealized Gain/Loss
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$731	$686	$45
Investment securities(1):
U.S. Government and agency	7,508	7,262	246

Total MSR risk management	$8,239	$7,948	$291

(1)
Mortgage-backed securities and investment securities mature after 2007.

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,143)
Contractual maturity		$29,742	$8,416	$8,834	$3,210	$4,709	$3,700	$873
Weighted average pay rate		3.92%	2.92%	4.03%	4.09%	4.39%	5.02%	4.68%
Weighted average receive rate		1.56%	1.56%	1.53%	1.57%	1.58%	1.66%	1.37%
Receive-fixed swaps:	591
Contractual maturity		$5,905	$825	$200	$530	$1,000	–	$3,350
Weighted average pay rate		1.39%	1.21%	1.65%	0.90%	1.40%	–	1.49%
Weighted average receive rate		5.81%	5.40%	6.75%	5.37%	6.81%	–	5.62%
Interest rate caps/corridors:	–
Contractual maturity		$526	$271	$191	$64	–	–	–
Weighted average strike rate		7.61%	7.62%	8.14%	5.94%	–	–	–
Payor swaptions(1):	–
Contractual maturity (option)		$5,000	$5,000	–	–	–	–	–
Weighted average strike rate		6.12%	6.12%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	$750	$3,250
Weighted average pay rate		–	–	–	–	6.05%	6.26%	6.11%
Embedded pay-fixed swaps:	(207)
Contractual maturity		$2,750	–	–	–	–	$2,750	–
Weighted average pay rate		4.73%	–	–	–	–	4.73%	–
Weighted average receive rate		1.74%	–	–	–	–	1.74%	–
Embedded caps:	–
Contractual maturity		$641	$141	$500	–	–	–	–
Weighted average strike rate		7.64%	7.25%	7.75%	–	–	–	–
Embedded payor swaptions(1) :	4
Contractual maturity (option)		$6,400	$5,900	$500	–	–	–	–
Weighted average strike rate		6.14%	6.13%	6.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$3,750	–	$2,650
Weighted average pay rate		–	–	–	–	5.99%	–	6.34%

Total asset/liability risk management	(755)	$50,964
Other Mortgage Banking Risk Management
Forward purchase commitments:	101
Contractual maturity		$10,193	$10,193	–	–	–	–	–
Weighted average price		102.38	102.38
Forward sales commitments:	(662)
Contractual maturity		$41,238	$41,238	–	–	–	–	–
Weighted average price		102.34	102.34
Mortgage put options:	7
Contractual maturity		$7,150	$7,150	–	–	–	–	–
Weighted average strike price		99.28	99.28

Total other mortgage banking risk management	$(554)	$58,581

(1)
Interest rate swaptions are only exercisable upon maturity.

        (This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(50)
Contractual maturity		$2,903	–	–	–	–	$1,950	$953
Weighted average pay rate		3.77%	–	–	–	–	3.41%	4.52%
Weighted average receive rate		1.41%	–	–	–	–	1.40%	1.42%
Receive-fixed swaps:	2,176
Contractual maturity		$17,915	–	$561	$500	$700	$1,250	$14,904
Weighted average pay rate		1.57%	–	1.80%	1.41%	1.42%	1.50%	1.58%
Weighted average receive rate		5.65%	–	4.35%	4.54%	5.31%	4.33%	5.86%
Floors(2):	249
Contractual maturity		$3,900	–	–	–	–	$3,900	–
Weighted average strike rate		6.09%	–	–	–	–	6.09%	–
Receiver swaptions:	415
Contractual maturity (option)		$4,000	$300	$800	$2,900	–	–	–
Weighted average strike rate		6.21%	5.42%	5.73%	6.43%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$4,000
Weighted average pay rate		–	–	–	–	–	–	6.21%

Total interest rate contracts	2,790	$28,718
Forward purchase commitments:	236
Contractual maturity		$13,250	$13,250	–	–	–	–	–
Weighted average price		100.35	100.35

Total MSR risk management	$3,026	$41,968

Total interest rate risk management contracts	$1,717	$151,513

(2)
At December 31, 2002, none of these floors were effective. These contracts will become effective during May and July 2003.

	December 31, 2002
	Fair Value	Amortized Cost	Net Unrealized Gain/Loss
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$603	$583	$20
Investment securities(1):
U.S. Government and agency	7,480	7,268	212

Total MSR risk management	$8,083	$7,851	$232

(1)
Mortgage-backed securities and investment securities mature after 2007.

    Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. Substantially all of the counterparty credit risk associated with derivative financial instruments is with counterparties rated A or better by Standard & Poor's at March 31, 2003. The Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral either received from or provided to a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At March 31, 2003 and December 31, 2002, the Company's total credit risk related to derivative financial instruments, excluding the effects of collateral and master netting agreements, was $2.21 billion and $3.78 billion.

    Gap Report

        A historical view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we consider expected prepayment speeds and amortization of principal rather than contractual maturities. The analysis excludes reinvestment of cash. Prepayment assumptions are based on internal projections based on an analysis of market prepayment estimates and past experience with our current loan and mortgage-backed securities portfolios. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates. Certain transaction deposits that reprice based on a market index or which typically have frequent repricing intervals are allocated to the repricing or maturity buckets based on the expected repricing period. Non-rate sensitive items such as the allowance for loan and lease losses, mark-to-market adjustments, premiums and discounts and deferred loan fees/costs are not included in the table. Loans held for sale are included in the 0-3 months category, provided that these instruments are offset with forward commitments to sell loans. In addition, MSR interest rate risk management contracts are excluded from the analysis.

        The gap information is limited by the fact that it is a point-in-time analysis. The analysis reflects conditions and assumptions as of March 31, 2003. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections, the expected repricing period of certain deposits and the allocation of instruments with optionality to a specific maturity category, especially interest rate contracts. Consequently, the interpretation of the gap information is subjective.

	March 31, 2003
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$77,629	$27,097	$26,622	$148	$131,496
Fixed-rate loans(1)	20,591	9,905	24,364	4,644	59,504
Adjustable-rate securities(1) (2)	25,716	299	75	–	26,090
Fixed-rate securities(1)	530	1,272	3,162	13,606	18,570
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	7,901	–	–	–	7,901
Derivatives matched against assets	597	–	(452)	(145)	–

	$132,964	$38,573	$53,771	$18,253	$243,561

Interest-Sensitive Liabilities
Noninterest-bearing deposits(3)	$2,396	$6,349	$19,646	$12,087	$40,478
Interest-bearing checking accounts, savings accounts and money market deposit accounts(3)	21,717	14,795	32,698	18,589	87,799
Interest-bearing time deposit accounts	9,212	11,226	9,849	1,307	31,594
Short-term and adjustable-rate borrowings	64,240	3,764	–	207	68,211
Long-term fixed-rate borrowings	3,699	3,858	9,191	5,552	22,300
Derivatives matched against liabilities	(18,958)	698	20,483	(2,223)	–

	$82,306	$40,690	$91,867	$35,519	$250,382

Repricing gap	$50,658	$(2,117)	$(38,096)	$(17,266)	$(6,821)

Cumulative gap	$50,658	$48,541	$10,445	$(6,821)	$(6,821)

Cumulative gap as a percentage of total assets	18.29%	17.53%	3.77%	(2.46)%	(2.46)%
Total assets					$276,970

(1)
Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)
Includes investment in FHLBs.
(3)
Based on projected decay rates and/or repricing periods for checking, savings and money market deposit accounts.

Recently Issued Accounting Standards

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 primarily provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is in the process of evaluating the provisions of this Statement to determine its impact on the consolidated financial statements.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        See Index of Exhibits on page 58.

  (b)
  Reports on Form 8-K

        1.     The Company filed a report on Form 8-K dated January 21, 2003, under Item 9. The report included a press release reporting Washington Mutual's results of operations and financial condition for the fourth quarter and the year ended December 31, 2002.

        2.     The Company filed a report on Form 8-K/A dated January 23, 2003, under Item 9. The report included revisions to the Consolidated Statements of Income to the press release reporting Washington Mutual's results of operations and financial condition for the fourth quarter and the year ended December 31, 2002.

        3.     The Company filed a report on Form 8-K dated January 29, 2003, under Item 9. The report included a press release announcing the Company's adoption of the prospective method of accounting for the expensing of employee stock options beginning in 2003.

        4.     The Company filed a report on Form 8-K dated March 12, 2003, under Item 5. The report included updates to (i) the status of Washington Mutual's litigation against the government arising from contracts entered into by Anchor Savings FSB and the government and (ii) the description of the Litigation Tracking Warrants™ that are exercisable for shares of Washington Mutual's common stock in the event that Washington Mutual recovers damages from the government as a result of this litigation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

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

Date: May 14, 2003	/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer of Washington Mutual, Inc.

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

Date: May 14, 2003	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer of Washington Mutual, Inc.

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.

3.1
Restated Articles of Incorporation of Washington Mutual, Inc., as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).
3.3	Restated Bylaws of Washington Mutual, Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. File No. 001-14667).
4.1
Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).
4.2	Washington Mutual, Inc. will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of Washington Mutual, Inc. and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company's Registration Statement on Form S-3. File No. 333-63976).
4.4
2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC. (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).
99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).
99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
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
SIGNATURES
CERTIFICATIONS
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS