Form 10-Q
period 2003-06-30
WASHINGTON MUTUAL INC
filed 2003-08-14
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Third Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 461-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the issuer’s classes of common stock as of July 31, 2003:

Common Stock – 923,252,415(1)

(1)	Includes 16,650,000 shares held in escrow pending resolution of the Company’s asserted right to the return of such shares.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$626	$361	$1,216	$804
Loans held in portfolio	2,050	2,335	4,155	4,746
Available-for-sale securities	469	812	986	1,759
Other interest and dividend income	72	77	152	159

Total interest income	3,217	3,585	6,509	7,468
Interest Expense
Deposits	548	666	1,135	1,317
Borrowings	644	819	1,332	1,655

Total interest expense	1,192	1,485	2,467	2,972

Net interest income	2,025	2,100	4,042	4,496
Provision for loan and lease losses	118	160	243	335

Net interest income after provision for loan and lease losses	1,907	1,940	3,799	4,161
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	593	560	1,206	1,100
Amortization of mortgage servicing rights	(1,032)	(504)	(2,000)	(983)
Mortgage servicing rights impairment	(309)	(1,107)	(272)	(1,062)
Revaluation gain from derivatives	598	857	815	842
Net settlement income from certain interest-rate swaps	84	101	224	107
Gain from mortgage loans	622	220	1,210	471
Other home loan mortgage banking income, net	149	117	246	156

Total home loan mortgage banking income	705	244	1,429	631
Depositor and other retail banking fees	454	398	875	759
Securities fees and commissions	100	98	189	180
Insurance income	53	39	105	86
Portfolio loan related income	111	75	227	140
Gain (loss) from other available-for-sale securities	137	137	131	(161)
(Loss) gain on extinguishment of securities sold under agreements to repurchase	(49)	121	(136)	195
Other income	118	96	215	186

Total noninterest income	1,629	1,208	3,035	2,016
Noninterest Expense
Compensation and benefits	867	732	1,638	1,422
Occupancy and equipment	375	283	679	571
Telecommunications and outsourced information services	143	134	287	273
Depositor and other retail banking losses	50	48	102	98
Amortization of other intangible assets	15	17	31	34
Advertising and promotion	83	69	146	113
Professional fees	68	52	124	107
Other expense	317	251	619	490

Total noninterest expense	1,918	1,586	3,626	3,108

Income before income taxes	1,618	1,562	3,208	3,069
Income taxes	598	572	1,185	1,123

Net Income	$1,020	$990	$2,023	$1,946

Net Income Attributable to Common Stock	$1,020	$988	$2,023	$1,942

Net income per common share:
Basic	$1.12	$1.04	$2.21	$2.04
Diluted	1.10	1.01	2.17	2.00
Dividends declared per common share	0.30	0.26	0.59	0.51
Basic weighted average number of common shares outstanding (in thousands)	910,921	954,662	915,974	951,177
Diluted weighted average number of common shares outstanding (in thousands)	929,386	974,153	932,109	968,717

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2003	December 31, 2002
	(dollars in millions)
Assets
Cash and cash equivalents	$7,388	$7,208
Federal funds sold and securities purchased under resale agreements	2,085	2,015
Available-for-sale securities, total amortized cost of $43,306 and $42,592:
Mortgage-backed securities (including assets pledged of $7,433 and $6,570)	24,875	28,375
Investment securities (including assets pledged of $15,686 and $10,679)	20,292	15,597

	45,167	43,972
Loans held for sale	40,631	33,996
Loans held in portfolio	153,866	147,528
Allowance for loan and lease losses	(1,680)	(1,653)

Total loans held in portfolio, net of allowance for loan and lease losses	152,186	145,875
Investment in Federal Home Loan Banks	3,596	3,703
Mortgage servicing rights	4,598	5,341
Goodwill	6,253	6,270
Other assets	21,299	19,918

Total assets	$283,203	$268,298

Liabilities
Deposits:
Noninterest-bearing deposits	$46,505	$37,515
Interest-bearing deposits	119,952	118,001

Total deposits	166,457	155,516
Federal funds purchased and commercial paper	3,579	1,247
Securities sold under agreements to repurchase	22,964	16,717
Advances from Federal Home Loan Banks	46,127	51,265
Other borrowings	14,700	15,264
Other liabilities	8,315	8,155

Total liabilities	262,142	248,164

Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 924,237,997 and 944,046,787 shares issued and outstanding	–	–
Capital surplus—common stock	5,193	5,961
Accumulated other comprehensive income	386	175
Retained earnings	15,482	13,998

Total stockholders’ equity	21,061	20,134

Total liabilities and stockholders’ equity	$283,203	$268,298

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,128	$14,063
Comprehensive income:
Net income	–	–	–	1,946	1,946
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	507	–	507
Net unrealized loss on cash flow hedging instruments	–	–	(274)	–	(274)
Minimum pension liability adjustment	–	–	(2)	–	(2)

Total comprehensive income					2,177
Cash dividends declared on common stock	–	–	–	(496)	(496)
Cash dividends declared on redeemable preferred stock	–	–	–	(4)	(4)
Common stock repurchased and retired	(1.0)	(37)	–	–	(37)
Common stock issued for acquisitions	96.4	3,672	–	–	3,672
Fair value of Dime stock options	–	90	–	–	90
Common stock issued	5.7	132	–	–	132

BALANCE, June 30, 2002	974.2	$7,035	$(12)	$12,574	$19,597

BALANCE, December 31, 2002	944.0	$5,961	$175	$13,998	$20,134
Comprehensive income:
Net income	–	–	–	2,023	2,023
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	240	–	240
Net unrealized loss on cash flow hedging instruments	–	–	(25)	–	(25)
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					2,234
Cash dividends declared on common stock	–	–	–	(539)	(539)
Common stock repurchased and retired	(26.4)	(972)	–	–	(972)
Common stock issued	6.6	204	–	–	204

BALANCE, June 30, 2003	924.2	$5,193	$386	$15,482	$21,061

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(in millions)
Cash Flows from Operating Activities
Net income	$2,023	$1,946
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan and lease losses	243	335
Gain from mortgage loans	(1,210)	(471)
(Gain) loss from securities	(132)	141
Revaluation gain from derivatives	(815)	(842)
Loss (gain) on extinguishment of securities sold under agreements to repurchase	136	(195)
Depreciation and amortization	2,235	1,265
Mortgage servicing rights impairment	272	1,062
Stock dividends from Federal Home Loan Banks	(76)	(107)
Origination and purchases of loans held for sale, net of principal payments	(177,297)	(86,364)
Proceeds from sales of loans held for sale	168,930	96,990
Decrease (increase) in other assets	173	(433)
Decrease in other liabilities	(275)	(190)

Net cash (used) provided by operating activities	(5,793)	13,137

Cash Flows from Investing Activities
Purchases of securities	(5,537)	(41,410)
Proceeds from sales and maturities of mortgage-backed securities	866	5,439
Proceeds from sales and maturities of other available-for-sale securities	957	34,265
Principal payments on securities	4,805	4,880
Purchases of Federal Home Loan Bank stock	(279)	(4)
Redemption of Federal Home Loan Bank stock	463	503
Proceeds from sales of mortgage servicing rights	388	711
Origination and purchases of loans held in portfolio	(49,660)	(37,333)
Principal payments on loans held in portfolio	42,044	34,472
Proceeds from sales of foreclosed assets	250	166
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(70)	2,167
Net cash used for acquisitions	–	(2,215)
Purchases of premises and equipment, net	(483)	(307)

Net cash (used) provided by investing activities	$(6,256)	$1,334

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued from the previous page.)

	Six Months Ended June 30,
	2003	2002
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$10,941	$6,716
Increase (decrease) in short-term borrowings	5,417	(9,537)
Proceeds from long-term borrowings	6,603	20,113
Repayments of long-term borrowings	(4,263)	(19,514)
Proceeds from advances from Federal Home Loan Banks	42,421	22,681
Repayments of advances from Federal Home Loan Banks	(47,548)	(33,363)
Cash dividends paid on preferred and common stock	(539)	(500)
Repurchase of common stock	(972)	(37)
Other	169	116

Net cash provided (used) by financing activities	12,229	(13,325)

Increase in cash and cash equivalents	180	1,146
Cash and cash equivalents, beginning of period	7,208	3,563

Cash and cash equivalents, end of period	$7,388	$4,709

Noncash Activities
Loans exchanged for mortgage-backed securities	$1,639	$2,518
Real estate acquired through foreclosure	239	212
Cash Paid During the Period for
Interest on deposits	$1,106	$1,275
Interest on borrowings	1,321	1,618
Income taxes	2,607	1,742

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. (together with its subsidiaries “Washington Mutual” or the “Company”). Washington Mutual’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2002 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently Adopted Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This Interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this Interpretation apply at inception to any variable interest entity formed after January 31, 2003, and become effective for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Company’s Consolidated Financial Statements. The Company adopted the provisions of FIN 46 for existing variable interest entities on July 1, 2003. As of June 30, 2003, the Company had variable interests in securitization trusts, which are discussed in the 2002 Annual Report on Form 10-K in Note 5 to the Consolidated Financial Statements— “Mortgage Banking Activities.” These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company reports its rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement of Financial Accounting Standards (“Statement” or “SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has not identified any unconsolidated investments in variable interest entities that are not qualifying special-purpose entities as of June 30, 2003.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under APB Opinion No. 25.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company’s net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$1,020	$988	$2,023	$1,942
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	8	33	14
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(39)	(22)	(69)	(40)

Pro forma net income attributable to common stock	$1,003	$974	$1,987	$1,916

Net income per common share:
Basic:
As reported	$1.12	$1.04	$2.21	$2.04
Pro forma	1.10	1.02	2.17	2.01
Diluted:
As reported	1.10	1.01	2.17	2.00
Pro forma	1.08	1.00	2.13	1.98

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. Refer to Note 4 to the Consolidated Financial Statements—“Guarantees” for discussion on significant guarantees that have been entered into by the Company.

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and is not expected to have a material impact on the Consolidated Financial Statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement, which was effective for financial instruments entered into or modified after May 31, 2003 and for all financial instruments on July 1, 2003, did not have a material impact on the Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2:    Earnings Per Share

Information used to calculate earnings per share (“EPS”) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net income
Net income	$1,020	$990	$2,023	$1,946
Accumulated dividends on preferred stock	–	(2)	–	(4)

Net income attributable to common stock	$1,020	$988	$2,023	$1,942

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	910,921	954,662	915,974	951,177
Dilutive effect of potential common shares from:
Stock options	9,435	9,911	8,403	9,256
Premium Income Equity SecuritiesSM	–	1,671	–	1,516
Trust Preferred Income Equity Redeemable SecuritiesSM	9,030	7,909	7,732	6,768

Diluted weighted average number of common shares outstanding	929,386	974,153	932,109	968,717

Net income per common share
Basic	$1.12	$1.04	$2.21	$2.04
Diluted	1.10	1.01	2.17	2.00

For the three and six months ended June 30, 2003, options to purchase an additional 41,700 and 1,907,973 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect. For the three and six months ended June 30, 2002, options to purchase an additional 269,689 and 318,187 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.4944 per share, were, as of January 1, 2003, held in escrow for the benefit of the investors in Keystone Holdings, the Federal Deposit Insurance Corporation (“FDIC”) as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. The conditions under which these shares can be released from escrow to the Keystone Holdings’ investors and the FDIC are related to the outcome of certain litigation and not based on future earnings or market prices. The escrow would have by its terms automatically expired on December 20, 2002, absent the occurrence of certain circumstances that would extend it. The Company contends that these circumstances have not occurred, while the Keystone Holdings’ investors and the FDIC contend that they have occurred.

Pursuant to an amended tolling agreement, the parties agreed to return to the Company 225,000 shares per month through June 30, 2003. During the six months ended June 30, 2003, 900,000 of these shares were returned to the Company and the return of an additional 450,000 shares was in process. These 450,000 shares have since been returned to the Company subsequent to June 30, 2003. At June 30, 2003, the Company continues to assert the conditions for releasing the remaining shares to the Keystone Holdings’ investors and the FDIC had not occurred, and thus the remaining shares were still in the escrow. Therefore, none of the shares in the escrow during the periods indicated above were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company and Keystone Holdings have been willing to extend the tolling agreement beyond June 30, 2003, the FDIC has refused to do so. Accordingly, since the Company contends that it is entitled to the shares in the escrow, the Company expects to take all appropriate actions to seek the return of these shares, including if necessary the commencement of litigation against Keystone Holdings and the FDIC.

Note 3:    Mortgage Banking Activities

Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$591,917	$459,375	$604,504	$382,500
Home loans:
Additions through acquisitions	–	–	–	49,242
Other additions	105,992	49,795	185,508	109,157
Sales	(2,960)	–	(2,960)	–
Loan payments and other	(110,867)	(31,872)	(203,423)	(63,619)
Net change in commercial real estate loans serviced for others	(259)	11	194	29

Balance, end of period	$583,823	$477,309	$583,823	$477,309

Changes in the balance of mortgage servicing rights (“MSR”), net of the valuation allowance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$5,210	$7,955	$5,341	$6,241
Home loans:
Additions through acquisitions	–	–	–	926
Other additions	976	856	1,915	2,078
Amortization	(1,032)	(504)	(2,000)	(983)
Impairment provision	(309)	(1,107)	(272)	(1,062)
Sales	(247)	(711)	(388)	(711)
Net change in commercial real estate MSR	–	–	2	–

Balance, end of period(1)	$4,598	$6,489	$4,598	$6,489

(1)	At June 30, 2003 and 2002, the aggregate mortgage servicing rights fair value was $4.63 billion and $6.49 billion.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$3,864	$1,669	$4,521	$1,714
Impairment provision	309	1,107	272	1,062
Other than temporary impairment	(579)	–	(1,115)	–
Sales	(150)	(208)	(234)	(208)

Balance, end of period	$3,444	$2,568	$3,444	$2,568

At June 30, 2003, the expected weighted average life of the Company’s MSR was 3 years. Projected amortization expense for the gross carrying value of MSR at June 30, 2003 is estimated to be as follows (in millions):

Remainder of 2003	$1,654
2004	1,938
2005	1,158
2006	799
2007	581
2008	432
After 2008	1,480

Gross carrying value of MSR	8,042
Less: valuation allowance	(3,444)

Net carrying value of MSR	$4,598

The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as estimated MSR prepayment assumptions, that were used to determine amortization expense for the second quarter of 2003. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 4:    Guarantees

In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of June 30, 2003 and December 31, 2002, loans sold with recourse totaled $3.61 billion and $4.26 billion. The Company’s recourse reserve related to these loans totaled $10 million and $11 million at June 30, 2003 and December 31, 2002.

The Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the loan’s origination process. The defects are categorized as documentation errors, underwriting errors and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of June 30, 2003 and December 31, 2002, the amount of loans sold without recourse totaled $583.17 billion and $600.25 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has reserved $115 million as of June 30, 2003 and $74 million as of December 31, 2002 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

Note 5:    Operating Segments

The Company has identified three major operating segments for the purpose of management reporting: Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer.

The Company uses various methodologies to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the market benchmark (approximation) of the Company’s cost of funds based on interest rate sensitivity and maturity characteristics and determines how much each interest margin source contributes to the Company’s total net interest income; (2) a calculation of the provision for loan and lease losses based on management’s current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which differs from the “losses inherent in the loan portfolio” methodology that is used to measure the allowance for loan and lease losses under accounting principles generally accepted in the United States of America. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions.

The Company continues to enhance its segment reporting process methodologies. Changes to the operating segment structure and the funds transfer pricing methodology were made during the first quarter of 2003. Additionally, effective January 1, 2003, the primary management responsibilities for the Company’s originated home loan mortgage-backed securities portfolio were transferred from the Home Loans and Insurance Services Group to the Company’s corporate treasury operations. Accordingly, the earnings performance and financial condition of this portfolio are now included within the Corporate Support/Treasury and Other category. Results for the prior periods have been restated to conform to all of these changes.

The Banking and Financial Services Group offers a comprehensive line of financial products and services to a broad spectrum of consumers and small- to mid-sized businesses. The Group offers various deposit products including the Group’s signature Free Checking accounts as well as other personal and business checking accounts, savings accounts, money market deposit accounts and time deposit accounts. It also offers consumer loans as well as small business and commercial loans to small- and mid-sized businesses. The Group’s services are offered through multiple delivery channels, including financial center stores, business banking centers, ATMs, the internet and 24-hour telephone banking centers.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal activities of the Home Loans and Insurance Services Group include: originating and servicing the Company’s home loans, buying and selling home loans in the secondary market and managing the home loan portfolio. Home loans are either originated or purchased, and are either held in portfolio or held for sale and subsequently sold into the secondary market. The Group offers home loans through multiple distribution channels, which include retail home loan centers, financial center stores, correspondent channels, wholesale home loan centers and directly to consumers through call centers and the internet. The Home Loans Group also includes the Company’s community reinvestment functions and the activities of Washington Mutual Insurance Services, Inc., WaMu Capital Corp. and Washington Mutual Mortgage Securities Corp.

The Specialty Finance Group provides financing to developers, investors, mortgage bankers and homebuilders for the acquisition, construction and development of apartment buildings (“multi-family” lending), other commercial real estate and homes. The Group also services commercial real estate mortgages as part of its commercial asset management business and conducts a consumer finance business through Washington Mutual Finance Corporation.

The Corporate Support/Treasury and Other category includes management of the Company’s interest rate risk, liquidity, capital, borrowings, and investment securities and home loan mortgage-backed securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company’s technology services, facilities, legal, accounting and human resources. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company’s net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments. The funds transfer pricing methodology isolates the majority of interest rate risk and concentrates it in our Treasury operations. It captures historical interest rate sensitivity of the balance sheet, risk management decisions within approved limits and the temporary divergence of funds transfer pricing assumptions from the actual duration of assets and liabilities. Certain basis and other residual risk remains in the operating segments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2003
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$891		$1,155		$344		$(365)	$–		$2,025
Provision for loan and lease losses	38		46		52		8	(26	)(1)	118
Noninterest income (expense)	624		1,002		20		(17)	–		1,629
Noninterest expense	949		903		114		164	(212	)(2)	1,918
Income taxes (benefit)	201		450		74		(215)	88	(3)	598

Net income (loss)	$327		$758		$124		$(339)	$150		$1,020

Performance and other data:
Efficiency ratio	54.84	%(4)	38.59	%(4)	25.00	%(4)	n/a	n/a		52.49	%(5)
Average loans	$25,570		$141,997		$30,933		$99	$(383	)(6)	$198,216
Average assets	33,998		176,709		34,814		38,980	(383	)(6)	284,118
Average deposits	125,025		30,257		3,393		5,005	n/a		163,680

	Three Months Ended June 30, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$762		$750		$297		$291	$–		$2,100
Provision for loan and lease losses	41		45		61		8	5	(1)	160
Noninterest income	541		600		19		48	–		1,208
Noninterest expense	880		668		96		150	(208	)(2)	1,586
Income taxes	145		242		60		51	74	(3)	572

Net income	$237		$395		$99		$130	$129		$990

Performance and other data:
Efficiency ratio	58.67	%(4)	44.36	%(4)	23.00	%(4)	n/a	n/a		47.95	%(5)
Average loans	$20,627		$118,996		$29,722		$13	$(479	)(6)	$168,879
Average assets	28,850		138,427		31,784		68,267	(479	)(6)	266,849
Average deposits	111,425		11,073		2,701		5,449	n/a		130,648

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the corporate offset for allowance for loan and lease losses allocated to segments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,757		$2,245		$683		$(643)	$–		$4,042
Provision for loan and lease losses	75		85		103		14	(34	)(1)	243
Noninterest income (expense)	1,208		1,880		28		(81)	–		3,035
Noninterest expense	1,868		1,676		219		285	(422	)(2)	3,626
Income taxes (benefit)	389		881		146		(399)	168	(3)	1,185

Net income (loss)	$633		$1,483		$243		$(624)	$288		$2,023

Performance and other data:
Efficiency ratio	55.08	%(4)	37.20	%(4)	24.39	%(4)	n/a	n/a		51.24	%(5)
Average loans	$24,602		$139,411		$30,768		$88	$(386	)(6)	$194,483
Average assets	33,205		174,496		34,437		40,724	(386	)(6)	282,476
Average deposits	124,716		27,757		3,198		5,138	n/a		160,809

	Six Months Ended June 30, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$1,425		$1,597		$614		$860	$–		$4,496
Provision for loan and lease losses	75		91		128		16	25	(1)	335
Noninterest income (expense)	1,054		993		43		(74)	–		2,016
Noninterest expense	1,689		1,225		195		391	(392	)(2)	3,108
Income taxes	271		488		126		102	136	(3)	1,123

Net income	$444		$786		$208		$277	$231		$1,946

Performance and other data:
Efficiency ratio	59.29	%(4)	42.27	%(4)	23.11	%(4)	n/a	n/a		47.72	%(5)
Average loans	$19,954		$122,110		$30,169		$56	$(480	)(6)	$171,809
Average assets	28,021		141,451		32,200		74,359	(480	)(6)	275,551
Average deposits	107,820		10,854		2,700		5,895	n/a		127,269

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the corporate offset for allowance for loan and lease losses allocated to segments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$3,018		$3,409		$1,262		$652	$–		$8,341
Provision for loan and lease losses	160		187		271		34	(57	)(1)	595
Noninterest income (expense)	2,222		2,522		114		(68)	–		4,790
Noninterest expense	3,508		2,661		400		631	(818	)(2)	6,382
Income taxes (benefit)	602		1,143		265		(73)	321	(3)	2,258

Net income (loss)	$970		$1,940		$440		$(8)	$554		$3,896

Performance and other data:
Efficiency ratio	58.24	%(4)	40.28	%(4)	22.55	%(4)	n/a	n/a		48.60	%(5)
Average loans	$20,915		$124,566		$30,488		$32	$(468	)(6)	$175,533
Average assets	29,071		151,537		32,653		58,674	(468	)(6)	271,467
Average deposits	113,250		13,730		2,836		4,885	n/a		134,701

	Year Ended December 31, 2001
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$2,142		$1,635		$1,023		$2,076	$–		$6,876
Provision for loan and lease losses	146		189		298		32	(90	)(1)	575
Noninterest income (expense)	1,793		1,474		74		(93)	–		3,248
Noninterest expense	2,512		1,456		294		613	(258	)(2)	4,617
Income taxes	483		566		189		452	128	(3)	1,818

Net income	$794		$898		$316		$886	$220		$3,114

Performance and other data:
Efficiency ratio	61.89	%(4)	42.43	%(4)	22.73	%(4)	n/a	n/a		44.23	%(5)
Average loans	$13,123		$107,528		$27,684		$411	$(432	)(6)	$148,314
Average assets	17,931		121,603		29,261		57,210	(432	)(6)	225,573
Average deposits	82,384		7,860		2,613		3,665	n/a		96,522

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the corporate offset for allowance for loan and lease losses allocated to segments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,061		$1,645		$822		$(217)	$–		$4,311
Provision for loan and lease losses	65		101		148		(1)	(128	)(1)	185
Noninterest income (expense)	1,403		548		42		(9)	–		1,984
Noninterest expense	2,010		679		215		361	(139	)(2)	3,126
Income taxes (benefit)	528		537		190		(267)	97	(3)	1,085

Net income (loss)	$861		$876		$311		$(319)	$170		$1,899

Performance and other data:
Efficiency ratio	56.80	%(4)	27.69	%(4)	21.94	%(4)	n/a	n/a		48.34	%(5)
Average loans	$9,315		$86,044		$22,383		$–	n/a		$117,742
Average assets	12,441		109,130		22,839		43,162	n/a		187,572
Average deposits	78,074		1,213		191		798	n/a		80,276

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the corporate offset for allowance for loan and lease losses allocated to segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cautionary Statements

Our Form 10-Q and other documents that we file with the Securities and Exchange Commission contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2003.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the valuation of our mortgage servicing rights (“MSR”) and rate lock commitments, the methodology that determines our allowance for loan and lease losses, and the assumptions used in the calculation of our net periodic pension expense.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards (“Statement”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge deferral criteria. These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2002 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards

Refer to Note 1 to the Consolidated Financial Statements—“Accounting Policies” for discussion of the recently issued accounting standards.

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,025	$2,100	$4,042	$4,496
Net interest margin	3.30%	3.54%	3.31%	3.65%
Noninterest income	$1,629	$1,208	$3,035	$2,016
Noninterest expense	1,918	1,586	3,626	3,108
Net income	1,020	990	2,023	1,946
Net income per common share:
Basic	$1.12	$1.04	$2.21	$2.04
Diluted	1.10	1.01	2.17	2.00
Basic weighted average number of common shares outstanding (in thousands)	910,921	954,662	915,974	951,177
Diluted weighted average number of common shares outstanding (in thousands)	929,386	974,153	932,109	968,717
Dividends declared per common share	$0.30	$0.26	$0.59	$0.51
Return on average assets	1.44%	1.48%	1.43%	1.41%
Return on average common equity	19.25	20.37	19.36	20.50
Efficiency ratio(1)	52.49	47.95	51.24	47.72
Asset Quality
Nonaccrual loans(2)	$1,996	$2,232	$1,996	$2,232
Foreclosed assets	317	274	317	274

Total nonperforming assets	2,313	2,506	2,313	2,506
Nonperforming assets/total assets	0.82%	0.96%	0.82%	0.96%
Restructured loans	$89	$119	$89	$119

Total nonperforming assets and restructured loans	2,402	2,625	2,402	2,625
Allowance for loan and lease losses	1,680	1,665	1,680	1,665
Allowance as a percentage of total loans held in portfolio	1.09%	1.14%	1.09%	1.14%
Provision for loan and lease losses	$118	$160	$243	$335
Net charge-offs	118	116	213	215
Capital Adequacy
Stockholders’ equity/total assets	7.44%	7.50%	7.44%	7.50%
Tangible common equity(3)/total tangible assets(3)	5.28	5.28	5.28	5.28
Estimated total risk-based capital/risk-weighted assets(4)	11.72	12.32	11.72	12.32
Per Common Share Data
Book value per common share(5)	$23.22	$20.50	$23.22	$20.50
Market prices:
High	43.90	39.45	43.90	39.45
Low	35.68	33.00	32.98	31.60
Period end	41.30	37.11	41.30	37.11

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Excludes nonaccrual loans held for sale.
(3)	Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(4)	Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that complies with Federal Reserve Board capital requirements.
(5)	Excludes shares held in escrow pending resolution of the Company’s asserted right to the return of such shares; there were 17,100,000 shares in the escrow at June 30, 2003, and 18,000,000 shares at June 30, 2002.

Summary Financial Data (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions, except per share amounts and ratios)
Supplemental Data
Average balance sheet:
Average loans held for sale	$46,727	$22,211	$44,539	$24,712
Average loans held in portfolio	151,489	146,668	149,944	147,097
Average interest-earning assets	246,021	236,504	243,868	245,789
Average total assets	284,118	266,849	282,476	275,551
Average interest-bearing deposits	120,144	108,231	119,560	104,743
Average noninterest-bearing deposits	43,536	22,417	41,249	22,526
Average stockholders’ equity	21,193	19,401	20,898	18,946
Period-end balance sheet:
Loans held for sale	40,631	21,940	40,631	21,940
Loans held in portfolio	152,186	144,208	152,186	144,208
Total interest-earning assets	245,345	230,852	245,345	230,852
Total assets	283,203	261,298	283,203	261,298
Total interest-bearing deposits	119,952	108,441	119,952	108,441
Total noninterest-bearing deposits	46,505	20,628	46,505	20,628
Total stockholders’ equity	21,061	19,597	21,061	19,597
Loan volume:
Home loans:
Adjustable rate	24,847	16,093	48,278	32,701
Fixed rate	78,650	30,999	148,160	70,230
Specialty mortgage finance	4,658	3,074	9,187	6,201

Total home loan volume	108,155	50,166	205,625	109,132
Total loan volume	120,322	57,779	226,942	123,466
Home loan refinancing	81,511	27,160	153,959	67,250
Total refinancing	83,620	28,398	157,480	69,464

Earnings Performance

Net Interest Income

For the three and six months ended June 30, 2003, net interest income decreased $75 million or 4% and $454 million or 10% compared with the same periods in 2002. These decreases resulted from contraction of the margin, which declined to 3.30% and 3.31% for the three and six months ended June 30, 2003 from 3.54% and 3.65% for the same periods in 2002, as yields on loans and debt securities continued to reprice downward from the higher interest rate environment of 2002. The decline in the margin was partially offset by decreases in the rates paid on interest-bearing deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased to 1.89% from 3.12% on an average balance of $54.94 billion and $30.49 billion for the three months ended June 30, 2003 and 2002, and decreased to 1.99% from 3.31% on an average balance of $53.68 billion and $23.83 billion for the six months ended June 30, 2003 and 2002. The free funding impact of noninterest-bearing sources that resulted from higher average custodial and escrow balances also offset the contraction in the margin for the three and six months ended June 30, 2003, by 16 and 15 basis points when compared with the same periods in 2002. Higher average balances of loans held for sale and home equity loans and lines of credit during the second quarter and first half of 2003, as compared with the same periods in the prior year, further reduced the decline in net interest income.

Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $151 million and $294 million for the three and six months ended June 30, 2003, compared with $92 million and $129 million for the same periods in 2002.

Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$3,448	1.29%	$11	$1,995	1.89%	$10
Available-for-sale securities(1):
Mortgage-backed securities	24,087	5.22	314	22,471	5.96	335
Investment securities	14,969	4.15	155	38,436	4.97	477
Loans held for sale(2)	46,727	5.36	626	22,211	6.50	361
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	83,426	4.95	1,033	86,315	6.02	1,299
Purchased specialty mortgage finance	10,475	5.50	144	9,028	6.39	144

Total home loans	93,901	5.01	1,177	95,343	6.05	1,443
Home construction loans:
Builder(4)	1,103	4.77	13	1,379	6.15	21
Custom(5)	927	7.48	17	893	8.58	19
Home equity loans and lines of credit:
Banking subsidiaries	19,238	5.13	246	12,819	6.01	193
Washington Mutual Finance	2,041	11.77	60	2,116	12.16	64
Multi-family	19,036	5.34	255	17,425	5.98	261
Other real estate	7,306	6.25	114	8,410	6.71	142

Total loans secured by real estate	143,552	5.25	1,882	138,385	6.19	2,143
Consumer:
Banking subsidiaries	1,253	8.93	28	2,719	9.31	63
Washington Mutual Finance	1,732	19.61	85	1,702	18.68	79
Commercial business	4,952	4.38	55	3,862	5.13	50

Total loans held in portfolio	151,489	5.41	2,050	146,668	6.37	2,335
Other	5,301	4.61	61	4,723	5.67	67

Total interest-earning assets	246,021	5.23	3,217	236,504	6.06	3,585
Noninterest-earning assets:
Mortgage servicing rights	4,754			7,828
Goodwill	6,253			6,152
Other	27,090			16,365

Total assets	$284,118			$266,849

(This table is continued on the next page.)

(1)	The average balance and yield are based on average amortized cost balances.
(2)	Nonaccrual loans are included in the average loan amounts outstanding.
(3)	Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $78 million and $47 million for the three months ended June 30, 2003 and 2002.
(4)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)	Represents construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended June 30,
	2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$60,597	1.74%	$262	$36,991	2.65%	$245
Savings accounts and money market deposit accounts	28,229	0.98	69	32,249	1.51	122
Time deposit accounts	31,318	2.77	217	38,991	3.09	299

Total interest-bearing deposits	120,144	1.83	548	108,231	2.47	666
Federal funds purchased and commercial paper	3,843	1.37	13	3,562	1.96	17
Securities sold under agreements to repurchase	20,040	2.66	134	35,812	2.44	218
Advances from Federal Home Loan Banks	51,916	2.56	334	59,651	2.75	410
Other	14,898	4.37	163	13,976	4.98	174

Total interest-bearing liabilities	210,841	2.26	1,192	221,232	2.69	1,485

Noninterest-bearing sources:
Noninterest-bearing deposits	43,536			22,417
Other liabilities	8,548			3,799
Stockholders’ equity	21,193			19,401

Total liabilities and stockholders’ equity	$284,118			$266,849

Net interest spread and net interest income		2.97	$2,025		3.37	$2,100

Impact of noninterest-bearing sources		0.33			0.17
Net interest margin		3.30			3.54

	Six Months Ended June 30,
	2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$4,286	1.27%	$27	$1,569	1.79%	$14
Available-for-sale securities(1):
Mortgage-backed securities	25,142	5.26	661	23,852	5.66	676
Investment securities	14,979	4.35	325	43,822	4.96	1,083
Loans held for sale(2)	44,539	5.46	1,216	24,712	6.51	804
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	83,255	5.08	2,116	87,255	6.10	2,661
Purchased specialty mortgage finance	10,286	5.72	294	8,785	6.64	292

Total home loans	93,541	5.15	2,410	96,040	6.15	2,953
Home construction loans:
Builder(4)	1,080	4.90	27	1,473	6.09	44
Custom(5)	923	7.61	35	911	8.14	37
Home equity loans and lines of credit:
Banking subsidiaries	18,248	5.28	480	11,966	6.01	360
Washington Mutual Finance	2,004	11.91	118	2,106	12.05	127
Multi-family	18,758	5.50	516	17,483	6.16	539
Other real estate	7,525	6.30	237	8,417	6.88	289

Total loans secured by real estate	142,079	5.39	3,823	138,396	6.29	4,349
Consumer:
Banking subsidiaries	1,293	8.94	57	2,784	9.32	130
Washington Mutual Finance	1,728	19.57	168	1,715	18.59	159
Commercial business	4,844	4.42	107	4,202	5.12	108

Total loans held in portfolio	149,944	5.55	4,155	147,097	6.45	4,746
Other	4,978	5.05	125	4,737	6.15	145

Total interest-earning assets	243,868	5.34	6,509	245,789	6.08	7,468
Noninterest-earning assets:
Mortgage servicing rights	5,103			7,419
Goodwill	6,259			5,875
Other	27,246			16,468

Total assets	$282,476			$275,551

(This table is continued on the next page.)

(1)	The average balance and yield are based on average amortized cost balances.
(2)	Nonaccrual loans are included in the average loan amounts outstanding.
(3)	Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $139 million and $104 million for the six months ended June 30, 2003 and 2002.
(4)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)	Represents construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Six Months Ended June 30,
	2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$59,416	1.83%	$538	$30,468	2.70%	$407
Savings accounts and money market deposit accounts	28,056	1.03	143	33,771	1.54	262
Time deposit accounts	32,088	2.85	454	40,504	3.20	648

Total interest-bearing deposits	119,560	1.91	1,135	104,743	2.52	1,317
Federal funds purchased and commercial paper	3,118	1.42	22	4,558	1.94	45
Securities sold under agreements to repurchase	20,205	2.71	274	44,582	1.95	431
Advances from Federal Home Loan Banks	53,869	2.64	712	62,461	2.69	833
Other	15,208	4.26	324	14,066	4.96	346

Total interest-bearing liabilities	211,960	2.34	2,467	230,410	2.59	2,972

Noninterest-bearing sources:
Noninterest-bearing deposits	41,249			22,526
Other liabilities	8,369			3,669
Stockholders’ equity	20,898			18,946

Total liabilities and stockholders’ equity	$282,476			$275,551

Net interest spread and net interest income		3.00	$4,042		3.49	$4,496

Impact of noninterest-bearing sources		0.31			0.16
Net interest margin		3.31			3.65

Noninterest Income

Noninterest income consisted of the following:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$593	$560	6%	$1,206	$1,100	10%
Loan subservicing fees	7	38	(82)	12	53	(77)
Amortization of mortgage servicing rights	(1,032)	(504)	105	(2,000)	(983)	103
Mortgage servicing rights impairment	(309)	(1,107)	(72)	(272)	(1,062)	(74)
Other, net	(168)	(78)	115	(306)	(140)	119

Net home loan servicing expense	(909)	(1,091)	(17)	(1,360)	(1,032)	32
Revaluation gain from derivatives	598	857	(30)	815	842	(3)
Net settlement income from certain interest-rate swaps	84	101	(17)	224	107	109
Gain from mortgage loans	622	220	183	1,210	471	157
GNMA pool buy-out income	219	78	181	373	91	310
Loan related income	91	61	49	166	132	26
Gain from sale of originated mortgage- backed securities	–	18	(100)	1	20	(95)

Total home loan mortgage banking income	705	244	189	1,429	631	126
Depositor and other retail banking fees	454	398	14	875	759	15
Securities fees and commissions	100	98	2	189	180	5
Insurance income	53	39	36	105	86	22
Portfolio loan related income	111	75	48	227	140	62
Gain (loss) from other available-for-sale securities	137	137	–	131	(161)	–
(Loss) gain on extinguishment of securities sold under agreements to repurchase	(49)	121	–	(136)	195	–
Other income	118	96	23	215	186	16

Total noninterest income	$1,629	$1,208	35	$3,035	$2,016	51

Home Loan Mortgage Banking Income (Expense)

The increase in home loan servicing fees for the three and six months ended June 30, 2003 was the result of the increase in our loans serviced for others portfolio, partially offset by a decline in the aggregate weighted average servicing fee. Our loans serviced for others portfolio increased from $477.31 billion at June 30, 2002 to $583.82 billion at June 30, 2003 primarily as a result of the acquisition of HomeSide Lending, Inc., including its servicing portfolio, in the fourth quarter of 2002.

Total loans serviced for others portfolio by type was as follows:

	June 30, 2003
	Unpaid Principal Balance	Weighted Average Servicing Fee
	(in millions)	(in basis points, annualized)
Government	$74,618	53
Agency	387,922	30
Private	106,449	40
Specialty home loans	14,834	50

Total loans serviced for others portfolio(1)	$583,823	36

(1)	Weighted average coupon (annualized) was 6.44% at June 30, 2003.

The weighted average servicing fee decreased from 41 basis points at June 30, 2002 to 36 basis points at June 30, 2003 largely due to the Company’s continuing process of selling a portion of the future contractual servicing cash flows to third parties. This process decreased the net MSR balance by $664 million but had no impact on the unpaid principal balance of the loans serviced for others portfolio.

Historically low long-term mortgage rates led to higher anticipated prepayment rates, which resulted in MSR impairment of $309 million during the second quarter of 2003. Higher levels of prepayment activity during the three and six months ended June 30, 2003 resulted in higher MSR amortization, as compared with the same periods in 2002.

For the three and six months ended June 30, 2003, we recorded an other than temporary MSR impairment of $579 million and $1,115 million, which reduced both the gross carrying value of the MSR and the MSR valuation allowance. The amounts of the other than temporary impairment were determined by selecting an appropriate interest rate shock to estimate the amount of MSR fair value that might be expected to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedowns had no impact on our results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization.

The increase in other home loan mortgage banking expense for the three and six months ended June 30, 2003 resulted from higher loan pool expenses due to significant refinancing activity. Loan pool expenses represent the amount of interest expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly loan servicing investor pool cutoff date.

In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. At June 30, 2003, we stratified the loans in our servicing portfolio as follows:

		June 30, 2003
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Adjustable	All loans	$1,615	$473	$1,142	$1,142
Conventional	6.00% and below	1,626	718	908	908
Conventional	6.01% to 7.49%	2,068	1,115	953	953
Conventional	7.50% and above	373	121	252	252
Government	6.00% and below	196	85	111	111
Government	6.01% to 7.49%	777	406	371	371
Government	7.50% and above	399	102	297	297
Private	6.00% and below	257	136	121	121
Private	6.01% to 7.49%	359	195	164	164
Private	7.50% and above	161	43	118	118

Primary Servicing		7,831	3,394	4,437	4,437
Master servicing	All loans	113	50	63	63
Specialty home loans	All loans	76	–	76	107
Multi-family	All loans	22	–	22	23

Total		$8,042	$3,444	$4,598	$4,630

Since loans with coupon rates at or below 6.00% reached a significant level, the Company adjusted the strata of the loan servicing portfolio during the second quarter of 2003 to the rate bands illustrated in the table above. This change did not have a significant impact on the MSR valuation allowance as of June 30, 2003.

At June 30, 2003, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	June 30, 2003
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable- Rate Mortgage Loans	Specialty Home Loans
	Government Sponsored Enterprise	Privately Issued	All Types
	(dollars in millions)
Fair value of home loans MSR	$2,893	$402	$1,142	$107
Expected-weighted-average life (in years)	2.9	2.9	3.6	1.9
Constant prepayment rate(1)	36.21%	40.35%	29.40%	41.39%
Impact on fair value of 25% decrease	$885	$150	$254	$26
Impact on fair value of 50% decrease	2,206	376	638	65
Impact on fair value of 25% increase	(642)	(109)	(185)	(19)
Impact on fair value of 50% increase	(1,252)	(210)	(338)	(35)
Future cash flows discounted at	8.36%	9.85%	9.98%	19.17%
Impact on fair value of 10% decrease	n/a	n/a	n/a	$2
Impact on fair value of 25% decrease	$131	$20	$79	6
Impact on fair value of 50% decrease	276	43	171	n/a
Impact on fair value of 25% increase	(118)	(18)	(68)	(5)
Impact on fair value of 50% increase	(225)	(34)	(127)	(10)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements—“Summary of Significant Accounting Policies” in the Company’s 2002 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

As part of its mortgage banking activities, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company’s MSR, adjusted using an anticipated fallout factor for loan commitments that will never be funded. The fair value of rate lock commitments on the Consolidated Statements of Financial Condition at June 30, 2003 and 2002 for which the underlying loans had not been funded was $210 million and $107 million.

This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. The Financial Accounting Standards Board (“FASB”) staff or the Emerging Issues Task Force may issue additional guidance on this matter. Depending on what, if any, additional guidance is issued, the timing of the gain recognition inherent within our rate lock commitments could be delayed, possibly until the date that the anticipated loans are sold. Generally, loans held for sale are sold within 60 to 120 days after the initial recognition of the rate lock commitment.

Rate lock commitment volume, adjusted for actual and anticipated fallout factors, totaled $101.08 billion and $194.74 billion for the three and six months ended June 30, 2003, compared with $44.29 billion and $84.90 billion for the same periods in 2002.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are also recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved (“nonqualifying” loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to decreases in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, losses of $147 million and $342 million were recognized in revaluation gain (loss) from derivatives during the three and six months ended June 30, 2003. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of June 30, 2003, the fair value of loans held for sale and the carrying amount were $40.63 billion, and as of December 31, 2002, the fair value was $34.06 billion with a carrying amount of $34.00 billion.

The high levels of rate lock commitment volume and the sale of nonqualifying loans held for sale resulted in a gain from mortgage loans of $622 million and $1,210 million during the three and six months ended June 30, 2003, compared with $220 million and $471 million during the same periods in 2002.

The following tables separately present the MSR, loans held for sale and the asset/liability risk management activities included within noninterest income for the three and six months ended June 30, 2003.

	Three Months Ended June 30, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Asset/ Liability Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$745	$(147)	$–	$598
Net settlement income from certain interest-rate swaps	84	–	–	84
Gain (loss) from other available-for-sale securities	140	–	(3)	137

Total	$969	$(147)	$(3)	$819

	Six Months Ended June 30, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Asset/ Liability Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$1,157	$(342)	$–	$815
Net settlement income from certain interest-rate swaps	224	–	–	224
Gain (loss) from other available-for-sale securities	140	–	(9)	131

Total	$1,521	$(342)	$(9)	$1,170

Revaluation gain from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133. The revaluation gain from derivatives during the three and six months ended June 30, 2003 resulted from the Company’s continued usage of derivative instruments for interest rate risk management purposes. Derivatives that were used for MSR risk management purposes produced a revaluation gain of $745 million and $1,157 million during the three and six months ended June 30, 2003, compared with gains of $857 million and $842 million for the same periods in 2002. The total notional amount of these MSR risk management derivatives at June 30, 2003 was $32.07 billion with a combined net fair value of $554 million.

Net settlement income from certain interest-rate swaps consisted of receive-fixed interest rate swaps, which were used as MSR risk management derivatives. At June 30, 2003, the total notional amount of these receive-fixed interest-rate swaps was $8.15 billion, compared with $11.58 billion at June 30, 2002.

Gain from other available-for-sale securities of $140 million for the three and six months ended June 30, 2003 resulted from sales of approximately $1.69 billion in mortgage-backed securities and investment securities, all of which were designated as MSR risk management instruments.

Government National Mortgage Association (“GNMA”) pool buy-out income was $219 million and $373 million for the three and six months ended June 30, 2003 and $78 million and $91 million for the same periods in 2002. Beginning in September of 2002, the Company began to regularly exercise its buy-back rights under the terms of its contract with GNMA. The Company has the right to repurchase certain loans that are part of GNMA securitization pools before they have reached nonperforming status. In one part of the Company’s program, loans that have been 30 days past due for three consecutive months (referred to as “rolling 30 loans”) are repurchased from GNMA and then resold in the secondary market. In the other, loans that have missed three consecutive payments are likewise purchased and resold. These loans are collectively referred to as Early Buy-Out Loans.

Gain from the sale of these loans was $152 million and $228 million for the three and six months ended June 30, 2003 and $19 million and $22 million for the three and six months ended June 30, 2002. The Company does not have the option of repurchasing “rolling 30 loans” from pools created after January 1, 2003, but continues to make such purchases from previously created pools. The Company does not expect this change to have a significant impact on its results of operations throughout the remainder of 2003.

Additionally, as part of its normal Federal Housing Administration and Department of Veterans Affairs lending program, the Company repurchases defaulted loans from GNMA and undertakes collection and, if necessary, foreclosure proceedings with respect to those loans. Upon completion of the foreclosure, the Company can also submit a claim to either the Federal Housing Administration or the Department of Veterans Affairs for payment on the insurance or guarantee, as the case may be, issued by that agency. The portion of the recovery which is attributed to interest income owed to the Company is also recorded in this category. That interest income, together with interest income on the Early Buy-Out Loans was $67 million and $145 million for the three and six months ended June 30, 2003 and $59 million and $69 million for the three and six months ended June 30, 2002.

Loan related income increased during the three and six months ended June 30, 2003, primarily due to increased fees charged to our correspondent lenders and late charges on the loans serviced for others portfolio.

All Other Noninterest Income Analysis

The increase in depositor and other retail banking fees for the three and six months ended June 30, 2003 was primarily due to higher levels of checking fees that resulted from an increased number of noninterest-bearing checking accounts in comparison with the three and six months ended June 30, 2002 and an increase in debit card and ATM related income. The number of noninterest-bearing checking accounts at June 30, 2003 totaled approximately 6.1 million, an increase of more than 600,000 from June 30, 2002.

Insurance income increased during the three and six months ended June 30, 2003 primarily due to the continued growth in our captive reinsurance programs.

The growth in portfolio loan related income for the three and six months ended June 30, 2003 was primarily due to increased late charges on the loan portfolio and continued high loan prepayment fees as a result of refinancing activity.

Several securities sold under agreements to repurchase (“repurchase agreements”) that contained embedded pay-fixed swaps were restructured during the first half of 2003, resulting in losses on extinguishment of repurchase agreements of $49 million and $136 million for the three and six months ended June 30, 2003. The restructured repurchase agreements contain embedded pay-fixed swaps with the same terms except with a lower pay rate.

Other noninterest income for the three and six months ended June 30, 2003 increased largely due to a revaluation gain recognized on residual interests in collateralized mortgage obligations.

Noninterest Expense

Noninterest expense consisted of the following:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Compensation and benefits	$867	$732	18%	$1,638	$1,422	15%
Occupancy and equipment	375	283	33	679	571	19
Telecommunications and outsourced information services	143	134	7	287	273	5
Depositor and other retail banking losses	50	48	4	102	98	4
Amortization of other intangible assets	15	17	(12)	31	34	(9)
Advertising and promotion	83	69	20	146	113	29
Professional fees	68	52	31	124	107	16
Postage	59	41	44	113	87	30
Loan expense	61	45	36	120	89	35
Travel and training	42	39	8	75	71	6
Reinsurance expense	15	10	50	31	24	29
Other expense	140	116	21	280	219	28

Total noninterest expense	$1,918	$1,586	21	$3,626	$3,108	17

The increase in employee base compensation and benefits expense for the three and six months ended June 30, 2003 over the same periods in 2002 was substantially due to the hiring of additional staff to support our expanding operations. Full-time equivalent employees were 57,516 at June 30, 2003, compared with 50,001 at June 30, 2002. Overtime and second shifts have grown in response to the increased loan production and loan payoff processing. The Company’s variable compensation and benefits expense related to loan servicing activities, which include loan payoff processing, and loan production for the three and six months ended June 30, 2003 was $243 million and $433 million compared with $197 million and $363 million for the same periods in 2002.

The increase in occupancy and equipment expense for the three months ended June 30, 2003 resulted partially from higher equipment depreciation expense of $21 million related to various technology related projects that were placed in service during the second quarter of 2003. Occupancy expense increased for the period by $17 million due to continued branch expansions into new markets. Additionally, during the second quarter of 2003, the Company recorded an expense of $20 million, which represented a vendor payment to obtain the rights necessary to ensure the sustained functionality of certain mortgage loan origination system software. The Company also wrote-off approximately $16 million of capitalized software that was no longer considered to have future value.

Professional fees increased for the three and six months ended June 30, 2003, primarily as a result of increased technology related projects and legal fees.

The increase in loan expense for the three and six months ended June 30, 2003 was substantially due to higher non-deferred loan closing costs and mortgage payoff expenses, resulting from an overall increase in refinancing activity.

Other expense increased during the periods reported mostly due to higher foreclosed asset expenses, outside services and charitable contributions.

Review of Financial Condition

Assets

At June 30, 2003, our assets were $283.20 billion, an increase of 6% from $268.30 billion at December 31, 2002. The increase was predominantly due to an increase in investment securities, loans held for sale and loans held in portfolio.

Securities

Securities consisted of the following:

	June 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$16,860	$538	$(12)	$17,386
Private issue	7,225	266	(2)	7,489

Total mortgage-backed securities	24,085	804	(14)	24,875
Investment securities:
U.S. Government and agency	18,779	1,040	(5)	19,814
Other debt securities	314	22	–	336
Equity securities	128	14	–	142

Total investment securities	19,221	1,076	(5)	20,292

Total available-for-sale securities	$43,306	$1,880	$(19)	$45,167

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$19,649	$583	$(5)	$20,227
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375
Investment securities:
U.S. Government and agency	14,560	581	(4)	15,137
Other debt securities	309	16	–	325
Equity securities	134	3	(2)	135

Total investment securities	15,003	600	(6)	15,597

Total available-for-sale securities	$42,592	$1,399	$(19)	$43,972

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Available-for-sale securities
Realized gross gains	$175	$201	$177	$327
Realized gross losses	(38)	(46)	(45)	(468)

Realized net gain (loss)	$137	$155	$132	$(141)

Our mortgage-backed securities portfolio declined $3.50 billion to $24.88 billion at June 30, 2003 from $28.38 billion at December 31, 2002. Substantially all of this decrease resulted from pay-downs that occurred from refinancing activity. Our investment securities portfolio increased $4.69 billion to $20.29 billion at June 30, 2003 from $15.60 billion at December 31, 2002. This increase resulted from the purchase of U.S. Government and agency investment securities. The Company’s available-for-sale securities portfolio includes both mortgage-backed securities and investment securities that are used for MSR risk management purposes. At June 30, 2003, these MSR risk management securities had a total amortized cost of $10.63 billion and a fair value of $11.03 billion. At December 31, 2002, these MSR risk management securities had a total amortized cost of $7.85 billion and a fair value of $8.08 billion.

Loans

Loans held in portfolio consisted of the following:

	June 30, 2003	December 31, 2002
	(in millions)
Loans secured by real estate:
Home loans	$83,839	$82,842
Purchased specialty mortgage finance	10,836	10,128

Total home loans	94,675	92,970
Home construction loans:
Builder(1)	1,121	1,017
Custom(2)	963	932
Home equity loans and lines of credit:
Banking subsidiaries	20,505	16,168
Washington Mutual Finance	2,073	1,930
Multi-family	19,482	18,000
Other real estate	7,122	7,986

Total loans secured by real estate	145,941	139,003
Consumer:
Banking subsidiaries	1,207	1,663
Washington Mutual Finance	1,743	1,729
Commercial business	4,975	5,133

Total loans held in portfolio	$153,866	$147,528

(1)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)	Represents construction loans made directly to the intended occupant of a single-family residence.

Other Assets

Other assets consisted of the following:

	June 30, 2003	December 31, 2002
	(in millions)
Premises and equipment	$3,107	$2,862
Investment in bank-owned life insurance	2,607	2,544
Accrued interest receivable	1,374	1,439
Foreclosed assets	317	336
GNMA pool buy-outs	4,311	4,859
Other intangible assets	280	311
Derivatives	1,952	4,105
Trading securities	1,366	336
Other	5,985	3,126

Total other assets	$21,299	$19,918

The decrease in the derivatives balance from December 31, 2002 to June 30, 2003 was largely due to a decrease in the net fair value of receive-fixed swaps held for MSR risk management purposes. The decrease in the net fair value of the receive-fixed swaps was primarily attributable to the sales of certain of those swaps with higher receive-fixed rates and thus a higher net fair value. The net fair value of the receive-fixed swaps used for MSR risk management purposes was $274 million at June 30, 2003, compared with $2.18 billion at December 31, 2002.

The increase in trading securities is a result of growth in mortgage-backed securities held by WaMu Capital Corp., the Company’s institutional broker-dealer.

A majority of the increase in other assets—other was due to the sale in June 2003 of repurchase agreements where we had not yet settled with the counterparty as of June 30, 2003.

Deposits

Deposits consisted of the following:

	June 30, 2003	December 31, 2002
	(in millions)
Checking accounts:
Interest bearing	$61,440	$56,132
Noninterest bearing	43,702	35,730

	105,142	91,862
Savings accounts	11,267	10,313
Money market deposit accounts	19,383	19,573
Time deposit accounts	30,665	33,768

Total deposits	$166,457	$155,516

Deposits increased to $166,457 million at June 30, 2003 from $155,516 million at December 31, 2002. Substantially all of the increase in interest-bearing checking accounts was due to the growth in Platinum Accounts, which increased from $50.20 billion at December 31, 2002 to $55.90 billion at June 30, 2003. Approximately $4.10 billion of this $5.70 billion increase in Platinum Account deposits occurred during the first quarter of 2003. During the six months ended June 30, 2003, the number of Platinum Accounts increased by

153,847 from 683,245 to 837,092 total accounts. At June 30, 2003, total deposits included $32.95 billion in custodial/escrow deposits related to loan servicing activities, compared with $25.90 billion at December 31, 2002. Time deposit accounts decreased by $3.10 billion from year-end 2002 primarily as a result of decreases in certificates of deposit accounts.

Checking accounts, savings accounts and money market deposit accounts increased to 82% of total deposits at June 30, 2003, compared with 78% at year-end 2002. These products generally have the benefit of lower interest costs, compared with time deposit accounts. At June 30, 2003 deposits funded 59% of total assets compared with 58% at December 31, 2002.

Borrowings

Our borrowings largely take the form of repurchase agreements and advances from the Federal Home Loan Banks (“FHLB”) of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

Our wholesale borrowings increased by $3,441 million at June 30, 2003, compared with year-end 2002 predominantly due to an increase in federal funds purchased and repurchase agreements, which was partially offset by a decrease in advances from FHLBs. Other borrowings decreased by $564 million during the six months ended June 30, 2003 primarily as a result of a reduction in our senior debt. Refer to “Liquidity” for further discussion of funding sources at June 30, 2003, compared with year-end 2002.

Operating Segments

We manage our business along three major operating segments: Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Results for Corporate Support/Treasury and Other are also presented. Refer to Note 5 to the Consolidated Financial Statements—“Operating Segments” for information regarding the key elements of our management reporting methodologies used to measure segment performance.

Banking and Financial Services

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$891	$762	17%	$1,757	$1,425	23%
Provision for loan and lease losses	38	41	(7)	75	75	–
Noninterest income	624	541	15	1,208	1,054	15
Noninterest expense	949	880	8	1,868	1,689	11
Income taxes	201	145	39	389	271	44

Net income	$327	$237	38	$633	$444	43

Performance and other data:
Efficiency ratio(1)	54.84%	58.67%	(7)	55.08%	59.29%	(7)
Average loans	$25,570	$20,627	24	$24,602	$19,954	23
Average assets	33,998	28,850	18	33,205	28,021	19
Average deposits	125,025	111,425	12	124,716	107,820	16

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net income was $327 million and $633 million for the three and six months ended June 30, 2003, compared with $237 million and $444 million for the same periods in 2002. Net interest income increased to $891 million and $1,757 million for the three and six months ended June 30, 2003, compared with $762 million and $1,425 million for the same periods in 2002. The primary sources of net interest income are a funds transfer credit for deposits and interest income on home equity loans and lines of credit, commercial and consumer loans. These increases in net interest income for the three and six months ended June 30, 2003 were primarily due to a decrease in interest expense on money market deposit accounts and time deposit accounts resulting from declining interest rates and balances.

Noninterest income was $624 million and $1,208 million for the three and six months ended June 30, 2003, compared with $541 million and $1,054 million for the same periods in 2002. These increases were primarily due to higher depositor and other retail banking fees and an increase in home loan origination broker fees received from the Home Loans and Insurance Services Group, which totaled $47 million and $97 million for the three and six months ended June 30, 2003, compared with $17 million and $40 million for the same periods in 2002.

Noninterest expense increased to $949 million and $1,868 million for the three and six months ended June 30, 2003, compared with $880 million and $1,689 million for the same periods in 2002. These increases were predominantly due to increased allocated technology expense, compensation and benefits expense, and occupancy and equipment expense.

Total average assets increased to $33,998 million and $33,205 million for the three and six months ended June 30, 2003, compared with $28,850 million and $28,021 million for the same periods in 2002. The increase in average assets for the six months ended June 30, 2003 was substantially a result of a 48% increase in home equity loans and lines of credit average balances to $18,227 million from $12,334 million, partly offset by a decrease in consumer loans.

Total average deposits increased to $125,025 million and $124,716 million for the three and six months ended June 30, 2003, compared with $111,425 million and $107,820 million for the same periods in 2002. These increases in average deposits were predominantly due to higher levels of Platinum balances, partly offset by decreasing balances for money market deposit accounts and time deposit accounts. Average Platinum balances increased approximately 80% to $54.94 billion for the three months ended June 30, 2003 from $30.49 billion for the same period in 2002.

Home Loans and Insurance Services

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$1,155	$750	54%	$2,245	$1,597	41%
Provision for loan and lease losses	46	45	2	85	91	(7)
Noninterest income	1,002	600	67	1,880	993	89
Noninterest expense	903	668	35	1,676	1,225	37
Income taxes	450	242	86	881	488	81

Net income	$758	$395	92	$1,483	$786	89

Performance and other data:
Efficiency ratio(1)	38.59%	44.36%	(13)	37.20%	42.27%	(12)
Average loans	$141,997	$118,996	19	$139,411	$122,110	14
Average assets	176,709	138,427	28	174,496	141,451	23
Average deposits	30,257	11,073	173	27,757	10,854	156

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net income was $758 million and $1,483 million for the three and six months ended June 30, 2003, compared with $395 million and $786 million for the same periods in 2002. Net interest income increased to $1,155 million and $2,245 million for the three and six months ended June 30, 2003, compared with $750 million and $1,597 million for the same periods in 2002. These increases in net interest income were largely due to increases in interest income resulting from higher loans held for sale average balances and decreases in funding costs due to lower interest rates. Partially offsetting these increases were decreases in interest income on loans held in portfolio, primarily adjustable-rate loans, which continue to reprice downward from higher interest rate levels in 2002.

Noninterest income increased to $1,002 million and $1,880 million during the three and six months ended June 30, 2003, compared with $600 million and $993 million for the same periods in 2002. These increases were primarily due to higher gain from mortgage loans and GNMA pool buy-out income, partly offset by MSR impairment and higher amortization for the three and six months ended June 30, 2003.

Noninterest expense increased to $903 million and $1,676 million for the three and six months ended June 30, 2003 from $668 million and $1,225 million for the same periods in 2002. These increases were primarily due to higher allocated technology expense resulting from various ongoing projects, compensation and benefits expense, and foreclosed assets expense.

Total average assets increased to $176,709 million and $174,496 million for the three and six months ended June 30, 2003, compared with $138,427 million and $141,451 million for the same periods in 2002. These increases were primarily due to growth in average loans held for sale balances resulting from higher home loan volume of $108.16 billion for the quarter compared with $50.17 billion for the same period in 2002.

Total average deposits increased to $30,257 million and $27,757 million for the three and six months ended June 30, 2003, compared with $11,073 million and $10,854 million for the same periods in 2002. These increases were predominantly due to the growth of custodial and escrow balances resulting from higher loan prepayments.

Specialty Finance

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$344	$297	16%	$683	$614	11%
Provision for loan and lease losses	52	61	(15)	103	128	(20)
Noninterest income	20	19	5	28	43	(35)
Noninterest expense	114	96	19	219	195	12
Income taxes	74	60	23	146	126	16

Net income	$124	$99	25	$243	$208	17

Performance and other data:
Efficiency ratio(1)	25.00%	23.00%	9	24.39%	23.11%	6
Average loans	$30,933	$29,722	4	$30,768	$30,169	2
Average assets	34,814	31,784	10	34,437	32,200	7
Average deposits	3,393	2,701	26	3,198	2,700	18

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net income for the three and six months ended June 30, 2003 was $124 million and $243 million, compared with $99 million and $208 million for the same periods in 2002. Net interest income was $344 million and $683 million for the three and six months ended June 30, 2003, compared with $297 million and $614 million for the same periods in 2002. These increases in net interest income were substantially due to increased interest income on available-for-sale mortgage-backed securities resulting from higher levels of securitized multi-family loans and lower funding costs resulting from reduced interest rates. These increases were partially offset by reduced interest income from multi-family loans held in portfolio as a result of the lower interest rate environment.

Noninterest income was $20 million and $28 million for the three and six months ended June 30, 2003, compared with $19 million and $43 million for the same periods in 2002. The decrease for the six months ended June 30, 2003 was substantially due to a write-down in the valuation of an equity investment and a revaluation loss from derivatives during the first quarter of 2003.

Noninterest expense was $114 million and $219 million for the three and six months ended June 30, 2003, compared with $96 million and $195 million for the same periods in 2002. These increases were primarily due to increased compensation and benefits expense as a result of higher multi-family loan volumes and an increase in foreclosed assets expense.

Total average assets increased to $34,814 million and $34,437 million for the three and six months ended June 30, 2003, compared with $31,784 million and $32,200 million for the same periods in 2002. A significant portion of these increases were driven by higher multi-family loans and an increase in the available-for-sale mortgage-backed securities portfolio.

Corporate Support/Treasury and Other

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(365)	$291	–	$(643)	$860	–
Provision for loan and lease losses	8	8	–	14	16	(13)%
Noninterest income (expense)	(17)	48	–	(81)	(74)	(9)
Noninterest expense	164	150	9%	285	391	(27)
Income taxes (benefit)	(215)	51	–	(399)	102	–

Net income (loss)	$(339)	$130	–	$(624)	$277	–

Performance and other data:
Average loans	$99	$13	662	$88	$56	57
Average assets	38,980	68,267	(43)	40,724	74,359	(45)
Average deposits	5,005	5,449	(8)	5,138	5,895	(13)

Corporate Support/Treasury and Other had a net loss of $339 million and $624 million for the three and six months ended June 30, 2003, compared with net income of $130 million and $277 million for the same periods in 2002. Net interest expense was $365 million and $643 million for the three and six months ended June 30, 2003, compared with net interest income of $291 million and $860 million for the same periods in 2002. These decreases in net interest income were predominantly due to a decrease in average investment securities balances resulting from a change in our MSR hedging strategy toward an increase in the use of derivatives and the negative impact of the funds transfer pricing process due to higher average deposit balances within the operating segments. These decreases were partially offset by a reduction in interest expense from borrowed funds, as a result of lower rates and higher average deposit balances, which reduced the need for these borrowings.

Noninterest expense was $164 million and $285 million for the three and six months ended June 30, 2003, compared with $150 million and $391 million for the same periods in 2002. The decrease for the six months ended June 30, 2003 was predominantly due to an increase in the technology expenses allocated to the operating segments.

Off-Balance Sheet Activities

Asset Securitization

We transform loans into securities, which are sold to investors—a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity (“QSPE”), typically a trust. The QSPEs, in turn, issue interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These entities are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the securitized assets. Retained interests may provide credit enhancement to the investors and generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in the form of mortgage-backed securities were $9.20 billion at June 30, 2003, of which $9.01 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 5 to the Consolidated Financial Statements—“Mortgage Banking Activities” of the Company’s 2002 Annual Report on Form 10-K.

Guarantees

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 4—“Guarantees” to the Consolidated Financial Statements.

Asset Quality

Nonaccrual Loans, Foreclosed Assets and Restructured Loans

Loans are generally placed on nonaccrual status when they are 90 days or more past due or when the timely collection of the principal of the loan, in whole or in part, is not expected. Management’s classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

Nonaccrual loans and foreclosed assets (“nonperforming assets”) and restructured loans consisted of the following:

	June 30, 2003	March 31, 2003	December 31, 2002
	(dollars in millions)

Nonperforming assets and restructured loans:
Nonaccrual loans:
Home loans	$804	$954	$1,068
Purchased specialty mortgage finance	483	479	438

Total home loan nonaccrual loans	1,287	1,433	1,506
Home construction loans:
Builder(1)	31	38	42
Custom(2)	9	9	7
Home equity loans and lines of credit:
Banking subsidiaries	49	44	36
Washington Mutual Finance	41	41	37
Multi-family	54	49	50
Other real estate	369	402	413

Total nonaccrual loans secured by real estate	1,840	2,016	2,091
Consumer:
Banking subsidiaries	13	10	18
Washington Mutual Finance	64	67	69
Commercial business	79	73	79

Total nonaccrual loans held in portfolio	1,996	2,166	2,257

Foreclosed assets	317	334	336

Total nonperforming assets	$2,313	$2,500	$2,593
As a percentage of total assets	0.82%	0.90%	0.97%

Restructured loans	$89	$99	$98

Total nonperforming assets and restructured loans	$2,402	$2,599	$2,691

(1)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)	Represents construction loans made directly to the intended occupant of a single-family residence.

Nonaccrual loans totaled $1,996 million at June 30, 2003, compared with $2,166 million at March 31, 2003 and $2,257 million at December 31, 2002. During the first six months of 2003, declines in home loans and other real estate nonaccruals were partially offset by increases in purchased specialty mortgage finance and home equity loans and lines of credit nonaccruals.

Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $73 million, $72 million and $119 million at June 30, 2003, March 31, 2003 and December 31, 2002. Valuation changes on loans held for sale are reflected as gains or losses within gain from mortgage loans in noninterest income.

Home loan nonaccruals were $804 million at June 30, 2003, down $264 million from December 31, 2002. The decline in nonaccrual home loans was achieved through sales of nonperforming home loans.

During the first quarter of 2003, the Company sold a package of loans held in portfolio that totaled $131 million. Of this amount, $104 million were nonperforming loans and resulted in the Company incurring

$8 million in charge-offs. In the second quarter of 2003, the Company completed a sale of loans held in portfolio totaling $195 million, of which $161 million were nonperforming loans that resulted in a charge-off of $4 million. The Company will periodically evaluate nonperforming loan sales as part of its ongoing portfolio management strategy.

Purchased specialty mortgage finance nonaccrual loans totaled $483 million at June 30, 2003 relatively unchanged during the second quarter, but up $45 million from December 31, 2002 primarily reflecting growth and seasoning of this loan portfolio.

Nonaccrual home equity loans and lines of credit totaled $90 million at quarter end, an increase of $5 million during the quarter and $17 million from December 31, 2002. However, the percentage of nonaccruals to total loans in this portfolio totaled 0.40% at June 30, 2003, unchanged from December 31, 2002.

At quarter end, other real estate loans on nonaccrual totaled $369 million, down from $402 million last quarter and $413 million at December 31, 2002. Much of the year-to-date improvement was due to principal charge-offs totaling $13 million and reinstatements to performing status and principal paydowns within the Company’s franchise-oriented finance business.

The multi-family portfolio continues to exhibit strong performance, with nonaccrual loans in this category representing 0.28% of total multi-family loans at June 30, 2003, unchanged from year-end 2002.

At June 30, 2003, foreclosed assets were $317 million, compared with $334 million at March 31, 2003 and $336 million at December 31, 2002. The Company’s foreclosed assets include home and commercial real estate as well as a small amount of personal property.

90 or More Days Past Due

The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $47 million at June 30, 2003, compared with $93 million at March 31, 2003 and $60 million at December 31, 2002. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

Provision and Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in millions)
Balance, beginning of period	$1,680	$1,621	$1,653	$1,404
Allowance acquired through business combinations	–	–	–	148
Allowance for transfer to loans held for sale	–	–	(3)	(7)
Provision for loan and lease losses	118	160	243	335

	1,798	1,781	1,893	1,880
Loans charged off:
Loans secured by real estate:
Home loans	(9)	(11)	(25)	(22)
Purchased specialty mortgage finance	(9)	(8)	(19)	(17)

Total home loan charge-offs	(18)	(19)	(44)	(39)
Home equity loans and lines of credit:
Banking subsidiaries	(4)	(1)	(7)	(2)
Washington Mutual Finance	(1)	(3)	(4)	(5)
Other real estate	(21)	(32)	(30)	(42)

Total loans secured by real estate	(44)	(55)	(85)	(88)
Consumer:
Banking subsidiaries	(18)	(20)	(35)	(40)
Washington Mutual Finance	(42)	(44)	(83)	(84)
Commercial business	(31)	(19)	(45)	(38)

Total loans charged off	(135)	(138)	(248)	(250)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans	2	–	2	–
Purchased specialty mortgage finance	1	–	1	–
Other real estate	2	1	5	2

Total loans secured by real estate	5	1	8	2
Consumer:
Banking subsidiaries	3	3	6	5
Washington Mutual Finance	6	5	12	10
Commercial business	3	13	9	18

Total recoveries of loans previously charged off	17	22	35	35

Net charge-offs	(118)	(116)	(213)	(215)

Balance, end of period	$1,680	$1,665	$1,680	$1,665

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.31%	0.32%	0.28%	0.29%
Allowance as a percentage of total loans held in portfolio	1.09	1.14	1.09	1.14

From the fourth quarter of 2001 through the third quarter of 2002, the Company provided for amounts significantly in excess of charge-offs reflecting risks associated with growth in nonaccrual loans and economic uncertainty. As the economy stabilizes and nonperforming loan levels continue to decrease, the Company is adjusting the provision to amounts approaching actual charge-offs. The Company believes its portfolio is adequately reserved, and accordingly, decreased its second quarter 2003 provision to $118 million compared with $160 million during the same period in 2002. As a percentage of average loans, net charge offs were 0.31% and 0.28% for the three and six months ended June 30, 2003, compared with 0.32% and 0.29% for the same periods in 2002.

Net charge-offs for the three and six months ended June 30, 2003 were $118 million and $213 million compared with $116 million and $215 million for the same periods in 2002. While representing less than 2% of the Company’s assets, Washington Mutual Finance accounted for 35% of total net charge-offs during the first half of 2003. This higher level of charge-offs in a consumer finance operation such as Washington Mutual Finance is expected due to the higher risk profile of the customer base as reflected in the interest rates charged for these loans.

The allowance for loan and lease losses represents management’s estimate of credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral and general economic conditions. The Company’s methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance, the specific allowance (which includes the allowance for loans deemed to be impaired by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that are allocated to the various loan portfolios.

Refer to Note 1 to the Consolidated Financial Statements—“Summary of Significant Accounting Policies” in our 2002 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

Liquidity

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes liquidity guidelines for its principal operating subsidiaries as well as for the parent holding company, Washington Mutual, Inc. The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the six months ended June 30, 2003, those sources funded 72% of average total assets. Our continuing ability to retain our transaction-deposit customer base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. The Company would primarily use wholesale borrowings to offset any potential declines in deposit balances. We expect that FHLB advances and repurchase agreements will continue to be our most significant sources of wholesale borrowings during 2003, and we expect to have the necessary assets available to pledge as collateral to obtain these funds.

In the six months ended June 30, 2003, the Company’s proceeds from the sales of loans held for sale were approximately $168.93 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases of approximately $177.30 billion of loans held for sale during the same period. As this cyclical pattern of sales and originations/purchases repeats itself during the course of a period, the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. Effective August 7, 2003, the Company established a new $20 billion Global Bank Note Program for Washington Mutual Bank, FA (“WMBFA”) and Washington Mutual Bank (“WMB”) to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. This program replaced the $15 billion program established in April, 2001. Under this program, WMBFA will be allowed to issue up to $15 billion in notes of which $5 billion can be issued as subordinated notes. WMB will be allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion.

Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, commercial paper programs and lines of credit.

Washington Mutual, Inc.’s primary funding source during the first six months of 2003 was from dividends paid by our banking subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during 2003, including the amount necessary to support the ten cent per share dividend increase approved by the Company’s Board of Directors in July 2003, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company’s 2002 Annual Report on Form 10-K, “Business—Regulation and Supervision” and Note 18 to the Consolidated Financial Statements—“Regulatory Capital Requirements and Dividend Restrictions.”

In February 2003, Washington Mutual, Inc. filed a shelf registration statement with the Securities and Exchange Commission to register $2 billion of debt securities, preferred stock and depository shares in the United States and in international capital markets and in a variety of currencies and structures. The shelf registration statement was declared effective on April 15, 2003. At June 30, 2003, Washington Mutual, Inc. had $2 billion available under this shelf registration.

Washington Mutual, Inc. and its subsidiaries also have various other credit facilities and agreements that are sources of liquidity. Washington Mutual, Inc. and Washington Mutual Finance have a revolving credit facility totaling $800 million which provides back-up for the commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. At June 30, 2003, there was $348 million borrowed under this credit facility. Washington Mutual Finance has agreements to participate in a $600 million asset-backed commercial paper conduit program. At June 30, 2003, Washington Mutual Finance had asset-backed commercial paper of $600 million outstanding. Long Beach Mortgage has revolving credit facilities totaling $2.0 billion that are used to fund loans held for sale. At June 30, 2003, Long Beach Mortgage had borrowed $1.40 billion under these credit facilities.

Capital Adequacy

Reflecting the increases in loans held for sale and loans held in portfolio during the six months ended June 30, 2003, the ratio of stockholders’ equity to total assets decreased to 7.44% at June 30, 2003 from 7.50% at December 31, 2002.

The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb (“WMBfsb”) and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	June 30, 2003			Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.81%	5.96%	9.08%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.42	9.36	15.34	6.00
Total risk-based capital to total risk-weighted assets	11.55	11.59	16.59	10.00

Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at June 30, 2003.

Our broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2003, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

During the three and six months ended June 30, 2003, the Company repurchased 15.3 million and 25.5 million shares of our common stock at an average price of $40.52 and $38.08 per share as part of our share repurchase program. Effective July 15, 2003, the Company adopted a new share purchase program approved by the Board of Directors. Under the new program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. This Program replaces the Company’s previous share repurchase program. From July 1, 2003 through July 31, 2003, the Company repurchased an additional 2.2 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

We are exposed to different types of interest rate risks, including lag, repricing, basis, prepayment and lifetime cap risk. These risks are described in further detail within the “Market Risk Management” section of Management’s Discussion and Analysis in our 2002 Annual Report on Form 10-K. We manage interest rate risk within an overall asset/liability management framework. The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee of the Board of Directors.

Management of Interest Rate Risk

We manage our balance sheet to mitigate the impact of changes in market interest rates on net income and changes in the fair value of MSR. Key components of our balance sheet strategy include the origination and retention of short-term and adjustable-rate assets, the origination and sale of most fixed-rate and certain hybrid adjustable-rate mortgage loans, the management of MSR and the management of our deposit and borrowing portfolios. We may also modify our interest rate risk profile with interest rate contracts, including embedded derivatives and forward commitments.

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

Asset/Liability Risk Management

The interest rate contracts that are classified as asset/liability risk management instruments are intended to assist in the management of our net interest income. These contracts are often used to modify the repricing period of our interest-bearing funding with the intention of reducing the volatility of changes in net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors and certain derivatives that are embedded in borrowings. The aggregate notional amount of these contracts totaled $38.01 billion at June 30, 2003.

The pay-fixed swaps, interest rate corridors and embedded payor swaptions are intended to assist in reducing the sensitivity of the net interest margin to changes in interest rates. The embedded payor swaptions are exercisable upon maturity, which ranges from July 2003 to February 2004. None of the interest rate corridors had strike rates that were in the money at June 30, 2003. We also use receive-fixed swaps as part of our asset/liability risk management strategy to help us modify the repricing characteristics of certain long-term liabilities to match those of our assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate which more closely resembles our asset repricing characteristics.

MSR Risk Management

As part of our overall approach to interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. Our intent is to offset the changes in fair value and higher amortization levels of MSR with changes in the fair value of risk management instruments. The risk management instruments include forward purchase commitments, interest rate contracts and available-for-sale securities. The goal is to offset decreases (increases) in the fair value of MSR with increases (decreases) in the fair value of the forward purchase commitments, interest rate contracts and available-for-sale securities.

The available-for-sale securities generally consist of fixed-rate debt securities, such as U.S. Government and agency bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate floors and interest rate swaps and swaptions. From time to time, we may choose to embed interest rate contracts into our borrowing instruments, such as repurchase agreements. The forward purchase commitments generally consist of agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities.

As derivatives, the interest rate swaps, swaptions, stand alone interest rate floors and forward commitments receive mark-to-market accounting treatment. Changes in the fair value of instruments that manage MSR fair value changes are recorded as components of noninterest income.

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

The mix of instruments is predicated, in part, on the requirement of lower of cost or market accounting treatment for MSR; i.e. each MSR stratum is recorded at its fair value unless the fair value exceeds the amortized cost. This could result in increases in the fair value of MSR that are not marked-to-market through earnings. Therefore, management may elect to decrease the emphasis on risk management instruments accorded mark-to-market accounting treatment in periods in which the fair value of MSR significantly exceeds its amortized cost.

We also manage the size and risk profile of the MSR asset. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase servicing rights. We also may structure loan sales to reduce the size of the MSR asset.

Other Mortgage Banking Risk Management

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

To manage the warehouse and pipeline risks, we execute forward sales commitments, mortgage option contracts and interest rate futures. A forward sales commitment protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also consider the fallout factor, which represents the percentage of loans that are not expected to close, when determining the appropriate amount of forward sales commitments.

June 30, 2003 and December 31, 2002 Sensitivity Comparison

To analyze net income sensitivity, we project net income over a twelve month horizon based on parallel shifts in the yield curve. Management employs other analyses and interest rate scenarios to evaluate interest rate risk. For example, we project net income and net interest income under a variety of interest rate scenarios, including immediate parallel shifts in the yield curve, non-parallel shifts in the yield curve and more extreme non-parallel rising and falling interest rate environments. These additional scenarios also address the risk exposure over longer periods of time. They also capture the net income and net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. The Company’s net income and net interest income sensitivity analysis methodologies are described in further detail within the “Market Risk Management” section of Management’s Discussion and Analysis in our 2002 Annual Report on Form 10-K.

The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending June 30, 2004 and December 31, 2003 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month period.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net income change for the one-year period beginning:
July 1, 2003	2.20%	4.23%
January 1, 2003	5.11	3.90
Net interest income change for the one-year period beginning:
July 1, 2003	0.52	(3.75)
January 1, 2003	2.11	(5.71)

The projected increase in net income in the -50 basis point scenario in the July 1st analysis was less than in the January 1st analysis due to a reduction in the anticipated increase in net interest income as well as a slightly less favorable change in the fair value of the MSR and the MSR risk management instruments. The change in net interest income was due to modest decreases in the expansion of the net interest margin and increased balance sheet shrinkage. The slight increase in net income in the +200 basis point environment was due to the reduced sensitivity of net interest income which was partially offset by further decreases in gain from mortgage loans. Net interest income improved from the levels in the January 1, 2003 analysis in the +200 basis point scenario mainly due to an increase in interest-earning assets in this environment. The projected growth in interest-earning assets was mainly due to the anticipated purchase of investment securities used to manage the fair value changes of the MSR after the fair value of the MSR begins to exceed its amortized cost and thus cannot be marked-to-market through earnings. The balance sheet was projected to decrease without these purchases of investment securities due to the expected decline in the extremely high levels of loans held for sale that are not expected to be entirely offset by increases in the loans held in portfolio balance.

Maturity and Repricing Information

We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps, payor swaptions, floors and embedded derivatives at June 30, 2003 are indexed to three-month LIBOR.

The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	June 30, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,186)
Contractual maturity		$22,937	$1,507	$8,834	$3,195	$4,708	$3,700	$993
Weighted average pay rate		4.23%	3.25%	4.03%	4.08%	4.39%	5.02%	4.30%
Weighted average receive rate		1.26%	1.23%	1.26%	1.25%	1.30%	1.27%	1.10%
Receive-fixed swaps:	662
Contractual maturity		$5,640	$600	$200	$530	$1,000	–	$3,310
Weighted average pay rate		1.16%	0.87%	1.53%	0.65%	1.29%	–	1.24%
Weighted average receive rate		5.79%	5.10%	6.75%	5.37%	6.81%	–	5.61%
Interest rate corridors:	–
Contractual maturity		$344	$90	$191	$63	–	–	–
Weighted average strike rate—long cap		7.86%	8.63%	8.14%	5.94%	–	–	–
Weighted average strike rate—short cap		9.12%	9.50%	9.48%	7.44%	–	–	–
Embedded pay-fixed swaps:	(169)
Contractual maturity		$2,750	$750	–	–	–	$2,000	–
Weighted average pay rate		4.10%	2.93%	–	–	–	4.54%	–
Weighted average receive rate		1.29%	1.31%	–	–	–	1.28%	–
Embedded caps:	–
Contractual maturity		$534	$34	$500	–	–	–	–
Weighted average strike rate		7.72%	7.25%	7.75%	–	–	–	–
Embedded payor swaptions(1):	–
Contractual maturity (option)		$5,800	$5,300	$500	–	–	–	–
Weighted average strike rate		6.10%	6.09%	6.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$3,750	–	$2,050
Weighted average pay rate		–	–	–	–	5.99%	–	6.31%

Total asset/liability risk management	(693)	$38,005
Other Mortgage Banking Risk Management
Forward purchase commitments:	(44)
Contractual maturity		$15,662	$15,662	–	–	–	–	–
Weighted average price		101.95	101.95
Forward sales commitments:	(65)
Contractual maturity		$74,252	$74,252	–	–	–	–	–
Weighted average price		101.54	101.54
Interest rate futures:	–
Contractual maturity		$81	$30	$30	$14	$6	$1	–
Weighted average price		98.31	98.90	98.54	97.46	96.58	96.02	–
Mortgage put options:	29
Contractual maturity		$9,120	$9,120	–	–	–	–	–
Weighted average strike price		100.90	100.90

Total other mortgage banking risk management	$(80)	$99,115

(1)	Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	June 30, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(62)
Contractual maturity		$2,395	–	–	–	–	–	$2,395
Weighted average pay rate		4.31%	–	–	–	–	–	4.31%
Weighted average receive rate		1.58%	–	–	–	–	–	1.58%
Receive-fixed swaps:	274
Contractual maturity		$8,152	–	$243	–	$200	–	$7,709
Weighted average pay rate		1.13%	–	1.33%	–	1.00%	–	1.12%
Weighted average receive rate		4.27%	–	5.34%	–	5.20%	–	4.22%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	–	–	$100
Weighted average pay rate		4.35%	–	–	–	–	–	4.35%
Weighted average receive rate		4.20%	–	–	–	–	–	4.20%
Floors(2):	201
Contractual maturity		$4,600	–	–	–	–	–	$4,600
Weighted average strike rate		3.18%	–	–	–	–	–	3.18%
Payor swaptions:	94
Contractual maturity (option)		$4,600	–	$1,700	$2,900	–	–	–
Weighted average strike rate		5.39%	–	5.14%	5.53%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$4,600
Weighted average pay rate		–	–	–	–	–	–	5.39%

Total interest rate contracts	507	$19,847
Forward purchase commitments:	47
Contractual maturity		$12,225	$12,225	–	–	–	–	–
Weighted average price		100.18	100.18

Total MSR risk management	$554	$32,072

Total interest rate risk management contracts	$(219)	$169,192

(2)	At June 30, 2003, none of these floors were effective. These contracts will become effective during January 2004.

	June 30, 2003
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$174	$(8)	$166
Investment securities(1):
U.S. Government and agency	10,455	406	10,861

Total MSR risk management	$10,629	$398	$11,027

(1)	Mortgage-backed securities and investment securities mature after 2007.

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,143)
Contractual maturity		$29,742	$8,416	$8,834	$3,210	$4,709	$3,700	$873
Weighted average pay rate		3.92%	2.92%	4.03%	4.09%	4.39%	5.02%	4.68%
Weighted average receive rate		1.56%	1.56%	1.53%	1.57%	1.58%	1.66%	1.37%
Receive-fixed swaps:	591
Contractual maturity		$5,905	$825	$200	$530	$1,000	–	$3,350
Weighted average pay rate		1.39%	1.21%	1.65%	0.90%	1.40%	–	1.49%
Weighted average receive rate		5.81%	5.40%	6.75%	5.37%	6.81%	–	5.62%
Interest rate caps:	–
Contractual maturity		$181	$181	–	–	–	–	–
Weighted average strike rate		7.13%	7.13%	–	–	–	–	–
Interest rate corridors:	–
Contractual maturity		$345	$90	$191	$64	–	–	–
Weighted average strike rate—long cap		7.86%	8.63%	8.14%	5.94%	–	–	–
Weighted average strike rate—short cap		9.11%	9.50%	9.48%	7.44%	–	–	–
Payor swaptions(1):	–
Contractual maturity (option)		$5,000	$5,000	–	–	–	–	–
Weighted average strike rate		6.12%	6.12%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	$750	$3,250
Weighted average pay rate		–	–	–	–	6.05%	6.26%	6.11%
Embedded pay-fixed swaps:	(207)
Contractual maturity		$2,750	–	–	–	–	$2,750	–
Weighted average pay rate		4.73%	–	–	–	–	4.73%	–
Weighted average receive rate		1.74%	–	–	–	–	1.74%	–
Embedded caps:	–
Contractual maturity		$641	$141	$500	–	–	–	–
Weighted average strike rate		7.64%	7.25%	7.75%	–	–	–	–
Embedded payor swaptions(1):	4
Contractual maturity (option)		$6,400	$5,900	$500	–	–	–	–
Weighted average strike rate		6.14%	6.13%	6.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$3,750	–	$2,650
Weighted average pay rate		–	–	–	–	5.99%	–	6.34%

Total asset/liability risk management	(755)	$50,964
Other Mortgage Banking Risk Management
Forward purchase commitments:	101
Contractual maturity		$10,193	$10,193	–	–	–	–	–
Weighted average price		102.38	102.38
Forward sales commitments:	(662)
Contractual maturity		$41,238	$41,238	–	–	–	–	–
Weighted average price		102.34	102.34
Mortgage put options:	7
Contractual maturity		$7,150	$7,150	–	–	–	–	–
Weighted average strike price		99.28	99.28

Total other mortgage banking risk management	$(554)	$58,581

(1)	Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(50)
Contractual maturity		$2,903	–	–	–	–	$1,950	$953
Weighted average pay rate		3.77%	–	–	–	–	3.41%	4.52%
Weighted average receive rate		1.41%	–	–	–	–	1.40%	1.42%
Receive-fixed swaps:	2,176
Contractual maturity		$17,915	–	$561	$500	$700	$1,250	$14,904
Weighted average pay rate		1.57%	–	1.80%	1.41%	1.42%	1.50%	1.58%
Weighted average receive rate		5.65%	–	4.35%	4.54%	5.31%	4.33%	5.86%
Floors(2):	249
Contractual maturity		$3,900	–	–	–	–	$3,900	–
Weighted average strike rate		6.09%	–	–	–	–	6.09%	–
Receiver swaptions:	415
Contractual maturity (option)		$4,000	$300	$800	$2,900	–	–	–
Weighted average strike rate		6.21%	5.42%	5.73%	6.43%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$4,000
Weighted average receive rate		–	–	–	–	–	–	6.21%

Total interest rate contracts	2,790	$28,718
Forward purchase commitments:	236
Contractual maturity		$13,250	$13,250	–	–	–	–	–
Weighted average price		100.35	100.35

Total MSR risk management	$3,026	$41,968

Total interest rate risk management contracts	$1,717	$151,513

(2)	At December 31, 2002, none of these floors were effective. These contracts became effective during May and July 2003.

	December 31, 2002
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$583	$20	$603
Investment securities(1):
U.S. Government and agency	7,268	212	7,480

Total MSR risk management	$7,851	$232	$8,083

(1)	Mortgage-backed securities and investment securities mature after 2007.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. Substantially all of the counterparty credit risk associated with derivative financial instruments is with counterparties rated A or better by Standard & Poor’s at June 30, 2003. The Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral either received from or provided to a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At June 30, 2003 and December 31, 2002, the Company’s credit risk related to derivative financial instruments, net of the effects of collateral and master netting agreements, was $422 million and $780 million.

Gap Report

A historical view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we consider expected prepayment speeds and amortization of principal in addition to the contractual maturities. The analysis excludes reinvestment of cash. Prepayment assumptions are based on internal projections based on an analysis of market prepayment estimates and past experience with our current loan and mortgage-backed securities portfolios. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates and/or repricing intervals. Certain transaction deposits that reprice based on a market index or which typically have frequent repricing intervals are allocated to the repricing or maturity buckets based on the expected repricing period. Non-rate sensitive items such as the reserve for loan losses, mark-to-market adjustments, premiums and discounts and deferred loan fees/costs are not included in the table. Loans held for sale are included in the 0-3 months category, provided that these instruments are offset with forward commitments to sell loans. In addition, MSR risk management contracts are excluded from the analysis except for the pay-fixed swaps that were fair value hedges of specified fixed-rate investment securities.

The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of June 30, 2003. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections, the expected repricing period of certain deposits and the allocation of instruments with optionality to a specific maturity category, especially interest rate contracts. Consequently, the interpretation of the gap information is subjective.

	June 30, 2003
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$81,804	$25,410	$25,721	$175	$133,110
Fixed-rate loans(1)	21,882	8,213	20,178	3,902	54,175
Adjustable-rate securities(1)(2)	23,845	160	44	–	24,049
Fixed-rate securities(1)	462	1,656	6,582	15,569	24,269
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	9,473	–	–	–	9,473
Derivatives matched against assets	3,085	–	(472)	(2,613)	–

	$140,551	$35,439	$52,053	$17,033	$245,076

Interest-Sensitive Liabilities
Noninterest-bearing deposits(3)	$2,007	$7,379	$22,921	$14,198	$46,505
Interest-bearing checking accounts, savings accounts and money market deposit accounts(3)	21,429	14,860	33,592	19,406	89,287
Interest-bearing time deposit accounts	8,894	10,926	9,623	1,219	30,662
Short-term and adjustable-rate borrowings	64,421	3,596	59	224	68,300
Long-term fixed-rate borrowings	3,056	1,433	8,661	5,730	18,880
Derivatives matched against liabilities	(18,003)	3,210	16,985	(2,192)	–

	$81,804	$41,404	$91,841	$38,585	$253,634

Repricing gap	$58,747	$(5,965)	$(39,788)	$(21,552)	$(8,558)

Cumulative gap	$58,747	$52,782	$12,994	$(8,558)	$(8,558)

Cumulative gap as a percentage of total assets	20.74%	18.64%	4.59%	(3.02)%	(3.02)%
Total assets					$283,203

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)	Includes investment in FHLBs.
(3)	Based on projected decay rates and/or repricing periods for checking, savings and money market deposit accounts.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

Washington Mutual, Inc. held its annual meeting of shareholders on April 15, 2003. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Withheld
1.	The election of five directors set forth below:

	Douglas P. Beighle	700,540,006	75,891,164
	Kerry K. Killinger	756,876,805	19,554,365
	Michael K. Murphy	760,957,644	15,473,526
	Elizabeth A. Sanders	713,836,565	62,594,605
	Willis B. Wood, Jr.	700,879,856	75,551,314

		For	Withheld	Abstain	Broker Non-Votes
2.	Approval of Company’s 2003 Equity Incentive Plan	512,168,570	115,924,281	6,363,828	141,974,491

3.	Approval of Company’s Amended and Restated 2002 Employee Stock Purchase Plan	605,562,449	19,307,709	9,586,752	141,974,260

		For	Withheld	Abstain	Broker Non-Votes
4.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Auditors	689,948,286	81,176,504	5,305,217	1,163

Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Anne V. Farrell, Stephen E. Frank, Phillip D. Matthews, Margaret Osmer McQuade, Mary E. Pugh, William G. Reed, Jr., William D. Schulte and James H. Stever.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

See Index of Exhibits on page 57.

(b)    Reports on Form 8-K

1.    The Company filed a report on Form 8-K dated April 15, 2003, under Item 9. The report included a press release reporting Washington Mutual’s results of operations for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

WASHINGTON MUTUAL, INC.

By:	/s/ THOMAS W. CASEY

Thomas W. Casey Executive Vice President and Chief Financial Officer

By:	/s/ ROBERT H. MILES

Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of Washington Mutual, Inc., as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).

3.3	Restated Bylaws of Washington Mutual, Inc., as amended (filed herewith).

4.1	Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).

4.2	Washington Mutual, Inc. will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of Washington Mutual, Inc. and its consolidated subsidiaries.

4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company’s Registration Statement on Form S-3. File No. 333-63976).

4.4	2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).

99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).