Form 10-Q
period 2003-09-30
WASHINGTON MUTUAL INC
filed 2003-11-13
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]    No  [    ]

The number of shares outstanding of the issuer’s classes of common stock as of October 31, 2003:

Common Stock – 899,338,464(1)

(1) Includes 6 million shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	(Restated) 2002	2003	(Restated) 2002
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$619	$388	$1,834	$1,192
Loans held in portfolio	1,997	2,287	6,152	7,033
Available-for-sale securities	402	652	1,388	2,411
Other interest and dividend income	65	86	218	245

Total interest income	3,083	3,413	9,592	10,881
Interest Expense
Deposits	538	679	1,674	1,996
Borrowings	591	815	1,923	2,470

Total interest expense	1,129	1,494	3,597	4,466

Net interest income	1,954	1,919	5,995	6,415
Provision for loan and lease losses	113	135	356	470

Net interest income after provision for loan and lease losses	1,841	1,784	5,639	5,945
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	542	508	1,748	1,609
Amortization of mortgage servicing rights	(665)	(713)	(2,665)	(1,696)
Mortgage servicing rights recovery (impairment)	368	(1,849)	96	(2,911)
Revaluation gain (loss) from derivatives	(172)	1,694	643	2,535
Net settlement income from certain interest-rate swaps	130	116	354	224
Gain (loss) from mortgage loans	(271)	418	939	889
Other home loan mortgage banking income, net	292	105	538	260

Total home loan mortgage banking income	224	279	1,653	910
Depositor and other retail banking fees	471	426	1,346	1,185
Securities fees and commissions	103	92	291	272
Insurance income	50	46	155	132
Portfolio loan related income	116	85	344	226
Gain from other available-for-sale securities	557	356	689	195
Gain (loss) on extinguishment of securities sold under agreements to repurchase	7	98	(129)	293
Other income	120	(4)	325	175

Total noninterest income	1,648	1,378	4,674	3,388
Noninterest Expense
Compensation and benefits	860	719	2,497	2,141
Occupancy and equipment	356	289	1,035	859
Telecommunications and outsourced information services	153	136	440	409
Depositor and other retail banking losses	50	55	151	153
Amortization of other intangible assets	15	17	46	50
Advertising and promotion	55	75	201	188
Professional fees	71	55	195	161
Other expense	304	270	925	763

Total noninterest expense	1,864	1,616	5,490	4,724

Income before income taxes	1,625	1,546	4,823	4,609
Income taxes	602	567	1,786	1,690

Net Income	$1,023	$979	$3,037	$2,919

Net Income Attributable to Common Stock	$1,023	$978	$3,037	$2,914

Net income per common share:
Basic	$1.14	$1.03	$3.34	$3.07
Diluted	1.11	1.02	3.27	3.01
Dividends declared per common share	0.40	0.27	0.99	0.78
Basic weighted average number of common shares outstanding (in thousands)	899,579	947,293	910,449	949,868
Diluted weighted average number of common shares outstanding (in thousands)	918,372	963,422	927,470	966,938

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30, 2003	(Restated) December 31, 2002
	(dollars in millions)
Assets
Cash and cash equivalents	$5,811	$7,208
Federal funds sold and securities purchased under resale agreements	12	2,015
Available-for-sale securities, total amortized cost of $36,916 and $42,592:
Mortgage-backed securities (including assets pledged of $7,439 and $6,570)	14,352	28,375
Investment securities (including assets pledged of $13,006 and $10,679)	22,831	15,597

	37,183	43,972
Loans held for sale	31,339	33,996
Loans held in portfolio	164,499	147,528
Allowance for loan and lease losses	(1,699)	(1,653)

Total loans held in portfolio, net of allowance for loan and lease losses	162,800	145,875
Investment in Federal Home Loan Banks	3,429	3,703
Mortgage servicing rights	5,870	5,341
Goodwill	6,253	6,270
Other assets	33,934	19,845

Total assets	$286,631	$268,225

Liabilities
Deposits:
Noninterest-bearing deposits	$39,197	$37,515
Interest-bearing deposits	124,944	118,001

Total deposits	164,141	155,516
Federal funds purchased and commercial paper	4,140	1,247
Securities sold under agreements to repurchase	20,468	16,717
Advances from Federal Home Loan Banks	43,743	51,265
Other borrowings	14,424	15,264
Other liabilities	19,274	8,155

Total liabilities	266,190	248,164

Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 913,854,221 and 944,046,787 shares issued and outstanding	-	-
Capital surplus – common stock	4,796	5,961
Accumulated other comprehensive (loss) income	(419)	175
Retained earnings	16,064	13,925

Total stockholders’ equity	20,441	20,061

Total liabilities and stockholders’ equity	$286,631	$268,225

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2001 (previously reported)	873.1	$3,178	$(243)	$11,128	$14,063
Restatement adjustment (see Note 2)	-	-	-	(38)	(38)

BALANCE, December 31, 2001 (as restated)	873.1	3,178	(243)	11,090	14,025
Comprehensive income:
Net income (restated)	-	-	-	2,919	2,919
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	-	-	1,528	-	1,528
Net unrealized loss on cash flow hedging instruments	-	-	(682)	-	(682)
Minimum pension liability adjustment	-	-	(2)	-	(2)

Total comprehensive income					3,763
Cash dividends declared on common stock	-	-	-	(756)	(756)
Cash dividends declared on redeemable preferred stock	-	-	-	(5)	(5)
Common stock repurchased and retired	(27.1)	(942)	-	-	(942)
Common stock issued for acquisitions	96.4	3,672	-	-	3,672
Fair value of Dime stock options	-	90	-	-	90
Common stock issued to redeem preferred stock	4.3	102	-	-	102
Common stock issued	7.1	183	-	-	183

BALANCE, September 30, 2002 (restated)	953.8	$6,283	$601	$13,248	$20,132

BALANCE, December 31, 2002 (previously reported)	944.0	$5,961	$175	$13,998	$20,134
Restatement adjustment (see Note 2)	-	-	-	(73)	(73)

BALANCE, December 31, 2002 (as restated)	944.0	5,961	175	13,925	20,061
Comprehensive income:
Net income	-	-	-	3,037	3,037
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	-	-	(707)	-	(707)
Net unrealized gain on cash flow hedging instruments	-	-	117	-	117
Minimum pension liability adjustment	-	-	(4)	-	(4)

Total comprehensive income					2,443
Cash dividends declared on common stock	-	-	-	(898)	(898)
Common stock repurchased and retired	(39.0)	(1,430)	-	-	(1,430)
Common stock issued	8.9	265	-	-	265

BALANCE, September 30, 2003	913.9	$4,796	$(419)	$16,064	$20,441

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	(Restated) 2002
	(in millions)
Cash Flows from Operating Activities
Net income	$3,037	$2,919
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan and lease losses	356	470
Gain from mortgage loans	(939)	(889)
Gain from securities	(949)	(214)
Revaluation gain from derivatives	(643)	(2,535)
Loss (gain) on extinguishment of securities sold under agreements to repurchase	129	(293)
Depreciation and amortization	2,945	2,146
Mortgage servicing rights (recovery) impairment	(96)	2,911
Stock dividends from Federal Home Loan Banks	(101)	(153)
Origination and purchases of loans held for sale, net of principal payments	(273,657)	(139,197)
Proceeds from sales of loans held for sale	270,838	142,211
Increase in other assets	(3,130)	(1,533)
Increase in other liabilities	709	1,835

Net cash (used) provided by operating activities	(1,501)	7,678
Cash Flows from Investing Activities
Purchases of securities	(22,433)	(45,940)
Proceeds from sales and maturities of mortgage-backed securities	8,907	6,257
Proceeds from sales and maturities of other available-for-sale securities	14,724	53,698
Principal payments on securities	7,816	6,763
Purchases of Federal Home Loan Bank stock	(279)	(4)
Redemption of Federal Home Loan Bank stock	663	668
Proceeds from sales of mortgage servicing rights	406	822
Origination and purchases of loans held in portfolio	(82,309)	(57,959)
Principal payments on loans held in portfolio	66,275	49,936
Proceeds from sales of foreclosed assets	377	252
Net decrease in federal funds sold and securities purchased under resale agreements	2,003	68
Net cash used for acquisitions	-	(2,215)
Purchases of premises and equipment, net	(749)	(672)

Net cash (used) provided by investing activities	$(4,599)	$11,674

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Continued from the previous page.)

	Nine Months Ended September 30,
	2003	(Restated) 2002
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$8,625	$18,255
Increase (decrease) in short-term borrowings	8,396	(13,198)
Proceeds from long-term borrowings	9,051	30,293
Repayments of long-term borrowings	(11,759)	(38,343)
Proceeds from advances from Federal Home Loan Banks	62,118	24,901
Repayments of advances from Federal Home Loan Banks	(69,622)	(38,159)
Cash dividends paid on preferred and common stock	(898)	(761)
Repurchase of common stock	(1,430)	(942)
Other	222	161

Net cash provided (used) by financing activities	4,703	(17,793)

(Decrease) increase in cash and cash equivalents	(1,397)	1,559
Cash and cash equivalents, beginning of period	7,208	3,563

Cash and cash equivalents, end of period	$5,811	$5,122

Noncash Activities
Loans exchanged for mortgage-backed securities	$2,179	$5,297
Real estate acquired through foreclosure	359	337
Cash Paid During the Period for
Interest on deposits	$1,642	$1,980
Interest on borrowings	1,985	2,445
Income taxes	2,701	2,416

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

Recently Adopted Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement” or “SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement, which was effective for financial instruments entered into or modified after May 31, 2003 and for all financial instruments on July 1, 2003, did not have a material impact on the Consolidated Financial Statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and did not have a material impact on the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This Interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Consolidated Financial Statements. The Company adopted the provisions of FIN 46 for existing variable interest entities on July 1, 2003, which also did not have a material effect on the Consolidated Financial Statements.

As of September 30, 2003, the Company had variable interests in securitization trusts, which are discussed in the 2002 Annual Report on Form 10-K in Note 5 to the Consolidated Financial Statements – “Mortgage Banking Activities.” These trusts are qualifying special-purpose entities and thus are not subject to the consolidation requirements of FIN 46. The Company reports its rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has not identified any unconsolidated investments in variable interest entities that are not qualifying special-purpose entities as of September 30, 2003.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under APB Opinion No. 25.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company’s net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$1,023	$978	$3,037	$2,914
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10	4	43	18
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(20)	(97)	(59)

Pro forma net income attributable to common stock	$1,005	$962	$2,983	$2,873

Net income per common share:
Basic:
As reported	$1.14	$1.03	$3.34	$3.07
Pro forma	1.12	1.02	3.28	3.02
Diluted:
As reported	1.11	1.02	3.27	3.01
Pro forma	1.09	1.00	3.22	2.97

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. Refer to Note 5 to the Consolidated Financial Statements - “Guarantees” for discussion on significant guarantees that have been entered into by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2:  Restatement of Financial Statements

After announcing its earnings for the third quarter, the Company concluded that the inclusion of certain components (i.e., deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also resulted in a $73 million decrease to other assets and a corresponding $73 million decrease to retained earnings as of December 31, 2002. The restatement only affects periods commencing with the second quarter of 2000 when the policies were first acquired. The Company has corrected its accounting for all affected prior reporting periods. The tables below show the impact of the restatements to net income and basic and diluted earnings per share for those periods:

	Three Months Ended
	June 30, 2003	Mar. 31, 2003
	(in millions, except per share amounts)
Net income:
Net income as previously reported	$1,020	$1,003
Restatement adjustment	(3)	(6)

Net income as restated	$1,017	$997

Basic earnings per share:
Net income attributable to common stock as previously reported	1.12	1.09
Restatement adjustment	-	(0.01)
Net income attributable to common stock as restated	1.12	1.08

Diluted earnings per share:
Net income attributable to common stock as previously reported	1.10	1.07
Restatement adjustment	(0.01)	-
Net income attributable to common stock as restated	1.09	1.07

	Three Months Ended
	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in millions, except per share amounts)
Net income:
Net income as previously reported	$981	$990	$956
Restatement adjustment	(2)	(2)	(4)

Net income as restated	$979	$988	$952

Basic earnings per share:
Net income attributable to common stock as previously reported	1.04	1.04	1.01
Restatement adjustment	(0.01)	(0.01)	(0.01)
Net income attributable to common stock as restated	1.03	1.03	1.00

Diluted earnings per share:
Net income attributable to common stock as previously reported	1.02	1.01	0.99
Restatement adjustment	-	-	-
Net income attributable to common stock as restated	1.02	1.01	0.99

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Nine Months Ended September 30,
2002
(in millions, except per share amounts)
Net income:
Net income as previously reported	$2,927
Restatement adjustment	(8)

Net income as restated	$2,919

Basic earnings per share:
Net income attributable to common stock as previously reported	3.08
Restatement adjustment	(0.01)
Net income attributable to common stock as restated	3.07

Diluted earnings per share:
Net income attributable to common stock as previously reported	3.02
Restatement adjustment	(0.01)
Net income attributable to common stock as restated	3.01

	Year Ended December 31,
	2002	2001	2000
	(in millions, except per share amounts)
Net income:
Net income as previously reported	$3,896	$3,114	$1,899
Restatement adjustment	(35)	(10)	(28)

Net income as restated	$3,861	$3,104	$1,871

Basic earnings per share:
Net income attributable to common stock as previously reported	4.12	3.65	2.37
Restatement adjustment	(0.03)	(0.01)	(0.04)
Net income attributable to common stock as restated	4.09	3.64	2.33

Diluted earnings per share:
Net income attributable to common stock as previously reported	4.05	3.59	2.36
Restatement adjustment	(0.03)	(0.01)	(0.04)
Net income attributable to common stock as restated	4.02	3.58	2.32

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3:  Earnings Per Share

Information used to calculate earnings per share (“EPS”) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts)
Net income
Net income	$1,023	$979	$3,037	$2,919
Accumulated dividends on preferred stock	-	(1)	-	(5)

Net income attributable to common stock	$1,023	$978	$3,037	$2,914

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	899,579	947,293	910,449	949,868
Dilutive effect of potential common shares from:
Stock options	9,774	8,460	8,860	8,991
Premium Income Equity SecuritiesSM (1)	-	775	-	1,269
Trust Preferred Income Equity Redeemable SecuritiesSM	9,019	6,894	8,161	6,810

Diluted weighted average number of common shares outstanding	918,372	963,422	927,470	966,938

Net income per common share
Basic	$1.14	$1.03	$3.34	$3.07
Diluted	1.11	1.02	3.27	3.01

(1)	Redeemed on August 16, 2002.

For the three and nine months ended September 30, 2003, options to purchase an additional 54,700 and 1,891,409 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect. For the three and nine months ended September 30, 2002, options to purchase an additional 464,025 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.4944 per share, were, as of January 1, 2003, held in escrow for the benefit of the investors in Keystone Holdings, the Federal Deposit Insurance Corporation (“FDIC”) as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. Under the terms of the original agreement, the conditions under which these shares could be released from escrow to the Keystone Holdings’ investors and the FDIC were related to the outcome of certain litigation and were not based on future earnings or market prices. The escrow would have by its terms automatically expired on December 20, 2002, absent the occurrence of certain circumstances that would extend it. The Company disagreed with the Keystone Holdings’ investors and the FDIC as to whether these circumstances had occurred.

Pursuant to an amended tolling agreement, the parties agreed to return to the Company 225,000 shares per month through September 30, 2003, while they attempted to resolve their disagreement. During the nine months ended September 30, 2003, 1,800,000 of these shares were returned to the Company. An additional 225,000

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

shares were received by the Company in October 2003. At September 30, 2003, the Company continued to assert that the conditions for releasing the remaining shares to the Keystone Holdings’ investors and the FDIC had not occurred, and thus the remaining shares were still in the escrow. Therefore, none of the shares in the escrow during the periods indicated above were included in the above computations.

Subsequent to September 30, 2003, the parties settled their disagreement. The FDIC agreed to sell its interest in the escrow to Escrow Partners, L.P., a partnership owned by investors in Keystone Holdings. The Company, Keystone Holdings and Escrow Partners then agreed that 9,975,000 shares would be returned immediately to the Company, together with the related accumulated dividends and interest on these shares. Six million shares will remain in the escrow, together with the accumulated dividends and interest thereon, under substantially the same terms as set forth in the original agreement, except that the expiration date has been extended to December 20, 2008, subject to certain limited extensions. As of the date hereof, the escrow agent is in the process of returning the 9,975,000 shares to the Company, together with related accumulated dividends and interest. The Company expects that the accumulated dividends and interest thereon will be approximately $60 million. Substantially all of this amount will consist of accumulated dividends and thus will be credited to retained earnings.

Note 4:  Mortgage Banking Activities

Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$583,823	$477,309	$604,504	$382,500
Home loans:
Additions through acquisitions	-	-	-	49,242
Other additions	105,883	52,910	291,391	162,067
Sales	-	-	(2,960)	-
Loan payments and other	(111,834)	(51,957)	(315,257)	(115,576)
Net change in commercial real estate loans serviced for others	(50)	13	144	42

Balance, end of period	$577,822	$478,275	$577,822	$478,275

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Changes in the balance of mortgage servicing rights (“MSR”), net of the valuation allowance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$4,598	$6,489	$5,341	$6,241
Home loans:
Additions through acquisitions	-	-	-	926
Other additions	1,587	732	3,502	2,810
Amortization	(665)	(713)	(2,665)	(1,696)
Recovery (impairment provision)	368	(1,849)	96	(2,911)
Sales	(18)	(111)	(406)	(822)
Net change in commercial real estate MSR	-	-	2	-

Balance, end of period(1)	$5,870	$4,548	$5,870	$4,548

(1)	At September 30, 2003 and 2002, the aggregate mortgage servicing rights fair value was $5.90 billion and $4.57 billion.

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Balance, beginning of period	$3,444	$2,568	$4,521	$1,714
(Recovery) impairment provision	(368)	1,849	(96)	2,911
Other than temporary impairment	-	-	(1,115)	-
Sales	(1)	(97)	(235)	(305)

Balance, end of period	$3,075	$4,320	$3,075	$4,320

At September 30, 2003, the expected weighted average life of the Company’s MSR was 3.5 years. Projected amortization expense for the gross carrying value of MSR at September 30, 2003 is estimated to be as follows (in millions):

Remainder of 2003	$705
2004	2,168
2005	1,419
2006	1,012
2007	760
2008	586
After 2008	2,295

Gross carrying value of MSR	8,945
Less: valuation allowance	(3,075)

Net carrying value of MSR	$5,870

The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

prepayment assumptions, that were used to determine amortization expense for the third quarter of 2003. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5:  Guarantees

In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of September 30, 2003 and December 31, 2002, loans sold with recourse totaled $3.55 billion and $4.26 billion. The Company’s recourse reserve related to these loans totaled $23 million and $11 million at September 30, 2003 and December 31, 2002.

The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan’s origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2003 and December 31, 2002, the amount of loans sold without recourse totaled $574.27 billion and $600.25 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has reserved $107 million as of September 30, 2003 and $74 million as of December 31, 2002 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company continues to enhance its segment reporting process methodologies. Changes to the operating segment structure and the funds transfer pricing methodology were made during the first quarter of 2003. Additionally, effective January 1, 2003, the primary management responsibilities for the Company’s originated home loan mortgage-backed securities portfolio were transferred from the Home Loans and Insurance Services Group to the Company’s Treasury operations. Accordingly, the earnings performance and financial condition of this portfolio are now included within the Corporate Support/Treasury and Other category. Results for the prior periods have been restated to conform to all of these changes.

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

The Corporate Support/Treasury and Other category includes management of the Company’s interest rate risk, liquidity, capital, borrowings, and investment securities and home loan mortgage-backed securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company’s technology services, facilities, legal, accounting and human resources. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company’s net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments. The funds transfer pricing methodology isolates the majority of interest rate risk and concentrates it in the Company’s Treasury operations. It captures historical interest rate sensitivity of the balance sheet, risk management decisions within approved limits and the temporary divergence of funds transfer pricing assumptions from the actual duration of assets and liabilities. Certain basis and other residual risk remains in the operating segments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2003
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$922		$1,175		$365		$(508)	$-		$1,954
Provision for loan and lease losses	42		47		53		1	(30	)(1)	113
Noninterest income	665		229		158		596	-		1,648
Noninterest expense	989		832		111		147	(215	)(2)	1,864
Income taxes (benefit)	212		192		135		(22)	85	(3)	602

Net income (loss)	$344		$333		$224		$(38)	$160		$1,023

Performance and other data:
Efficiency ratio	54.80	%(4)	54.19	%(4)	16.65	%(4)	n/a	n/a		51.76	%(5)
Average loans	$28,374		$143,602		$31,793		$141	$(377	)(6)	$203,533
Average assets	37,296		185,274		35,501		32,521	(377	)(6)	290,215
Average deposits	127,392		35,458		4,440		6,655	n/a		173,945

	Three Months Ended September 30, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$789		$820		$311		$(1)	$-		$1,919
Provision for loan and lease losses	42		45		60		9	(21	)(1)	135
Noninterest income (expense)	563		969		5		(159)	-		1,378
Noninterest expense	920		678		97		134	(213	)(2)	1,616
Income taxes (benefit)	148		391		60		(111)	79	(3)	567

Net income (loss)	$242		$675		$99		$(192)	$155		$979

Performance and other data:
Efficiency ratio	59.27	%(4)	33.97	%(4)	23.49	%(4)	n/a	n/a		49.02	%(5)
Average loans	$21,463		$120,594		$30,318		$(22)	$(453	)(6)	$171,900
Average assets	29,763		153,741		32,547		45,527	(453	)(6)	261,125
Average deposits	116,579		12,717		2,938		3,239	n/a		135,473

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the impact to the allowance for loan and lease losses that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Nine Months Ended September 30, 2003
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,678		$3,420		$1,048		$(1,151)	$-		$5,995
Provision for loan and lease losses	116		132		156		16	(64	)(1)	356
Noninterest income	1,872		2,109		187		506	-		4,674
Noninterest expense	2,857		2,507		330		433	(637	)(2)	5,490
Income taxes (benefit)	600		1,074		282		(405)	235	(3)	1,786

Net income (loss)	$977		$1,816		$467		$(689)	$466		$3,037

Performance and other data:
Efficiency ratio	54.98	%(4)	41.51	%(4)	21.11	%(4)	n/a	n/a		51.46	%(5)
Average loans	$25,873		$140,824		$31,113		$105	$(383	)(6)	$197,532
Average assets	34,584		178,128		34,796		37,907	(383	)(6)	285,032
Average deposits	125,618		30,352		3,616		5,650	n/a		165,236

	Nine Months Ended September 30, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$2,214		$2,417		$925		$859	$-		$6,415
Provision for loan and lease losses	117		136		188		26	3	(1)	470
Noninterest income (expense)	1,615		1,963		48		(238)	-		3,388
Noninterest expense	2,608		1,904		292		524	(604	)(2)	4,724
Income taxes	418		879		186		26	181	(3)	1,690

Net income	$686		$1,461		$307		$45	$420		$2,919

Performance and other data:
Efficiency ratio	59.29	%(4)	38.88	%(4)	23.23	%(4)	n/a	n/a		48.19	%(5)
Average loans	$20,463		$121,599		$30,219		$30	$(471	)(6)	$171,840
Average assets	28,608		145,593		32,317		64,615	(471	)(6)	270,662
Average deposits	110,772		11,481		2,780		5,000	n/a		130,033

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the impact to the allowance for loan and lease losses that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31, 2002
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$3,018		$3,409		$1,262		$652	$-		$8,341
Provision for loan and lease losses	160		187		271		34	(57	)(1)	595
Noninterest income (expense)	2,222		2,522		114		(103)	-		4,755
Noninterest expense	3,508		2,661		400		631	(818	)(2)	6,382
Income taxes (benefit)	602		1,143		265		(43)	291	(3)	2,258

Net income (loss)	$970		$1,940		$440		$(73)	$584		$3,861

Performance and other data:
Efficiency ratio	58.24	%(4)	40.28	%(4)	22.55	%(4)	n/a	n/a		48.73	%(5)
Average loans	$20,915		$124,566		$30,488		$32	$(468	)(6)	$175,533
Average assets	29,071		151,537		32,653		58,627	(468	)(6)	271,420
Average deposits	113,250		13,730		2,836		4,885	n/a		134,701

	Year Ended December 31, 2001
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$2,142		$1,635		$1,023		$2,076	$-		$6,876
Provision for loan and lease losses	146		189		298		32	(90	)(1)	575
Noninterest income (expense)	1,793		1,474		74		(103)	-		3,238
Noninterest expense	2,512		1,456		294		613	(258	)(2)	4,617
Income taxes	483		566		189		491	89	(3)	1,818

Net income	$794		$898		$316		$837	$259		$3,104

Performance and other data:
Efficiency ratio	61.89	%(4)	42.43	%(4)	22.73	%(4)	n/a	n/a		45.65	%(5)
Average loans	$13,123		$107,528		$27,684		$411	$(432	)(6)	$148,314
Average assets	17,931		121,603		29,261		57,178	(432	)(6)	225,541
Average deposits	82,384		7,860		2,613		3,665	n/a		96,522

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	Represents the impact to the allowance for loan and lease losses that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31, 2000
	Banking and Financial Services		Home Loans and Insurance Services		Specialty Finance		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,061		$1,645		$822		$(217)	$-		$4,311
Provision for loan and lease losses	65		101		148		(1)	(128	)(1)	185
Noninterest income (expense)	1,403		548		42		(37)	-		1,956
Noninterest expense	2,010		679		215		361	(139	)(2)	3,126
Income taxes (benefit)	528		537		190		(226)	56	(3)	1,085

Net income (loss)	$861		$876		$311		$(388)	$211		$1,871

Performance and other data:
Efficiency ratio	56.80	%(4)	27.69	%(4)	21.94	%(4)	n/a	n/a		49.88	%(5)
Average loans	$9,315		$86,044		$22,383		$-	n/a		$117,742
Average assets	12,441		109,130		22,839		43,147	n/a		187,557
Average deposits	78,074		1,213		191		798	n/a		80,276

(1)	Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.
(2)	Represents the corporate offset for goodwill cost of capital allocated to segments.
(3)	Represents the tax effect of reconciling adjustments.
(4)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(5)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

Note 7: Subsequent Event

At the end of September 2003, the Company announced a major realignment and the decision to place the mortgage and consumer banking businesses under one common management, and to place all commercial and specialty lending businesses under one common management. The Company is conducting a comprehensive review of all its businesses with a focus on realigning its operations and systems around these two customer groups – retail consumers and commercial clients.

The Company is in the process of evaluating the changes necessary to reflect this new structure for management reporting purposes. Those changes are expected to be reflected in the Company’s 2003 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for all reporting periods beginning with the second quarter of 2000. The accompanying management’s discussion and analysis takes into account the effects of the restatement.

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are:

•	General business and economic conditions may significantly affect our earnings;

•	If we are unable to effectively manage the volatility of our mortgage banking business, our earnings could be adversely affected;

•	Many of our interest rate and MSR risk management strategies depend on trading in mortgage-related financial instruments in the secondary market. If periods of illiquidity develop in these markets, our ability to effectively implement our risk management strategies could be adversely affected;

•	If we are unable to effectively implement our business operations technology solutions, our earnings and financial condition could be adversely affected;

•	If we are unable to fully realize the operational and systems efficiencies and revenue enhancements sought to be achieved from our recently announced business segment realignment, our earnings could be adversely affected;

•	The financial services industry is highly competitive; and

•	Changes in the regulation of financial services companies and government-sponsored enterprises could adversely affect our business.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures is effective, future events affecting our business may cause us to modify our disclosure controls and procedures.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2003.

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

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards (“Statement”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge accounting criteria. These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2002 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions, except per share amounts and ratios)
Profitability
Net interest income	$1,954	$1,919	$5,995	$6,415
Net interest margin	3.15%	3.36%	3.26%	3.55%
Noninterest income	$1,648	$1,378	$4,674	$3,388
Noninterest expense	1,864	1,616	5,490	4,724
Net income	1,023	979	3,037	2,919
Net income per common share:
Basic	$1.14	$1.03	$3.34	$3.07
Diluted	1.11	1.02	3.27	3.01
Basic weighted average number of common shares outstanding (in thousands)	899,579	947,293	910,449	949,868
Diluted weighted average number of common shares outstanding (in thousands)	918,372	963,422	927,470	966,938
Dividends declared per common share	$0.40	$0.27	$0.99	$0.78
Return on average assets	1.41%	1.50%	1.42%	1.44%
Return on average common equity	19.82	18.79	19.50	19.88
Efficiency ratio(1)	51.76	49.02	51.46	48.19

Asset Quality
Nonaccrual loans(2)	$1,920	$2,188	$1,920	$2,188
Foreclosed assets	304	309	304	309

Total nonperforming assets	2,224	2,497	2,224	2,497
Nonperforming assets/total assets	0.78%	0.95%	0.78%	0.95%
Restructured loans	$118	$112	$118	$112

Total nonperforming assets and restructured loans	2,342	2,609	2,342	2,609
Allowance for loan and lease losses	1,699	1,705	1,699	1,705
Allowance as a percentage of total loans held in portfolio	1.03%	1.15%	1.03%	1.15%
Provision for loan and lease losses	$113	$135	$356	$470
Net charge-offs	111	88	324	303

Capital Adequacy
Stockholders’ equity/total assets	7.13%	7.67%	7.13%	7.67%
Tangible common equity(3)/total tangible assets(3)	5.26	5.25	5.26	5.25
Estimated total risk-based capital/risk-weighted assets(4)	11.54	11.14	11.54	11.14

Per Common Share Data
Book value per common share(5)	$22.77	$21.51	$22.77	$21.51
Market prices:
High	42.75	38.50	43.90	39.45
Low	36.92	30.98	32.98	30.98
Period end	39.37	31.47	39.37	31.47

(1)	The efficiency ratio is defined as noninterest expense, divided by total revenue (net interest income and noninterest income).
(2)	Excludes nonaccrual loans held for sale.
(3)	Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(4)	Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that complies with Federal Reserve Board capital requirements.
(5)	Excludes 16,200,000 shares held in escrow at September 30, 2003, and 18,000,000 shares held in escrow at September 30, 2002.

Summary Financial Data (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$46,956	$25,740	$45,353	$25,059
Total loans held in portfolio	156,577	146,160	152,179	146,781
Total interest-earning assets	249,641	229,364	245,813	240,253
Total assets	290,215	261,125	285,032	270,662
Total interest-bearing deposits	124,488	111,408	121,221	106,989
Total noninterest-bearing deposits	49,457	24,065	44,015	23,044
Total stockholders’ equity	20,657	20,827	20,764	19,552
Period-end balance sheet:
Loans held for sale	31,339	29,508	31,339	29,508
Loans held in portfolio, net of allowance for loan and lease losses	162,800	146,157	162,800	146,157
Total assets	286,631	262,585	286,631	262,585
Total deposits	164,141	140,608	164,141	140,608
Total stockholders’ equity	20,441	20,132	20,441	20,132
Loan volume:
Home loans:
Adjustable rate	28,225	25,928	76,503	58,629
Fixed rate	81,694	38,323	229,854	108,553
Specialty mortgage finance(1)	5,460	3,187	14,647	9,388

Total home loan volume	115,379	67,438	321,004	176,570
Total loan volume	130,586	75,483	357,529	198,949
Home loan refinancing(2)	83,564	45,334	237,523	112,583
Total refinancing(2)	86,774	46,321	244,254	115,785

(1)	Represents purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage.
(2)	Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance

Net Interest Income

Net interest income increased $35 million, or 2%, for the three months ended September 30, 2003, compared with the same period in 2002. This increase was due to higher levels of average interest-earning assets, with most of this growth occurring in loans held for sale and home equity loans and lines of credit. The increase in net interest income was substantially offset by the contraction of the net interest margin, which declined to 3.15% for the three months ended September 30, 2003 from 3.36% for the same period in 2002, largely due to the continued downward repricing of loans and debt securities from the higher interest rate environment of the previous twelve months. The decline in the margin was partially offset by a decrease in interest-bearing checking (Platinum) rates and higher levels of noninterest-bearing custodial balances. The average rate paid on Platinum accounts decreased to 1.82% from 2.92% on average balances of $58.49 billion and $40.44 billion for the three months ended September 30, 2003 and 2002.

For the nine months ended September 30, 2003, net interest income decreased $420 million or 7% compared with the same period in 2002. This decrease resulted from contraction of the margin, which declined to 3.26% for the nine months ended September 30, 2003 from 3.55% for the same period in 2002, as yields on loans and debt securities continued to reprice downward from the higher interest rate environment of 2002. The decline in the margin was partially offset by decreases in the rates paid on interest-bearing deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased to 1.93% from 3.13% on average balances of $55.30 billion and $29.43 billion for the nine months ended September 30, 2003 and 2002. Growth in noninterest-bearing sources, primarily from higher average custodial balances, also offset the contraction in the margin by 15 basis points for the nine months ended September 30, 2003, as compared with the same period in 2002. Higher average balances of loans held for sale and home equity loans and lines of credit during the nine months ended September 30, 2003, further reduced the decline in net interest income.

The Company expects further contraction of the margin in the fourth quarter of 2003 due to lower yields on available-for-sale securities and a decrease in average custodial balances that will occur if loan refinancing activity continues to decline.

Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $153 million and $447 million for the three and nine months ended September 30, 2003, compared with $146 million and $275 million for the same periods in 2002.

Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$1,350	2.16%	$7	$3,707	1.74%	$17
Available-for-sale securities(1):
Mortgage-backed securities	21,174	4.51	239	24,882	5.53	344
Investment securities	17,788	3.65	163	24,472	5.02	308
Loans held for sale(2)	46,956	5.27	619	25,740	6.03	388
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	84,460	4.56	963	84,276	5.85	1,232
Purchased specialty mortgage finance	10,777	5.30	143	9,141	6.28	144

Total home loans	95,237	4.64	1,106	93,417	5.89	1,376
Home construction loans:
Builder(4)	1,105	4.47	13	1,214	5.53	17
Custom(5)	977	6.90	17	891	8.15	18
Home equity loans and lines of credit:
Banking subsidiaries	22,209	4.82	267	14,170	5.97	211
Washington Mutual Finance	2,077	11.56	60	2,225	11.96	67
Multi-family	19,920	5.16	258	18,094	5.92	269
Other real estate	6,989	6.31	111	8,412	6.76	143

Total loans secured by real estate	148,514	4.93	1,832	138,423	6.07	2,101
Consumer:
Banking subsidiaries	1,191	8.46	25	2,119	9.53	51
Washington Mutual Finance	1,784	19.68	88	1,708	19.13	82
Commercial business	5,088	4.02	52	3,910	5.34	53

Total loans held in portfolio	156,577	5.09	1,997	146,160	6.25	2,287
Other	5,796	3.96	58	4,403	6.23	69

Total interest-earning assets	249,641	4.93	3,083	229,364	5.94	3,413
Noninterest-earning assets:
Mortgage servicing rights	6,250			5,933
Goodwill	6,253			6,231
Other	28,071			19,597

Total assets	$290,215			$261,125

(This table is continued on the next page.)

(1)	The average balance and yield are based on average amortized cost balances.
(2)	Nonaccrual loans are included in the average loan amounts outstanding.
(3)	Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $96 million and $58 million for the three months ended September 30, 2003 and 2002.
(4)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)	Represents construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended September 30,
	2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$64,057	1.68%	$272	$46,508	2.59%	$304
Savings accounts and money market deposit accounts	28,674	0.88	63	29,963	1.45	110
Time deposit accounts	31,757	2.53	203	34,937	3.01	265

Total interest-bearing deposits	124,488	1.72	538	111,408	2.42	679
Federal funds purchased and commercial paper	5,041	1.37	17	1,983	2.06	10
Securities sold under agreements to repurchase	21,399	2.19	120	26,814	3.06	207
Advances from Federal Home Loan Banks	45,334	2.59	300	56,926	3.01	431
Other	14,053	4.38	154	13,549	4.87	167

Total interest-bearing liabilities	210,315	2.12	1,129	210,680	2.81	1,494

Noninterest-bearing sources:
Noninterest-bearing deposits	49,457			24,065
Other liabilities	9,786			5,553
Stockholders’ equity	20,657			20,827

Total liabilities and stockholders’ equity	$290,215			$261,125

Net interest spread and net interest income		2.81	$1,954		3.13	$1,919

Impact of noninterest-bearing sources		0.34			0.23
Net interest margin		3.15			3.36

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$3,297	1.39%	$35	$2,289	1.77%	$31
Available-for-sale securities(1):
Mortgage-backed securities	23,805	5.04	900	24,199	5.62	1,019
Investment securities	15,926	4.09	488	37,301	4.98	1,392
Loans held for sale(2)	45,353	5.39	1,834	25,059	6.34	1,192
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home loans	83,657	4.91	3,079	86,251	6.02	3,894
Purchased specialty mortgage finance	10,456	5.57	437	8,905	6.52	435

Total home loans	94,113	4.98	3,516	95,156	6.07	4,329
Home construction loans:
Builder(4)	1,088	4.75	39	1,386	5.93	62
Custom(5)	942	7.36	52	904	8.15	55
Home equity loans and lines of credit:
Banking subsidiaries	19,583	5.08	747	12,709	6.01	571
Washington Mutual Finance	2,026	11.79	179	2,146	12.02	193
Multi-family	19,149	5.38	773	17,689	6.08	808
Other real estate	7,344	6.30	348	8,415	6.84	432

Total loans secured by real estate	144,245	5.22	5,654	138,405	6.21	6,450
Consumer:
Banking subsidiaries	1,259	8.79	83	2,560	9.43	181
Washington Mutual Finance	1,749	19.54	256	1,713	18.77	241
Commercial business	4,926	4.28	159	4,103	5.19	161

Total loans held in portfolio	152,179	5.39	6,152	146,781	6.39	7,033
Other	5,253	4.64	183	4,624	6.17	214

Total interest-earning assets	245,813	5.20	9,592	240,253	6.04	10,881
Noninterest-earning assets:
Mortgage servicing rights	5,490			6,918
Goodwill	6,257			5,995
Other	27,472			17,496

Total assets	$285,032			$270,662

(This table is continued on the next page.)

(1)	The average balance and yield are based on average amortized cost balances.
(2)	Nonaccrual loans are included in the average loan amounts outstanding.
(3)	Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $235 million and $162 million for the nine months ended September 30, 2003 and 2002.
(4)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)	Represents construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$60,980	1.78%	$810	$35,873	2.65%	$711
Savings accounts and money market deposit accounts	28,265	0.98	207	32,488	1.53	372
Time deposit accounts	31,976	2.74	657	38,628	3.16	913

Total interest-bearing deposits	121,221	1.85	1,674	106,989	2.49	1,996
Federal funds purchased and commercial paper	3,766	1.40	40	3,690	1.98	55
Securities sold under agreements to repurchase	20,607	2.52	394	38,595	2.21	638
Advances from Federal Home Loan Banks	50,993	2.62	1,012	60,595	2.79	1,265
Other	14,819	4.31	477	13,892	4.93	512

Total interest-bearing liabilities	211,406	2.26	3,597	223,761	2.66	4,466

Noninterest-bearing sources:
Noninterest-bearing deposits	44,015			23,044
Other liabilities	8,847			4,305
Stockholders’ equity	20,764			19,552

Total liabilities and stockholders’ equity	$285,032			$270,662

Net interest spread and net interest income		2.94	$5,995		3.38	$6,415

Impact of noninterest-bearing sources		0.32			0.17
Net interest margin		3.26			3.55

Noninterest Income

Noninterest income consisted of the following:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$542	$508	7%	$1,748	$1,609	9%
Loan subservicing fees	1	34	(97)	13	87	(85)
Amortization of mortgage servicing rights	(665)	(713)	(7)	(2,665)	(1,696)	57
Mortgage servicing rights recovery (impairment)	368	(1,849)	-	96	(2,911)	-
Other, net	(221)	(97)	128	(528)	(238)	122

Net home loan servicing income (expense)	25	(2,117)	-	(1,336)	(3,149)	(58)
Revaluation gain (loss) from derivatives	(172)	1,694	-	643	2,535	(75)
Net settlement income from certain interest-rate swaps	130	116	12	354	224	58
Gain (loss) from mortgage loans	(271)	418	-	939	889	6
GNMA pool buy-out income	146	109	34	519	200	160
Loan related income	108	60	80	274	192	43
Gain (loss) from sale of originated mortgage-backed securities	258	(1)	-	260	19	-

Total home loan mortgage banking income	224	279	(20)	1,653	910	82
Depositor and other retail banking fees	471	426	11	1,346	1,185	14
Securities fees and commissions	103	92	12	291	272	7
Insurance income	50	46	9	155	132	17
Portfolio loan related income	116	85	36	344	226	52
Gain from other available-for-sale securities	557	356	56	689	195	253
Gain (loss) on extinguishment of securities sold under agreements to repurchase	7	98	(93)	(129)	293	-
Other income	120	(4)	-	325	175	86

Total noninterest income	$1,648	$1,378	20	$4,674	$3,388	38

Home Loan Mortgage Banking Income (Expense)

The increase in home loan servicing fees for the three and nine months ended September 30, 2003 was the result of the increase in our loans serviced for others portfolio, partially offset by a decline in the aggregate weighted average servicing fee. Our loans serviced for others portfolio increased from $478.28 billion at September 30, 2002 to $577.82 billion at September 30, 2003 substantially as a result of the acquisition of HomeSide Lending, Inc., including its servicing portfolio, in the fourth quarter of 2002.

The weighted average servicing fee decreased from 40 basis points at September 30, 2002 to 35 basis points at September 30, 2003 largely due to the Company’s continuing process of selling a portion of the future contractual servicing cash flows to third parties. This process decreased the net MSR balance by $571 million but had no impact on the unpaid principal balance of the loans serviced for others portfolio. Additionally, the Company has entered into loan sales and securitizations with certain government-sponsored and private enterprises in which it has retained a smaller servicing fee than is common in the industry. The smaller servicing fee leads to a lower value for the resulting MSR and greater cash income when the loans or securities are sold, although it does not have an impact on the original gain from mortgage loans that was recorded at the time of rate lock.

During the first half of 2003, we recorded an other than temporary MSR impairment of $1.11 billion. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of MSR fair value that we might expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedowns had no impact on our results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization. A similar analysis was also performed during the third quarter of 2003 and the recording of an other than temporary impairment was not necessary.

The Company recognized a recovery from its previously recorded MSR impairment valuation allowance of $368 million during the third quarter of 2003. This recovery was due to an increase in quarter-end mortgage rates, as compared with June 30, 2003, which decreased the expected prepayment rate on the Company’s servicing portfolio. MSR amortization expense was lower in the third quarter of 2003, as compared with the same quarter in 2002, due to expected lower prepayment rates during the quarter as a result of an overall increase in mortgage rates, and the other than temporary MSR impairment recorded in the first half of 2003 which reduced the gross carrying value of the MSR available to amortize.

The increase in other home loan servicing expense for the three and nine months ended September 30, 2003 resulted from higher loan pool expenses due to significant refinancing activity. Loan pool expenses represent the amount of interest expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly loan servicing investor pool cutoff date.

In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value, however, the recovery cannot exceed the valuation allowance for each stratum. At September 30, 2003, we stratified the loans in our servicing portfolio as follows:

		September 30, 2003
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,684	$576	$1,108	$1,108
Government-sponsored enterprises	6.00% and below	2,436	566	1,870	1,870
Government-sponsored enterprises	6.01% to 7.49%	1,903	931	972	972
Government-sponsored enterprises	7.50% and above	334	118	216	216
Government	6.00% and below	350	53	297	297
Government	6.01% to 7.49%	725	314	411	411
Government	7.50% and above	370	114	256	256
Private	6.00% and below	448	147	301	301
Private	6.01% to 7.49%	326	171	155	155
Private	7.50% and above	145	36	109	109

Total primary servicing		8,721	3,026	5,695	5,695
Master servicing	All loans	117	49	68	68
Specialty home loans	All loans	85	-	85	118
Multi-family	All loans	22	-	22	24

Total		$8,945	$3,075	$5,870	$5,905

Since loans with coupon rates at or below 6.00% reached a significant level, the Company adjusted the strata of the loan servicing portfolio during the second quarter of 2003 to the rate bands illustrated in the table above.

At September 30, 2003, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	September 30, 2003
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprises	Privately Issued	All Types	Specialty Home Loans
	(dollars in millions)
Fair value of home loans MSR	$4,022	$565	$1,108	$118
Expected-weighted-average life (in years)	3.5	3.4	3.5	2.1

Constant prepayment rate (“CPR”)(1)	24.06%	27.60%	26.79%	39.18%
Impact on fair value of 25% decrease in CPR	$844	$140	$249	$30
Impact on fair value of 50% decrease in CPR	2,054	343	616	74
Impact on fair value of 25% increase in CPR	(617)	(104)	(180)	(22)
Impact on fair value of 50% increase in CPR	(1,086)	(205)	(323)	(40)

Discounted cash flow rate (“DCF”)	8.35%	9.84%	10.06%	19.52%
Impact on fair value of 10% decrease in DCF	n/a	n/a	n/a	$3
Impact on fair value of 25% decrease in DCF	$232	$33	$72	9
Impact on fair value of 50% decrease in DCF	497	71	157	n/a
Impact on fair value of 25% increase in DCF	(204)	(29)	(63)	(7)
Impact on fair value of 50% increase in DCF	(386)	(54)	(118)	(13)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements — ”Summary of Significant Accounting Policies” in the Company’s 2002 Annual Report on Form 10-K for further discussion of how MSR impairment is measured.

As part of its mortgage banking activities, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company’s MSR, adjusted for an anticipated fallout factor for loan commitments that are not expected to be funded. The fair value of rate lock commitments on the Consolidated Statements of Financial Condition at September 30, 2003 and 2002 for which the underlying loans had not been funded was $130 million and $463 million.

This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. In October 2003, the Financial Accounting Standards Board (“FASB”) decided to add a project to its agenda that would clarify how fair value should be measured for rate lock commitments that are considered to be derivatives. The FASB will determine if it is appropriate to recognize an asset component (e.g., the anticipated servicing rights retained by the Company when the underlying loans are sold) when measuring the value of a rate lock commitment, or if these commitments solely represent written option contracts that by definition must be recorded as liabilities. If the FASB decides that rate lock commitments are written option contracts or changes the manner in which the asset component is measured, the timing of the gain recognition inherent within our rate lock commitments could be delayed, possibly until the anticipated loans are sold. Generally, loans held for sale are sold within 60 to 120 days after the initial recognition of the rate lock commitment. No timetable has been established yet for the completion of this project.

Rate lock commitment volume, adjusted for actual and anticipated fallout factors, totaled $66.90 billion for the three months ended September 30, 2003, compared with $69.31 billion for the same period in 2002.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are also recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved (“nonqualifying” loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to changes in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, net gains of $145 million in the third quarter of 2003 and net losses of $197 million for the nine months ended September 30, 2003 were recognized as revaluation gain (loss) from derivatives. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of September 30, 2003, the fair value of loans held for sale was $31.38 billion with a carrying amount of $31.34 billion, and as of December 31, 2002, the fair value was $34.06 billion with a carrying amount of $34.00 billion.

The following tables separately present the MSR, loans held for sale and other risk management activities included within noninterest income for the three and nine months ended September 30, 2003.

	Three Months Ended September 30, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$(317)	$145	$-	$(172)
Net settlement income from certain interest-rate swaps	120	10	-	130
Gain from other available-for-sale securities	176	-	381	557

Total	$(21)	$155	$381	$515

	Nine Months Ended September 30, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$840	$(197)	$-	$643
Net settlement income from certain interest-rate swaps	344	10	-	354
Gain from other available-for-sale securities	316	-	373	689

Total	$1,500	$(187)	$373	$1,686

Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133. Derivatives that were used for MSR risk management purposes produced a revaluation loss of $317 million and a gain of $840 million during the three and nine months ended September 30, 2003, compared with gains of $1.69 billion and $2.54 billion for the same periods in 2002. The total notional amount of these MSR risk management derivatives at September 30, 2003 was $48.79 billion with a combined net fair value of $1.08 billion.

Net settlement income from certain interest-rate swaps consisted of income on receive-fixed swaps, which were used predominantly as MSR risk management derivatives. At September 30, 2003, the total notional amount of these receive-fixed swaps was $27.18 billion, compared with $12.08 billion at September 30, 2002.

The Company recorded a loss from mortgage loans, net of revaluation gains from derivatives used as loans held for sale risk management instruments, of $126 million in the third quarter of 2003, compared with a net gain of $475 million in the preceding quarter. During the third quarter, the Company experienced market volatility and operational performance issues that adversely impacted the risk management of interest rate lock commitments on residential mortgage loans to be sold. Despite the sharp rise in mortgage rates that occurred in late July and early August, refinancing application volume remained at high levels during this period as borrowers attempted to obtain rate locks before rates potentially moved even higher. Additionally, borrowers with existing rate lock commitments had a strong incentive to fund their loans before the locks expired, which caused the expected fallout rates on these commitments to decline to extremely low levels. This created capacity issues within loan origination systems, which often culminated in rate lock extensions for loans that could not be funded within their prescribed timeframe. Due to information gaps that occurred between loan origination systems and the secondary marketing risk management system, many of these rate lock extensions were not economically hedged. Origination system processing interruptions also occurred during this period of market volatility, which delayed the entry of new rate lock information into the risk management system and resulted in further economic hedge ineffectiveness.

Derivative market illiquidity issues during this period of rapidly rising mortgage rates also adversely affected the risk management of both the aforementioned rate lock commitments and loans held for sale. Due to the sudden changes in the values of these instruments, the Company attempted to respond by making large adjustments to the quantity of derivatives used to manage the risk in these portfolios. However, due to the lack of liquidity in the market, the required risk profile adjustments to these portfolios were not always made on a timely basis. In particular, the market for derivatives that we hold to manage the risk from the mortgage servicing component embedded within these portfolios sharply contracted in size, thus causing the sale of these derivatives to occur at distressed prices.

The Company undertook numerous actions to correct these issues and to mitigate their financial effects. Corrective measures include the timely interface of rate lock activity from the origination systems to the secondary marketing risk management system, a more rigorous origination oversight process that prioritizes loan funding resources, thereby reducing the occurrence of rate lock extensions, and a broader diversification of derivative instruments used to risk manage rate lock commitments and loans held for sale. In addition, the Company sold a significant amount of available-for-sale securities during the third quarter of 2003. The gains recognized from these securities sales consisted of $258 million in gains from originated mortgage-backed securities and $381 million of gains from the sale of other available-for-sale securities.

Government National Mortgage Association (“GNMA”) pool buy-out income was $146 million and $519 million for the three and nine months ended September 30, 2003 and $109 million and $200 million for the same periods in 2002. Beginning in September of 2002, the Company began to regularly exercise its buy-back rights under the terms of its contract with GNMA. The Company has the right to repurchase certain loans that are part of pools serviced for GNMA before they have reached nonperforming status. In one part of the Company’s program, loans that have been 30 days past due for three consecutive months (referred to as “rolling 30 loans”) are repurchased from GNMA and then resold in the secondary market. In the other, loans that have missed three consecutive payments are likewise purchased and resold. These loans are collectively referred to as Early Buy-Out Loans.

Gain from the sale of these loans was $81 million and $309 million for the three and nine months ended September 30, 2003 and $44 million and $66 million for the three and nine months ended September 30, 2002. The Company does not have the option of repurchasing “rolling 30 loans” from pools created after January 1, 2003, but continues to make such purchases from previously created pools. The Company does not expect this change to have a significant impact on its results of operations throughout the remainder of 2003.

Additionally, as part of its normal Federal Housing Administration and Department of Veterans Affairs lending program, the Company repurchases defaulted loans from GNMA and undertakes collection and, if necessary, foreclosure proceedings with respect to those loans. Upon completion of the foreclosure, the Company can also submit a claim to either the Federal Housing Administration or the Department of Veterans Affairs for payment on the insurance or guarantee, as the case may be, issued by that agency. The portion of the recovery which is attributed to interest income owed to the Company is also recorded in this category. That interest income, together with interest income on the Early Buy-Out Loans was $65 million and $210 million for the three and nine months ended September 30, 2003 and $65 million and $134 million for the three and nine months ended September 30, 2002.

Loan related income increased during the three and nine months ended September 30, 2003, primarily due to increased fees charged to our correspondent lenders and late charges on the loans serviced for others portfolio.

All Other Noninterest Income Analysis

The increase in depositor and other retail banking fees for the three and nine months ended September 30, 2003 was primarily due to higher levels of checking fees that resulted from an increased number of noninterest-bearing checking accounts in comparison with the three and nine months ended September 30, 2002 and an increase in debit card and ATM related income. The number of noninterest-bearing checking accounts at September 30, 2003 totaled approximately 6.3 million, an increase of more than 600,000 from September 30, 2002.

The growth in portfolio loan related income for the three and nine months ended September 30, 2003 was primarily due to continued high levels of loan prepayment fees as a result of refinancing activity.

Several securities sold under agreements to repurchase (“repurchase agreements”) that contained embedded pay-fixed swaps were restructured during the nine months ended September 30, 2003, resulting in a loss on extinguishment of repurchase agreements of $129 million. The restructured repurchase agreements also contain embedded pay-fixed swaps with the same terms, but with a lower pay rate.

Other income increased for the three and nine months ended September 30, 2003 largely due to the effects recorded in the third quarter of 2002 of the Company’s removal of the cash flow hedge designation on certain payor swaptions. This resulted in the reclassification of a $112 million loss from accumulated other comprehensive income to other income. No such reclassifications have occurred during the nine months ended September 30, 2003. The increase in other income was also partially attributable to fees paid to the Company by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). In the first of a two part transaction, the Company received $55 million in nonrefundable fees to induce the Company to swap approximately $3.3 billion of multi-family loans for 100% of the beneficial interest in those loans in the form of mortgage-backed securities issued by Freddie Mac. Since the Company has the unilateral right to collapse the securities after one year, the Company has effectively retained control over the loans. Accordingly, the assets continue to be accounted for and reported as loans. This transaction was undertaken by Freddie Mac in order to facilitate fulfilling its 2003 affordable housing goals as set by the Department of Housing and Urban Development. The second part of this transaction, of similar size and purpose, was completed during the fourth quarter of 2003. These increases were partially offset by losses due to revaluation adjustments on residual interests in collateralized mortgage obligations.

Noninterest Expense

Noninterest expense consisted of the following:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Compensation and benefits	$860	$719	20%	$2,497	$2,141	17%
Occupancy and equipment	356	289	23	1,035	859	20
Telecommunications and outsourced information services	153	136	13	440	409	8
Depositor and other retail banking losses	50	55	(9)	151	153	(1)
Amortization of other intangible assets	15	17	(12)	46	50	(8)
Advertising and promotion	55	75	(27)	201	188	7
Professional fees	71	55	29	195	161	21
Postage	51	50	2	164	136	21
Loan expense	71	65	9	192	154	25
Travel and training	39	31	26	114	102	12
Reinsurance expense	12	13	(8)	44	37	19
Other expense	131	111	18	411	334	23

Total noninterest expense	$1,864	$1,616	15	$5,490	$4,724	16

The increase in employee base compensation and benefits expense for the three and nine months ended September 30, 2003 over the same periods in 2002 was substantially due to the hiring of additional staff to support our expanding operations and the increased overtime and second shifts in response to higher refinancing activity. Full-time equivalent employees were 59,975 at September 30, 2003, compared with 50,329 at September 30, 2002.

The increase in occupancy and equipment expense for the three and nine months ended September 30, 2003 resulted primarily from higher equipment depreciation expense related to various technology related projects that were placed in service during the second quarter of 2003 and increased rent and building expense due to continued branch expansion into new markets.

Professional fees increased for the three and nine months ended September 30, 2003, primarily as a result of increased technology related projects and legal fees.

The increase in loan expense for the three and nine months ended September 30, 2003 was largely due to higher non-deferred loan closing costs, resulting from an overall increase in refinancing activity, compared with the three and nine months ended September 30, 2002.

Other expense increased during the periods reported primarily due to higher foreclosed asset expenses, outside services and charitable contributions.

The Company announced a major realignment at the end of September 2003, which places the mortgage and consumer banking business under one common management and the commercial and specialty lending businesses under one common management. Among other goals, this realignment is expected to create opportunities to eliminate redundant operations and processes within the newly combined business units. Accordingly, the Company expects the outcome of this initiative to lead to reduced levels of noninterest expense in future periods.

Review of Financial Condition

Assets

At September 30, 2003, our assets were $286.63 billion, an increase of 7% from $268.23 billion at December 31, 2002. The increase was predominantly due to an increase in investment securities, loans held in portfolio and other assets.

Securities

Securities consisted of the following:

	September 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$11,728	$266	$(14)	$11,980
Private issue	2,352	25	(5)	2,372

Total mortgage-backed securities	14,080	291	(19)	14,352
Investment securities:
U.S. Government and agency	22,404	67	(97)	22,374
Other debt securities	307	17	-	324
Equity securities	125	9	(1)	133

Total investment securities	22,836	93	(98)	22,831

Total available-for-sale securities	$36,916	$384	$(117)	$37,183

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$19,649	$583	$(5)	$20,227
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375
Investment securities:
U.S. Government and agency	14,560	581	(4)	15,137
Other debt securities	309	16	-	325
Equity securities	134	3	(2)	135

Total investment securities	15,003	600	(6)	15,597

Total available-for-sale securities	$42,592	$1,399	$(19)	$43,972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Available-for-sale securities
Realized gross gains	$905	$500	$1,083	$827
Realized gross losses	(90)	(145)	(134)	(613)

Realized net gain	$815	$355	$949	$214

Our mortgage-backed securities portfolio declined to $14.35 billion at September 30, 2003 from $28.38 billion at December 31, 2002. Substantially all of this decrease resulted from the sale of $7.53 billion of mortgage-backed securities during the three months ended September 30, 2003 and prepayments that occurred from refinancing activity. Our investment securities portfolio increased to $22.83 billion at September 30, 2003 from $15.60 billion at December 31, 2002. This increase resulted from the purchase of U.S. Government and agency investment securities. The Company’s available-for-sale securities portfolio includes both mortgage-backed securities and investment securities that are used for MSR risk management purposes.

Loans

Loans held in portfolio consisted of the following:

	September 30, 2003	December 31, 2002
	(in millions)
Loans secured by real estate:
Home loans	$90,243	$82,842
Purchased specialty mortgage finance	11,366	10,128

Total home loans	101,609	92,970
Home construction loans:
Builder(1)	1,061	1,017
Custom(2)	1,032	932
Home equity loans and lines of credit:
Banking subsidiaries	24,060	16,168
Washington Mutual Finance	2,117	1,930
Multi-family	20,191	18,000
Other real estate	6,932	7,986

Total loans secured by real estate	157,002	139,003
Consumer:
Banking subsidiaries	1,121	1,663
Washington Mutual Finance	1,826	1,729
Commercial business	4,550	5,133

Total loans held in portfolio	$164,499	$147,528

(1)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)	Represents construction loans made directly to the intended occupant of a single-family residence.

Our loans held in portfolio increased $16.97 billion to $164.50 billion at September 30, 2003 from $147.53 billion at December 31, 2002. This increase was predominantly due to an increase in home loans, home equity loans and lines of credit and multi-family loans. Growth in the home loan portfolio primarily resulted from the retention of certain medium-term adjustable-rate mortgages originated during the third quarter of 2003. These products, also referred to as “hybrid” loans, offer fixed interest rates during their initial term, which is usually three or five years, and then convert to an adjustable rate for their remaining life. Those loans that were retained in the portfolio yield a rate of return that is consistent with the Company’s capital deployment guidelines. The Company may retain future hybrid loan production in its portfolio as market conditions warrant.

Other Assets

Other assets consisted of the following:

	September 30, 2003	December 31, 2002
	(in millions)
Premises and equipment	$3,244	$2,862
Investment in bank-owned life insurance	2,550	2,471
Accrued interest receivable	1,307	1,439
Foreclosed assets	304	336
GNMA pool buy-outs	4,223	4,859
Other intangible assets	265	311
Derivatives	2,632	4,105
Trading securities	1,235	336
Accounts receivable	16,789	1,625
Other	1,385	1,501

Total other assets	$33,934	$19,845

Substantially all of the decrease in the derivatives balance from December 31, 2002 to September 30, 2003 was due to a decrease in the net fair value of receive-fixed swaps and receiver swaptions held for MSR risk management purposes. The net fair value of the receive-fixed swaps and receiver swaptions decreased primarily as a result of terminations and maturities of certain of those swaps and swaptions with higher receive-fixed rates and correspondingly higher net fair value. The net fair value of the receive-fixed swaps used for MSR risk management purposes was $467 million at September 30, 2003, compared with $2.18 billion at December 31, 2002. There were no receiver swaptions used for MSR risk management purposes at September 30, 2003, compared with $415 million of net fair value at December 31, 2002.

The increase in trading securities was a result of growth in mortgage-backed securities held by WaMu Capital Corp., the Company’s institutional broker-dealer.

The increase in accounts receivable was largely due to the sale in September 2003 of mortgage-backed securities and investment securities where we had not yet settled with the counterparties as of September 30, 2003.

Deposits

Deposits consisted of the following:

	September 30, 2003	December 31, 2002
	(in millions)
Checking accounts:
Noninterest bearing	$35,649	$35,730
Interest bearing	66,353	56,132

	102,002	91,862
Savings accounts	11,445	10,313
Money market deposit accounts	19,903	19,573
Time deposit accounts	30,791	33,768

Total deposits	$164,141	$155,516

Deposits increased to $164,141 million at September 30, 2003 from $155,516 million at December 31, 2002. Substantially all of the increase in interest-bearing checking accounts was due to the growth in Platinum

Accounts. Platinum Accounts totaled $60.90 billion at September 30, 2003, compared with $55.90 billion at  June 30, 2003 and $50.20 billion at December 31, 2002. During the nine months ended September 30, 2003, the number of Platinum Accounts increased by 239,601 from 683,245 to 922,846 total accounts. At September 30, 2003, total deposits included $24.92 billion in custodial/escrow deposits related to loan servicing activities, compared with $32.95 billion at June 30, 2003 and $25.90 billion at December 31, 2002. Time deposit accounts decreased by $2.98 billion from year-end 2002 predominantly as a result of decreases in short-term certificates of deposit accounts.

Checking accounts, savings accounts and money market deposit accounts increased to 81% of total deposits at September 30, 2003, compared with 78% at year-end 2002. These products generally have the benefit of lower interest costs, compared with time deposit accounts. At September 30, 2003 deposits funded 57% of total assets, compared with 58% at December 31, 2002.

Borrowings

Our borrowings largely take the form of repurchase agreements and advances from the Federal Home Loan Banks (“FHLB”) of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

Our wholesale borrowings decreased by $878 million at September 30, 2003, compared with year-end 2002 predominantly due to a decrease in advances from FHLBs, which was mostly offset by an increase in federal funds purchased and commercial paper and repurchase agreements. Other borrowings decreased by $840 million during the nine months ended September 30, 2003 substantially due to a reduction in outstanding senior debt. Refer to “Liquidity” for further discussion of funding sources at September 30, 2003, compared with year-end 2002.

Operating Segments

We manage our business along three major operating segments:  Banking and Financial Services; Home Loans and Insurance Services; and Specialty Finance. Results for Corporate Support/Treasury and Other are also presented. Refer to Note 6 to the Consolidated Financial Statements – “Operating Segments” for information regarding the key elements of our management reporting methodologies used to measure segment performance.

Operating Results

Banking and Financial Services

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$922	$789	17%	$2,678	$2,214	21%
Provision for loan and lease losses	42	42	-	116	117	(1)
Noninterest income	665	563	18	1,872	1,615	16
Noninterest expense	989	920	8	2,857	2,608	10
Income taxes	212	148	43	600	418	44

Net income	$344	$242	42	$977	$686	42

Performance and other data:
Efficiency ratio(1)	54.80%	59.27%	(8)	54.98%	59.29%	(7)
Average loans	$28,374	$21,463	32	$25,873	$20,463	26
Average assets	37,296	29,763	25	34,584	28,608	21
Average deposits	127,392	116,579	9	125,618	110,772	13

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net interest income increased to $922 million and $2,678 million for the three and nine months ended September 30, 2003, compared with $789 million and $2,214 million for the same periods in 2002. The primary sources of net interest income are a funds transfer credit for deposits and interest income on home equity loans and lines of credit, commercial and consumer loans. Net interest income increased for the three and nine months ended September 30, 2003 substantially due to decreased interest expense on deposits resulting from lower interest rates, a decreased funds transfer charge and an increase in interest income from higher levels of home equity loans and lines of credit balances.

Noninterest income was $665 million and $1,872 million for the three and nine months ended September 30, 2003, compared with $563 million and $1,615 million for the same periods in 2002. These increases were mostly due to an increase in depositor and other retail banking fees and an increase in home loan origination broker fees received from the Home Loans and Insurance Services Group, which totaled $65 million and $163 million for the three and nine months ended September 30, 2003, compared with $21 million and $61 million for the same periods in 2002. The increase in home loan origination broker fees was driven by higher levels of originations.

Noninterest expense increased to $989 million and $2,857 million for the three and nine months ended September 30, 2003, compared with $920 million and $2,608 million for the same periods in 2002. These increases were primarily due to increased compensation and benefits expense, occupancy and equipment expense and allocated corporate technology expense.

Total average assets increased to $37,296 million and $34,584 million for the three and nine months ended September 30, 2003, compared with $29,763 million and $28,608 million for the same periods in 2002. These increases in average assets were substantially a result of an approximately 50% increase in home equity loans and lines of credit average balances, partly offset by a decrease in average consumer loans.

Total average deposits increased to $127,392 million and $125,618 million for the three and nine months ended September 30, 2003, compared with $116,579 million and $110,772 million for the same periods in 2002. These increases in average deposits were predominantly due to higher levels of Platinum balances, partly offset by decreases in money market deposit and time deposit account balances. Average Platinum balances increased approximately 45% and 88% to $58.49 billion and $55.30 billion for the three and nine months ended September 30, 2003 from $40.44 billion and $29.43 billion for the same periods in 2002.

Home Loans and Insurance Services

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$1,175	$820	43%	$3,420	$2,417	41%
Provision for loan and lease losses	47	45	4	132	136	(3)
Noninterest income	229	969	(76)	2,109	1,963	7
Noninterest expense	832	678	23	2,507	1,904	32
Income taxes	192	391	(51)	1,074	879	22

Net income	$333	$675	(51)	$1,816	$1,461	24

Performance and other data:
Efficiency ratio(1)	54.19%	33.97%	60	41.51%	38.88%	7
Average loans	$143,602	$120,594	19	$140,824	$121,599	16
Average assets	185,274	153,741	21	178,128	145,593	22
Average deposits	35,458	12,717	179	30,352	11,481	164

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net interest income increased to $1,175 million and $3,420 million for the three and nine months ended September 30, 2003, compared with $820 million and $2,417 million for the same periods in 2002. These increases in net interest income were mostly due to increases in interest income resulting from higher loans held for sale average balances and decreases in funding costs due to lower funds transfer pricing rates. Partially offsetting these increases were decreases in interest income on loans held in portfolio, primarily adjustable-rate loans, which continued to reprice downward from the higher interest rate environment of 2002.

Noninterest income was $229 million in the third quarter of 2003, compared with $969 million for the same quarter in the prior year. The decrease was largely the result of the loss from mortgage loans of $271 million in the third quarter of 2003, compared with a gain of $418 million in the third quarter of 2002. The loss stemmed from various market volatility and operational issues, including unhedged rate lock extensions granted to customers, a diminished level of market liquidity for certain instruments used to manage interest rate risk on rate locks and loans held for sale, and system issues that caused data interruptions during the period. The decrease in noninterest income during the third quarter of 2003 was the primary reason for the increase in the efficiency ratio to 54.19%, compared with 33.97% for the same period in 2002.

Noninterest expense increased to $832 million and $2,507 million for the three and nine months ended September 30, 2003, from $678 million and $1,904 million for the same periods in 2002. These increases were substantially due to higher allocated technology expense that resulted from various ongoing projects, compensation and benefits expense, occupancy and equipment expense and foreclosed assets expense.

Total average assets increased to $185,274 million and $178,128 million for the three and nine months ended September 30, 2003, compared with $153,741 million and $145,593 million for the same periods in 2002. These increases were primarily due to growth in average loans held for sale balances that resulted from the high levels of home loan refinancing activity during the first nine months of 2003.

Total average deposits increased to $35,458 million and $30,352 million for the three and nine months ended September 30, 2003, compared with $12,717 million and $11,481 million for the same periods in 2002. These increases were substantially due to the growth of average custodial balances resulting from higher loan prepayments that occurred from refinancing activity.

Specialty Finance

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income	$365	$311	17%	$1,048	$925	13%
Provision for loan and lease losses	53	60	(12)	156	188	(17)
Noninterest income	158	5	-	187	48	290
Noninterest expense	111	97	14	330	292	13
Income taxes	135	60	125	282	186	52

Net income	$224	$99	126	$467	$307	52

Performance and other data:
Efficiency ratio(1)	16.65%	23.49%	(29)	21.11%	23.23%	(9)
Average loans	$31,793	$30,318	5	$31,113	$30,219	3
Average assets	35,501	32,547	9	34,796	32,317	8
Average deposits	4,440	2,938	51	3,616	2,780	30

(1)	The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

Net interest income was $365 million and $1,048 million for the three and nine months ended September 30, 2003, compared with $311 million and $925 million for the same periods in 2002. These increases in net interest income were substantially due to lower funding costs resulting from reduced interest rates and increased interest income on available-for-sale mortgage-backed securities. A major portion of these increases were offset by reduced interest income from multi-family loans held in portfolio as a result of the lower interest rate environment.

The increase in noninterest income was due to gains recognized from the sale of commercial mortgage-backed securities and nonrefundable fees received as consideration for swapping approximately $3.3 billion of multi-family loans with Freddie Mac and receiving a beneficial interest in those loans in the form of mortgage-backed securities.

Noninterest expense was $111 million and $330 million for the three and nine months ended September 30, 2003, compared with $97 million and $292 million for the same periods in 2002. These increases were primarily due to increased compensation and benefits expense as a result of higher multi-family loan volumes.

Total average assets increased to $35,501 million and $34,796 million for the three and nine months ended September 30, 2003, compared with $32,547 million and $32,317 million for the same periods in 2002. A major portion of these increases were driven by higher multi-family loans and an increase in the available-for-sale mortgage-backed securities portfolio.

Corporate Support/Treasury and Other

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(508)	$(1)	-%	$(1,151)	$859	-%
Provision for loan and lease losses	1	9	(89)	16	26	(38)
Noninterest income (expense)	596	(159)	-	506	(238)	-
Noninterest expense	147	134	10	433	524	(17)
Income taxes (benefit)	(22)	(111)	(80)	(405)	26	-

Net income (loss)	$(38)	$(192)	(80)	$(689)	$45	-

Performance and other data:
Average loans	$141	$(22)	-	$105	$30	250
Average assets	32,521	45,527	(29)	37,907	64,615	(41)
Average deposits	6,655	3,239	105	5,650	5,000	13

Net interest expense was $508 million and $1,151 million for the three and nine months ended  September 30, 2003, compared with net interest expense of $1 million and net interest income of $859 million for the same periods in 2002. These decreases in net interest income were predominantly due to decreases in the average balances of available-for-sale securities resulting from sales of mortgage-backed and investment securities and prepayments of mortgage-backed securities that occurred from refinancing activity, and the negative impact of the funds transfer pricing process. These decreases were partially offset by a reduction in interest expense from borrowed funds, as a result of lower rates and higher average deposit balances, which reduced the need for these borrowings.

Noninterest income was $596 million and $506 million for the three and nine months ended September 30, 2003, compared with noninterest expense of $159 million and $238 million for the same periods in 2002. These increases in noninterest income were primarily due to gains realized on the sale of available-for-sale securities.

Operating Segment Realignment

At the end of September 2003, the Company announced a major realignment and the decision to place the mortgage and consumer banking businesses under one common management, and to place all commercial and specialty lending businesses under one common management. The Company is conducting a comprehensive review of all its businesses with a focus on realigning its operations and systems around these two customer groups – retail consumers and commercial clients.

The Company is in the process of evaluating the changes necessary to reflect this new structure for management reporting purposes. Those changes are expected to be reflected in the Company’s 2003 Annual Report on Form 10-K.

Off-Balance Sheet Activities

Asset Securitization

We transform loans into securities, which are sold to investors – a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity (“QSPE”), typically a trust. The QSPE, in turn, issues interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in the form of mortgage-backed securities were $4.18 billion at September 30, 2003, of which $4.04 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 5 to the Consolidated Financial Statements – “Mortgage Banking Activities” of the Company’s 2002 Annual Report on Form 10-K.

Guarantees

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 – “Guarantees” to the Consolidated Financial Statements.

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

Nonaccrual loans and foreclosed assets (“nonperforming assets”) and restructured loans consisted of the following:

	September 30, 2003	June 30, 2003	December 31, 2002
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Home loans	$760	$804	$1,068
Purchased specialty mortgage finance	553	483	438

Total home loan nonaccrual loans	1,313	1,287	1,506
Home construction loans:
Builder(1)	31	31	42
Custom(2)	9	9	7
Home equity loans and lines of credit:
Banking subsidiaries	45	49	36
Washington Mutual Finance	43	41	37
Multi-family	39	54	50
Other real estate	309	369	413

Total nonaccrual loans secured by real estate	1,789	1,840	2,091
Consumer:
Banking subsidiaries	8	13	18
Washington Mutual Finance	67	64	69
Commercial business	56	79	79

Total nonaccrual loans held in portfolio	1,920	1,996	2,257
Foreclosed assets	304	317	336

Total nonperforming assets	$2,224	$2,313	$2,593
As a percentage of total assets	0.78%	0.82%	0.97%
Restructured loans	$118	$89	$98

Total nonperforming assets and restructured loans	$2,342	$2,402	$2,691

(1)	Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)	Represents construction loans made directly to the intended occupant of a single-family residence.

Nonaccrual loans totaled $1,920 million at September 30, 2003, compared with $1,996 million at June 30, 2003 and $2,257 million at December 31, 2002. Improvements during the first nine months of 2003 were predominantly driven by declines in home loans and other real estate nonaccruals, partially offset by increases in purchased specialty mortgage finance nonaccruals. The decline in nonaccrual home loans was largely achieved through sales of nonperforming home loans.

The Company continues its program of selling packages of nonperforming loans that it holds in portfolio. During the third quarter of 2003, the Company completed sales that included $172 million of nonperforming loans. Year-to-date, the Company has sold $438 million of nonperforming loans that it held in portfolio, incurring $24 million in related charge-offs. We will periodically evaluate nonperforming loan sales as part of our ongoing portfolio management strategy.

Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $67 million, $73 million and $119 million at September 30, 2003, June 30, 2003 and December 31, 2002. Valuation changes on loans held for sale are reflected as gains or losses within gain from mortgage loans in noninterest income.

Purchased specialty mortgage finance nonaccrual loans totaled $553 million at September 30, 2003, up $70 million during the third quarter and $115 million from December 31, 2002 primarily reflecting growth and seasoning of this loan portfolio and a conforming change in the application of our nonaccrual policy to this portfolio.

Nonaccrual home equity loans and lines of credit totaled $88 million at September 30, 2003, a decrease of $2 million during the quarter and an increase of $15 million from December 31, 2002. However, the percentage of nonaccruals to total loans in this portfolio totaled 0.34% at September 30, 2003, down 0.06% from December 31, 2002.

At quarter end, other real estate loans on nonaccrual totaled $309 million, down from $369 million last quarter and $413 million at December 31, 2002. Much of the year-to-date improvement was due to reinstatements in the nonresidential commercial real estate portfolio as well as principal charge-offs and paydowns within the Company’s franchise-oriented finance business.

The multi-family portfolio continues to exhibit strong performance, with nonaccrual loans in this category representing 0.19% of total multi-family loans at September 30, 2003, compared with 0.28% at June 30, 2003 and December 31, 2002.

At September 30, 2003, foreclosed assets were $304 million, compared with $317 million at June 30, 2003 and $336 million at December 31, 2002. The Company’s foreclosed assets include home and commercial real estate as well as a small amount of personal property.

90 or More Days Past Due

The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $62 million at September 30, 2003, compared with $47 million at June 30, 2003 and $60 million at December 31, 2002. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

Provision and Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Balance, beginning of period	$1,680	$1,665	$1,653	$1,404
Allowance transferred to loans held for sale	-	(7)	(3)	(14)
Allowance acquired through business combinations	-	-	-	148
Allowance for certain loan commitments	17	-	17	-
Provision for loan and lease losses	113	135	356	470

	1,810	1,793	2,023	2,008
Loans charged off:
Loans secured by real estate:
Home loans	(22)	(9)	(46)	(31)
Purchased specialty mortgage finance	(9)	(9)	(29)	(25)

Total home loan charge-offs	(31)	(18)	(75)	(56)
Home construction loans – builder	(1)	-	(1)	-
Home equity loans and lines of credit:
Banking subsidiaries	(4)	(3)	(11)	(5)
Washington Mutual Finance	(1)	(2)	(2)	(8)
Multi-family	(4)	(1)	(5)	(2)
Other real estate	(16)	(11)	(46)	(53)

Total loans secured by real estate	(57)	(35)	(140)	(124)
Consumer:
Banking subsidiaries	(20)	(15)	(55)	(54)
Washington Mutual Finance	(43)	(42)	(128)	(127)
Commercial business	(19)	(17)	(64)	(55)

Total loans charged off	(139)	(109)	(387)	(360)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans	7	2	9	2
Purchased specialty mortgage finance	1	-	2	-

Total home loan recoveries	8	2	11	2
Home equity loans and lines of credit:
Banking subsidiaries	-	-	-	1
Multi-family	-	1	-	1
Other real estate	6	6	13	8

Total loans secured by real estate	14	9	24	12
Consumer:
Banking subsidiaries	5	3	11	8
Washington Mutual Finance	7	5	19	15
Commercial business	2	4	9	22

Total recoveries of loans previously charged off	28	21	63	57

Net charge-offs	(111)	(88)	(324)	(303)

Balance, end of period	$1,699	$1,705	$1,699	$1,705

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.28%	0.24%	0.28%	0.28%
Allowance as a percentage of total loans held in portfolio	1.03	1.15	1.03	1.15

From the fourth quarter of 2001 through the third quarter of 2002, the Company provided for amounts significantly in excess of charge-offs reflecting risks associated with growth in nonaccrual loans and economic uncertainty. As the economy stabilizes and nonperforming loan levels continue to decrease, the Company is adjusting the provision to amounts approaching actual net charge-offs. The Company believes its portfolio is adequately reserved, and accordingly, decreased its third quarter 2003 provision to $113 million compared with $135 million during the same period in 2002. As a percentage of average loans, net charge-offs were 0.28% for both the three and nine months ended September 30, 2003, compared with 0.24% and 0.28% for the same periods in 2002.

Net charge-offs for the three and nine months ended September 30, 2003 were $111 million and $324 million compared with $88 million and $303 million for the same periods in 2002. While representing less than 2% of the Company’s assets, Washington Mutual Finance accounted for 34% of total net charge-offs during the first nine months of 2003. This higher level of charge-offs in a consumer finance operation, such as Washington Mutual Finance, is expected due to the higher risk profile of the customer base as reflected in the interest rates charged for these loans.

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

Refer to Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies” in our 2002 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

Liquidity

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes liquidity guidelines for its principal operating subsidiaries as well as for the parent holding company, Washington Mutual, Inc.

Banking Subsidiaries

The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the nine months ended September 30, 2003, those sources funded 72% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect to continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

In the nine months ended September 30, 2003, the Company’s proceeds from the sales of loans held for sale were approximately $270.84 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases of approximately $273.66 billion of loans held for sale during the same period. As this cyclical pattern of sales and originations/purchases repeats itself during the course of a period, the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a new $20 billion Global Bank Note Program for Washington Mutual Bank, FA (“WMBFA”) and Washington Mutual Bank (“WMB”) to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. This program replaced the $15 billion program established in April 2001. Under this program, WMBFA will be allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. WMB will be allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion.

Washington Mutual, Inc. and Non-banking Subsidiaries

Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, commercial paper programs and lines of credit.

Washington Mutual, Inc.’s primary funding source during the first nine months of 2003 was from dividends paid by our banking subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during the fourth quarter of 2003, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company’s 2002 Annual Report on Form 10-K, “Business - Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

In February 2003, Washington Mutual, Inc. filed a shelf registration statement with the Securities and Exchange Commission to register $2 billion of debt securities, preferred stock and depositary shares in the United States and in international capital markets in a variety of currencies and structures. The shelf registration statement was declared effective on April 15, 2003. At September 30, 2003, Washington Mutual, Inc. had $2 billion available under this shelf registration. Subsequently, in November 2003, Washington Mutual, Inc. issued $1.65 billion of fixed- and adjustable-rate debt securities. As a result, Washington Mutual, Inc. has $350 million available for issuance under this shelf registration statement.

In addition, in October 2003, Washington Mutual, Inc. filed with the Securities and Exchange Commission an additional shelf registration statement under which Washington Mutual, Inc. will be permitted to issue in the United States and in international capital markets in a variety of currencies and structures up to $5 billion of debt securities, preferred stock and depositary shares. This registration statement became effective in November 2003.

Washington Mutual, Inc. and its non-banking subsidiaries also have various other credit facilities and agreements that are sources of liquidity, including a revolving credit facility totaling $800 million which provides back-up for certain commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. The borrowing capacity of the revolving credit facility is reduced by the amount of unsecured commercial paper outstanding. At September 30, 2003, there was $373 million available under this facility. Additionally, Washington Mutual Finance has agreements to participate in a $600 million asset-backed commercial paper conduit program. At September 30, 2003, the full amount of this program was outstanding. Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $1.5 billion that are used to fund loans held for sale. At September 30, 2003, Long Beach had borrowed $1.2 billion under these credit facilities.

Capital Adequacy

Reflecting the increases in loans held in portfolio and other assets during the nine months ended September 30, 2003, the ratio of stockholders’ equity to total assets decreased from 7.48% at December 31, 2002 to 7.13% at September 30, 2003.

The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb (“WMBfsb”) and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	September 30, 2003			Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.38%	5.10%	9.81%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.95	8.63	15.63	6.00
Total risk-based capital to total risk-weighted assets	11.14	10.82	16.88	10.00

Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at September 30, 2003.

Our broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2003, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

During the three and nine months ended September 30, 2003, the Company repurchased 11.6 million and 37.2 million shares of our common stock at an average price of $39.25 and $38.45 per share as part of our share repurchase program. Effective July 15, 2003, the Company adopted a new share repurchase program approved by the Board of Directors. Under the new program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. This Program replaces the Company’s previous share repurchase program. From October 1, 2003 through October 31, 2003, the Company repurchased an additional 6.2 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

Management of Interest Rate Risk

We manage our balance sheet to mitigate the impact of changes in market interest rates on net income and changes in the fair value of MSR. Key components of our balance sheet strategy include the origination and retention of short-term and adjustable-rate assets and certain hybrid adjustable-rate mortgage loans, the origination and sale of most fixed-rate mortgage loans, the management of our MSR and deposit and borrowing portfolios. We may also modify our interest rate risk profile with interest rate contracts, including embedded derivatives and forward commitments.

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

Asset/Liability Risk Management

The interest rate contracts that are classified as asset/liability risk management instruments are intended to assist in the management of our net interest income. These contracts are often used to modify the repricing period of our interest-bearing funding with the intention of reducing the volatility of changes in net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, payor swaptions and certain derivatives that are embedded in borrowings. The aggregate notional amount of these contracts totaled $31.61 billion at September 30, 2003.

The pay-fixed swaps, interest rate corridors, payor swaptions and embedded pay-fixed swaps, caps and payor swaptions are intended to assist in reducing the sensitivity of the net interest margin to changes in interest rates. The payor swaptions and embedded payor swaptions are exercisable upon maturity in September 2005 and February 2004. None of the interest rate corridors had strike rates that were in the money at September 30, 2003. We also use receive-fixed swaps as part of our asset/liability risk management strategy to help us modify the repricing characteristics of certain long-term liabilities to match those of our assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate which more closely resembles our asset repricing characteristics.

MSR Risk Management

As part of our overall approach to interest rate risk management, we manage potential impairment in the fair value of MSR and increased amortization levels of MSR by a comprehensive risk management program. Our intent is to offset the changes in fair value and higher amortization levels of MSR with changes in the fair value of risk management instruments. The risk management instruments include interest rate contracts, forward purchase commitments and available-for-sale securities. The goal is to offset decreases (increases) in the fair value of MSR with increases (decreases) in the fair value of the forward purchase commitments, interest rate contracts and available-for-sale securities.

The available-for-sale securities generally consist of fixed-rate debt securities, such as U.S. Government and agency bonds and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps and swaptions and interest rate floors. From time to time, we may choose to embed interest rate contracts into our borrowing instruments, such as repurchase agreements. The forward purchase commitments generally consist of agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities.

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

The mix of instruments is predicated, in part, on the requirement of lower of cost or market accounting treatment for MSR, whereby each MSR stratum is recorded at its fair value unless the fair value exceeds the amortized cost. This could result in increases in the fair value of MSR that are not marked-to-market through earnings. Therefore, management may elect to decrease the emphasis on risk management instruments accorded mark-to-market accounting treatment in periods in which the fair value of MSR significantly exceeds its amortized cost.

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

To manage the warehouse and pipeline risks, we execute forward sales commitments, interest-rate contracts, mortgage option contracts and interest rate futures. A forward sales commitment protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also consider the fallout factor, which represents the percentage of loans that are not expected to close, when determining the appropriate amount of forward sales commitments.

During the third quarter we enhanced the risk management of the expected servicing component of the warehouse and pipeline. This contributed to a change in the instruments used for other mortgage banking risk management. The risk management instruments utilized include forward commitments and interest-rate contracts. The goal is identical to the MSR risk management program, which is to offset decreases (increases) in the fair value of the MSR servicing component with the increases (decreases) in the fair value of the risk management instruments.

September 30, 2003 and December 31, 2002 Sensitivity Comparison

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

The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending September 30, 2004 and December 31, 2003 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net income change for the one-year period beginning:
October 1, 2003	0.40%	(5.96)%
January 1, 2003	5.11	3.90
Net interest income change for the one-year period beginning:
October 1, 2003	0.51	(7.17)
January 1, 2003	2.11	(5.71)

The projected increase in net income in the -50 basis point scenario in the October 1 analysis was less than in the January 1 analysis due to a reduction in the anticipated increase in net interest income as well as a decrease in projected income resulting from changes in the fair value of the MSR and the MSR risk management instruments. MSR impairment was mostly offset by changes in the fair value of the MSR risk management instruments in the October 1 projection whereas changes in the fair value of the MSR risk management instruments exceeded the MSR impairment in the January 1 projection. The projected change in MSR income was due to changes in the profile of the MSR and the composition of the MSR risk management portfolio. The change in net interest income was due to modest decreases in the expansion of the net interest margin and increased balance sheet shrinkage.

The change in the net income sensitivity in the +200 basis point environment was due to an increase in the deterioration in net interest income as well as a decrease in projected income resulting from changes in the fair value of the MSR and the MSR risk management instruments. The recovery of MSR valuation reserves was mostly offset by changes in the fair value of the MSR risk management instruments in the October 1 projection whereas changes in the recovery of the MSR valuation reserves exceeded changes in the fair value of the MSR risk management instruments in the January 1 projection. The projected change in MSR income was due to changes in the profile of the MSR and the composition of the MSR risk management portfolio. Net interest income deteriorated from the levels in the January 1, 2003 analysis in the +200 basis point scenario mainly due to reductions in interest-earning assets. The reduction in interest-earning assets was mainly due to the projected decline in the loans held for sale balances.

Maturity and Repricing Information

We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps, payor swaptions, receiver swaptions, floors and embedded derivatives at September 30, 2003 are indexed to three-month LIBOR.

The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(953)
Contractual maturity		$22,158	$902	$8,834	$3,169	$4,708	$3,700	$845
Weighted average pay rate		4.28%	3.03%	4.03%	4.10%	4.39%	5.02%	4.87%
Weighted average receive rate		1.14%	1.12%	1.13%	1.13%	1.18%	1.12%	1.12%
Receive-fixed swaps:	521
Contractual maturity		$5,570	$530	$200	$530	$1,000	-	$3,310
Weighted average pay rate		1.08%	1.01%	1.33%	0.71%	1.13%	-	1.11%
Weighted average receive rate		5.79%	5.09%	6.75%	5.37%	6.81%	-	5.61%
Interest rate corridors:	-
Contractual maturity		$344	$90	$191	$63	-	-	-
Weighted average strike rate – long cap		7.86%	8.63%	8.14%	5.94%	-	-	-
Weighted average strike rate – short cap		9.12%	9.50%	9.48%	7.44%	-	-	-
Payor swaptions(1):	1
Contractual maturity (option)		$41	-	-	$41	-	-	-
Weighted average strike rate		5.89%	-	-	5.89%	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$41
Weighted average pay rate		-	-	-	-	-	-	5.89%
Embedded pay-fixed swaps:	(130)
Contractual maturity		$2,500	-	-	-	-	$2,500	-
Weighted average pay rate		4.09%	-	-	-	-	4.09%	-
Weighted average receive rate		1.11%	-	-	-	-	1.11%	-
Embedded caps:	-
Contractual maturity		$500	-	$500	-	-	-	-
Weighted average strike rate		7.75%	-	7.75%	-	-	-	-
Embedded payor swaptions(1):	-
Contractual maturity (option)		$500	-	$500	-	-	-	-
Weighted average strike rate		6.21%	-	6.21%	-	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$500
Weighted average pay rate		-	-	-	-	-	-	6.21%

Total asset/liability risk management	$(561)	$31,613

(1)	Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$415
Contractual maturity		$26,777	$26,777	-	-	-	-	-
Weighted average price		100.76	100.76	-	-	-	-	-
Forward sales commitments:	(1,377)
Contractual maturity		$57,804	$57,804	-	-	-	-	-
Weighted average price		100.74	100.74	-	-	-	-	-
Interest rate futures:	-
Contractual maturity		$120	$21	$54	$32	$12	$1	-
Weighted average price		97.95	98.86	98.54	97.14	96.14	95.47	-
Mortgage put options:	5
Contractual maturity		$5,890	$5,890	-	-	-	-	-
Weighted average strike price		98.14	98.14	-	-	-	-	-
Receive-fixed swaps:	121
Contractual maturity		$2,550	-	-	-	-	-	$2,550
Weighted average pay rate		1.14%	-	-	-	-	-	1.14%
Weighted average receive rate		4.90%	-	-	-	-	-	4.90%
Floors(2):	1
Contractual maturity		$250	-	-	$250	-	-	-
Weighted average strike rate		1.56%	-	-	1.56%	-	-	-
Payor swaptions:	50
Contractual maturity (option)		$2,850	-	$1,050	$1,800	-	-	-
Weighted average strike rate		6.39%	-	5.94%	6.65%	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$2,850
Weighted average pay rate		-	-	-	-	-	-	6.39%
Receiver swaptions:	24
Contractual maturity (option)		$500	-	$500	-	-	-	-
Weighted average strike rate		5.09%	-	5.09%	-	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$500
Weighted average receive rate		-	-	-	-	-	-	5.09%

Total other mortgage banking risk management	$(761)	$96,741

(2)	At September 30, 2003, none of these floors were effective. These contracts will become effective during December 2003.

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$467
Contractual maturity		$24,627	-	$243	$8,100	$200	-	$16,084
Weighted average pay rate		1.13%	-	1.11%	1.12%	1.14%	-	1.13%
Weighted average receive rate		3.75%	-	5.34%	1.96%	5.20%	-	4.61%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	-	-	-	-	-	$100
Weighted average pay rate		4.76%	-	-	-	-	-	4.76%
Weighted average receive rate		6.08%	-	-	-	-	-	6.08%
Floors(3):	171
Contractual maturity		$4,600	-	-	-	-	-	$4,600
Weighted average strike rate		3.18%	-	-	-	-	-	3.18%
Payor swaptions:	93
Contractual maturity (option)		$8,000	-	$2,500	$5,500	-	-	-
Weighted average strike rate		6.93%	-	6.40%	7.18%	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$8,000
Weighted average strike rate		-	-	-	-	-	-	6.93%
Forward purchase commitments:	344
Contractual maturity		$11,460	$11,460	-	-	-	-	-
Weighted average price		97.09	97.09	-	-	-	-	-

Total MSR risk management	$1,076	$48,787

Total interest rate risk management contracts	$(246)	$177,141

(3)	At September 30, 2003, none of these floors were effective. These contracts will become effective during January 2004.

	September 30, 2003
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(4):
U.S. Government and agency	$549	$(7)	$542
Investment securities(4):
U.S. Government and agency	6,281	(34)	6,247

Total MSR risk management	$6,830	$(41)	$6,789

(4)	Mortgage-backed securities and investment securities mature after 2007.

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,143)
Contractual maturity		$29,742	$8,416	$8,834	$3,210	$4,709	$3,700	$873
Weighted average pay rate		3.92%	2.92%	4.03%	4.09%	4.39%	5.02%	4.68%
Weighted average receive rate		1.56%	1.56%	1.53%	1.57%	1.58%	1.66%	1.37%
Receive-fixed swaps:	591
Contractual maturity		$5,905	$825	$200	$530	$1,000	-	$3,350
Weighted average pay rate		1.39%	1.21%	1.65%	0.90%	1.40%	-	1.49%
Weighted average receive rate		5.81%	5.40%	6.75%	5.37%	6.81%	-	5.62%
Interest rate caps:	-
Contractual maturity		$181	$181	-	-	-	-	-
Weighted average strike rate		7.13%	7.13%	-	-	-	-	-
Interest rate corridors:	-
Contractual maturity		$345	$90	$191	$64	-	-	-
Weighted average strike rate – long cap		7.86%	8.63%	8.14%	5.94%	-	-	-
Weighted average strike rate – short cap		9.11%	9.50%	9.48%	7.44%	-	-	-
Payor swaptions(1):	-
Contractual maturity (option)		$5,000	$5,000	-	-	-	-	-
Weighted average strike rate		6.12%	6.12%	-	-	-	-	-
Contractual maturity (swap)		-	-	-	-	$1,000	$750	$3,250
Weighted average pay rate		-	-	-	-	6.05%	6.26%	6.11%
Embedded pay-fixed swaps:	(207)
Contractual maturity		$2,750	-	-	-	-	$2,750	-
Weighted average pay rate		4.73%	-	-	-	-	4.73%	-
Weighted average receive rate		1.74%	-	-	-	-	1.74%	-
Embedded caps:	-
Contractual maturity		$641	$141	$500	-	-	-	-
Weighted average strike rate		7.64%	7.25%	7.75%	-	-	-	-
Embedded payor swaptions(1) :	4
Contractual maturity (option)		$6,400	$5,900	$500	-	-	-	-
Weighted average strike rate		6.14%	6.13%	6.21%	-	-	-	-
Contractual maturity (swap)		-	-	-	-	$3,750	-	$2,650
Weighted average pay rate		-	-	-	-	5.99%	-	6.34%

Total asset/liability risk management	$(755)	$50,964

(1)	Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$101
Contractual maturity		$10,193	$10,193	-	-	-	-	-
Weighted average price		102.38	102.38	-	-	-	-	-
Forward sales commitments:	(662)
Contractual maturity		$41,238	$41,238	-	-	-	-	-
Weighted average price		102.34	102.34	-	-	-	-	-
Mortgage put options:	7
Contractual maturity		$7,150	$7,150	-	-	-	-	-
Weighted average strike price		99.28	99.28	-	-	-	-	-

Total other mortgage banking risk management	$(554)	$58,581

MSR Risk Management
Pay-fixed swaps:	$(50)
Contractual maturity		$2,903	-	-	-	-	$1,950	$953
Weighted average pay rate		3.77%	-	-	-	-	3.41%	4.52%
Weighted average receive rate		1.41%	-	-	-	-	1.40%	1.42%
Receive-fixed swaps:	2,176
Contractual maturity		$17,915	-	$561	$500	$700	$1,250	$14,904
Weighted average pay rate		1.57%	-	1.80%	1.41%	1.42%	1.50%	1.58%
Weighted average receive rate		5.65%	-	4.35%	4.54%	5.31%	4.33%	5.86%
Floors(2):	249
Contractual maturity		$3,900	-	-	-	-	$3,900	-
Weighted average strike rate		6.09%	-	-	-	-	6.09%	-
Receiver swaptions:	415
Contractual maturity (option)		$4,000	$300	$800	$2,900	-	-	-
Weighted average strike rate		6.21%	5.42%	5.73%	6.43%	-	-	-
Contractual maturity (swap)		-	-	-	-	-	-	$4,000
Weighted average receive rate		-	-	-	-	-	-	6.21%
Forward purchase commitments:	236
Contractual maturity		$13,250	$13,250	-	-	-	-	-
Weighted average price		100.35	100.35	-	-	-	-	-

Total MSR risk management	$3,026	$41,968

Total interest rate risk management contracts	$1,717	$151,513

(2)	At December 31, 2002, none of these floors were effective. These contracts became effective during May and July 2003.

	December 31, 2002
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(dollars in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(3):
U.S. Government and agency	$583	$20	$603
Investment securities(3):
U.S. Government and agency	7,268	212	7,480

Total MSR risk management	$7,851	$232	$8,083

(3)	Mortgage-backed securities and investment securities mature after 2007.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sales commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At September 30, 2003 and December 31, 2002, the Company’s credit risk related to derivative financial instruments, net of the effects of collateral and master netting agreements, was $430 million and $780 million.

Gap Report

A historical view of interest rate sensitivity for savings institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we consider expected prepayment speeds and amortization of principal rather than contractual maturities. The analysis excludes reinvestment of cash. Prepayment assumptions are based on internal projections based on an analysis of market prepayment estimates and past experience with our current loan and mortgage-backed securities portfolios. The majority of our transaction deposits are not contractually subject to repricing. Therefore, these instruments have been allocated based on expected decay rates and/or repricing intervals. Certain transaction deposits that reprice based on a market index or which typically have frequent repricing intervals are allocated to the repricing or maturity buckets based on the expected repricing period. Non-rate sensitive items such as the reserve for loan losses, mark-to-market adjustments, premiums and discounts and deferred loan fees/costs are not included in the table. Loans held for sale are included in the 0-3 months category. In addition, MSR interest rate risk management contracts are excluded from the analysis.

The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of September 30, 2003. These conditions and assumptions may not be appropriate at another point in time. The analysis is also subject to the accuracy of various assumptions used, particularly the prepayment and decay rate projections, the expected repricing period of certain deposits and the allocation of instruments with optionality to a specific maturity category, especially interest rate contracts. Consequently, the interpretation of the gap information is subjective.

	September 30, 2003
	Projected Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(dollars in millions)
Interest-Sensitive Assets
Adjustable-rate loans(1)	$87,898	$24,930	$28,755	$175	$141,758
Fixed-rate loans(1)	25,923	6,923	13,607	3,271	49,724
Adjustable-rate securities(1) (2)	15,553	134	-	-	15,687
Fixed-rate securities(1)	1,347	763	11,902	11,092	25,104
Cash and cash equivalents, federal funds sold and securities purchased under resale agreements	5,823	-	-	-	5,823
Derivatives matched against assets	516	-	(154)	(362)	-

	$137,060	$32,750	$54,110	$14,176	$238,096

Interest-Sensitive Liabilities
Noninterest-bearing deposits(3)	$1,429	$6,362	$19,500	$11,906	$39,197
Interest-bearing checking accounts, savings accounts and money market deposit accounts(3)	23,081	15,242	35,481	20,350	94,154
Interest-bearing time deposit accounts	9,583	10,541	9,520	1,145	30,789
Short-term and adjustable-rate borrowings	64,072	968	52	257	65,349
Long-term fixed-rate borrowings	1,420	2,371	8,184	5,037	17,012
Derivatives matched against liabilities	(23,770)	5,608	15,152	3,010	-

	$75,815	$41,092	$87,889	$41,705	$246,501

Repricing gap	$61,245	$(8,342)	$(33,779)	$(27,529)	$(8,405)

Cumulative gap	$61,245	$52,903	$19,124	$(8,405)	$(8,405)

Cumulative gap as a percentage of total assets	21.37%	18.46%	6.67%	(2.93)%	(2.93)%
Total assets					$286,631

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.
(2)	Includes investment in FHLBs.
(3)	Based on projected decay rates and/or repricing periods for checking, savings and money market deposit accounts.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

See Index of Exhibits on page 61.

(b)  Reports on Form 8-K

1.  The Company filed a report on Form 8-K dated July 15, 2003, under Item 9. The report included a press release reporting Washington Mutual’s results of operations for the second quarter ended June 30, 2003.

2.  The Company filed a report on Form 8-K dated September 9, 2003, under Item 9. The report included a presentation given by Kerry K. Killinger, Chairman, President and Chief Executive Officer of Washington Mutual, Inc. at the Lehman Brothers 2003 Financial Services Conference.

3.  The Company filed a report on Form 8-K dated September 9, 2003, under Item 9. The report included a transcript of the Lehman Brothers 2003 Financial Services Conference presented by Kerry K. Killinger, Chairman, President and Chief Executive Officer of Washington Mutual, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

WASHINGTON MUTUAL, INC.

By:	/s/ THOMAS W. CASEY
Thomas W. Casey Executive Vice President and Chief Financial Officer

By:	/s/ ROBERT H. MILES
Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.

3.1	Restated Articles of Incorporation of Washington Mutual, Inc., as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).

3.3	Restated Bylaws of Washington Mutual, Inc., as amended (filed herewith).

4.1	Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001. File No. 0-25188).

4.2	Washington Mutual, Inc. will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of Washington Mutual, Inc. and its consolidated subsidiaries.

4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company’s Registration Statement on Form S-3. File No. 333-63976).

4.4	2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).

10.1	Executive Separation and Release Agreement, (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).

99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).