Form 10-K
period 2003-12-31
WASHINGTON MUTUAL INC
filed 2004-03-15
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1653725 (I.R.S. Employer Identification Number)
1201 Third Avenue, Seattle, Washington (Address of principal executive offices)	98101 (Zip Code)

Registrant's telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Litigation Tracking Warrants™	NASDAQ

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

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003:

Common Stock—$37,362,586,793(1)

(1) Does not include any value attributable to 17,100,000 shares held in escrow.

        The number of shares outstanding of the issuer's classes of common stock as of February 27, 2004:

Common Stock—868,397,759(2)

(2) Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

        Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 2004, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Business	1
	Overview	1
	Business Segments	1
	Available Information	4
	Employees	5
	Factors That May Affect Future Results	5
	Taxation	7
	Environmental Regulation	7
	Regulation and Supervision	8
	Executive Officers	12
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II		15
Item 5.	Market for our Common Stock and Related Stockholder Matters	15
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Controls and Procedures	16
	Overview	16
	Critical Accounting Policies	18
	Recently Issued Accounting Standards	21
	Five-Year Summary of Selected Financial Data	23
	Ratios and Other Supplemental Data	24
	Earnings Performance from Continuing Operations	25
	Review of Financial Condition	35
	Operating Segments	38
	Off-Balance Sheet Activities	44
	Asset Quality	45
	Liquidity	54
	Capital Adequacy	56
	Market Risk Management	57
	Maturity and Repricing Information	62
	Tax Contingency	67
	Goodwill Litigation	67
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	16
PART III		70
Item 10.	Directors and Executive Officers of the Registrant	70
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Principal Accounting Fees and Services	70
PART IV		71
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	71

i

PART I

BUSINESS

Overview

        With a history dating back to 1889, Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual," or the "Company") is a financial services company committed to serving consumers and small- to mid-sized businesses. Based on our consolidated assets at December 31, 2003, we were the largest thrift holding company in the United States and the eighth largest among all U.S.-based bank and thrift holding companies.

  Company Growth

        Our assets have grown over the last eight years primarily through the following significant acquisitions:

Acquisition Name	Date Acquired	Loans	Deposits	Assets
	(in millions)
Keystone Holdings, Inc.	Dec. 20, 1996	$14,563	$12,815	$21,894
Great Western Financial Corporation	July 1, 1997	32,448	27,785	43,770
H.F. Ahmanson & Company(1)	Oct. 1, 1998	33,939	33,975	50,355
Mortgage operations of The PNC Financial Services Group, Inc.(2)	Jan. 31, 2001	3,352	–	7,307
Bank United Corp.	Feb. 9, 2001	14,983	8,093	19,034
Fleet Mortgage Corp.(2)	June 1, 2001	4,378	–	7,813
Dime Bancorp, Inc.	Jan. 4, 2002	21,660	15,171	31,305

(1)
Includes loans, deposits and assets acquired by Ahmanson from Coast Savings Financial, Inc.
(2)
This was an acquisition of selected assets and/or liabilities.

        Our mission is to become the nation's leading retailer of consumer financial services. Our strategy is to focus primarily on middle-market consumers in the largest metropolitan areas. Through advertising, branding and positioning we build customer awareness of our home lending products and encourage households to conduct business with Washington Mutual. In selected metropolitan markets, we then overlay our retail banking operations and cross-sell key products, including checking accounts, deposit accounts and home equity products. Store expansion was a priority in 2003 and will continue to be a priority in 2004. We plan to achieve our mission principally through organic growth of our retail banking franchise and by driving efficiencies in our operations.

Business Segments

        In the fourth quarter of 2003 we realigned our business segments and we now manage and report information concerning the Company's activities, operations, products and services around our two customer categories: consumers and commercial customers. Our realigned business segments are the Consumer Group and the Commercial Group. The Consumer Group separately reports information for two distinct reporting segments: the Retail Banking and Financial Services segment and the Mortgage Banking segment.

        We manage interest rate risk, liquidity, capital, funding and securities held for general asset and liability management purposes on an enterprise-wide basis through our Treasury Division.

  Consumer Group

        The Consumer Group offers products and services to consumers and manages activities and operations affecting consumers. The Group serves approximately 11.6 million households through multiple distribution channels, including 1,776 retail banking stores, 432 retail home loan stores, 2,990 ATMs, 39 wholesale home loan centers, correspondent lenders, telephone call centers and online banking.

        The Consumer Group's primary objectives in 2004 are to increase the number of the Group's products and services used by consumers, thus increasing profitability, and to drive efficiencies in its operations. The Group plans to achieve its objective by cross-selling products and services to its existing customers and by establishing and enlarging its customer base in selected markets.

    Retail Banking and Financial Services

        The principal activities of the Retail Banking and Financial Services segment include:

  •
  Offering a comprehensive line of deposit and other retail banking products and services to consumers;

  •
  Holding the Company's portfolio of home loans held for investment;

  •
  Managing and servicing the home equity and consumer loan portfolios; and

  •
  Providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services.

        The segment's expansion of its national retail banking franchise is an integral element of the Consumer Group's strategy for achieving its 2004 objective. In 2004, the segment plans to open approximately 250 new retail banking stores, primarily in the Tampa, Chicago and New York metropolitan areas. In 2003, the segment opened 260 stores primarily in the Chicago, Houston, Dallas and New York metropolitan areas. New retail banking stores are configured on an award-winning and innovative retail banking platform that serves customers in an open, free-flowing retail environment.

        Deposit products offered by the segment include the Company's signature free checking and Platinum accounts as well as other personal checking accounts, savings accounts, money market deposit accounts and time deposit accounts. The segment also offers home equity loans and lines of credit and consumer loans. Home equity loans and lines of credit accounted for 16% of loans held in portfolio at the end of 2003, up from 11% at the end of 2002. Home equity loans and lines of credit generally provide higher margins than home loans. As such, the Company believes they represent an attractive opportunity to grow the loan portfolio.

        The segment holds loans in portfolio that are originated by the Mortgage Banking segment. Through our specialty mortgage finance program, the segment also purchases and re-underwrites loans to higher risk borrowers; such loans, while held in portfolio, are serviced by third parties.

        Investment advisory and securities brokerage services are provided by approximately 600 financial consultants of WM Financial Services, Inc., a licensed broker-dealer. In addition, fixed annuities are offered to the public by approximately 1,300 licensed banking employees. The Company's mutual fund management business, WM Advisors, Inc., offers investment advisory and mutual fund distribution services and had assets under management at December 31, 2003 of $17.87 billion.

    Mortgage Banking

        The principal activities of the Mortgage Banking segment include:

  •
  Originating and servicing home loans;

  •
  Buying and selling home loans in the secondary market; and

  •
  Providing insurance-related products.

        The Mortgage Banking segment's primary objectives in 2004 are to drive significant efficiencies by fully integrating the mortgage banking companies we acquired in 2001 and 2002 and to increase the number of the Company's products and services used by customers. The segment is transitioning to a single non-proprietary servicing platform for home loans in 2004 and is also consolidating its origination systems and loan fulfillment centers.

        In 2003 Washington Mutual was a leading originator and servicer of mortgage loans and expanded its distribution channel with the opening of 93 new retail home loan centers.

        Through its multiple lending channels, the segment offers a diverse set of home loan products including:

  •
  Fixed-rate home loans;

  •
  Adjustable-rate home loans (where the interest rate may be adjusted as frequently as every month);

  •
  Hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 or 5 years, and then reprices monthly or annually, depending on the product); and

  •
  Government insured or guaranteed home loans.

        Home loans are either originated or purchased and are either held in portfolio by the Retail Banking and Financial Services segment or sold by the Mortgage Banking segment to institutional investors in the secondary market or to the housing government-sponsored enterprises. In general, the Retail Banking and Financial Services segment holds in portfolio purchased loans made to higher-risk borrowers and adjustable-rate mortgages, and the Mortgage Banking segment sells fixed-rate home loans, generally to the Federal National Mortgage Association ("Fannie Mae"), a government-sponsored enterprise. As conditions warrant, the Mortgage Banking segment may securitize adjustable-rate loans into available-for-sale securities to be held by the Treasury Division as part of the Company's overall asset and liability management strategy. In the future, the segment may securitize and sell adjustable-rate loans in the secondary market as part of the Company's capital management process.

        Mortgage servicing involves the administration and collection of home loan payments. The Mortgage Banking segment performs most home loan servicing activities, including the servicing of loans held in portfolio by the Retail Banking and Financial Services segment. When loans are sold into the secondary market, the Company generally retains the right to service those loans and hence retains the customer relationship. The Company intends to use these customer relationships to cross-sell additional products and services.

        All loans, whether originated or purchased, are subject to the same nondiscriminatory underwriting standards. When originating home loans, the Company follows established lending policies and procedures that require consideration of an applicant's credit profile relative to the size and characteristics of the loan. When purchasing home loans, the Company normally delegates the underwriting responsibility to the correspondent lenders that originate the loans. The Company requires correspondent lenders to comply with its underwriting and appraisal standards and performs quality control procedures to ensure that compliance occurs.

        The Mortgage Banking segment makes insurance products available to its customers that complement the mortgage lending process including private mortgage insurance, mortgage life insurance, flood, homeowners', earthquake and other property and casualty insurance. Other types of insurance products made available include accidental death and dismemberment, and term and whole life insurance. The Mortgage Banking segment also manages the Company's captive reinsurance activities.

        See Note 25 to the Consolidated Financial Statements—"Operating Segments" for financial information regarding the two operating segments of the Consumer Group and refer to Management's Discussion and Analysis—"Operating Segments" for a description of the principal differences between the previous and newly aligned segment structures.

  Commercial Group

        The principal activities of the Commercial Group include:

  •
  Providing financing to developers, investors, mortgage bankers and homebuilders for the acquisition or construction of multi-family dwellings, other commercial properties and new homes;

  •
  Originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market;

  •
  Originating, selling and servicing home loans to higher-risk borrowers through the Company's subsidiary, Long Beach Mortgage Company; and

  •
  Offering a full array of commercial banking products and services.

        The Group's primary objectives in 2004 are to improve productivity by consolidating operations and to increase market share in the highly fragmented multi-family, commercial real estate and commercial banking markets through organic growth. The Group expects to integrate approximately 80 commercial banking centers and small business centers with its existing multi-family and commercial real estate operations. Additional productivity improvements should result from centralizing servicing operations and automating and streamlining the underwriting and loan closing processes.

        The multi-family lending business, which accounts for a majority of the Group's revenues, is comprised of three key activities: originating and managing loans retained in the loan portfolio, servicing loans and providing ancillary banking services to enhance customer retention. Combining these three activities into one integrated business model has allowed the Group to become a leading originator and holder of multi-family loans. The Group's multi-family lending program has a dominant market share of more than 20% in certain key cities along the west coast and is building market share on the east coast with recent office openings in Boston, Washington, D.C., and Miami.

        As part of the Company's specialty mortgage finance program, the Group originates home loans to higher-risk borrowers through Long Beach Mortgage, which it then sells to secondary market participants, retaining the servicing relationship.

        The Group also offers a full array of commercial banking products and services, including lines of credit, receivables and inventory financing, equipment loans, real estate financing, government-guaranteed loans, international trade financing, cash management and merchant bankcard services.

        The Company completed the sale of Washington Mutual Finance Corporation, its consumer finance subsidiary, which was formerly part of the Commercial Group, on January 9, 2004. Washington Mutual Finance's operations are reported as discontinued operations elsewhere in this report on Form 10-K unless otherwise noted.

        See Note 25 to the Consolidated Financial Statements—"Operating Segments" for financial information regarding the Commercial Group and refer to Management's Discussion and Analysis—"Operating Segments" for a description of the principal differences between the previous and newly aligned segment structures.

Available Information

        We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our website located at www.wamu.com/ir as soon as reasonably practicable after filing with the United States Securities and Exchange Commission.

        The Company's Code of Conduct, which applies to all officers, directors and employees of the Company, and the Code of Ethics for Senior Financial Officers, which applies to the Company's Chief

Executive Officer, Chief Financial Officer, Controller, and each business segment or business line chief financial officer and controller, as well as any waiver of our Code of Conduct and amendment to or waiver of the Code of Ethics for Senior Financial Officers, are disclosed on our website located at www.wamu.com/ir.

Employees

        At December 31, 2003, we had 63,720 employees, compared with 55,200 at December 31, 2002 and 41,901 at December 31, 2001, which included 2,346, 2,330 and 2,717 employees related to the Company's discontinued operations. During 2003, our number of employees increased substantially to accommodate the high refinancing activity in the earlier part of the year and the opening of new retail banking stores. The increase in 2002 over the same period in 2001 was primarily due to the acquisitions of Dime and HomeSide Lending, Inc., which was acquired in two transactions in 2002. We believe that we have been successful in attracting quality employees and that our employee relations are good.

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

        Our business and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy, and of the local economies in which we conduct business. Changes in these conditions may adversely affect our business and earnings. For example, if short-term interest rates rise faster than mortgage rates, our net interest income, which is our largest component of net income, could be adversely affected. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could decrease the demand for loans. An increase in delinquencies or defaults could result in a higher level of charge-offs and provision for loan and lease losses, which could adversely affect our earnings.

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

        Changes in interest rates significantly affect the mortgage banking business. One of the principal risks of declining interest rates on the mortgage banking business is the acceleration of prepayments which reduce the fair value of our mortgage servicing rights ("MSR"). One of the ways we mitigate this risk is by purchasing financial instruments, such as fixed-rate investment securities, interest rate contracts and forward commitments to purchase mortgage-backed securities, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, is dependent on management's judgments regarding the amount, type and mix of MSR risk management instruments that we select to manage the changes in fair value of our mortgage servicing asset. If this strategy is not successful, our net income could be adversely affected. Moreover, many of our interest rate and MSR risk management strategies depend on liquidity in mortgage-related financial instruments traded in the secondary market. If periods of illiquidity develop in these markets, our ability to effectively implement our MSR risk management strategies could be adversely affected. Another significant risk to the mortgage banking business is the effect of interest rates on loan volume and gain from mortgage loans. In rising interest rate environments, loan volume is generally lower and, accordingly, the overall amount of gain from mortgage loans is lower. Due to the high levels of salable fixed-rate loan volume in 2002 and 2003 that resulted from historically low mortgage interest rates, our gain from mortgage loans in 2003 and 2002 was higher than it is likely to be when mortgage interest rates rise above their historical low points for a sustained period of time. For further discussion of how interest rate risk, basis risk and MSR prepayment risk are managed, see "Market Risk Management."

    If we are unable to fully realize the operational and systems efficiencies sought to be achieved from our recently announced business segment realignment, our earnings could be adversely affected.

        In the fourth quarter of 2003 we realigned our operating segment structure according to products and services that are grouped into two primary categories—those offered to retail consumers and those offered to commercial customers—in order to create a more highly integrated and unified retailing strategy and to streamline and simplify operations. To accomplish these goals we are eliminating redundancies throughout the organization, completing the integration of the mortgage banking companies we acquired in 2001 and 2002, transitioning to a single non-proprietary platform for the servicing of home loans, consolidating our mortgage origination systems and loan fulfillment centers and integrating call centers. We anticipate that these initiatives will result in operating efficiencies.

        If we experience difficulties, such as a prolonged interruption of our service, as we realign our business segments and continue to integrate our systems and operations, including those of the acquired mortgage companies, we could experience higher than anticipated administrative costs and the loss of customers, among other things. These events could adversely affect our operations and financial condition.

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

        Our most direct competition for loans comes from commercial banks, other savings institutions, national mortgage companies and government-sponsored enterprises. Our most direct competition for deposits comes from commercial banks, other savings institutions, and credit unions doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of our primary market areas.

    Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

        Proposals for further regulation of the financial services industry are continually being introduced in Congress. Proposals that are now receiving a great deal of attention include consumer protection initiatives relating to the Real Estate Settlement Procedures Act, predatory lending, credit reporting and privacy. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. For further discussion of the regulations of financial services, see "Regulation and Supervision."

        The Federal National Mortgage Association ("FNMA" or "Fannie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal Home Loan Banks are housing government-sponsored enterprises ("GSEs") which play a powerful role in the mortgage industry. We have significant business relationships with these GSEs. Proposals are being considered in Congress and by various regulators which would affect the manner in which these GSEs conduct their business. These proposals include establishing a new independent agency to regulate GSEs, requiring GSEs to register their stock with the United States Securities and Exchange Commission, and reducing or limiting certain business benefits GSEs receive from the federal government. The enactment of any of these proposals could increase the costs incurred by, or otherwise adversely affect the business of, the GSEs, which in turn could have an adverse impact on our business. For discussion of the Federal Home Loan Bank System and the regulation of financial services, see "Regulation and Supervision."

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

  Assistance Agreement

        In connection with the acquisition of Keystone Holdings, Inc. in 1996, we succeeded to the rights and obligations of Keystone Holdings and certain of its affiliates under a number of continuing agreements with the predecessor to the Federal Deposit Insurance Corporation ("FDIC"), including an Assistance Agreement. The Assistance Agreement provides, in part, for the payment to the Federal Savings & Loan Insurance Corporation Resolution Fund over time of 75% of most of the federal tax savings and 19.5% of most of the California tax savings (in each case computed in accordance with specific provisions contained in the Assistance Agreement) attributable to the utilization of certain tax loss carryforwards. The provision for such payments is reflected in the Consolidated Financial Statements as "Income Taxes."

        See Note 14 to the Consolidated Financial Statements—"Income Taxes" for further discussion.

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

        To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company's business.

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

        Our federal savings associations are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the FDIC. Our state bank is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington (the "State Director") and by the FDIC. Our nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

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

  Payment of Dividends

        Washington Mutual, Inc. is a legal entity separate and distinct from its banking and other subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Federal and state laws limit the amount of dividends or other capital distributions that a banking institution, such as our federal associations and our state bank, can pay. Each of our banking subsidiaries has a policy to remain well-capitalized and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. In addition, our federal associations must file a notice with the OTS at least 30 days before they can pay dividends to their parent companies.

See Note 19 to the Consolidated Financial Statements—"Regulatory Capital Requirements and Dividend Restrictions" for a more detailed description of the limits on the dividends our subsidiary banks can pay.

  Capital Adequacy

        Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary depository banking institutions is subject to various capital requirements. Our state bank is subject to FDIC capital requirements, while our federal associations are subject to OTS capital requirements. An institution's capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors.

        Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution (that is not in the most highly-rated category) is required to have a leverage ratio of at least 4.00%, a Tier 1 risk-based ratio of 4.00% and a total risk-based ratio of 8.00%. In addition, our federal associations are required to have a tangible capital ratio of 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

        As of December 31, 2003 each of our banking subsidiaries met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized. See Note 19 to the Consolidated Financial Statements—"Regulatory Capital Requirements and Dividend Restrictions" for an analysis of our regulatory capital.

  Holding Company Status and Acquisitions

        Washington Mutual, Inc. is a multiple savings and loan holding company, as defined by federal law, because it owns more than one savings association. Washington Mutual, Inc. is regulated as a unitary savings and loan holding company, however, because the OTS deems our federal associations to have been acquired in supervisory transactions. Therefore, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions will apply to Washington Mutual, Inc. if any of our three banking institutions fails to meet a qualified thrift lender test established by federal law. As of December 31, 2003, the Company's three banking subsidiaries were in compliance with qualified thrift lender standards.

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

        The Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring Washington Mutual, Inc. unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since Washington Mutual, Inc. was treated as a unitary savings and loan holding company prior to that date, Washington Mutual, Inc. may engage in non-financial activities and acquire non-financial subsidiaries.

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

        One of our federal savings associations, Washington Mutual Bank, FA, currently is a member only of the San Francisco FHLB. Our state bank, Washington Mutual Bank, and our other federal association, Washington Mutual Bank fsb, are members of the Seattle FHLB.

        Proposals have been made recently which would affect the operations and structure of the FHLB System. The Finance Board has proposed a regulation that would require each FHLB to register its stock with the United States Securities and Exchange Commission and provide more public disclosure. Congress is considering proposals which would establish a new regulator for the FHLB System, as well as for other housing government-sponsored entities. We cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the business of the Company.

  Deposit Insurance

        The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The BIF is a deposit insurance fund for commercial banks and some federal and state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. Our state bank is a member of the BIF, but a substantial portion of its deposits is insured through the SAIF. Our federal associations are members of the SAIF, but a small portion of Washington Mutual Bank, FA's deposits are insured through the BIF.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2003, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of assessable deposits. Our banking subsidiaries qualified for the lowest rate on their deposits in 2003 and paid no deposit insurance assessments.

  Affiliate Transaction Restrictions

        Our three banking subsidiaries are subject to the same affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates (such as Washington Mutual, Inc.), principal stockholders, directors and executive officers of the banking institution and its affiliates. Each of our banking subsidiaries currently is in material compliance with all of these limitations.

  Federal Reserve, Consumer and Other Regulation

        Numerous regulations promulgated by the Federal Reserve Board affect the business operations of our banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

        Under Federal Reserve Board regulations, each of our banking subsidiaries is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds.

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

        The four federal banking agencies, including our regulators, have jointly issued expanded examination and supervision guidance relating to two areas affecting our activities—subprime lending and, most recently, mortgage banking and mortgage servicing rights.

        The USA PATRIOT Act, which was enacted following the events of September 11, 2001, included numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the Act's provisions, and the impact of the Act on our operations has not been material.

  Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires that our banking subsidiaries ascertain and help meet the credit needs of the communities we serve, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. We maintain a CRA file that is available for public viewing. The file includes copies of our most recent CRA Public Evaluations, descriptions of our products and services, delivery outlet information, and public comments.

        In September 2001, we announced a new ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by us and the companies we acquired. As of December 31, 2003, we had exceeded our yearly targets for lending in low- to moderate-income neighborhoods and underserved market areas.

  Regulatory Enforcement

        The OTS, FDIC and the State Director may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any institution-affiliated party, such as a director, officer, employee, agent, or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Each of the OTS, the FDIC and the State Director has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the FDIC.

  Regulation of Nonbanking Affiliates

        As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers, Inc., our broker-dealer subsidiaries are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As a registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions. Our specialty mortgage finance subsidiary is subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. Our insurance subsidiaries are subject to regulation by various state insurance regulators. Some of our subsidiaries are subject to various state licensing and examination requirements.

Executive Officers

        The following table sets forth certain information regarding the executive officers of Washington Mutual:

Executive Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	54	Chairman of the Board of Directors, President and Chief Executive Officer	1983
Thomas W. Casey	41	Executive Vice President and Chief Financial Officer	2002
Craig J. Chapman	47	President, Commercial Group and Chief Administrative Officer	1998
Fay L. Chapman	57	Senior Executive Vice President and General Counsel	1997
Daryl D. David	49	Executive Vice President, Human Resources	2000
Jeremy V. Gross	46	Executive Vice President and Chief Information Officer	2001
William A. Longbrake	61	Vice Chair	1996
Robert H. Miles	47	Senior Vice President and Controller	1999
Deanna W. Oppenheimer	45	President, Consumer Group	1985
Craig E. Tall	58	Vice Chair, Corporate Development	1985
James G. Vanasek	60	Executive Vice President and Chief Enterprise Risk Officer	1999

        Mr. Killinger established the Executive Committee in 1990 to facilitate and coordinate decision making by and communication among the most senior executive officers of the Company who, as a committee, determine the Company's strategic direction. The President's Council, established by Mr. Killinger in December 2002 and comprised of the Chief Financial Officer, the Chief Administrative Officer and the Group Presidents, is focused on operational efficiency, operational decision-making and strategic execution, with particular emphasis on operations and execution across business segments. The executive officers serving on these committees at December 31, 2003 are indicated below.

        Mr. Killinger is Chairman, President and Chief Executive Officer of Washington Mutual. He was named President and Director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. Mr. Killinger joined Washington Mutual as an Executive Vice President of Washington Mutual Bank in 1983. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Casey is Executive Vice President and Chief Financial Officer of Washington Mutual. As a member of the Executive Committee and the President's Council, he oversees all aspects of Washington Mutual's corporate finance, strategic planning and investor relations functions. Prior to joining Washington Mutual, Mr. Casey was with GE Capital Corp. from 1992 through 2002 where he held advising, controllership and analyst positions prior to becoming a vice president of GE and Senior Vice President and CFO of GE Financial Assurance in 1999.

        Mr. Chapman is President of the Commercial Group and Chief Administrative Officer. He is responsible for overseeing multi-family lending, commercial real estate, homebuilder finance, mortgage banker finance, Long Beach Mortgage Company, and commercial banking. As Chief Administrative Officer, Mr. Chapman oversees operational excellence, acquisition integration, corporate property services and strategic sourcing. After joining Washington Mutual in 1998 as President and Chief Executive Officer of Washington Mutual Finance Corporation, he became a member of the Executive Committee in 2001 and a member of the President's Council in 2002. Previously, Mr. Chapman served as President of AMRESCO Residential Mortgage Corporation from 1996 to 1997.

        Ms. Chapman is Washington Mutual's General Counsel and has been Senior Executive Vice President since 1999. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, she was a partner at the Seattle law office of Foster Pepper & Shefelman PLLC from 1979 to 1997.

        Mr. David joined Washington Mutual in 2000 as Executive Vice President, Human Resources. He is responsible for talent acquisition, organizational capabilities, leadership development and rewards and benefits. Mr. David became a member of the Executive Committee in 2001. He joined Washington Mutual from Amazon.com where he was Vice President of Strategic Growth and Human Resources from 1999 to 2000. Previously, he served as Executive Vice President and Chief Administrative Officer of Sanga International from 1998 to 1999.

        Mr. Gross joined Washington Mutual in 2001 as Executive Vice President and Chief Information Officer and became a member of the Executive Committee at that time. He is responsible for directing the Company's corporate technology strategy. Mr. Gross joined Washington Mutual from Sydney, Australia-based Westpac Banking Corp. where he was Group Executive of Technology, Operations and eCommerce from 1999 to 2001. From 1992 to 1999, he was Managing Director and Chief Technology Officer at Countrywide Credit Industries.

        Mr. Longbrake has been Vice Chair since 1999 and a member of the Executive Committee since 1996. He serves as the Company's primary executive liaison with regulators, legislators, industry trade organizations, and government-sponsored enterprises. Mr. Longbrake was an Executive Vice President from 1996 to 1999 and served as the Company's Chief Financial Officer from 1996 to 2002.

        Mr. Miles has been Senior Vice President and Controller since January 2001. He serves as Washington Mutual's principal accounting officer. Mr. Miles joined the Company as Senior Vice President, Corporate Tax in June 1999. Prior to joining the Company, Mr. Miles was Director, Domestic Taxes of the former BankBoston, N.A. from 1996 to 1999.

        Ms. Oppenheimer is President of the Consumer Group. She is responsible for two of the Company's reporting segments, Retail Banking and Financial Services, and Mortgage Banking. Additionally, Ms. Oppenheimer oversees corporate relations and the Company's Corporate Innovation and Research Center. Ms. Oppenheimer became Executive Vice President in 1993, has been a member of the Executive Committee since its formation in 1990, and became a member of the President's Council in 2002. She has been an officer of the Company since 1985.

        Mr. Tall is Vice Chair of Corporate Development. He is responsible for overseeing the Company's corporate development, including acquisitions and divestitures. He is also Chairman of Washington Mutual's Strategic Capital Fund Investment Committee. Mr. Tall became an Executive Vice President in 1987 and Vice Chair in 1999. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Vanasek is Executive Vice President and Chief Enterprise Risk Officer. He is responsible for overseeing credit risk management for the Company, as well as compliance, market and operational risk, internal audit and business continuity. Mr. Vanasek became a member of the Executive Committee in 2001. Prior to joining Washington Mutual in 1999, he spent eight years at the former Norwest Bank, in a variety of lending risk management positions including Chief Credit Officer.

Properties

        The Company's headquarters are located at 1201 Third Avenue, Seattle, Washington 98101. As of December 31, 2003, we conducted business in 47 states through approximately 2,913 physical distribution centers.

        The Company, in a joint venture with the Seattle Art Museum, is constructing a new headquarters building in downtown Seattle. On completion of the building, the Company will own approximately 900,000 square feet and will lease from the Seattle Art Museum an additional 250,000 square feet for a period of up to 25 years. The lessor has the right to cancel the lease, in whole or in part, at any time after the tenth year of the lease. Occupancy and the term of the lease are expected to commence concurrently in 2006.

        Additionally, significant facilities that we owned or leased were as follows:

Location	Leased/Owned	Approximate Square Footage	Termination or Renewal Date(1)
1201 3rd Ave., Seattle, WA	Leased	400,000	2006-2010
1111 3rd Ave., Seattle, WA	Leased	249,000	2004-2017
1191 2nd Ave., Seattle, WA	Leased	238,000	2015
999 3rd Ave., Seattle, WA	Leased	158,000	2004-2006
1301 5th Ave., Seattle, WA	Leased	130,000	2005-2008
1501 4th Ave., Seattle, WA	Leased	112,000	2005-2010
2500 & 2530 223rd St. SE, Bothell, WA	Leased	106,000	2005-2008
18525 36th Ave. S, SeaTac, WA	Owned	106,000	n/a
Chatsworth, CA(2)	Leased	454,000	2005-2015
Chatsworth, CA(2)	Owned	343,000	n/a
Irvine, CA(2)	Owned	421,000	n/a
Irvine, CA(2)	Leased	176,000	2004-2010
Northridge, CA(2)	Leased	348,000	2005-2006
Stockton, CA(2)	Owned	329,000	n/a
3883 Airway Drive, Santa Rosa, CA	Owned	106,000	n/a
Jacksonville, FL(2)	Leased	423,000	2004-2009
1501 Yamato Rd., Boca Raton, FL	Owned	167,000	n/a
7301 Baymeadows Way, Jacksonville, FL	Owned	145,000	n/a
2601 10th Ave. N., Lake Worth, FL	Owned	102,000	n/a
Vernon Hills, IL(2)	Leased	419,000	2004-2006
3050 Highland Pkwy, Downers Grove, IL	Leased	176,000	2013
Houston, TX(2)	Leased	352,000	2004-2008
9601 McAllister Fwy, San Antonio, TX	Leased	159,000	2005
Florence, SC(2)	Leased	245,000	2005-2008
11200 W. Parkland Ave., Milwaukee, WI	Owned	230,000	n/a
231 E. Ave., Albion, NY	Leased	221,000	2009-2011
EAB Plaza, Uniondale, NY	Leased	109,000	2007

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

        See Note 15 to the Consolidated Financial Statements—"Commitments, Guarantees and Contingencies" for a further discussion of pending and threatened litigation action and proceedings against the Company.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to shareholders during the fourth quarter of 2003.

PART II

Market for our Common Stock and Related Stockholder Matters

        Our common stock trades on The New York Stock Exchange under the symbol WM. As of February 27, 2004, there were 868,397,759 shares issued and outstanding (including 6 million shares held in escrow) held by 51,293 shareholders of record. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the "Quarterly Results of Operations" table included under Supplementary Data on page 151 and is expressly incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Restatement of Financial Statements

        During the fourth quarter of 2003, the Company concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $73 million, $38 million and $28 million as of December 31, 2002, 2001 and 2000. The restatement only affects periods commencing with the second quarter of 2000 when the policies were first acquired and had no tax effect. The Company has corrected its accounting for all affected prior reporting periods.

  Discontinued Operations

        On November 24, 2003 the Company announced a definitive agreement to sell its subsidiary, Washington Mutual Finance Corporation, to CitiFinancial, a subsidiary of Citigroup, for approximately $1.25 billion in cash. This sale was completed on January 9, 2004. Accordingly, Washington Mutual Finance is presented in this report as a discontinued operation with the results of operations and cash flows segregated from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements as well as the tables presented herein, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition.

Controls and Procedures

  Disclosure Controls and Procedures

        The Company's management, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934.

        We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and improve our controls and procedures over time and correct any deficiencies that we may discover. While we believe the present design of our disclosure controls and procedures is effective, future events affecting our business may cause us to modify our disclosure controls and procedures.

  Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Overview

        Net income increased to $3.88 billion or $4.21 per diluted share in 2003, from $3.86 billion or $4.02 per diluted share in 2002, an increase of 5% on a per share basis. The increase in earnings per share was predominantly due to share repurchase activity that occurred during the year. During 2003, the Company repurchased a total of 65.9 million shares, as compared with 38.0 million shares repurchased in 2002. Largely in response to a favorable change in the federal income tax treatment of dividends and our financial performance, the Company's common stock dividend payout ratio increased from 25.92% in 2002 to 32.63% in 2003.

        Net interest income declined to $7.63 billion in 2003, a decrease of $500 million from $8.13 billion in 2002. This decrease was attributable to a 30 basis point decline in the net interest margin year-over-year. We expect the margin to contract further in 2004 as yields on our debt securities and loans continue to reprice downward to current market levels.

        Home loan mortgage banking income was $1.97 billion in 2003, an increase of $1.27 billion from $707 million in 2002. During the first part of 2003, the anemic recovery in the U.S. economy pressured home loan mortgage lending rates to historical lows. This, in turn, fueled an industry-wide mortgage refinance boom, and led to extremely high loan volume, an increase in gain from mortgage loans and high levels of noninterest-bearing custodial deposits (collected from loan payoff activity) during the first half of 2003. In the third quarter of 2003, the monthly average of the U.S. mortgage refinance index (seasonally adjusted) declined by 31%, which was caused by a sharp increase in mortgage interest rates. As a result, customer preferences began to shift from fixed-rate, salable production to adjustable-rate, portfolio activity, which resulted in a decline in gain from mortgage loans and lower levels of custodial balances. Market volatility and operational issues exacerbated the decrease in gain from mortgage loans during the third quarter of 2003. Refinancing activity diminished further in the fourth quarter of 2003 as mortgage interest rates remained above their historical low points and thus caused gain from mortgage loans to remain well below the levels recorded during the first half of the year. The volatility in mortgage interest rates in 2003 also caused significant fluctuations in the anticipated prepayment speeds of the Company's loans serviced for others portfolio and, as a result, led to significant changes in the amortization level and the fair value of the Company's MSR. The performance of the Company's MSR risk management instruments during the year, which consist of derivative financial instruments and available-for-sale securities, mitigated the financial effects of prepayment speed volatility.

        Additional strides were made in retail banking market penetration as there was a net increase of over 800,000 retail checking accounts during the year, including over 180,000 during the fourth quarter, bringing the Company's total to more than 8 million accounts. The year produced depositor and other retail banking fees of $1.82 billion, an increase of $184 million from $1.63 billion in 2002. At year end, the average mature retail banking household maintained 5.59 products and services with the Company, an increase from 5.28 at year end 2002. A total of 260 new retail banking stores were opened in 2003, bringing the total number of retail banking stores nationwide to 1,776 at the end of the year. The build out of our national retail banking franchise will continue in 2004, as we expect to open approximately 250 new stores and deepen existing relationships by cross-selling additional products to customers.

        Noninterest expense was $7.41 billion, an increase of $1.22 billion from $6.19 billion in 2002 due to higher personnel costs to accommodate the high refinancing activity in the earlier part of the year and the opening of new retail banking stores. With the refinancing boom over, the Company announced its cost containment initiative in the fourth quarter of 2003. The Company intends to reduce expenses in those areas of operations that are not integral to the Company's planned expansion of the retail banking franchise. The savings realized from this cost containment initiative will be used to facilitate this expansion. The recent realignment of the Company's operations into two major categories—retail consumers and commercial customers—will support this initiative by eliminating redundant operations and processes. The Company expects that the impact of this initiative, which is not scheduled to be completed until the middle of 2005, coupled with the costs to be incurred in 2004 from the continuing expansion of the retail banking franchise, will result in an increase in noninterest expense of no more than 5% in 2004, as compared with 2003.

        Credit quality of the Company's loan portfolio improved in 2003 as the Company benefited from the strengthening U.S. economy during the latter part of the year and continued to take advantage of market opportunities to reduce specific credit risk exposures. At December 31, 2003, nonperforming assets as a percentage of total assets were 0.70 percent versus 0.93 percent at December 31, 2002. Total nonperforming assets were down $546 million to $1.94 billion at December 31, 2003, as compared with $2.48 billion at December 31, 2002. The improved credit risk profile resulted in the recording of a $202 million reversal in the allowance for loan and lease losses in the fourth quarter of 2003 and a provision for loan and lease losses of $42 million for the year ended December 31, 2003.

        In the fourth quarter of 2003, the Company entered into a definitive agreement to sell Washington Mutual Finance Corporation, a subsidiary of the Company, to CitiFinancial, a subsidiary of Citigroup, for approximately $1.25 billion. The sale was completed on January 9, 2004 and resulted in a pre-tax gain of approximately $660 million, to be recorded in the first quarter of 2004.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2003.

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

Critical Accounting Policy	Consolidated Statements of Financial Position Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Fair value of mortgage servicing rights	Mortgage servicing rights	Home loan mortgage banking income (expense): Mortgage servicing rights recovery (impairment)
Determining the fair value of our MSR requires us to anticipate changes in market conditions, including interest rates. Our loan servicing portfolio is subject to prepayment risk, which subjects our MSR to impairment risk.
The fair value of our MSR is estimated using a discounted cash flow model. The discounted cash flow model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions, such as servicing costs, expected prepayment speeds and discount rates. This model is highly sensitive to changes in assumptions. Changes in anticipated prepayment speeds, in particular, result in substantial fluctuations in the estimated fair value of MSR. If actual prepayment experience differs from the anticipated rates used in the Company's model, this difference may result in a material change in MSR fair value.
While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value estimates.
Limitations to the measurement of MSR fair value and the key economic assumptions and the sensitivity of the current fair value for home loans' MSR to immediate changes in those assumptions are described in the subsequent section of Management's Discussion and Analysis—"Earnings Performance" on page 31 and in Note 7 to the Consolidated Financial Statements—"Mortgage Banking Activities."

Rate lock commitments	Other assets	Home loan mortgage banking income (expense): Gain from mortgage loans
			The Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The fair value of salable rate lock commitments includes the value of the anticipated retained servicing income, which is calculated using the same valuation methodologies used to value the Company's MSR, adjusted for an anticipated fallout factor for loan commitments not expected to be funded. This valuation policy has the effect of recognizing the gain from mortgage loans before the loans are sold. However, in a recently released Securities and Exchange Commission ("SEC") Staff Accounting Bulletin, the SEC ruled that the amount of the anticipated servicing income should not be included when determining the fair value of derivative interest rate lock commitments. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the expected servicing rights that had previously been recorded at the initiation of the rate lock are not recognized until the underlying loans are sold.	See further discussion in the subsequent section of Management's Discussion and Analysis—"Earnings Performance" on page 31.

Allowance for loan and lease losses	Allowance for loan and lease losses	Provision for loan and lease losses
The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct components: the formula allowance, the specific allowance and the unallocated allowance. As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses.
The estimates and judgments are described in further detail in the subsequent section of Management's Discussion and Analysis—"Asset Quality" on page 49 and in Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies."

Net periodic benefit cost	Other assets	Compensation and benefits
The net periodic benefit cost is actuarially determined using assumed discount rates, assumed rates of compensation increase and expected return on assets. These assumptions are ultimately determined by management.
			The discount rate is determined using Moody's Aa spot rate as of year end. The compensation rate is determined by reviewing the Company's salary increases each year along with reviewing industry averages. The expected long-term return on plan assets represents management's expectation of the average rate of earnings on the funds invested to provide for the benefits included in the projected benefit obligation.	The impact to compensation and benefits expense if certain assumptions are changed is discussed in the subsequent section of Management's Discussion and Analysis—"Liquidity" on page 56.

        Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards ("Statement") No. 133, Accounting for Derivative Instruments and Hedging Activities, and the applicable hedge accounting criteria. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies."

Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46R is a revision to the original FIN 46 that addresses the consolidation of certain variable interest entities (e.g., non-qualified special purpose entities). The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN 46R must be applied no later than March 31, 2004. The Company adopted FIN 46 as of July 1, 2003. The Company is still in the process of studying and evaluating the impact of FIN 46R. However, at this time the Company does not expect the impact of FIN 46R to have a significant effect on the results of operations or financial condition.

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Consolidated Financial Statements.

        In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the expected servicing rights that had previously been recorded at the initiation of the rate lock are not recognized until the underlying loans are sold. The impact that this new policy will have on the Company's results of operations in the first quarter of 2004 will be significantly influenced by that quarter's amount of salable rate lock volume and by the timing of when loan sales are executed. As rate lock volume is highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, the Company cannot provide a reliable estimate of the impact this change will have to its future results of operations.

Five-Year Summary of Selected Financial Data

	December 31,
	2003	2002	2001	2000	1999
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$7,629	$8,129	$6,492	$3,952	$4,127
Provision for loan and lease losses	42	404	426	77	67
Noninterest income	5,850	4,469	3,176	1,925	1,479
Noninterest expense	7,408	6,188	4,416	2,970	2,775
Net income	3,880	3,861	3,104	1,871	1,817
Basic earnings per common share(1):
Income from continuing operations	4.20	4.01	3.57	2.24	2.03
Income from discontinued operations, net	0.09	0.08	0.07	0.09	0.09

Net income	4.29	4.09	3.64	2.33	2.12
Diluted earnings per common share(1):
Income from continuing operations	4.12	3.94	3.51	2.23	2.02
Income from discontinued operations, net	0.09	0.08	0.07	0.09	0.09

Net income	4.21	4.02	3.58	2.32	2.11
Dividends declared per common share(1)	1.40	1.06	0.90	0.76	0.65
Balance Sheet Data (at year end)
Securities	$36,707	$43,905	$58,233	$58,547	$60,663
Loans held for sale	20,343	38,782	27,574	3,404	794
Loans held in portfolio	175,644	143,869	126,396	115,898	110,684
Mortgage servicing rights	6,354	5,341	6,241	1,017	643
Goodwill	6,196	6,213	2,116	919	1,007
Assets	275,178	268,225	242,468	194,688	186,514
Deposits	153,181	155,516	106,946	79,384	80,940
Securities sold under agreements to repurchase	28,333	16,717	39,447	29,756	30,163
Advances from Federal Home Loan Banks	48,330	51,265	61,072	57,698	56,978
Other borrowings	15,483	14,712	9,925	7,734	4,207
Stockholders' equity	19,742	20,061	14,025	10,138	9,053
Supplemental Data
Loan volume:
Home:
Adjustable rate	$99,899	$84,627	$37,224	$37,286	$33,114
Fixed rate	263,604	180,745	108,105	6,631	10,678
Specialty mortgage finance(2)	20,678	14,077	10,333	7,549	5,008

Total home loan volume	384,181	279,449	155,662	51,466	48,800
Total loan volume	432,245	309,419	172,951	62,973	56,844
Home loan refinancing(3)	269,442	183,788	97,555	14,853	11,792
Total refinancing(3)	277,717	188,807	99,207	16,409	12,586

(1)
Restated for all stock splits.
(2)
Represents purchased subprime loans and mortgages originated by Long Beach Mortgage.
(3)
Includes loan refinancing entered into by both new and pre-existing customers.

Ratios and Other Supplemental Data

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions, except per share amounts)
Profitability
Return on average assets(1)	1.37%	1.42%	1.38%
Return on average common stockholders' equity(1)	18.85	19.34	23.51
Net interest margin	3.11	3.41	3.19
Efficiency ratio(2)(3)	54.96	49.12	44.29
Asset Quality
Nonaccrual loans(4)(5)	$1,626	$2,155	$1,920
Foreclosed assets(5)	311	328	216

Total nonperforming assets(5)	1,937	2,483	2,136
Nonperforming assets/total assets(5)	0.70%	0.93%	0.88%
Restructured loans(5)	$111	$98	$118

Total nonperforming assets and restructured loans(5)	2,048	2,581	2,254
Allowance for loan and lease losses(5)	1,250	1,503	1,278
Allowance as a percentage of total loans held in portfolio(5)	0.71%	1.04%	1.01%
Net charge-offs	$309	$248	$177
Capital Adequacy(5)
Stockholders' equity/total assets	7.17%	7.48%	5.78%
Tangible common equity(6)/total tangible assets(6)	5.26	5.26	5.13
Estimated total risk-based capital/risk-weighted assets(7)	10.94	11.53	12.84
Per Common Share Data(8)
Number of common shares outstanding at end of period (in thousands)	880,986	944,047	873,089
Common stock dividend payout ratio	32.63%	25.92%	24.73%
Book value per common share(5)(9)	$22.56	$21.66	$16.40
Market prices:
High	46.55	39.45	42.69
Low	32.98	28.41	28.56
Year end	40.12	34.53	32.70

(1)
Includes income from continuing and discontinued operations.
(2)
Based on continuing operations.
(3)
The efficiency ratio is defined as noninterest expense, excluding amortization of goodwill (applicable only to 2001), divided by total revenue (net interest income and noninterest income).
(4)
Excludes nonaccrual loans held for sale.
(5)
As of year end.
(6)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(7)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that is subject to Federal Reserve Board capital requirements.
(8)
Restated for all stock splits.
(9)
Excludes 6 million shares at December 31, 2003, and 18 million shares at December 31, 2002 and 2001, held in escrow.

Earnings Performance from Continuing Operations

  Net Interest Income

        For 2003, net interest income was $7.63 billion, a decrease of $500 million, or 6%, compared with 2002. The decrease resulted from contraction of the net interest margin, which declined to 3.11% for the year ended December 31, 2003 from 3.41% for the same period in 2002, as yields on loans and debt securities continued to reprice downward from the higher interest rate environment of 2002. The decline in the net interest margin was partially offset by decreases in the rates paid on interest-bearing deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased to 1.83% from 2.94% on an average balance of $57.10 billion and $34.02 billion for 2003 and 2002. The free funding impact of noninterest-bearing sources that resulted from high average custodial balances also partially offset the contraction in the margin for 2003 when compared with 2002. These balances, which peaked shortly after the midpoint of 2003, declined sharply during the latter part of the year as refinancing activity diminished.

        For 2002, net interest income increased $1.64 billion, or 25% compared with 2001. Most of this increase was attributable to the growth in average interest-earning assets, which increased primarily as a result of the Dime acquisition, and the expansion of the net interest margin, which increased 22 basis points during the year. The margin benefited from the full effect that the 475 basis point reduction in the Federal Funds rate in 2001 had on our wholesale borrowings, which reprice to market interest levels more quickly than our interest-earning assets. After peaking in the first quarter of 2002, the net interest margin declined throughout the remainder of that year, largely due to the downward repricing of loans and debt securities.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $622 million in 2003. Interest rate contracts, including embedded derivatives, decreased net interest income by $424 million in 2002 and increased net interest income by $1 million in 2001.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	$2,570	1.45%	$37	$2,352	1.70%	$40	$335	4.46%	$15
Available-for-sale securities(1):
Mortgage-backed securities	20,977	4.91	1,030	24,654	5.46	1,345	41,423	6.94	2,875
Investment securities	18,742	3.77	708	32,387	4.96	1,606	13,033	5.26	685
Loans held for sale(2)	44,832	5.54	2,483	30,954	6.19	1,917	18,010	6.68	1,203
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	86,443	4.77	4,124	86,039	5.90	5,077	81,686	7.23	5,908
Purchased specialty mortgage finance	10,794	5.43	586	9,028	6.27	566	6,936	7.63	529

Total home loans	97,237	4.84	4,710	95,067	5.94	5,643	88,622	7.26	6,437
Home equity loans and lines of credit	21,163	4.98	1,053	13,382	5.91	790	7,248	7.72	560
Home construction:
Builder(4)	1,084	4.79	52	1,316	5.93	78	1,826	7.72	141
Custom(5)	978	7.13	70	906	8.19	74	905	8.96	81
Multi-family	19,409	5.30	1,029	17,973	6.01	1,081	16,480	7.72	1,273
Other real estate	7,243	6.35	460	8,368	6.83	572	5,913	7.98	472

Total loans secured by real estate	147,114	5.01	7,374	137,012	6.01	8,238	120,994	7.41	8,964
Consumer	1,208	8.87	107	2,340	9.41	220	1,804	11.17	201
Commercial business	4,771	4.31	205	4,223	5.14	217	3,973	7.15	284

Total loans held in portfolio	153,093	5.02	7,686	143,575	6.04	8,675	126,771	7.45	9,449
Other	5,109	4.27	219	4,513	6.04	272	4,052	6.03	244

Total interest-earning assets	245,323	4.96	12,163	238,435	5.81	13,855	203,624	7.11	14,471
Noninterest-earning assets:
Mortgage servicing rights	5,721			6,650			5,276
Goodwill	6,198			5,996			1,839
Other(6)	25,877			20,339			14,802

Total assets	$283,119			$271,420			$225,541

(This table is continued on next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $314 million, $246 million and $158 million for the years ended December 31, 2003, 2002 and 2001.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.
(6)
Includes assets of continuing and discontinued operations.

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$62,723	1.69%	$1,057	$40,338	2.55%	$1,028	$7,540	1.58%	$119
Savings accounts and money market deposit accounts	28,196	0.93	263	31,529	1.48	466	35,828	3.17	1,134
Time deposit accounts	31,416	2.69	845	37,253	3.13	1,167	36,324	5.03	1,828

Total interest-bearing deposits	122,335	1.77	2,165	109,120	2.44	2,661	79,692	3.87	3,081
Federal funds purchased and commercial paper	3,158	1.18	37	2,976	1.90	57	4,428	4.01	177
Securities sold under agreements to repurchase	22,318	2.44	545	34,830	2.31	804	29,582	4.05	1,197
Advances from Federal Home Loan Banks	49,441	2.62	1,296	59,369	2.82	1,676	63,732	4.58	2,918
Other	13,315	3.68	491	12,172	4.34	528	10,705	5.66	606

Total interest-bearing liabilities	210,567	2.15	4,534	218,467	2.62	5,726	188,139	4.24	7,979

Noninterest-bearing sources:
Noninterest-bearing deposits	41,250			25,396			16,613
Other liabilities(7)	10,724			7,624			7,614
Stockholders' equity	20,578			19,933			13,175

Total liabilities and stockholders' equity	$283,119			$271,420			$225,541

Net interest spread and net interest income		2.81	$7,629		3.19	$8,129		2.87	$6,492

Impact of noninterest-bearing sources		0.30			0.22			0.32
Net interest margin		3.11			3.41			3.19

(7)
Includes liabilities of continuing and discontinued operations.

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

	2003 vs. 2002			2002 vs. 2001
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total Change			Total Change
	Volume	Rate		Volume	Rate
	(in millions)
Interest Income
Federal funds sold and securities purchased under resale agreements	$3	$(6)	$(3)	$39	$(14)	$25
Available-for-sale securities:
Mortgage-backed securities	(189)	(126)	(315)	(1,001)	(529)	(1,530)
Investment securities	(573)	(325)	(898)	962	(41)	921
Loans held for sale	786	(220)	566	807	(93)	714
Loans held in portfolio:
Loans secured by real estate:
Home	24	(977)	(953)	302	(1,133)	(831)
Purchased specialty mortgage finance	102	(82)	20	142	(105)	37

Total home loans	126	(1,059)	(933)	444	(1,238)	(794)
Home equity loans and lines of credit	403	(140)	263	386	(156)	230
Home construction:
Builder(1)	(13)	(13)	(26)	(34)	(29)	(63)
Custom(2)	6	(10)	(4)	–	(7)	(7)
Multi-family	82	(134)	(52)	108	(300)	(192)
Other real estate	(74)	(38)	(112)	175	(75)	100

Total loans secured by real estate	530	(1,394)	(864)	1,079	(1,805)	(726)
Consumer	(101)	(12)	(113)	54	(35)	19
Commercial business	26	(38)	(12)	17	(84)	(67)

Total loans held in portfolio	455	(1,444)	(989)	1,150	(1,924)	(774)
Other	33	(86)	(53)	28	–	28

Total interest income	515	(2,207)	(1,692)	1,985	(2,601)	(616)
Interest Expense
Deposits:
Interest-bearing checking	450	(421)	29	797	112	909
Savings accounts and money market deposit accounts	(45)	(158)	(203)	(123)	(545)	(668)
Time deposit accounts	(169)	(153)	(322)	46	(707)	(661)

Total deposit expense	236	(732)	(496)	720	(1,140)	(420)
Borrowings:
Federal funds purchased and commercial paper	3	(23)	(20)	(46)	(74)	(120)
Securities sold under agreements to repurchase	(304)	45	(259)	186	(579)	(393)
Advances from Federal Home Loan Banks	(266)	(114)	(380)	(189)	(1,053)	(1,242)
Other	47	(84)	(37)	76	(154)	(78)

Total borrowing expense	(520)	(176)	(696)	27	(1,860)	(1,833)

Total interest expense	(284)	(908)	(1,192)	747	(3,000)	(2,253)

Net interest income	$799	$(1,299)	$(500)	$1,238	$399	$1,637

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Home loan mortgage banking income (expense):
Loan servicing income (expense):
Loan servicing fees	$2,273	$2,237	$1,375	2%	63%
Amortization of mortgage servicing rights	(3,269)	(2,616)	(1,054)	25	148
Mortgage servicing rights recovery (impairment)	712	(3,219)	(1,701)	–	89
Other, net	(592)	(271)	(141)	118	92

Net home loan servicing expense	(876)	(3,869)	(1,521)	(77)	154
Revaluation gain from derivatives	338	2,517	–	(87)	–
Net settlement income from certain interest-rate swaps	543	382	–	42	–
Gain from mortgage loans	1,250	1,375	936	(9)	47
Loan related income	399	268	156	49	72
Gain from sale of originated mortgage-backed securities	320	34	117	841	(71)

Total home loan mortgage banking income (expense)	1,974	707	(312)	179	–
Depositor and other retail banking fees	1,818	1,634	1,290	11	27
Securities fees and commissions	395	362	303	9	19
Insurance income	188	155	71	21	118
Portfolio loan related income	439	349	193	26	81
Gain from other available-for-sale securities	676	768	600	(12)	28
Gain (loss) on extinguishment of securities sold under agreements to repurchase	(129)	282	621	–	(55)
Other income	489	212	410	131	(48)

Total noninterest income from continuing operations	$5,850	$4,469	$3,176	31	41

    Home Loan Mortgage Banking Income (Expense)

        In 2003, loan servicing fees increased slightly due to the acquisition of HomeSide Lending, Inc. ("HomeSide") in the fourth quarter of 2002, which added approximately $130 billion to the Company's portfolio of loans serviced for others. This increase was substantially offset by a decline in the aggregate weighted average servicing fee. The weighted average servicing fee decreased from 40 basis points at December 31, 2002 to 34 basis points at December 31, 2003 primarily due to the Company's continuing process of selling a portion of the future contractual servicing cash flows to third parties. This process decreased the net MSR balance by $628 million but had no impact on the unpaid principal balance of the loans serviced for others portfolio. Additionally, the Company has entered into loan sales and securitizations with certain government-sponsored and private enterprises in which it has retained a smaller servicing fee than is common in the industry. The smaller servicing fee leads to a lower value for the resulting MSR and greater cash income when the loans or securities are sold.

        During the first half of 2003, we recorded an other than temporary MSR impairment of $1.11 billion. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of MSR fair value that we might expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedowns had no impact on our results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization. The results of similar analyses performed during the third and fourth quarters of 2003 concluded that no further recording of an other than temporary impairment was necessary.

        The Company recognized a recovery of $712 million during 2003 in its MSR impairment valuation allowance. This recovery was primarily due to an increase in mortgage rates during the second half of 2003, which decreased the expected prepayment rate on the Company's servicing portfolio. Although this decrease in expected prepayment rates and the recording of an other than temporary impairment also had the effect of lowering the amortization rate on the servicing portfolio, total amortization expense in 2003 was higher than 2002 due to the very high levels of prepayment activity that occurred during the first half of 2003, and the acquisition of HomeSide in the fourth quarter of 2002, which added approximately $1 billion to the amortization base of the MSR. A continued decrease in long-term mortgage rates in 2002 and 2001 led to higher expected prepayment rates, which resulted in MSR impairment of $3,219 million and $1,701 million for 2002 and 2001. Continued high volumes of prepayment activity during 2002, coupled with the growth in the MSR portfolio, resulted in higher amortization, as compared with 2001.

        The increase in other home loan servicing expense in 2003 and 2002 resulted from higher loan pool expenses due to significant refinancing activity. Loan pool expenses represent the amount of interest expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly investor pool cutoff date.

        In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. We measure MSR impairment by estimating the fair value of each stratum. A valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the valuation allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a recovery in any particular stratum cannot exceed its valuation allowance. At December 31, 2003, we stratified the loans in our servicing portfolio as follows:

		December 31, 2003
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,606	$566	$1,040	$1,040
Government-sponsored enterprise	6.00% and below	2,462	211	2,251	2,251
Government-sponsored enterprise	6.01% to 7.49%	1,785	755	1,030	1,030
Government-sponsored enterprise	7.50% and above	301	127	174	174
Government	6.00% and below	420	20	400	400
Government	6.01% to 7.49%	705	291	414	414
Government	7.50% and above	346	120	226	226
Private	6.00% and below	504	114	390	390
Private	6.01% to 7.49%	312	142	170	170
Private	7.50% and above	131	39	92	92

Total primary servicing		8,572	2,385	6,187	6,187
Master servicing	All loans	116	50	66	66
Specialty home loans	All loans	75	–	75	105
Multi-family	All loans	26	–	26	28

Total		$8,789	$2,435	$6,354	$6,386

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

        Our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 7 to the Consolidated Financial Statements—"Mortgage Banking Activities."

        As part of its mortgage banking activities, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Therefore, they are recorded at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted for an anticipated fallout factor for loan commitments that are not expected to be funded. When funding occurs, the value of the rate lock commitment becomes part of the cost basis of the loan. The aggregate fair value of these assets on the Consolidated Statements of Financial Condition at December 31, 2003 and 2002 was $247 million and $961 million.

        A new SEC Staff Accounting Bulletin regarding the accounting for interest rate lock commitments will delay the Company's recognition of the value of the expected servicing rights until the loans are sold. The Company adopted and prospectively applied this new accounting guidance to all commitments for loans originated for sale that were initiated after December 31, 2003. Refer to "Recently Issued Accounting Standards" for further discussion of this Staff Accounting Bulletin.

        High levels of loan refinancing activity during the first half of 2003, which occurred due to historically low long-term mortgage rates that were in effect during that period, resulted in rate lock commitment volume of $290.77 billion for the year, compared with $236.05 billion in 2002. Although this increase also resulted in strong levels of salable home loan volume, gain from mortgage loans in 2003 decreased by

$125 million, or 9%, from 2002. The decrease was largely the result of losses sustained during the third quarter of 2003. These losses stemmed from various market volatility and operational issues, including unhedged rate lock extensions granted to customers, a diminished level of market liquidity for certain instruments used to manage interest rate risk on rate locks and loans held for sale, and system issues that caused data interruptions during the period. The Company undertook numerous actions to correct these issues and to mitigate their financial effects, including the sale of originated mortgage-backed securities, which resulted in a gain of $258 million in the third quarter of 2003, and the sale of other available-for-sale securities, which produced a gain of $381 million during that period.

        In accordance with regulatory guidance issued in December of 2003, the Company's buyouts of delinquent mortgages contained within Government National Mortgage Association ("GNMA") loan pools that it services must now be classified as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Accordingly, gains that are generated from the subsequent resale of these delinquent mortgages, which had been recorded as part of other home loan mortgage banking income on the Consolidated Statements of Income in prior periods, are now classified as gain from mortgage loans. Prior periods have been restated. In one part of the Company's program, loans that have been 30 days past due for three consecutive months (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, loans that have missed three consecutive payments are likewise purchased and resold. These loans are collectively referred to as Early Buy-Out Loans. Gain from the sale of these loans was $369 million and $126 million in 2003 and 2002. The Company does not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but continues to make such purchases from previously created pools. Over time, we expect gains from the repurchase of "rolling 30 loans" to diminish as the pools that are eligible for repurchase are depleted.

        The following tables separately present the MSR, loans held for sale and the other risk management activities included within noninterest income in 2003 and 2002.

	Year Ended December 31, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$526	$(188)	$–	$338
Net settlement income from certain interest-rate swaps	514	29	–	543
Gain from other available-for-sale securities	305	–	371	676
Loss on extinguishment of securities sold under agreements to repurchase	–	–	(129)	(129)

Total	$1,345	$(159)	$242	$1,428

	Year Ended December 31, 2002
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$2,645	$(128)	$–	$2,517
Net settlement income from certain interest-rate swaps	382	–	–	382
Gain (loss) from other available-for-sale securities	795	–	(27)	768
Gain on extinguishment of securities sold under agreements to repurchase	257	–	25	282

Total	$4,079	$(128)	$(2)	$3,949

        Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133. Derivatives that were used for MSR risk management purposes produced a revaluation gain of $526 million for the year ended December 31, 2003, compared with a gain of $2,645 million for 2002. The total notional amount of these MSR risk management derivatives at December 31, 2003 and December 31, 2002 was $65.42 billion and $41.97 billion with a combined net fair value of $669 million and $3.03 billion.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to net decreases in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, net losses of $188 million and $128 million were recognized as revaluation losses from derivatives in 2003 and 2002. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of December 31, 2003, both the fair value and carrying amount of loans held for sale were $20.34 billion, and as of December 31, 2002, the fair value was $38.84 billion with a carrying amount of $38.78 billion.

        Net settlement income from certain interest-rate swaps consisted of receive-fixed swaps, which were used predominantly as MSR risk management derivatives. At December 31, 2003, the total notional amount of these receive-fixed swaps was $32.54 billion, compared with $17.92 billion at December 31, 2002.

        Gain from other available-for-sale securities of $305 million and $795 million for the years ended December 31, 2003 and December 31, 2002 resulted from sales of mortgage-backed securities and investment securities of approximately $6.57 billion in 2003 and $17.83 billion in 2002, all of which were designated as MSR risk management instruments.

        Loan related income increased during 2003 and 2002 primarily due to increased fees charged to our correspondent lenders and higher levels of late charges on the loans serviced for others portfolio.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees in 2003 and 2002 was primarily due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in debit card and ATM related income. The number of noninterest-bearing checking accounts at December 31, 2003 totaled approximately 6.5 million, compared with approximately 5.8 million at December 31, 2002 and 4.9 million at December 31, 2001.

        Insurance income increased during 2003 and 2002 largely due to the continued growth in our captive reinsurance programs.

        The growth in portfolio loan related income in 2003 and 2002 was mostly due to increased late charges on the loan portfolio and high levels of loan prepayment fees as a result of refinancing activity.

        Several securities sold under agreements to repurchase ("repurchase agreements") that contained embedded pay-fixed swaps were restructured during 2003, resulting in a loss on extinguishment of repurchase agreements of $129 million for the year. The restructured repurchase agreements also contain embedded pay-fixed swaps with the same terms, but with a lower pay rate. Gain on extinguishment of repurchase agreements decreased in 2002 compared with 2001 largely due to lower gains recognized on terminations of certain repurchase agreements with embedded interest rate floors. The gains in 2001 were recognized to partially offset MSR impairment incurred during that year. Beginning in 2002, the Company altered its MSR risk management strategy by decreasing its reliance on embedded interest rate contracts and, instead, shifted to a blend of available-for-sale securities and derivative financial instruments.

        Other noninterest income increased in 2003 compared with 2002 partially due to fees paid to the Company by the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). The Company received $100 million in nonrefundable fees to induce the Company to swap approximately $6 billion of multi-family loans for 100% of the beneficial interest in those loans in the form of mortgage-backed securities issued by Freddie Mac. Since the Company has the unilateral right to collapse the securities after one year, the Company has effectively retained control over the loans. Accordingly, the assets continue to be accounted for and reported as loans. This transaction was undertaken by Freddie Mac in order to facilitate fulfilling its 2003 affordable housing goals as set by the Department of Housing and Urban Development. In addition, the Company completed the sale of the Ahmanson Ranch property to the Mountains Recreation and Conservation Authority of California for $150 million in the fourth quarter of 2003. The sale resulted in a gain of $77 million. During the third quarter of 2002, the Company's removal of the cash flow hedge designation on certain payor swaptions resulted in the reclassification of a $112 million loss from accumulated other comprehensive income to other income.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Year Ended December 31,					Percentage Change
	2003		2002		2001	2003/2002	2002/2001
	(in millions)
Compensation and benefits	$3,304		$2,813		$1,829	17%	54%
Occupancy and equipment	1,592		1,136		776	40	46
Telecommunications and outsourced information services	554		507		436	9	16
Depositor and other retail banking losses	201		204		144	(1)	42
Amortization of goodwill	–	(1)	–	(1)	134	–	(100)
Amortization of other intangible assets	61		67		33	(9)	103
Advertising and promotion	278		234		176	19	33
Professional fees	267		201		189	33	6
Postage	220		192		131	15	47
Loan expense	253		211		126	20	67
Travel and training	149		137		108	9	27
Reinsurance expense	61		51		13	20	292
Other expense	468		435		321	8	36

Total noninterest expense from continuing operations	$7,408		$6,188		$4,416	20	40

(1)
The Company adopted Statement No. 142 on January 1, 2002, and no longer amortizes goodwill.

        The increase in employee base compensation and benefits expense in 2003 over 2002 was substantially due to higher personnel costs to accommodate the high refinancing activity in the earlier part of the year and the opening of new retail banking stores. For the year, 260 new retail banking stores were opened, bringing the total number of retail banking stores nationwide to 1,776. The increase in 2002 over 2001 was primarily due to the acquisitions of Dime and HomeSide, the hiring of additional staff to support our expanding operations and an increase in incentive compensation. The number of employees was 61,374 at December 31, 2003 compared with 52,870 at December 31, 2002 and 39,184 at December 31, 2001.

        The increase in occupancy and equipment expense in 2003 resulted primarily from higher equipment depreciation expense and building rent expense. These increases occurred primarily due to the completion of technology projects that were placed into service in 2003 and the expansion of the Company's distribution network. Additionally, as part of the realignment of its operating segment structure in the fourth quarter of 2003, the Company wrote off approximately $150 million of capitalized costs as a result of its decision to discontinue the development of a loan origination system and to migrate and consolidate its loan origination fulfillment activities onto a smaller complex of preexisting systems. The increase in occupancy and equipment expense in 2002 resulted from rent, maintenance and depreciation expense due to the acquisitions of Dime and HomeSide.

        Professional fees increased in 2003 over 2002, primarily as a result of increased technology and corporate services-related projects.

        The increase in loan expense in 2003 and 2002 was primarily due to higher loan closing costs and mortgage payoff expenses, which were attributable to an overall increase in loan originations, purchases and refinancing activity.

        Other expense increased in 2003 primarily due to higher foreclosed asset expense, outside services, and charitable contributions. A significant portion of the increase in other expense during 2002 was due to increases in foreclosed assets expense, business taxes and office supplies.

Review of Financial Condition

  Assets

        At December 31, 2003, our assets were $275.18 billion, an increase of $6.95 billion or 3% from $268.23 billion at December 31, 2002. This increase was predominantly attributable to an increase in loans held in portfolio largely as a result of higher adjustable-rate loan production and an increase in investment securities. This increase was mostly offset by a decrease in loans held for sale and mortgage-backed securities.

  Securities

        Securities consisted of the following:

	December 31,
	2003	2002
	(in millions)
Available-for-sale securities, total amortized cost of $36,858 and $42,528:
Mortgage-backed securities	$10,695	$28,375
Investment securities	26,012	15,530

Total available-for-sale securities	$36,707	$43,905

        Our mortgage-backed securities portfolio declined $17.68 billion to $10.70 billion at December 31, 2003 from $28.38 billion at December 31, 2002. Substantially all of this decrease resulted from the sale of $12.24 billion of mortgage-backed securities during 2003 and prepayments that occurred from refinancing activity. The Company sold mortgage-backed securities during the latter part of 2003 to mitigate the effects of market volatility and operational issues experienced in the third quarter. Our investment securities increased $10.48 billion to $26.01 billion at December 31, 2003 from $15.53 billion at December 31, 2002, predominantly due to the purchase of U.S. Government and agency bonds. Refer to Note 5 to the Consolidated Financial Statements—"Securities" for additional information on securities, classified by security type.

  Loans

        Total loans consisted of the following:

	December 31,
	2003	2002	2001	2000	1999
	(in millions)
Loans held for sale	$20,343	$38,782	$27,574	$3,404	$794
Loans held in portfolio:
Loans secured by real estate:
Home	100,043	82,842	79,624	80,181	80,234
Purchased specialty mortgage finance	12,973	10,128	8,209	5,541	3,124

Total home loans	113,016	92,970	87,833	85,722	83,358
Home equity loans and lines of credit	27,647	16,168	7,970	5,772	4,404
Home construction:
Builder(1)	1,052	1,017	1,623	440	338
Custom(2)	1,168	932	979	991	905
Multi-family(3)	20,324	18,000	15,608	15,657	15,261
Other real estate(4)	6,649	7,986	6,089	3,920	3,585

Total loans secured by real estate	169,856	137,073	120,102	112,502	107,851
Consumer	1,028	1,663	2,009	1,669	1,438
Commercial business	4,760	5,133	4,285	1,727	1,395

Total loans held in portfolio	$175,644	$143,869	$126,396	$115,898	$110,684

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Includes multi-family construction balances of $325 million in 2003, $491 million in 2002, $385 million in 2001, $90 million in 2000, and $52 million in 1999.
(4)
Includes other commercial real estate construction balances of $382 million in 2003, $469 million in 2002, $608 million in 2001, $177 million in 2000 and $185 million in 1999.

        During most of 2003, loans held for sale remained at elevated levels due to the high volume of fixed-rate mortgage refinancing activity, which the Company generally sells to secondary mortgage market participants. As refinancing activity subsided in the latter part of the year, loans held for sale declined sharply, ultimately resulting in a decline in the year-end spot balance, as compared with the spot balance at December 31, 2002. The increase in loans held for sale in 2002 was primarily the result of the addition of the mortgage operations through the acquisitions of Dime and HomeSide in 2002, which coincided with a period of high fixed-rate loan refinancing activity.

        Our loans held in portfolio increased $31.77 billion to $175.64 billion at December 31, 2003 from $143.87 billion at December 31, 2002. This increase was predominantly due to an increase in total home loans and home equity loans and lines of credit. As refinancing activity declined during the latter part of 2003, loan volume began to shift away from salable fixed-rate production and into short-term adjustable-rate mortgages, which the Company generally retains in its portfolio. In particular, the portfolio balance of U.S. Treasury-indexed short-term adjustable-rate loans increased from $39.95 billion at September 30, 2003 to $51.49 billion at December 31, 2003. Also contributing to home loan portfolio growth in 2003 was the retention of certain medium-term adjustable-rate mortgages originated during the third quarter of 2003. These products, also referred to as "hybrid" loans, offer fixed interest rates during their initial term, which is typically three or five years, and then convert to an adjustable rate for their remaining life. The increase in the loan portfolio in 2002 was primarily due to the Dime acquisition, partially offset by high levels of loan prepayment activity.

        Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2003
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction:
Adjustable rate	$449	$871	$56	$1,376
Fixed rate	187	50	607	844
Multi-family construction:
Adjustable rate	–	244	36	280
Fixed rate	–	27	18	45
Other commercial real estate construction:
Adjustable rate	3	201	128	332
Fixed rate	–	34	16	50
Commercial business:
Adjustable rate	1,032	2,574	829	4,435
Fixed rate	5	132	188	325

Total	$1,676	$4,133	$1,878	$7,687

  Deposits

        Deposits consisted of the following:

	December 31,
	2003	2002
	(in millions)
Checking accounts:
Noninterest bearing	$27,906	$35,730
Interest bearing	68,318	56,132

Total checking accounts	96,224	91,862
Savings accounts	11,029	10,313
Money market deposit accounts	17,971	19,573
Time deposit accounts	27,957	33,768

Total deposits(1)	$153,181	$155,516

(1)
Includes custodial/escrow deposits related to loan servicing activities of $14.99 billion as of December 31, 2003 and $25.90 billion as of December 31, 2002. Substantially all custodial/escrow balances reside in noninterest bearing checking accounts.

        Deposits decreased to $153.18 billion at December 31, 2003 from $155.52 billion at December 31, 2002. After remaining at extremely high levels throughout most of 2003, custodial balances declined sharply during the latter part of the year due to a marked decline in refinancing activity, which reduced the volume of loan payoffs within the servicing portfolio. Time deposit accounts decreased by $5.81 billion from year end 2002 predominantly as a result of decreases in certificates of deposit accounts. These decreases were substantially offset by increases in interest-bearing checking (Platinum) accounts. Platinum accounts totaled $62.89 billion at December 31, 2003, compared with $50.20 billion at December 31, 2002. During 2003, the number of Platinum accounts increased by more than 300,000.

        Checking accounts, savings accounts and money market deposit accounts increased to 82% of total deposits at December 31, 2003, compared with 78% at year end 2002. These products generally have the benefit of lower interest costs, compared with time deposit accounts. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At December 31, 2003, deposits funded 56% of total assets, compared with 58% at year end 2002.

  Borrowings

        Our borrowings predominantly take the form of repurchase agreements from financial intermediaries and advances from the Federal Home Loan Banks of Seattle, San Francisco, Dallas and New York. The exact mix of these two types of wholesale borrowings at any given time is dependent upon the market pricing of the individual borrowing sources.

        Our wholesale borrowings increased by $10.19 billion at December 31, 2003 compared with year end 2002 predominantly due to an increase in repurchase agreements and federal funds purchased, which was partially offset by a decrease in advances from FHLBs. Other borrowings increased by $771 million during 2003 substantially due to an increase in outstanding secured lines of credit. Refer to "Liquidity" for further discussion of funding sources at December 31, 2003, compared with year end 2002.

Operating Segments

        The Company uses various methodologies, and continues to enhance those methodologies, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the approximate market benchmark of the Company's cost of funds. It is based on the maturities and interest rate sensitivities of assets and liabilities and is designed to extract interest rate risk from the business units and concentrate it in the Treasury Division, where it is managed. This system measures the interest margin that is contributed by individual products, customers and organizational units; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under accounting principles generally accepted in the United States of America. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions.

        On September 30, 2003, the Company announced the realignment of its operating segment structure. As a result of this realignment, the Company's products and services are now grouped into two primary categories—those marketed to retail consumers and those marketed to commercial customers. The financial information reported for the Company's operating segments is presented under this recently realigned structure. Historical periods have been restated to conform to this new presentation.

        The following table presents the operating segments, under both the previous and newly aligned segment structure:

	Previous Segment Structure			Current Segment Structure

Consumer Group

Product or Service	Banking and Financial Services Group	Home Loans and Insurance Services Group	Specialty Finance Group	Retail Banking and Financial Services	Mortgage Banking	Commercial Group

Deposit and other retail banking products and services to consumers	X			X

Home equity loan products and consumer lending	X			X

Investment advisory and brokerage services	X			X

Business banking	X					X

Originating(1) and servicing home loans		X			X

Originating(1) and selling home loans on the secondary market		X			X

Home loan portfolio		X		X

Insurance products and services		X			X

Specialty mortgage finance: purchased subprime home loan portfolio		X		X

Specialty mortgage finance: Long Beach Mortgage		X				X

Loans to developers and investors for the construction and purchase of multi-family dwellings, other commercial properties and new homes			X			X

Servicing multi-family and other commercial real estate loans			X			X

(1)
Includes home loans purchased from correspondents.

        The Consumer Group provides access to customers through a wide range of channels, which encompass a network of retail banking stores, retail and wholesale home loan centers and ATMs. Additionally, 24-hour service is provided through telephone call centers and online banking. The Consumer Group consists of two distinct operating segments for which separate financial reports are prepared: the Retail Banking and Financial Services segment, and the Mortgage Banking segment.

        The Retail Banking and Financial Services segment offers a diversified set of products and financial services to individual consumers. These products and services include deposit products such as the Company's signature free checking and Platinum accounts, savings accounts, money market deposit accounts and time deposit accounts. Loan products include home loans, home equity loans and lines of credit and consumer loans. This segment also holds those home loans originated and serviced by the Mortgage Banking segment for retention in the Company's loan portfolio, and purchased subprime home loans. Financial services offered by this segment include the Company's mutual fund management business, WM Advisors, Inc., which provides investment advisory and mutual fund distribution services, and investment advisory and securities brokerage services that are offered by WM Financial Services, Inc., a licensed broker-dealer. Fixed annuities are also offered to the public through licensed banking employees.

        The Mortgage Banking segment originates and services home loans that are sold to secondary market participants and loans that are held in portfolio by the Retail Banking and Financial Services segment. Costs incurred by the Mortgage Banking segment for servicing the Company's home loan portfolio are charged to the Retail Banking and Financial Services segment. Insurance services that complement the mortgage process, such as private mortgage insurance and property and casualty insurance policies, are also offered by this segment. This segment also manages the Company's captive reinsurance activities and offers a variety of life insurance policies.

        The Commercial Group's activities are managed as one operating segment. This group's products and services include loans made to developers and investors of multi-family and other commercial real estate properties, commercial real estate loan servicing, selling commercial real estate loans to secondary market participants, mortgage banker financing and loans made to small- and mid-sized businesses. The Group also provides financing to builders for the construction of new homes. Through Long Beach Mortgage, a wholly-owned subsidiary of the Company and a component of the Company's specialty mortgage finance program, the Commercial Group originates and services home loans made to higher-risk borrowers that are sold to private and other secondary market participants.

  Consumer Group

    Retail Banking and Financial Services

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$4,018	$3,813	$3,060	5%	25%
Provision for loan and lease losses	146	282	218	(48)	29
Noninterest income	2,497	2,243	1,817	11	23
Inter-segment revenue	179	96	62	86	55
Noninterest expense	3,950	3,562	2,551	11	40

Income before income taxes	2,598	2,308	2,170	13	6
Income taxes	996	880	816	13	8

Net income	$1,602	$1,428	$1,354	12	5

Performance and other data:
Efficiency ratio(1)	51.27%	49.79%	49.26%	3	1
Average loans	$121,119	$114,149	$98,364	6	16
Average assets	133,004	125,682	107,556	6	17
Average deposits	125,440	112,034	81,194	12	38

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $1,602 million in 2003, compared with $1,428 million in 2002 and $1,354 million in 2001. Net interest income increased to $4,018 million in 2003 from $3,813 million in 2002 and $3,060 million in 2001. The increase in net interest income was the result of growth experienced in interest-bearing checking balances, predominantly consisting of Platinum accounts, which increased the amount of credits received through the funds transfer pricing process. Also contributing to the increase was a decrease in interest rates paid to customers holding Platinum checking accounts. This increase was partially offset by a decrease in interest income received from loans, as a result of the continued downward pricing of the loan portfolio to current market levels. The overall increase in net interest income for 2002 was driven mostly by higher home equity loans and lines of credit balances.

        Noninterest income increased to $2,497 million in 2003, compared with $2,243 million in 2002 and $1,817 million in 2001. These increases in noninterest income were primarily a result of an increase in depositor and other retail banking fees due to higher levels of checking fees, resulting from an increase in the number of noninterest-bearing checking accounts and an increase in debit card and ATM related income.

        Noninterest expense increased to $3,950 million in 2003, compared with $3,562 million in 2002 and $2,551 million in 2001. The increase in noninterest expense was primarily a result of an increase in employee base compensation and benefits expense, which was due to higher personnel costs to accommodate the opening of 260 new retail banking stores during the year. Also contributing to the increase was an increase in occupancy and equipment expense resulting from the expansion of the Company's distribution network. The increase in 2002 was primarily the result of an increase in the goodwill cost of capital allocation and an increase in higher employee compensation and benefits expense due to the Dime and HomeSide acquisitions.

        Total average assets increased by 6%, or $7,322 million in 2003 and increased 17%, or $18,126 million in 2002. The increase in 2003 was substantially due to an increase in home equity loans and lines of credit and an increase in the purchased subprime portfolio. The increase in 2002 was primarily driven by an increase in home equity loans and lines of credit and home loan mortgages.

        Total average deposits increased by 12%, or $13,406 million in 2003 and by 38%, or $30,840 million in 2002. These increases were substantially driven by the growth in Platinum accounts, partially offset by decreases in money market and time deposit accounts.

    Mortgage Banking

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$2,462	$1,774	$878	39%	102%
Noninterest income	2,980	2,365	1,288	26	84
Inter-segment expense	179	96	62	86	55
Noninterest expense	3,105	2,293	1,134	35	102

Income before income taxes	2,158	1,750	970	23	80
Income taxes	827	655	376	26	74

Net income	$1,331	$1,095	$594	22	84

Performance and other data:
Efficiency ratio(1)	55.03%	51.67%	50.55%	7	2
Average loans	$42,626	$28,666	$18,169	49	58
Average assets	69,900	48,560	26,356	44	84
Average deposits	27,112	13,583	7,591	100	79

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $1,331 million in 2003, compared with $1,095 million in 2002 and $594 million in 2001. Net interest income increased to $2,462 million in 2003 from $1,774 million in 2002 and $878 million in 2001. These increases in net interest income were primarily the result of the higher levels of loans held for sale due to extremely high refinancing activity which resulted in a large increase in salable loan volume.

        Noninterest income increased to $2,980 million in 2003, compared with $2,365 million in 2002 and $1,288 million in 2001. The increase in noninterest income was primarily due to a recovery, net of changes in risk management instruments, in the MSR impairment valuation allowance during 2003. This recovery was largely the result of an increase in mortgage rates during the second half of the year, which decreased the expected prepayment rate on the Company's servicing portfolio. The increase in 2003 was partially offset by an increase in MSR amortization. MSR amortization increased due to high levels of prepayment activity in the first half of 2003, and from the purchase of HomeSide in the fourth quarter of 2002, which increased the amortization base of the MSR. The increase in 2002 was largely due to increases in loan servicing fees, revaluation gain from derivatives and gain from other available-for-sale securities. This increase was partially offset by an increase in MSR impairment.

        Noninterest expense increased to $3,105 million in 2003, compared with $2,293 million in 2002 and $1,134 million in 2001. The increase in noninterest expense was primarily the result of an increase in employee base compensation and benefits expense, which was due to higher personnel costs to accommodate the refinancing activity during the year. Also contributing to the increase was higher occupancy and equipment expense resulting from a write down of capitalized technology costs and the expansion of the Company's distribution network. The increase in 2002 was primarily driven by increases in compensation and benefits and occupancy and equipment expense related to the Dime and HomeSide acquisitions. The goodwill cost of capital charge related to the Dime acquisition also contributed to the increase in 2002.

        Total average assets increased by 44%, or $21,340 million in 2003 and increased by 84%, or $22,204 million in 2002. These increases were primarily due to the elevated levels of loans held for sale that resulted from high levels of fixed-rate mortgage refinancing activity during 2003 and 2002, which the Company generally sells to secondary mortgage market participants. After remaining at high levels throughout much of 2003, loans held for sale sharply declined towards the latter part of the year due to a decline in refinancing activity.

        Total average deposits increased by 100%, or $13,529 million in 2003 and by 79%, or $5,992 million in 2002. These increases were substantially due to elevated levels in refinancing activity during both years, which resulted in high levels of custodial deposits from prepayment activity in the loan servicing portfolio. After remaining at high levels throughout much of 2003, custodial balances sharply declined towards the latter part of the year due to a decline in refinancing activity.

  Commercial Group

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$1,323	$1,179	$915	12%	29%
Provision for loan and lease losses	115	202	119	(43)	70
Noninterest income	476	508	429	(6)	18
Noninterest expense	561	514	373	9	38

Income from continuing operations before income taxes	1,123	971	852	16	14
Income taxes	405	352	310	15	14

Income from continuing operations	718	619	542	16	14
Income from discontinued operations, net of taxes	87	72	61	21	18

Net income	$805	$691	$603	16	15

Performance and other data:
Efficiency ratio(1)	24.68%	23.76%	22.90%	4	4
Average loans	$35,695	$33,106	$29,061	8	14
Average assets	44,376	40,171	35,176	10	14
Average deposits	5,407	4,014	3,855	35	4

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $805 million in 2003, compared with $691 million in 2002 and $603 million in 2001. Net interest income increased to $1,323 million in 2003, from $1,179 million in 2002 and $915 million in 2001. These increases were mostly due to lower funding costs resulting from reduced interest rates and higher average balances of home loans held for sale and multi-family loans.

        Noninterest income decreased to $476 million in 2003, compared with $508 million in 2002 and $429 million in 2001. This decrease was predominantly due to lower gain from mortgage loans, partially offset by nonrefundable fees received as consideration for swapping approximately $6 billion of multi-family loans with Freddie Mac and receiving beneficial interests in those loans in the form of mortgage-backed securities. Higher loan prepayment fees during 2003 also offset the decrease. The increase in 2002 was mostly due to higher loan related income and revaluation adjustments on residual interests in collateralized mortgage obligations.

        Noninterest expense was $561 million in 2003, compared with $514 million in 2002 and $373 million in 2001. A significant portion of the increase in noninterest expense was due to an increase in employee base compensation and benefits which was due to higher personnel costs to accommodate the increase in multi-family and other commercial real estate refinancing activity during the year. Also contributing to the increase was higher occupancy and equipment expense resulting from the expansion of the Company's distribution network. This increase was partially offset by lower allocated overhead expense. The increase in 2002 was mostly due to increased compensation and benefits expense and an increase in the goodwill cost of capital allocation from the Dime acquisition in 2002.

        Total average assets increased by 10%, or $4,205 million in 2003 and increased 14%, or $4,995 million in 2002. The increase in average assets in 2003 was largely due to higher levels of home loans held for sale and growth in multi-family loans held in portfolio. The increase in 2002 was driven mostly by higher multi-family and other commercial real estate loans held in portfolio.

  Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income (expense)	$(530)	$1,068	$1,375	–%	(22)%
Provision for loan and lease losses	3	3	7	–	(57)
Noninterest income (expense)	649	(76)	(74)	–	3
Noninterest expense	635	635	610	–	4

Income (loss) before income taxes	(519)	354	684	–	(48)
Income taxes (benefit)	(192)	131	253	–	(48)

Net income (loss)	$(327)	$223	$431	–	(48)

Performance and other data:
Average loans	$(255)	$(435)	$(20)	(41)	–
Average assets	37,920	58,824	57,875	(36)	2
Average deposits	5,626	4,885	3,665	15	33

        Corporate Support/Treasury and Other had a net loss of $327 million in 2003, compared with net income of $223 million in 2002 and $431 million in 2001. Net interest expense was $530 million in 2003, compared with net interest income of $1,068 million in 2002 and $1,375 million in 2001. The decrease in net interest income was predominantly due to decreases in the average balances of available-for-sale securities resulting from sales of mortgage-backed and investment securities and prepayments of mortgage-backed securities that occurred from refinancing activity. The decrease was also attributable to the impact of the funds transfer pricing process. This decrease was partially offset by a reduction in interest expense from borrowed funds, as a result of lower interest rates and higher levels of lower-costing average deposit balances. The decrease in 2002 was primarily due to the impact of the funds transfer pricing process to the results of our Treasury operations.

        Noninterest income was $649 million in 2003, compared with noninterest expense of $76 million in 2002 and $74 million in 2001. The increase in 2003 was predominantly due to gain on sale of mortgage-backed and investment securities.

Off-Balance Sheet Activities

  Asset Securitization

        We transform loans into securities, which are sold to investors—a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. The QSPE, in turn, issues interest-bearing securities, commonly called asset-backed securities, which are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests were $2.36 billion at December 31, 2003, of which $2.34 billion have either a AAA credit rating or are agency insured. See Note 7 to the Consolidated Financial Statements—"Mortgage Banking Activities" for additional information concerning securitization transactions.

  Contractual Obligations

        The following table presents, as of December 31, 2003, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease and purchase obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 but less than 3 years	3 but less than 5 years	5 years or more
Debt obligations(1)	$91,558	$58,489	$16,101	$11,337	$5,631
Capital lease obligations	76	10	15	12	39
Operating lease obligations(2)	2,158	442	688	410	618
Purchase obligations(3)	502	138	254	86	24

Total contractual obligations	$94,294	$59,079	$17,058	$11,845	$6,312

(1)
Excludes debt obligations of $2.43 billion from discontinued operations.
(2)
Excludes operating lease obligations of $16 million from discontinued operations.
(3)
Purchase obligations are defined as legally binding agreements whereby the Company commits to a minimum purchase amount of $1 million or more over a specified period of time. Estimated payments for contracts that may be terminated early without penalty are shown through the first termination date, all others are shown through the date of contract termination. Excluded from the table are purchase obligations expected to be settled in cash within 90 days of the end of the reporting period.

        The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 1—"Summary of Significant Accounting Policies" and Note 22—"Derivative Financial Instruments" to the Consolidated Financial Statements.

  Commitments, Guarantees and Contingencies

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual agreements under which the Company may be held liable is included in Note 15—"Commitments, Guarantees and Contingencies" to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 21—"Employee Benefits Programs and Other Expense" to the Consolidated Financial Statements.

Asset Quality

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans are generally placed on nonaccrual status when they are 90 days or more past due. Additionally, loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal and interest is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans from continuing operations consisted of the following:

	December 31,
	2003	2002	2001	2000	1999
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Loans secured by real estate:
Home	$736	$1,068	$1,010	$509	$572
Purchased specialty mortgage finance	597	438	292	127	23

Total home nonaccrual loans	1,333	1,506	1,302	636	595
Home equity loans and lines of credit	47	36	34	27	22
Home construction:
Builder(1)	25	42	26	16	15
Custom(2)	10	7	10	2	3
Multi-family	19	50	56	10	21
Other real estate	153	413	376	35	33

Total nonaccrual loans secured by real estate	1,587	2,054	1,804	726	689
Consumer	8	22	16	14	12
Commercial business	31	79	100	12	10

Total nonaccrual loans held in portfolio	1,626	2,155	1,920	752	711
Foreclosed assets	311	328	216	144	195

Total nonperforming assets	$1,937	$2,483	$2,136	$896	$906
As a percentage of total assets	0.70%	0.93%	0.88%	0.46%	0.49%
Restructured loans	$111	$98	$118	$120	$117

Total nonperforming assets and restructured loans	$2,048	$2,581	$2,254	$1,016	$1,023

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Home loan nonaccruals totaled $736 million at December 31, 2003, down 31% from December 31, 2002. The Company continued its program of selling packages of nonperforming loans that it holds in portfolio. During 2003, the Company sold $619 million of nonperforming loans that it held in portfolio, incurring $38 million in related charge-offs. We will periodically evaluate nonperforming loan sales as part of our ongoing portfolio management strategy.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $66 million, $119 million, $123 million, $32 million and $30 million at December 31, 2003, 2002, 2001, 2000 and 1999. Valuation changes on loans held for sale are reflected as gains or losses within gain from mortgage loans in noninterest income.

        Purchased specialty mortgage finance nonaccrual loans totaled $597 million at December 31, 2003, an increase of $159 million from December 31, 2002 primarily reflecting the seasoning and growth of this loan portfolio.

        Nonaccrual home equity loans and lines of credit totaled $47 million at December 31, 2003, an increase of $11 million from December 31, 2002. However, the percentage of nonaccruals to total loans in this portfolio totaled 0.17% at December 31, 2003, down from 0.22% at December 31, 2002.

        At December 31, 2003, other real estate loans on nonaccrual totaled $153 million, down from $413 million at December 31, 2002. Much of the year-to-date improvement was due to reinstatements, payoffs, transfers to foreclosed assets, and other dispositions in the commercial portfolios, including the Company's exit from the franchise-oriented finance business, which accounted for $132 million of nonaccrual loans at December 31, 2002.

        The multi-family portfolio continued to exhibit strong performance, with nonaccrual loans in this category representing 0.09% of total multi-family loans at December 31, 2003, compared with 0.28% at December 31, 2002.

        Commercial business nonaccrual loans decreased $48 million during the year ended December 31, 2003 to $31 million. During 2003, the Company aggressively disposed of or charged-off distressed assets in this portfolio.

        At December 31, 2003, foreclosed assets were $311 million, compared with $328 million at December 31, 2002. The Company's foreclosed assets include residential and commercial real estate as well as a small amount of personal property. While residential secured properties increased $16 million during 2003, declines in commercial and personal property totaled $27 million and $5 million.

        If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $86 million in 2003, $118 million in 2002 and $92 million in 2001.

        Loans held in portfolio (exclusive of the allowance for loan and lease losses) and nonaccrual loans by geographic concentration at December 31, 2003 were as follows:

	California		Washington/Oregon		New York/New Jersey
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$48,447	$172	$6,132	$99	$9,736	$85
Purchased specialty mortgage finance	3,102	62	362	21	1,659	79

Total home loans	51,549	234	6,494	120	11,395	164
Home equity loans and lines of credit	14,070	14	4,242	10	1,618	4
Home construction:
Builder(1)	278	–	77	–	75	–
Custom(2)	556	1	323	5	28	1
Multi-family	15,589	5	1,258	6	1,885	2
Other real estate	1,648	2	1,422	12	1,399	3

Total loans secured by real estate	83,690	256	13,816	153	16,400	174
Consumer	358	1	391	3	63	–
Commercial business	621	4	1,698	9	533	–

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$84,669	$261	$15,905	$165	$16,996	$174

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	48%	16%	9%	10%	10%	11%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

	Florida		Texas
	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$7,612	$60	$1,523	$28
Purchased specialty mortgage finance	1,064	38	795	47

Total home loans	8,676	98	2,318	75
Home equity loans and lines of credit	1,448	2	3,188	6
Home construction:
Builder(1)	126	9	273	12
Custom(2)	45	–	11	–
Multi-family	57	–	241	2
Other real estate	152	4	491	55

Total loans secured by real estate	10,504	113	6,522	150
Consumer	47	–	35	–
Commercial business	434	2	421	15

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$10,985	$115	$6,978	$165

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	6%	7%	4%	10%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

	Other(3)		Total
	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$26,593	$292	$100,043	$736
Purchased specialty mortgage finance	5,991	350	12,973	597

Total home loans	32,584	642	113,016	1,333
Home equity loans and lines of credit	3,081	11	27,647	47
Home construction:
Builder(1)	223	4	1,052	25
Custom(2)	205	3	1,168	10
Multi-family	1,294	4	20,324	19
Other real estate	1,537	77	6,649	153

Total loans secured by real estate	38,924	741	169,856	1,587
Consumer	134	4	1,028	8
Commercial business	1,053	1	4,760	31

Total loans held in portfolio (exclusive of the allowance for loan and lease losses)	$40,111	$746	$175,644	$1,626

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	23%	46%	100%	100%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Of this category, Illinois had the largest portfolio balance of approximately $5.24 billion and the largest nonaccrual amount of $90 million.

  90 or More Days Past Due

        The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest were $46 million, $60 million, $86 million, $45 million and $60 million at December 31, 2003, 2002, 2001, 2000 and 1999. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

        In prior periods, our held for sale portfolio included an immaterial amount of loans which were 90 or more days contractually past due and still accruing interest. However, as a result of regulatory guidelines issued in December of 2003, delinquent mortgages contained within GNMA loan servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of loss. Our held for sale portfolio contained $2.50 billion, $3.22 billion and $692 million of such loans which were 90 or more days contractually past due and still accruing interest at December 31, 2003, 2002 and 2001. We did not participate in this program prior to 2001.

  Provision and Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct components: the formula allowance, the specific allowance (which includes the allowance for loans deemed to be impaired by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that is allocated to the various loan portfolios. As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses.

        The allowance considers losses that are inherent in loan portfolios, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender's knowledge of those events. The time frame between the occurrence of such events and the resulting default and loss realization is referred to as the loss emergence period. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

        The formula allowance is calculated by applying loss factors against all loans in what are considered homogeneous portfolios (such as home loans, home equity loans and lines of credit, and purchased specialty mortgage finance loans). Loss factors are based on an analysis of the historical loss experience of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors may be adjusted for external factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Such external factors include, but are not limited to, the interest rate environment and housing prices.

        For non-homogeneous loans such as commercial real estate, larger commercial business loans and builder home construction loans, loss factors are assigned based on risk ratings that are ascribed to the individual loans. A specific allowance may be assigned to these loans if they have been individually determined to be impaired.

        Loans, other than those included in homogeneous portfolios, are considered impaired when it is probable that we will be unable to collect all amounts past due, including interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, we evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

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

        Refer to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in millions)
Balance, beginning of year	$1,503	$1,278	$909	$942	$987
Allowance transferred to loans held for sale	(3)	(31)	–	(36)	(1)
Allowance acquired through business combinations	–	148	120	–	–
Allowance for certain loan commitments	17	(48)	–	–	–
Provision for loan and lease losses	42 (1)	404	426	77	67

	1,559	1,751	1,455	983	$1,053
Loans charged off:
Loans secured by real estate:
Home	(65)	(52)	(29)	(19)	(38)
Purchased specialty mortgage finance	(39)	(33)	(25)	(4)	–

Total home loan charge-offs	(104)	(85)	(54)	(23)	(38)
Home equity loans and lines of credit	(14)	(14)	(4)	(3)	–
Home construction(2)	(2)	(1)	–	(1)	–
Multi-family	(5)	(1)	–	(2)	(15)
Other real estate	(97)	(60)	(35)	(4)	(24)

Total loans secured by real estate	(222)	(161)	(93)	(33)	(77)
Consumer	(69)	(70)	(51)	(41)	(46)
Commercial business	(79)	(73)	(49)	(9)	(3)

Total loans charged off	(370)	(304)	(193)	(83)	(126)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	10	2	2	1	4
Purchased specialty mortgage finance	3	–	–	1	–

Total home loan recoveries	13	2	2	2	4
Home equity loans and lines of credit	1	1	1	–	–
Multi-family	1	1	–	1	3
Other real estate	17	12	3	1	4

Total loans secured by real estate	32	16	6	4	11
Consumer	15	13	4	4	3
Commercial business	14	27	6	1	1

Total recoveries of loans previously charged off	61	56	16	9	15

Net charge-offs	(309)	(248)	(177)	(74)	(111)

Balance, end of year	$1,250	$1,503	$1,278	$909	$942

Net charge-offs as a percentage of average loans held in portfolio	0.20%	0.17%	0.14%	0.07%	0.10%
Allowance as a percentage of total loans held in portfolio	0.71%	1.04%	1.01%	0.78%	0.85%

(1)
Includes a $202 million reversal of provision for loan and lease losses recorded in the fourth quarter.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        Charge-offs and recoveries applicable to Washington Mutual Finance Corporation are not included for the years presented in this table due to its status as a discontinued operation. Prior to this change in status, this business unit had accounted for approximately one-third of the total net charge-offs reported by the Company in prior periods.

        During 2003, there were several key events that resulted in a significant improvement in the Company's overall credit quality. First, the Company has been aggressively managing its inventory of nonperforming assets through regular sales of loans. Second, the Company sold its portfolio of franchise finance loans. Finally, the general economic conditions improved significantly in the latter part of the year.

        The Company sold $619 million of nonperforming single-family residential loans during 2003. The resulting charge-offs related to these sales were $38 million. We believe these sales are a more efficient and effective means of dealing with potentially troubled assets than solely managing these assets through the collection and foreclosure process.

        During the fourth quarter, management also achieved a significant improvement in the risk profile of its loan portfolio by entering into sales transactions to dispose of the remaining $385 million portfolio of franchise finance loans. The transaction resulted in a net charge-off of $39 million and a reversal in the amount of the remaining specific reserve of $82 million.

        Beginning in the second half of 2001 and continuing through 2002, the Company provisioned for loan and lease losses in amounts that were in excess of the net charge-offs incurred during those periods. Those decisions reflected management's judgment in response to declining credit quality trends observed in the Company's residential and commercial loan portfolios, growth in its nonperforming loan balance, and the general downturn of the domestic economy. Among other effects, the economic weakness triggered higher levels of unemployment and uncertain implications for real estate values in a number of markets—key factors which affect the Company's estimate of inherent losses within its major loan portfolios. Beginning in 2003, signs of a stabilizing credit environment began to appear, including a favorable shift in certain economic indicators. However, a discernable, positive trend in these indicators was not evident until the release of data in the fourth quarter. This information showed significant growth in the national economy during the third quarter, complementing the ongoing trends of stable housing prices, strong residential construction rates and a continued low interest rate environment.

        In response to the positive implications of these factors—a growing national economy, a significant reduction in nonperforming loans (down $529 million, or 25%, for the year, including a $187 million reduction in the fourth quarter) and the disposition of its highest risk asset portfolio in the fourth quarter—the Company determined that a reduction in the overall size of the allowance was appropriate. Accordingly, a $120 million reversal of the allowance for loan and lease losses was recorded in the fourth quarter of 2003, in addition to the reversal of the remaining franchise finance portfolio specific reserve of $82 million.

        An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2003			2002			2001
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
Loans secured by real estate:
Home	$321	0.32%	56.95%	$251	0.30%	57.58%	$290	0.36%	63.00%
Purchased specialty mortgage finance	84	0.65	7.39	169	1.67	7.04	97	1.18	6.49

Total home loans	405	0.36	64.34	420	0.45	64.62	387	0.44	69.49
Home equity loans and lines of credit	82	0.30	15.74	46	0.29	11.24	27	0.34	6.31
Home construction:
Builder(2)	10	0.95	0.60	15	1.48	0.71	28	1.73	1.28
Custom(3)	8	0.68	0.66	7	0.75	0.65	4	0.41	0.77
Multi-family	139	0.68	11.57	146	0.81	12.51	138	0.88	12.35
Other real estate	110	1.65	3.79	296	3.71	5.55	161	2.64	4.82

Total allocated allowance secured by real estate	754	0.44	96.70	930	0.68	95.28	745	0.62	95.02
Consumer	49	4.77	0.59	70	4.21	1.15	71	3.53	1.59
Commercial business	72	1.51	2.71	116	2.26	3.57	92	2.15	3.39

Total allocated allowance held in portfolio	875	0.50	100.00	1,116	0.78	100.00	908	0.72	100.00
Unallocated allowance	375	0.21	–	387	0.26	–	370	0.29	–

Total allowance for loan and lease losses	$1,250	0.71%	100.00%	$1,503	1.04%	100.00%	$1,278	1.01%	100.00%

(Continued on next table.)

(1)
Excludes loans held for sale.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(3)
Represents construction loans made directly to the intended occupant of a single-family residence.

	December 31,
	2000			1999
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Specific and allocated allowances:
Loans secured by real estate:
Home	$250	0.31%	69.18%	$–	–%	72.49%
Purchased specialty mortgage finance	52	0.94	4.78	–	–	2.82

Total home loans	302	0.35	73.96	–	–	75.31
Home equity loans and lines of credit	20	0.35	4.98	–	–	3.98
Home construction:
Builder(2)	4	0.91	0.38	5	1.48	0.30
Custom(3)	3	0.30	0.86	–	–	0.82
Multi-family	138	0.88	13.51	59	0.39	13.79
Other real estate	100	2.55	3.38	–	–	3.24

Total allocated allowance secured by real estate	567	0.50	97.07	64	0.06	97.44
Consumer	70	4.19	1.44	–	–	1.30
Commercial business	33	1.91	1.49	18	1.29	1.26

Total allocated allowance held in portfolio	670	0.58	100.00	82	0.07	100.00
Unallocated allowance	239	0.20	–	860	0.78	–

Total allowance for loan and lease losses	$909	0.78%	100.00%	$942	0.85%	100.00%

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

  Banking Subsidiaries

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During 2003, those sources funded 72% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect to continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        In 2003, the Company's proceeds from the sales of loans held for sale were approximately $325.00 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases of approximately $315.11 billion of loans held for sale during the same period. As this cyclical pattern of sales and originations/purchases repeats itself during the course of a period, the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources.

        To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a new $20 billion Global Bank Note Program for Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. This program replaced the $15 billion program established in April 2001. Under this program, WMBFA will be allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. WMB will be allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion. At December 31, 2003, the Company had $20 billion available for issuance under this program.

  Washington Mutual, Inc. and Non-banking Subsidiaries

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, commercial paper programs and lines of credit.

        Washington Mutual, Inc.'s primary funding source during 2003 was from dividends paid by our banking subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during 2004, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business—Regulation and Supervision" and Note 19 to the Consolidated Financial Statements—"Regulatory Capital Requirements and Dividend Restrictions."

        In February 2003, Washington Mutual, Inc. filed a shelf registration statement with the Securities and Exchange Commission to register $2 billion of debt securities, preferred stock and depositary shares in the United States and in international capital markets in a variety of currencies and structures. The shelf registration statement was declared effective on April 15, 2003. In November 2003, Washington Mutual, Inc. issued $1.65 billion of fixed- and adjustable-rate debt securities. As of December 31, 2003, Washington Mutual, Inc. had $350 million available for issuance under this shelf registration statement.

        In addition, in October 2003, Washington Mutual, Inc. filed with the Securities and Exchange Commission an additional shelf registration statement under which Washington Mutual, Inc. will be permitted to issue in the United States and in international capital markets in a variety of currencies and structures up to $5 billion of debt securities, preferred stock and depositary shares. This registration statement became effective in November 2003. At December 31, 2003, Washington Mutual, Inc. had $5 billion available under this shelf registration.

        Washington Mutual, Inc. and its non-banking subsidiaries also have various other credit facilities and agreements that are sources of liquidity, including a revolving credit facility totaling $800 million which provides back-up for certain commercial paper programs of Washington Mutual, Inc. and Washington Mutual Finance as well as funds for general corporate purposes. At December 31, 2003, there was $333 million available under this facility for purposes other than back-up of commercial paper. Additionally, Washington Mutual Finance had agreements to participate in a $600 million asset-backed commercial paper conduit program. Subsequently, the Company sold Washington Mutual Finance to CitiFinancial, a subsidiary of Citigroup. The sale was closed on January 9, 2004. Washington Mutual Finance was removed from the $800 million revolving credit facility agreement at that date and the whole amount is now available to Washington Mutual, Inc. The $600 million asset-backed commercial paper was paid off on the closing date. Washington Mutual Finance, now a subsidiary of Citigroup, continues to be responsible for its outstanding unsecured commercial paper and notes.

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $4 billion that are used to fund loans held for sale. At December 31, 2003, Long Beach had borrowed $2.7 billion under these credit facilities.

        The Company maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for substantially all eligible employees. In measuring the variables that determine the funded status of the Pension Plan, three of the more significant assumptions that must be estimated are the expected long-term rate of return on the plan's assets, the discount rate and the compensation rate increase that are used to calculate the accumulated benefit obligation. Due to the improvement in the equity market in 2003 we exceeded our long-term rate of return on plan assets of 8%. Additionally, due to the extremely low interest rate environment that has existed throughout 2003, the assumed discount rate for 2003 was lower than 2002, which increased the present value of the December 31, 2003 estimated accumulated benefit obligation. The Company contributed additional funding of $85 million to the Pension Plan during 2003, which was sufficient to prevent the recognition of a pension liability.

        The Company has used an assumed discount rate of 6.50%, an assumed rate of compensation increase of 5.50% and an expected long-term return on plan assets of 8.00% to calculate a net periodic benefit cost of $68 million for 2003. An assumed discount rate of 6.00% and an assumed rate of compensation increase of 5.50% were used to calculate the Company's projected benefit obligation of $1.28 billion as of December 31, 2003. Refer to Note 21 to the Consolidated Financial Statements—"Employee Benefits Programs and Other Expense" for further discussion.

        The table below illustrates the potential impact of 50 basis point increases and decreases in the key assumptions outlined above to the 2004 projected net periodic benefit cost and the December 31, 2003 projected benefit obligation (50 basis points is equivalent to one-half of one percent). The 50 basis point increases and decreases represent the Company's estimate of the changes which may occur over a twelve month period.

	Basis Points	Projected 2004 Net Periodic Benefit Cost Impact	Projected Benefit Obligation Impact
	(dollars in millions)
Discount rate increase	+50	$(12.7)	$(84.9)
Discount rate decrease	-50	13.8	94.8
Rate of compensation decrease(1)	-50	(4.9)	(9.6)
Return on assets increase	+50	(6.4)	n/a
Return on assets decrease	-50	6.4	n/a

(1)
Only the rate of compensation decrease is provided because, due to the current economic conditions, it is not anticipated that the assumed rate of compensation increase will be greater than 5.50%.

Capital Adequacy

        Reflecting the increases in loans held in portfolio and investment securities and a decrease in stockholders' equity during 2003, the ratio of stockholders' equity to total assets decreased to 7.17% at December 31, 2003 from 7.48% at December 31, 2002.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory ratios to be categorized as well-capitalized were as follows:

	December 31, 2003
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.50%	5.82%	10.34%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.72	9.10	16.36	6.00
Total risk-based capital to total risk-weighted assets	10.80	11.23	17.04	10.00

        Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at December 31, 2003.

        Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2003, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

        During 2003, the Company repurchased 65.9 million shares of our common stock at an average price of $40.93 as part of our share repurchase program. Effective July 15, 2003, the Company adopted a new share repurchase program approved by the Board of Directors. Under the new program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. This Program replaces the Company's previous share repurchase program. From January 1, 2004 through February 27, 2004, the Company repurchased an additional 16.1 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        We manage interest rate risk within a consolidated enterprise risk management framework that includes an assessment of interest rate risk within our Asset/Liability Management process, which includes the measurement and management of specific portfolios (MSR and Other Mortgage Banking) discussed below. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee.

  Overview of Interest Rate Risk

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

  Types of Interest Rate Risk

        We are exposed to different types of interest rate risks. These include lag, repricing, basis, prepayment, lifetime cap and volatility risk.

    Lag/Repricing Risk

        Lag risk results from the inherent timing difference between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities. For example, if our assets reprice slower than our liabilities, the effect of this timing difference, or "lag," will be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. Lag/repricing risk can produce short-term volatility in net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time.

    Basis Risk

        Basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices.

    Prepayment Risk

        Prepayment risk results from the ability of customers to pay off their loans prior to maturity. Generally, prepayments increase in falling interest rate environments and decrease in rising interest rate environments.

    Lifetime Cap Risk

        The lifetime interest rate caps on adjustable-rate loans limits, or "caps," the interest rate at a contractually determined level. In periods of dramatically rising rates, adjustable-rate loans that have reached lifetime caps will no longer reprice upward.

    Volatility Risk

        Volatility risk is the change to the fair value of an option, or a fixed income instrument containing options (such as mortgages) from changes in the implied market level of future volatility ("implied volatility"). Implied volatility is a key determinant of option value with higher volatility generally increasing option value and lower volatility generally decreasing option value. Mortgage loans generally contain embedded written options so increases in volatility generally decreases their value and decreases in volatility generally increases their value.

  MSR Risk Management

        We manage potential impairment in the fair value of MSR and increased amortization levels of MSR through a comprehensive risk management program. Our intent is to offset the changes in fair value and amortization levels of MSR with changes in the fair value of risk management instruments. The risk management instruments include interest rate contracts, forward purchase commitments and available-for-sale securities.

        The available-for-sale securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate floors and forward commitments to purchase mortgage-backed securities. These forward purchase commitments generally consist of agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities. From time to time, we may choose to embed interest rate contracts into our borrowing instruments, such as repurchase agreements.

        As derivatives, the interest rate swaps, interest rate swaptions, stand alone interest rate floors and forward commitments are marked-to-market through earnings. Changes in the fair value of MSR risk management instruments are recorded as components of noninterest income.

        We measure on a daily basis the fair value and risk profile of the MSR and, when appropriate, adjust on a daily basis the instruments we use to manage MSR fair value changes. The fair value of MSR is primarily affected by changes in prepayments that result from shifts in mortgage rates. Changes in the behavior of how MSR risk management instruments respond to changes in interest rates vary based on the specific instrument. The difference in market indices between the MSR and the risk management instruments results in basis risk. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates while the fair value of U.S. Treasury bonds is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps. This could result in a change in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments.

        Additionally, changes in long-term rates impact the fair value and the amortization rate of MSR. The fair value of MSR decreases and the amortization rate increases in a declining long-term interest rate environment due to the higher prepayment activity, resulting in the potential for impairment and a reduction in net loan servicing income. During periods of rising long-term interest rates, the amortization rate of MSR decreases and the fair value of MSR increases, resulting in the potential recovery of the MSR valuation allowance and an increase in net loan servicing income. The timing and amount of any potential MSR recovery cannot be predicted with absolute precision because of its dependency on the timing and magnitude of future interest rate increases and the amount of the valuation allowance within each interest rate strata of our loans serviced for others portfolio at the time of the increase.

        We manage the MSR daily against our risk tolerance limits and adjust the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. The mix of instruments we use to manage MSR fair value changes is predicated, in part, on the requirement that we account for MSR at the lower of cost or market value, whereby each interest rate stratum within our servicing portfolio is recorded at the lower of its aggregate fair value or its aggregate amortized cost. This could have resulted in increases in the fair value of MSR that are not marked-to-market through earnings. The Company is poised to apply fair value hedge accounting treatment, as prescribed by Statement No. 133, to a significant portion of its mortgage servicing assets. For that portion which qualifies for hedge accounting treatment, all changes in fair value to the MSR, including situations when the fair value is higher than amortized cost, will be recorded through earnings. We believe this overall risk management strategy is the most efficient approach to managing MSR fair value risk.

        We also manage the size and risk profile of the MSR asset. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase additional servicing. We also may structure loan sales to control the size of the MSR asset. Our net income could be adversely affected if we are unable to effectively implement, execute or manage this strategy.

  Other Mortgage Banking Risk Management

        We also manage the risks associated with our mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans, which are primarily fixed-rate home mortgages to be sold in the secondary market. The pipeline consists of commitments to originate or purchase fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. Generally, loans in the mortgage warehouse are sold within 60 to 120 days after the initial recognition of the rate lock commitment.

        We measure the risk profile of the mortgage warehouse and pipeline daily against our established risk tolerance limits. As needed to manage the warehouse and pipeline risk, we execute forward sales commitments, interest rate contracts, mortgage option contracts and interest rate futures. A forward sales commitment protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also estimate the fallout factor, which represents the percentage of loans that are not expected to be funded, when determining the appropriate amount of our pipeline and warehouse risk management instruments.

  Asset/Liability Risk Management

        The asset/liability risk management process oversees the aggregate risk profile of the consolidated Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all the other remaining interest rate risk positions inherent in the Company's operations.

        To analyze net income sensitivity, we project net income over a twelve month horizon based on parallel shifts in the yield curve. Management also employs other analyses and interest rate scenarios to evaluate interest rate risk. For example, we project net income and net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These scenarios also capture the net income and net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Additionally, management measures the sensitivity of asset and liability fair value changes to changes in interest rates to analyze risk exposure over longer periods of time.

        The projection of the sensitivity of net income requires numerous behavioral assumptions. Prepayment, decay rate (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the balance sheet, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Generally, we assume loan production increases in falling interest rate scenarios with an increased proportion of salable fixed-rate production. We generally assume a reduction in total loan production in rising interest rate scenarios with a shift towards a greater proportion of adjustable-rate production, which we generally hold in our loan portfolio. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans tends to decline when interest rates increase as salable loan volume declines and loan pricing becomes more competitive.

        In addition to gain from mortgage loans, the sensitivity of noninterest income and expense also involves estimates. The impairment and recovery of MSR is the most significant element of sensitivity in the projection of noninterest income. Management analyzes MSR on a daily basis and adjusts the risk management instruments based on this daily analysis. The analysis also assumes that mortgage and interest rate swap spreads remain constant in all interest rate environments. Changes in these spreads could result in significant changes in projected net income sensitivity.

        The other components of noninterest income and expense, such as deposit and loan fees and expenses, generally increase or decrease in conjunction with depositor and loan volumes. Loan servicing fees and the amortization of MSR are also dependent on prepayment expectations.

        To manage interest rate sensitivity, management first utilizes the interest rate risk characteristics of our balance sheet assets and liabilities to offset each other as much as possible. Balance sheet products have a variety of risk profiles and sensitivities. Some of the components of our interest rate risk are countercyclical. We may adjust the amount or mix of risk management instruments based on the countercyclical behavior of our balance sheet products.

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates affect our sensitivity to changes in interest rates. Our deposits and borrowings typically reprice faster than our mortgage loans and securities. In addition, a lag effect is inherent in our adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") and to the 11th District FHLB monthly weighted average cost of funds index ("COFI").

        In periods of rising interest rates, the net interest margin normally contracts since the repricing period of liabilities is shorter than the repricing period of assets. Also, in periods of relatively high interest rates the lifetime cap feature on adjustable-rate loan products may adversely impact net interest income. Typically, the lifetime cap is 300 to 500 basis points above the fully indexed initial rate. The lifetime caps on our existing loan and mortgage-backed security portfolios would not have a material adverse effect on net interest income unless interest rates increased substantially from current levels. The net interest margin generally expands in periods of falling interest rates as borrowing costs reprice downward faster than asset yields.

        When the countercyclical behavior inherent in portions of our balance sheet composition do not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of our interest-bearing funding sources with the intention of reducing the volatility of changes in net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. We also use receive-fixed swaps as part of our asset/liability risk management strategy to help us modify the repricing characteristics of certain long-term liabilities to match those of our assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate which more closely resembles our asset repricing characteristics.

  January 1, 2004 and January 1, 2003 Sensitivity Comparison

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending December 31, 2004 and December 31, 2003 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods. The net income and net interest income simulations performed for the one year period beginning January 1, 2004 include the effects of securities that were sold during the first quarter of 2004, which had the effect of mitigating both sensitivity measurements. No other actions were taken after December 31, 2003 that would materially change the sensitivities shown in the table. The projected net income and net interest income profile may not be realized and may not be present for non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net income change for the one-year period beginning:
January 1, 2004	2.45%	(1.96)%
January 1, 2003	5.24	3.98
Net interest income change for the one-year period beginning:
January 1, 2004	3.01	(2.57)
January 1, 2003	2.32	(5.91)

        The change in the profile of the MSR and related hedges occurred due to the substantial prepayment activity that occurred throughout 2003. This prepayment activity caused a significant decline in the weighted average rate paid on the loans underlying the MSR; which, in turn, significantly altered the risk profile of the MSR (since the rate paid on the underlying loan is a primary driver of the prepayment risk of the loan). The higher long term rates at year end 2003 compared to year end 2002 additionally affected the risk profile of the MSR.

        Net interest income sensitivity changed since year end 2002 mainly due to changes to the assumptions concerning the repricing of our Platinum checking accounts. Net income sensitivity changed primarily due to changes in the profile of the MSR and related hedge instruments.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps, payor swaptions, floors and embedded derivatives at December 31, 2003 are indexed to three-month LIBOR.

        The following estimated net fair value amounts from continuing operations have been determined by the Company using available market information and appropriate valuation methodologies:

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(748)
Contractual maturity		$21,894	$9,083	$3,288	$4,745	$3,700	$553	$525
Weighted average pay rate		4.30%	3.97%	4.13%	4.38%	5.02%	5.00%	4.66%
Weighted average receive rate		1.18%	1.17%	1.16%	1.22%	1.17%	1.15%	1.17%
Receive-fixed swaps:	401
Contractual maturity		$6,440	$200	$180	$1,000	$750	$750	$3,560
Weighted average pay rate		1.41%	1.38%	0.29%	1.18%	3.43%	1.15%	1.16%
Weighted average receive rate		5.44%	6.75%	5.35%	6.81%	4.91%	3.71%	5.47%
Interest rate corridors:	–
Contractual maturity		$254	$191	$63	–	–	–	–
Weighted average strike rate—long cap		7.60%	8.14%	5.94%	–	–	–	–
Weighted average strike rate—short cap		8.98%	9.48%	7.44%	–	–	–	–
Payor swaptions(1):	1
Contractual maturity (option)		$41	–	$41	–	–	–	–
Weighted average strike rate		5.89%	–	5.89%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$41
Weighted average pay rate		–	–	–	–	–	–	5.89%
Embedded pay-fixed swaps:	(99)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.16%	–	–	–	1.16%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–
Embedded payor swaptions(1):	–
Contractual maturity (option)		$500	$500	–	–	–	–	–
Weighted average strike rate		6.21%	6.21%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$500
Weighted average pay rate		–	–	–	–	–	–	6.21%

Total asset/liability risk management	$(445)	$32,129

(1)
Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$15
Contractual maturity		$5,556	$5,556	–	–	–	–	–
Weighted average price		100.88	100.88	–	–	–	–	–
Forward sales commitments:	(122)
Contractual maturity		$16,795	$16,795	–	–	–	–	–
Weighted average price		101.08	101.08	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$12,874	$1,851	$1,542	$2,255	$2,002	$5,224	–
Weighted average price		96.17	98.34	96.79	95.64	94.81	94.40	–
Mortgage put options:	–
Contractual maturity		$100	$100	–	–	–	–	–
Weighted average strike price		99.07	99.07	–	–	–	–	–
Receive-fixed swaps:	44
Contractual maturity		$1,950	–	–	–	–	$250	$1,700
Weighted average pay rate		1.17%	–	–	–	–	1.17%	1.17%
Weighted average receive rate		4.79%	–	–	–	–	3.90%	4.92%
Floors(2):	1
Contractual maturity		$250	–	$250	–	–	–	–
Weighted average strike rate		1.56%	–	1.56%	–	–	–	–
Payor swaptions:	52
Contractual maturity (option)		$3,195	$1,050	$2,145	–	–	–	–
Weighted average strike rate		6.48%	5.94%	6.74%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$3,195
Weighted average pay rate		–	–	–	–	–	–	6.48%
Receiver swaptions:	8
Contractual maturity (option)		$300	$300	–	–	–	–	–
Weighted average strike rate		4.84%	4.84%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$300
Weighted average receive rate		–	–	–	–	–	–	4.84%

Total other mortgage banking risk management	$(2)	$41,020

(2)
These floors became effective during December 2003.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$201
Contractual maturity		$30,588	$243	$10,500	$500	$1,800	$4,135	$13,410
Weighted average pay rate		1.33%	1.16%	1.35%	1.66%	2.77%	1.17%	1.17%
Weighted average receive rate		3.78%	5.34%	2.19%	4.18%	4.27%	3.76%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.24%	–	–	–	–	5.24%	–
Weighted average receive rate		5.41%	–	–	–	–	5.41%	–
Payor swaptions:	226
Contractual maturity (option)		$13,800	$2,800	$6,000	$5,000	–	–	–
Weighted average strike rate		7.12%	6.66%	7.32%	7.14%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$13,800
Weighted average pay rate		–	–	–	–	–	–	7.12%
Forward purchase commitments:	241
Contractual maturity		$20,935	$20,935	–	–	–	–	–
Weighted average price		98.52	98.52	–	–	–	–	–

Total MSR risk management	$669	$65,423

Total interest rate risk management contracts	$222	$138,572

	December 31, 2003
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$486	$(14)	$472
Investment securities(1):
U.S. Government and agency	6,275	(156)	6,119

Total MSR risk management	$6,761	$(170)	$6,591

(1)
Mortgage-backed securities and investment securities mature after 2008.

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(1,151)
Contractual maturity		$29,842	$8,416	$8,834	$3,310	$4,709	$3,700	$873
Weighted average pay rate		3.93%	2.92%	4.03%	4.13%	4.39%	5.02%	4.68%
Weighted average receive rate		1.56%	1.56%	1.53%	1.56%	1.58%	1.66%	1.37%
Receive-fixed swaps:	564
Contractual maturity		$5,555	$825	$200	$180	$1,000	–	$3,350
Weighted average pay rate		1.41%	1.21%	1.65%	0.46%	1.40%	–	1.49%
Weighted average receive rate		5.83%	5.40%	6.75%	5.35%	6.81%	–	5.62%
Interest rate caps:	–
Contractual maturity		$181	$181	–	–	–	–	–
Weighted average strike rate		7.13%	7.13%	–	–	–	–	–
Interest rate corridors:	–
Contractual maturity		$345	$90	$191	$64	–	–	–
Weighted average strike rate—long cap		7.86%	8.63%	8.14%	5.94%	–	–	–
Weighted average strike rate—short cap		9.11%	9.50%	9.48%	7.44%	–	–	–
Payor swaptions(1):	–
Contractual maturity (option)		$5,000	$5,000	–	–	–	–	–
Weighted average strike rate		6.12%	6.12%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	$750	$3,250
Weighted average pay rate		–	–	–	–	6.05%	6.26%	6.11%
Embedded pay-fixed swaps:	(207)
Contractual maturity		$2,750	–	–	–	–	$2,750	–
Weighted average pay rate		4.73%	–	–	–	–	4.73%	–
Weighted average receive rate		1.74%	–	–	–	–	1.74%	–
Embedded caps:	–
Contractual maturity		$641	$141	$500	–	–	–	–
Weighted average strike rate		7.64%	7.25%	7.75%	–	–	–	–
Embedded payor swaptions(1):	4
Contractual maturity (option)		$6,400	$5,900	$500	–	–	–	–
Weighted average strike rate		6.14%	6.13%	6.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$3,750	–	$2,650
Weighted average pay rate		–	–	–	–	5.99%	–	6.34%

Total asset/liability risk management	$(790)	$50,714
Other Mortgage Banking Risk Management
Forward purchase commitments:	$101
Contractual maturity		$10,193	$10,193	–	–	–	–	–
Weighted average price		102.38	102.38	–	–	–	–	–
Forward sales commitments:	(662)
Contractual maturity		$41,238	$41,238	–	–	–	–	–
Weighted average price		102.34	102.34	–	–	–	–	–
Mortgage put options:	7
Contractual maturity		$7,150	$7,150	–	–	–	–	–
Weighted average strike price		99.28	99.28	–	–	–	–	–

Total other mortgage banking risk management	$(554)	$58,581

(1)
Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2002
	Maturity Range
	Net Fair Value	Total Notional Amount	2003	2004	2005	2006	2007	After 2007
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(50)
Contractual maturity		$2,903	–	–	–	–	$1,950	$953
Weighted average pay rate		3.77%	–	–	–	–	3.41%	4.52%
Weighted average receive rate		1.41%	–	–	–	–	1.40%	1.42%
Receive-fixed swaps:	2,176
Contractual maturity		$17,915	–	$561	$500	$700	$1,250	$14,904
Weighted average pay rate		1.57%	–	1.80%	1.41%	1.42%	1.50%	1.58%
Weighted average receive rate		5.65%	–	4.35%	4.54%	5.31%	4.33%	5.86%
Floors(2):	249
Contractual maturity		$3,900	–	–	–	–	$3,900	–
Weighted average strike rate		6.09%	–	–	–	–	6.09%	–
Receiver swaptions:	415
Contractual maturity (option)		$4,000	$300	$800	$2,900	–	–	–
Weighted average strike rate		6.21%	5.42%	5.73%	6.43%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$4,000
Weighted average receive rate		–	–	–	–	–	–	6.21%
Forward purchase commitments:	236
Contractual maturity		$13,250	$13,250	–	–	–	–	–
Weighted average price		100.35	100.35	–	–	–	–	–

Total MSR risk management	$3,026	$41,968

Total interest rate risk management contracts	$1,682	$151,263

(2)
At December 31, 2002, none of these floors were effective. These contracts became effective during May and July 2003.

	December 31, 2002
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$583	$20	$603
Investment securities(1):
U.S. Government and agency	7,268	212	7,480

Total MSR risk management	$7,851	$232	$8,083

(1)
Mortgage-backed securities and investment securities mature after 2007.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sale commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At December 31, 2003 and 2002, the gross positive fair value of the Company's derivative financial instruments was $1.34 billion and $3.76 billion. The Company's master netting agreements at December 31, 2003 and 2002 reduced the Company's derivative counterparty credit risk by $646 million and $1.10 billion. The Company's collateral against derivative financial instruments was $323 million and $1.74 billion at December 31, 2003 and 2002.

Tax Contingency

        From 1981 through 1985, Ahmanson acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation-assisted transactions. The position was that assistance received from the Federal Savings and Loan Insurance Corporation included out-of-state branching rights valued at approximately $532 million. Prior to December 31, 1998, Ahmanson had sold its deposit-taking businesses and abandoned such branching rights in five states, the first of which was Missouri in 1993. Our financial statements do not contain any benefit related to our determination that we are entitled to deductions for the amount of our tax bases in certain state branching rights when we sold our deposit-taking businesses in those states, thereby abandoning such branching rights. Our position is that the tax bases result from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation in conjunction with Federal Savings and Loan Insurance Corporation-assisted transactions. The potential tax benefit related to these abandonments as of December 31, 2003 could approach $200 million.

        The Internal Revenue Service has completed its examination of the Ahmanson federal income tax returns for the years 1990 through 1998. The return for 1993 included the proposed adjustment related to the abandonment of the Missouri branching rights. A tentative settlement offer has been issued by the Appeals Branch of the Internal Revenue Service. In accordance with accounting principles generally accepted in the United States of America, we do not believe it is appropriate at this time to reflect any tax benefit for this matter in our Consolidated Financial Statements.

        In addition, losses have been claimed for amounts capitalized as supervisory goodwill for acquisitions made by companies we acquired. The deductions claimed for these total $1.45 billion. Our position is that tax bases resulted from the tax treatment of property received as assistance from the Federal Savings and Loan Insurance Corporation in the same manner as branching rights, and that the tax bases became deductible losses by virtue of new regulatory standards imposed by Congress. The potential tax benefit related to these assets as of December 31, 2003 could approach $550 million.

        The Internal Revenue Service has established a coordinated position and settlement guidelines in opposing the deductibility of the tax loss for supervisory goodwill. Further review by the Appeals Branch of the Internal Revenue Service is expected regarding the position and arguments for deduction of the losses incurred. In accordance with accounting principles generally accepted in the United States of America, we do not believe it is appropriate at this time to reflect any tax benefits for these matters in our Consolidated Financial Statements.

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

        In the Home Savings goodwill litigation, Home Savings and Ahmanson (the parent of Home Savings prior to its acquisition by WMBFA) alleged breaches of contract as well as certain other claims. All claims other than the breach of contract claims have been dismissed by the federal claims court, and proceedings to adjudicate the breach of contract claims were bifurcated into two stages. In the first stage of the proceedings which was concluded in May 2001, the federal claims court held the government to be liable in damages for the breaches of contract alleged by Home Savings and Ahmanson. In the second stage of the proceedings, the court sought to fix the amount of damages, if any, to which WMBFA was entitled in compensation for the breaches of contract. After holding a three-week trial in February 2003, the court on September 3, 2003 entered judgment in favor of Home Savings and Ahmanson and awarded damages of approximately $134 million, which has not been recorded as of December 31, 2003.

        The United States has sought review of this judgment of both liability and damages by the Court of Appeals. As a result of this review, the Court of Appeals could uphold the judgment of the federal claims court or could reverse part or all of the judgment resulting in a reduction in the amount of damages to which WMBFA is entitled or a determination that WMBFA is entitled to no damages. After the Court of Appeals completes its review, the government, or WMBFA, or both may seek further review by the United States Supreme Court, and WMBFA will become entitled to payment of any portion of the damages that ultimately may be affirmed only after all such appeals have been exhausted or the period of time in which appeals may be sought has expired without any appeal being filed. Moreover, the courts could hold that WMBFA is not entitled to receive interest on any principal amount of the judgment that ultimately becomes due.

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

        In December, 2002, we contended that these circumstances had not occurred and we notified the escrow agent that the escrow had expired. Accordingly, we instructed the escrow agent to return to us the 18 million shares of our common stock held in escrow, together with the dividends paid on those shares and the interest earned on the cash while in escrow. The Keystone Holdings' investors and the FDIC objected to such release, contending, among other matters, that the circumstances that would extend the escrow had occurred.

        During much of 2003, we were in discussion with the Keystone Holdings' investors and the FDIC about a possible resolution of our disagreement relating to the escrow. In the third quarter of 2003, the FDIC agreed to sell its contingent interest in the escrow to Escrow Partners, L.P., a partnership owned by investors in Keystone Holdings. In the fourth quarter, we resolved our disagreement with Keystone Holdings and Escrow Partners by agreeing that six million shares of our common stock will remain in the escrow, together with the accumulated dividends and interest earned on the cash, under substantially the same terms as set forth in the original escrow agreement, except that the expiration date of the escrow has been extended to December 20, 2008, subject to certain limited extensions. As a result, in 2003, a total of 12 million shares of common stock were returned to us from the escrow together with $73 million in cash. Approximately $68 million of that cash amount represented dividends paid on the returned shares, which included $53 million paid prior to 2003 and $15 million paid during 2003. Also included was approximately $5 million in interest earned on the cash while in escrow.

  Bank United Corp.

        Prior to its acquisition, Bank United had a similar lawsuit against the U.S. Government. Securities representing interests in this lawsuit were issued to Bank United shareholders. These securities, called contingent payment rights certificates, are currently traded on the NASDAQ Stock Market under the symbol BNKUZ. We do not own a significant number of these securities.

  Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the government. Dime Bancorp distributed a Litigation Tracking Warrant™ (an "LTW") for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMBFA and the Company. As a result of these mergers, we assumed the litigation against the government and the LTWs are now exercisable for shares of our common stock. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company's Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

        In a series of decisions issued in 2002, the Court of Federal Claims granted our summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the government's motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the government's motion for summary judgment with respect to the claim for the Company's lost profits, but granted the government's motion with respect to the Company's alternative claims for reliance damages and for the value of the lost supervisory goodwill. Trial on the lost profits claim is expected sometime in 2004.

Financial Statements and Supplementary Data

        For financial statements, see Index to Consolidated Financial Statements on page 73.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        Items 10, 11, 12, 13 and 14 are incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 20, 2004, except Item 12, "Equity Compensation Plans Information," which is disclosed below. Certain information regarding our executive officers is set forth in "Business—Executive Officers."

Equity Compensation Plans Information

        The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of December 31, 2003.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (in dollars)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	42,290,572		$32.95		37,551,678	(2)(3)(4)
Equity compensation plans not approved by security holders	10,176,185	(1)	36.20	(1)	1,607,663	(5)
Total	52,466,757		33.58		39,159,341

(1)
Represents WAMU Shares Stock Option Plan grants approved by the Company's Board of Directors. Does not include stock options that were assumed in connection with the Company's acquisition of certain companies. The assumed options are for the purchase of 2,615,378 shares of Common Stock and have a weighted-average exercise price of $17.47 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.
(2)
Includes 3,355,062 shares of Common Stock remaining available for purchase under the Company's Amended and Restated 2002 Employee Stock Purchase Plan and 32,154,546 shares of Common Stock remaining available for issuance under the 2003 Equity Incentive Plan ("2003 EIP").
(3)
The 2003 EIP provides that each of the Company's nonemployee directors who is a nonemployee director on the third Tuesday of each December receives an automatic stock option grant to purchase 5,000 shares of Common Stock (as adjusted in connection with a stock split). See Note 20 to the Consolidated Financial Statements—"Stock-Based Compensation Plans and Shareholder Rights Plans."
(4)
Under the Company's 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 20 to the Consolidated Financial Statements—"Stock-Based Compensation Plans and Shareholder Rights Plan."
(5)
Includes shares cancelled and available for issuance under the WAMU Shares Stock Option Plans.

Non-Shareholder Approved Plan

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

(a)
(1) Financial Statements

        See Index to Consolidated Financial Statements on page 73.

  (2)
  Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)
Reports on Form 8-K:

        Washington Mutual filed the following reports on Form 8-K during the fourth quarter of 2003:

        1.     Report filed on October 21, 2003. Items included: Item 7. Exhibits, and Item 12. Results of Operations and Financial Condition. The report included a press release announcing Washington Mutual's third quarter 2003 financial results and unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2003.

        2.     Report filed on October 27, 2003. Items included: Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The report included an Underwriting Agreement dated October 27, 2003 between Washington Mutual, Inc. and The Bank of New York, as trustee, for the Company to issue Senior Debt Securities totaling $400 million bearing a floating rate and due on November 3, 2005, $250 million bearing a fixed rate of 2.40% and due on November 3, 2005 and $1 billion bearing a fixed rate of 4.00% and due January 15, 2009.

        3.     Report filed on November 13, 2003. Items included: Item 9. Regulation FD Disclosure. The report included a press release announcing that its Form 10-Q for the period ended September 30, 2003 contained the correction of an error in its previous accounting for certain components of bank owned life insurance.

        4.     Report filed on December 9, 2003. Items included: Item 7. Exhibit, and Item 9. Regulation FD Disclosure. The report included a press release giving revised earnings guidance for 2003 and 2004.

(c)
Exhibits:

        The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-7).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

WASHINGTON MUTUAL, INC.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 15, 2004.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman, President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DOUGLAS P. BEIGHLE Douglas P. Beighle Director	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)
/s/ ANNE V. FARRELL Anne V. Farrell Director	/s/ WILLIAM G. REED, JR. William G. Reed, Jr. Director
/s/ STEPHEN E. FRANK Stephen E. Frank Director	/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders Director
/s/ PHILLIP D. MATTHEWS Phillip D. Matthews Director	/s/ WILLIAM D. SCHULTE William D. Schulte Director
/s/ MICHAEL K. MURPHY Michael K. Murphy Director	/s/ JAMES H. STEVER James H. Stever Director
/s/ MARGARET OSMER MCQUADE Margaret Osmer McQuade Director	/s/ WILLIS B. WOOD, JR. Willis B. Wood, Jr. Director
/s/ MARY E. PUGH Mary E. Pugh Director

Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of Washington Mutual, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002; and SFAS No. 147, Acquisitions of Certain Financial Institutions, on October 1, 2002.

        As discussed in Note 2 to the consolidated financial statements, the accompanying 2002 and 2001 financial statements have been restated.

Seattle, Washington
February 16, 2004

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	(Restated) 2002	(Restated) 2001
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$2,483	$1,917	$1,203
Loans held in portfolio	7,686	8,675	9,449
Available-for-sale securities	1,738	2,951	3,560
Other interest and dividend income	256	312	259

Total interest income	12,163	13,855	14,471
Interest Expense
Deposits	2,165	2,661	3,081
Borrowings	2,369	3,065	4,898

Total interest expense	4,534	5,726	7,979

Net interest income	7,629	8,129	6,492
Provision for loan and lease losses	42	404	426

Net interest income after provision for loan and lease losses	7,587	7,725	6,066
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	2,273	2,237	1,375
Amortization of mortgage servicing rights	(3,269)	(2,616)	(1,054)
Mortgage servicing rights recovery (impairment)	712	(3,219)	(1,701)
Revaluation gain from derivatives	338	2,517	–
Net settlement income from certain interest-rate swaps	543	382	–
Gain from mortgage loans	1,250	1,375	936
Other home loan mortgage banking income, net	127	31	132

Total home loan mortgage banking income (expense)	1,974	707	(312)
Depositor and other retail banking fees	1,818	1,634	1,290
Securities fees and commissions	395	362	303
Insurance income	188	155	71
Portfolio loan related income	439	349	193
Gain from other available-for-sale securities	676	768	600
Gain (loss) on extinguishment of securities sold under agreements to repurchase	(129)	282	621
Other income	489	212	410

Total noninterest income	5,850	4,469	3,176
Noninterest Expense
Compensation and benefits	3,304	2,813	1,829
Occupancy and equipment	1,592	1,136	776
Telecommunications and outsourced information services	554	507	436
Depositor and other retail banking losses	201	204	144
Amortization of goodwill	–	–	134
Amortization of other intangible assets	61	67	33
Advertising and promotion	278	234	176
Professional fees	267	201	189
Other expense	1,151	1,026	699

Total noninterest expense	7,408	6,188	4,416

Income from continuing operations before income taxes	6,029	6,006	4,826
Income taxes	2,236	2,217	1,783

Income from continuing operations, net of taxes	3,793	3,789	3,043

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

(This table is continued from the previous page.)

	Year Ended December 31,
	2003	(Restated) 2002	(Restated) 2001
	(in millions, except per share amounts)
Discontinued Operations
Income from discontinued operations	137	113	96
Income taxes	50	41	35

Income from discontinued operations, net of taxes	87	72	61

Net Income	$3,880	$3,861	$3,104

Net Income Attributable to Common Stock	$3,880	$3,856	$3,097

Basic earnings per common share:
Income from continuing operations	$4.20	$4.01	$3.57
Income from discontinued operations, net	0.09	0.08	0.07

Net Income	4.29	4.09	3.64
Diluted earnings per common share:
Income from continuing operations	$4.12	$3.94	$3.51
Income from discontinued operations, net	0.09	0.08	0.07

Net Income	4.21	4.02	3.58
Dividends declared per common share	1.40	1.06	0.90
Basic weighted average number of common shares outstanding (in thousands)	903,666	943,905	850,245
Diluted weighted average number of common shares outstanding (in thousands)	921,757	960,152	864,658

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	(Restated) 2002
	(dollars in millions)
Assets
Cash and cash equivalents	$7,018	$7,084
Federal funds sold and securities purchased under agreements to resell	19	2,015
Available-for-sale securities, total amortized cost of $36,858 and $42,528:
Mortgage-backed securities (including assets pledged of $3,642 and $6,570)	10,695	28,375
Investment securities (including assets pledged of $19,353 and $10,679)	26,012	15,530

Total available-for-sale securities	36,707	43,905
Loans held for sale	20,343	38,782
Loans held in portfolio	175,644	143,869
Allowance for loan and lease losses	(1,250)	(1,503)

Total loans held in portfolio, net of allowance for loan and lease losses	174,394	142,366
Investment in Federal Home Loan Banks	3,462	3,703
Mortgage servicing rights	6,354	5,341
Goodwill	6,196	6,213
Assets of discontinued operations	4,184	3,864
Other assets	16,501	14,952

Total assets	$275,178	$268,225

Liabilities
Deposits:
Noninterest-bearing deposits	$29,968	$37,515
Interest-bearing deposits	123,213	118,001

Total deposits	153,181	155,516
Federal funds purchased and commercial paper	2,011	507
Securities sold under agreements to repurchase	28,333	16,717
Advances from Federal Home Loan Banks	48,330	51,265
Other borrowings	15,483	14,712
Liabilities of discontinued operations	3,578	3,330
Other liabilities	4,520	6,117

Total liabilities	255,436	248,164
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 880,985,764 and 944,046,787 shares issued and outstanding	–	–
Capital surplus—common stock	3,682	5,961
Accumulated other comprehensive (loss) income	(524)	175
Retained earnings	16,584	13,925

Total stockholders' equity	19,742	20,061

Total liabilities and stockholders' equity	$275,178	$268,225

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Capital Surplus— Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2000 (previously reported)	809.8	$1,425	$(54)	$8,795	$10,166
Restatement adjustment (see Note 2)	–	–	–	(28)	(28)

BALANCE, December 31, 2000 (restated)	809.8	1,425	(54)	8,767	10,138
Comprehensive income:
Net income—2001 (restated)	–	–	–	3,104	3,104
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(191)	–	(191)
Net unrealized gain from cash flow hedging instruments	–	–	3	–	3
Minimum pension liability adjustment	–	–	(1)	–	(1)

Total comprehensive income					2,915
Cash dividends declared on common stock	–	–	–	(774)	(774)
Cash dividends declared on redeemable preferred stock	–	–	–	(7)	(7)
Common stock repurchased and retired	(7.3)	(231)	–	–	(231)
Common stock warrants issued, net of issuance costs	–	398	–	–	398
Common stock issued to acquire Bank United Corp.	63.9	1,389	–	–	1,389
Common stock issued	6.7	197	–	–	197

BALANCE, December 31, 2001 (restated)	873.1	3,178	(243)	11,090	14,025

Comprehensive income:
Net income—2002 (restated)	–	–	–	3,861	3,861
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	1,123	–	1,123
Net unrealized loss from cash flow hedging instruments	–	–	(703)	–	(703)
Minimum pension liability adjustment	–	–	(2)	–	(2)

Total comprehensive income					4,279
Cash dividends declared on common stock	–	–	–	(1,021)	(1,021)
Cash dividends declared on redeemable preferred stock	–	–	–	(5)	(5)
Common stock repurchased and retired	(38.0)	(1,303)	–	–	(1,303)
Common stock issued for acquisitions	96.4	3,672	–	–	3,672
Fair value of Dime stock options	–	90	–	–	90
Common stock issued to redeem preferred stock	4.3	102	–	–	102
Common stock issued	8.2	222	–	–	222

BALANCE, December 31, 2002 (restated)	944.0	5,961	175	13,925	20,061

Comprehensive income:
Net income—2003	–	–	–	3,880	3,880
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(965)	–	(965)
Net unrealized gain from cash flow hedging instruments	–	–	270	–	270
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					3,181
Cash dividends declared on common stock	–	–	–	(1,274)	(1,274)
Cash dividends returned(1)	–	–	–	53	53
Common stock repurchased and retired	(65.9)	(2,699)	–	–	(2,699)
Common stock returned from escrow	(12.0)	–	–	–	–
Common stock issued	14.9	420	–	–	420

BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	(Restated) 2002	(Restated) 2001
	(in millions)
Cash Flows from Operating Activities
Net income	$3,880	$3,861	$3,104
(Income) from discontinued operations, net of taxes	(87)	(72)	(61)

Income from continuing operations	3,793	3,789	3,043
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities:
Provision for loan and lease losses	42	404	426
Gain from mortgage loans	(1,250)	(1,375)	(936)
Gain from securities	(996)	(802)	(717)
Revaluation gain from derivatives	(338)	(2,517)	–
Loss (gain) on extinguishment of securities sold under agreements to repurchase	129	(282)	(621)
Depreciation and amortization	3,864	3,197	1,620
Mortgage servicing rights (recovery) impairment	(712)	3,219	1,701
Stock dividends from Federal Home Loan Banks	(113)	(191)	(216)
Origination and purchases of loans held for sale, net of principal payments	(315,106)	(228,199)	(134,101)
Proceeds from sales of loans held for sale	324,999	220,856	118,389
(Increase) decrease in other assets	(770)	(695)	1,454
(Decrease) increase in other liabilities	(1,038)	2,457	(1,141)

Net cash provided (used) by operating activities	12,504	(139)	(11,099)
Cash Flows from Investing Activities
Purchases of securities	(41,052)	(54,197)	(60,066)
Proceeds from sales and maturities of mortgage-backed securities	12,740	8,929	20,202
Proceeds from sales and maturities of other available-for-sale securities	28,425	65,811	31,614
Principal payments on securities	9,422	9,056	11,830
Purchases of Federal Home Loan Bank stock	(336)	(4)	(8)
Redemption of Federal Home Loan Bank stock	719	798	–
Proceeds from sale of mortgage servicing rights	638	997	174
Origination and purchases of loans held in portfolio	(114,828)	(76,777)	(42,907)
Principal payments on loans held in portfolio	83,815	66,098	41,493
Proceeds from sales of foreclosed assets	479	333	257
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	1,996	466	(2,416)
Net cash used for acquisitions	–	(3,185)	(13,818)
Purchases of premises and equipment, net	(1,053)	(1,030)	(746)
Proceeds from sale of real estate held for investment	149	–	–
Purchases of bank-owned life insurance	–	(600)	–

Net cash (used) provided by investing activities	(18,886)	16,695	(14,391)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

(Continued from the previous page.)

	Year Ended December 31,
	2003	(Restated) 2002	(Restated) 2001
	(in millions)
Cash Flows from Financing Activities
(Decrease) increase in deposits	(2,335)	33,400	19,463
Increase (decrease) in short-term borrowings	17,440	(17,058)	24,448
Proceeds from long-term borrowings	10,761	34,672	11,484
Repayments of long-term borrowings	(13,087)	(44,184)	(24,304)
Proceeds from advances from Federal Home Loan Banks	91,973	35,827	135,015
Repayments of advances from Federal Home Loan Banks	(94,885)	(53,458)	(139,255)
Cash dividends paid on preferred and common stock	(1,274)	(1,026)	(781)
Cash dividends returned	68	–	–
Repurchase of common stock	(2,699)	(1,303)	(231)
Common stock warrants issued	–	–	398
Other	354	200	169

Net cash provided (used) by financing activities	6,316	(12,930)	26,406

(Decrease) increase in cash and cash equivalents	(66)	3,626	916
Cash and cash equivalents, beginning of year	7,084	3,458	2,542

Cash and cash equivalents, end of year	$7,018	$7,084	$3,458

Noncash Activities
Loans exchanged for mortgage-backed securities	$2,854	$12,274	$2,399
Real estate acquired through foreclosure	479	447	345
Fair value of Bank United Corp. assets acquired	–	–	19,034
Fair value of Bank United Corp. liabilities acquired	–	–	17,374
Cash Paid During the Year For
Interest on deposits	2,193	2,660	3,057
Interest on borrowings	2,427	2,960	5,199
Income taxes	2,829	3,201	1,438

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

    Basis of Presentation

        Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small- to mid-sized businesses. The Company accepts deposits from the general public, originates, purchases, services and sells home loans, makes consumer, home equity and commercial real estate loans (primarily loans secured by multi-family properties), and engages in certain commercial banking activities such as providing credit facilities and cash management and deposit services. The Company originates, purchases from correspondents, sells and services loans to higher-risk borrowers through its specialty mortgage finance program. The Company also markets annuities and other insurance products, offers full service securities brokerage services and acts as the investment advisor to, and the distributor of, mutual funds.

        The Consolidated Financial Statements include the accounts of Washington Mutual, Inc. and its majority-owned subsidiaries. Other affiliates in which there is at least 20% ownership are generally accounted for by the equity method; those in which there is less than 20% ownership and which do not have readily determinable market values are generally carried at cost. Assets that are accounted for by either the equity or cost method are reported in other assets. Certain reclassifications have been made to the 2002 and 2001 Consolidated Financial Statements to conform to the 2003 presentation. All intercompany transactions and balances have been eliminated.

        The Company has a concentration of operations in California. At December 31, 2003, 46% of the Company's loans held for sale and loans held in portfolio and 55% of the Company's deposits were concentrated in California.

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

    Available-for-Sale Securities

        Securities not classified as held to maturity or trading are considered to be available for sale and are reported at their fair value, with unrealized gains and losses calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Gains and losses realized on the sale of these securities are recorded in noninterest income. Other than temporary declines in fair value are recognized in the income statement as loss from securities.

    Loans Held for Sale

        Loans held for sale include loans originated or purchased from correspondent lenders that the Company intends to sell in the secondary market. The Company enters into forward sales agreements,

interest rate contracts, mortgage option contracts and interest rate futures to manage interest rate risk associated with loans held for sale. Loans held for sale are accounted for at the lower of cost or market value. To the extent that the hedging of those loans qualifies for fair value hedge accounting under Statement of Financial Accounting Standards ("Statement") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities, they are recorded at fair value.

    Loans Held in Portfolio

        Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.

    Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and general economic conditions. The Company's methodology for assessing the adequacy of the allowance includes the evaluation of three distinct components: the formula allowance, the specific allowance (which includes the allowance for loans deemed to be impaired by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and the unallocated allowance. The formula allowance and the specific allowance collectively represent the portion of the allowance for loan and lease losses that is allocated to the various loan portfolios. The allowance considers losses that are inherent in the loan portfolios but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated.

        The formula allowance is calculated by applying loss factors against all loans in what are considered homogeneous portfolios (such as home loans, home equity loans and lines of credit, and purchased specialty mortgage finance loans). Loss factors are based on an analysis of the historical loss experience of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. These factors may be adjusted for external factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Such external factors include, but are not limited to, the interest rate environment and housing prices.

        For non-homogeneous loans such as commercial real estate, larger commercial business loans and builder home construction loans, loss factors are assigned based on risk ratings that are ascribed to the individual loans. A specific allowance may be assigned to these loans if they have been individually determined to be impaired.

        Loans, other than those included in homogeneous portfolios, are considered impaired when it is probable that the Company will be unable to collect all amounts past due, including interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows.

        Loans that are determined to be impaired are excluded from the formula allowance analysis so as not to double-count the loss exposure.

        The unallocated component of the allowance reflects management's judgmental assessment of the impact that various factors have on the overall measurement of credit losses. These factors include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation, the results of regulatory examinations and findings from the Company's internal credit review function.

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

        Consumer loans are entirely charged off when they are determined to be uncollectible or when they reach a predetermined number of days past due, depending upon loan product and other factors. Home loans secured by real estate are written down to the fair value of the underlying collateral (less projected cost to sell) when they are 180 days past due.

        The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the Consolidated Financial Statements.

    Nonaccrual Loans

        Loans for which interest is not being accrued are referred to as loans on nonaccrual status. Generally, loans are placed on nonaccrual status when the loan becomes 90 days past due. Additionally, loans in non-homogeneous portfolios, such as commercial real estate, commercial business loans and builder home construction loans, are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal and interest is not expected. When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed.

        Loans in homogeneous portfolios are returned to accrual status when the borrower brings the loan to less than 30 days past due. Additionally, loans in the non-homogeneous portfolio are returned to accrual status when, in management's opinion, projected cash proceeds are sufficient to repay both principal and interest.

    Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in the calendar years subsequent to the restructuring.

        Generally, restructured loans in the non-homogeneous portfolios remain on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower will be able to comply with the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

    Foreclosed Assets

        Foreclosed assets are accounted for at the lower of fair value (less estimated costs to sell) or cost.    The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for sale of the property.

    Investment in Federal Home Loan Banks

        The Company's investment in the stock of the Federal Home Loan Banks ("FHLBs") is carried at cost since it is not a readily marketable security.

    Transfers and Servicing of Financial Assets

        Washington Mutual securitizes, sells and services interests in residential home loans and commercial real estate loans. When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, or other interests, all of which are considered retained interests in the securitized assets. Gain on sale of the assets depends, in part, on the Company's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the interests retained.

        Quoted market prices, if available, are used to obtain fair values of senior, subordinated and residual interests. Generally, quoted market prices for subordinated and residual interests are not available; therefore, the Company estimates the fair values based upon the present value of the associated expected future cash flows. In determining the fair value of subordinated and residual interests, management is required to make assumptions about future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of retained interests. See Note 7 to the Consolidated Financial Statements—"Mortgage Banking Activities."

        The fair value of the mortgage servicing rights ("MSR") is determined by reference to internally developed estimates of fair value primarily based on the following characteristics:

  •
  Product type (i.e. conventional, government, balloon)

  •
  Fixed or adjustable rate of interest

  •
  Interest rate

  •
  Term (i.e. 15 or 30 years)

        The Company records MSR when the expected future cash flows from servicing are expected to be more than adequate compensation for such services. Adequate compensation refers to the condition that exists when a mortgage servicer is able to make a level of profit that is considered reasonable by secondary market participants. The projected cash flows that exceed this adequate compensation level are capitalized as MSR.

        The Company stratifies its MSR based on the predominant characteristics of the underlying financial assets. The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic of the MSR. For purposes of measuring impairment, the Company has determined that three interest rate bands are adequate to create strata of loans that will have similar prepayment characteristics. Loans are also grouped according to other characteristics such as whether they have fixed or adjustable rates, whether they have been securitized through government-sponsored enterprises or in private transactions and whether or not they are loans to higher risk borrowers, as discount rates, costs to service, and other important valuation factors differ according to those features.

        The following is a summary of the MSR strata used by the Company to assess impairment:

Loan Type	Rate Band at December 31, 2003
Adjustable	All loans
Government-sponsored enterprises	6.00% and below
Government-sponsored enterprises	6.01% to 7.49%
Government-sponsored enterprises	7.50% and above
Government	6.00% and below
Government	6.01% to 7.49%
Government	7.50% and above
Private	6.00% and below
Private	6.01% to 7.49%
Private	7.50% and above
Master servicing	All loans
Specialty home loans	All loans
Multi-family	All loans

        Impairment is recognized through a valuation allowance for each individual stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the MSR for a given stratum exceeds its fair value. Any fair value in excess of the cost basis of MSR for a given stratum is not recognized.

        The Company records an other than temporary impairment of the MSR for any loss in value that is not expected to recover in the foreseeable future. The amount of the other than temporary impairment is determined by selecting an appropriate interest rate shock to estimate the amount of MSR fair value that might be expected to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeds the estimated recoverable amount, that portion of the gross carrying value of MSR and the related portion of valuation reserve would be written off as other than temporary impairment.

        Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the value that the MSR could be sold for in the open market as of the valuation date. The most important assumptions used in the MSR valuation model are the anticipated rate of loan prepayments and discount rates. Other assumptions such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates are also used in determining the value of the MSR.

        All of the assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is confirmed through surveys conducted with independent brokers. They are reviewed and approved on a quarterly basis. In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained at least annually to confirm the reasonableness of the value generated by the MSR valuation model.

    Premises and Equipment

        Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances indicate that the asset may not generate enough income to recover its carrying value. Impairment exists when, and in the amount by which, the carrying amount exceeds its fair value.

    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets represent the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets include core deposit intangibles and other finite-life intangible assets; these assets are amortized over their estimated useful lives ranging from 7-10 years. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if the presence of certain circumstances indicates that impairment may have occurred. Impairment testing is also performed periodically on amortizing intangible assets. Other intangible assets are classified as other assets on the Consolidated Statements of Financial Condition.

    Securities Sold Under Agreements to Repurchase

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities ("repurchase agreements"). Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the securities underlying the agreements remain in the respective asset accounts. These securities are classified as pledged.

    Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value method of accounting for stock-based employee compensation. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a binomial option pricing model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under APB Opinion No. 25, and the pro forma presentation of what the impact to the financial statements would be if these awards were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in 2005.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$3,880	$3,856	$3,097
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	56	28	18
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(127)	(87)	(46)

Pro forma net income attributable to common stock	$3,809	$3,797	$3,069

Net income per common share:
Basic:
As reported	$4.29	$4.09	$3.64
Pro forma	4.21	4.03	3.61
Diluted:
As reported	4.21	4.02	3.58
Pro forma	4.13	3.96	3.55

        The weighted average grant-date fair values of the options granted during 2003, 2002 and 2001 were calculated using the following assumptions:

Year Ended December 31,
	2003	2002	2001
Dividend yield	2.53 - 3.50%	2.71 - 3.00%	2.33 - 2.58%
Expected volatility	30.41 - 35.02	30.92 - 35.30	31.03 - 35.66
Risk free interest rate	2.45 - 3.60	2.25 - 5.15	3.50 - 4.91
Expected life	4 - 7.5 years	2.75 - 7.5 years	5 - 7 years

    Income Taxes

        Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The comprehensive deferred tax provision for the year is equal to the change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that the change is enacted.

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

    Derivatives and Hedging Activities

        The Company enters into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a "cash flow" hedge); or (3) held for other risk management purposes ("risk management derivatives").

        In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in earnings.

        In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

        The changes in fair value of the risk management derivatives held for other risk management purposes are recorded in revaluation gain from derivatives or gain (loss) from mortgage loans if the derivatives are home loan mortgage banking related, or are recorded in other income for derivatives related to other types of asset/liability interest rate risk management.

        The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before undertaking the hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlation between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

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

        If the Company determines that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative (if retained) will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item no longer is adjusted for changes in fair value.

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold, terminated or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction impacts earnings.

        The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. This is determined by assessing whether the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract). Under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded derivative is required to be accounted for separately as a derivative if the embedded derivative instrument is determined not to be clearly and closely related to the host contract, the host contract is not currently measured at fair value with changes in fair value reported in earnings and the embedded derivative instrument separately would qualify as a derivative instrument. As of December 31, 2003, 2002 and 2001, all of the Company's embedded derivatives were considered clearly and closely related to the host contract and therefore were not required to be separated from their host contracts.

        The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The Company also enters into commitments to purchase mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes can qualify as derivatives. Those types of loan commitments are evaluated under the definition of a derivative to determine whether Statement No. 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, in other assets on the Consolidated Statements of Financial Condition with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. In measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is included in the valuation. This value is calculated using the same methodologies as are used to value the Company's MSR, adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded. This policy of recognizing the value of the derivative has the effect of recognizing the gain from mortgage loans before the loans are sold. Both rate lock and purchase commitments expose the Company to interest rate risk. The Company manages that risk by entering into various interest rate contracts that are recorded at fair value with changes in fair value reported in gain from mortgage loans.

    Recently Issued Accounting Standards

        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46R is a revision to the original FIN 46 that addresses the consolidation of certain variable interest entities (e.g., non-qualified special purpose entities). The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN 46R must be applied no later than March 31, 2004. The Company adopted FIN 46 as of July 1, 2003. The Company is still in the process of studying and evaluating the impact of FIN 46R. However, at this time the Company does not expect the impact of FIN 46R to have a significant effect on the results of operations or financial condition.

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Consolidated Financial Statements.

        In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the expected servicing rights that had previously been recorded at the initiation of the rate lock are not recognized until the underlying loans are sold. The impact that this new policy will have on the Company's results of operations in the first quarter of 2004 will be significantly influenced by that quarter's amount of salable rate lock volume and by the timing of when loan sales are executed. As rate lock volume is highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, the Company cannot provide a reliable estimate of the impact this change will have to its future results of operations.

    Recently Adopted Accounting Standards

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

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of FIN 45 apply prospectively to guarantees issued or modified after December 31, 2002. Refer to Note 15 to the Consolidated Financial Statements—"Guarantees" for discussion on significant guarantees that have been entered into by the Company.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This Interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Consolidated Financial Statements. The Company adopted the provisions of FIN 46 for existing variable interest entities on July 1, 2003, which did not have a material effect on the Consolidated Financial Statements.

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

        In December 2003, the FASB issued a revised version of Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised Statement requires companies to provide more details about plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. Companies are required to provide (1) a breakdown of plan assets by category (e.g. equity and debt), (2) a description of investment policies and strategies and target allocation percentages or ranges, (3) projections of future benefit payments, and (4) an estimate of contributions to be made in the next year. In addition, companies are required to provide various elements of pension and other postretirement benefit costs on a quarterly basis. Statement No. 132 is effective as of December 31, 2003. The new disclosures are reflected in Note 21 of the Consolidated Financial Statements—"Employee Benefits Programs and Other Expense".

Note 2: Restatement of Financial Statements

        During the fourth quarter of 2003, the Company concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $73 million and $38 million as of December 31, 2002 and 2001. The Company has corrected its accounting for all affected prior reporting periods. The table below shows the impact of the restatements on net income and basic and diluted earnings per share for those periods:

	Year Ended December 31,
	2002	2001
	(in millions, except per share amounts)
Net income:
Net income as previously reported	$3,896	$3,114
Restatement adjustment	(35)	(10)

Net income as restated	$3,861	$3,104

Basic earnings per share:
Net income attributable to common stock as previously reported	$4.12	$3.65
Restatement adjustment	(0.03)	(0.01)

Net income attributable to common stock as restated	4.09	3.64
Diluted earnings per share:
Net income attributable to common stock as previously reported	4.05	3.59
Restatement adjustment	(0.03)	(0.01)

Net income attributable to common stock as restated	4.02	3.58

Note 3: Discontinued Operations

        On November 24, 2003 the Company announced a definitive agreement to sell its subsidiary, Washington Mutual Finance Corporation, to CitiFinancial, a subsidiary of Citigroup, for approximately $1.25 billion in cash. This sale was completed on January 9, 2004, resulting in a pre-tax gain of approximately $660 million to be recorded in discontinued operations on the Consolidated Statements of Income in the first quarter of 2004. Washington Mutual Finance Corporation was included in the Commercial Group operating segment.

        Washington Mutual Finance Corporation is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance Corporation have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition.

        Results of operations for Washington Mutual Finance Corporation were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Net interest income	$433	$405	$387
Provision for loan and lease losses	153	191	148
Noninterest income	24	63	29
Noninterest expense	167	164	172
Income taxes	50	41	35

Net income	$87	$72	$61

        Assets and liabilities of Washington Mutual Finance Corporation have been reclassified to assets and liabilities of discontinued operations on the Consolidated Statements of Financial Condition.

        The following is summarized financial information for Washington Mutual Finance Corporation:

	December 31,
	2003	2002
	(in millions)
Assets
Cash and cash equivalents	$64	$125
Available-for-sale investment securities	130	67
Loans held in portfolio, net	3,847	3,508
Goodwill	57	57
Other assets	86	107

Total assets	$4,184	$3,864

Liabilities
Commercial paper	$1,067	$739
Other borrowings	2,431	2,390
Other liabilities	80	201

Total liabilities	$3,578	$3,330

Note 4: Business Combinations

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

        On January 31, 2001, the Company acquired PNC Mortgage for approximately $7 billion in cash. With this acquisition, the Company acquired approximately $3 billion in loans held for sale and $2 billion in MSR. This acquisition resulted in the recognition of goodwill of approximately $350 million. On

January 16, 2003, the Company reached a settlement with PNC Bank on the final purchase price of PNC Mortgage, which resulted in an increase of goodwill of approximately $19 million.

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

        On January 4, 2002, the Company acquired by merger Dime Bancorp, Inc. for a total purchase price of approximately $5.3 billion, which included approximately $1.5 billion in cash, approximately 96.4 million shares of common stock valued at $37.74 per share, the conversion of 111 million Dime Litigation Tracking Warrants™, valued at $0.33 per warrant, into the contingent right to receive the Company's common stock, and the conversion of Dime stock options, valued at approximately $90 million, into options to purchase the Company's common stock. With this acquisition, the Company acquired approximately $16 billion in loans held in portfolio, $6 billion in loans held for sale, $1 billion in MSR and $15 billion in deposits. This acquisition resulted in the recognition of goodwill of approximately $4 billion.

        In two transactions during 2002, the Company purchased for cash HomeSide Lending, Inc., the U.S. mortgage unit of National Australia Bank Limited. The aggregate purchase price of HomeSide was $2.45 billion. The acquisition of HomeSide added approximately $1 billion in loans held for sale, approximately $960 million in net MSR and approximately $130 billion to the Company's portfolio of loans serviced for others. The Company also acquired a proprietary loan servicing platform. In addition the Company assumed $760 million in long-term debt and $750 million in other liabilities.

Note 5: Securities

        The amortized cost, unrealized gains, unrealized losses, and fair value of securities as of the dates indicated were as follows:

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,687	$140	$(26)	$8,801
Private issue	1,849	46	(1)	1,894

Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government and agency	25,950	5	(340)	25,615
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135

Total investment securities	26,322	33	(343)	26,012

Total available-for-sale securities	$36,858	$219	$(370)	$36,707

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$19,649	$583	$(5)	$20,227
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375
Investment securities:
U.S. Government and agency	14,546	580	(4)	15,122
Other debt securities	259	14	–	273
Equity securities	134	3	(2)	135

Total investment securities	14,939	597	(6)	15,530

Total available-for-sale securities	$42,528	$1,396	$(19)	$43,905

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$17,780	$441	$(23)	$18,198
Private issue	10,117	264	(11)	10,370

Total mortgage-backed securities	27,897	705	(34)	28,568
Investment securities:
U.S. Government and agency	30,409	41	(1,143)	29,307
Other debt securities	202	5	(3)	204
Equity securities	159	2	(7)	154

Total investment securities	30,770	48	(1,153)	29,665

Total available-for-sale securities	$58,667	$753	$(1,187)	$58,233

        The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	December 31, 2003
	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$(23)	$1,759	$(3)	$163	$(26)	$1,922
Private issue	(1)	79	–	36	(1)	115

Total mortgage-backed securities	(24)	1,838	(3)	199	(27)	2,037
Investment securities:
U.S. Government and agency	(340)	23,536	–	–	(340)	23,536
Other debt securities	(2)	1	–	–	(2)	1
Equity securities	–	–	(1)	7	(1)	7

Total investment securities	(342)	23,537	(1)	7	(343)	23,544

Total available-for-sale securities	$(366)	$25,375	$(4)	$206	$(370)	$25,581

        The realized gross gains and losses of securities as of the dates indicated were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Available-for-sale securities
Realized gross gains	$1,171	$1,424	$911
Realized gross losses	(175)	(622)	(194)

Realized net gain	$996	$802	$717

        Proceeds from sales of securities in the available-for-sale portfolio during 2003, 2002 and 2001 were $40.92 billion, $74.66 billion and $51.80 billion.

        Fair value of debt securities by contractual maturity was as follows:

	December 31, 2003
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
	(dollars in millions)
Available-for-sale debt securities
Mortgage-backed securities(2):
U.S. Government and agency	$8,801	4.05%	$29	5.05%	$6	4.53%	$398	5.21%	$8,368	3.99%
Private issue	1,894	3.66	–	–	3	11.51	23	12.11	1,868	3.58

Total mortgage-backed securities	10,695	3.98	29	5.05	9	6.87	421	5.46	10,236	3.91
Investment securities:
U.S. Government and agency	25,615	3.91	23	6.39	10,243	2.91	13,468	4.31	1,881	6.46
Other debt securities	262	5.53	2	5.21	14	5.53	39	5.62	207	5.51

Total investment securities	25,877	3.93	25	6.27	10,257	2.91	13,507	4.32	2,088	6.37

Total fair value of debt securities	$36,572	3.94	$54	5.61	$10,266	2.91	$13,928	4.35	$12,324	4.35

(1)
Weighted average yield at end of year is based on the amortized cost of the securities. The weighted average yield excludes principal-only strips.
(2)
Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

        Pledged securities having a fair value of $23.00 billion and an amortized cost of $23.20 billion are subject to certain agreements which may allow the secured party to either sell, rehypothecate or otherwise pledge the securities. In addition, the Company pledged securities with a fair value of $3.17 billion and an amortized cost of $3.29 billion under agreement whereby the secured party does not have the right to sell or repledge the securities. At December 31, 2003, the Company has accepted as collateral, with rights to repledge, securities with a fair value of $413 million.

        At December 31, 2003, there were no securities of any single issuer, other than U.S. Government and agency securities, which exceeded 10% of stockholders' equity.

Note 6: Loans Held in Portfolio

        Loans held in portfolio consisted of the following:

	December 31,
	2003	2002
	(in millions)
Loans secured by real estate:
Home	$100,043	$82,842
Purchased specialty mortgage finance	12,973	10,128

Total home loans	113,016	92,970
Home equity loans and lines of credit	27,647	16,168
Home construction:
Builder(1)	1,052	1,017
Custom(2)	1,168	932
Multi-family(3)	20,324	18,000
Other real estate(4)	6,649	7,986

Total loans secured by real estate	169,856	137,073
Consumer	1,028	1,663
Commercial business	4,760	5,133

Total loans held in portfolio(5)	$175,644	$143,869

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.
(3)
Includes multi-family construction balances of $325 million in 2003 and $491 million in 2002.
(4)
Includes other commercial real estate construction balances of $382 million in 2003 and $469 million in 2002.
(5)
Includes net unamortized deferred loan origination costs of $1.01 billion at December 31, 2003 and $587 million at December 31, 2002.

        The amount of impaired loans and the related specific or formula allowances were as follows:

	December 31,
	2003	2002
	(in millions)
With allowances	$107	$418
Without allowances	758	899

	$865	$1,317

Allowance for impaired loans	$16	$216

        The average balance of impaired loans and the related interest income recognized were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Average balance of impaired loans	$1,193	$1,248	$910
Interest income recognized	57	67	76

        Loans totaling $79.44 billion and $75.20 billion at December 31, 2003 and 2002 were pledged to secure advances from FHLBs.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Balance, beginning of year	$1,503	$1,278	$909
Allowance transferred to loans held for sale	(3)	(31)	–
Allowance acquired through business combinations	–	148	120
Allowance for certain loan commitments	17	(48)	–
Provision for loan and lease losses	42 (1)	404	426

	1,559	1,751	1,455
Loans charged off:
Loans secured by real estate:
Home	(65)	(52)	(29)
Purchased specialty mortgage finance	(39)	(33)	(25)

Total home loan charge-offs	(104)	(85)	(54)
Home equity loans and lines of credit	(14)	(14)	(4)
Home construction(2)	(2)	(1)	–
Multi-family	(5)	(1)	–
Other real estate	(97)	(60)	(35)

Total loans secured by real estate	(222)	(161)	(93)
Consumer	(69)	(70)	(51)
Commercial business	(79)	(73)	(49)

Total loans charged off	(370)	(304)	(193)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	10	2	2
Purchased specialty mortgage finance	3	–	–

Total home loan recoveries	13	2	2
Home equity loans and lines of credit	1	1	1
Multi-family	1	1	–
Other real estate	17	12	3

Total loans secured by real estate charged off	32	16	6
Consumer	15	13	4
Commercial business	14	27	6

Total recoveries of loans previously charged off	61	56	16

Net charge-offs	(309)	(248)	(177)

Balance, end of year	$1,250	$1,503	$1,278

(1)
Includes a $202 million reversal of provision for loan and lease losses recorded in the fourth quarter.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        The total amount of loans held in portfolio which were 90 days or more contractually past due and still accruing interest was $46 million and $60 million at December 31, 2003 and 2002.

        The total amount of nonaccrual loans held in portfolio at December 31, 2003 and 2002 was $1.63 billion and $2.16 billion. The total amount of nonaccrual loans held for sale at December 31, 2003 and 2002 was $66 million and $119 million.

Note 7: Mortgage Banking Activities

    Securitization of Assets

        During 2003, 2002 and 2001, the Company sold mortgage loans and servicing rights in securitization transactions and retained servicing responsibilities as well as senior and subordinated interests. The Company receives annual servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced and rights to cash flows remaining after the investors in the securitization trust have received their contractual payments. The allocated carrying values of loans securitized and sold during the years ended December 31, 2003, 2002 and 2001 were $252.39 billion, $165.02 billion and $103.17 billion. Investors and securitization trusts have recourse of $1.66 billion and $501 million to the Company for loans securitized and sold during the years ended December 31, 2003 and 2002. The Company realized pretax gains of $2.32 billion, $1.57 billion and $901 million on these securitizations for 2003, 2002 and 2001. During 2003, 2002 and 2001, the Company sold $9.00 billion, $516 million and $5.75 billion allocated carrying value of loans securitized in prior years and recorded pretax gains of $272 million, $6 million and $103 million from these sales.

        Key economic assumptions used in measuring the value of retained interests (excluding MSR) resulting from securitizations completed during the years ended December 31, 2003, 2002 and 2001, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government- Sponsored Enterprise	Privately Issued
Year Ended December 31, 2003(1)
Constant prepayment rate(2)	–	–
Expected weighted-average life (in years)	–	–
Discount rate(3)	–	–
Year Ended December 31, 2002
Constant prepayment rate(2)	35.84%	24.26%
Expected weighted-average life (in years)	5.3	3.3
Discount rate(3)	6.29%	3.87%
Year Ended December 31, 2001
Constant prepayment rate(2)	–	23.22%
Expected weighted-average life (in years)	–	3.6
Discount rate(3)	–	5.45%

(1)
The Company did not acquire retained interests resulting from securitizations completed in 2003.
(2)
Represents the expected lifetime average.
(3)
Represents the return of U.S. Treasury instruments of a particular duration plus an estimate of the incremental rate of return over those instruments demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.

        Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. As of December 31, 2003, static pool losses for all privately issued assets and specialty home loan assets that were valued using specific credit loss assumptions were not material.

        At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	December 31, 2003
	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government- Sponsored Enterprise	Privately Issued
	(dollars in millions)
Fair value of retained interests	$813	$1,541
Expected weighted-average life (in years)	3.9	1.8
Constant prepayment rate(1)	50.95%	41.72%
Impact on fair value of 25% decrease	$8	$(2)
Impact on fair value of 50% decrease	20	(5)
Impact on fair value of 50% increase	(10)	4
Impact on fair value of 100% increase	(16)	8
Discount rate	5.44%	2.83%
Impact on fair value of 10% decrease	$23	$8
Impact on fair value of 25% decrease	61	21
Impact on fair value of 25% increase	(50)	(19)
Impact on fair value of 50% increase	(93)	(38)

(1)
Represents the expected lifetime average.

        Key economic assumptions used in measuring the value of all capitalized MSR created during the years ended December 31, 2003, 2002 and 2001, including securitizations recorded as sales, securitizations entirely retained, and whole loan sales, were as follows:

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Specialty Home Loans
	(rates per annum)
Year Ended December 31, 2003
Constant prepayment rate(1)	18.64%	29.46%	30.66%	38.39%
Discount rate	8.34	9.23	9.53	19.41
Year Ended December 31, 2002
Constant prepayment rate(1)	14.75	26.00	28.25	40.00
Discount rate	9.00	10.25	11.50	14.25
Year Ended December 31, 2001
Constant prepayment rate(1)	9.50	10.50	24.50	32.00
Discount rate	9.75	13.50	15.50	14.00

(1)
Represents the expected lifetime average.

        At December 31, 2003, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	December 31, 2003
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Specialty Home Loans
	(dollars in millions)
Fair value of home loan MSR	$4,495	$652	$1,040	$105
Expected weighted-average life (in years)	3.8	3.8	3.6	2.2
Constant prepayment rate(1)	19.69%	20.54%	25.29%	39.00%
Impact on fair value of 25% decrease	$850	$145	$239	$26
Impact on fair value of 50% decrease	2,048	352	591	64
Impact on fair value of 25% increase	(631)	(107)	(172)	(19)
Impact on fair value of 50% increase	(1,118)	(190)	(306)	(34)
Discount rate	8.34%	9.84%	10.01%	19.77%
Impact on fair value of 10% decrease	n/a	n/a	n/a	$3
Impact on fair value of 25% decrease	$312	$52	$70	9
Impact on fair value of 50% decrease	674	113	152	n/a
Impact on fair value of 25% increase	(272)	(44)	(61)	(8)
Impact on fair value of 50% increase	(510)	(82)	(115)	(14)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company's determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Furthermore, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. The assumptions used may not be appropriate if they are applied to a different point in time. Refer to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured.

        The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Proceeds from new securitization sales	$263,978	$167,106	$110,315
Principal and interest received on retained interests	2,353	1,925	1,633
Servicing fees received(1)	2,296	1,822	1,260
Loan repurchases(1)	(8,014)	(6,837)	(1,502)

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

        The tables below present quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (excludes securitized assets that an entity continues to service but with which it has no other continuing involvement):

	December 31, 2003		Year Ended December 31, 2003
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$150,083	$1,046	$246
Specialty home loans	18,642	1,503	146

Total loans managed	$168,725	$2,549	$392

Consisting of:
Loans sold, including securitizations	$19,916
Loans held for sale and held in portfolio	138,962
Loans securitized and retained	9,847

Total loans managed	$168,725

(1)
Refer to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

	December 31, 2002		Year Ended December 31, 2002
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$162,225	$1,643	$142
Specialty home loans	13,105	1,034	61

Total loans managed	$175,330	$2,677	$203

Consisting of:
Loans sold, including securitizations	$21,957
Loans held for sale and held in portfolio	136,731
Loans securitized and retained	16,642

Total loans managed	$175,330

(1)
Refer to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

	December 31, 2001		Year Ended December 31, 2001
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$160,113	$1,727	$47
Specialty home loans	8,051	614	21

Total loans managed	$168,164	$2,341	$68

Consisting of:
Loans sold, including securitizations	$22,124
Loans held for sale and held in portfolio	129,070
Loans securitized and retained	16,970

Total loans managed	$168,164

(1)
Refer to Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.

    Loan Servicing

        Home loan mortgage banking income (expense) consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Loan servicing fees	$2,273	$2,237	$1,375
Amortization of MSR	(3,269)	(2,616)	(1,054)
MSR recovery (impairment)	712	(3,219)	(1,701)
Other, net	(592)	(271)	(141)

Net home loan servicing expense	(876)	(3,869)	(1,521)
Revaluation gain from derivatives	338	2,517	–
Net settlement income from certain interest-rate swaps	543	382	–
Gain from mortgage loans	1,250	1,375	936
Loan related income	399	268	156
Gain on sale of originated mortgage-backed securities	320	34	117

Total home loan mortgage banking income (expense)	$1,974	$707	$(312)

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Balance, beginning of year	$5,341	$6,241	$1,017
Home loans:
Additions through acquisitions	–	1,888	4,818
Other additions	4,203	4,031	3,323
Amortization	(3,269)	(2,616)	(1,054)
Recovery (impairment)	712	(3,219)	(1,701)
Sales	(638)	(997)	(174)
Net change in commercial real estate MSR	5	13	12

Balance, end of year(1)	$6,354	$5,341	$6,241

(1)
At December 31, 2003, 2002 and 2001, aggregate MSR fair value was $6.39 billion, $5.38 billion and $6.27 billion.

        Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Balance, beginning of year	$4,521	$1,714	$13
(Recovery) impairment	(712)	3,219	1,701
Other than temporary impairment	(1,115)	–	–
Sales	(259)	(412)	–

Balance, end of year	$2,435	$4,521	$1,714

        At December 31, 2003, the expected weighted average life of the Company's MSR was 3.8 years. Projected amortization expense for the gross carrying value of MSR at December 31, 2003 is estimated to be as follows (in millions):

2004	$2,147
2005	1,469
2006	1,060
2007	808
2008	631
After 2008	2,674

Gross carrying value of MSR	8,789
Less: valuation allowance	(2,435)

Net carrying value of MSR	$6,354

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, as were used to determine amortization expense as of year end 2003. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

        Changes in the portfolio of loans serviced for others were as follows:

	Year Ended December 31,
	2003	2002
	(in millions)
Balance, beginning of year	$604,504	$382,500
Home loans:
Additions through acquisitions	–	178,884
Other additions	342,871	249,855
Sales	(3,155)	–
Loan payments and other	(362,319)	(208,337)
Net change in commercial real estate loans serviced for others	768	1,602

Balance, end of year	$582,669	$604,504

        Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB"), wholly owned subsidiaries of Washington Mutual, Inc., are approved GNMA issuers. WMBFA and WMB are required to comply with the GNMA Mortgage-Backed Securities Guide (the "GNMA Guide"), which includes minimum standards of net worth. Washington Mutual, Inc., WMBFA and WMB are required to ensure they meet the minimum net worth requirements throughout the year and are required to submit annual net worth calculations within 90 days after their fiscal year end. Because WMB's consolidated financial statements are not audited, the parent holding company of WMB, Washington Mutual, Inc., is also subject to the minimum net worth requirements. The GNMA Guide establishes minimum net worth requirements based on the size of the GNMA commitment authority issued and the outstanding balance of all GNMA securities. The adjusted net worth of Washington Mutual, Inc., WMBFA and WMB is determined by reducing equity by the amount of unacceptable assets for purposes of the calculation, which include goodwill, unrealized gains on securities available-for-sale and other unacceptable assets. If Washington Mutual, Inc., WMBFA or WMB fail to comply with the minimum net worth requirements established by the GNMA Guide, GNMA may suspend or terminate WMBFA's and WMB's status as an issuer if the deficiency is not corrected in a timely manner.

        Following are the GNMA net worth requirements and the adjusted net worth of Washington Mutual, Inc., WMBFA and WMB as of December 31, 2003 and 2002.

        Washington Mutual, Inc.

	Year Ended December 31,
	2003	2002
	(in millions)
Required net worth	$1	$1
Adjusted net worth	10,820	6,927

Excess net worth	$10,819	$6,926

        WMBFA

	Year Ended December 31,
	2003	2002
	(in millions)
Required net worth	$141	$180
Adjusted net worth	10,851	8,305

Excess net worth	$10,710	$8,125

        WMB

	Year Ended December 31,
	2003	2002
	(in millions)
Required net worth	$1	$1
Adjusted net worth	1,645	1,939

Excess net worth	$1,644	$1,938

Note 8: Goodwill and Other Intangible Assets

        The Company performs an impairment assessment in the third quarter of each year or more frequently if circumstances necessitate. During the third quarter of 2002 and 2003, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of 2004.

        Statement No. 147, Acquisitions of Certain Financial Institutions, requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill and subject to the accounting standards set forth in Statement No. 142, Goodwill and Other Intangible Assets.

        Had the Company been accounting for its goodwill under Statement No. 142 for the year ending 2001, the effect on net income would have been an increase of $134 million, from the elimination of goodwill amortized in that year, which would increase both basic and diluted earnings per share by 14 cents, net of tax.

        Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, by reporting unit were as follows:

	Year Ended December 31, 2003
	Consumer Group
	Retail Banking and Financial Services	Mortgage Banking	Commercial Group	Total
	(in millions)
Balance at January 1, 2003	$3,811	$1,528	$874	$6,213
Adjustments related to the acquisition of Dime Bancorp, Inc.	(12)	(4)	(1)	(17)

Balance at December 31, 2003	$3,799	$1,524	$873	$6,196

        During the first quarter of 2003, the Company decreased goodwill associated with the Dime acquisition by $17 million due to a fair value adjustment of certain available-for-sale securities.

	Year Ended December 31, 2002
	Consumer Group
	Retail Banking and Financial Services	Mortgage Banking	Commercial Group	Total
	(in millions)
Balance at January 1, 2002(1)	$980	$584	$552	$2,116
Adjustments related to the acquisition of Dime Bancorp, Inc.	2,797	925	322	4,044
Other	34	19	–	53

Balance at December 31, 2002	$3,811	$1,528	$874	$6,213

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

        At December 31, 2003 and 2002, the Company's core deposit intangible balances were $251 million and $311 million, net of accumulated amortization of $382 million and $322 million. The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of the core deposit intangible at December 31, 2003 is estimated to be approximately $50 million over each of the next five years.

Note 9: Other Assets

        Other assets consisted of the following:

	Year Ended December 31,
	2003	2002
	(in millions)
Premises and equipment	$3,286	$2,840
Investment in bank-owned life insurance	2,582	2,471
Accrued interest receivable	1,558	1,439
Foreclosed assets	311	328
Other intangible assets	251	311
Derivatives	1,457	4,105
Trading securities	1,381	336
Accounts receivable	4,309	1,698
Other	1,366	1,424

Total other assets	$16,501	$14,952

        Depreciation expense for 2003, 2002 and 2001 was $492 million, $355 million and $282 million.

        The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2036. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $458 million, $348 million and $277 million in 2003, 2002 and 2001.

Note 10: Deposits

        Deposits consisted of the following:

	Year Ended December 31,
	2003	2002
	(in millions)
Checking accounts:
Noninterest bearing	$27,906	$35,730
Interest bearing	68,318	56,132

Total checking accounts	96,224	91,862
Savings accounts	11,029	10,313
Money market deposit accounts	17,971	19,573
Time deposit accounts:
Due within one year	18,474	23,136
After one year but within two years	4,111	4,383
After two but within three years	2,218	2,678
After three but within four years	1,593	1,172
After four but within five years	844	1,560
After five years	717	839

Total time deposit accounts	27,957	33,768

Total deposits	$153,181	$155,516

        Accrued but unpaid interest on deposits included in other liabilities totaled $27 million and $55 million at December 31, 2003 and 2002.

        Time deposit accounts in amounts of $100,000 or more totaled $6.92 billion and $7.01 billion at December 31, 2003 and 2002. At December 31, 2003, $1.77 billion of these deposits mature within three months, $880 million mature in over three to six months, $1.19 billion mature in over six months to one year, and $3.08 billion mature after one year.

Note 11: Securities Sold Under Agreements to Repurchase

        Scheduled maturities of securities sold under agreements to repurchase ("repurchase agreements") were as follows:

	December 31,
	2003	2002
	(in millions)
Due within 30 days	$15,060	$751
After 30 but within 90 days	1,469	200
After 90 but within 180 days	–	101
After 180 days but within one year	250	–
After one year	11,554	15,665

Total repurchase agreements	$28,333	$16,717

        Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions)
Weighted average interest rate, end of year	1.23%	2.13%	1.74%
Weighted average interest rate during the year	2.44	2.31	4.05
Average balance of repurchase agreements	$22,318	$34,830	$29,582
Maximum amount outstanding at any month end	30,052	58,504	39,447

        The total interest expense on repurchase agreements was $545 million, $804 million and $1,197 million for the years ended December 31, 2003, 2002 and 2001.

        At December 31, 2003 interest rate caps, swaps, and swaptions embedded in repurchase agreements were as follows:

	Notional Amount	Weighted Average Strike Rate	Weighted Average Pay Rate	Weighted Average Receive Rate	Index	Index at December 31, 2003	Weighted Average Remaining Life
	(dollars in millions)						(in months)
Caps	$500	7.75%	n/a	n/a	3 month LIBOR	1.15%	10
Swaps	2,500	n/a	4.09%	1.16%	3 month LIBOR	1.15	41
Swaptions	500	6.21	–	–	3 month LIBOR	1.15	1

Note 12: Advances from FHLBs

        As members of the FHLBs of San Francisco, Seattle, New York and Dallas, WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances are collateralized in the aggregate by all stock owned of the FHLBs, by deposits with the FHLBs, and by certain mortgages or deeds of trust and securities of the U.S. Government and its agencies. The maximum amount of credit, which the FHLBs will extend for purposes other than meeting withdrawals, varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending upon maturity, the cost of funds of the individual FHLB and the purpose of the borrowing.

        Scheduled maturities of advances from FHLBs were as follows:

	December 31,
	2003		2002
	Amount	Ranges of Interest Rates	Amount	Ranges of Interest Rates
	(dollars in millions)
Due within one year	$37,017	1.08 - 8.65%	$29,067	1.25 - 7.07%
After one but within two years	3,216	1.10 - 7.45	11,266	1.35 - 8.65
After two but within three years	4,211	1.11 - 5.32	3,228	1.35 - 7.45
After three but within four years	3,160	1.10 - 6.60	4,211	1.35 - 5.32
After four but within five years	486	1.10 - 6.93	3,163	1.35 - 6.60
After five years	240	2.80 - 8.57	330	2.80 - 8.57

Total advances from FHLBs	$48,330		$51,265

        Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions)
Weighted average interest rate, end of year	1.28%	1.91%	2.45%
Weighted average interest rate during the year	2.62	2.82	4.58
Average balance of advances from FHLBs	$49,441	$59,369	$63,732
Maximum amount outstanding at any month end	61,323	66,103	67,128

        The total interest expense on advances from FHLBs was $1,296 million, $1,676 million and $2,918 million for the years ended December 31, 2003, 2002 and 2001.

Note 13: Other Borrowings

        Other borrowings consisted of the following:

	December 31,
	2003		2002
	Amount(2)	Interest Rate(s)	Amount(2)	Interest Rate(s)
	(dollars in millions)
Senior notes(1):
Fixed rate:
Due in 2003	$–	–%	$302	6.20 - 7.32%
Due in 2004	256	4.57 - 6.75	265	4.57 - 6.75
Due in 2005	399	2.40 - 7.25	150	7.25
Due in 2006	1,103	7.50	1,135	7.50
Due in 2007	996	5.63	995	5.63
Due in 2008	758	4.38	762	4.38
Due in 2009	995	4.00	–	–
Floating rate:
Due in 2003	–	–	849	Various
Due in 2004	1,450	Various	1,449	Various
Due in 2005	399	Various	–	–
Due in 2006	823	Various	880	Various
Subordinated notes(1):
Fixed rate:
Due in 2004	250	6.50 - 7.88	250	6.50 - 7.88
Due in 2006	100	6.63	100	6.63
Due in 2007	233	8.88	236	8.88
Due in 2009	157	8.00	158	8.00
Due in 2010	600	8.25	621	8.25
Due in 2011	1,114	6.88	1,144	6.88
Due in 2013	742	5.50	757	5.50
Due in 2026	149	8.36	149	8.36
Due in 2027	900	8.21 - 9.33	913	8.21 - 9.33
Due in 2041	734	5.38	732	5.38
Secured lines of credit:
Floating rate:
Due in 2003	–	–	994	Various
Due in 2004	2,717	Various	–	–
Other	608	–	1,871	–

Total other borrowings	$15,483		$14,712

(1)
Inclusive of capitalized issuance costs.
(2)
Maturities listed are based on contractual terms and do not include redemption or call dates.

        At December 31, 2003, the Company had shelf registration statements under which the Company may issue debt securities, preferred stock and depositary shares totaling $7 billion, of which $5.35 billion remains available for issuance.

        At December 31, 2003, the Company had a Global Bank Note Program under which the Company can issue senior and subordinated notes totaling $20 billion, of which the entire amount remains available for issuance.

        At December 31, 2003, the Company had unused secured borrowing lines totaling $573 million with the Federal Reserve Bank discount window.

        At December 31, 2003, the Company, through Long Beach Mortgage, had revolving credit facilities with non-affiliated lenders totaling $4 billion, with a remaining availability of $1.3 billion.

        On August 12, 2002, Washington Mutual, Inc. and Washington Mutual Finance entered into a three-year revolving credit facility totaling $800 million which provides back-up for certain commercial paper programs as well as funds for general corporate purposes. In December 2003 this credit facility was amended to exclude Washington Mutual Finance due to the sale of Washington Mutual Finance in January 2004. At December 31, 2003, there was $333 million available under this facility for purposes other than back-up of commercial paper.

Note 14: Income Taxes

        Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Current:
Federal	$1,417	$3,043	$1,636
State and local	256	386	165
Payments in lieu	32	38	58

Total current	1,705	3,467	1,859
Deferred:
Federal	504	(1,042)	2
State and local	55	(168)	(12)
Payments in lieu	(28)	(40)	(66)

Total deferred	531	(1,250)	(76)

Total income taxes	$2,236	$2,217	$1,783

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

        The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions or complete liquidation. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $2.22 billion at December 31, 2003 and December 31, 2002. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

        In January 2002, the Company completed a settlement with the Internal Revenue Service for Great Western for tax years 1988 through 1992. In August 2003, the Company completed a settlement with the Internal Revenue Service for Washington Mutual for tax years 1994 through 1997. The amounts payable under the settlement agreements were previously provided for in the accrual for income taxes payable.

        The Internal Revenue Service has completed its examination of Ahmanson for 1990 through 1998. All unresolved issues have been appealed to the Internal Revenue Service Appeals Division. As of December 31, 2003, the Company's accrual for income taxes payable is sufficient to cover any expected liabilities arising from these examinations.

        The significant components of the Company's net deferred tax asset (liability) were as follows:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$665	$736
Mortgage servicing rights	861	554
Net operating loss carryforwards	197	357
Compensation differences	96	221
Merger costs	127	131
State and local taxes	11	45
Unrealized loss from securities and cash flow hedging instruments	325	–
Other	424	429

Total deferred tax assets	2,706	2,473
Payments in lieu	(72)	(100)
Valuation allowance	(111)	(210)

Deferred tax asset, net of payments in lieu and valuation allowance	2,523	2,163
Deferred tax liabilities:
Stock dividends from FHLBs	(700)	(650)
Loan fees	(532)	(318)
Basis difference on premises and equipment	(541)	(280)
Unrealized gain from securities and cash flow hedging instruments	–	(87)
Other	(67)	(21)

Total deferred tax liabilities	(1,840)	(1,356)

Net deferred tax asset	$683	$807

        The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $111 million and $210 million at December 31, 2003 and December 31, 2002 relates primarily to net operating losses that are limited as a result of the acquisition of Keystone Holdings, Inc.

        As a result of the Keystone acquisition, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Deposit Insurance

Corporation ("FDIC"), which generally provides that 75% of most of the federal tax savings and approximately 19.5% of most of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund ("Resolution Fund"). These amounts are considered payments in lieu. The Assistance Agreement sets forth certain special adjustments to federal taxable income to arrive at "Federal Savings and Loan Insurance Corporation taxable income," which is then offset by utilizable net operating losses to compute the benefit due to the Resolution Fund.

        As a result of the acquisition of Bank United, the Company and certain of its affiliates are also parties to another agreement with the Resolution Fund, which provides that one-third of the sum of federal and state tax benefits (as computed in accordance with the original acquisition agreement), attributable to the Company's utilization of certain tax loss carryovers of Bank United are to be paid by the Company to the Resolution Fund. The obligation to share tax benefit utilization expired in 2003.

        Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

	December 31, 2003
	Federal	State
	(in millions)
Expiring in:
2005	$289	$233
2006	33	–
2008	23	–

Total	$345	$233

        Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2003		2002		2001
	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income
	(dollars in millions)
Income taxes computed at statutory rates	$2,110	35.00%	$2,102	35.00%	$1,689	35.00%
Tax effect of:
State income tax, net of federal tax benefit	202	3.35	142	2.36	99	2.05
Other	(76)	(1.26)	(27)	(0.45)	(5)	(0.10)

Total	$2,236	37.09	$2,217	36.91	$1,783	36.95

Note 15: Commitments, Guarantees and Contingencies

    Commitments

        Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. Unfunded commitments to extend credit totaled $52.64 billion and $53.06 billion, which excluded $379 million and $356 million reported as part of discontinued operations at December 31, 2003 and 2002. The Company reserved $33 million and $52 million as of December 31, 2003 and 2002 to cover its loss exposure to unfunded commitments.

        In order to meet the needs of its customers, the Company also issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2003 and 2002, outstanding letters of credit issued by Washington Mutual totaled $597 million and $492 million, which included $1 million and $9 million in participations sold to other institutions.

        Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease(1)		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings	Furniture and Equipment
	(in millions)
Year ending December 31,
2004	$327	$115	$8	$2
2005	304	91	7	1
2006	271	22	6	1
2007	220	8	6	–
2008	181	1	6	–
Thereafter	618	–	39	–

Total	$1,921	$237	$72	$4

(1)
Excludes operating lease commitments of $16 million from discontinued operations.

        Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

    Guarantees

        In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform, if the loan defaults, and to make payments to remedy the default. As of December 31, 2003 and December 31, 2002, loans sold with recourse totaled $3.96 billion and $4.26 billion. The Company's recourse reserve related to these loans totaled $27 million and $11 million at December 31, 2003 and December 31, 2002.

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2003 and December 31, 2002, the amount of loans sold without recourse totaled $578.71 billion and $600.25 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has reserved $112 million as of December 31, 2003 and $74 million as of December 31, 2002 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At December 31, 2003, the Company is the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly owned special purpose trusts. Each special purpose trust has issued trust preferred securities. The sole assets of each special purpose trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust and as such would be required to perform if the trusts fail to fulfill distribution requirements. Events and circumstances that would require the Company to perform under the guarantee would be if the Company failed to fulfill its obligations under the issuance of subordinated debentures to the special purpose trust. The maximum potential amount of future payments the Company could be required to make under this guarantee is tantamount to the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.2 billion as of December 31, 2003 and 2002.

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

        In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of pending matters will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single pending proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company. However, the possibility of a material adverse impact on the Company's operating results for a particular quarterly period exists in the event that an unfavorable outcome in multiple proceedings were to occur within the same quarterly reporting period, depending, among other factors, on the level of the Company's income for such period.

        As part of the administration and oversight of the Assistance Agreement and other agreements among American Savings Bank, F.A., certain of its affiliates and a predecessor of the FDIC and similar agreements among affiliates of Bank United and a predecessor of the FDIC, the FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

        The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit from the future results of this litigation and no benefit has been recorded as of December 31, 2003.

Note 16: Trust Preferred Securities

        The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Washington Mutual, Inc. Prior to FIN 46, these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46, the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, on the Company's Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the trusts have been supplanted by the junior subordinated deferrable interest debentures issued to the trusts by Washington Mutual, Inc. Financial data pertaining to the previously consolidated special purpose trusts were as follows:

	December 31, 2003
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	$300	$9	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006
Dime Capital Trust I	200	6	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007
Total trust preferred securities	2,200	67	2,267		6.87

	December 31, 2002
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	$300	$9	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006
Dime Capital Trust I	200	6	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007
Total trust preferred securities	2,200	67	2,267		6.87

        In the second quarter of 2001, Washington Mutual Capital Trust 2001 issued 23 million units, totaling $1.15 billion, of Trust Preferred Income Equity Redeemable SecuritiesSM, through the issuance of $1.19 billion of 5.38% subordinated debentures, due in 2041. Each unit consists of a preferred security having a stated liquidation amount of $50 and a current yield of 5.38%, and a warrant to purchase at any time prior to the close of business on May 3, 2041, 1.2081 shares of common stock of Washington Mutual. At any time after issuance of the units, the preferred security and warrant components of each unit may be separated by the holder and transferred separately. Thereafter, a separated preferred security and warrant may be combined to form a unit.

        The initial warrant exercise price was $32.33 and the warrant exercise price on the expiration date of the warrants will equal $50. As of December 31, 2003, the warrant exercise price was $32.49.

Note 17: Earnings Per Share

        Information used to calculate EPS was as follows:

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions, except per share amounts)
Net income
Income from continuing operations, net of taxes	$3,793	$3,789	$3,043
Income from discontinued operations, net of taxes	87	72	61

Net Income	3,880	3,861	3,104
Accumulated dividends on preferred stock	–	(5)	(7)

Net income attributable to common stock	$3,880	$3,856	$3,097

Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	903,666	943,905	850,245
Dilutive effect of potential common shares from:
Stock options	9,411	8,626	8,469
Premium Income Equity SecuritiesSM(1)	–	951	1,346
Trust Preferred Income Equity Redeemable SecuritiesSM	8,680	6,670	4,598

Diluted weighted average number of common shares outstanding	921,757	960,152	864,658

Net income per common share
Basic earnings per common share:
Income from continuing operations	$4.20	$4.01	$3.57
Income from discontinued operations, net	0.09	0.08	0.07

Net income	4.29	4.09	3.64
Diluted earnings per common share:
Income from continuing operations	4.12	3.94	3.51
Income from discontinued operations, net	0.09	0.08	0.07

Net income	4.21	4.02	3.58

(1)
Redeemed on August 16, 2002.

        For the years ended December 31, 2003, 2002 and 2001, options to purchase an additional 9,831,974, 13,789,940 and 3,712,976 shares of common stock were outstanding, but were not included in the computation of diluted EPS because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 18 million shares of common stock, with an assigned value of $18.4944 per share, were, as of the end of 2002 being held in escrow for the benefit of the investors in Keystone Holdings, the FDIC as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund and their transferees. During 2003, the FDIC transferred its interest in the escrow to Escrow Partners, L.P., a partnership owned by investors in Keystone Holdings. As a result of a subsequent agreement among the parties to the escrow, 12 million shares were returned from the escrow to the Company during 2003, reducing the number of shares in the escrow to 6 million. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to the Keystone Holdings' investors and Escrow Partners are related to the outcome of certain litigation and not based on future earnings or market prices. At December 31, 2003, the conditions for releasing shares to the Keystone Holdings' investors and Escrow Partners had not occurred, and the 6 million shares were still in the escrow. Therefore, none of the shares in the escrow were included in the above computations.

Note 18: Comprehensive Income

        The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
2001
Unrealized loss from securities:
Net unrealized gain from securities available-for-sale arising during the year(1)	$409	$156	$253
Reclassification of net gain from securities available-for-sale included in net income	(705)	(268)	(437)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(12)	(5)	(7)

Net unrealized loss from securities, net of reclassification adjustments	(308)	(117)	(191)
Net unrealized gain from cash flow hedging instruments	5	2	3
Minimum pension liability adjustment	(2)	(1)	(1)

Other comprehensive loss	$(305)	$(116)	$(189)

2002
Unrealized gain from securities:
Net unrealized gain from securities available-for-sale arising during the year(1)	$2,548	$966	$1,582
Reclassification of net gain from securities available-for-sale included in net income	(730)	(277)	(453)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(9)	(3)	(6)

Net unrealized gain from securities, net of reclassification adjustments	1,809	686	1,123
Net unrealized loss from cash flow hedging instruments	(1,133)	(430)	(703)
Minimum pension liability adjustment	(3)	(1)	(2)

Other comprehensive income	$673	$255	$418

2003
Unrealized loss from securities:
Net unrealized loss from securities available-for-sale arising during the year(1)	$(567)	$(218)	$(349)
Reclassification of net gain from securities available-for-sale included in net income	(995)	(383)	(612)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(2)	(4)

Net unrealized loss from securities, net of reclassification adjustments	(1,568)	(603)	(965)
Net unrealized gain from cash flow hedging instruments	439	169	270
Minimum pension liability adjustment	(7)	(3)	(4)

Other comprehensive loss	$(1,136)	$(437)	$(699)

(1)
Includes net unrealized (loss) gain from securities available-for-sale arising during the year from discontinued operations, net of tax, of ($1) million for the years ended December 31, 2003 and 2002, and $3 million for the year ended December 31, 2001.

        The following table presents accumulated other comprehensive income (loss) balances:

	Net Unrealized Gain (Loss) from Securities(1)	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2001	$(263)	$3	$21	$(4)	$(243)
Net change	1,129	(703)	(6)	(2)	418

Balance, December 31, 2002	866	(700)	15	(6)	175
Net change	(961)	270	(4)	(4)	(699)

Balance, December 31, 2003	$(95)	$(430)	$11	$(10)	$(524)

(1)
Includes net unrealized gain from securities from discontinued operations of $1 million at December 31, 2003, $2 million at December 31, 2002, and $3 million at December 31, 2001.

Note 19: Regulatory Capital Requirements and Dividend Restrictions

        Washington Mutual, Inc. is not subject to regulatory capital requirements. However, each of its subsidiary depository institutions is subject to various regulatory capital requirements. WMB is subject to FDIC capital requirements while WMBFA and WMBfsb are subject to Office of Thrift Supervision ("OTS") capital requirements.

        The capital adequacy requirements are quantitative measures established by regulation that require WMBFA, WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC requires WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires WMBFA and WMBfsb to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets.

        Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution (that is not in the most highly-rated category) is required to have a leverage ratio of at least 4.00%, a Tier 1 risk-based ratio of 4.00% and a total risk-based ratio of 8.00%. In addition, the Company's federal associations are required to have a tangible capital ratio of 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based ratio of not less than 8.00%, a Tier 1 risk-based ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

        Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company's depository institutions to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institutions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

        The regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2003
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total risk-based capital to total risk-weighted assets	$15,444	10.80%	$11,441	8.00%		$14,302	10.00%
Adjusted tier 1 capital to total risk-weighted assets	12,472	8.72	5,721	4.00		8,581	6.00
Tier 1 capital to adjusted total assets (leverage)	12,531	5.50	9,116	4.00	(1)	11,395	5.00
Tangible capital to tangible assets (tangible equity)	12,531	5.50	3,419	1.50		n/a	n/a
WMB
Total risk-based capital to total risk-weighted assets	2,219	11.23	1,581	8.00		1,976	10.00
Adjusted tier 1 capital to total risk-weighted assets	1,798	9.10	790	4.00		1,186	6.00
Tier 1 capital to average assets (leverage)	1,798	5.82	1,236	4.00	(1)	1,545	5.00
WMBfsb
Total risk-based capital to total risk-weighted assets	82	17.04	38	8.00		48	10.00
Adjusted tier 1 capital to total risk-weighted assets	79	16.36	19	4.00		29	6.00
Tier 1 capital to adjusted total assets (leverage)	79	10.34	30	4.00	(1)	38	5.00
Tangible capital to tangible assets (tangible equity)	79	10.34	11	1.50		n/a	n/a
	December 31, 2002
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total risk-based capital to total risk-weighted assets	$16,072	11.33%	$11,344	8.00%		$14,180	10.00%
Adjusted tier 1 capital to total risk-weighted assets	13,064	9.21	5,672	4.00		8,508	6.00
Tier 1 capital to adjusted total assets (leverage)	13,112	5.75	9,118	4.00	(1)	11,398	5.00
Tangible capital to tangible assets (tangible equity)	13,112	5.75	3,419	1.50		n/a	n/a
WMB
Total risk-based capital to total risk-weighted assets	2,387	11.40	1,675	8.00		2,094	10.00
Adjusted tier 1 capital to total risk-weighted assets	2,132	10.18	838	4.00		1,256	6.00
Tier 1 capital to average assets (leverage)	2,132	7.94	1,074	4.00	(1)	1,342	5.00
WMBfsb
Total risk-based capital to total risk-weighted assets	88	17.32	41	8.00		51	10.00
Adjusted tier 1 capital to total risk-weighted assets	82	16.07	20	4.00		30	6.00
Tier 1 capital to adjusted total assets (leverage)	82	8.87	37	4.00	(1)	46	5.00
Tangible capital to tangible assets (tangible equity)	82	8.87	14	1.50		n/a	n/a

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

        WMBFA, WMB and WMBfsb met all capital adequacy requirements as of December 31, 2003, to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well-capitalized status of WMBFA, WMB and WMBfsb.

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

        OTS regulations limit the ability of savings associations such as WMBFA and WMBfsb to pay dividends and make other capital distributions. WMBFA and WMBfsb must file notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

        The Company's retained earnings at December 31, 2003 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

Note 20: Stock-Based Compensation Plans and Shareholder Rights Plan

        Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. The following information is disclosed on a continuing and discontinued operations basis.

    2003 Equity Incentive Plan

        In February 2003 the Board of Directors adopted the 2003 Equity Incentive Plan ("2003 EIP"). On April 15, 2003 the shareholders approved the adoption of the 2003 EIP, which replaced the 1994 Stock Option Plan ("1994 Plan") and the Company's Equity Incentive Plan. Under the 2003 EIP, all of the Company's employees, officers, directors and certain consultants, agents, advisors and independent contractors are eligible to receive awards. Awards which may be granted under the 2003 EIP include stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units and other stock or cash-based awards. The 2003 EIP is generally similar to the 1994 Plan and the

Equity Incentive Plan, and does not affect the terms of any option granted under the 1994 Plan or stock or shares awarded under the Equity Incentive Plan. The maximum number of shares of Washington Mutual common stock available for grant under the 2003 EIP is 44,919,426, which includes authorized shares not issued or subject to outstanding awards under the Company's 1994 Plan or Equity Incentive Plan.

        Under the 2003 EIP, the exercise price of the option must at least equal the fair market value of Washington Mutual's common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending on the terms of the grant, and expire 10 years from the grant date.

        The 2003 EIP permits awards of restricted stock and stock units, and performance shares and performance units with or without performance-based vesting restrictions. The maximum aggregate number of such shares that may be issued under the 2003 EIP (other than options and stock appreciation rights) is 13,000,000, and the maximum number of shares that may be issued under the 2003 EIP pursuant to awards (other than options and stock appreciation rights) that have no restrictions or have restrictions based solely on service for less than three years is 4,350,000.

        In 2003, 2,912,134 restricted shares were granted under the 2003 EIP with a weighted-average grant-date per share fair value of $40.88. As of December 31, 2003, there were 2,886,818 restricted shares outstanding. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $104 million at December 31, 2003. Restricted stock and stock units accrue or pay dividends. All canceled or forfeited shares become available for future grants.

        Certain executives participate in the Company's Performance Shares Program. Under this program, executives are notified of target awards and the performance criteria that determine actual awards at the end of the three-year measurement period. The actual awards may be between 0% and 250% of the target award, depending on the Company's performance. After the three-year performance cycle has been completed, actual awards may be made in cash or in the Company's common stock. Common stock awards will be made from the 2003 EIP.

        The total compensation expense recognized for the 2003 EIP was $18 million in 2003.

    1994 Stock Option Plan

        On April 19, 1994, the Company's shareholders approved the adoption of the 1994 Stock Option Plan, which was subsequently amended and restated as of February 15, 2000. Under the 1994 Plan, options to purchase common stock of Washington Mutual were granted to officers, directors, consultants and advisors of the Company. The 1994 Plan was generally similar to a plan adopted in 1983 that was terminated according to its terms in 1993, however the 1994 Plan did not affect the terms of any options granted under the 1983 plan. All options granted under the 1983 plan have been exercised as of December 31, 2003. Under the 1994 Plan, the exercise price of the option was equal to the fair market value of Washington Mutual's common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company's shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000. The 1994 Plan was replaced on April 15, 2003 with the 2003 EIP. The total compensation expense recognized for the 1994 Plan resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was $11 million in 2003.

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

        The following table presents the status, and changes, of all plans at December 31, 2003, 2002 and 2001 during the years then ended:

	1983 Stock Option Plan		1994 Stock Option Plan		WAMU Shares Stock Option Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2000	361,125	$7.55	21,887,884	$24.79	4,030,925	$24.09
Granted	–	–	11,969,887	31.15	4,744,200	34.00
Exercised	(57,375)	4.88	(1,541,749)	21.01	(2,113,701)	24.16
Forfeited	–	–	(814,985)	24.85	(863,815)	32.82

Outstanding at December 31, 2001	303,750	8.06	31,501,037	27.38	5,797,609	30.80
Granted	–	–	11,391,440	36.12	9,487,266	37.13
Exercised	(178,875)	6.78	(1,735,344)	20.97	(869,324)	25.47
Forfeited	–	–	(1,078,605)	30.51	(1,356,493)	33.18

Outstanding at December 31, 2002	124,875	9.89	40,078,528	30.06	13,059,058	35.54
Granted	–	–	105,093	35.08	22,088	36.53
Exercised	(124,875)	9.89	(6,489,335)	25.12	(1,410,483)	29.82
Forfeited	–	–	(1,281,776)	33.47	(1,494,478)	36.49

Outstanding at December 31, 2003	–	–	32,412,510	30.94	10,176,185	36.20

Outstanding options exercisable as of:
December 31, 2001	303,750	8.06	13,026,071	23.28	1,829,059	23.87
December 31, 2002	124,875	9.89	19,202,089	25.77	711,192	21.92
December 31, 2003	–	–	22,259,329	29.29	3,684,178	34.43
	Acquired Plans		2003 Equity Incentive Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,649,725	$15.08	–	–
Granted	6,563,589	16.31	–	–
Exercised	(7,360,874)	16.26	–	–
Forfeited	(121,419)	16.59	–	–

Outstanding at December 31, 2001	2,731,021	14.73	–	–
Granted	6,535,804	19.77	–	–
Exercised	(4,690,606)	18.79	–	–
Forfeited	(22,750)	23.31	–	–

Outstanding at December 31, 2002	4,553,469	17.62	–	–
Granted	–	–	9,919,629	$39.54
Exercised	(1,813,815)	17.55	(2,375)	39.50
Forfeited	(124,276)	21.79	(39,192)	39.78

Outstanding at December 31, 2003	2,615,378	17.47	9,878,062	39.54

Outstanding options exercisable as of:
December 31, 2001	2,731,021	14.73	–	–
December 31, 2002	4,549,725	17.61	–	–
December 31, 2003	2,613,506	17.46	–	–

        Financial data pertaining to outstanding stock options were as follows:

	December 31, 2003
Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Years	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
1994 Stock Option Plan
$ 8.97 - $21.42	3,519,513	4.71	$16.25	3,519,513	$16.25
21.92 - 29.94	3,474,427	4.57	25.21	3,472,760	25.21
30.73 - 33.96	14,389,684	7.57	31.82	11,147,019	32.08
34.00 - 42.08	11,028,886	8.77	36.27	4,120,037	36.31
WAMU Shares Stock Option Plan
$21.92 - $26.11	191,035	0.01	21.92	191,035	21.92
34.00	1,952,447	2.12	34.00	1,952,447	34.00
36.53	4,638,253	8.96	36.53	1,535,646	36.53
37.81	3,394,450	3.67	37.81	5,050	37.81
Acquired Plans
$ 5.62 - $14.80	993,494	2.50	10.01	993,494	10.01
15.13 - 23.72	963,310	3.88	19.39	963,310	19.39
24.05 - 33.90	658,574	6.05	25.92	656,702	25.91
2003 Equity Incentive Plan
$37.05 - $46.35	9,878,062	9.86	39.54	–	–

Total	55,082,135		32.81	28,557,013	28.87

    Employee Stock Purchase Plan

        Under the terms of the Company's Employee Stock Purchase Plan ("ESPP"), an employee was allowed to purchase the Company's common stock at a 15% discount from the fair market value of the common stock at the beginning of a six month offering period or the end of the six month offering period, whichever price was lower, without paying brokerage fees or commissions on purchases. The Company paid for the program's administrative expenses. The plan was open to all employees who were at least 18 years old, had completed at least one month of service, and worked at least 20 hours per week. Participation was through either payroll deductions or lump sum payments with a maximum annual contribution of 10% of each employee's eligible cash compensation. Under the ESPP, dividends were automatically reinvested. The Company sold 1,144,025 shares, 613,480 shares and 362,500 shares to employees in 2003, 2002 and 2001. The total compensation expense recognized for the ESPP resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was $11 million in 2003.

        The ESPP was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period.

    Equity Incentive Plan

        The Equity Incentive Plan (previously named the Restricted Stock Plan) permitted grants of restricted stock, and awards denominated in units of stock ("performance units"), with or without performance-

based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The Equity Incentive Plan was replaced on April 15, 2003 by the 2003 EIP, therefore, the 2003 balances represent restricted stock and awards granted under the Equity Incentive Plan during the period January 1, 2003 to April 14, 2003. The 2003 EIP does not affect the terms of any shares granted under the Equity Incentive Plan. In 2003, 2002 and 2001, 59,953, 878,186 and 536,169 restricted shares were granted with a weighted-average grant-date per share fair value of $34.51, $34.20 and $33.17. As of December 31, 2003, 2002 and 2001, there were 720,347, 1,410,871 and 1,559,871 restricted shares outstanding. Restricted stock and units of stock accrue dividends. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $14 million at December 31, 2003, $29 million at December 31, 2002 and $22 million at December 31, 2001.

        The total compensation expense recognized for the Equity Incentive Plan was $52 million in 2003, $41 million in 2002 and $27 million in 2001.

    Bank United Plans

        In connection with the acquisition of Bank United, the Company assumed the Bank United Corp. 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2000 Stock Incentive Plan (collectively the "Bank United Plans"), under which incentive options and nonqualified options to purchase common stock, restricted common stock and other performance awards may be granted to officers, employees and consultants. Options under the Bank United Plans generally expire ten years from the date of grant, and vest over varying periods that were determined at grant date. All options granted under the Bank United Plans included a limited stock appreciation right, which entitles the holder to surrender the vested and exercisable option for cash following the closing of an acquisition. With the Company's acquisition of Bank United, the Company assumed approximately 6.6 million options to purchase Bank United common stock, which were converted into options to purchase Washington Mutual common stock. During 2002 and 2001, approximately 6.4 million of these options were exercised. As of December 31, 2003, options to purchase approximately 202,000 shares were remaining to be exercised.

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

        With the Company's acquisition of Dime, it assumed approximately 6.5 million options to purchase Dime common stock, which were converted into options to purchase Washington Mutual common stock. As of December 31, 2003, approximately 5.4 million of the options assumed were exercised leaving 1 million options remaining to be exercised.

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

Note 21: Employee Benefits Programs and Other Expense

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

    Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies, has assumed responsibility for nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans are generally based on years of service. Benefits under the outside directors' retirement plans generally are payable for a period equal to the participants' service on the Board of Directors, with a lifetime benefit payable to participants with 15 or more years of service.

        The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans that make medical and life insurance coverage available to eligible retired employees and their beneficiaries and covered dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services.

        Washington Mutual uses December 31 as the measurement date for a majority of its plans.

        Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,104	$128	$78	$798	$102	$29
Interest cost	73	8	4	67	9	5
Service cost	56	–	1	47	–	1
Amendments	–	–	(2)	(16)	–	–
Actuarial loss (gain)	130	10	(8)	117	7	6
Curtailment gain	–	–	–	–	–	(5)
Special termination benefits	–	–	–	–	21	–
Business combination	–	–	–	163	34	48
Benefits paid	(80)	(17)	(5)	(72)	(45)	(6)

Benefit obligation, end of year(1)	1,283	129	68	1,104	128	78

Change in plan assets
Fair value of plan assets, beginning of year	1,062	–	–	754	–	–
Actual return on plan assets	240	–	–	(73)	–	–
Business combination	–	–	–	172	–	–
Employer contributions	85	17	5	281	45	6
Benefits paid	(80)	(17)	(5)	(72)	(45)	(6)

Fair value of plan assets, end of year	1,307	–	–	1,062	–	–

Funded status	24	(129)	(68)	(42)	(128)	(78)
Unrecognized net actuarial loss (gain)	392	26	(11)	447	16	(4)
Unrecognized prior service (benefit) cost	(7)	–	(7)	(12)	–	(6)
Remaining unamortized, unrecognized net asset	–	–	6	(1)	–	7

Net amount recognized	$409	$(103)	$(80)	$392	$(112)	$(81)

(1)
The Pension Plan benefit obligation represents the projected benefit obligation. The accumulated benefit obligation was $1,157 million and $1,011 million at December 31, 2003 and 2002. The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans benefit obligation represents the accumulated benefit obligation.

        Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Prepaid benefit cost	$409	$(103)	$(80)	$392	$(112)	$(81)
Accrued benefit cost	–	(26)	–	–	(16)	–
Other comprehensive income	–	26	–	–	16	–

Net amount recognized	$409	$(103)	$(80)	$392	$(112)	$(81)

        The accumulated benefit obligation for all defined benefit plans was $1,354 and $1,217 at December 31, 2003 and 2002.

        Additional information due to the accumulated benefit obligation in excess of or (less than) plan assets:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Projected benefit obligation	$(24)	$129	$68	$42	$128	$78
Accumulated benefit obligation	(150)	129	68	(51)	128	78
Fair value of plan assets	–	n/a	n/a	–	n/a	n/a

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$73	$8	$4	$67	$9	$5
Service cost	56	–	1	47	–	1
Expected return on plan assets	(83)	–	–	(71)	–	–
Curtailment gain	–	–	–	–	–	(5)
Amortization of prior service credit	(5)	–	(1)	(5)	–	(1)
Amortization of net (gain) loss	(1)	–	1	–	–	1
Recognized net actuarial loss (gain)	28	1	(1)	8	–	–

Net periodic benefit cost	$68	$9	$4	$46	$9	$1

	Year Ended December 31,
	2001
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$53	$8	$2
Service cost	29	–	1
Expected return on plan assets	(55)	–	–
Amortization of prior service credit	(4)	–	(1)
Amortization of net loss	–	–	1
Recognized net actuarial loss (gain)	1	–	(1)

Net periodic benefit cost	$24	$8	$2

        Additional information for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans was as follows:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$10	n/a	$–	$6	n/a
	Year Ended December 31,
	2001
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$4	n/a

        Weighted-average assumptions used to determine benefit obligations for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.00%	6.00%	6.00%	6.50%	6.50%	6.50%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a

        Weighted-average assumptions used to determine net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2003			2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.50%	6.50%	6.50%	7.25%	7.25%	7.25%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a	8.00	n/a	n/a
	Year Ended December 31,
	2001
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	7.75%	7.75%	7.75%
Rate of compensation increase	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a

        The expected long-term rate of return assumption was developed using a policy framework that includes an annual review of several factors including an analysis of historical asset returns, gauging market consensus, historical returns of the Pension Plan's portfolio, reviewing longer term historical asset returns and incorporating the results of asset return models.

        It is policy that the asset return assumptions chosen for the upcoming year are maintained so long as the actual long-term asset return experience is not significantly different from the past assumed asset rate of return and that there is no significant change in the targeted asset allocation or in the selection of investment managers.

        The review concluded with a recommendation to maintain the 8.00% expected long-term return on plan assets assumption for the Pension Plan.

        The Pension Plan's weighted-average asset allocation at December 31, 2003 and 2002 by asset category was as follows:

	Plan Assets at December 31,(1)
Asset Category	2003 Pension Plan	2002 Pension Plan
Cash and equivalents	8%	2%
Fixed income securities	27	35
Domestic equities:
Large cap	46	47
Small/mid cap	8	6
International equities	10	10
Other	1	–

Total	100%	100%

(1)
The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans had no plan assets at December 31, 2003 and 2002.

        The total portfolio will be managed on a balanced basis, with the primary asset categories to include: domestic large capitalization equities, domestic small/mid capitalization equities, fixed income (primarily U.S.), and international equity investments.

        It is the Company's intention to allow the investment managers full discretion within the scope of the Company's Investment Policy Statement to allocate the Pension Plan assets within each of the asset classes. The Company's Investment Policy Statement is established by the Company's Plan Investment Committee.

        The portfolio strategy will seek total return, defined as all income, gains, and losses, whether realized or unrealized, over a long-term basis, defined as five years or more. At a minimum, the total return objective for each manager will be to exceed the Plan's interest assumption.

        Given the investment objectives of the Pension Plan and the Plan Investment Committee's risk tolerance, the Committee has set the following "target" asset allocation percentages:

	Target	Minimum	Maximum
Domestic equities:
Large cap	50%	40%	60%
Small/mid cap	8	4	12
Fixed income securities	30	20	40
International equities	10	6	14
Cash and equivalents	2	1	10

        It is anticipated that the overall allocation will stay within the target ranges noted above.

        The Pension Plan assets include Washington Mutual, Inc.'s common stock and fixed income securities of $10 million, or 0.80% of total plan assets, and $8 million, or 0.73% of total plan assets at December 31, 2003 and 2002.

        Washington Mutual expects to contribute zero, $11 million and $6 million to the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans in 2004.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
2004	$58	$11	$6
2005	62	11	6
2006	64	10	6
2007	67	11	6
2008	71	11	5
2009-2013	443	54	26

        Assumed health care cost trend rates were as follows:

	Year Ended December 31,
	2003	2002	2001
Health care cost trend rate assumed for next year	14.00%	14.00%	15.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2013	2012	2012

        Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit Plans. A 1% change in assumed health care cost trend rates would not have a material impact on the service and interest cost or postretirement benefit obligation.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted into law. On January 12, 2004, the FASB issued Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Act. The Company has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 pending issuance of final guidance and transition rules. The Company is currently reviewing the Act and the potential impact on its postretirement benefit plans. Changes to previously reported information may be required depending on the transition rules under final guidance.

    Account Balance Plans

        Savings Plans.    The Company sponsors a retirement savings and investment plan for all eligible employees that allows participants to make contributions by salary deduction equal to 50% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. Prior to January 1, 2004, the Company's matching contributions and any profit sharing contributions made to employees vested based on years of service. Company contributions made on or after January 1, 2004, vest immediately. In connection with the acquisition of Dime, the Company assumed Dime's savings plan, which was available to substantially all employees, as well as Dime's limited matching contributions. Dime's saving plan was merged into the Company's retirement savings and investment plan on July 1, 2002.

        Company contributions to savings plans were $114 million, $90 million and $65 million in 2003, 2002 and 2001.

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

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Postage	$220	$192	$131
Loan expense	253	211	126

Note 22: Derivative Financial Instruments

        The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net income. These instruments include interest rate swaps, interest rate caps, floors and corridors, swaptions, forward contracts, mortgage put options, interest rate futures and certain interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings. The contract or notional amount of a derivative, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the parties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Changes in fair value of derivative financial instruments affecting net income are recorded as operating activities within the Consolidated Statements of Cash Flows.

    Fair value hedges

        Interest rate swaps wherein the Company receives a fixed rate of interest (receive-fixed swaps) are designated as fair value hedges against fixed-rate borrowings. The fair value of these derivatives is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest expense on borrowings. For the years ended December 31, 2003, 2002 and 2001, the amounts recognized in earnings due to hedge ineffectiveness of the fair value hedges of fixed-rate borrowings were immaterial.

        The Company also mitigates the interest rate risks associated with the fixed-rate mortgage-backed securities with interest rate swap agreements where the Company pays a fixed rate of interest (pay-fixed swaps) and swaptions where the Company will enter into pay-fixed swaps if the swaptions are exercised. These pay-fixed swaps and swaptions are accounted for as fair value hedges of mortgage-backed securities. The fair value of these interest rate swaps and swaptions is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the year ended December 31, 2003, the Company recognized a net loss of $3 million in earnings due to hedge ineffectiveness of fair value hedges of mortgage-backed securities.

        Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale predominantly by entering into forward sales agreements and, to a lesser extent, interest rate swaps, swaptions and interest rate futures contracts. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of derivative instruments for which hedge accounting treatment was not achieved are reported in revaluation gain from derivatives. For the years ended December 31, 2003 and 2002, the Company recognized net losses of $125 million and $184 million in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale. For the year ended December 31, 2001, the amount recognized in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale was immaterial.

        The Company also originates fixed-rate multi-family and commercial real estate loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the Company enters into interest rate swap agreements where the Company pays a fixed rate of interest. These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2003, 2002 and 2001, the amounts recognized in earnings due to hedge ineffectiveness of fair value hedges of multi-family and commercial real estate loans held for sale were immaterial.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

    Cash flow hedges

        The Company enters into interest rate swaps wherein the Company pays a fixed rate of interest and stand alone interest rate caps designated as cash flow hedges against adjustable-rate borrowings. The Company will also enter into cash flow hedges to hedge the forecasted sale of a portfolio of fixed-rate multi-family loans using interest rate swaps. The fair value of these derivatives is reported in other assets and other liabilities. For the hedges against adjustable-rate borrowings, amounts reported in accumulated other comprehensive income are subsequently reclassified to interest expense on borrowings during the same period in which the hedged item affects interest expense. For the hedges against the forecasted sale of loans, amounts recorded in accumulated other comprehensive income are subsequently reclassified into other noninterest income, during the same period in which the hedged item affects earnings. For the years ended December 31, 2003 and 2002, the Company recognized net losses of $5 million and $3 million in earnings due to hedge ineffectiveness of cash flow hedges. For the year ended December 31, 2001, the amount recognized in earnings due to hedge ineffectiveness of cash flow hedges was immaterial.

        During 2002, the Company removed its cash flow hedge designation on certain payor swaptions because it was probable that the underlying hedged items, which were interest payments on anticipated issuances of certain long-term adjustable-rate borrowings, were not going to occur by the end of the originally specified time periods or within the additional periods of time allowed by Statement No. 133. Thus in accordance with Statement No. 133, the pretax accumulated loss of $112 million related to these payor swaptions was reclassified from accumulated other comprehensive income to other noninterest income.

        As of December 31, 2003, accumulated other comprehensive income included $299 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities that are expected to be reclassified into earnings during the next twelve months, as compared to $397 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges at December 31, 2002.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

    Risk management derivatives

        In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. During 2003, 2002 and 2001, the Company did not attempt to achieve hedge accounting treatment under Statement No. 133 for these derivatives. These derivatives include interest rate swaps, swaptions, floors and forward purchase commitments. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain from derivatives.

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

        The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. As of December 31, 2003 and 2002, all of the Company's embedded derivatives are considered clearly and closely related to the host contract and are not required to be separated from their host contracts.

    Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sale commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net". At December 31, 2003 and 2002, the gross positive fair value of the Company's derivative financial instruments was $1.34 billion and $3.76 billion. The Company's master netting agreements at December 31, 2003 and 2002 reduced the Company's derivative counterparty credit risk by $646 million and $1.10 billion. The Company's collateral against derivative financial instruments was $323 million and $1.74 billion at December 31, 2003 and 2002.

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

        Assets and liabilities whose carrying amounts approximate fair value include cash and cash equivalents, federal funds sold and securities purchased under resale agreements, available-for-sale securities, investment in FHLBs, checking accounts, savings accounts and money market deposit accounts, federal funds purchased and commercial paper and derivative financial instruments.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2003 and 2002:

        Federal funds sold and securities purchased under resale agreements—The carrying amount represented fair value. Federal funds sold and securities purchased under resale agreements are investments of high liquidity and have characteristics similar to cash.

        Available-for-sale securities—Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

        Investment in FHLBs—The carrying amount represented fair value. FHLB stock does not have a readily determinable fair value and is required to be sold back at its par value.

        Loans held for sale—Fair values were derived from quoted market prices, internal estimates and pricing of similar instruments.

        Loans held in portfolio—Loans were priced using an option-adjusted cash flow valuation methodology. Fair values were derived from quoted market prices, internal estimates and the pricing of similar instruments.

        MSR—The fair value of MSR was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. The fair value estimates exclude the value of the servicing rights for loans sold in which the MSR has not been capitalized.

        Deposits—The fair value of checking accounts, savings accounts and money market deposit accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using an option-adjusted cash flow methodology. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities.

        Other financial liabilities—These liabilities include federal funds purchased, commercial paper, repurchase agreements, advances from FHLBs and other borrowings. These were valued using an option-adjusted cash flow methodology. The discount rate for the respective financial liabilities was derived from the rate currently offered on similar borrowings. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments.

        Derivative financial instruments—The value of these financial instruments represents their fair value and approximates the amount that the Company would pay or receive to settle the position. The Company determines fair value by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics.

        The estimated fair value of the Company's financial instruments was as follows:

	December 31,
	2003		2002(1)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Loans held for sale	$20,343	$20,345	$38,782	$38,843
Loans held in portfolio, net of allowance for loan and lease losses	174,394	176,249	142,366	145,050
MSR	6,354	6,386	5,341	5,380
Financial Liabilities:
Time deposits	27,957	28,323	33,768	34,667
Securities sold under agreements to repurchase	28,333	28,468	16,717	17,236
Advances from FHLBs	48,330	48,402	51,265	51,453
Other borrowings	15,483	16,086	14,712	15,210

(1)
Amounts restated for reasons described in Note 2—"Restatement of Financial Statements."

Note 24: Financial Information—Washington Mutual, Inc.

        The following Washington Mutual, Inc. (parent only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002(1)	2001(1)
	(in millions)
Interest Income
Notes receivable from subsidiaries	$13	$21	$38
Other interest income	5	10	1

Total interest income	18	31	39
Interest Expense
Other borrowings	262	274	223

Total interest expense	262	274	223

Net interest expense	(244)	(243)	(184)
Provision for loan and lease losses	–	1	1

Net interest expense after provision for loan and lease losses	(244)	(244)	(185)
Noninterest Income
Other income	13	6	6

Total noninterest income	13	6	6
Noninterest Expense
Compensation and benefits	63	42	28
Other expense	61	77	74

Total noninterest expense	124	119	102

Net loss before income tax benefit, dividends from subsidiaries and equity in undistributed (loss) income of subsidiaries	(355)	(357)	(281)
Income tax benefit	184	147	111
Dividends from subsidiaries	4,833	2,996	1,642
Equity in undistributed (loss) income of subsidiaries	(782)	1,075	1,632

Net Income	$3,880	$3,861	$3,104

(1)
Amounts restated for reasons described in Note 2—"Restatement of Financial Statements."

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002(1)
	(in millions)
Assets
Cash and cash equivalents	$816	$410
Available-for-sale securities	66	59
Loans	2	2
Notes receivable from subsidiaries	2,523	283
Investment in subsidiaries	22,889	24,285
Other assets	1,210	692

Total assets	$27,506	$25,731

Liabilities
Notes payable to subsidiaries	$7	$7
Other borrowings	7,189	5,617
Other liabilities	568	46

Total liabilities	7,764	5,670
Stockholders' Equity	19,742	20,061

Total liabilities and stockholders' equity	$27,506	$25,731

(1)
Amounts restated for reasons described in Note 2—"Restatement of Financial Statements."

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002(1)	2001(1)
	(in millions)
Cash Flows from Operating Activities
Net income	$3,880	$3,861	$3,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	–	1	1
(Gain) loss on sale of assets	(3)	19	22
Equity in undistributed loss (income) of subsidiaries	782	(1,075)	(1,632)
Increase in other assets	(143)	(756)	(96)
Increase (decrease) in other liabilities	564	(231)	191

Net cash provided by operating activities	5,080	1,819	1,590
Cash Flows from Investing Activities
Purchases of securities	(3)	(69)	(30)
Proceeds from sales and maturities of available-for-sale securities	1	1	2
Origination of loans, net of principal payments	–	1	1
(Increase) decrease in notes receivable from subsidiaries	(2,240)	481	(401)
Investment in subsidiaries	(520)	(2,957)	(645)

Net cash used by investing activities	(2,762)	(2,543)	(1,073)
Cash Flows from Financing Activities
Proceeds from other borrowings	1,573	1,854	903
Cash dividends paid on preferred and common stock	(1,274)	(1,026)	(781)
Cash dividends returned	68	–	–
Repurchase of common stock	(2,699)	(1,303)	(231)
Common stock warrants issued	–	–	398
Common stock issued	420	218	197

Net cash (used) provided by financing activities	(1,912)	(257)	486

Increase (decrease) in cash and cash equivalents	406	(981)	1,003
Cash and cash equivalents, beginning of year	410	1,391	388

Cash and cash equivalents, end of year	$816	$410	$1,391

(1)
Amounts restated for reasons described in Note 2—"Restatement of Financial Statements."

Note 25: Operating Segments

        The Company has grouped its products and services into two primary categories—those marketed to retail consumers and those marketed to commercial customers and has established three operating segments for the purpose of management reporting: Retail Banking and Financial Services, Mortgage Banking and the Commercial Group. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer.

        The Company uses various methodologies, and continues to enhance those methodologies, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which matches assets and liabilities with the approximate market benchmark of the Company's cost of funds. It is based on the maturities and interest rate sensitivities of assets and liabilities and is designed to extract interest rate risk from the business units and concentrate it in the Treasury Division, where it is managed. This system measures the interest margin that is contributed by individual products, customers and organizational units. It captures historical interest rate sensitivity of the balance sheet, risk management decisions within approved limits and the temporary divergence of funds transfer pricing assumptions from the actual duration of assets and liabilities. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses under accounting principles generally accepted in the United States of America. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions.

        On September 30, 2003, the Company announced the realignment of its operating segment structure. As a result of this realignment, the Company's products and services are now grouped into two primary categories—those marketed to retail consumers and those marketed to commercial customers. The financial information reported for the Company's operating segments is presented under this recently realigned structure. Historical periods have been restated to conform to this new presentation.

        The Consumer Group provides access to customers through a wide range of channels, which encompass a network of retail banking stores, retail and wholesale home loan centers and ATMs. Additionally, 24-hour service is provided through telephone call centers and online banking. The Consumer Group consists of two distinct operating segments for which separate financial reports are prepared: the Retail Banking and Financial Services segment, and the Mortgage Banking segment.

        The Retail Banking and Financial Services segment offers a diversified set of products and financial services to individual consumers. These products and services include deposit products such as the Company's signature free checking and Platinum accounts, savings accounts, money market deposit accounts and time deposit accounts. Loan products include home loans, home equity loans and lines of credit and consumer loans. This segment also holds those home loans originated and serviced by the Mortgage Banking segment for retention in the Company's loan portfolio, and purchased subprime home loans. Financial services offered by this segment include the Company's mutual fund management business, WM Advisors, Inc., which provides investment advisory and mutual fund distribution services, and investment advisory and securities brokerage services that are offered by WM Financial Services, Inc., a licensed broker-dealer. Fixed annuities are also offered to the public through licensed banking employees.

        The Mortgage Banking segment originates and services home loans that are sold to secondary market participants and loans that are held in portfolio by the Retail Banking and Financial Services segment. Costs incurred by the Mortgage Banking segment for servicing the Company's home loan portfolio are charged to the Retail Banking and Financial Services segment. Insurance services that complement the mortgage process, such as private mortgage insurance and property and casualty insurance policies, are also offered by this segment. This segment also manages the Company's captive reinsurance activities and offers a variety of life insurance policies.

        The Commercial Group's activities are managed as one operating segment. This group's products and services include loans made to developers and investors of multi-family and other commercial real estate properties, commercial real estate loan servicing, selling commercial real estate loans to secondary market participants, mortgage banker financing and loans made to small- and mid-sized businesses. The Group also provides financing to builders for the construction of new homes. Through Long Beach Mortgage, a wholly-owned subsidiary of the Company and a component of the Company's specialty mortgage finance program, the Commercial Group originates and services home loans made to higher-risk borrowers that are sold to private and other secondary market participants.

        The Corporate Support/Treasury & Other category includes management of the Company's interest rate risk, liquidity, capital, borrowings and investment securities and home loan mortgage-backed securities portfolios. To the extent not allocated to the business segments, this category also includes the costs of the Company's technology services, facilities, legal, accounting and finance, and human resources. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments.

        Financial highlights by operating segment were as follows:

	Year Ended December 31, 2003
	Consumer Group
	Retail Banking & Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,018		$2,462		$1,323		$(530)	$356	(1)	$7,629
Provision for loan and lease losses	146		–		115		3	(222	)(2)	42
Noninterest income	2,497		2,980		476		649	(752	)(3)	5,850
Inter-segment revenue (expense)	179		(179)		–		–	–		–
Noninterest expense	3,950		3,105		561		635	(843	)(4)	7,408

Income (loss) from continuing operations before income taxes	2,598		2,158		1,123		(519)	669		6,029
Income taxes (benefit)	996		827		405		(192)	200	(5)	2,236

Income (loss) from continuing operations	1,602		1,331		718		(327)	469		3,793
Income from discontinued operations, net of taxes	–		–		87		–	–		87

Net income (loss)	$1,602		$1,331		$805		$(327)	$469		$3,880

Performance and other data:
Efficiency ratio	51.27	%(6)	55.03	%(6)	24.68	%(6)	n/a	n/a		54.96	%(7)
Average loans	$121,119		$42,626		$35,695		$(255)	$(1,260	)(8)	$197,925
Average assets	133,004		69,900		44,376		37,920	(2,081	)(8)(9)	283,119
Average deposits	125,440		27,112		5,407		5,626	n/a		163,585

(1)
Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services segment and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services segment are treated as if they are purchased from the Mortgage Banking segment. Since the cost basis of these loans includes an assumed profit factor paid to the Mortgage Banking segment, the amortization of loan premiums recorded by the Retail Banking and Financial Services segment includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(2)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(3)
Represents the difference between gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.
(4)
Represents the corporate offset for goodwill cost of capital allocated to segments.
(5)
Represents the tax effect of reconciling adjustments.
(6)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(7)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(8)
Represents the inter-segment offset of $1,260 million for inter-segment loan premiums that Retail Banking and Financial Services recognized from the transfer of portfolio loans from Mortgage Banking.
(9)
Represents the impact to the allowance for loan and lease losses of $821 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Year Ended December 31, 2002
	Consumer Group
	Retail Banking & Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$3,813		$1,774		$1,179		$1,068	$295	(1)	$8,129
Provision for loan and lease losses	282		–		202		3	(83	)(2)	404
Noninterest income (expense)	2,243		2,365		508		(76)	(571	)(3)	4,469
Inter-segment revenue (expense)	96		(96)		–		–	–		–
Noninterest expense	3,562		2,293		514		635	(816	)(4)	6,188

Income from continuing operations before income taxes	2,308		1,750		971		354	623		6,006
Income taxes	880		655		352		131	199	(5)	2,217

Income from continuing operations	1,428		1,095		619		223	424		3,789
Income from discontinued operations, net of taxes	–		–		72		–	–		72

Net income	$1,428		$1,095		$691		$223	$424		$3,861

Performance and other data:
Efficiency ratio	49.79	%(6)	51.67	%(6)	23.76	%(6)	n/a	n/a		49.12	%(7)
Average loans	$114,149		$28,666		$33,106		$(435)	$(957	)(8)	$174,529
Average assets	125,682		48,560		40,171		58,824	(1,817	)(8)(9)	271,420
Average deposits	112,034		13,583		4,014		4,885	n/a		134,516

(1)
Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services segment and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services segment are treated as if they are purchased from the Mortgage Banking segment. Since the cost basis of these loans includes an assumed profit factor paid to the Mortgage Banking segment, the amortization of loan premiums recorded by the Retail Banking and Financial Services segment includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(2)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(3)
Represents the difference between gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.
(4)
Represents the corporate offset for goodwill cost of capital allocated to segments.
(5)
Represents the tax effect of reconciling adjustments.
(6)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(7)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(8)
Represents the inter-segment offset of $957 million for inter-segment loan premiums that Retail Banking and Financial Services recognized from the transfer of portfolio loans from Mortgage Banking.
(9)
Represents the impact to the allowance for loan and lease losses of $860 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Year Ended December 31, 2001
	Consumer Group
	Retail Banking & Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$3,060		$878		$915		$1,375	$264	(1)	$6,492
Provision for loan and lease losses	218		–		119		7	82	(2)	426
Noninterest income (expense)	1,817		1,288		429		(74)	(284	)(3)	3,176
Inter-segment revenue (expense)	62		(62)		–		–	–		–
Noninterest expense	2,551		1,134		373		610	(252	)(4)	4,416

Income from continuing operations before income taxes	2,170		970		852		684	150		4,826
Income taxes	816		376		310		253	28	(5)	1,783

Income from continuing operations	1,354		594		542		431	122		3,043
Income from discontinued operations, net of taxes	–		–		61		–	–		61

Net income	$1,354		$594		$603		$431	$122		$3,104

Performance and other data:
Efficiency ratio	49.26	%(6)	50.55	%(6)	22.90	%(6)	n/a	n/a		44.29	%(7)
Average loans	$98,364		$18,169		$29,061		$(20)	$(793	)(8)	$144,781
Average assets	107,556		26,356		35,176		57,875	(1,422	)(8)(9)	225,541
Average deposits	81,194		7,591		3,855		3,665	n/a		96,305

(1)
Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services segment and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services segment are treated as if they are purchased from the Mortgage Banking segment. Since the cost basis of these loans includes an assumed profit factor paid to the Mortgage Banking segment, the amortization of loan premiums recorded by the Retail Banking and Financial Services segment includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(2)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(3)
Represents the difference between gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.
(4)
Represents the corporate offset for goodwill cost of capital allocated to segments.
(5)
Represents the tax effect of reconciling adjustments.
(6)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(7)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(8)
Represents the inter-segment offset of $793 million for inter-segment loan premiums that Retail Banking and Financial Services recognized from the transfer of portfolio loans from Mortgage Banking.
(9)
Represents the impact to the allowance for loan and lease losses of $629 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

        Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter(1)	First Quarter(1)
	(dollars in millions, except per share amounts)
Interest income	$2,799	$2,998	$3,138	$3,228
Interest expense	1,056	1,089	1,152	1,235

Net interest income	1,743	1,909	1,986	1,993
Provision (reversal of reserve) for loan and lease losses	(202)	76	81	88
Noninterest income	1,465	1,564	1,526	1,295
Noninterest expense	2,101	1,810	1,850	1,647

Income from continuing operations before income taxes	1,309	1,587	1,581	1,553
Income taxes	488	588	586	575

Income from continuing operations	821	999	995	978
Income from discontinued operations, net of taxes	21	24	22	19

Net income	$842	$1,023	$1,017	$997

Net income attributable to common stock	$842	$1,023	$1,017	$997

Basic earnings per common share:
Income from continuing operations	$0.93	$1.11	$1.09	$1.06
Net income	0.95	1.14	1.12	1.08
Diluted earnings per common share:
Income from continuing operations	0.91	1.09	1.07	1.05
Net income	0.93	1.11	1.09	1.07
Common stock price per share:
High	46.55	42.75	43.90	36.60
Low	38.57	36.92	35.68	32.98
Dividends declared per common share	0.41	0.40	0.30	0.29

(1)
Amounts restated for reasons described in Note 2 to the Consolidated Financial Statements—"Restatement of Financial Statements." Previously reported net income for each quarter restated was $1,003 million for the first quarter and $1,020 million for the second quarter.

	Year Ended December 31, 2002
	Fourth Quarter(1)	Third Quarter(1)(2)	Second Quarter(1)(2)	First Quarter(1)(2)
	(dollars in millions, except per share amounts)
Interest income	$3,281	$3,327	$3,496	$3,750
Interest expense	1,400	1,448	1,439	1,439

Net interest income	1,881	1,879	2,057	2,311
Provision for loan and lease losses	67	85	117	135
Noninterest income	1,251	1,300	1,137	779
Noninterest expense	1,603	1,569	1,541	1,473

Income from continuing operations before income taxes	1,462	1,525	1,536	1,482
Income taxes	551	559	563	544

Income from continuing operations	911	966	973	938
Income from discontinued operations, net of taxes	30	13	15	14

Net income	$941	$979	$988	$952

Net income attributable to common stock	$941	$978	$986	$950

Basic earnings per common share:
Income from continuing operations	$0.99	$1.02	$1.02	$0.99
Net income	1.02	1.03	1.03	1.00
Diluted earnings per common share:
Income from continuing operations	0.97	1.00	1.00	0.97
Net income	1.00	1.02	1.01	0.99
Common stock price per share:
High	36.65	38.50	39.45	35.39
Low	28.41	30.98	33.00	31.60
Dividends declared per common share	0.28	0.27	0.26	0.25

(1)
Amounts restated for reasons described in Note 2 to the Consolidated Financial Statements—"Restatement of Financial Statements." Previously reported net income for each quarter restated was $956 million for the first quarter, $990 million for the second quarter, $981 million for the third quarter and $969 million for the fourth quarter.
(2)
Restated to reflect the adoption of Statement No. 147 as of October 1, 2002, thereby decreasing noninterest expense by $9 million for first quarter, second quarter, and third quarter of 2002.

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER		DESCRIPTION
3.1		Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 0-25188.)
3.2	†	Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP.
3.3		Restated Bylaws of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. File No. 1-14667.)
4.1
Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 0-25188.)
4.2		The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
4.3		Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company's Registration Statement on Form S-3. File No. 333-63976.)
4.4
2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC. (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2003. File No. 1-14667.)
10.1	*	Lease Agreement between Third and University Limited Partnership and Washington Mutual Savings Bank, dated September 1, 1988.
10.2	†††
Three-Year Credit Agreement dated as of August 12, 2002 between Washington Mutual, Inc. and Washington Mutual Finance Corporation, as borrowers, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent.
10.2.1
Amendment No. 1 dated as of December 17, 2003 to Three-Year Credit Agreement between Washington Mutual, Inc. and Washington Mutual Finance Corporation, as borrowers, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent (filed herewith).
Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.3-10.44.3)
10.3		Washington Mutual, Inc. 2003 Equity Incentive Plan (filed herewith).
10.3.1		Amendment No. 1 to the Washington Mutual, Inc. 2003 Equity Incentive Plan (filed herewith).
10.4	†	Washington Mutual 1994 Stock Option Plan as Amended and Restated as of February 15, 2000.
10.4.1	†	First Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000.
10.4.2	††	Second Amendment to the Washington Mutual 1994 Stock Option Plan Amended and Restated as of February 15, 2000.

10.5	††	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as Amended and Restated as of January 16, 2001.
10.6		Amended and Restated 2002 Employee Stock Purchase Plan (filed herewith).
10.6.1		Amendment No. 1 to the Amended and Restated 2002 Employee Stock Purchase Plan (filed herewith).
10.6.2		Amendment No. 2 to the Amended and Restated 2002 Employee Stock Purchase Plan (filed herewith).
10.7
WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan amended and Restated Effective October 1, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1998. File No. 0-25188.)
10.7.1	†	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.2	†	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.3	†	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.4	†	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.5	††	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.6	†††	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.7	†††	Amendment to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998.
10.7.8		Amendment No. 6 to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.7.9		Amendment No. 9 to the WaMu Savings Plan, formerly known as Washington Mutual, Inc. Retirement Savings and Investment Plan Amended and Restated Effective October 1, 1998 (filed herewith).
10.8	*	Washington Mutual Employee Service Award Plan.
10.9	**	Supplemental Employee's Retirement Plan for Salaried Employees of Washington Mutual.
10.10	**	Washington Mutual Supplemental Executive Retirement Accumulation Plan.

10.11	†††	Washington Mutual Deferred Compensation Plan for Directors and Certain Highly Compensated Employees as Amended and Restated Effective November 1, 2002.
10.11.1		Amendment No. 1 to the Washington Mutual, Inc. Deferred Compensation Plan for Directors and Certain Highly Compensated Employees as Amended and Restated Effective November 1, 2002 (filed herewith).
10.12		Washington Mutual Leadership Bonus Program (filed herewith).
10.13	***	Employment Agreement of Kerry K. Killinger.
10.14	***	Employment Agreement for Executive Officers.
10.15		Form of Employment Agreement for Senior Vice Presidents. (Incorporated by reference to the Washington Mutual, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. File No. 0-25188.)
10.16
The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994). (Incorporated by reference to the Quarterly Report of Great Western Financial Corporation ("Great Western"), on Form 10-Q for the quarter ended September 30, 1994. File No. 001-04075.)
10.16.1
Amendment No. 1996-1 to the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.16.2
Form of Director Stock Option Agreement. (Incorporated by reference to Great Western's Registration Statement on Form S-8 Registration No. 33-21469 pertaining to Great Western's 1988 Stock Option and Incentive Plan.)
10.16.3		Form of Director Stock Option Agreement effective January 3, 1994. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993. File No. 001-04075.)
10.17
Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1991. File No. 001-04075.)
10.17.1
Amendment to Great Western Financial Corporation Directors' Senior Officers' and basic Deferred Compensation Plans (1992 Restatement). (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1994. File No. 001-04075.)
10.17.2
Amendment No. 2 to Directors' Deferred Compensation Plan (1992 Restatement). (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. File No. 001-04075.)
10.17.3
Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.18		Restated Retirement Plan for Directors. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)

10.19	Employee Home Loan Program. (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. File No. 001-04075.)
10.19.1
Amendment No. 1996-1 to Employee Home Loan Program, effective December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.20
Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, and the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996. (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 001-04075.)
10.21	H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.22	H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.23	Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.23.1
First Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.23.2
Second Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.24
Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.25	H.F. Ahmanson & Company Supplemental Long Term Disability Plan. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-08930.)
10.26
Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.26.1
First Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-08930.)
10.26.2
Second Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)

10.27		Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.27.1
First Amendment to Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company. (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1996. File No. 1-08930.)
10.28
Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated. (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. File No. 1-08930.)
10.28.1
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
10.30		Board of Directors Retirement Plan of Coast. (Incorporated by reference to the Current Report of Coast Savings Financial Inc. ("Coast") on Form 8-K dated September 1, 1989. File No. 1-10264.)
10.31		Form of Post-Retirement Compensation Arrangement of Coast. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 1-10264.)
10.32
Amended and Restated Executive Supplemental Retirement Plan of Coast, dated February 28, 1996. (Incorporated by reference to Coast's Annual Report on Form 10-K for the year ended December 31, 1995. File No. 1-10264.)
10.33		Long Beach Financial Corporation 1997 Stock Incentive Plan. (Incorporated by reference to the Long Beach Financial Corporation's Registration Statement on Form S-1. File No. 333-22013.)
10.34		Bank United Corp. ("Bank United") 1996 Stock Incentive Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.35	††	Bank United 1999 Stock Incentive Plan.
10.36	††	Bank United 2000 Stock Incentive Plan.
10.37		Bank United Director Stock Plan. (Incorporated by reference to Bank United's Registration Statement on Form S-1 dated July 25, 1996. File No. 333-06229.)
10.37.1
Bank United Director Stock Plan, Amended and Restated as of March 16, 2000. (Incorporated by reference to Bank United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. File No. 0-21017.)
10.38
Deferred Compensation Plan for Board Members of DSB (the "DSB Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by an Amendment to the DSB Director Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)

10.39
Retainer Continuation Plan for Independent Directors of DSB (the "Retainer Continuation Plan") (Incorporated by reference to DSB's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on September 16, 1994 as Exhibit A to Dime's Report on Form 8-K dated that date. File No. 001- 13094), as amended by (i) an Amendment, effective as of January 13, 1995, to the Retainer Continuation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. File No. 001-13094), (ii) an Amendment, effective as of December 31, 1996, to the Retainer Continuation Plan. (Incorporated by reference to Dime's 1996 10-K), (iii) an Amendment, effective March 1, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1996 10-K), (iv) an Amendment, effective July 24, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1997 10-K), and (v) an Amendment to the Retainer Continuation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11)
10.40
Dime Voluntary Deferred Compensation Plan for Directors (the "Bancorp Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment, effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's 1998 10-K), (ii) an Amendment, effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan, effective May 18, 2000. (Incorporated by reference to the 14d-9 Amendment No. 11.)
10.41		Dime 1997 Stock Incentive Plan for Outside Directors, as amended and restated effective March 27, 1998 (the "1997 Outside Director Plan"). (Incorporated by reference to Dime's 1998 10-K.)
10.41.1		Amendment to the Dime 1997 Outside Director Plan, effective December 12, 2000. (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 1-13094.)
10.42	†††	Washington Mutual, Inc. WAMU Shares program.
10.43	†††	January 1999 WAMU Shares program.
10.43.1		Amendments to the January 1999 WAMU Shares Plan (See Exhibit 10.44.3).
10.44	†††	February 2001 WAMU Shares Plan.
10.44.1		Amendment No. 1 to February 2001 WAMU Shares Plan (filed herewith).
10.44.2		Amendment No. 3 to February 2001 WAMU Shares Plan (filed herewith).
10.44.3		Amendments to the January 1999 WAMU Shares Plan and the February 2001 WAMU Shares Plan (collectively, the "Plans") (filed herewith).
12.1		Computation of Ratios of Earnings to Fixed Charges (filed herewith).
12.2		Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (filed herewith).
21		List of Subsidiaries of the Registrant (filed herewith).
23		Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

†††
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. File No. 1-14667.

Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H.F. Ahmanson & Company, a California corporation, File No. 1-7108.

QuickLinks

WASHINGTON MUTUAL, INC. 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF FINANCIAL CONDITION
CONDENSED STATEMENTS OF CASH FLOWS
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES SUPPLEMENTARY DATA
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS DESCRIPTION