Form 10-K/A
period 2003-12-31
WASHINGTON MUTUAL INC
filed 2004-03-19
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

WASHINGTON MUTUAL, INC.
2003 ANNUAL REPORT ON FORM 10-K/A
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

i

Explanatory Note

        Washington Mutual, Inc. ("Washington Mutual" or the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2003 to correct the funds transfer pricing methodology applied to the 2001 financial results of the Company's operating segments. Such information had no effect on previously reported 2001 consolidated results of operations or any other period presented in this report.

        This Amendment No. 1 on Form 10-K/A amends:

  •
  Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) solely to reflect the changes to segment information reported for 2001 in the tables and narrative discussion of Operating Segments on pages 40 through 44; and

  •
  Item 8 (Financial Statements and Supplementary Data) to reflect, in Notes 2—"Restatements of Financial Statements" and 25—"Operating Segments" to the Consolidated Financial Statements, the changes to segment information reported in the table for the year ended December 31, 2001 contained in Note 25, and to include the reissued report of the Company's independent auditors.

        While this Amendment No. 1 also sets forth the complete text of each other item of the Company's Form 10-K for the year ended December 31, 2003, it does not change any information contained in these other items as originally filed on March 15, 2004. This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-K.

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

PART II

Market for our Common Stock and Related Stockholder Matters

        Our common stock trades on The New York Stock Exchange under the symbol WM. As of February 27, 2004, there were 868,397,759 shares issued and outstanding (including 6 million shares held in escrow) held by 51,293 shareholders of record. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K/A in the "Quarterly Results of Operations" table included under Supplementary Data on page 151 and is expressly incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Restatements of Financial Statements

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

        During the first quarter of 2004 and subsequent to the original filing of the Company's Annual Report on Form 10-K, the Company corrected the funds transfer pricing methodology applied to the financial results of the Company's operating segments for the year ending December 31, 2001. The correction revises certain operating segment information, including net interest income and net income, of its operating segment results reported for that year. The corrected information is included in the operating segment tables presented herein and in Note 25 to the Consolidated Financial Statements—"Operating Segments." Such information had no effect on previously reported 2001 consolidated results of operations or any other period presented in this report.

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

  Consumer Group

    Retail Banking and Financial Services

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$4,018	$3,813	$2,743	5%	39%
Provision for loan and lease losses	146	282	218	(48)	29
Noninterest income	2,497	2,243	1,817	11	23
Inter-segment revenue	179	96	62	86	55
Noninterest expense	3,950	3,562	2,551	11	40

Income before income taxes	2,598	2,308	1,853	13	25
Income taxes	996	880	694	13	27

Net income	$1,602	$1,428	$1,159	12	23

Performance and other data:
Efficiency ratio(1)	51.27%	49.79%	52.64%	3	(5)
Average loans	$121,119	$114,149	$98,364	6	16
Average assets	133,004	125,682	107,556	6	17
Average deposits	125,440	112,034	81,194	12	38

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $1,602 million in 2003, compared with $1,428 million in 2002 and $1,159 million in 2001. Net interest income increased to $4,018 million in 2003 from $3,813 million in 2002 and $2,743 million in 2001. The increase in net interest income was the result of growth experienced in interest-bearing checking balances, predominantly consisting of Platinum accounts, which increased the amount of credits received through the funds transfer pricing process. Also contributing to the increase was a decrease in interest rates paid to customers holding Platinum checking accounts. This increase was partially offset by a decrease in interest income received from loans, as a result of the continued downward pricing of the loan portfolio to current market levels. The overall increase in net interest income for 2002 was driven mostly by higher home equity loans and lines of credit balances.

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

    Mortgage Banking

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$2,462	$1,774	$828	39%	114%
Noninterest income	2,980	2,365	1,288	26	84
Inter-segment expense	179	96	62	86	55
Noninterest expense	3,105	2,293	1,134	35	102

Income before income taxes	2,158	1,750	920	23	90
Income taxes	827	655	357	26	83

Net income	$1,331	$1,095	$563	22	94

Performance and other data:
Efficiency ratio(1)	55.03%	51.67%	51.77%	7	–
Average loans	$42,626	$28,666	$18,169	49	58
Average assets	69,900	48,560	26,356	44	84
Average deposits	27,112	13,583	7,591	100	79

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $1,331 million in 2003, compared with $1,095 million in 2002 and $563 million in 2001. Net interest income increased to $2,462 million in 2003 from $1,774 million in 2002 and $828 million in 2001. These increases in net interest income were primarily the result of the higher levels of loans held for sale due to extremely high refinancing activity which resulted in a large increase in salable loan volume.

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

  Commercial Group

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income	$1,323	$1,179	$892	12%	32%
Provision for loan and lease losses	115	202	119	(43)	70
Noninterest income	476	508	429	(6)	18
Noninterest expense	561	514	373	9	38

Income from continuing operations before income taxes	1,123	971	829	16	17
Income taxes	405	352	302	15	17

Income from continuing operations	718	619	527	16	18
Income from discontinued operations, net of taxes	87	72	61	21	18

Net income	$805	$691	$588	16	18

Performance and other data:
Efficiency ratio(1)	24.68%	23.76%	23.31%	4	2
Average loans	$35,695	$33,106	$29,061	8	14
Average assets	44,376	40,171	35,176	10	14
Average deposits	5,407	4,014	3,855	35	4

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net income increased to $805 million in 2003, compared with $691 million in 2002 and $588 million in 2001. Net interest income increased to $1,323 million in 2003, from $1,179 million in 2002 and $892 million in 2001. These increases were mostly due to lower funding costs resulting from reduced interest rates and higher average balances of home loans held for sale and multi-family loans.

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

  Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003/2002	2002/2001
	(in millions)
Condensed income statement:
Net interest income (expense)	$(530)	$1,068	$1,765	–%	(39)%
Provision for loan and lease losses	3	3	7	–	(57)
Noninterest income (expense)	649	(76)	(74)	–	3
Noninterest expense	635	635	610	–	4

Income (loss) before income taxes	(519)	354	1,074	–	(67)
Income taxes (benefit)	(192)	131	397	–	(67)

Net income (loss)	$(327)	$223	$677	–	(67)

Performance and other data:
Average loans	$(255)	$(435)	$(20)	(41)	–
Average assets	37,920	58,824	57,875	(36)	2
Average deposits	5,626	4,885	3,665	15	33

        Corporate Support/Treasury and Other had a net loss of $327 million in 2003, compared with net income of $223 million in 2002 and $677 million in 2001. Net interest expense was $530 million in 2003, compared with net interest income of $1,068 million in 2002 and $1,765 million in 2001. The decrease in net interest income was predominantly due to decreases in the average balances of available-for-sale securities resulting from sales of mortgage-backed and investment securities and prepayments of mortgage-backed securities that occurred from refinancing activity. The decrease was also attributable to the impact of the funds transfer pricing process. This decrease was partially offset by a reduction in interest expense from borrowed funds, as a result of lower interest rates and higher levels of lower-costing average deposit balances. The decrease in 2002 was primarily due to the impact of the funds transfer pricing process to the results of our Treasury operations.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        Items 10, 11, 12, 13 and 14 are incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 20, 2004, except "Equity Compensation Plans Information" of Item 12, which is disclosed below. Certain information regarding our executive officers is set forth in "Business—Executive Officers."

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

(c)
Exhibits:

        The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K/A (pages E-1 through E-7).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2004.

WASHINGTON MUTUAL, INC.

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

Seattle, Washington
February 16, 2004
(March 19, 2004 as to the effects of the restatement discussed in Note 2(b))

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

Note 2: Restatements of Financial Statements

        (a)   During the fourth quarter of 2003, the Company concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $73 million and $38 million as of December 31, 2002 and 2001. The Company has corrected its accounting for all affected prior reporting periods. The table below shows the impact of the restatements on net income and basic and diluted earnings per share for those periods:

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

        (b)   During the first quarter of 2004 and subsequent to the original filing of the Company's Annual Report on Form 10-K, the Company corrected the funds transfer pricing methodology applied to the financial results of the Company's operating segments for the year ending December 31, 2001. The correction revises certain operating segment information, including net interest income and net income, of its operating segment results reported for that year. The corrected information is included in Note 25—"Operating Segments." Such information had no effect on previously reported 2001 consolidated results of operations or any other period presented in the Company's financial statements.

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

(1)
Amounts restated for reasons described in Note 2—"Restatements of Financial Statements."

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

(1)
Amounts restated for reasons described in Note 2—"Restatements of Financial Statements."

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

(1)
Amounts restated for reasons described in Note 2—"Restatements of Financial Statements."

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

(1)
Amounts restated for reasons described in Note 2—"Restatements of Financial Statements."

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

	Year Ended December 31, 2001
	Consumer Group
	Retail Banking & Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury & Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$2,743		$828		$892		$1,765	$264	(1)	$6,492
Provision for loan and lease losses	218		–		119		7	82	(2)	426
Noninterest income (expense)	1,817		1,288		429		(74)	(284	)(3)	3,176
Inter-segment revenue (expense)	62		(62)		–		–	–		–
Noninterest expense	2,551		1,134		373		610	(252	)(4)	4,416

Income from continuing operations before income taxes	1,853		920		829		1,074	150		4,826
Income taxes	694		357		302		397	33	(5)	1,783

Income from continuing operations	1,159		563		527		677	117		3,043
Income from discontinued operations, net of taxes	–		–		61		–	–		61

Net income	$1,159		$563		$588		$677	$117		$3,104

Performance and other data:
Efficiency ratio	52.64	%(6)	51.77	%(6)	23.31	%(6)	n/a	n/a		44.29	%(7)
Average loans	$98,364		$18,169		$29,061		$(20)	$(793	)(8)	$144,781
Average assets	107,556		26,356		35,176		57,875	(1,422	)(8)(9)	225,541
Average deposits	81,194		7,591		3,855		3,665	n/a		96,305

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

(1)
Amounts restated for reasons described in Note 2 to the Consolidated Financial Statements—"Restatements of Financial Statements." Previously reported net income for each quarter restated was $1,003 million for the first quarter and $1,020 million for the second quarter.

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

(1)
Amounts restated for reasons described in Note 2 to the Consolidated Financial Statements—"Restatements of Financial Statements." Previously reported net income for each quarter restated was $956 million for the first quarter, $990 million for the second quarter, $981 million for the third quarter and $969 million for the fourth quarter.
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

QuickLinks

WASHINGTON MUTUAL, INC. 2003 ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
Explanatory Note
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