Form 10-Q
period 2004-03-31
WASHINGTON MUTUAL INC
filed 2004-05-10
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

        The number of shares outstanding of the issuer's classes of common stock as of April 30, 2004:

Common Stock — 870,898,848(1)
 (1) Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

Page
PART I — Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income — Three Months Ended March 31, 2004 and 2003 (Restated)	1
Consolidated Statements of Financial Condition — March 31, 2004 and December 31, 2003	3
Consolidated Statements of Stockholders' Equity and Comprehensive Income — Three Months Ended March 31, 2004 and 2003 (Restated)	4
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2004 and 2003 (Restated)	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Cautionary Statements	18
Overview	19
Controls and Procedures	20
Critical Accounting Policies	20
Summary Financial Data	22
Earnings Performance from Continuing Operations	23
Review of Financial Condition	32
Operating Segments	35
Off-Balance Sheet Activities	39
Asset Quality	40
Liquidity	43
Capital Adequacy	45
Market Risk Management	45
Maturity and Repricing Information	49
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	20
PART II — Other Information	57
Item 2. Changes in Securities and Use of Proceeds	57
Item 4. Submission of Matters to a Vote of Security Holders	57
Item 6. Exhibits and Reports on Form 8-K	57

i

PART I — FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2004	(Restated) 2003
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$328	$668
Loans held in portfolio	2,071	1,964
Available-for-sale securities	265	516
Other interest and dividend income	57	80

Total interest income	2,721	3,228
Interest Expense
Deposits	443	587
Borrowings	546	648

Total interest expense	989	1,235

Net interest income	1,732	1,993
Provision for loan and lease losses	56	88

Net interest income after provision for loan and lease losses	1,676	1,905
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	502	613
Amortization of mortgage servicing rights	(750)	(969)
Mortgage servicing rights (impairment) recovery	(606)	37
Revaluation gain from derivatives	1,042	217
Net settlement income from certain interest-rate swaps	167	140
Gain from mortgage loans	171	643
Other home loan mortgage banking income (expense), net	5	(56)

Total home loan mortgage banking income	531	625
Depositor and other retail banking fees	463	420
Securities fees and commissions	107	89
Insurance income	61	46
Portfolio loan related income	87	117
Gain (loss) from other available-for-sale securities	21	(5)
Loss on extinguishment of borrowings	(89)	(87)
Other income	56	90

Total noninterest income	1,237	1,295
Noninterest Expense
Compensation and benefits	899	748
Occupancy and equipment	400	301
Telecommunications and outsourced information services	123	140
Depositor and other retail banking losses	55	52
Amortization of other intangible assets	15	16
Advertising and promotion	58	59
Professional fees	39	54
Other expense	291	277

Total noninterest expense	1,880	1,647

Income from continuing operations before income taxes	1,033	1,553
Income taxes	385	575

Income from continuing operations, net of taxes	648	978

Discontinued Operations
Income (loss) from discontinued operations before income taxes	(32)	30
Gain on disposition of discontinued operations	676	–
Income taxes	245	11

Income from discontinued operations, net of taxes	399	19

Net Income	$1,047	$997

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

(This table is continued from the previous page.)

	Three Months Ended March 31,
	2004	(Restated) 2003
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Income from continuing operations	$0.75	$1.06
Income from discontinued operations, net	0.46	0.02

Net income	1.21	1.08
Diluted Earnings Per Common Share:
Income from continuing operations	$0.73	$1.05
Income from discontinued operations, net	0.45	0.02

Net income	1.18	1.07
Dividends declared per common share	0.42	0.29
Basic weighted average number of common shares outstanding (in thousands)	863,299	921,084
Diluted weighted average number of common shares outstanding (in thousands)	886,467	934,889

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2004	December 31, 2003
	(dollars in millions)
Assets
Cash and cash equivalents	$6,045	$7,018
Federal funds sold and securities purchased under agreements to resell	1,783	19
Available-for-sale securities, total amortized cost of $22,843 and $36,858:
Mortgage-backed securities (including assets pledged of $3,199 and $3,642)	10,766	10,695
Investment securities (including assets pledged of $11,369 and $19,353)	12,565	26,012

Total available-for-sale securities	23,331	36,707
Loans held for sale	33,125	20,343
Loans held in portfolio	187,462	175,644
Allowance for loan and lease losses	(1,260)	(1,250)

Total loans held in portfolio, net of allowance for loan and lease losses	186,202	174,394
Investment in Federal Home Loan Banks	3,916	3,462
Mortgage servicing rights	5,239	6,354
Goodwill	6,196	6,196
Assets of discontinued operations	–	4,184
Other assets	14,931	16,501

Total assets	$280,768	$275,178

Liabilities
Deposits:
Noninterest-bearing deposits	$35,714	$29,968
Interest-bearing deposits	125,267	123,213

Total deposits	160,981	153,181
Federal funds purchased and commercial paper	4,501	2,011
Securities sold under agreements to repurchase	18,306	28,333
Advances from Federal Home Loan Banks	58,494	48,330
Other borrowings	13,692	15,483
Liabilities of discontinued operations	–	3,578
Other liabilities	4,411	4,520

Total liabilities	260,385	255,436
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 868,953,490 and 880,985,764 shares issued and outstanding	–	–
Capital surplus — common stock	3,131	3,682
Accumulated other comprehensive loss	(12)	(524)
Retained earnings	17,264	16,584

Total stockholders' equity	20,383	19,742

Total liabilities and stockholders' equity	$280,768	$275,178

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2002 (Restated)	944.0	$5,961	$175	$13,925	$20,061
Comprehensive income:
Net income	–	–	–	997	997
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	109	–	109
Net unrealized gain from cash flow hedging instruments	–	–	14	–	14
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					1,116
Cash dividends declared on common stock	–	–	–	(267)	(267)
Cash dividends returned(1)	–	–	–	2	2
Common stock repurchased and retired	(10.2)	(351)	–	–	(351)
Common stock returned from escrow	(0.4)	–	–	–	–
Common stock issued	1.6	47	–	–	47

BALANCE, March 31, 2003 (Restated)	935.0	$5,657	$294	$14,657	$20,608

BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	1,047	1,047
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	388	–	388
Net unrealized gain from cash flow hedging instruments	–	–	130	–	130
Minimum pension liability adjustment	–	–	(6)	–	(6)

Total comprehensive income					1,559
Cash dividends declared on common stock	–	–	–	(367)	(367)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	4.1	161	–	–	161

BALANCE, March 31, 2004	869.0	$3,131	$(12)	$17,264	$20,383

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2004	(Restated) 2003
	(in millions)
Cash Flows from Operating Activities
Net income	$1,047	$997
Income from discontinued operations, net of taxes	(399)	(19)

Income from continuing operations	648	978
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	56	88
Gain from mortgage loans	(171)	(643)
(Gain) loss from securities	(21)	4
Revaluation gain from derivatives	(1,042)	(217)
Loss on extinguishment of borrowings	89	87
Depreciation and amortization	916	1,074
Mortgage servicing rights impairment (recovery)	606	(37)
Stock dividends from Federal Home Loan Banks	(27)	(40)
Origination and purchases of loans held for sale, net of principal payments	(32,813)	(85,533)
Proceeds from sales of loans held for sale	18,962	74,095
Decrease in other assets	2,975	2,823
Decrease in other liabilities	(603)	(2,504)

Net cash used by operating activities	(10,425)	(9,825)
Cash Flows from Investing Activities
Purchases of securities	(11)	(186)
Proceeds from sales and maturities of mortgage-backed securities	255	101
Proceeds from sales and maturities of other available-for-sale securities	14,027	6
Principal payments on securities	860	2,393
Purchases of Federal Home Loan Bank stock	(441)	(279)
Redemption of Federal Home Loan Bank stock	14	151
Proceeds from sale of mortgage servicing rights	–	141
Origination and purchases of loans held in portfolio	(28,847)	(23,335)
Principal payments on loans held in portfolio	16,624	19,779
Proceeds from sales of loans held in portfolio	197	–
Proceeds from sales of foreclosed assets	123	121
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(1,764)	409
Purchases of premises and equipment, net	(214)	(272)
Proceeds from sale of discontinued operations, net of cash sold	1,223	–

Net cash provided (used) by investing activities	2,046	(971)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended March 31,
	2004	(Restated) 2003
	(in millions)
Cash Flows from Financing Activities
Net increase in deposits	$7,800	$4,356
Net (decrease) increase in short-term borrowings	(10,910)	3,106
Proceeds from long-term borrowings	1,475	3,456
Repayments of long-term borrowings	(100)	(1,429)
Proceeds from advances from Federal Home Loan Banks	26,605	22,919
Repayments of advances from Federal Home Loan Banks	(16,521)	(21,958)
Cash dividends paid on common stock	(367)	(267)
Repurchase of common stock	(712)	(351)
Other	136	45

Net cash provided by financing activities	7,406	9,877

Decrease in cash and cash equivalents	(973)	(919)
Cash and cash equivalents, beginning of period	7,018	7,084

Cash and cash equivalents, end of period	$6,045	$6,165

Noncash Activities
Loans exchanged for mortgage-backed securities	$1,067	$544
Real estate acquired through foreclosure	121	122
Cash Paid During the Period for
Interest on deposits	$394	$540
Interest on borrowings	566	648
Income taxes	33	679

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Accounting Policies

    Basis of Presentation

        The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. (together with its subsidiaries "Washington Mutual" or the "Company"). Washington Mutual's accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2003 Annual Report on Form 10-K/A. Certain prior period amounts have been reclassified to conform to current period classifications.

    Recently Adopted Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46R is a revision to the original FIN 46 that addresses the consolidation of certain variable interest entities (e.g., non-qualified special purpose entities). The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN 46R must be applied no later than March 31, 2004. The Company applied FIN 46 as of July 1, 2003 and FIN 46R for the quarter ended March 31, 2004. The application of FIN 46R did not have a material effect on the results of operations or financial condition.

        In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105, Loan Commitments Accounted for as Derivative Instruments ("SAB 105") was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under Statement of Financial Accounting Standards ("Statement") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC stated that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks issued after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, gains resulting from the valuation of expected servicing rights that had previously been recorded at the issuance of the rate lock will be recognized when the underlying loans are sold. The impact of this new policy had the one-time effect of reducing pre-tax income by approximately $107 million in the first quarter of 2004.

    Stock-Based Compensation

        In accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a binomial option pricing model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma presentation of what the impact to the financial statements would be if these awards were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in 2005.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions, except per share amounts)
Net income	$1,047	$997
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	21	11
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(31)	(30)

Pro forma net income	$1,037	$978

Net income per common share:
Basic:
As reported	$1.21	$1.08
Pro forma	1.20	1.06
Diluted:
As reported	1.18	1.07
Pro forma	1.17	1.05

Note 2: Discontinued Operations

        During the first quarter of 2004 the Company sold its subsidiary, Washington Mutual Finance Corporation. Accordingly, Washington Mutual Finance has been accounted for as a discontinued operation and the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance are presented under separate captions on the Consolidated Statements of Financial Condition. The results from discontinued operations amounted to $399 million, net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance.

Note 3: Earnings Per Share

        Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	863,299	921,084
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,607	7,370
Trust Preferred Income Equity Redeemable SecuritiesSM	10,561	6,435

Diluted weighted average number of common shares outstanding	886,467	934,889

        For the three months ended March 31, 2004 and 2003, options to purchase an additional 56,254 and 19,023,868 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings, and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2004, the conditions for releasing the shares from escrow had not occurred, and therefore none of those shares were included in the above computations.

Note 4: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Balance, beginning of period	$582,669	$604,504
Home loans:
Additions	22,009	79,516
Loan payments and other	(46,058)	(92,556)
Net change in commercial real estate loans serviced for others	1,187	453

Balance, end of period	$559,807	$591,917

        Changes in the balance of mortgage servicing rights ("MSR"), net of the valuation allowance, were as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Balance, beginning of period	$6,354	$5,341
Home loans:
Additions	241	940
Amortization	(750)	(969)
(Impairment) recovery	(606)	37
Sales	–	(141)
Net change in commercial real estate MSR	–	2

Balance, end of period(1)	$5,239	$5,210

(1)
At March 31, 2004 and 2003, the aggregate MSR fair value was $5.25 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Balance, beginning of period	$2,435	$4,521
Impairment (recovery)	606	(37)
Other than temporary impairment	–	(536)
Sales	–	(84)
Other	(6)	–

Balance, end of period	$3,035	$3,864

        At March 31, 2004, the expected weighted average life of the Company's MSR was 3.3 years. Projected amortization expense for the gross carrying value of MSR at March 31, 2004 is estimated to be as follows (in millions):

Remainder of 2004	$1,895
2005	1,667
2006	1,105
2007	798
2008	597
After 2008	2,212

Gross carrying value of MSR	8,274
Less: valuation allowance	(3,035)

Net carrying value of MSR	$5,239

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, as were used to determine amortization expense at the end of the first quarter of 2004. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5: Guarantees

        In the ordinary course of business, the Company sells loans with recourse. For loans that have been sold with recourse, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2004 and December 31, 2003, loans sold with recourse totaled $4.42 billion and $3.96 billion. The Company's recourse reserve related to these loans totaled $36 million and $27 million at March 31, 2004 and December 31, 2003.

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $555.38 billion and $578.71 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has reserved $119 million as of March 31, 2004 and $112 million as of December 31, 2003 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At March 31, 2004, the Company is the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued trust preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the trust has sufficient funds available. Events and circumstances that would require the Company to perform under the guarantee would be if the Company provided funding to the trust, per the Company's obligation under the subordinated debentures, and the trust then failed to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.24 billion as of March 31, 2004.

Note 6: Employee Benefits Programs

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

    Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies, has assumed responsibility for a number of nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, a number of supplemental retirement plans for certain officers and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans and outside directors retirement plans are generally based on years of service.

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

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$21	$2	$1	$15	$2	$1
Service cost	22	–	–	11	–	–
Expected return on plan assets	(27)	–	–	(17)	–	–
Amortization of prior service cost (credit)	1	–	–	(1)	–	–
Amortization of net loss	9	–	–	6	–	–

Net periodic benefit cost	$26	$2	$1	$14	$2	$1

Note 7: Operating Segments

        The Company has grouped its products and services into two primary categories — those marketed to retail consumers and those marketed to commercial customers and has established three operating segments for the purpose of management reporting: Retail Banking and Financial Services, Mortgage Banking and the Commercial Group. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer.

        The Company uses various methodologies to measure segment profitability and continues to enhance those methodologies. When changes to those methodologies materially affect the comparability of the current quarter results to those of prior periods, such prior period results are restated for comparability. One such change that is reflected in the operating segment financial highlights tables modified the calculation of the long-term, normalized net charge-off ratio that is used to measure each segment's provision for loan and lease losses. The revised methodology recalibrates this ratio more frequently to the latest available experience factors that are used to measure expected losses on the Company's loan products. As a result, this methodology is now more closely aligned with the actual net charge-offs that the Company records under generally accepted accounting principles.

        Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract interest rate risk from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses at the Corporate level. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions.

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

        The Retail Banking and Financial Services segment offers a diversified set of deposits and consumer lending products and financial services to individual consumers. Loan products include home loans, home equity loans and lines of credit and consumer loans. This segment acquires home loans originated and serviced by the Mortgage Banking segment at a premium, which are amortized over the expected life of the loans. This segment's loan portfolio also includes purchased home loans made to higher risk borrowers. Financial services offered by this segment include the Company's mutual fund management business, WM Advisors, Inc., which provides investment advisory and mutual fund distribution services, and investment advisory and securities brokerage services that are offered by WM Financial Services, Inc., a licensed broker-dealer. Fixed annuities are also offered to the public through licensed bank employees.

        The Mortgage Banking segment originates and services home loans that are sold to secondary market participants and loans that are held in portfolio by the Retail Banking and Financial Services segment. The Mortgage Banking segment charges a servicing fee to the Retail Banking and Financial Services segment for servicing the Company's home loan portfolio. This fee is based on a monthly charge determined by the types of loans serviced. Insurance products that complement the mortgage process, such as private mortgage insurance and property and casualty insurance policies, are also made available through insurance agencies that are part of this segment. This segment also manages the Company's captive reinsurance activities and makes available a variety of life insurance policies.

        The Commercial Group's multiple business activities are managed as one operating segment. This group's products and services include loans made to developers of and investors in multi-family and other commercial real estate properties, commercial real estate loan servicing, selling commercial real estate loans to secondary market participants, mortgage banker financing and loans made to small- and mid-sized businesses. The Group also provides financing to builders for the construction of new homes. Through Long Beach Mortgage Company, a wholly-owned subsidiary of the Company and a component of the Company's specialty mortgage finance program, the Commercial Group originates and services home loans made to higher-risk borrowers that are sold to private and other secondary market participants.

        The Corporate Support/Treasury and Other category includes management of the Company's interest rate risk, liquidity, capital, and borrowings and the investment securities and the mortgage-backed securities portfolios. This category also includes the costs of the Company's technology services, facilities, legal, accounting and finance, and human resources to the extent not allocated to the business segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments.

        Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2004
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,236		$277		$340		$(224)	$103	(1)	$1,732
Provision for loan and lease losses	38		2		15		–	1	(2)	56
Noninterest income (expense)	622		760		87		(68)	(164	)(3)	1,237
Inter-segment revenue (expense)	6		(6)		–		–	–		–
Noninterest expense	1,071		675		152		192	(210	)(4)	1,880

Income (loss) from continuing operations before income taxes	755		354		260		(484)	148		1,033
Income taxes (benefit)	286		134		91		(181)	55	(5)	385

Income (loss) from continuing operations	469		220		169		(303)	93		648
Income from discontinued operations, net of taxes	–		–		–		399	–		399

Net income	$469		$220		$169		$96	$93		$1,047

Performance and other data:
Efficiency ratio	50.58%	(6)	60.39%	(6)	28.73%	(6)	n/a	n/a		63.34%	(7)
Average loans	$149,356		$19,871		$37,005		$–	$(1,505	)(8)	$204,727
Average assets	161,298		35,478		42,871		33,416	(1,657	)(8)(9)	271,406
Average deposits	128,000		14,877		6,049		5,028	n/a		153,954

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been allocated to the segments.
(5)
Represents the tax effect of reconciling adjustments.
(6)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(7)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(8)
Includes the inter-segment offset of $1,505 million for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.
(9)
Includes the impact to the allowance for loan and lease losses of $152 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Three Months Ended March 31, 2003
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking	Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$934		$676	$319		$(18)	$82	(1)	$1,993
Provision (reversal of reserve) for loan and lease losses	18		(1)	43		1	27	(2)	88
Noninterest income (expense)	572		836	96		(63)	(146	)(3)	1,295
Inter-segment revenue (expense)	50		(50)	–		–	–		–
Noninterest expense	928		662	126		139	(208	)(4)	1,647

Income (loss) from continuing operations before income taxes	610		801	246		(221)	117		1,553
Income taxes (benefit)	230		304	88		(82)	35	(5)	575

Income (loss) from continuing operations	380		497	158		(139)	82		978
Income from discontinued operations, net of taxes	–		–	19		–	–		19

Net income (loss)	$380		$497	$177		$(139)	$82		$997

Performance and other data:
Efficiency ratio	51.39%	(6)	41.79% (6)	23.48%	(6)	n/a	n/a		50.09%	(7)
Average loans	$116,214		$42,523	$34,375		$–	$(1,121	)(8)	$191,991
Average assets	128,069		67,046	42,529		44,665	(1,569	)(8)(9)	280,740
Average deposits	123,236		24,927	4,471		5,273	n/a		157,907

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been allocated to the segments.
(5)
Represents the tax effect of reconciling adjustments.
(6)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(7)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(8)
Includes the inter-segment offset of $1,121 million for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.
(9)
Includes the impact to the allowance for loan and lease losses of $448 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

Note 8: Restatement of Financial Statements

        During the fourth quarter of 2003, the Company concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $79 million as of March 31, 2003. The Company has corrected its accounting for all affected prior reporting periods. The table below shows the impact of the restatements on net income and basic and diluted earnings per share for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
(in millions, except per share amounts)
Net Income:
Net income as previously reported	$1,003
Restatement adjustment	(6)

Net income as restated	$997

Basic Earnings Per Share:
Net income as previously reported	$1.09
Restatement adjustment	(0.01)

Net income as restated	$1.08

Diluted Earnings Per Share:
Net income as previously reported	$1.07
Restatement adjustment	–

Net income as restated	$1.07

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    Restatement of Financial Statements

        During the fourth quarter of 2003, Washington Mutual, Inc. (together with its subsidiaries "Washington Mutual," or the "Company") concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $79 million as of March 31, 2003. The restatement only affects periods commencing with the second quarter of 2000 when the policies were first acquired and had no tax effect. The Company has corrected its accounting for all affected prior reporting periods.

    Discontinued Operations

        On November 24, 2003 the Company announced a definitive agreement to sell its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. This sale was completed during the first quarter of 2004. Accordingly, Washington Mutual Finance is presented in this report as a discontinued operation with the results of operations and cash flows segregated from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements as well as the tables presented herein, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance are presented as separate captions on the Consolidated Statements of Financial Condition.

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

  •
  If we are unable to fully realize the operational and systems efficiencies sought to be achieved from our business segment realignment, our earnings could be adversely affected;

  •
  We face competition for loans and deposits from banking and nonbanking companies and national mortgage companies; and

  •
  Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

Overview

        Net income for the first quarter of 2004 was $1.05 billion, or $1.18 per diluted share, an increase from $997 million, or $1.07 per diluted share for the first quarter of 2003. Included in earnings for the first quarter of 2004 was an after-tax gain of $399 million, or 45 cents per diluted share, from the Company's sale of its consumer finance subsidiary, Washington Mutual Finance.

        The net interest margin was 2.89% for the first quarter of 2004, a decline of 39 basis points from the first quarter of 2003, as yields on loans and debt securities continue to reprice downward from the higher interest rate levels experienced year-over-year. As the performance of the domestic economy continues to gain momentum, the Company is repositioning itself to respond to the potential of a rising interest rate environment that often coincides with strong, sustained levels of economic growth. Long-term rates have already increased by approximately 60 basis points since quarter end, and we expect short-term rates to gradually increase during the second half of 2004. To help reduce our sensitivity to rising interest rates, the Company sold approximately $14 billion of fixed-rate investment securities, most of which were replaced with adjustable-rate loans originated during the first quarter of 2004. The Company also terminated approximately $5 billion of floating-rate Federal Home Loan Bank ("FHLB") advances, along with certain interest rate swaps that were used to convert these borrowings to fixed-rate instruments, prior to maturity. By concentrating asset growth in adjustable-rate products that have short-term repricing characteristics, together with actions taken to reduce the funding costs of liabilities, we expect the margin to stabilize towards the lower end of our long-term target range of 2.80% to 3.10%.

        Mortgage refinancing activity was sharply lower in the first quarter of 2004 as compared with the same quarter in the prior year, reflecting the continuation of an industry-wide trend that first appeared during the second half of 2003. The decline was prompted by mortgage interest rates that, in general, were higher than the sustained, extremely low interest rate environment that existed during the first part of 2003. This resulted in significantly lower loan volume and a shift in customer preferences from salable, fixed-rate loans to adjustable-rate products, which we generally retain within our loan portfolio. If mortgage interest rates stay above the historically low levels that occurred in 2003, we expect gain from mortgage loans in future periods to be well below the levels experienced during the first half of that year. Earnings for the first quarter of 2004 were adversely affected by the one-time effect of adopting the guidance prescribed by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105, Loan Commitments Accounted for as Derivative Instruments ("SAB 105"), to interest rate locks issued by the Company on mortgage loans that are intended to be sold. In this Bulletin, the SEC stated that the amount of the expected servicing rights should not be included when determining the fair value of such interest rate locks. Under this new guidance, gains resulting from the valuation of expected servicing rights that had previously been recorded at the issuance of the rate locks are not recognized until the underlying loans are sold or securitized. This delay reduced gain from mortgage loans by approximately $107 million in the first quarter of 2004.

        As of April 1, 2004, the Company began applying fair value hedge accounting treatment, as prescribed by Statement of Financial Accounting Standards ("Statement") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities, to most of its mortgage servicing rights ("MSR"). The result of applying fair value hedge accounting to the MSR will be to offset the changes in fair value of the hedged MSR with the changes in fair value of the hedging derivatives, to the extent the hedge relationship is determined to be highly effective. In order to more effectively manage the MSR risk profile under the hedge accounting framework, the Company acquired additional derivative instruments during the first quarter and sold most of the available-for-sale securities that were being used as economic hedges of the servicing rights. Those servicing rights which do not qualify for fair value hedge accounting will continue to be accounted for at the lower of their aggregate cost or market value. The Company does not expect that the application of Statement No. 133 will have any material effect on net income.

        The Company continued to make progress in deepening its retail banking market penetration, as nearly 200 net new retail banking stores were opened and the number of retail checking accounts grew by over 800,000 during the previous twelve months, which contributed to a $43 million increase in depositor and other retail banking fees in the first quarter of 2004 as compared with the same quarter in 2003.

        The Company announced a cost containment initiative in the fourth quarter of 2003 that is designed to extract cost savings from those areas of operations that are not integral to the planned expansion of the retail banking franchise. This initiative, which is not expected to be completed until the middle of 2005, continues to be a prominent management priority. The Company expects the impact of this initiative in 2004 will offset that year's incremental costs to be incurred from the planned expansion of the retail banking franchise, thus producing a noninterest expense run rate in 2004 that is not more than 5% higher than the total noninterest expense incurred in 2003.

Controls and Procedures

    Disclosure Controls and Procedures

        The Company's management, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act of 1934.

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

    Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control environment over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2004.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the valuation of our MSR, the methodology that determines our allowance for loan and lease losses and the assumptions used in the calculation of our net periodic benefit cost. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. The Company no longer considers its accounting policy for interest rate lock commitments on loans to be held for sale to be critical as the valuation of the expected servicing rights that the Company retains when the underlying loans are sold is no longer recognized at the issuance of the rate lock as a result of the guidance issued in SEC Staff Accounting Bulletin No. 105.

        In addition, there are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement No. 133 and the applicable hedge accounting criteria. These policies and the judgments, estimates and assumptions are described in greater detail in the Company's 2003 Annual Report on Form 10-K/A in the "Critical Accounting Policies" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies."

Summary Financial Data

	Three Months Ended March 31,
	2004	2003
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,732	$1,993
Net interest margin	2.89%	3.28%
Noninterest income	$1,237	$1,295
Noninterest expense	1,880	1,647
Net income	1,047	997
Basic earnings per common share:
Income from continuing operations	$0.75	$1.06
Income from discontinued operations, net	0.46	0.02

Net income	1.21	1.08
Diluted earnings per common share:
Income from continuing operations	$0.73	$1.05
Income from discontinued operations, net	0.45	0.02

Net income	1.18	1.07
Basic weighted average number of common shares outstanding (in thousands)	863,299	921,084
Diluted weighted average number of common shares outstanding (in thousands)	886,467	934,889
Dividends declared per common share	$0.42	$0.29
Return on average assets(1)	1.54%	1.42%
Return on average common equity(1)	20.85	19.44
Efficiency ratio(2)(3)	63.34	50.09
Asset Quality
Nonaccrual loans(4)(5)	$1,542	$2,062
Foreclosed assets(5)	307	325

Total nonperforming assets(5)	1,849	2,387
Nonperforming assets/total assets(5)	0.66%	0.86%
Restructured loans(5)	$107	$99

Total nonperforming assets and restructured loans(5)	1,956	2,486
Allowance for loan and lease losses(5)	1,260	1,530
Allowance as a percentage of total loans held in portfolio(5)	0.67%	1.04%
Provision for loan and lease losses	$56	$88
Net charge-offs	46	58
Capital Adequacy(5)
Stockholders' equity/total assets	7.26%	7.44%
Tangible common equity(6)/total tangible assets(6)	5.21	5.26
Estimated total risk-based capital/risk-weighted assets(7)	10.53	11.68
Per Common Share Data
Book value per common share(5)(8)	$23.62	$22.46
Market prices:
High	45.28	36.60
Low	39.61	32.98
Period end	42.71	35.27

(1)
Includes income from continuing and discontinued operations.
(2)
Based on continuing operations.
(3)
The efficiency ratio is defined as noninterest expense, divided by total revenue (net interest income and noninterest income).
(4)
Excludes nonaccrual loans held for sale.
(5)
As of quarter end.
(6)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(7)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. was a bank holding company that is subject to Federal Reserve Board capital requirements.
(8)
Excludes 6,000,000 shares held in escrow at March 31, 2004, and 17,550,000 shares held in escrow at March 31, 2003.

Summary Financial Data (Continued)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$23,859	$47,301
Total loans held in portfolio	180,868	144,690
Total interest-earning assets	239,979	242,791
Total assets	271,406	280,740
Total interest-bearing deposits	123,336	119,056
Total noninterest-bearing deposits	30,618	38,851
Total stockholders' equity	20,088	20,523
Period-end balance sheet:
Loans held for sale	33,125	49,219
Loans held in portfolio, net of allowance for loan and lease losses	186,202	145,442
Total assets	280,768	277,041
Total deposits	160,981	159,872
Total stockholders' equity	20,383	20,608
Loan volume:
Home loans:
Adjustable rate	21,822	23,431
Fixed rate	21,564	72,032
Specialty mortgage finance(1)	7,113	4,529
Total home loan volume	50,499	99,992
Total loan volume	62,165	108,779
Home loan refinancing(2)	33,233	82,632
Total refinancing(2)	34,927	84,044

(1)
Represents purchased Specialty Mortgage Finance loan portfolios and mortgages originated by Long Beach Mortgage Company.
(2)
Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

    Net Interest Income

        Net interest income decreased largely from contraction of the net interest margin, which declined by 39 basis points to 2.89% from 3.28% as yields on loans and debt securities continued to reprice downward from the higher interest rate levels experienced during the first quarter of 2003. The decline in the net interest margin was lessened due to decreases in the cost of deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased to 1.37% from 2.10% on an average balance of $62.09 billion and $52.41 billion for the three months ended March 31, 2004, compared with the three months ended March 31, 2003.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $126 million for the three months ended March 31, 2004, compared with $153 million for the same period in 2003.

        Detailed average balances of interest and noninterest earning assets as well as interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,026	1.34%	$3	$5,132	1.25%	$16
Available-for-sale securities(1):
Mortgage-backed securities	9,999	4.35	109	26,209	5.30	347
Investment securities	19,073	3.29	156	14,927	4.53	169
Loans held for sale(2)	23,859	5.50	328	47,301	5.65	668
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	102,691	4.24	1,089	83,103	5.21	1,083
Purchased specialty mortgage finance	14,016	5.21	182	10,075	5.95	150

Total home loans	116,707	4.36	1,271	93,178	5.29	1,233
Home equity loans and lines of credit	29,262	4.72	344	17,247	5.46	234
Home construction:
Builder(4)	1,117	4.42	12	1,056	5.03	13
Custom(5)	1,200	6.17	19	920	7.75	18
Multi-family	20,376	5.06	258	18,476	5.66	262
Other real estate	6,589	5.77	95	7,747	6.34	122

Total loans secured by real estate	175,251	4.57	1,999	138,624	5.44	1,882
Consumer	997	10.15	25	1,335	8.96	30
Commercial business	4,620	4.01	47	4,731	4.48	52

Total loans held in portfolio	180,868	4.58	2,071	144,690	5.44	1,964
Other	5,154	4.17	54	4,532	5.70	64

Total interest-earning assets	239,979	4.54	2,721	242,791	5.32	3,228
Noninterest-earning assets:
Mortgage servicing rights	5,872			5,456
Goodwill	6,196			6,208
Other(6)	19,359			26,285

Total assets	$271,406			$280,740

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $69 million and $59 million for the three months ended March 31, 2004 and 2003.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.
(6)
Includes assets of continuing and discontinued operations for the quarter ended March 31, 2003.

(Continued from the previous page.)

	Three Months Ended March 31,
	2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$67,431	1.28%	$214	$58,222	1.92%	$276
Savings and money market deposits	26,915	0.75	50	27,968	1.07	74
Time deposits	28,990	2.48	179	32,866	2.92	237

Total interest-bearing deposits	123,336	1.45	443	119,056	2.00	587
Federal funds purchased and commercial paper	3,493	1.08	10	1,698	1.31	6
Securities sold under agreements to repurchase	21,954	1.93	107	20,371	2.75	140
Advances from Federal Home Loan Banks	52,921	2.28	305	55,844	2.71	378
Other	14,032	3.56	124	14,096	3.54	124

Total interest-bearing liabilities	215,736	1.83	989	211,065	2.36	1,235

Noninterest-bearing sources:
Noninterest-bearing deposits	30,618			38,851
Other liabilities(7)	4,964			10,301
Stockholders' equity	20,088			20,523

Total liabilities and stockholders' equity	$271,406			$280,740

Net interest spread and net interest income		2.71	$1,732		2.96	$1,993

Impact of noninterest-bearing sources		0.18			0.32
Net interest margin		2.89			3.28

(7)
Includes liabilities of continuing and discontinued operations for the quarter ended March 31, 2003.

    Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$502	$613	(18)%
Amortization of mortgage servicing rights	(750)	(969)	(23)
Mortgage servicing rights (impairment) recovery	(606)	37	–
Other, net	(66)	(132)	(50)

Net home loan servicing expense	(920)	(451)	104
Revaluation gain from derivatives	1,042	217	380
Net settlement income from certain interest-rate swaps	167	140	19
Gain from mortgage loans	171	643	(73)
Loan related income	71	75	(5)
Gain from sale of originated mortgage-backed securities	–	1	(100)

Total home loan mortgage banking income	531	625	(15)
Depositor and other retail banking fees	463	420	10
Securities fees and commissions	107	89	20
Insurance income	61	46	33
Portfolio loan related income	87	117	(26)
Gain (loss) from other available-for-sale securities	21	(5)	–
Loss on extinguishment of borrowings	(89)	(87)	2
Other income	56	90	(38)

Total noninterest income	$1,237	$1,295	(4)

    Home Loan Mortgage Banking Income

        The decrease in home loan servicing fees for the three months ended March 31, 2004 was the result of the decrease in our loans serviced for others portfolio and a decline in the weighted average servicing fee. Our loans serviced for others portfolio decreased as a result of high levels of refinancing activity during the first half of 2003, which resulted in high loan prepayment levels. Additionally, with the end of the refinance boom in the latter half of 2003, the Company's loan volume mix began to shift from salable production to balance sheet portfolio lending. This resulted in the volume of new, salable loan production to be lower than the paydown rate of the servicing portfolio.

        The weighted average servicing fee decreased from 38 basis points at March 31, 2003 to 34 basis points at March 31, 2004 largely due to transactions entered into, from time to time, in which a portion of the future contractual servicing cash flows are securitized and sold to third parties. These transactions decreased the net MSR balance by $487 million during the twelve months ending March 31, 2004, but had no impact on the unpaid principal balance of the loans serviced for others portfolio. Additionally, the Company has entered into loan sales and securitizations with certain government-sponsored and private enterprises in which it has retained a smaller servicing fee than is common in the industry. The smaller servicing fee leads to a lower value for the resulting MSR and greater cash proceeds when the loans or securities are sold.

        During 2003, we recorded other than temporary MSR impairment of $1.11 billion. The amount of the other than temporary impairment was determined by applying an appropriate interest rate shock to estimate the amount of MSR fair value that we might expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedowns had no impact on our results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization. The result of a similar analysis performed during the first quarter of 2004 concluded that no recording of an other than temporary impairment was necessary in that period.

        The Company recorded an MSR impairment provision of $606 million during the first quarter of 2004. This impairment was due to a decrease in quarter-end mortgage rates, as compared with rates at December 31, 2003, which increased the expected prepayment rate on the Company's servicing portfolio. MSR amortization expense was lower in the first quarter of 2004, compared with the same quarter in 2003, due to the high prepayment rates experienced in the first quarter of 2003 and the other than temporary MSR impairment recorded in that year.

        The decrease in other home loan servicing expense for the three months ended March 31, 2004 resulted from lower loan pool expenses due to the reduction in refinancing activity. Loan pool expenses represent the amount of interest expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly investor pool cutoff date.

        In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. Under the lower of cost or market accounting valuation methodology that the Company has applied to its MSR, an impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At March 31, 2004, we stratified the loans in our servicing portfolio as follows:

		March 31, 2004
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,513	$614	$899	$899
Government-sponsored enterprises	6.00% and below	2,394	509	1,885	1,885
Government-sponsored enterprises	6.01% to 7.49%	1,607	825	782	782
Government-sponsored enterprises	7.50% and above	262	113	149	149
Government	6.00% and below	420	82	338	338
Government	6.01% to 7.49%	632	325	307	307
Government	7.50% and above	315	130	185	185
Private	6.00% and below	489	195	294	294
Private	6.01% to 7.49%	283	156	127	127
Private	7.50% and above	117	40	77	77

Total primary servicing		8,032	2,989	5,043	5,043
Master servicing	All loans	105	46	59	59
Specialty home loans	All loans	110	–	110	122
Multi-family	All loans	27	–	27	27

Total		$8,274	$3,035	$5,239	$5,251

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of our MSR. The result of applying fair value hedge accounting to the MSR will be to offset the changes in fair value of the hedged MSR with the changes in fair value of the hedging derivatives, to the extent the hedge relationship is determined to be highly effective. Unlike the lower of cost or market accounting valuation methodology, the recorded value of the hedged MSR may exceed its original cost basis, thus producing a more symmetrical relationship between the recognition of fair value changes in the hedged MSR and the changes in fair value that are recognized on the hedging derivatives. The portion of the MSR in which the hedging relationship is determined not to be highly effective (nonqualifying MSR) will continue to be accounted for under the lower of cost or market value methodology. The effect of applying fair value hedge accounting is expected to reduce the amount of any future impairment provision and the level of the valuation allowance.

        At March 31, 2004, key economic assumptions and the sensitivity of the current fair value for home loan MSR to immediate changes in those assumptions were as follows:

	March 31, 2004
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprises	Privately Issued	All Types	Specialty Home Loans
	(dollars in millions)
Fair value of home loan MSR	$3,646	$498	$899	$122
Expected weighted-average life (in years)	3.3	3.4	3.3	2.2
Constant prepayment rate ("CPR")(1)	24.33%	26.67%	30.55%	36.77%
Impact on fair value of 25% decrease in CPR	$842	$143	$221	$29
Impact on fair value of 50% decrease in CPR	2,059	353	559	72
Impact on fair value of 25% increase in CPR	(614)	(103)	(156)	(22)
Impact on fair value of 50% increase in CPR	(1,082)	(182)	(279)	(39)
Discounted cash flow rate ("DCF")	8.28%	9.83%	9.43%	19.46%
Impact on fair value of 25% decrease in DCF	$228	$35	$54	$10
Impact on fair value of 50% decrease in DCF	489	76	115	n/a
Impact on fair value of 25% increase in DCF	(201)	(31)	(47)	(8)
Impact on fair value of 50% increase in DCF	(380)	(58)	(89)	(16)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report on Form 10-K/A for further discussion of how MSR impairment is measured.

        The Company recorded a gain from mortgage loans, net of revaluation losses from derivatives used as loans held for sale risk management instruments, of $105 million in the first quarter of 2004, compared with a net gain of $448 million for the same period in 2003. Historically low mortgage interest rates during the first part of 2003 generated extremely high levels of salable fixed-rate home loan volume, most of which was the result of refinancing activity. When the industry-wide refinancing boom ended later that year, customer preferences began to shift away from fixed-rate loans to adjustable-rate products. Accordingly, the Company's fixed-rate home loan volume declined from $73.46 billion in the first quarter of 2003 to $23.92 billion in the first quarter of 2004. Conversely, short-term adjustable-rate loan volume, which the Company generally retains in its loan portfolio, increased from $5.01 billion in the first quarter of 2003 to $13.77 billion in the first quarter of 2004.

        As part of its mortgage banking activities, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Changes in fair value that occur subsequent to the issuance of derivative rate lock commitments are recorded in gain from mortgage loans on the Consolidated Statements of Income. For all reporting periods prior to the first quarter of 2004, the amount of the expected servicing rights to be retained upon the sale of the loans was included in the initial valuation. In March 2004, SEC Staff Accounting Bulletin No. 105 was issued, which provided guidance regarding loan commitments that are intended to be sold. In this Bulletin, the SEC stated that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. The guidance in SAB 105 must be applied to interest rate locks issued after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, gains resulting from the valuation of expected servicing rights that had previously been recorded at the issuance of the rate lock are not recognized until the underlying loans are sold or securitized. Generally, loans held for sale are sold within 60 to 120 days after the issuance of the rate lock commitment. The delay in recognizing the value of the expected servicing rights reduced gain from mortgage loans by approximately $107 million in the first quarter of 2004.

        As part of its normal servicing activities, the Company repurchases delinquent mortgages contained within Government National Mortgage Association ("GNMA") loan servicing pools and, in general, resells them to secondary market participants. Accordingly, gains from the resale of these mortgages are reported as gain from mortgage loans. In one part of the Company's program, certain loans that have been 30 days past due for three consecutive months (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, certain loans that have missed three consecutive payments are likewise purchased and resold. Gain from the sale of these loans was $56 million and $76 million for the three months ended March 31, 2004 and March 31, 2003. The Company does not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but continues to make such purchases from previously created pools. Over time, we expect gains from the repurchase of "rolling 30 loans" to diminish as the pools that are eligible for repurchase are depleted.

        The following tables separately present the MSR, loans held for sale and other risk management activities included within noninterest income for the three months ended March 31, 2004 and March 31, 2003.

	Three Months Ended March 31, 2004
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$1,108	$(66)	$–	$1,042
Net settlement income from certain interest-rate swaps	160	7	–	167
Gain from other available-for-sale securities	5	–	16	21

Total	$1,273	$(59)	$16	$1,230

	Three Months Ended March 31, 2003
	MSR Risk Management	Loans Held for Sale Risk Management	Other Risk Management	Total
	(in millions)
Revaluation gain (loss) from derivatives	$412	$(195)	$–	$217
Net settlement income from certain interest-rate swaps	140	–	–	140
Loss from other available-for-sale securities	–	–	(5)	(5)

Total	$552	$(195)	$(5)	$352

        Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133. Derivatives that were used for MSR risk management purposes had a total notional amount of $87.61 billion and $43.86 billion with a combined net fair value of $1.02 billion and $1.50 billion at March 31, 2004 and March 31, 2003.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to net decreases in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, net losses of $66 million and $195 million were recognized as revaluation gain (loss) from derivatives during the three months ended March 31, 2004 and March 31, 2003. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of March 31, 2004, the fair value of loans held for sale was $33.28 billion with a carrying amount of $33.13 billion, and as of December 31, 2003, the fair value and carrying amount were $20.34 billion.

        Net settlement income from certain interest-rate swaps consisted of receive-fixed swaps, which were used predominantly as MSR risk management derivatives. At March 31, 2004, the total notional amount of these receive-fixed swaps was $30.89 billion, compared with $14.77 billion at March 31, 2003.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three months ended March 31, 2004, compared with the same period in 2003, was primarily due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in ATM related income. The number of noninterest-bearing checking accounts at March 31, 2004 totaled approximately 6.7 million, compared with approximately 5.9 million at March 31, 2003.

        Insurance income increased during the three months ended March 31, 2004 predominantly due to the continued growth in our captive reinsurance programs.

        The decrease in portfolio loan related income for the three months ended March 31, 2004 was primarily due to lower levels of loan prepayment fees as a result of reduced refinancing activity.

        The decrease in other income for the three months ended March 31, 2004 was largely due to a decline in the income recorded on residual interests in collateralized mortgage obligations.

    Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Compensation and benefits	$899	$748	20%
Occupancy and equipment	400	301	33
Telecommunications and outsourced information services	123	140	(12)
Depositor and other retail banking losses	55	52	6
Amortization of other intangible assets	15	16	(6)
Advertising and promotion	58	59	(2)
Professional fees	39	54	(28)
Postage	58	54	7
Loan expense	53	60	(12)
Travel and training	30	34	(12)
Reinsurance expense	19	16	19
Other expense	131	113	16

Total noninterest expense	$1,880	$1,647	14

        The increase in employee base compensation and benefits expense for the three months ended March 31, 2004 over the same period in 2003 was primarily due to an increase in the number of employees to support the expansion of the retail banking store network. The number of employees was 59,173 at March 31, 2004, compared with 61,374 at December 31, 2003 and 54,915 at March 31, 2003. A $35 million charge was also recorded for severance expense related to staffing reductions that occurred as part of the Company's ongoing cost containment initiative.

        The increase in occupancy and equipment expense for the three months ended March 31, 2004 resulted primarily from higher equipment depreciation expense and building rent expense. Depreciation expense increased due to the completion of technology projects that were placed into service during the second quarter of 2003. The increase in rent expense was due to the continued expansion of new retail banking stores throughout 2003 and the first quarter of 2004. In addition, a $22 million charge was recognized for the discontinued use of facilities, including lease terminations and the write-off of surplus property.

Review of Financial Condition

    Assets

        At March 31, 2004, our assets increased predominantly due to an increase in loans held for sale and loans held in portfolio, primarily offset by a decrease in investment securities and the sale of Washington Mutual Finance.

    Securities

        Securities consisted of the following:

	March 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,884	$222	$(5)	$9,101
Private issue	1,621	45	(1)	1,665

Total mortgage-backed securities	10,505	267	(6)	10,766
Investment securities:
U.S. Government and agency	11,914	187	–	12,101
Other debt securities	300	26	–	326
Equity securities	124	15	(1)	138

Total investment securities	12,338	228	(1)	12,565

Total available-for-sale securities	$22,843	$495	$(7)	$23,331

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,687	$140	$(26)	$8,801
Private issue	1,849	46	(1)	1,894

Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government and agency	25,950	5	(340)	25,615
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135

Total investment securities	26,322	33	(343)	26,012

Total available-for-sale securities	$36,858	$219	$(370)	$36,707

        The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Available-for-sale securities
Realized gross gains	$75	$3
Realized gross losses	(54)	(7)

Realized net gain (loss)	$21	$(4)

        Our investment securities decreased predominantly due to the sale of U.S. Government and agency bonds. The proceeds from the sales of these securities were used, in part, to allow for the growth in the loan portfolio.

    Loans

        Loans held in portfolio consisted of the following:

	March 31, 2004	December 31, 2003
	(in millions)
Loans secured by real estate:
Home	$104,946	$100,043
Purchased specialty mortgage finance	15,437	12,973

Total home loans	120,383	113,016
Home equity loans and lines of credit	31,264	27,647
Home construction:
Builder(1)	1,105	1,052
Custom(2)	1,265	1,168
Multi-family	20,579	20,324
Other real estate	6,508	6,649

Total loans secured by real estate	181,104	169,856
Consumer	954	1,028
Commercial business	5,404	4,760

Total loans held in portfolio	$187,462	$175,644

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        Our loans held in portfolio increased predominantly due to an increase in home loans and home equity loans and lines of credit. Substantially all of the growth in the home loan and home equity loans and lines of credit portfolios resulted from the origination of short-term adjustable-rate products.

    Other Assets

        Other assets consisted of the following:

	March 31, 2004	December 31, 2003
	(in millions)
Premises and equipment	$3,331	$3,286
Investment in bank-owned life insurance	2,603	2,582
Accrued interest receivable	1,384	1,558
Foreclosed assets	307	311
Other intangible assets	236	251
Derivatives	2,040	1,457
Trading securities	968	1,381
Accounts receivable	2,774	4,309
Other	1,288	1,366

Total other assets	$14,931	$16,501

        Substantially all of the increase in the derivatives balance from December 31, 2003 to March 31, 2004 was due to an increase in the fair value of certain receive-fixed swaps held for both MSR risk management and asset/liability risk management purposes. The fair value of these instruments increased during the period due to a decline in interest rates.

        Substantially all of the decrease in trading securities was due to the sale of fixed-rate mortgage-backed securities held by WaMu Capital Corp., the Company's institutional broker-dealer.

        A major portion of the decrease in accounts receivable was due to the sale in December 2003 of mortgage-backed securities where we had not yet settled with the counterparties but subsequently settled prior to March 31, 2004.

    Deposits

        Deposits consisted of the following:

	March 31, 2004	December 31, 2003
	(in millions)
Retail deposits:
Checking deposits:
Noninterest-bearing	$15,107	$13,724
Interest-bearing	66,618	67,990

Total checking deposits	81,725	81,714
Savings and money market deposits	22,452	22,131
Time deposits	24,128	24,605

Total retail deposits	128,305	128,450
Commercial business deposits	7,038	7,159
Wholesale deposits	6,219	2,579
Custodial and escrow deposits(1)	19,419	14,993

Total deposits	$160,981	$153,181

(1)
Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

        Substantially all of the increase in deposits was due to an increase in custodial and escrow deposits and wholesale deposits. The $3.64 billion increase in wholesale deposits from year-end 2003 was predominantly due to the increase in the pricing of brokered certificates of deposit.

        Checking, savings and money market deposits composed 81% of retail deposits at March 31, 2004, unchanged from year-end 2003. These products generally have the benefit of lower interest costs, compared with time deposits. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At March 31, 2004, deposits funded 57% of total assets, compared with 56% at December 31, 2003.

    Borrowings

        At March 31, 2004, our borrowings were largely in the form of advances from the Federal Home Loan Banks ("FHLBs") of Seattle, San Francisco, Dallas and New York and repurchase agreements. Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs. The mix of our borrowing sources at any given time is dependent on market conditions.

Operating Segments

        We manage and report information concerning the Company's activities, operations, products and services around two primary categories: consumers and commercial customers and have established three operating segments for the purpose of management reporting: Retail Banking and Financial Services, Mortgage Banking and the Commercial Group. Results for Corporate Support/Treasury and Other are also presented. Refer to Note 7 to the Consolidated Financial Statements — "Operating Segments" for information regarding the key elements of our management reporting methodologies used to measure segment performance.

    Consumer Group

    Retail Banking and Financial Services

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Condensed income statement:
Net interest income	$1,236	$934	32%
Provision for loan and lease losses	38	18	111
Noninterest income	622	572	9
Inter-segment revenue	6	50	(88)
Noninterest expense	1,071	928	15

Income before income taxes	755	610	24
Income taxes	286	230	24

Net income	$469	$380	23

Performance and other data:
Efficiency ratio(1)	50.58%	51.39%	(2)
Average loans	$149,356	$116,214	29
Average assets	161,298	128,069	26
Average deposits	128,000	123,236	4

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increase in net interest income was primarily due to decreased interest expense on deposits resulting from lower interest rates and an increase in interest income from higher levels of home equity loans and lines of credit balances.

        The increase in noninterest income was predominantly due to an increase in depositor and other retail banking fees due to higher levels of noninterest-bearing checking accounts and an increase in securities fees and commissions income.

        The decrease in inter-segment revenue was substantially due to lower origination broker fees received from the Mortgage Banking Group for the origination of mortgage loans resulting from the overall decline in refinancing activity as compared with the first quarter of 2003.

        The increase in noninterest expense was primarily due to increased employee base compensation and benefits and occupancy and equipment expense resulting from the continued expansion of the Company's distribution network, which included the opening of more than 200 stores.

        Total average assets increased $33.23 billion, predominantly due to increases in home equity loans and lines of credit and home loan mortgages, which increased by 70%, or $12.03 billion and 23%, or $19.26 billion.

    Mortgage Banking

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Condensed income statement:
Net interest income	$277	$676	(59)%
Provision (reversal of reserve) for loan and lease losses	2	(1)	–
Noninterest income	760	836	(9)
Inter-segment expense	6	50	(88)
Noninterest expense	675	662	2

Income before income taxes	354	801	(56)
Income taxes	134	304	(56)

Net income	$220	$497	(56)

Performance and other data:
Efficiency ratio(1)	60.39%	41.79%	45
Average loans	$19,871	$42,523	(53)
Average assets	35,478	67,046	(47)
Average deposits	14,877	24,927	(40)

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The decrease in net interest income was mostly due to declining average loans held for sale balances, partially offset by lower funding costs resulting from lower interest rates.

        The decrease in noninterest income was substantially due to lower gain from mortgage loans that resulted from a marked decline in salable fixed-rate home loan volume, as well as the change in accounting for interest rate lock commitments, as discussed in Note 1 to the Consolidated Financial Statements — "Accounting Policies." This decrease was primarily offset by reduced amortization of MSR.

        The increase in noninterest expense was primarily due to higher employee base compensation and benefits expense due to a decrease in deferred loan origination compensation, which increased compensation expense. The decrease in deferred loan origination compensation was due to lower loan origination volumes in the first quarter of 2004, compared with the same period in 2003. This increase was partially offset by lower allocated technology expenses.

        Total average assets decreased by $31.57 billion, which was mostly due to lower average loans held for sale and investment securities acquired to economically hedge MSR.

        Total average deposits decreased by $10.05 billion, which was predominantly due to lower levels of custodial and escrow balances resulting from a decline in refinancing activity, compared with the first quarter of 2003.

    Commercial Group

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Condensed income statement:
Net interest income	$340	$319	7%
Provision for loan and lease losses	15	43	(65)
Noninterest income	87	96	(9)
Noninterest expense	152	126	21

Income from continuing operations before income taxes	260	246	6
Income taxes	91	88	3

Income from continuing operations	169	158	7
Income from discontinued operations, net of taxes	–	19	(100)

Net income	$169	$177	(5)

Performance and other data:
Efficiency ratio(1)	28.73%	23.48%	22
Average loans	$37,005	$34,375	8
Average assets	42,871	42,529	1
Average deposits	6,049	4,471	35

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increase in net interest income was substantially driven by higher average loans held for sale balances and lower funding costs resulting from reduced interest rates. This increase was partially offset by lower interest income from loans held in portfolio due to lower interest rates.

        The decrease in noninterest income was primarily due to a reduction in income from residual interests in collateralized mortgage obligations, partially offset by an increase in gain from the sale of specialty mortgage finance loans.

        The increase in noninterest expense was primarily due to an increase in employee base compensation and benefits expense due to growth in the Commercial Group network as well as the realignment of the reportable operating segments that occurred during the latter part of 2003.

    Corporate Support/Treasury and Other

	Three Months Ended March 31,
			Percentage Change
	2004	2003
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(224)	$(18)	–%
Provision for loan and lease losses	–	1	(100)
Noninterest income (expense)	(68)	(63)	8
Noninterest expense	192	139	38

Loss from continuing operations before income taxes	(484)	(221)	119
Income tax benefit	(181)	(82)	121

Loss from continuing operations	(303)	(139)	118
Income from discontinued operations, net of taxes	399	–	–

Net income (loss)	$96	$(139)	–

Performance and other data:
Average assets	$33,416	$44,665	(25)
Average deposits	5,028	5,273	(5)

        The increase in net interest expense was predominantly due to lower interest income from available-for-sale securities, the balances of which declined due to sales of mortgage-backed securities and prepayment of these securities that occurred from refinancing activity. This activity also contributed to increased net interest expense in the funds transfer pricing unit. This increase was partially offset by a reduction in interest expense from borrowed funds, as a result of lower interest rates and higher levels of lower-costing average deposit balances.

        The increase in noninterest expense was primarily due to higher employee base compensation and benefits expense resulting from severance and retention charges due to staffing reductions related to the Company's ongoing cost containment initiative and increased occupancy and equipment expense resulting from the restructuring charges, also due to the cost containment initiative.

        Income from discontinued operations resulted from the sale of the Company's subsidiary, Washington Mutual Finance, in the first quarter of 2004.

Off-Balance Sheet Activities

    Asset Securitization

        We transform loans into securities, which are sold to investors — a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. The QSPE, in turn, issues interest-bearing securities, commonly called asset-backed securities, which are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests in securitizations were $2.12 billion at March 31, 2004, of which $2.05 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 7 to the Consolidated Financial Statements — "Mortgage Banking Activities" of the Company's 2003 Annual Report on Form 10-K/A.

    Guarantees

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements — "Guarantees."

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans from continuing operations consisted of the following:

	March 31, 2004	December 31, 2003
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Home	$622	$736
Purchased specialty mortgage finance	615	597

Total home nonaccrual loans	1,237	1,333
Home equity loans and lines of credit	45	47
Home construction:
Builder(1)	23	25
Custom(2)	8	10
Multi-family	23	19
Other real estate	153	153

Total nonaccrual loans secured by real estate	1,489	1,587
Consumer	7	8
Commercial business	46	31

Total nonaccrual loans held in portfolio	1,542	1,626
Foreclosed assets	307	311

Total nonperforming assets	$1,849	$1,937
As a percentage of total assets	0.66%	0.70%
Restructured loans	$107	$111

Total nonperforming assets and restructured loans	$1,956	$2,048

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        The reduction in nonaccrual loans was predominantly driven by declines in home loan nonaccruals, partially offset by increases in the purchased specialty mortgage finance and commercial business portfolios. The Company continued its program of selling packages of nonperforming loans that it holds in portfolio. During the first quarter of 2004, the Company sold $180 million of nonperforming loans that it held in portfolio, incurring $12 million in related charge-offs. We will continue to periodically evaluate nonperforming loan sales as part of our ongoing portfolio management strategy.

        At March 31, 2004, purchased specialty mortgage finance nonaccrual loans increased $18 million from last quarter, primarily reflecting growth and seasoning of this portfolio.

        Nonaccrual home equity loans and lines of credit decreased $2 million from December 31, 2003, while the percentage of nonaccruals to total loans in this portfolio declined to 0.14% at March 31, 2004, from 0.17% at December 31, 2003.

        The multi-family portfolio continues to exhibit strong performance, with nonaccrual loans in this category representing 0.11% of total multi-family loans at March 31, 2004, an increase from 0.09% at December 31, 2003.

        Commercial business nonaccrual loans increased by $15 million during the quarter ended March 31, 2004, largely due to additions to nonaccruals of various small business loans and a single asset-backed loan.

        At March 31, 2004, foreclosed assets decreased $4 million from December 31, 2003. The Company's foreclosed assets include residential and commercial real estate as well as a small amount of personal property. During the quarter, commercial foreclosed assets declined by $20 million, largely offset by a $16 million increase in residential foreclosed properties.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $135 million and $66 million at March 31, 2004 and December 31, 2003. The amount of such loans on the Company's balance sheet varies based on the timing of sales activity.

    90 or More Days Past Due

        The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $76 million at March 31, 2004, compared with $46 million at December 31, 2003. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

    Provision and Allowance for Loan and Lease Losses

        Changes in the allowance for loan and lease losses from continuing operations were as follows:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Balance, beginning of period	$1,250	$1,503
Allowance transferred to loans held for sale	–	(3)
Provision for loan and lease losses	56	88

	1,306	1,588
Loans charged off:
Loans secured by real estate:
Home	(16)	(15)
Purchased specialty mortgage finance	(9)	(10)

Total home loan charge-offs	(25)	(25)
Home equity loans and lines of credit	(7)	(4)
Home construction-builder(1)	(1)	–
Other real estate	(8)	(10)

Total loans secured by real estate	(41)	(39)
Consumer	(14)	(17)
Commercial business	(6)	(14)

Total loans charged off	(61)	(70)
Recoveries of loans previously charged off:
Loans secured by real estate:
Purchased specialty mortgage finance	1	1
Home equity loans and lines of credit	1	–
Multi-family	2	–
Other real estate	2	4

Total loans secured by real estate	6	5
Consumer	5	3
Commercial business	4	4

Total recoveries of loans previously charged off	15	12

Net charge-offs	(46)	(58)

Balance, end of period	$1,260	$1,530

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.10%	0.16%
Allowance as a percentage of total loans held in portfolio	0.67	1.04

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.

        Net charge-offs for the first quarter of 2004 decreased $12 million compared with the same period during 2003. As an annualized percentage of average loans, net charge-offs were 0.10% for the three months ended March 31, 2004, compared with 0.16% for the same period in 2003.

        With economic statistics in the fourth quarter of 2003 affirming the trend of a strengthening national economy accompanied by a significant reduction in the Company's nonperforming loan balances and the disposition of a higher risk loan portfolio, management determined that a reduction in the overall size of the allowance was appropriate. Accordingly, a $202 million reversal of the allowance for loan and lease losses was recorded during the fourth quarter, which had the effect of reducing the allowance as a percentage of total loans held in portfolio to 0.71% at year-end 2003.

        The $56 million provision recorded during the first quarter of 2004 exceeded net charge-offs by $10 million, in part supporting the loan portfolio growth. As a result, the allowance grew by $10 million during the quarter, although it declined by four basis points to 0.67% as a percentage of total loans held in portfolio at March 31, 2004, compared with December 31, 2003. While this coverage to total loans declined from 1.04% one year earlier, the allowance coverage to annualized net charge-offs was consistent with the level recorded in the same quarter of 2003.

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

        Refer to Note 1 to the Consolidated Financial Statements — "Summary of Significant Accounting Policies" in our 2003 Annual Report on Form 10-K/A for further discussion of the Allowance for Loan and Lease Losses.

Liquidity

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes liquidity guidelines for the parent holding company, Washington Mutual, Inc., as well as for its principal operating subsidiaries.

    Washington Mutual, Inc.

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds in various capital markets and through dividends from subsidiaries, a commercial paper program and lines of credit.

        Washington Mutual, Inc.'s primary funding source during 2003 was from dividends paid by our banking subsidiaries. Although we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during 2004, various regulatory requirements related to capital adequacy and retained earnings limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2003 Annual Report on Form 10-K/A, "Business — Regulation and Supervision" and Note 19 to the Consolidated Financial Statements — "Regulatory Capital Requirements and Dividend Restrictions."

        During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion of debt securities, preferred stock and depositary shares in the United States and in international capital markets. In 2003, the Company issued $1.65 billion of fixed- and adjustable-rate senior debt securities. In March 2004, the Company issued $750 million of fixed-rate subordinated debt securities. At March 31, 2004, the Company had an aggregate of $4.60 billion available for issuance under these shelf registration statements.

        Washington Mutual, Inc. also has a revolving credit facility and a commercial paper program that are sources of liquidity. The revolving credit facility totaling $800 million provides credit support for

Washington Mutual, Inc.'s commercial paper program as well as funds for general corporate purposes. At March 31, 2004, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of $800 million was available under this facility.

    Banking Subsidiaries

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the three months ended March 31, 2004, those sources funded 74% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect to continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        In the three months ended March 31, 2004, the Company's proceeds from the sales of loans held for sale were approximately $19 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases of approximately $33 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources. In the three months ended March 31, 2004, loans held for sale originations/purchases exceeded the proceeds from the sale of loans held for sale by approximately $14 billion as the loans held for sale origination activity increased toward the end of the first quarter of 2004.

        To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a $20 billion Global Bank Note Program for Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Under this program, WMBFA is allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. WMB is allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion. The Company had $20 billion available for issuance under this program at March 31, 2004.

    Non-banking Subsidiaries

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $2.5 billion that are used to fund loans held for sale. At March 31, 2004, Long Beach Mortgage had no borrowings outstanding under these credit facilities.

Capital Adequacy

        Reflecting the recovery in unrealized gains from securities and cash flow hedging instruments in accumulated other comprehensive income, our capital increased from 7.17% at December 31, 2003 to 7.26% at March 31, 2004. Substantially all of the period's net income was deployed through share repurchases and dividend distributions.

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	March 31, 2004
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.53%	6.33%	97.13%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.15	8.97	563.42	6.00
Total risk-based capital to total risk-weighted assets	10.42	11.10	563.50	10.00

        Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at March 31, 2004.

        Our broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2004, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

        On February 1, 2004, WMBfsb became a subsidiary of WMBFA. This reorganization was followed by the contribution of $23.27 billion of U.S. Government and agency securities by WMBFA to WMBfsb on March 1, 2004. Due to the low risk weights assigned to these securities under the federal banking agency regulatory capital guidelines, their contribution to WMBfsb's capital base substantially increased that entity's risk-based capital ratios.

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

        Additionally, changes in long-term rates impact the fair value and the amortization rate of MSR. The fair value of MSR decreases and the amortization rate increases in a declining long-term interest rate environment due to the higher prepayment activity, resulting in the potential for impairment and a reduction in net loan servicing income. During periods of rising long-term interest rates, the amortization rate of MSR decreases and the fair value of MSR increases, resulting in the potential recovery of the MSR valuation allowance and an increase in net loan servicing income. The timing and amount of any potential MSR recovery cannot be predicted with absolute precision because of its dependency on the timing and magnitude of future interest rate increases and the amount of the valuation allowance within each risk stratum of our loans serviced for others portfolio at the time of the increase.

        We manage the MSR daily against our risk tolerance limits and adjust the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. The mix of instruments we use to manage MSR fair value changes is predicated, in part, on the amount of the MSR asset for which hedge accounting treatment is expected. On April 1, 2004, the Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, to most of its mortgage servicing assets. For that portion which qualifies for hedge accounting treatment, all changes in fair value of the MSR, even when the fair value is higher than amortized cost, will be recorded through earnings. MSR which do not qualify for hedge accounting treatment must be accounted for at the lower of cost or market value. This could result in increases in the fair value of MSR that are not marked-to-market through earnings.

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

        To analyze net income sensitivity, we project net income over a twelve-month horizon based on parallel shifts in the yield curve. Management also employs other analyses and interest rate scenarios to evaluate interest rate risk. For example, we project net interest income under a variety of interest rate scenarios, including non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These scenarios also capture the net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Additionally, management measures the sensitivity of asset and liability fair value changes to changes in interest rates to analyze risk exposure over longer periods of time.

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

        To manage interest rate sensitivity, management first utilizes the interest rate risk characteristics of our balance sheet assets and liabilities to offset each other as much as possible. Balance sheet products have a variety of risk profiles and sensitivities. Some of the components of our interest rate risk are countercyclical. We may adjust the amount or mix of risk management instruments based on the countercyclical behavior of our balance sheet products. Approximately $14 billion of fixed-rate investment securities were sold during the quarter and approximately $5 billion of floating-rate Federal Home Loan Bank advances, along with certain interest rate swaps that were used to convert these borrowings to fixed-rate instruments, were terminated. The termination of these instruments resulted in a pretax charge of $89 million.

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

        When the countercyclical behavior inherent in portions of our balance sheet composition does not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of our interest-bearing funding sources with the intention of reducing the volatility of changes in net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. We also use receive-fixed swaps as part of our asset/liability risk management strategy to help us modify the repricing characteristics of certain long-term liabilities to match those of our assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable rate which more closely resembles our asset repricing characteristics.

    April 1, 2004 and January 1, 2004 Sensitivity Comparison

        The table below indicates the sensitivity of net income and net interest income to interest rate movements. The comparative scenarios assume a parallel shift in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve-month periods ending March 31, 2005 and December 31, 2004 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve-month periods. The projected net income and net interest income profile may not be realized and may not be present for non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net income change for the one-year period beginning:
April 1, 2004	1.15%	(0.60)%
January 1, 2004	2.45	(1.96)
Net interest income change for the one-year period beginning:
April 1, 2004	2.30	(1.10)
January 1, 2004	3.01	(2.57)

        The change in net income sensitivity was primarily due to the changes in net interest income. The change in net interest income sensitivity was mainly due to the sale of fixed-rate bonds during the quarter combined with an increase in adjustable-rate loans held in portfolio. This resulted in reduced sensitivity to changes in interest rates in both the -50 and +200 scenarios compared to year end.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the interest rate swaps, interest rate swaptions and embedded derivatives at March 31, 2004 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	March 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(560)
Contractual maturity		$17,675	$5,369	$1,868	$4,782	$3,650	$972	$1,034
Weighted average pay rate		4.18%	3.92%	4.02%	4.03%	5.01%	3.26%	4.50%
Weighted average receive rate		1.29%	1.19%	1.12%	1.44%	1.35%	1.31%	1.24%
Receive-fixed swaps:	506
Contractual maturity		$7,540	$200	$80	$1,000	$950	$850	$4,460
Weighted average pay rate		1.68%	1.31%	–	1.12%	4.24%	1.47%	1.37%
Weighted average receive rate		5.52%	6.75%	6.11%	6.81%	5.74%	3.99%	5.41%
Interest rate corridors:	–
Contractual maturity		$213	$151	$62	–	–	–	–
Weighted average strike rate — long cap		7.41%	8.01%	5.94%	–	–	–	–
Weighted average strike rate — short cap		8.89%	9.48%	7.44%	–	–	–	–
Payor swaptions:(1)	1
Contractual maturity (option)		$41	–	$41	–	–	–	–
Weighted average strike rate		5.89%	–	5.89%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$41
Weighted average pay rate		–	–	–	–	–	–	5.89%
Embedded pay — fixed swaps:	(129)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.13%	–	–	–	1.13%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–

Total asset/liability risk management	$(182)	$28,469

(1)
Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	March 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$37
Contractual maturity		$8,896	$8,896	–	–	–	–	–
Weighted average price		101.90	101.90	–	–	–	–	–
Forward sales commitments:	(113)
Contractual maturity		$31,047	$31,047	–	–	–	–	–
Weighted average price		101.27	101.27	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$28,644	$2,164	$4,736	$4,083	$7,130	$9,887	$644
Weighted average price		96.13	98.65	97.68	96.60	95.75	95.17	94.88
Pay-fixed swaps:	(30)
Contractual maturity		$5,662	–	$2,780	$710	$751	–	$1,421
Weighted average pay rate		2.42%	–	1.43%	2.06%	2.62%	–	4.42%
Weighted average receive rate		1.13%	–	1.13%	1.13%	1.13%	–	1.12%
Receive-fixed swaps:	92
Contractual maturity		$2,440	–	–	–	–	$250	$2,190
Weighted average pay rate		1.12%	–	–	–	–	1.12%	1.12%
Weighted average receive rate		4.43%	–	–	–	–	3.90%	4.49%
Payor swaptions:	62
Contractual maturity (option)		$12,340	$4,685	$7,655	–	–	–	–
Weighted average strike rate		5.75%	5.28%	6.04%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$12,340
Weighted average pay rate		–	–	–	–	–	–	5.75%

Total other mortgage banking risk management	$48	$89,029

(This table is continued on the next page.)

(Continued from the previous page.)

	March 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$667
Contractual maturity		$28,452	$243	$8,500	$500	$3,150	$2,385	$13,674
Weighted average pay rate		1.22%	1.12%	1.22%	1.32%	1.68%	1.13%	1.12%
Weighted average receive rate		3.58%	5.34%	2.27%	4.18%	3.56%	3.79%	4.31%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		4.78%	–	–	–	–	4.78%	–
Weighted average receive rate		4.77%	–	–	–	–	4.77%	–
Payor swaptions:	120
Contractual maturity (option)		$13,800	$2,800	$6,000	$5,000	–	–	–
Weighted average strike rate		7.12%	6.66%	7.32%	7.14%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$13,800
Weighted average pay rate		–	–	–	–	–	–	7.12%
Forward purchase commitments:	208
Contractual maturity		$38,205	$38,205	–	–	–	–	–
Weighted average price		99.41	99.41	–	–	–	–	–
Forward sales commitments:	20
Contractual maturity		$7,050	$7,050	–	–	–	–	–
Weighted average price		100.76	100.76	–	–	–	–	–

Total MSR risk management	$1,015	$87,607

Total interest rate risk management contracts	$881	$205,105

	March 31, 2004
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities — U.S. Government and agency(1)	$248	$3	$251

(1)
Mortgage-backed securities mature after 2008.

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(748)
Contractual maturity		$21,894	$9,083	$3,288	$4,745	$3,700	$553	$525
Weighted average pay rate		4.30%	3.97%	4.13%	4.38%	5.02%	5.00%	4.66%
Weighted average receive rate		1.18%	1.17%	1.16%	1.22%	1.17%	1.15%	1.17%
Receive-fixed swaps:	401
Contractual maturity		$6,440	$200	$180	$1,000	$750	$750	$3,560
Weighted average pay rate		1.41%	1.38%	0.29%	1.18%	3.43%	1.15%	1.16%
Weighted average receive rate		5.44%	6.75%	5.35%	6.81%	4.91%	3.71%	5.47%
Interest rate corridors:	–
Contractual maturity		$254	$191	$63	–	–	–	–
Weighted average strike rate — long cap		7.60%	8.14%	5.94%	–	–	–	–
Weighted average strike rate — short cap		8.98%	9.48%	7.44%	–	–	–	–
Payor swaptions(1):	1
Contractual maturity (option)		$41	–	$41	–	–	–	–
Weighted average strike rate		5.89%	–	5.89%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$41
Weighted average pay rate		–	–	–	–	–	–	5.89%
Embedded pay-fixed swaps:	(99)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.16%	–	–	–	1.16%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–
Embedded payor swaptions:	–
Contractual maturity (option)		$500	$500	–	–	–	–	–
Weighted average strike rate		6.21%	6.21%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$500
Weighted average pay rate		–	–	–	–	–	–	6.21%

Total asset/liability risk management	$(445)	$32,129

(1)
Interest rate swaptions are only exercisable upon maturity.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$15
Contractual maturity		$5,556	$5,556	–	–	–	–	–
Weighted average price		100.88	100.88	–	–	–	–	–
Forward sales commitments:	(122)
Contractual maturity		$16,795	$16,795	–	–	–	–	–
Weighted average price		101.08	101.08	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$12,874	$1,851	$1,542	$2,255	$2,002	$5,224	–
Weighted average price		96.17	98.34	96.79	95.64	94.81	94.40	–
Mortgage put options:	–
Contractual maturity		$100	$100	–	–	–	–	–
Weighted average strike price		99.07	99.07	–	–	–	–	–
Receive-fixed swaps:	44
Contractual maturity		$1,950	–	–	–	–	$250	$1,700
Weighted average pay rate		1.17%	–	–	–	–	1.17%	1.17%
Weighted average receive rate		4.79%	–	–	–	–	3.90%	4.92%
Floors(2):	1
Contractual maturity		$250	–	$250	–	–	–	–
Weighted average strike price		1.56%	–	1.56%	–	–	–	–
Payor swaptions:	52
Contractual maturity (option)		$3,195	$1,050	$2,145	–	–	–	–
Weighted average strike rate		6.48%	5.94%	6.74%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$3,195
Weighted average pay rate		–	–	–	–	–	–	6.48%
Receiver swaptions:	8
Contractual maturity (option)		$300	$300	–	–	–	–	–
Weighted average strike rate		4.84%	4.84%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$300
Weighted average receive rate		–	–	–	–	–	–	4.84%

Total other mortgage banking risk management	$(2)	$41,020

(2)
These floors became effective during December 2003.

(This table is continued on the next page)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$201
Contractual maturity		$30,588	$243	$10,500	$500	$1,800	$4,135	$13,410
Weighted average pay rate		1.33%	1.16%	1.35%	1.66%	2.77%	1.17%	1.17%
Weighted average receive rate		3.78%	5.34%	2.19%	4.18%	4.27%	3.76%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.24%	–	–	–	–	5.24%	–
Weighted average receive rate		5.41%	–	–	–	–	5.41%	–
Payor swaptions:	226
Contractual maturity (option)		$13,800	$2,800	$6,000	$5,000	–	–	–
Weighted average strike rate		7.12%	6.66%	7.32%	7.14%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$13,800
Weighted average pay rate		–	–	–	–	–	–	7.12%
Forward purchase commitments:	241
Contractual maturity		$22,435	$22,435	–	–	–	–	–
Weighted average price		98.47	98.47	–	–	–	–	–
Forward sales commitments:	–
Contractual maturity		$1,500	$1,500	–	–	–	–	–
Weighted average price		98.96	98.96	–	–	–	–	–

Total MSR risk management	$669	$68,423

Total interest rate risk management contracts	$222	$141,572

	December 31, 2003
	Amortized Cost	Net Unrealized Gain/Loss	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$486	$(14)	$472
Investment securities(1):
U.S. Government and agency	6,275	(156)	6,119

Total MSR risk management	$6,761	$(170)	$6,591

(1)
Mortgage-backed securities and investment securities mature after 2008.

    Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sales commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At March 31, 2004 and December 31, 2003, the gross positive fair value of the Company's derivative financial instruments was $1.79 billion and $1.34 billion. The Company's master netting agreements at March 31, 2004 and December 31, 2003 reduced the Company's derivative counterparty credit risk by $653 million and $646 million. The Company's collateral against derivative financial instruments was $264 million and $323 million at March 31, 2004 and December 31, 2003.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The table below represents share repurchases made by the Company for the quarter ended March 31, 2004. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2, 2004 to January 31, 2004	6,707,494	$43.84	6,701,200	52,900,706
February 1, 2004 to February 29, 2004	9,435,200	44.34	9,435,200	43,465,506
March 1, 2004 to March 31, 2004	6,636	45.19	–	43,465,506
Total	16,149,330	44.14	16,136,400	43,465,506

(1)
In addition to shares repurchased pursuant to our publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.

(2)
Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of December 31, 2003, the Company had repurchased 40,398,094 shares.

        For a discussion regarding working capital requirements and dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2003 Annual Report on Form 10-K/A, "Business — Regulation and Supervision" and Note 19 to the Consolidated Financial Statements —"Regulatory Capital Requirements and Dividend Restrictions."

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  See Index of Exhibits on page 59.

  (b)
  Reports on Form 8-K

        1.     The Company filed a report on Form 8-K dated January 20, 2004, under Item 7. Exhibits, and Item 12. Results of Operations and Financial Condition. The report included a press release announcing Washington Mutual's fourth quarter 2003 financial results and unaudited Consolidated Financial Statements for the three and twelve months ended December 31, 2003.

        2.     The Company filed a report on Form 8-K dated March 17, 2004, under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The report included an underwriting agreement dated March 17, 2004 between Washington Mutual, Inc. and the Bank of New York, as trustee, for the Company to issue Subordinated Notes totaling $750 million bearing a fixed rate of 4.625% and due April 1, 2014.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2004.

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
3.3	Restated Bylaws of Washington Mutual, Inc., as amended (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. File No. 001-14667).
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

QuickLinks

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004 TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
PART II — OTHER INFORMATION
SIGNATURES
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS