Form 10-Q
period 2004-06-30
WASHINGTON MUTUAL INC
filed 2004-08-09
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

        The number of shares outstanding of the issuer's classes of common stock as of July 30, 2004:

Common Stock – 872,552,275(1)

(1)
Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income – Three and Six Months Ended June 30, 2004 and 2003 (Restated)	1
Consolidated Statements of Financial Condition – June 30, 2004 and December 31, 2003	3
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Six Months Ended June 30, 2004 and 2003 (Restated)	4
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2004 and 2003 (Restated)	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Cautionary Statements	22
Overview	23
Controls and Procedures	25
Critical Accounting Policies	25
Recently Issued Accounting Standards	26
Summary Financial Data	27
Earnings Performance from Continuing Operations	28
Review of Financial Condition	40
Operating Segments	42
Off-Balance Sheet Activities	46
Asset Quality	47
Liquidity	50
Capital Adequacy	52
Market Risk Management	52
Maturity and Repricing Information	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	25
PART II – Other Information	62
Item 1. Legal Proceedings	62
Item 2. Changes in Securities and Use of Proceeds	62
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 6. Exhibits and Reports on Form 8-K	63

i

PART I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	(Restated) 2003	2004	(Restated) 2003
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$396	$693	$724	$1,361
Loans held in portfolio	2,121	1,905	4,193	3,869
Available-for-sale securities	180	468	444	984
Other interest and dividend income	55	72	112	152

Total interest income	2,752	3,138	5,473	6,366
Interest Expense
Deposits	458	548	901	1,135
Borrowings	500	604	1,046	1,253

Total interest expense	958	1,152	1,947	2,388

Net interest income	1,794	1,986	3,526	3,978
Provision for loan and lease losses	60	81	116	169

Net interest income after provision for loan and lease losses	1,734	1,905	3,410	3,809
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	485	593	987	1,206
Amortization of mortgage servicing rights	(546)	(1,032)	(1,296)	(2,000)
Net mortgage servicing rights valuation adjustments	(51)	(309)	(657)	(272)
Revaluation gain (loss) from derivatives	(180)	598	862	815
Net settlement income from certain interest-rate swaps	192	84	359	224
Gain from mortgage loans	113	747	284	1,391
Other home loan mortgage banking expense, net	(13)	(70)	(8)	(127)

Total home loan mortgage banking income	–	611	531	1,237
Depositor and other retail banking fees	507	454	969	875
Securities fees and commissions	105	100	212	189
Insurance income	57	48	118	94
Portfolio loan related income	103	111	190	227
Gain from other available-for-sale securities	41	137	62	131
Loss on extinguishment of borrowings	(1)	(49)	(90)	(136)
Other income	82	114	139	204

Total noninterest income	894	1,526	2,131	2,821
Noninterest Expense
Compensation and benefits	849	843	1,748	1,590
Occupancy and equipment	393	371	794	672
Telecommunications and outsourced information services	123	140	246	280
Depositor and other retail banking losses	40	37	80	78
Amortization of other intangible assets	14	15	29	31
Advertising and promotion	84	80	143	139
Professional fees	32	66	71	120
Other expense	313	298	617	586

Total noninterest expense	1,848	1,850	3,728	3,496

Income from continuing operations before income taxes	780	1,581	1,813	3,134
Income taxes	291	586	676	1,161

Income from continuing operations, net of taxes	489	995	1,137	1,973

Discontinued Operations
Income (loss) from discontinued operations before income taxes	–	34	(32)	65
Gain on disposition of discontinued operations	–	–	676	–
Income taxes	–	12	245	24

Income from discontinued operations, net of taxes	–	22	399	41

Net Income	$489	$1,017	$1,536	$2,014

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(This table is continued from the previous page.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	(Restated) 2003	2004	(Restated) 2003
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Income from continuing operations	$0.57	$1.09	$1.32	$2.15
Income from discontinued operations, net	–	0.03	0.46	0.05

Net income	0.57	1.12	1.78	2.20
Diluted Earnings Per Common Share:
Income from continuing operations	$0.55	$1.07	$1.29	$2.12
Income from discontinued operations, net	–	0.02	0.45	0.04

Net income	0.55	1.09	1.74	2.16
Dividends declared per common share	0.43	0.30	0.85	0.59
Basic weighted average number of common shares outstanding (in thousands)	860,496	910,921	861,898	915,974
Diluted weighted average number of common shares outstanding (in thousands)	883,414	929,386	884,940	932,109

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(dollars in millions)
Assets
Cash and cash equivalents	$5,133	$7,018
Federal funds sold and securities purchased under agreements to resell	70	19
Available-for-sale securities, total amortized cost of $19,392 and $36,858:
Mortgage-backed securities (including assets pledged of $3,157 and $3,642)	10,042	10,695
Investment securities (including assets pledged of $8,097 and $19,353)	9,337	26,012

Total available-for-sale securities	19,379	36,707
Loans held for sale	26,409	20,343
Loans held in portfolio	195,929	175,644
Allowance for loan and lease losses	(1,293)	(1,250)

Total loans held in portfolio, net of allowance for loan and lease losses	194,636	174,394
Investment in Federal Home Loan Banks	3,965	3,462
Mortgage servicing rights	7,501	6,354
Goodwill	6,196	6,196
Assets of discontinued operations	–	4,184
Other assets	15,255	16,501

Total assets	$278,544	$275,178

Liabilities
Deposits:
Noninterest-bearing deposits	$33,343	$29,968
Interest-bearing deposits	129,123	123,213

Total deposits	162,466	153,181
Federal funds purchased and commercial paper	2,293	2,011
Securities sold under agreements to repurchase	15,764	28,333
Advances from Federal Home Loan Banks	61,379	48,330
Other borrowings	12,113	15,483
Liabilities of discontinued operations	–	3,578
Other liabilities	4,160	4,520

Total liabilities	258,175	255,436
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 872,246,088 and 880,985,764 shares issued and outstanding	–	–
Capital surplus – common stock	3,210	3,682
Accumulated other comprehensive loss	(222)	(524)
Retained earnings	17,381	16,584

Total stockholders' equity	20,369	19,742

Total liabilities and stockholders' equity	$278,544	$275,178

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2002 (Restated)	944.0	$5,961	$175	$13,925	$20,061
Comprehensive income:
Net income	–	–	–	2,014	2,014
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	240	–	240
Net unrealized loss from cash flow hedging instruments	–	–	(25)	–	(25)
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					2,225
Cash dividends declared on common stock	–	–	–	(543)	(543)
Cash dividends returned(1)	–	–	–	4	4
Common stock repurchased and retired	(25.5)	(972)	–	–	(972)
Common stock returned from escrow	(0.9)	–	–	–	–
Common stock issued	6.6	203	–	–	203

BALANCE, June 30, 2003 (Restated)	924.2	$5,192	$386	$15,400	$20,978

BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	1,536	1,536
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	106	–	106
Net unrealized gain from cash flow hedging instruments	–	–	202	–	202
Minimum pension liability adjustment	–	–	(6)	–	(6)

Total comprehensive income					1,838
Cash dividends declared on common stock	–	–	–	(739)	(739)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	7.3	240	–	–	240

BALANCE, June 30, 2004	872.2	$3,210	$(222)	$17,381	$20,369

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	(Restated) 2003
	(in millions)
Cash Flows from Operating Activities
Net income	$1,536	$2,014
Income from discontinued operations, net of taxes	(399)	(41)

Income from continuing operations, net of taxes	1,137	1,973
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	116	169
Gain from mortgage loans	(284)	(1,391)
Gain from available-for-sale securities	(62)	(132)
Revaluation gain from derivatives	(862)	(815)
Loss on extinguishment of borrowings	90	136
Depreciation and amortization	1,656	2,229
Provision for mortgage servicing rights impairment	379	272
Stock dividends from Federal Home Loan Banks	(34)	(76)
Origination and purchases of loans held for sale, net of principal payments	(80,491)	(181,275)
Proceeds from sales of loans held for sale	71,930	172,129
Decrease in other assets	421	786
Decrease in other liabilities	(688)	(259)

Net cash used by operating activities	(6,692)	(6,254)
Cash Flows from Investing Activities
Purchases of securities	(11)	(5,449)
Proceeds from sales and maturities of mortgage-backed securities	1,383	866
Proceeds from sales and maturities of other available-for-sale securities	16,848	940
Principal payments on securities	1,775	4,805
Purchases of Federal Home Loan Bank stock	(586)	(279)
Redemption of Federal Home Loan Bank stock	117	463
Proceeds from sale of mortgage servicing rights	–	388
Origination and purchases of loans held in portfolio	(61,083)	(48,200)
Principal payments on loans held in portfolio	39,442	40,817
Proceeds from sales of loans held in portfolio	277	432
Proceeds from sales of foreclosed assets	245	250
Net increase in federal funds sold and securities purchased under agreements to resell	(51)	(70)
Purchases of premises and equipment, net	(363)	(482)
Proceeds from sale of discontinued operations, net of cash sold	1,223	–

Net cash used by investing activities	(784)	(5,519)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

(Continued from the previous page.)

	Six Months Ended June 30,
	2004	(Restated) 2003
	(in millions)
Cash Flows from Financing Activities
Net increase in deposits	$9,285	$10,941
Net (decrease) increase in short-term borrowings	(15,204)	5,412
Proceeds from long-term borrowings	2,025	6,303
Repayments of long-term borrowings	(2,233)	(4,165)
Proceeds from advances from Federal Home Loan Banks	43,695	42,421
Repayments of advances from Federal Home Loan Banks	(30,729)	(47,548)
Cash dividends paid on common stock	(739)	(543)
Repurchase of common stock	(712)	(972)
Other	203	173

Net cash provided by financing activities	5,591	12,022

Increase (decrease) in cash and cash equivalents	(1,885)	249
Cash and cash equivalents, beginning of period	7,018	7,084

Cash and cash equivalents, end of period	$5,133	$7,333

Noncash Activities
Loans exchanged for mortgage-backed securities	$2,830	$1,639
Real estate acquired through foreclosure	223	239
Cash Paid During the Period for
Interest on deposits	$852	$1,106
Interest on borrowings	1,104	1,243
Income taxes	1,058	2,575

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

  Recently Adopted Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46R is a revision to the original FIN 46 that addresses the consolidation of certain variable interest entities. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN 46R must be applied no later than March 31, 2004. The Company applied FIN 46 as of July 1, 2003 and FIN 46R for the quarter ended March 31, 2004. The application of FIN 46R did not have a material effect on the results of operations or financial condition.

        In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105, Loan Commitments Accounted for as Derivative Instruments ("SAB 105") was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under Statement of Financial Accounting Standards ("Statement") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC stated that the amount of the expected servicing rights should not be included when determining the fair value of interest rate lock commitments that are considered to be derivatives. This guidance must be applied to rate locks issued after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for such rate lock commitments on January 1, 2004. Under the new policy, gains resulting from the valuation of expected servicing rights that had previously been recorded at the issuance of the rate lock are recognized when the underlying loans are sold.

  Recently Issued Accounting Standards

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted into law. On May 19, 2004, the FASB issued Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 which was issued on January 12, 2004. FSP 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Act. The Company elected to defer recognition of the provisions of the Act as permitted by FSP 106-1. FSP 106-2 provides two transition options for companies that previously elected to defer the provisions of the Act, a retroactive application to the date of enactment or a prospective application from the date of adoption. The Company adopted FSP 106-2 as of July 1, 2004 and has elected to prospectively apply the provisions of the Act. The

Company is in the process of measuring the effects of the Act on its accumulated postretirement benefit obligation as of June 30, 2004, and as such, the net periodic benefit cost disclosed in Note 6 – "Employee Benefits Programs" does not reflect any amount associated with the subsidy under the Act. The Company does not expect the effects of the Act to have a significant impact on its results of operations or financial condition.

        In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company's liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. Although not presumptive, a pattern of selling investments prior to the forecasted fair value recovery may call into question a company's intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This new guidance is effective for reporting periods beginning after June 15, 2004 and the Company is currently evaluating the impact this guidance will have on its process for determining whether other-than-temporary declines exist within its debt and equity investment securities portfolio. Adoption of this guidance may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders' equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

  Mortgage Servicing Rights Hedging Activities

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its mortgage servicing rights ("MSR"). Applying fair value hedge accounting to the MSR results in the changes in fair value of the hedging derivatives being netted against the changes in fair value of the hedged MSR, to the extent the hedge relationship is determined to be highly effective. We use standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. Unlike the lower of cost or market value accounting methodology, the recorded value of the hedged MSR may exceed its original cost basis. The portion of the MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of aggregate cost or market value.

        Hedge ineffectiveness from fair value hedges of MSR as well as any provision for impairment or reversal of such provision recognized on the MSR that are accounted for at the lower of aggregate cost or market value are reported as mortgage servicing rights valuation adjustments on the Consolidated Statements of Income.

        The change in fair value of certain MSR risk management derivatives in which the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133 is included in revaluation gain (loss) from derivatives on the Consolidated Statements of Income.

  Stock-Based Compensation

        In accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a binomial option pricing model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma presentation of what the impact to the financial statements would be if these awards were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in 2005.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Net income	$489	$1,017	$1,536	$2,014
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	22	40	33
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(30)	(39)	(61)	(69)

Pro forma net income	$478	$1,000	$1,515	$1,978

Net income per common share:
Basic:
As reported	$0.57	$1.12	$1.78	$2.20
Pro forma	0.55	1.10	1.76	2.16
Diluted:
As reported	0.55	1.09	1.74	2.16
Pro forma	0.54	1.07	1.71	2.12

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

Note 3: Earnings Per Share

        Information used to calculate earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	860,496	910,921	861,898	915,974
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	13,580	9,435	13,093	8,403
Trust Preferred Income Equity Redeemable SecuritiesSM	9,338	9,030	9,949	7,732

Diluted weighted average number of common shares outstanding	883,414	929,386	884,940	932,109

        For the three and six months ended June 30, 2004, options to purchase an additional 1,812,113 and 1,795,436 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and six months ended June 30, 2003, options to purchase an additional 41,700 and 1,907,973 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion also would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings, and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2004, the conditions for releasing the shares from escrow had not occurred, and therefore none of those shares were included in the above computations.

Note 4: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$559,807	$591,917	$582,669	$604,504
Home loans:
Additions	54,201	105,992	76,210	185,508
Sales	–	(2,960)	–	(2,960)
Loan payments and other	(56,388)	(110,867)	(102,447)	(203,423)
Net change in commercial real estate loans serviced for others	768	(259)	1,956	194

Balance, end of period	$558,388	$583,823	$558,388	$583,823

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$5,239	$5,210	$6,354	$5,341
Home loans:
Additions	874	976	1,115	1,915
Amortization	(546)	(1,032)	(1,296)	(2,000)
(Impairment) reversal	227	(309)	(379)	(272)
Statement No. 133 MSR accounting valuation adjustments	1,707	–	1,707	–
Sales	–	(247)	–	(388)
Net change in commercial real estate MSR	–	–	–	2

Balance, end of period(1)	$7,501	$4,598	$7,501	$4,598

(1)
At June 30, 2004 and 2003, the aggregate MSR fair value was $7.52 billion and $4.63 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$3,035	$3,864	$2,435	$4,521
Impairment (reversal)	(227)	309	379	272
Other than temporary impairment	(388)	(579)	(388)	(1,115)
Sales	–	(150)	–	(234)
Other	(3)	–	(9)	–

Balance, end of period	$2,417	$3,444	$2,417	$3,444

        At June 30, 2004, the expected weighted average life of the Company's MSR was 4.2 years. Projected amortization expense for the gross carrying value of MSR at June 30, 2004 is estimated to be as follows (in millions):

Remainder of 2004	$1,003
2005	1,652
2006	1,283
2007	1,030
2008	841
After 2008	4,109

Gross carrying value of MSR	9,918
Less: valuation allowance	(2,417)

Net carrying value of MSR	$7,501

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, as were used to determine amortization expense at the end of the second quarter of 2004. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5: Guarantees

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $552.93 billion and $578.71 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has reserved $118 million as of June 30, 2004 and $112 million as of December 31, 2003 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At June 30, 2004, the Company is the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued trust preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the Company provided funding to the trust per the Company's obligation under subordinated debentures, but the trust then failed to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.23 billion as of June 30, 2004. No liability has been recorded as the Company does not expect it will be required to perform under this guarantee.

Note 6: Employee Benefits Programs

  Pension Plan

        Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to contribute funds to the Pension Plan on a current basis to the extent its contributions are deductible under federal income tax regulations.

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

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended June 30,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$20	$2	$1	$17	$2	$1
Service cost	20	–	–	13	–	–
Expected return on plan assets	(25)	–	–	(19)	–	–
Amortization of prior service cost (credit)	1	–	–	(1)	–	–
Recognized net actuarial loss	10	–	–	6	–	–

Net periodic benefit cost	$26	$2	$1	$16	$2	$1

	Six Months Ended June 30,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$41	$4	$2	$32	$4	$2
Service cost	43	–	1	24	–	1
Expected return on plan assets	(52)	–	–	(36)	–	–
Amortization of prior service cost (credit)	1	–	(1)	(3)	–	–
Recognized net actuarial loss	18	–	–	13	–	–

Net periodic benefit cost	$51	$4	$2	$30	$4	$3

Note 7: Operating Segments

        The Company has grouped its products and services into two primary categories – those marketed to retail consumers and those marketed to commercial customers – and has established three operating segments for the purpose of management reporting: Retail Banking and Financial Services, Mortgage Banking and the Commercial Group. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer.

        The Company uses various methodologies, and continues to enhance those methodologies, to assign certain balance sheet and income statement items to the responsible operating segment. When changes are made to the methodologies used to measure segment profitability, results for prior periods are restated for comparability. A significant change that occurred in the first quarter of 2004 that is reflected in the operating segment financial highlights tables is the modified calculation of the long-term, normalized net charge-off ratio that is used to measure each segment's provision for loan and lease losses. The revised methodology recalibrates this ratio more frequently to the latest available experience factors that are used to measure expected losses on the Company's loan products. In the second quarter of 2004, we applied this methodology change on prior years and reallocated the adjustments on a monthly basis from the original straight-line basis. This change did not have a material impact on 2003's results of operations, but did impact the quarterly results.

        Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses at the Corporate level. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; (6) an economic capital model which is the framework for assessing business performance on a risk-adjusted basis. Changing economic conditions, further research and new data may lead to the update of the capital allocation assumptions; and (7) inter-segment activities which include a process for transferring originated mortgage loans held in portfolio from the Mortgage Banking segment to the Retail Banking and Financial Services segment and a broker fee arrangement between Mortgage Banking and Retail Banking and Financial Services. The process for transferring originated mortgage loans involves Mortgage Banking recognizing a gain on the sale of loans to Retail Banking and Financial Services based on an assumed profit factor. This assumed profit factor is included in Retail Banking and Financial Services loan premiums and amortization of loan premiums. The elimination of inter-segment gains on sale, loan premiums and amortization are included in the reconciliation adjustments column within these Note 7 tables and are described in the associated footnotes. The broker fee arrangement involves Retail Banking and Financial Services receiving revenue for the origination of home loans and Mortgage Banking receiving revenue for the origination of home equity loans and lines of credit. The net amount of the inter-segment broker fees is included in the inter-segment revenue (expense) line within these Note 7 tables.

        The Consumer Group provides access to customers through a wide range of channels, which encompass a network of retail banking stores, retail and wholesale home loan centers, ATMs and online banking. The Consumer Group consists of two distinct operating segments for which separate financial reports are prepared: the Retail Banking and Financial Services segment, and the Mortgage Banking segment.

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

        The Commercial Group's multiple business activities are managed as one operating segment. This group's products and services include loans made to developers of and investors in multi-family and real estate properties, commercial real estate loan servicing, selling commercial real estate loans to secondary market participants and mortgage banker financing. Through Long Beach Mortgage Company, a wholly-owned subsidiary of the Company and a component of the Company's specialty mortgage finance program, the Commercial Group originates and services home loans made to higher-risk borrowers that are sold to secondary market participants.

        In July 2004 the Company announced that the Commercial Group is exiting certain activities that are no longer strategically aligned with the Group's business objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million.

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

        Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2004
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,271		$358		$340		$(281)	$106	(1)	$1,794
Provision for loan and lease losses	42		3		10		–	5	(2)	60
Noninterest income	702		199		103		33	(143	)(3)	894
Inter-segment revenue (expense)	7		(7)		–		–	–		–
Noninterest expense	1,120		649		145		144	(210	)(4)	1,848

Income (loss) before income taxes	818		(102)		288		(392)	168		780
Income taxes (benefit)	310		(39)		101		(146)	65	(5)	291

Net income (loss)	$508		$(63)		$187		$(246)	$103		$489

Performance and other data:
Efficiency ratio	50.07	%(6)	108.71	%(6)	26.10	%(6)	n/a	n/a		68.77	%(7)
Average loans	$158,945		$26,999		$38,517		$–	$(1,553	)(8)	$222,908
Average assets	171,306		39,936		43,761		30,687	(1,750	)(8)(9)	283,940
Average deposits	128,680		19,837		6,898		9,391	n/a		164,806

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

(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.

(9)
Includes the impact to the allowance for loan and lease losses of $197 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Three Months Ended June 30, 2003
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$975		$668		$316		$(59)	$86	(1)	$1,986
Provision for loan and lease losses	37		1		26		–	17	(2)	81
Noninterest income	625		953		122		–	(174	)(3)	1,526
Inter-segment revenue (expense)	45		(45)		–		–	–		–
Noninterest expense	958		786		139		177	(210	)(4)	1,850

Income (loss) from continuing operations before income taxes	650		789		273		(236)	105		1,581
Income taxes (benefit)	245		300		97		(87)	31	(5)	586

Income (loss) from continuing operations, net of taxes	405		489		176		(149)	74		995
Income from discontinued operations, net of taxes	–		–		22		–	–		22

Net income (loss)	$405		$489		$198		$(149)	$74		$1,017

Performance and other data:
Efficiency ratio	50.40	%(6)	46.58	%(6)	24.95	%(6)	n/a	n/a		52.66	%(7)
Average loans	$114,390		$51,558		$34,480		$–	$(1,201	)(8)	$199,227
Average assets	125,666		73,411		43,133		43,492	(1,665	)(8)(9)	284,037
Average deposits	123,767		30,039		4,868		5,006	n/a		163,680

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

(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.

(9)
Includes the impact to the allowance for loan and lease losses of $464 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Six Months Ended June 30, 2004
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,507		$635		$680		$(504)	$208	(1)	$3,526
Provision for loan and lease losses	80		5		25		–	6	(2)	116
Noninterest income (expense)	1,325		959		189		(35)	(307	)(3)	2,131
Inter-segment revenue (expense)	12		(12)		–		–	–		–
Noninterest expense	2,191		1,320		297		340	(420	)(4)	3,728

Income (loss) from continuing operations before income taxes	1,573		257		547		(879)	315		1,813
Income taxes (benefit)	596		97		192		(329)	120	(5)	676

Income (loss) from continuing operations, net of taxes	977		160		355		(550)	195		1,137
Income from discontinued operations, net of taxes	–		–		–		399	–		399

Net income (loss)	$977		$160		$355		$(151)	$195		$1,536

Performance and other data:
Efficiency ratio	50.32%	(6)	76.91%	(6)	27.39%	(6)	n/a	n/a		65.92%	(7)
Average loans	$154,150		$23,435		$37,761		$–	$(1,529	)(8)	$213,817
Average assets	166,302		37,706		43,316		32,052	(1,703	)(8)(9)	277,673
Average deposits	128,340		17,357		6,474		7,209	n/a		159,380

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
(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.
(9)
Includes the impact to the allowance for loan and lease losses of $174 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Six Months Ended June 30, 2003
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,909		$1,345		$635		$(78)	$167	(1)	$3,978
Provision for loan and lease losses	73		1		62		–	33	(2)	169
Noninterest income (expense)	1,198		1,788		218		(63)	(320	)(3)	2,821
Inter-segment revenue (expense)	95		(95)		–		–	–		–
Noninterest expense	1,886		1,446		265		317	(418	)(4)	3,496

Income (loss) from continuing operations before income taxes	1,243		1,591		526		(458)	232		3,134
Income taxes (benefit)	468		605		188		(170)	70	(5)	1,161

Income (loss) from continuing operations, net of taxes	775		986		338		(288)	162		1,973
Income from discontinued operations, net of taxes	–		–		41		–	–		41

Net income (loss)	$775		$986		$379		$(288)	$162		$2,014

Performance and other data:
Efficiency ratio	50.88%	(6)	44.21%	(6)	24.24%	(6)	n/a	n/a		51.42%	(7)
Average loans	$115,297		$47,065		$34,427		$–	$(1,162	)(8)	$195,627
Average assets	126,861		70,245		42,833		44,076	(1,617	)(8)(9)	282,398
Average deposits	123,503		27,497		4,670		5,139	n/a		160,809

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
(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services segment recognized from the transfer of portfolio loans from the Mortgage Banking segment.
(9)
Includes the impact to the allowance for loan and lease losses of $455 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

Note 8: Restatement of Financial Statements

        During the fourth quarter of 2003, the Company concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect.

        Deferred acquisition costs represent anticipated annual refunds of a lump-sum payment that the Company made to insurers at the inception of the policies to cover the insurers' related federal tax exposure. As the insurers realize the tax benefits of the acquisition costs over a 10-year period, the initial lump-sum payment is refunded to the Company. As the Company expects to receive a full refund of the initial lump-sum payment, the Company previously recorded the initial payment to the insurers as an asset. However, since the contractual agreement indicates the refunds will be made at the insurer's discretion, the immediate recognition of an asset was determined to not be appropriate. Under the revised accounting policy the Company records an expense for the initial lump-sum payments and records income as the payments are refunded.

        Claims stabilization reserves represent funds that have been set aside by the insurer from income earned on investments to be used to fund the Company's self-insured portion of death benefit payments. Provided that the Company holds the policies until all benefit payments have been made, all funds will be remitted to the Company. Since the Company has the intent and ability to hold those policies until such time, the Company previously recorded increases to claims stabilization reserves as assets and recognized income. However, in the event that the Company does not hold the policies until all benefit payments have been made, such funds may not be remitted to the Company. Accordingly, the Company has changed its accounting policy, which now defers the recognition of this asset until benefit payments or refunds from that reserve are received.

        The financial statement effect of the previous accounting treatment resulted in the overstatement of the cash surrender value component of the insurance policies and had the corresponding effect of overstating other noninterest income. Thus, the ensuing restatement decreased other assets and retained earnings by $83 million as of June 30, 2003. The Company has corrected its accounting for all affected prior reporting periods. The table below shows the impact of the restatements on net income and basic and diluted earnings per share for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in millions, except per share amounts)
Net Income:
Net income as previously reported	$1,020	$2,023
Restatement adjustment	(3)	(9)

Net income as restated	$1,017	$2,014

Basic Earnings Per Share:
Net income as previously reported	$1.12	$2.21
Restatement adjustment	–	(0.01)

Net income as restated	$1.12	$2.20

Diluted Earnings Per Share:
Net income as previously reported	$1.10	$2.17
Restatement adjustment	(0.01)	(0.01)

Net income as restated	$1.09	$2.16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Restatement of Financial Statements

        During the fourth quarter of 2003, Washington Mutual, Inc. (together with its subsidiaries "Washington Mutual," or the "Company") concluded that the inclusion of certain components (i.e. deferred acquisition costs and claims stabilization reserves) in the cash surrender value of its bank-owned life insurance policies was incorrect. The accounting policy the Company previously used resulted in the overstatement of the cash surrender value of the policies and, accordingly, other noninterest income. This restatement also decreased other assets, and correspondingly, retained earnings by $83 million as of June 30, 2003. The restatement only affects periods commencing with the second quarter of 2000 when the policies were first acquired and had no tax effect. The Company has corrected its accounting for all affected prior reporting periods.

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

Cautionary Statements

        Our Form 10-Q and other documents that we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

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

  •
  If we are unable to fully realize the operational and systems efficiencies sought to be achieved from our business segment realignment and our cost containment initiative, our earnings could be adversely affected;

  •
  We face competition for loans and deposits from banking and nonbanking companies and national mortgage companies; and

  •
  Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

Overview

        Net income for the second quarter of 2004 was $489 million, or $.55 per diluted share, a decrease from $995 million, or $1.07 per diluted share from continuing operations for the second quarter of 2003.

        Home loan mortgage banking income declined from $531 million in the first quarter of 2004 to zero in the second quarter due to increases in mortgage interest rates during the quarter. At June 30, 2004, the 30-year conforming Freddie Mac fixed mortgage rate was 6.29%, an increase of 84 basis points from 5.45% at March 31, 2004. The performance of the Company's MSR asset, net of hedging and risk management activities was adversely impacted by the sharp increase in rates. As interest rates increased, basis spreads between mortgage rates and interest rate swap indices tightened, resulting in losses on MSR hedging and risk management derivatives that exceeded the increase in value of the MSR.

        An important factor affecting the value of the MSR is the estimated prepayment speed of the underlying loan servicing portfolio. As interest rates increase the propensity for loans to be prepaid decreases as there is less incentive for customers to refinance. This lengthens the expected life of the loan and thus increases the value of the MSR. However, when interest rates increase beyond a point where the coupon rates in the loan servicing portfolio are lower than current market rates, the sensitivity of the MSR to further interest rate increases diminishes. At June 30, 2004, the weighted average coupon rate (annualized) of the loan servicing portfolio was 5.93%, 36 basis points below the 30-year conforming Freddie Mac fixed mortgage rate on that date. The corresponding MSR derivative instruments, in contrast, declined in value in a more linear fashion. Accordingly, these factors caused the decline in value of the derivatives to outpace the increase in value of the MSR.

        The Company began applying fair value hedge accounting treatment to most of its MSR asset on April 1, 2004. To the extent that the hedging relationship is determined to be highly effective, this treatment requires changes in value of the hedging derivatives to be offset by changes in fair value of the hedged MSR. Unlike lower of cost or market value accounting, the recorded value of the hedged MSR may exceed its original cost basis. Had the Company not applied fair value hedge accounting treatment to the MSR asset in the second quarter, the Company estimates that the aggregate amount of MSR valuation changes would have decreased from $1.93 billion to $1.77 billion, which would have decreased noninterest income by approximately $165 million.

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments during the first and second quarters of 2004 as well as the six months ended June 30, 2004:

	Quarter Ended		Six Months Ended
	June 30, 2004	March 31, 2004	June 30, 2004
	(in millions)
Statement No. 133 MSR accounting valuation adjustments	$1,707	$–	$1,707
Change in value of MSR accounted for under lower of aggregate cost or market value methodology	227	(606)	(379)

Total MSR valuation changes	1,934	(606)	1,328
Statement No. 133 fair value hedging adjustments	(1,985)	–	(1,985)
Revaluation gain (loss) from derivatives – MSR risk management	(322)	1,108	786
Net settlement income from certain interest-rate swaps	195	160	355

Net valuation changes in hedging and risk management instruments	(2,112)	1,268	(844)

Total changes in MSR valuation, net of hedging and risk management instruments	$(178)	$662	$484

        Gain from mortgage loans, net of risk management instruments increased to $255 million, compared with a net gain of $105 million in the first quarter of 2004. Rates experienced a brief decline during March of 2004, spurring a small refinancing surge and resulting in an increase in home loan volume to $63.15 billion in the second quarter of 2004, up from $50.50 billion in the preceding quarter. However, as mortgage rates subsequently increased, the U.S. mortgage refinance index (seasonally adjusted) declined by 71% between April 1 and June 30, 2004, resulting in much lower home loan application volume during the latter part of the second quarter. Recent forecasts of mortgage industry home loan volume for the second half of 2004 have also been revised downward in anticipation of a continuing slowdown in refinancing activity. As the Company expects the trend of a sustained higher interest rate environment to continue for the remainder of 2004, we expect gain from mortgage loans to decline as home loan volume diminishes.

        A prominent management priority continues to be the cost containment initiative, originally announced in the fourth quarter of 2003. As of June 30, 2004, this initiative has resulted in cumulative headcount reductions of approximately 5,000, excluding temporary and contract workers, with approximately 1,300 additional employees who received termination notices as of that date. This initiative, which is not expected to be completed until the middle of 2005, is primarily directed at reducing the fixed cost structure of the mortgage banking business through employee headcount reductions and facilities closures. Until the cost structure approaches a level that is commensurate with the cost structures of other mortgage banking industry leaders, the profitability and the competitive position of our mortgage banking business will be adversely affected. The primary components of noninterest expense that are impacted by this initiative are compensation and benefits due to headcount reductions and severance charges associated with those reductions, and occupancy and equipment expenses due to facilities closures. A significant milestone within this initiative occurred in July 2004, when the Company completed its conversion of all home loan customer records onto a single servicing system.

        In July 2004, the Company announced that approximately 2,500 additional mortgage banking positions are to be eliminated by the end of the year. The Company also announced in July 2004 that its mortgage banking business will concentrate its activities in markets in which the Company believes it can optimize its retail banking cross-selling opportunities. Customers outside of these markets will continue to be served through existing wholesale and correspondent lending relationships. This initiative resulted in the sale of 94 retail mortgage lending offices in August 2004, with six additional offices expected to be closed or sold by September 30, 2004.

        In July 2004, the Company announced that the Commercial Group is exiting certain activities that are no longer strategically aligned with the Group's business objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million. This initiative will result in the closure, over time, of approximately 50 commercial banking locations and the elimination of approximately 850 positions.

        Ultimately, the reduced expenses to be realized in 2004 from the cost containment initiative are expected to offset this year's incremental costs from the continuing expansion of the retail banking franchise, thus producing a noninterest expense run rate in 2004 that is essentially flat when compared to the total noninterest expense incurred in 2003.

        The net interest margin was 2.86% for the second quarter of 2004, a decline of 36 basis points from the second quarter of 2003 as yields on interest-earning assets continued to decline, primarily from the sales and runoff of higher yielding debt securities and loans during the second half of 2003 and the first part of 2004. On a sequential quarter basis, the margin declined by only three basis points, as it was sustained by the first quarter 2004 termination of approximately $5 billion in higher costing floating-rate Federal Home Loan Bank ("FHLB") advances, along with certain interest rate swaps that had been used to synthetically convert these borrowings to fixed-rate instruments. The sequential quarter performance of the margin also benefited from a significant increase in average noninterest-bearing custodial and escrow deposits, which resulted from the brief increase in refinancing activity during the earlier part of the second quarter. Although the Company expects the margin for the full year of 2004 to fall toward the lower end of our long-term target range of 2.80% to 3.10%, the margin for the subsequent quarters in 2004 is expected to dip below this low point as a result of the Federal Reserve's recent 25 basis point increase in the targeted federal funds rate and due to the significant decline in custodial and escrow deposits at the end of the second quarter, which occurred due to the diminishing levels of refinancing activity. At June 30, 2004, custodial and escrow deposits were $4.18 billion lower than the quarterly average. The margin may face further pressure if the future performance of the domestic economy prompts the Federal Reserve to initiate further rate increases.

        The Company continued to make progress in deepening its retail banking market penetration, as more than 200 net new retail banking stores were opened during the past twelve months and the number of retail checking accounts grew by nearly 800,000 during that period, which contributed to a $53 million increase in depositor and other retail banking fees in the second quarter of 2004 as compared with the same quarter in 2003. During the quarter the Company opened 61 net new retail banking stores, including 20 in the Company's newest market, Tampa-St. Petersburg, Florida and 20 in Chicago, Illinois.

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

  Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control environment over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2004.

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

Recently Issued Accounting Standards

        In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company's liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. Although not presumptive, a pattern of selling investments prior to the forecasted fair value recovery may call into question a company's intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This new guidance is effective for reporting periods beginning after June 15, 2004 and the Company is currently evaluating the impact this guidance will have on its process for determining whether other-than-temporary declines exist within its debt and equity investment securities portfolio. Adoption of this guidance may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders' equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,794	$1,986	$3,526	$3,978
Net interest margin	2.86%	3.22%	2.88%	3.25%
Noninterest income	$894	$1,526	$2,131	$2,821
Noninterest expense	1,848	1,850	3,728	3,496
Net income	489	1,017	1,536	2,014
Basic earnings per common share:
Income from continuing operations	$0.57	$1.09	$1.32	$2.15
Income from discontinued operations, net	–	0.03	0.46	0.05

Net income	0.57	1.12	1.78	2.20
Diluted earnings per common share:
Income from continuing operations	$0.55	$1.07	$1.29	$2.12
Income from discontinued operations, net	–	0.02	0.45	0.04

Net income	0.55	1.09	1.74	2.16
Basic weighted average number of common shares outstanding (in thousands)	860,496	910,921	861,898	915,974
Diluted weighted average number of common shares outstanding (in thousands)	883,414	929,386	884,940	932,109
Dividends declared per common share	$0.43	$0.30	0.85	$0.59
Return on average assets(1)	0.69%	1.43%	1.11%	1.43%
Return on average common equity(1)	9.63	19.26	15.21	19.35
Efficiency ratio(2)(3)	68.77	52.66	65.92	51.42
Asset Quality
Nonaccrual loans(4)(5)	$1,396	$1,893	$1,396	$1,893
Foreclosed assets(5)	286	307	286	307

Total nonperforming assets(5)	$1,682	$2,200	$1,682	$2,200
Nonperforming assets/total assets(5)	0.60%	0.78%	0.60%	0.78%
Restructured loans(5)	$79	$89	$79	$89

Total nonperforming assets and restructured loans(5)	1,761	2,289	1,761	2,289
Allowance for loan and lease losses(5)	1,293	1,530	1,293	1,530
Allowance as a percentage of total loans held in portfolio(5)	0.66%	1.02%	0.66%	1.02%
Provision for loan and lease losses	$60	$81	$116	$169
Net charge-offs	24	81	70	139
Capital Adequacy(5)
Stockholders' equity/total assets	7.31%	7.41%	7.31%	7.41%
Tangible common equity(6)/total tangible assets(6)	5.32	5.26	5.32	5.26
Estimated total risk-based capital/risk-weighted assets(7)	10.39	11.68	10.39	11.68
Per Common Share Data
Book value per common share(5)(8)	$23.51	$23.13	$23.51	$23.13
Market prices:
High	44.25	43.90	45.28	43.90
Low	38.47	35.68	38.47	32.98
Period end	38.64	41.30	38.64	41.30

(1)
Includes income from continuing and discontinued operations for the three months ended June 30, 2003 and six months ended June 30, 2004 and 2003.
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
(8)
Excludes 6,000,000 shares held in escrow at June 30, 2004, and 17,100,000 shares held in escrow at June 30, 2003.

Summary Financial Data (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Supplemental Data
Average balance sheet:
Total loans held for sale	$31,694	$51,519	$27,776	$49,422
Total loans held in portfolio	191,214	147,708	186,041	146,205
Total interest-earning assets	251,264	246,851	245,621	244,831
Total assets	283,940	284,037	277,673	282,398
Total interest-bearing deposits	127,670	120,144	125,503	119,560
Total noninterest-bearing deposits	37,136	43,536	33,877	41,249
Total stockholders' equity	20,288	21,112	20,188	20,819
Period-end balance sheet:
Loans held for sale	26,409	44,870	26,409	44,870
Loans held in portfolio, net of allowance for loan and lease losses	194,636	148,520	194,636	148,520
Total assets	278,544	283,120	278,544	283,120
Total deposits	162,466	166,457	162,466	166,457
Total stockholders' equity	20,369	20,978	20,369	20,978
Loan volume:
Home loans:
Adjustable rate	29,753	24,847	51,575	48,278
Fixed rate	26,076	80,107	47,640	152,139
Specialty mortgage finance(1)	7,323	4,658	14,436	9,187

Total home loan volume	63,152	109,612	113,651	209,604
Total loan volume	79,521	121,625	141,686	230,404
Home loan refinancing(2)	40,201	87,772	73,434	170,404
Total refinancing(2)	42,244	89,881	77,171	173,925

(1)
Represents purchased Specialty Mortgage Finance loan portfolios and mortgages originated by Long Beach Mortgage Company.

(2)
Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

  Net Interest Income

        Net interest income decreased predominantly from contraction of the net interest margin, which declined by 36 and 37 basis points to 2.86% and 2.88% for the three and six months ended June 30, 2004 from 3.22% and 3.25% for the same periods in 2003, as yields on interest-earning assets continue to decline, primarily as a result of the sales and runoff of higher yielding loans and debt securities during the second half of 2003 and the first part of 2004. The decline in the net interest margin was partially offset by decreases in the cost of deposits. In particular, the average rate paid on interest-bearing checking (Platinum) accounts decreased to 1.39% from 1.89% on an average balance of $61.77 billion and $54.94 billion for the three months ended June 30, 2004 and 2003, and decreased to 1.38% from 1.99% on an average balance of $62.07 billion and $53.68 billion for the six months ended June 30, 2004 and 2003. Further offsetting the decline in the net interest margin was the termination of higher cost FHLB advances along with the termination of swaps hedging those advances. This contributed to the decrease in FHLB funding costs of 68 basis points, from 2.56% at the end of the second quarter 2003 to 1.88% at the end of the second quarter 2004.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $74 million and $201 million for the three and six months ended June 30, 2004, compared with $156 million and $304 million for the same periods in 2003.

        Detailed average balances of interest and noninterest-earning assets as well as interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
		(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,030	1.14%	$3	$3,448	1.29%	$11
Available-for-sale securities(1):
Mortgage-backed securities	9,887	3.92	97	24,087	5.22	314
Investment securities	11,975	2.76	83	14,880	4.14	154
Loans held for sale(2)	31,694	5.00	396	51,519	5.38	693
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	105,360	4.12	1,086	83,426	4.95	1,033
Purchased specialty mortgage finance	15,361	4.77	183	10,475	5.50	144

Total home loans	120,721	4.20	1,269	93,901	5.01	1,177
Home equity loans and lines of credit	33,716	4.53	381	19,238	5.13	246
Home construction:
Builder(4)	1,211	4.35	13	1,103	4.77	13
Custom(5)	1,299	6.16	20	927	7.48	17
Multi-family	20,809	4.97	259	19,036	5.34	255
Other real estate	6,502	6.05	98	7,306	6.25	114

Total loans secured by real estate	184,258	4.43	2,040	141,511	5.15	1,822
Consumer	927	9.92	23	1,253	8.93	28
Commercial business	6,029	3.83	58	4,944	4.38	55

Total loans held in portfolio	191,214	4.44	2,121	147,708	5.16	1,905
Other	5,464	3.84	52	5,209	4.69	61

Total interest-earning assets	251,264	4.38	2,752	246,851	5.08	3,138
Noninterest-earning assets:
Mortgage servicing rights	7,128			4,754
Goodwill	6,196			6,196
Other(6)	19,352			26,236

Total assets	$283,940			$284,037

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.

(2)
Nonaccrual loans are included in the average loan amounts outstanding.

(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $91 million and $76 million for the three months ended June 30, 2004 and 2003.

(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.

(5)
Represents construction loans made directly to the intended occupant of a single-family residence.

(6)
Includes assets of continuing and discontinued operations for the quarter ended June 30, 2003.

(Continued from the previous page.)

	Three Months Ended June 30,
	2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
		(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$65,468	1.28%	$208	$60,597	1.74%	$262
Savings and money market deposits	29,328	0.82	60	28,229	0.98	69
Time deposits	32,874	2.31	190	31,318	2.77	217

Total interest-bearing deposits	127,670	1.44	458	120,144	1.83	548
Federal funds purchased and commercial paper	3,029	1.07	8	2,972	1.27	10
Securities sold under agreements to repurchase	17,004	2.28	98	20,040	2.66	134
Advances from Federal Home Loan Banks	59,233	1.88	281	51,916	2.56	334
Other	12,774	3.56	113	13,297	3.80	126

Total interest-bearing liabilities	219,710	1.74	958	208,369	2.21	1,152

Noninterest-bearing sources:
Noninterest-bearing deposits	37,136			43,536
Other liabilities(7)	6,806			11,020
Stockholders' equity	20,288			21,112

Total liabilities and stockholders' equity	$283,940			$284,037

Net interest spread and net interest income		2.64	$1,794		2.87	$1,986

Impact of noninterest-bearing sources		0.22			0.35
Net interest margin		2.86			3.22

(7)
Includes liabilities of continuing and discontinued operations for the quarter ended June 30, 2003.

	Six Months Ended June 30,
	2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,028	1.24%	$6	$4,286	1.27%	$27
Available-for-sale securities(1):
Mortgage-backed securities	9,943	4.14	205	25,142	5.26	661
Investment securities	15,524	3.08	239	14,903	4.34	323
Loans held for sale(2)	27,776	5.21	724	49,422	5.51	1,361
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	104,025	4.18	2,174	83,255	5.08	2,116
Purchased specialty mortgage finance	14,689	4.98	366	10,286	5.72	294

Total home loans	118,714	4.28	2,540	93,541	5.15	2,410
Home equity loans and lines of credit	31,489	4.62	725	18,248	5.28	480
Home construction:
Builder(4)	1,164	4.38	26	1,080	4.90	27
Custom(5)	1,249	6.16	38	923	7.61	35
Multi-family	20,592	5.02	517	18,758	5.50	516
Other real estate	6,546	5.91	194	7,525	6.30	237

Total loans secured by real estate	179,754	4.50	4,040	140,075	5.29	3,705
Consumer	962	10.04	48	1,293	8.94	57
Commercial business	5,325	3.91	105	4,837	4.42	107

Total loans held in portfolio	186,041	4.51	4,193	146,205	5.30	3,869
Other	5,309	4.00	106	4,873	5.16	125

Total interest-earning assets	245,621	4.46	5,473	244,831	5.20	6,366
Noninterest-earning assets:
Mortgage servicing rights	6,500			5,103
Goodwill	6,196			6,202
Other(6)	19,356			26,262

Total assets	$277,673			$282,398

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.

(2)
Nonaccrual loans are included in the average loan amounts outstanding.

(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $160 million and $134 million for the six months ended June 30, 2004 and 2003.

(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.

(5)
Represents construction loans made directly to the intended occupant of a single-family residence.

(6)
Includes assets of continuing and discontinued operations for the six months ended June 30, 2003.

(Continued from the previous page.)

	Six Months Ended June 30,
	2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$66,449	1.28%	$422	$59,416	1.83%	$538
Savings and money market deposits	28,122	0.79	110	28,056	1.03	143
Time deposits	30,932	2.39	369	32,088	2.85	454

Total interest-bearing deposits	125,503	1.44	901	119,560	1.91	1,135
Federal funds purchased and commercial paper	3,261	1.07	18	2,339	1.29	15
Securities sold under agreements to repurchase	19,479	2.08	205	20,205	2.71	274
Advances from Federal Home Loan Banks	56,077	2.07	586	53,869	2.64	712
Other	13,403	3.56	237	13,694	3.66	252

Total interest-bearing liabilities	217,723	1.79	1,947	209,667	2.29	2,388

Noninterest-bearing sources:
Noninterest-bearing deposits	33,877			41,249
Other liabilities(7)	5,885			10,663
Stockholders' equity	20,188			20,819

Total liabilities and stockholders' equity	$277,673			$282,398

Net interest spread and net interest income		2.67	$3,526		2.91	$3,978

Impact of noninterest-bearing sources		0.21			0.34
Net interest margin		2.88			3.25

(7)
Includes liabilities of continuing and discontinued operations for the six months ended June 30, 2003.

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income:
Loan servicing fees	$485	$593	(18)%	$987	$1,206	(18)%
Amortization of mortgage servicing rights	(546)	(1,032)	(47)	(1,296)	(2,000)	(35)
MSR valuation adjustments:
MSR net ineffectiveness under Statement No. 133	(278)	–	–	(278)	–	–
MSR lower of cost or market adjustment	227	(309)	–	(379)	(272)	39

Net MSR valuation adjustments	(51)	(309)	(84)	(657)	(272)	142
Other, net	(89)	(161)	(45)	(155)	(294)	(47)

Net home loan servicing expense	(201)	(909)	(78)	(1,121)	(1,360)	(18)
Revaluation gain (loss) from derivatives	(180)	598	–	862	815	6
Net settlement income from certain interest-rate swaps	192	84	129	359	224	61
Gain from mortgage loans	113	747	(85)	284	1,391	(80)
Loan related income	76	91	(17)	147	166	(12)
Gain from sale of originated mortgage-backed securities	–	–	–	–	1	(100)

Total home loan mortgage banking income	–	611	(100)	531	1,237	(57)
Depositor and other retail banking fees	507	454	12	969	875	11
Securities fees and commissions	105	100	6	212	189	12
Insurance income	57	48	20	118	94	26
Portfolio loan related income	103	111	(6)	190	227	(16)
Gain from other available-for-sale securities	41	137	(70)	62	131	(53)
Loss on extinguishment of borrowings	(1)	(49)	(99)	(90)	(136)	(34)
Other income	82	114	(29)	139	204	(32)

Total noninterest income	$894	$1,526	(41)	$2,131	$2,821	(24)

  Home Loan Mortgage Banking Income

        The decrease in home loan servicing fees for the three and six months ended June 30, 2004 was the result of the decrease in our loans serviced for others portfolio and a decline in the weighted average servicing fee. Our loans serviced for others portfolio decreased as the Company's loan volume mix began to shift from salable production to balance sheet portfolio lending during the second half of 2003 due to the end of the refinancing boom. This caused the volume of new, salable loan production to be lower than the paydown rate of the servicing portfolio.

        The weighted average servicing fee decreased from 36 basis points at June 30, 2003 to 34 basis points at June 30, 2004 largely due to transactions entered into, from time to time, in which a portion of the future contractual servicing cash flows are securitized and sold to third parties. These transactions decreased the net MSR balance by $248 million during the twelve months ending June 30, 2004, but had no impact on the unpaid principal balance of the loans serviced for others portfolio. Additionally, the Company has entered into loan sales and securitizations with certain government-sponsored and private enterprises in which it has retained a smaller servicing fee than is common in the industry. The smaller servicing fee leads to a lower value for the resulting MSR and greater cash proceeds when the loans or securities are sold.

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Statement No. 133 MSR accounting valuation adjustments	$1,707	$–	$1,707	$–
Change in value of MSR accounted for under lower of aggregate cost or market value methodology	227	(309)	(379)	(272)

Total MSR valuation changes	1,934	(309)	1,328	(272)
Statement No. 133 fair value hedging adjustments	(1,985)	–	(1,985)	–
Revaluation gain (loss) from derivatives – MSR risk management	(322)	745	786	1,157
Net settlement income from certain interest-rate swaps	195	84	355	224

Net valuation change in hedging and risk management instruments	(2,112)	829	(844)	1,381

Total change in MSR valuation, net of hedging and risk management instruments	$(178)	$520	$484	$1,109

        The following tables separately present the risk management results associated with the economic hedges of MSR, loans held for sale and other risk management activities included within noninterest income for the three and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	MSR	Loans Held for Sale	Other	Total	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$(322)	$142	$–	$(180)	$786	$76	$–	$862
Net settlement income (loss) from certain interest-rate swaps	195	(3)	–	192	355	4	–	359
Gain from other available-for-sale securities	–	–	41	41	5	–	57	62

Total	$(127)	$139	$41	$53	$1,146	$80	$57	$1,283

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003
	MSR	Loans Held for Sale	Other	Total	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$745	$(147)	$–	$598	$1,157	$(342)	$–	$815
Net settlement income from certain interest-rate swaps	84	–	–	84	224	–	–	224
Gain (loss) from other available-for-sale securities	140	–	(3)	137	140	–	(9)	131

Total	$969	$(147)	$(3)	$819	$1,521	$(342)	$(9)	$1,170

        Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement of Financial Accounting Standards ("Statement") No. 133.

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. Applying fair value hedge accounting to the MSR results in the changes in fair value of the hedging derivatives to be netted against the changes in fair value of the hedged MSR, to the extent the hedge relationship is determined to be highly effective. We use standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. Unlike the lower of cost or market value accounting methodology, the recorded value of the hedged MSR may exceed its original cost basis. The portion of the MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of aggregate cost or market value.

        The total change in MSR valuation, net of hedging and risk management instruments was a loss of $178 million in the second quarter of 2004, compared with a gain of $520 million in the second quarter of 2003. The hedging performance of the MSR asset was affected by the significant increase in mortgage interest rates during the quarter. At June 30, 2004, the 30-year conforming Freddie Mac fixed mortgage rate was 6.29%, an increase of 84 basis points from 5.45% at March 31, 2004. As interest rates increased, basis spreads between mortgage rates and interest rate swap indices tightened, resulting in losses on MSR hedging and risk management derivatives that exceeded the increase in value of the MSR.

        An important factor affecting the value of the MSR is the estimated prepayment speed of the underlying loan servicing portfolio. As interest rates increase the propensity for loans to be prepaid decreases as there is less incentive for customers to refinance. This lengthens the expected life of the loan and thus increases the value of the MSR. However, when interest rates increase beyond a point where the coupon rates in the loan servicing portfolio are lower than current market rates, the sensitivity of the MSR to further interest rate increases diminishes. At June 30, 2004, the weighted average coupon rate (annualized) of the loan servicing portfolio was 5.93%, 36 basis points below the 30-year conforming Freddie Mac fixed mortgage rate on that date. The corresponding MSR derivative instruments, in contrast, declined in value in a more linear fashion. Accordingly, these factors caused the decline in value of the derivatives to outpace the increase in value of the MSR.

        MSR amortization expense was lower in the first half of 2004, compared with the same period in 2003, due to a decline in the high prepayment rates experienced in the first half of 2003 and the large other than temporary MSR impairment recorded in that year.

        During the second quarter of 2004, we recorded other than temporary MSR impairment of $388 million on the MSR asset. This amount was determined by applying an appropriate interest rate shock to the MSR in order to estimate the amount of the valuation allowance we may expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR, including the Statement No. 133 valuation adjustments, exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as other than temporary impairment. The initial application of fair value hedge accounting treatment to most of the Company's MSR during the second quarter of 2004 effectively resulted in the Company recording much of the recovery in the value as a Statement No. 133 valuation adjustment. Absent the application of Statement 133 to the Company's MSR asset, most of the MSR recovery recognized during the second quarter would have been recorded as a reversal of the valuation allowance.

        The decrease in other home loan servicing expense for the three and six months ended June 30, 2004 resulted from lower loan pool expenses due to the reduction in refinancing activity. Loan pool expenses represent the amount of interest expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly investor pool cutoff date.

        In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. For the portion of the MSR that is accounted for under the lower of aggregate cost or market value methodology, an impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At June 30, 2004, we stratified the loans in our servicing portfolio as follows:

		June 30, 2004
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,723	$461	$1,262	$1,262
Government-sponsored enterprises	6.00% and below	3,324	459	2,865	2,865
Government-sponsored enterprises	6.01% to 7.49%	1,838	729	1,109	1,109
Government-sponsored enterprises	7.50% and above	249	92	157	157
Government	6.00% and below	565	63	502	502
Government	6.01% to 7.49%	670	231	439	439
Government	7.50% and above	313	127	186	186
Private	6.00% and below	536	62	474	474
Private	6.01% to 7.49%	309	117	192	192
Private	7.50% and above	115	33	82	82

Total primary servicing		9,642	2,374	7,268	7,268
Master servicing	All loans	110	40	70	70
Specialty home loans	All loans	136	–	136	155
Multi-family	All loans	30	3	27	27

Total		$9,918	$2,417	$7,501	$7,520

        At June 30, 2004, key economic assumptions and the sensitivity of the current fair value of home loan MSR to immediate changes in those assumptions were as follows:

	June 30, 2004
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprises	Privately Issued	All Types	Specialty Home Loans
		(dollars in millions)
Fair value of home loan MSR	$5,258	$748	$1,262	$155
Expected weighted-average life (in years)	4.2	4.2	3.9	2.7
Constant prepayment rate ("CPR")(1)	14.22%	15.21%	19.10%	30.40%
Impact on fair value of 25% decrease in CPR	$773	$132	$224	$27
Impact on fair value of 50% decrease in CPR	1,802	308	538	66
Impact on fair value of 25% increase in CPR	(600)	(102)	(167)	(21)
Impact on fair value of 50% increase in CPR	(1,079)	(186)	(296)	(38)
Discounted cash flow rate ("DCF")	8.71%	10.19%	9.99%	20.00%
Impact on fair value of 10% decrease in DCF	n/a	n/a	n/a	$5
Impact on fair value of 25% decrease in DCF	$448	$71	$48	12
Impact on fair value of 50% decrease in DCF	980	156	155	n/a
Impact on fair value of 25% increase in DCF	(383)	(59)	(119)	(10)
Impact on fair value of 50% increase in DCF	(713)	(109)	(187)	(18)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, our methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2003 Annual Report on Form 10-K/A for further discussion of how MSR impairment is measured.

        The Company recorded a gain from mortgage loans, net of revaluation gain from derivatives used as loans held for sale risk management instruments, of $255 million and $360 million for the three and six months ended June 30, 2004, compared with a net gain of $600 million and $1.05 billion for the same periods in 2003. Historically low mortgage interest rates during the first part of 2003 generated extremely high levels of salable fixed-rate home loan volume, most of which was the result of refinancing activity. When the industry-wide refinancing boom ended later that year, customer preferences began to shift away from fixed-rate loans to adjustable-rate products. Accordingly, the Company's fixed-rate home loan volume declined from $155.07 billion in the first half of 2003 to $52.09 billion in the same period of 2004. Conversely, short-term adjustable-rate loan volume, which the Company generally retains in its loan portfolio, increased from $10.94 billion in the first half of 2003 to $31.21 billion in the same period of 2004.

        As part of its mortgage banking activities, the Company enters into commitments to originate or purchase loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Changes in fair value that occur subsequent to the issuance of these rate lock commitments are recorded in gain from mortgage loans on the Consolidated Statements of Income. For all reporting periods prior to the first quarter of 2004, the amount of the expected servicing rights to be retained upon the sale of the loans was included in the initial valuation. In March 2004, SEC Staff Accounting Bulletin No. 105 ("SAB 105") was issued, which provided guidance regarding loan commitments that are intended to be sold. In this Bulletin, the SEC stated that the amount of the expected servicing rights should not be included when determining the fair value of interest rate lock commitments on mortgage loans that are intended to be sold. The guidance in SAB 105 must be applied to such interest rate locks issued after March 31, 2004. In anticipation of this Bulletin, the Company prospectively changed its accounting policy for rate lock commitments on January 1, 2004. Under the new policy, gains resulting from the valuation of expected servicing rights that had previously been recorded at the issuance of the rate lock are not recognized until the underlying loans are sold or securitized. Generally, loans held for sale are sold within 60 to 120 days after the issuance of the rate lock commitment.

        As part of its normal servicing activities, the Company repurchases delinquent mortgages contained within Government National Mortgage Association ("GNMA") loan servicing pools and, in general, resells them to secondary market participants. Accordingly, gains from the resale of these mortgages are reported as gain from mortgage loans. In one part of the Company's program, certain loans that have been 30 days past due for three consecutive months (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, certain loans that have missed three consecutive payments are likewise purchased and resold. Gain from the sale of these loans was $45 million and $100 million for the three and six months ended June 30, 2004 and $152 million and $228 million for the same periods in 2003. The Company does not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but continues to make such purchases from previously created pools. Over time, we expect gains from the repurchase of "rolling 30 loans" to diminish as the pools that are eligible for repurchase are depleted.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to changes in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, net gains of $142 million and $76 million were recognized as revaluation gains from derivatives during the three and six months ended June 30, 2004, compared with revaluation losses of $147 million and $342 million for the same periods in 2003. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of June 30, 2004, the fair value of loans held for sale was $26.53 billion with a carrying amount of $26.41 billion, and as of December 31, 2003, the fair value and carrying amount were $20.34 billion.

        Net settlement income from certain interest-rate swaps consisted of receive-fixed swaps, which were used predominantly as MSR risk management derivatives. At June 30, 2004, the total notional amount of these receive-fixed swaps was $34.13 billion, compared with $8.15 billion at June 30, 2003.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three and six months ended June 30, 2004, compared with the same periods in 2003, was largely due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in ATM and debit card related income. The number of noninterest-bearing checking accounts at June 30, 2004 totaled approximately 6.8 million, compared with approximately 6.1 million at June 30, 2003.

        Insurance income increased during the three and six months ended June 30, 2004 substantially due to the continued growth in our captive reinsurance programs.

        Gain from other available-for-sale securities decreased to $41 million for the second quarter of 2004 from $137 million for the same period in 2003. During the second quarter of 2003, sales of approximately $1.69 billion in mortgage-backed securities and investment securities resulted in gains of $140 million, all of which were designated as MSR risk management instruments. There was no comparable activity for the same period in 2004. During the second quarter of 2004, the Company sold mortgage-backed securities retained from a fourth quarter 2003 multi-family securitization and recognized a gain of $25 million.

        During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate FHLB advances, resulting in a loss on extinguishment of borrowings of approximately $90 million. Several securities sold under agreements to repurchase ("repurchase agreements") that contained embedded pay-fixed swaps were restructured during the first half of 2003, resulting in losses on extinguishment of borrowings of $49 million and $136 million for the three and six months ended June 30, 2003. The restructured repurchase agreements contain embedded pay-fixed swaps with the same terms except with a lower pay rate.

        The decrease in other income for the three and six months ended June 30, 2004 was largely due to a decline in the income recorded on residual interests in collateralized mortgage obligations and an increase in losses on sales of mortgage-backed securities classified as trading securities.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)
Compensation and benefits	$849	$843	1%	$1,748	$1,590	10%
Occupancy and equipment	393	371	6	794	672	18
Telecommunications and outsourced information services	123	140	(12)	246	280	(12)
Depositor and other retail banking losses	40	37	10	80	78	3
Amortization of other intangible assets	14	15	(5)	29	31	(8)
Advertising and promotion	84	80	6	143	139	3
Professional fees	32	66	(51)	71	120	(41)
Postage	58	59	(1)	116	113	2
Loan expense	56	61	(8)	109	120	(10)
Travel and training	33	41	(18)	63	73	(14)
Reinsurance expense	19	15	26	38	31	22
Other expense	147	122	19	291	249	19

Total noninterest expense	$1,848	$1,850	–	$3,728	$3,496	7

        A significant portion of the increase in employee compensation and benefits for the six months ended June 30, 2004 over the same period in 2003 was due to lower levels of compensation expense that are deferrable as direct loan origination costs. Also contributing to the increase was the continued expansion of the retail banking network. Partially offsetting the increase was a decrease in incentive and commission compensation, resulting from lower loan volumes, and a reduction in temporary help expense. The number of employees was 57,274 at June 30, 2004, compared with 61,374 at December 31, 2003 and 57,769 at June 30, 2003. A $43 million charge was also recorded for severance expense related to staffing reductions that occurred as part of the Company's ongoing cost containment initiative.

        The increase in occupancy and equipment expense for the three and six months ended June 30, 2004 resulted primarily from higher equipment depreciation expense and building rent expense. Depreciation expense increased due to the completion of technology projects that were placed in service during the second quarter of 2003. The increase in rent expense was due to the continued expansion of new retail banking stores throughout 2003 and the first half of 2004. In addition, a $37 million charge was recognized for the discontinued use of facilities, including lease terminations and the write-off of surplus property during the first half of 2004.

        Substantially all of the decrease in professional fees for the three and six months ended June 30, 2004 compared to the same periods in 2003 resulted from decreases in fees associated with technology-related projects.

Review of Financial Condition

  Assets

        At June 30, 2004, our assets increased from year-end predominantly due to an increase in loans held for sale and loans held in portfolio, largely offset by a decrease in investment securities and the sale of Washington Mutual Finance.

  Securities

        Securities consisted of the following:

	June 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,475	$152	$(29)	$8,598
Private issue	1,406	38	–	1,444

Total mortgage-backed securities	9,881	190	(29)	10,042
Investment securities:
U.S. Government and agency	9,097	–	(194)	8,903
Other debt securities	290	15	–	305
Equity securities	124	6	(1)	129

Total investment securities	9,511	21	(195)	9,337

Total available-for-sale securities	$19,392	$211	$(224)	$19,379

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,687	$140	$(26)	$8,801
Private issue	1,849	46	(1)	1,894

Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government and agency	25,950	5	(340)	25,615
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135

Total investment securities	26,322	33	(343)	26,012

Total available-for-sale securities	$36,858	$219	$(370)	$36,707

        The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Available-for-sale securities
Realized gross gains	$123	$175	$198	$177
Realized gross losses	(82)	(38)	(136)	(45)

Realized net gain	$41	$137	$62	$132

        Our investment securities decreased predominantly due to the sale of U.S. Government and agency bonds. The proceeds from the sales of these securities were used, in part, to allow for the growth in the loan portfolio.

  Loans

        Loans held in portfolio consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Loans secured by real estate:
Home	$106,312	$100,043
Purchased specialty mortgage finance	16,217	12,973

Total home loans	122,529	113,016
Home equity loans and lines of credit	36,077	27,647
Home construction:
Builder(1)	1,241	1,052
Custom(2)	1,364	1,168
Multi-family	21,156	20,324
Other real estate	6,513	6,649

Total loans secured by real estate	188,880	169,856
Consumer	892	1,028
Commercial business	6,157	4,760

Total loans held in portfolio	$195,929	$175,644

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

  Other Assets

        Other assets consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Premises and equipment	$3,311	$3,286
Investment in bank-owned life insurance	2,624	2,582
Accrued interest receivable	1,477	1,558
Foreclosed assets	286	311
Other intangible assets	222	251
Derivatives	1,105	1,457
Trading securities	1,336	1,381
Accounts receivable	3,577	4,309
Other	1,317	1,366

Total other assets	$15,255	$16,501

  Deposits

        Deposits consisted of the following:

	June 30, 2004	December 31, 2003
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$15,666	$13,724
Interest bearing	59,395	67,990

Total checking deposits	75,061	81,714
Savings and money market deposits	30,413	22,131
Time deposits	23,990	24,605

Total retail deposits	129,464	128,450
Commercial business deposits	7,925	7,159
Wholesale deposits	8,874	2,579
Custodial and escrow deposits(1)	16,203	14,993

Total deposits	$162,466	$153,181

(1)
Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

        The overall increase in deposits was substantially the result of the $6.30 billion increase in wholesale deposits from year-end 2003, which was predominantly due to an upgrade in our credit rating from a major agency, making the Company more attractive to institutional investors and increased marketing levels for brokered certificates of deposit. Retail deposits increased primarily due to the new Platinum Savings account, substantially offset by a decline in Platinum Checking accounts.

        Checking, savings and money market deposits composed 81% of retail deposits at June 30, 2004, unchanged from year-end 2003. These products generally have the benefit of lower interest costs, compared with time deposits. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At June 30, 2004, deposits funded 58% of total assets, compared with 56% at December 31, 2003.

  Borrowings

        At June 30, 2004, our borrowings were largely in the form of advances from the Federal Home Loan Banks ("FHLBs") of Seattle, San Francisco, Dallas and New York and repurchase agreements. Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs. The mix of our borrowing sources at any given time is dependent on market conditions.

Operating Segments

        We manage and report information concerning the Company's activities, operations, products and services around two primary categories: consumers and commercial customers and have established three operating segments for the purpose of management reporting: Retail Banking and Financial Services, Mortgage Banking and the Commercial Group. Results for Corporate Support/Treasury and Other are also presented. Refer to Note 7 to the Consolidated Financial Statements – "Operating Segments" for information regarding the key elements of our management reporting methodologies used to measure segment performance.

  Consumer Group

  Retail Banking and Financial Services

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$1,271	$975	30%	$2,507	$1,909	31%
Provision for loan and lease losses	42	37	14	80	73	10
Noninterest income	702	625	12	1,325	1,198	11
Inter-segment revenue	7	45	(85)	12	95	(87)
Noninterest expense	1,120	958	17	2,191	1,886	16

Income before income taxes	818	650	26	1,573	1,243	27
Income taxes	310	245	27	596	468	27

Net income	$508	$405	25	$977	$775	26

Performance and other data:
Efficiency ratio(1)	50.07%	50.40%	(1)	50.32%	50.88%	(1)
Average loans	$158,945	$114,390	39	$154,150	$115,297	34
Average assets	171,306	125,666	36	166,302	126,861	31
Average deposits	128,680	123,767	4	128,340	123,503	4

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increases in net interest income were largely due to increases in interest income from higher levels of mortgage loans and home equity loans and lines of credit balances and decreased interest expense on deposits resulting from lower interest rates.

        The increases in noninterest income were mostly due to increases in depositor and other retail banking fees resulting from higher numbers of checking accounts. Securities fees and commissions also increased due to an increase in advisory fee income earned from managing the Company's proprietary mutual fund family.

        Inter-segment revenue decreased due to lower origination broker fees received from the Mortgage Banking Group for the origination of mortgage loans resulting from the overall decline of refinancing activity, compared with the first half of 2003.

        Increases in noninterest expense were primarily driven by employee base compensation and benefits, occupancy and equipment and advertising expense resulting from expansion of the Company's distribution network, which included the opening of more than 60 stores in the second quarter of 2004.

        The increases in average assets were predominantly driven by higher home loan mortgages and home equity loans and lines of credit. Home loan mortgages have increased $25.75 billion and $22.51 billion, or 32% and 27%, for the three and six months ended June 30, 2004, compared with the same periods in 2003, resulting from increased growth in adjustable-rate mortgages held in portfolio. Home equity loans and lines of credit increased $14.50 billion and $13.26 billion or 75% and 73%, for the three and six months ended June 30, 2004, compared with the same periods in 2003.

  Mortgage Banking

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$358	$668	(46)%	$635	$1,345	(53)%
Provision for loan and lease losses	3	1	338	5	1	781
Noninterest income	199	953	(79)	959	1,788	(46)
Inter-segment expense	7	45	(85)	12	95	(87)
Noninterest expense	649	786	(17)	1,320	1,446	(9)

Income (loss) before income taxes	(102)	789	–	257	1,591	(84)
Income taxes (benefit)	(39)	300	–	97	605	(84)

Net income (loss)	$(63)	$489	–	$160	$986	(84)

Performance and other data:
Efficiency ratio(1)	108.71%	46.58%	133	76.91%	44.21%	74
Average loans	$26,999	$51,558	(48)	$23,435	$47,065	(50)
Average assets	39,936	73,411	(46)	37,706	70,245	(46)
Average deposits	19,837	30,039	(34)	17,357	27,497	(37)

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The decreases in net interest income were mostly due to declining average loans held for sale balances, resulting from a shift in volume mix from fixed-rate loans to adjustable-rate loans, which are held in portfolio.

        The decreases in noninterest income were primarily due to the difference in the performance of the MSR asset and the corresponding hedging and risk management derivatives, which reflected both tightening basis spreads (the difference between the mortgage and interest rate swap indices) during the quarter and rising interest rates. This caused the loss in hedge value to exceed the increase in MSR value, thus reducing Mortgage Banking income. The second quarter of 2004 includes a $143 million gain from mortgage loans from the intersegment sale of loans originated for the home loan portfolio to the Retail Banking and Financial Services segment, compared with a $174 million gain in the second quarter of 2003.

        The decrease in noninterest expense for the three months ended June 30, 2004 was primarily due to lower employee base compensation and benefits expense and technology expense resulting from the Company's ongoing cost containment initiative. The decrease for the six months ended June 30, 2004, resulted primarily from lower technology expense and advertising and promotion expense.

        Inter-segment expense has decreased due to lower origination broker fees paid to the Retail Banking and Financial Services Group for the origination of mortgage loans resulting from the overall decline of refinancing activity, compared with the first half of 2003.

        The decreases in average assets were largely due to lower average loans held for sale and investment securities acquired to economically hedge the MSR asset.

        The decreases in average deposits were predominantly due to lower custodial and escrow balances resulting from a decline in refinancing activity.

  Commercial Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$340	$316	7%	$680	$635	7%
Provision for loan and lease losses	10	26	(62)	25	62	(60)
Noninterest income	103	122	(16)	189	218	(13)
Noninterest expense	145	139	5	297	265	12

Income from continuing operations before income taxes	288	273	5	547	526	4
Income taxes	101	97	4	192	188	2

Income from continuing operations	187	176	6	355	338	5
Income from discontinued operations, net of taxes	–	22	(100)	–	41	(100)

Net income	$187	$198	(6)	$355	$379	(6)

Performance and other data:
Efficiency ratio(1)	26.10%	24.95%	5	27.39%	24.24%	13
Average loans	$38,517	$34,480	12	$37,761	$34,427	10
Average assets	43,761	43,133	1	43,316	42,833	1
Average deposits	6,898	4,868	42	6,474	4,670	39

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increases in net interest income were predominantly due to lower funding costs resulting from reduced interest rates and increased interest income from higher average loans held for sale balances. These increases were partially offset by lower interest income from investment securities and loans held in portfolio and lower interest rates.

        The decreases in provision for loan and lease losses were driven by stronger credit performance resulting in lower expected loss rates, compared with the first half of 2003.

        The decreases in noninterest income were substantially due to a reduction in income from residual interests in collateralized mortgage obligations and lower gains from the sale of specialty mortgage finance loans. These decreases were partially offset by increased gains from the sale of originated mortgage-backed securities and the securitization and sale of multi-family and commercial real estate loans.

        The increases in noninterest expense were predominantly due to increased employee base compensation and benefits, technology and occupancy and equipment expense due to growth in the Commercial group network.

        In July 2004, the Company announced that the Commercial Group is exiting certain activities that are no longer strategically aligned with the Group's business objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million. This initiative will result in the closure, over time, of approximately 50 commercial banking locations and the elimination of approximately 850 positions during the remainder of 2004.

  Corporate Support/Treasury and Other

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(281)	$(59)	373%	$(504)	$(78)	551%
Noninterest income (expense)	33	–	–	(35)	(63)	(44)
Noninterest expense	144	177	(18)	340	317	7

Loss from continuing operations before income taxes	(392)	(236)	66	(879)	(458)	92
Income tax benefit	(146)	(87)	67	(329)	(170)	94

Loss from continuing operations	(246)	(149)	65	(550)	(288)	91
Income from discontinued operations, net of taxes	–	–	–	399	–	–

Net loss	$(246)	$(149)	65	$(151)	$(288)	(47)

Performance and other data:
Average assets	$30,687	$43,492	(29)	$32,052	$44,076	(27)
Average deposits	9,391	5,006	88	7,209	5,139	40

        The increases in net interest expense were substantially due to lower interest income from available-for-sale securities, the balances of which declined due to sales of mortgage-backed securities and prepayment of these securities that occurred from refinancing activity. The increases were also attributable to the impact of the funds transfer pricing process. This increase was partially offset by a reduction in interest expense from borrowed funds, as a result of lower interest rates and higher levels of lower-costing average deposit balances.

        The decrease in noninterest expense for the three months ended June 30, 2004 was primarily due to lower employee base compensation and benefits and professional fees, resulting from the Company's ongoing cost containment initiative.

        The decreases in average assets were mostly due to the sale of mortgage-backed available-for-sale securities during the preceding twelve months.

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

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.77 billion at June 30, 2004, of which $1.74 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 7 to the Consolidated Financial Statements – "Mortgage Banking Activities" of the Company's 2003 Annual Report on Form 10-K/A.

  Guarantees

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements – "Guarantees."

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans from continuing operations consisted of the following:

	June 30, 2004	March 31, 2004	December 31, 2003
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Loans secured by real estate:
Home	$535	$622	$736
Purchased specialty mortgage finance	585	615	597

Total home nonaccrual loans	1,120	1,237	1,333
Home equity loans and lines of credit	48	45	47
Home construction:
Builder(1)	18	23	25
Custom(2)	6	8	10
Multi-family	20	23	19
Other real estate	133	153	153

Total nonaccrual loans secured by real estate	1,345	1,489	1,587
Consumer	9	7	8
Commercial business	42	46	31

Total nonaccrual loans held in portfolio	1,396	1,542	1,626
Foreclosed assets	286	307	311

Total nonperforming assets	$1,682	$1,849	$1,937
As a percentage of total assets	0.60%	0.66%	0.70%
Restructured loans	$79	$107	$111

Total nonperforming assets and restructured loans	$1,761	$1,956	$2,048

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.

(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        The reduction in nonaccrual loans during the first six months of 2004 was predominantly driven by declines in nonaccrual home loans. The Company continued its program of selling packages of nonperforming loans that it holds in portfolio, including $66 million of such nonperforming loans sold during the second quarter. Year-to-date, $246 million of nonperforming loans held in portfolio were sold which resulted in $15 million in related charge-offs. We will continue to periodically evaluate nonperforming loan sales as part of our ongoing portfolio management strategy.

        Nonaccrual home equity loans and lines of credit remained flat in dollars during the first six months of 2004, but as a percentage to total loans in this portfolio declined to 0.13% at June 30, 2004 from 0.17% at December 31, 2003. Other real estate nonaccrual loans declined $20 million during the quarter and first half of 2004, primarily resulting from the payoff of a $23 million healthcare-related loan.

        Foreclosed assets totaled $286 million at June 30, 2004, compared with $307 million at March 31, 2004 and $311 million at December 31, 2003. The Company's foreclosed assets include residential and commercial real estate as well as a small amount of personal property. Driving the decline during the six months ended were the sales of several commercial foreclosed assets.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $99 million, $135 million and $66 million at June 30, 2004, March 31, 2004 and December 31, 2003.

  90 or More Days Past Due

        The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $53 million at June 30, 2004, compared with $76 million at March 31, 2004 and $46 million at December 31, 2003. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

  Provision and Allowance for Loan and Lease Losses

        Changes in the allowance for loan and lease losses from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Balance, beginning of period	$1,260	$1,530	$1,250	$1,503
Allowance for certain loan commitments/other	(3)	–	(3)	(3)
Provision for loan and lease losses	60	81	116	169

	1,317	1,611	1,363	1,669
Loans charged off:
Loans secured by real estate:
Home	(8)	(9)	(24)	(25)
Purchased specialty mortgage finance	(9)	(9)	(18)	(19)

Total home loan charge-offs	(17)	(18)	(42)	(44)
Home equity loans and lines of credit	(5)	(4)	(12)	(7)
Other real estate	(1)	(21)	(9)	(30)

Total loans secured by real estate	(23)	(43)	(63)	(81)
Consumer	(11)	(18)	(25)	(35)
Commercial business	(4)	(31)	(10)	(45)

Total loans charged off	(38)	(92)	(98)	(161)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	2	–	2
Purchased specialty mortgage finance	1	1	2	1

Total home loan recoveries	1	3	2	3
Home equity loans and lines of credit	1	–	1	–
Multi-family	–	–	2	–
Other real estate	4	2	6	6

Total loans secured by real estate	6	5	11	9
Consumer	5	3	10	6
Commercial business	3	3	7	7

Total recoveries of loans previously charged off	14	11	28	22

Net charge-offs	(24)	(81)	(70)	(139)

Balance, end of period	$1,293	$1,530	$1,293	$1,530

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.05%	0.22%	0.08%	0.19%
Allowance as a percentage of total loans held in portfolio	0.66	1.02	0.66	1.02

        Net charge-offs for the three and six months ended June 30, 2004 decreased $57 million and $69 million, compared with the same periods during 2003. As an annualized percentage of average loans held in portfolio, net charge-offs were 0.05% and 0.08% for the three and six months ended June 30, 2004, compared with 0.22% and 0.19% for the same periods in 2003.

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

        During the first six months of 2004, the Company recorded a provision of $116 million which exceeded net charge-offs by $46 million in support of the loan portfolio growth. The resulting allowance as a percentage of total loans held in portfolio at June 30, 2004 was 0.66% compared with 0.67% at March 31, 2004 and 0.71% at December 31, 2003. While current coverage to total loans declined from 1.02% one year earlier, the allowance coverage to annualized year-to-date net charge-offs at 11% was significantly less than 18%, the level recorded in the same period of 2003.

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

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in our 2003 Annual Report on Form 10-K/A for further discussion of the Allowance for Loan and Lease Losses.

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

  Washington Mutual, Inc.

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds through dividends from subsidiaries and in various capital markets such as unsecured debt, commercial paper and lines of credit.

        Washington Mutual, Inc.'s primary funding source during 2003 was from dividends paid by our banking subsidiaries. Although no dividends were paid by our banking subsidiaries during the first half of 2004, we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends during the second half of 2004. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2003

Annual Report on Form 10-K/A, "Business – Regulation and Supervision" and Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion of debt securities, preferred stock and depositary shares in the United States and in international capital markets. In 2003, the Company issued $1.65 billion of fixed- and adjustable-rate senior debt securities. In March 2004, the Company issued $750 million of fixed-rate subordinated debt securities. At June 30, 2004, the Company had $4.60 billion available for issuance.

        Washington Mutual, Inc. also has a revolving credit facility and a commercial paper program that are sources of liquidity. The revolving credit facility totaling $800 million provides credit support for Washington Mutual, Inc.'s commercial paper program as well as funds for general corporate purposes. At June 30, 2004, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of $800 million was available under this facility.

  Banking Subsidiaries

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the six months ended June 30, 2004, those sources funded 72% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect to continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        In the six months ended June 30, 2004, the Company's proceeds from the sales of loans held for sale were approximately $71 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $79 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources. In the six months ended June 30, 2004, originations/purchases of loans held for sale, net of principal payments, exceeded the proceeds from the sale of loans held for sale by approximately $8 billion.

        To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a $20 billion Global Bank Note Program for Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Under this program, WMBFA is allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. WMB is allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion. As part of this program, WMBFA issued $750 million of 10 year fixed-rate subordinated notes in August of 2004. After this issuance, these two banking subsidiaries had a combined total of $19.25 billion available under this program.

  Non-banking Subsidiaries

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $2.5 billion that are used to fund loans held for sale. At June 30, 2004, Long Beach Mortgage had borrowings outstanding of $248 million under these credit facilities.

Capital Adequacy

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	June 30, 2004
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.96%	6.55%	97.06%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.60	9.32	493.73	6.00
Total risk-based capital to total risk-weighted assets	10.85	11.43	493.83	10.00

        Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at June 30, 2004.

        Our broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2004, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

        On February 1, 2004, WMBfsb became a subsidiary of WMBFA. This reorganization was followed by the contribution of $23.27 billion of mortgage-backed and investment securities by WMBFA to WMBfsb on March 1, 2004. Due to the low risk weights assigned to these securities under the federal banking agency regulatory capital guidelines, their contribution to WMBfsb's capital base substantially increased that entity's risk-based capital ratios.

Market Risk Management

        Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, MSR, securities, deposits, borrowings, long-term debt and derivative financial instruments.

        We manage interest rate risk within a consolidated enterprise risk management framework that includes the measurement and management of specific portfolios (MSR and Other Mortgage Banking) discussed below. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by our Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee of the Board.

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

        The available-for-sale securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions and interest rate floors. We also enter into forward commitments to purchase mortgage-backed securities which generally are agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities. From time to time, we may choose to embed interest rate contracts into our borrowing instruments, such as repurchase agreements.

        We measure on a daily basis the fair value and risk profile of the MSR and, when appropriate, adjust on a daily basis the instruments we use to manage MSR fair value changes. The fair value of MSR is primarily affected by changes in prepayments that result from shifts in mortgage rates. Changes in the value of MSR risk management instruments due to changes in interest rates vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates and the fair value of U.S. Treasury securities is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps. This could result in a change in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments. This difference in market indices between the MSR and the risk management instruments results in what is referred to as basis risk.

        The fair value of MSR decreases and the amortization rate increases in a declining interest rate environment due to the higher prepayment activity, resulting in the potential for loss of value and a reduction in net loan servicing income. During periods of rising interest rates, the amortization rate of MSR decreases and the fair value of MSR increases. The timing and amount of any potential MSR valuation adjustment cannot be predicted with precision because of its dependency on the timing and magnitude of future interest rate changes.

        We manage the MSR daily and adjust the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. For that portion of the MSR which qualifies for hedge accounting treatment, all changes in fair value of the MSR, even when the fair value is higher than amortized cost, will be recorded through earnings. MSR which do not qualify for hedge accounting treatment must be accounted for at the lower of aggregate cost or market value. We also manage the size of the MSR asset. Depending on market conditions and our desire to expand customer relationships, we may periodically sell or purchase additional servicing. We also may structure loan sales to control the size of the MSR asset created by any particular transaction.

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

  Other Mortgage Banking Risk Management

        We also manage the risks associated with our home loan mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans, which are primarily fixed-rate home mortgages intended for sale in the secondary market. The pipeline consists of commitments to originate or purchase fixed-rate and, to a lesser degree, adjustable-rate home loans to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential for change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold.

        We measure the risk profile of the mortgage warehouse and pipeline daily. As needed, to manage the warehouse and pipeline risk, we execute forward sales commitments, interest rate contracts, mortgage option contracts and interest rate futures. A forward sales commitment protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also estimate the fallout factor, which represents the percentage of loans that are not expected to be funded, when determining the appropriate amount of our pipeline and warehouse risk management instruments.

  Asset/Liability Risk Management

        The asset/liability risk management process oversees the aggregate risk profile of the consolidated Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all the other remaining interest rate risk positions inherent in the Company's operations.

        To analyze net income sensitivity, management projects net income under a variety of interest rate scenarios, including parallel and non-parallel shifts in the yield curve and more extreme non-parallel rising and falling rate environments. These scenarios also capture the net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Additionally, management measures the sensitivity of asset and liability fair value changes to changes in interest rates to analyze risk exposure over longer periods of time.

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

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect our sensitivity to changes in interest rates. Our interest-bearing deposits and borrowings typically reprice faster than our mortgage loans and securities. In addition, a lag effect is inherent in our adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. We generally assume a reduction in total loan production in rising interest rate scenarios with a shift towards a greater proportion of adjustable-rate production, which we generally hold in our loan portfolio. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans tends to decline when interest rates increase as salable loan volume declines.

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

        When the countercyclical behavior inherent in portions of our balance sheet does not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of our interest-bearing funding sources with the intention of reducing the volatility of net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. We also use receive-fixed swaps as part of our asset/liability risk management strategy to help us modify the repricing characteristics of certain long-term liabilities to match those of our assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable rate which more closely resembles our asset repricing characteristics.

  July 1, 2004 and January 1, 2004 Sensitivity Comparison

        The table below indicates the sensitivity of net interest income and net income to interest rate movements in market risk sensitive instruments. The base case used for this sensitivity analysis is our most likely earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results also assume a parallel shift in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve-month periods ending June 30, 2005 and December 31, 2004 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve-month periods. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
July 1, 2004	2.64%	(1.38)%
January 1, 2004	3.01	(2.57)
Net income change for the one-year period beginning:
July 1, 2004	3.22	(5.09)
January 1, 2004	(0.34)	(1.23)

        The change in net income sensitivity was primarily due to the increased sensitivity in projected home loan mortgage banking income partially offset by a reduction in the volatility of net interest income. The reduced volatility of net interest income was due to the sale of fixed-rate bonds during the first six months of the year combined with an increase in adjustable-rate loans held in portfolio. The change in the volatility of home loan mortgage banking income was primarily the result of the changes in interest rates since year end and an increase in the weighted average coupon rate of the MSR portfolio. As a result the potential for further increases to the MSR value in the rising interest rate scenario was significantly reduced. This changed profile of the MSR portfolio also resulted in a projected reduction in the notional amount of the instruments used to hedge MSR in the rising rate scenario.

        These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in salable loan volume that result from changes in interest rates. Before the second quarter of 2004, an assumed level of salable loan volume had been included as a component within the sensitivity model. Accordingly, the results of the January 1, 2004 net income simulation have been restated to conform to this change in methodology. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the composition of MSR hedging and risk management instruments remain fairly constant, and that mortgage and interest rate swap spreads remain constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Given our current mix of MSR hedging and risk management instruments, projected net income would increase if market rates on interest rate swaps decreased by more than the decrease in mortgage rates, while the projected net income could decline if the rates on swaps increased by more than mortgage rates. For all of these reasons, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the interest rate swaps, interest rate swaptions and embedded derivatives at June 30, 2004 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	June 30, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(147)
Contractual maturity		$13,538	$2,620	$3,521	$2,815	$3,790	$250	$542
Weighted average pay rate		3.90%	3.77%	3.12%	3.48%	4.97%	3.25%	4.64%
Weighted average receive rate		1.43%	1.39%	1.46%	1.42%	1.45%	1.51%	1.31%
Receive-fixed swaps:	136
Contractual maturity		$7,530	$200	$80	$1,000	$950	$850	$4,450
Weighted average pay rate		1.78%	1.32%	–	1.25%	4.28%	1.51%	1.48%
Weighted average receive rate		5.51%	6.75%	5.93%	6.81%	5.74%	3.99%	5.41%
Interest rate corridors:	–
Contractual maturity		$118	$56	$62	–	–	–	–
Weighted average strike rate – long cap		6.69%	7.51%	5.94%	–	–	–	–
Weighted average strike rate – short cap		8.40%	9.45%	7.44%	–	–	–	–
Embedded pay-fixed swaps:	(41)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.17%	–	–	–	1.17%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–

Total asset/liability risk management	$(52)	$24,186

(This table is continued on the next page.)

(Continued from the previous page.)

	June 30, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$29
Contractual maturity		$3,717	$3,717	–	–	–	–	–
Weighted average price		98.11	98.11	–	–	–	–	–
Forward sales commitments:	(96)
Contractual maturity		$11,803	$11,803	–	–	–	–	–
Weighted average price		99.13	99.13	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$12,949	$270	$2,053	$1,917	$7,212	$1,197	$300
Weighted average price		95.18	97.72	96.58	95.55	94.87	94.52	94.20
Pay-fixed swaps:	18
Contractual maturity		$3,565	–	$960	$655	$85	–	$1,865
Weighted average pay rate		3.16%	–	1.44%	2.08%	2.43%	–	4.45%
Weighted average receive rate		1.26%	–	1.22%	1.20%	1.11%	–	1.32%
Receive-fixed swaps:	(33)
Contractual maturity		$1,820	–	–	$300	$400	–	$1,120
Weighted average pay rate		1.36%	–	–	1.14%	1.73%	–	1.29%
Weighted average receive rate		4.13%	–	–	2.19%	3.37%	–	4.92%
Payor swaptions:	44
Contractual maturity (option)		$7,330	$1,050	$6,280	–	–	–	–
Weighted average strike rate		6.31%	5.94%	6.37%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$7,330
Weighted average pay rate	–	–	–	–	–	–	–	6.31%

Total other mortgage banking risk management	(38)	$41,184

MSR Risk Management
Receive-fixed swaps:	(399)
Contractual maturity		$32,309	–	$8,500	$500	$1,450	$1,885	$19,974
Weighted average pay rate		1.39%	–	1.53%	2.03%	2.16%	1.26%	1.28%
Weighted average receive rate		3.99%	–	2.27%	4.18%	3.49%	3.85%	4.77%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.81%	–	–	–	–	5.81%	–
Weighted average receive rate		5.96%	–	–	–	–	5.96%	–
Payor swaptions:	270
Contractual maturity (option)		$34,875	$12,300	$15,625	$6,950	–	–	–
Weighted average strike rate		6.39%	6.06%	6.44%	6.84%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$34,875
Weighted average pay rate		–	–	–	–	–	–	6.39%
Forward purchase commitments:	207
Contractual maturity		$24,475	$24,475	–	–	–	–	–
Weighted average price		96.27	96.27	–	–	–	–	–

Total MSR risk management	$78	$91,759

Total interest rate risk management contracts	$(12)	$157,129

	June 30, 2004
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities – U.S. Government and agency(1)
Total MSR risk management	$238	$(24)	$214

(1)
Mortgage-backed securities mature after 2008.

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(748)
Contractual maturity		$21,894	$9,083	$3,288	$4,745	$3,700	$553	$525
Weighted average pay rate		4.30%	3.97%	4.13%	4.38%	5.02%	5.00%	4.66%
Weighted average receive rate		1.18%	1.17%	1.16%	1.22%	1.17%	1.15%	1.17%
Receive-fixed swaps:	401
Contractual maturity		$6,440	$200	$180	$1,000	$750	$750	$3,560
Weighted average pay rate		1.41%	1.38%	0.29%	1.18%	3.43%	1.15%	1.16%
Weighted average receive rate		5.44%	6.75%	5.35%	6.81%	4.91%	3.71%	5.47%
Interest rate corridors:	–
Contractual maturity		$254	$191	$63	–	–	–	–
Weighted average strike rate – long cap		7.60%	8.14%	5.94%	–	–	–	–
Weighted average strike rate – short cap		8.98%	9.48%	7.44%	–	–	–	–
Payor swaptions(1):	1
Contractual maturity (option)		$41	–	$41	–	–	–	–
Weighted average strike rate		5.89%	–	5.89%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$41
Weighted average pay rate		–	–	–	–	–	–	5.89%
Embedded pay-fixed swaps:	(99)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.16%	–	–	–	1.16%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–
Embedded payor swaptions(1)	–
Contractual maturity (option)		$500	$500	–	–	–	–	–
Weighted average strike rate		6.21%	6.21%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$500
Weighted average pay rate		–	–	–	–	–	–	6.21%

Total asset/liability risk management	$(445)	$32,129

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

(This table is continued on the next page)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$201
Contractual maturity		$30,588	$243	$10,500	$500	$1,800	$4,135	$13,410
Weighted average pay rate		1.33%	1.16%	1.35%	1.66%	2.77%	1.17%	1.17%
Weighted average receive rate		3.78%	5.34%	2.19%	4.18%	4.27%	3.76%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.24%	–	–	–	–	5.24%	–
Weighted average receive rate		5.41%	–	–	–	–	5.41%	–
Payor swaptions:	226
Contractual maturity (option)		$13,800	$2,800	$6,000	$5,000	–	–	–
Weighted average strike rate		7.12%	6.66%	7.32%	7.14%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$13,800
Weighted average pay rate		–	–	–	–	–	–	7.12%
Forward purchase commitments:	241
Contractual maturity		$22,435	$22,435	–	–	–	–	–
Weighted average price		98.47	98.47	–	–	–	–	–
Forward sales commitments:	–
Contractual maturity		$1,500	$1,500	–	–	–	–	–
Weighted average price		98.96	98.96	–	–	–	–	–

Total MSR risk management	$669	$68,423

Total interest rate risk management contracts	$222	$141,572

	December 31, 2003
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
Available-For-Sale Securities:
MSR Risk Management
Mortgage-backed securities(1):
U.S. Government and agency	$486	$(14)	$472
Investment securities(1):
U.S. Government and agency	6,275	(156)	6,119

Total MSR risk management	$6,761	$(170)	$6,591

(1)
Mortgage-backed securities and investment securities mature after 2008.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sales commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At June 30, 2004 and December 31, 2003, the gross positive fair value of the Company's derivative financial instruments was $1.05 billion and $1.34 billion. The Company's master netting agreements at June 30, 2004 and December 31, 2003 reduced the Company's derivative counterparty credit risk by $622 million and $646 million. The Company's collateral against derivative financial instruments was $190 million and $323 million at June 30, 2004 and December 31, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        The following lawsuits alleging violations of Section 19(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act have been filed in the United States District Court for the Western District of Washington:

Plaintiff	Defendants	Date Filed
South Ferry LP #2	Washington Mutual, Inc.; Kerry K. Killinger; Thomas W. Casey; Deanna W. Oppenheimer; William A. Longbrake; Craig J. Chapman; James G. Vanasek; and Michelle McCarthy	July 20, 2004
Karl Clark	Washington Mutual, Inc.; Kerry K. Killinger; Thomas W. Casey; and Craig J. Chapman	July 21, 2004
Joseph R. Russo	Washington Mutual, Inc.; Kerry K. Killinger; Thomas W. Casey; and Craig J. Chapman	July 30, 2004

        The plaintiff in each case purports to represent a class of purchasers of Washington Mutual, Inc. securities from April 15, 2003 through June 28, 2004. The complaints allege that in various public statements the defendants made misrepresentations, and failed to disclose material facts, concerning the Company's business, business model and future revenue potential. Each complaint seeks compensatory damages, fees, costs, expenses and other equitable and/or injunctive relief permitted by law.

Item 2. Changes in Securities and Use of Proceeds

        The table below represents share repurchases made by the Company for the quarter ended June 30, 2004. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 to April 30, 2004	260,041	$42.71	–	43,465,506
May 1, 2004 to May 31, 2004	5,675	43.78	–	43,465,506
June 1, 2004 to June 30, 2004	768	40.78	–	43,465,506
Total	266,484	$42.73	–	43,465,506

(1)
In addition to shares repurchased pursuant to our publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.

(2)
Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of March 31, 2004, the Company had repurchased 56,534,494 shares.

        For a discussion regarding working capital requirements and dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2003 Annual Report on Form 10-K/A, "Business – Regulation and Supervision" and Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

Item 4. Submission of Matters to a Vote of Security Holders

        Washington Mutual, Inc. held its annual meeting of shareholders on April 20, 2004. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Withheld
1.	The election of four directors set forth below:
	Anne V. Farrell	738,757,508	18,703,103
	Stephen E. Frank	688,567,877	68,892,734
	Margaret Osmer McQuade	746,723,052	10,737,559
	William D. Schulte	700,275,946	57,184,665
		For	Against	Abstain
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company's Independent Auditors	683,637,916	69,024,056	4,798,639
		For	Against	Abstain	Broker Non-Votes
3.	Consideration of Shareholder Proposal relating to a specific compensation program	90,277,692	496,989,201	11,013,723	159,179,995

        Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Douglas P. Beighle, Kerry K. Killinger, Phillip D. Matthews, Michael K. Murphy, Mary E. Pugh, William G. Reed, Jr., Elizabeth A. Sanders, James H. Stever and Willis B. Wood, Jr.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        See Index of Exhibits on page 65.

  (b)
  Reports on Form 8-K

        1.     The Company filed a report on Form 8-K dated April 19, 2004, under Item 7. Exhibits, and Item 12. Results of Operations and Financial Condition. The report included a press release announcing Washington Mutual's first quarter 2004 financial results and unaudited Consolidated Financial Statements for the three months ended March 31, 2004.

        2.     The Company filed a report on Form 8-K dated June 28, 2004, under Item 7. Exhibits, and Item 9. Regulation FD Disclosure. The report included a press release giving revised earnings guidance for 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

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

QuickLinks

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Continued) (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II – OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS