Form 10-Q
period 2004-09-30
WASHINGTON MUTUAL INC
filed 2004-11-09
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

        The number of shares outstanding of the issuer's classes of common stock as of October 29, 2004:

Common Stock – 873,079,411(1)

(1) Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2004 and 2003	1
Consolidated Statements of Financial Condition – September 30, 2004 and December 31, 2003	3
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Nine Months Ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Cautionary Statements	21
Overview	22
Controls and Procedures	24
Critical Accounting Policies	25
Recently Issued Accounting Standards	25
Summary Financial Data	26
Earnings Performance from Continuing Operations	27
Review of Financial Condition	39
Operating Segments	42
Off-Balance Sheet Activities	47
Asset Quality	47
Liquidity	50
Capital Adequacy	52
Market Risk Management	52
Maturity and Repricing Information	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	24
PART II – Other Information	63
Item 1. Legal Proceedings	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 6. Exhibits	63

i

PART I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$341	$689	$1,079	$2,061
Loans held in portfolio	2,226	1,843	6,404	5,701
Available-for-sale securities	163	401	607	1,384
Other interest and dividend income	81	65	194	218

Total interest income	2,811	2,998	8,284	9,364
Interest Expense
Deposits	539	538	1,440	1,674
Borrowings	532	551	1,578	1,803

Total interest expense	1,071	1,089	3,018	3,477

Net interest income	1,740	1,909	5,266	5,887
Provision for loan and lease losses	56	76	172	244

Net interest income after provision for loan and lease losses	1,684	1,833	5,094	5,643
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	482	542	1,469	1,748
Amortization of mortgage servicing rights	(589)	(665)	(1,884)	(2,665)
Net mortgage servicing rights valuation adjustments	165	368	(493)	96
Revaluation gain (loss) from derivatives	107	(172)	969	643
Net settlement income from certain interest-rate swaps	126	130	485	354
Gain (loss) from mortgage loans	210	(204)	494	1,186
Other home loan mortgage banking income (expense), net	3	146	(5)	19

Total home loan mortgage banking income	504	145	1,035	1,381
Depositor and other retail banking fees	514	471	1,484	1,346
Securities fees and commissions	104	103	315	291
Insurance income	61	45	179	139
Portfolio loan related income	109	116	299	344
Gain from other available-for-sale securities	11	557	73	689
Gain (loss) on extinguishment of borrowings	(147)	7	(237)	(129)
Other income	108	120	247	323

Total noninterest income	1,264	1,564	3,395	4,384
Noninterest Expense
Compensation and benefits	841	837	2,589	2,427
Occupancy and equipment	404	352	1,197	1,024
Telecommunications and outsourced information services	118	150	364	429
Depositor and other retail banking losses	54	35	134	113
Amortization of other intangible assets	14	15	42	46
Advertising and promotion	76	51	219	190
Professional fees	34	69	105	189
Other expense	328	301	947	888

Total noninterest expense	1,869	1,810	5,597	5,306

Income from continuing operations before income taxes	1,079	1,587	2,892	4,721
Income taxes	405	588	1,081	1,749

Income from continuing operations, net of taxes	674	999	1,811	2,972

Discontinued Operations
Income (loss) from discontinued operations before income taxes	–	38	(32)	102
Gain on disposition of discontinued operations	–	–	676	–
Income taxes	–	14	245	37

Income from discontinued operations, net of taxes	–	24	399	65

Net Income	$674	$1,023	$2,210	$3,037

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

(This table is continued from the previous page.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Income from continuing operations	$0.78	$1.11	$2.10	$3.27
Income from discontinued operations, net	–	0.03	0.46	0.07

Net Income	0.78	1.14	2.56	3.34
Diluted Earnings Per Common Share:
Income from continuing operations	$0.76	$1.09	$2.05	$3.20
Income from discontinued operations, net	–	0.02	0.45	0.07

Net Income	0.76	1.11	2.50	3.27
Dividends declared per common share	0.44	0.40	1.29	0.99
Basic weighted average number of common shares outstanding (in thousands)	862,004	899,579	861,933	910,449
Diluted weighted average number of common shares outstanding (in thousands)	882,323	918,372	884,068	927,470

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2004	December 31, 2003
	(dollars in millions)
Assets
Cash and cash equivalents	$4,689	$7,018
Federal funds sold and securities purchased under agreements to resell	30	19
Available-for-sale securities, total amortized cost of $16,312 and $36,858:
Mortgage-backed securities (including assets pledged of $3,483 and $3,642)	10,168	10,695
Investment securities (including assets pledged of $5,256 and $19,353)	6,319	26,012

Total available-for-sale securities	16,487	36,707
Loans held for sale	29,184	20,837
Loans held in portfolio	206,158	175,150
Allowance for loan and lease losses	(1,322)	(1,250)

Total loans held in portfolio, net of allowance for loan and lease losses	204,836	173,900
Investment in Federal Home Loan Banks	3,883	3,462
Mortgage servicing rights	6,112	6,354
Goodwill	6,196	6,196
Assets of discontinued operations	–	4,184
Other assets	17,411	16,501

Total assets	$288,828	$275,178

Liabilities
Deposits:
Noninterest-bearing deposits	$32,250	$29,968
Interest-bearing deposits	136,445	123,213

Total deposits	168,695	153,181
Federal funds purchased and commercial paper	7,025	2,011
Securities sold under agreements to repurchase	15,611	28,333
Advances from Federal Home Loan Banks	59,758	48,330
Other borrowings	12,747	15,483
Liabilities of discontinued operations	–	3,578
Other liabilities	4,172	4,520

Total liabilities	268,008	255,436
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 873,085,462 and 880,985,764 shares issued and outstanding	–	–
Capital surplus – common stock	3,270	3,682
Accumulated other comprehensive loss	(124)	(524)
Retained earnings	17,674	16,584

Total stockholders' equity	20,820	19,742

Total liabilities and stockholders' equity	$288,828	$275,178

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2002	944.0	$5,961	$175	$13,925	$20,061
Comprehensive income:
Net income	–	–	–	3,037	3,037
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(707)	–	(707)
Net unrealized gain from cash flow hedging instruments	–	–	117	–	117
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					2,443
Cash dividends declared on common stock	–	–	–	(906)	(906)
Cash dividends returned(1)	–	–	–	8	8
Common stock repurchased and retired	(39.0)	(1,430)	–	–	(1,430)
Common stock returned from escrow	–	–	–	–	–
Common stock issued	8.9	265	–	–	265

BALANCE, September 30, 2003	913.9	$4,796	$(419)	$16,064	$20,441

BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	2,210	2,210
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	201	–	201
Net unrealized gain from cash flow hedging instruments	–	–	205	–	205
Minimum pension liability adjustment	–	–	(6)	–	(6)

Total comprehensive income					2,610
Cash dividends declared on common stock	–	–	–	(1,120)	(1,120)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	8.2	300	–	–	300

BALANCE, September 30, 2004	873.1	$3,270	$(124)	$17,674	$20,820

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash Flows from Operating Activities
Net income	$2,210	$3,037
Income from discontinued operations, net of taxes	(399)	(65)

Income from continuing operations, net of taxes	1,811	2,972
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	172	244
Gain from mortgage loans	(494)	(1,186)
Gain from available-for-sale securities	(73)	(949)
Revaluation gain from derivatives	(969)	(643)
Loss on extinguishment of borrowings	237	129
Depreciation and amortization	2,412	2,930
Provision for mortgage servicing rights impairment (recovery)	646	(96)
Stock dividends from Federal Home Loan Banks	(40)	(101)
Origination and purchases of loans held for sale, net of principal payments	(112,179)	(279,301)
Proceeds from sales of loans held for sale	100,962	274,626
Increase in other assets	(697)	(1,663)
(Decrease) increase in other liabilities	(748)	700

Net cash used by operating activities	(8,960)	(2,338)
Cash Flows from Investing Activities
Purchases of securities	(1,021)	(22,344)
Proceeds from sales and maturities of mortgage-backed securities	1,399	8,907
Proceeds from sales and maturities of other available-for-sale securities	20,090	14,693
Principal payments on securities	2,617	7,816
Purchases of Federal Home Loan Bank stock	(616)	(279)
Redemption of Federal Home Loan Bank stock	235	663
Proceeds from sale of mortgage servicing rights	–	406
Origination and purchases of loans held in portfolio	(92,079)	(80,036)
Principal payments on loans held in portfolio	59,546	64,411
Proceeds from sales of loans held in portfolio	386	708
Proceeds from sales of foreclosed assets	355	377
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(11)	2,003
Purchases of premises and equipment, net	(484)	(748)
Proceeds from sale of discontinued operations, net of cash sold	1,223	–

Net cash used by investing activities	(8,360)	(3,423)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

(Continued from the previous page.)

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash Flows from Financing Activities
Net increase in deposits	$15,514	$8,625
Net (decrease) increase in short-term borrowings	(8,180)	8,311
Proceeds from long-term borrowings	3,227	8,751
Repayments of long-term borrowings	(5,331)	(11,656)
Proceeds from advances from Federal Home Loan Banks	62,095	62,118
Repayments of advances from Federal Home Loan Banks	(50,752)	(69,622)
Cash dividends paid on common stock	(1,120)	(906)
Repurchase of common stock	(712)	(1,430)
Other	250	230

Net cash provided by financing activities	14,991	4,421

Decrease in cash and cash equivalents	(2,329)	(1,340)
Cash and cash equivalents, beginning of period	7,018	7,084

Cash and cash equivalents, end of period	$4,689	$5,744

Noncash Activities
Loans exchanged for mortgage-backed securities	$2,828	$2,179
Real estate acquired through foreclosure	329	359
Cash Paid During the Period for
Interest on deposits	$1,368	$1,642
Interest on borrowings	1,651	1,886
Income taxes	1,962	2,658

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

  Basis of Presentation

        The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries ("Washington Mutual" or the "Company"). Washington Mutual's accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2003 Annual Report on Form 10-K/A. Certain prior period amounts have been reclassified to conform to current period classifications.

  Recently Adopted Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46R is a revision to the original FIN 46 that addresses the consolidation of certain variable interest entities. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. The Company applied FIN 46 as of July 1, 2003 and FIN 46R for the quarter ended March 31, 2004. The application of FIN 46R did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

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

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted into law. On May 19, 2004, the FASB issued Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 which was issued on January 12, 2004. FSP 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Act. The Company elected to defer recognition of the impact of the provisions of the Act as permitted by FSP 106-1. FSP 106-2 provides two transition options for companies that previously elected to defer the impact of the Act, a retroactive application to the date of enactment or a prospective application from the date of adoption. The Company adopted FSP 106-2 as of July 1, 2004 and has elected to prospectively apply the provisions of the Act. The Company has determined the passage of the Act does not significantly affect the Company's retiree drug plan benefit obligations. Consequently, as permitted by FSP 106-2, the Company will incorporate the effects of the Act in its next measurement of plan assets and benefit obligations in

December 2004, and as such, the net periodic benefit cost disclosed in Note 6 – "Employee Benefits Programs" does not reflect any amount associated with the subsidy under the Act. The adoption of FSP 106-2 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company's liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. Although not presumptive, a pattern of selling investments prior to the forecasted fair value recovery may call into question a company's intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 - 20 of EITF 03-1, which will be deliberated further. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. After the FASB completes their deliberations with respect to paragraphs 10 - 20, the Company will evaluate the potential impact of those paragraphs on its process for determining whether other-than-temporary declines exist within its debt and equity investment securities portfolio. The outcome of this deliberation may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders' equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income.

  Recently Issued Accounting Standards

        In September of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF 04-8 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The new guidance is effective for reporting periods ending after December 15, 2004, however at this time the Company does not expect the adoption of EITF 04-8 to have any effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition as the Company has not issued contingently convertible debt instruments.

  Mortgage Servicing Rights Hedging Activities

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its mortgage servicing rights ("MSR"). Applying fair value hedge accounting to the MSR results in the changes in fair value of the hedging derivatives being netted against the changes in fair value of the hedged MSR, to the extent the hedge relationship is determined to be highly effective. We use standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged MSR meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. Unlike the lower of cost or market value accounting methodology, the recorded value of the hedged MSR may exceed its original cost basis. The portion of the

MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of aggregate cost or market value.

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

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Net income	$674	$1,023	$2,210	$3,037
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	10	54	43
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(26)	(28)	(87)	(97)

Pro forma net income	$662	$1,005	$2,177	$2,983

Net income per common share:
Basic:
As reported	$0.78	$1.14	$2.56	$3.34
Pro forma	0.77	1.12	2.52	3.28
Diluted:
As reported	0.76	1.11	2.50	3.27
Pro forma	0.75	1.09	2.46	3.22

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

Note 3: Earnings Per Share

        Information used to calculate earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares (in thousands)
Basic weighted average number of common shares outstanding	862,004	899,579	861,933	910,449
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	11,744	9,774	12,644	8,860
Trust Preferred Income Equity Redeemable SecuritiesSM	8,575	9,019	9,491	8,161

Diluted weighted average number of common shares outstanding	882,323	918,372	884,068	927,470

        For the three and nine months ended September 30, 2004, options to purchase an additional 11,599,147 and 1,657,852 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and nine months ended September 30, 2003, options to purchase an additional 54,700 and 1,891,409 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion also would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings, and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At September 30, 2004, the conditions for releasing the shares from escrow had not occurred, and therefore none of those shares were included in the above computations.

Note 4: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$558,388	$583,823	$582,669	$604,504
Home loans:
Additions	29,699	105,883	105,909	291,391
Sales	–	–	–	(2,960)
Loan payments and other	(37,035)	(111,834)	(139,481)	(315,257)
Net change in commercial real estate loans serviced for others	193	(50)	2,148	144

Balance, end of period	$551,245	$577,822	$551,245	$577,822

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$7,501	$4,598	$6,354	$5,341
Home loans:
Additions	348	1,587	1,463	3,502
Amortization	(589)	(665)	(1,884)	(2,665)
(Impairment) reversal	(266)	368	(646)	96
Statement No. 133 MSR accounting valuation adjustments	(885)	–	822	–
Sales	–	(18)	–	(406)
Net change in commercial real estate MSR	3	–	3	2

Balance, end of period(1)	$6,112	$5,870	$6,112	$5,870

(1)
At September 30, 2004 and 2003, the aggregate MSR fair value was $6.11 billion and $5.90 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Balance, beginning of period	$2,417	$3,444	$2,435	$4,521
Impairment (reversal)	266	(368)	646	(96)
Other than temporary impairment	(22)	–	(410)	(1,115)
Sales	–	(1)	–	(235)
Other	(8)	–	(18)	–

Balance, end of period	$2,653	$3,075	$2,653	$3,075

        At September 30, 2004, the expected weighted average life of the Company's MSR was 3.7 years. Projected amortization expense for the gross carrying value of MSR at September 30, 2004 is estimated to be as follows (in millions):

Remainder of 2004	$602
2005	1,936
2006	1,363
2007	1,007
2008	772
After 2008	3,085

Gross carrying value of MSR	8,765
Less: valuation allowance	(2,653)

Net carrying value of MSR	$6,112

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of the third quarter of 2004. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5: Guarantees

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $545.03 billion and $578.71 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has accrued $122 million as of September 30, 2004 and $112 million as of December 31, 2003 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At September 30, 2004, the Company is the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued trust preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the Company provided funding to the trust per the Company's obligation under subordinated debentures, but the trust then failed to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.24 billion as of September 30, 2004. No liability has been recorded as the Company does not expect it will be required to perform under this guarantee.

Note 6: Employee Benefits Programs

  Pension Plan

        Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the "Pension Plan") for eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year plus a stipulated rate of return on the benefit balance. It is the Company's policy to contribute funds to the Pension Plan on a current basis to the extent the amounts are sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate.

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

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$20	$2	$1	$21	$2	$1
Service cost	20	–	–	16	–	1
Expected return on plan assets	(25)	–	–	(24)	–	–
Amortization of prior service cost (credit)	1	–	–	(1)	–	–
Recognized net actuarial loss	10	–	–	8	–	–

Net periodic benefit cost	$26	$2	$1	$20	$2	$2

	Nine Months Ended September 30,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$61	$5	$3	$53	$6	$4
Service cost	63	–	1	40	–	1
Expected return on plan assets	(77)	–	–	(60)	–	–
Amortization of prior service cost (credit)	2	–	–	(4)	–	–
Recognized net actuarial loss	28	1	–	20	–	–

Net periodic benefit cost	$77	$6	$4	$49	$6	$5

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

        The Company uses various methodologies, and continues to enhance those methodologies, to assign certain balance sheet and income statement items to the responsible operating segment. When changes are made to the methodologies used to measure segment profitability, results for prior periods are restated for comparability. A significant change that occurred in the first quarter of 2004 that is reflected in the operating segment financial highlights tables is the modified calculation of the long-term, normalized net charge-off ratio that is used to measure each segment's provision for loan and lease losses. The revised methodology recalibrates this ratio more frequently to the latest available experience factors that are used to measure expected losses on the Company's loan products. In the second quarter of 2004, we applied this methodology change to prior years and reallocated the adjustments from the original straight-line basis. This change did not have a material impact on 2003's results of operations, but has materially impacted 2004's quarterly results of operations.

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

        The Retail Banking and Financial Services segment offers a diversified set of deposits and consumer lending products and financial services to individual consumers and small business. Loan products include home loans, home equity loans and lines of credit and consumer loans. This segment acquires home loans originated and serviced by the Mortgage Banking segment at a premium, which are amortized over the expected life of the loans. This segment's loan portfolio also includes purchased home loans made to higher risk borrowers. Financial services offered by this segment include the Company's mutual fund management business, WM Advisors, Inc., which provides investment advisory and mutual fund distribution services, and investment advisory and securities brokerage services that are offered by WM Financial Services, Inc., a licensed broker-dealer. Fixed annuities are also offered to the public through licensed bank employees.

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

        In July 2004 the Company announced that the Commercial Group is exiting certain activities that are no longer aligned with the Company's strategic objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million.

        The Corporate Support/Treasury and Other category includes management of the Company's interest rate risk, liquidity, capital, and borrowings and the investment securities and the mortgage-backed securities portfolios. This category also includes the costs of the Company's technology services, facilities, legal, accounting and finance, and human resources to the extent not allocated to the business segments and restructuring charges incurred from the Company's cost containment initiative. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances including the effects of changes in interest rates on the Company's net interest margin and the effects of inter-segment allocations of gains and losses related to interest rate risk management instruments.

        Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2004
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,295		$274		$324		$(263)	$110	(1)	$1,740
Provision for loan and lease losses	43		2		10		–	1	(2)	56
Noninterest income (expense)	713		769		66		(122)	(162	)(3)	1,264
Inter-segment revenue (expense)	3		(3)		–		–	–		–
Noninterest expense	1,116		602		160		203	(212	)(4)	1,869

Income (loss) before income taxes	852		436		220		(588)	159		1,079
Income taxes (benefit)	323		165		75		(221)	63	(5)	405

Net income (loss)	$529		$271		$145		$(367)	$96		$674

Performance and other data:
Efficiency ratio	49.02	%(6)	52.89	%(6)	33.45	%(6)	n/a	n/a		62.19	(7)
Average loans	$167,539		$22,611		$38,829		$–	$(1,600	)(8)	$227,379
Average assets	179,950		36,343		43,745		25,452	(1,821	)(8)(9)	283,669
Average deposits	131,850		15,385		7,811		13,820	n/a		168,866
Employees at end of period	29,963		16,786		3,270		5,469	n/a		55,488

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes. Those loans that are retained in the Company's loan portfolio are treated as if they have been sold to the Retail Banking and Financial Services segment.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been charged to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $221 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Three Months Ended September 30, 2003
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$994		$683		$324		$(183)	$91	(1)	$1,909
Provision for loan and lease losses	40		1		24		–	11	(2)	76
Noninterest income	653		288		204		611	(192	)(3)	1,564
Inter-segment revenue (expense)	63		(63)		–		–	–		–
Noninterest expense	980		729		142		171	(212	)(4)	1,810

Income from continuing operations before income taxes	690		178		362		257	100		1,587
Income taxes	274		61		130		95	28	(5)	588

Income from continuing operations, net of taxes	416		117		232		162	72		999
Income from discontinued operations, net of taxes	–		–		24		–	–		24

Net income	$416		$117		$256		$162	$72		$1,023

Performance and other data:
Efficiency ratio	49.65	%(6)	74.66	%(6)	21.39	%(6)	n/a	n/a		52.13	%(7)
Average loans	$118,295		$51,648		$35,318		$–	$(1,293	)(8)	$203,968
Average assets	130,046		78,806		44,017		39,108	(1,762	)(8)(9)	290,215
Average deposits	126,040		35,120		6,131		6,654	n/a		173,945
Employees at end of period	28,802		22,527		5,594	(10)	5,978	n/a		62,901	(10)

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes. Those loans that are retained in the Company's loan portfolio are treated as if they have been sold to the Retail Banking and Financial Services segment.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been charged to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $469 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(10)
Includes 2,352 employees reported as part of discontinued operations.

	Nine Months Ended September 30, 2004
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,802		$908		$1,004		$(767)	$319	(1)	$5,266
Provision for loan and lease losses	123		7		34		–	8	(2)	172
Noninterest income (expense)	2,038		1,728		256		(158)	(469	)(3)	3,395
Inter-segment revenue (expense)	15		(15)		–		–	–		–
Noninterest expense	3,303		1,921		458		548	(633	)(4)	5,597

Income (loss) from continuing operations before income taxes	2,429		693		768		(1,473)	475		2,892
Income taxes (benefit)	920		262		268		(551)	182	(5)	1,081

Income (loss) from continuing operations, net of taxes	1,509		431		500		(922)	293		1,811
Income from discontinued operations, net of taxes	–		–		–		399	–		399

Net income (loss)	$1,509		$431		$500		$(523)	$293		$2,210

Performance and other data:
Efficiency ratio	49.81	%(6)	67.33	%(6)	29.25	%(6)	n/a	n/a		64.63	%(7)
Average loans	$158,646		$23,158		$38,120		$–	$(1,553	)(8)	$218,371
Average assets	170,881		37,243		43,460		29,845	(1,743	)(8)(9)	279,686
Average deposits	129,518		16,695		6,922		9,429	n/a		162,564
Employees at end of period	29,963		16,786		3,270		5,469	n/a		55,488

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes. Those loans that are retained in the Company's loan portfolio are treated as if they have been sold to the Retail Banking and Financial Services segment.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been charged to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $190 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Nine Months Ended September 30, 2003
	Consumer Group
	Retail Banking and Financial Services		Mortgage Banking		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,902		$2,028		$959		$(261)	$259	(1)	$5,887
Provision for loan and lease losses	113		1		86		–	44	(2)	244
Noninterest income	1,851		2,076		421		548	(512	)(3)	4,384
Inter-segment revenue (expense)	159		(159)		–		–	–		–
Noninterest expense	2,860		2,180		406		490	(630	)(4)	5,306

Income (loss) from continuing operations before income taxes	1,939		1,764		888		(203)	333		4,721
Income taxes (benefit)	744		664		317		(75)	99	(5)	1,749

Income (loss) from continuing operations, net of taxes	1,195		1,100		571		(128)	234		2,972
Income from discontinued operations, net of taxes	–		–		65		–	–		65

Net income (loss)	$1,195		$1,100		$636		$(128)	$234		$3,037

Performance and other data:
Efficiency ratio	50.35	%(6)	51.31	%(6)	23.13	%(6)	n/a	n/a		51.66	%(7)
Average loans	$116,307		$48,610		$34,728		$–	$(1,206	)(8)	$198,439
Average assets	127,934		73,130		43,231		42,403	(1,666	)(8)(9)	285,032
Average deposits	124,358		30,066		5,163		5,649	n/a		165,236
Employees at end of period	28,802		22,527		5,594	(10)	5,978	n/a		62,901	(10)

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
(3)
Represents the difference between the gain from mortgage loans recorded by the Mortgage Banking segment and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking segment holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes. Those loans that are retained in the Company's loan portfolio are treated as if they have been sold to the Retail Banking and Financial Services segment.
(4)
Represents the corporate offset for the cost of capital related to goodwill that has been charged to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $460 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(10)
Includes 2,352 employees reported as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

        Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are:

  •
  General business and economic conditions, including movements in interest rates, may significantly affect our earnings;

  •
  If we are unable to effectively manage the volatility of our mortgage banking business, our earnings could be adversely affected;

  •
  If we are unable to fully realize our planned operational and system efficiencies as well as our cost containment initiative, our earnings could be adversely affected;

  •
  Our retail banking business faces competition for loans and deposits from banking and nonbanking companies, which may have a disparate impact on our operations in our emerging markets; and

  •
  Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

Overview

        Net income for the third quarter of 2004 was $674 million, or $0.76 per diluted share, a decrease from $999 million, or $1.09 per diluted share from continuing operations for the third quarter of 2003.

        Net interest income was $1.74 billion in the third quarter of 2004, compared with $1.91 billion in the third quarter of 2003 and $1.79 billion in the second quarter of 2004. The decrease was primarily due to contraction in the net interest margin, which declined from 3.07% in the third quarter of 2003 to 2.86% in the second quarter of 2004 and 2.77% in the current period. Declining asset yields and lower custodial and escrow balances were the primary factors that led to the 30 basis point decline in the margin from the third quarter of 2003. An increase in higher costing savings and time deposits and the recent steps taken by the Federal Reserve to increase the targeted federal funds rate contributed to an increase during the third quarter of 2004 in the cost of the Company's interest-bearing liabilities, which accounted for the majority of the nine basis point contraction from the second quarter of 2004. We expect the margin to contract further as the Company's adjustable rate loan portfolio reprices to current market levels more slowly than our wholesale borrowing sources. This contraction is likely to be more significant if the Federal Reserve initiates further interest rate increases or if the yield curve flattens further.

        Near the end of the quarter, the Company terminated $1.75 billion of repurchase agreements, along with certain pay-fixed interest rate swaps that were embedded in those borrowings, prior to their maturity. Although this resulted in a loss on their extinguishment of $155 million, the termination of these higher-cost borrowings will partially mitigate the anticipated margin compression in future periods.

        Home loan mortgage banking income increased from zero in the second quarter of 2004 to $504 million in the third quarter of 2004 primarily as a result of improved MSR risk management performance. The total change in MSR valuation, net of hedging and risk management instruments, was a gain of $466 million, an increase of $644 million from a loss of $178 million that was sustained in the second quarter of 2004. The improved performance of the Company's MSR asset, net of hedging and risk management instruments, is largely attributable to a widening of basis spreads, as the interest rate decline on LIBOR-based interest rate swap contracts exceeded the decline in mortgage interest rates. During the latter part of the quarter, the Company took steps to reduce its exposure to this element of risk by purchasing additional forward commitments to purchase and sell mortgage-backed securities and adding principal-only mortgage-backed securities to its MSR risk management program, while reducing its reliance on interest rate swaps. The change in value of the mortgage-based instruments should correlate more closely with the change in value of the MSR asset since the sensitivity of these instruments are more aligned with movements in mortgage rates. At September 30, 2004, mortgage-based products composed approximately 86% of the Company's MSR risk management instruments, as compared with 51% at June 30, 2004. While this change in the mix of risk management instruments is expected to moderate the volatility of the Company's MSR performance, it will not eliminate the variability in our earnings from period to period that results from the substantial size of our MSR asset.

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management instruments during the first three quarters of 2004 as well as the nine months ended September 30, 2004:

	Quarter Ended			Nine Months Ended
	September 30, 2004	June 30, 2004	March 31, 2004	September 30, 2004
	(in millions)
Statement No. 133 MSR accounting valuation adjustments	$(885)	$1,707	$–	$822
Change in value of MSR accounted for under lower of aggregate cost or market value methodology	(266)	227	(606)	(646)

Total MSR valuation changes	(1,151)	1,934	(606)	176
Statement No. 133 fair value hedging adjustments	1,316	(1,985)	–	(669)
Revaluation gain (loss) from derivatives – MSR risk management	130	(322)	1,108	917
Net settlement income from certain interest-rate swaps	126	195	160	481
Gain from securities	45	–	5	50

Net valuation change in hedging and risk management instruments	1,617	(2,112)	1,273	779

Total change in MSR valuation, net of hedging and risk management instruments	$466	$(178)	$667	$955

        Loans held in portfolio totaled $206.16 billion at September 30, 2004, compared with $194.54 billion at June 30, 2004 and $160.23 billion at September 30, 2003. Continued strong levels of home sales, coupled with stable or rising home prices in most of the Company's markets and a modest upward-sloping yield curve fueled strong demand for adjustable-rate home mortgages. The Company's short-term adjustable rate home loan volume was $19.07 billion in the third quarter of 2004, compared with $17.45 billion in the preceding quarter and $7.54 billion in the third quarter of 2003. The Company retained approximately 52% of the third quarter 2004 volume, or $9.96 billion, for its home loan portfolio and designated the remainder to be sold through secondary market channels. Strong volume on home equity loan and line of credit products that was generated primarily through the Company's retail banking network also resulted in a $4.43 billion increase in the loan portfolio during the third quarter of 2004. Outstanding balances of home equity loans and lines of credit have increased by $16.45 billion, or 68%, since September 30, 2003.

        The Company continues to grow its retail banking business by opening new stores and enhancing its product suite. During the third quarter, the Company opened a net total of 56 retail banking stores and added over 142,000 net new retail checking accounts. Growth was particularly strong in small business checking accounts, as approximately 32,000 of these accounts were opened during the quarter, bringing the total of net new small business checking account openings to over 85,000 during the first nine months of 2004. Since the beginning of the year, the Company has opened over 180 new stores and expects to achieve its 2004 target of opening 250 stores by the end of this year.

        A prominent management priority continues to be the Company's cost containment initiative, which was originally announced in the fourth quarter of 2003. As of September 30, 2004, this initiative has resulted in cumulative headcount reductions of approximately 8,000 with an additional 1,900 employees who received termination notices as of that date. This initiative, which is not expected to be completed until the middle of 2005, is primarily directed at reducing the fixed cost structure of the mortgage banking business through employee headcount reductions and facilities closures.

        Until the cost structure of the Company's mortgage banking business approaches a level that is commensurate with the cost structures of other mortgage banking industry leaders, the profitability of our mortgage banking business will be adversely affected. The primary components of noninterest expense that are impacted by this initiative are compensation and benefits due to headcount reductions and severance charges associated with those reductions, and occupancy and equipment expense due to facilities closures. Two significant milestones within this initiative occurred during the third quarter, when the Company completed its conversion of all home loan customer records onto a single servicing system and consolidated 12 mortgage banking loan fulfillment centers into the 34 remaining centers and reduced staffing levels at those remaining locations. The Company also announced in July 2004 that its mortgage banking business will concentrate its activities in markets in which the Company believes it can optimize its retail banking cross-selling opportunities. This initiative resulted in the sale or closure of approximately 100 retail mortgage lending offices during the third quarter.

        Ultimately, the reduced expenses to be realized in 2004 from the cost containment initiative are expected to offset this year's incremental costs from the continuing expansion of the retail banking franchise, thus producing a noninterest expense run rate in 2004 that is essentially flat when compared to the total noninterest expense incurred in 2003.

        In July 2004, the Company announced that the Commercial Group is exiting certain activities that are no longer aligned with the Company's strategic objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million. Over time, this initiative will result in the closure of 53 commercial banking locations and the elimination of approximately 850 positions.

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

  Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control environment over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company's fiscal year ending December 31, 2004. This effort includes internal control documentation and review under the direction of senior management. In the course of its ongoing evaluation, management has identified certain areas requiring improvement, which the Company is addressing. Management routinely reviews potential internal control issues with the Company's Audit Committee.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2004.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the valuation of our MSR, the methodology that determines our allowance for loan and lease losses and the assumptions used in the calculation of our net periodic benefit cost. Management has discussed the development and selection of these critical accounting policies with the Company's Audit Committee. The Company no longer considers its accounting policy for interest rate lock commitments on loans to be held for sale to be critical as the valuation of the expected servicing rights that the Company retains when the underlying loans are sold is no longer recognized at the issuance of the rate lock as a result of the guidance issued in SEC Staff Accounting Bulletin No. 105.

        These policies and the judgments, estimates and assumptions are described in greater detail in the Company's 2003 Annual Report on Form 10-K/A in the "Critical Accounting Policies" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Recently Issued Accounting Standards

        In September of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF 04-8 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The new guidance is effective for reporting periods ending after December 15, 2004, however at this time the Company does not expect the adoption of EITF 04-8 to have any effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition as the Company has not issued contingently convertible debt instruments.

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,740	$1,909	$5,266	$5,887
Net interest margin	2.77%	3.07%	2.84%	3.19%
Noninterest income	$1,264	$1,564	$3,395	$4,384
Noninterest expense	1,869	1,810	5,597	5,306
Net income	674	1,023	2,210	3,037
Basic earnings per common share:
Income from continuing operations	$0.78	$1.11	$2.10	$3.27
Income from discontinued operations, net	–	0.03	0.46	0.07

Net income	0.78	1.14	2.56	3.34
Diluted earnings per common share:
Income from continuing operations	$0.76	$1.09	$2.05	$3.20
Income from discontinued operations, net	–	0.02	0.45	0.07

Net income	0.76	1.11	2.50	3.27
Basic weighted average number of common shares outstanding (in thousands)	862,004	899,579	861,933	910,449
Diluted weighted average number of common shares outstanding (in thousands)	882,323	918,372	884,068	927,470
Dividends declared per common share	$0.44	$0.40	$1.29	$0.99
Return on average assets(1)	0.95%	1.41%	1.05%	1.42%
Return on average common equity(1)	13.03	19.82	14.47	19.50
Efficiency ratio(2)(3)	62.19	52.13	64.63	51.66
Asset Quality
Nonaccrual loans(4)(5)	$1,471	$1,813	$1,471	$1,813
Foreclosed assets(5)	281	293	281	293

Total nonperforming assets(5)	$1,752	$2,106	$1,752	$2,106
Nonperforming assets/total assets(5)	0.61%	0.73%	0.61%	0.73%
Restructured loans(5)	$38	$118	$38	$118

Total nonperforming assets and restructured loans(5)	1,790	2,224	1,790	2,224
Allowance for loan and lease losses(5)	1,322	1,549	1,322	1,549
Allowance as a percentage of total loans held in portfolio(5)	0.64%	0.97%	0.64%	0.97%
Provision for loan and lease losses	$56	$76	$172	$244
Net charge-offs	27	74	97	213
Capital Adequacy(5)
Stockholders' equity/total assets	7.21%	7.13%	7.21%	7.13%
Tangible common equity(6)/total tangible assets(6)	5.26	5.26	5.26	5.26
Estimated total risk-based capital/risk-weighted assets(7)	10.64	11.54	10.64	11.54
Per Common Share Data
Book value per common share(5)(8)	$24.01	$22.77	$24.01	$22.77
Market prices:
High	40.19	42.75	45.28	43.90
Low	37.63	36.92	37.63	32.98
Period end	39.08	39.37	39.08	39.37

(1)
Includes income from continuing and discontinued operations for the three months ended September 30, 2003 and nine months ended September 30, 2004 and 2003.
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
(8)
Excludes 6,000,000 shares held in escrow at September 30, 2004, and 16,200,000 shares held in escrow at September 30, 2003.

Summary Financial Data (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$28,220	$51,950	$28,592	$50,773
Total loans held in portfolio	199,159	152,018	189,779	147,666
Total interest-earning assets	252,235	249,892	247,842	246,537
Total assets	283,669	290,215	279,686	285,032
Total interest-bearing deposits	135,600	124,488	128,893	121,221
Total noninterest-bearing deposits	33,266	49,457	33,671	44,015
Total stockholders' equity	20,703	20,657	20,361	20,764
Period-end balance sheet:
Loans held for sale	29,184	35,820	29,184	35,820
Loans held in portfolio, net of allowance for loan and lease losses	204,836	158,680	204,836	158,680
Total assets	288,828	286,631	288,828	286,631
Total deposits	168,695	164,141	168,695	164,141
Total stockholders' equity	20,820	20,441	20,820	20,441
Loan volume:
Home loans:
Adjustable rate	25,589	28,225	77,164	76,503
Fixed rate	14,635	83,360	62,275	235,499
Specialty mortgage finance(1)	7,536	5,460	21,972	14,647

Total home loan volume	47,760	117,045	161,411	326,649
Total loan volume	61,825	131,938	203,511	362,342
Home loan refinancing(2)	23,834	90,762	97,268	261,166
Total refinancing(2)	24,824	93,972	101,995	267,897

(1)
Represents purchased Specialty Mortgage Finance loan portfolios and mortgages originated by Long Beach Mortgage Company.
(2)
Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

  Net Interest Income

        Net interest income decreased largely from contraction of the net interest margin, which declined by 30 and 35 basis points to 2.77% and 2.84% for the three and nine months ended September 30, 2004 from 3.07% and 3.19% for the same periods in 2003, as yields on interest-earning assets continued to decline through the first half of 2004, primarily as a result of the sales and runoff of higher yielding loans and debt securities. Reduced levels of refinancing activity during the third quarter of 2004 also contributed to margin compression, as average noninterest-bearing custodial and escrow deposits declined by approximately $20 billion as compared with the third quarter of 2003.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $39 million and $240 million for the three and nine months ended September 30, 2004, compared with $158 million and $462 million for the same periods in 2003.

        Detailed average balances of interest and noninterest-earning assets as well as interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$922	1.44%	$3	$1,350	2.16%	$7
Available-for-sale securities(1):
Mortgage-backed securities	9,726	3.85	94	21,174	4.51	239
Investment securities	7,597	3.62	69	17,652	3.66	162
Loans held for sale(2)	28,220	4.83	341	51,950	5.31	689
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	108,594	4.19	1,137	84,456	4.56	963
Purchased specialty mortgage finance	16,279	4.57	186	10,777	5.30	143

Total home loans	124,873	4.24	1,323	95,233	4.64	1,106
Home equity loans and lines of credit	38,329	4.55	438	22,209	4.79	266
Home construction:
Builder(4)	1,288	4.68	15	1,105	4.47	13
Custom(5)	1,405	6.07	21	977	6.90	17
Multi-family	21,240	4.90	260	19,920	5.16	258
Other real estate	6,364	5.78	93	6,989	6.31	111

Total loans secured by real estate	193,499	4.44	2,150	146,433	4.83	1,771
Consumer	860	10.17	22	1,178	8.55	25
Commercial business	4,800	4.43	54	4,407	4.18	47

Total loans held in portfolio	199,159	4.46	2,226	152,018	4.84	1,843
Other	6,611	4.70	78	5,748	3.99	58

Total interest-earning assets	252,235	4.45	2,811	249,892	4.79	2,998
Noninterest-earning assets:
Mortgage servicing rights	6,698			6,250
Goodwill	6,196			6,196
Other(6)	18,540			27,877

Total assets	$283,669			$290,215

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $80 million and $94 million for the three months ended September 30, 2004 and 2003.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.
(6)
Includes assets of continuing and discontinued operations for the quarter ended September 30, 2003.

(Continued from the previous page.)

	Three Months Ended September 30,
	2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$54,377	1.25%	$172	$64,057	1.68%	$272
Savings and money market deposits	43,278	1.27	138	28,674	0.88	63
Time deposits	37,945	2.40	229	31,757	2.53	203

Total interest-bearing deposits	135,600	1.58	539	124,488	1.72	538
Federal funds purchased and commercial paper	2,733	1.54	10	4,057	1.12	12
Securities sold under agreements to repurchase	14,213	2.75	100	21,399	2.19	120
Advances from Federal Home Loan Banks	59,227	2.02	306	45,334	2.59	300
Other	12,922	3.62	116	12,203	3.94	119

Total interest-bearing liabilities	224,695	1.89	1,071	207,481	2.07	1,089

Noninterest-bearing sources:
Noninterest-bearing deposits	33,266			49,457
Other liabilities(7)	5,005			12,620
Stockholders' equity	20,703			20,657

Total liabilities and stockholders' equity	$283,669			$290,215

Net interest spread and net interest income		2.56	$1,740		2.72	$1,909

Impact of noninterest-bearing sources		0.21			0.35
Net interest margin		2.77			3.07

(7)
Includes liabilities of continuing and discontinued operations for the quarter ended September 30, 2003.

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$993	1.30%	$10	$3,297	1.39%	$35
Available-for-sale securities(1):
Mortgage-backed securities	9,870	4.04	299	23,805	5.04	900
Investment securities	12,862	3.19	308	15,829	4.08	484
Loans held for sale(2)	28,592	5.03	1,079	50,773	5.41	2,061
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	105,559	4.18	3,311	83,656	4.91	3,079
Purchased specialty mortgage finance	15,223	4.83	552	10,456	5.57	437

Total home loans	120,782	4.26	3,863	94,112	4.98	3,516
Home equity loans and lines of credit	33,786	4.59	1,162	19,583	5.09	747
Home construction:
Builder(4)	1,205	4.49	41	1,088	4.75	39
Custom(5)	1,302	6.13	60	942	7.36	52
Multi-family	20,810	4.98	777	19,149	5.38	773
Other real estate	6,484	5.87	287	7,344	6.30	348

Total loans secured by real estate	184,369	4.48	6,190	142,218	5.13	5,475
Consumer	928	10.08	70	1,255	8.82	83
Commercial business	4,482	4.24	144	4,193	4.49	143

Total loans held in portfolio	189,779	4.50	6,404	147,666	5.15	5,701
Other	5,746	4.27	184	5,167	4.72	183

Total interest-earning assets	247,842	4.46	8,284	246,537	5.06	9,364
Noninterest-earning assets:
Mortgage servicing rights	6,566			5,490
Goodwill	6,196			6,199
Other(6)	19,082			26,806

Total assets	$279,686			$285,032

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $240 million and $228 million for the nine months ended September 30, 2004 and 2003.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(5)
Represents construction loans made directly to the intended occupant of a single-family residence.
(6)
Includes assets of continuing and discontinued operations for the nine months ended September 30, 2003.

(Continued from the previous page.)

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$62,396	1.27%	$593	$60,980	1.78%	$810
Savings and money market deposits	33,211	1.00	249	28,265	0.98	207
Time deposits	33,286	2.39	598	31,976	2.74	657

Total interest-bearing deposits	128,893	1.49	1,440	121,221	1.85	1,674
Federal funds purchased and commercial paper	3,084	1.21	28	2,917	1.21	26
Securities sold under agreements to repurchase	17,711	2.26	304	20,607	2.52	394
Advances from Federal Home Loan Banks	57,135	2.05	892	50,993	2.62	1,012
Other	13,241	3.58	354	13,192	3.76	371

Total interest-bearing liabilities	220,064	1.82	3,018	208,930	2.21	3,477

Noninterest-bearing sources:
Noninterest-bearing deposits	33,671			44,015
Other liabilities(7)	5,590			11,323
Stockholders' equity	20,361			20,764

Total liabilities and stockholders' equity	$279,686			$285,032

Net interest spread and net interest income		2.64	$5,266		2.85	$5,887

Impact of noninterest-bearing sources		0.20			0.34
Net interest margin		2.84			3.19

(7)
Includes liabilities of continuing and discontinued operations for the nine months ended September 30, 2003.

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)
Home loan mortgage banking income (expense):
Loan servicing income (expense):
Loan servicing fees	$482	$542	(11)%	$1,469	$1,748	(16)%
Amortization of mortgage servicing rights	(589)	(665)	(11)	(1,884)	(2,665)	(29)
MSR valuation adjustments:
MSR net ineffectiveness under Statement No. 133	431	–	–	153	–	–
MSR lower of cost or market adjustment	(266)	368	–	(646)	96	–

Net MSR valuation adjustments	165	368	(55)	(493)	96	–
Other, net	(62)	(220)	(72)	(217)	(515)	(58)

Net home loan servicing income (expense)	(4)	25	–	(1,125)	(1,336)	(16)
Revaluation gain (loss) from derivatives	107	(172)	–	969	643	51
Net settlement income from certain interest-rate swaps	126	130	(3)	485	354	37
Gain (loss) from mortgage loans	210	(204)	–	494	1,186	(58)
Loan related income	65	108	(40)	212	274	(23)
Gain from sale of originated mortgage-backed securities	–	258	(100)	–	260	(100)

Total home loan mortgage banking income	504	145	248	1,035	1,381	(25)
Depositor and other retail banking fees	514	471	9	1,484	1,346	10
Securities fees and commissions	104	103	1	315	291	8
Insurance income	61	45	36	179	139	29
Portfolio loan related income	109	116	(7)	299	344	(13)
Gain from other available-for-sale securities	11	557	(98)	73	689	(89)
Gain (loss) on extinguishment of borrowings	(147)	7	–	(237)	(129)	84
Other income	108	120	(10)	247	323	(24)

Total noninterest income	$1,264	$1,564	(19)	$3,395	$4,384	(23)

  Home Loan Mortgage Banking Income

        The decrease in home loan servicing fees for the three and nine months ended September 30, 2004 was the result of the decrease in our loans serviced for others portfolio and a decline in the weighted average servicing fee. Our loans serviced for others portfolio decreased as the Company's loan volume mix began to shift from salable production to balance sheet portfolio lending during the second half of 2003. The volume of new, salable loan production was lower than the paydown rate of the servicing portfolio.

        The weighted average servicing fee decreased from 35 basis points at September 30, 2003 to 33 basis points at September 30, 2004 primarily due to transactions entered into, from time to time, in which a portion of the future contractual servicing cash flows are securitized and sold to third parties. These transactions decreased the net MSR balance by $230 million during the twelve months ending

September 30, 2004, but had no impact on the unpaid principal balance of the loans serviced for others portfolio. Additionally, the Company has entered into loan sales and securitizations with certain government-sponsored and private enterprises in which it has retained a smaller servicing fee than is common in the industry. The smaller servicing fee leads to a lower value for the resulting MSR and greater cash proceeds when the loans or securities are sold.

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Statement No. 133 MSR accounting valuation adjustments	$(885)	$–	$822	$–
Change in value of MSR accounted for under lower of aggregate cost or market value methodology	(266)	368	(646)	96

Total MSR valuation changes	(1,151)	368	176	96
Statement No. 133 fair value hedging adjustments	1,316	–	(669)	–
Revaluation gain (loss) from derivatives – MSR risk management	130	(317)	917	840
Net settlement income from certain interest-rate swaps	126	120	481	344
Gain from securities	45	176	50	316

Net valuation change in hedging and risk management instruments	1,617	(21)	779	1,500

Total change in MSR valuation, net of hedging and risk management instruments	$466	$347	$955	$1,596

        The following tables separately present the risk management results associated with the economic hedges of MSR, loans held for sale and other risk management activities included within noninterest income for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	MSR	Loans Held for Sale	Other	Total	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$130	$(23)	$–	$107	$917	$52	$–	$969
Net settlement income from certain interest-rate swaps	126	–	–	126	481	4	–	485
Gain from securities:
Gain from other available-for-sale securities	–	–	11	11	5	–	68	73
Revaluation gain from principal-only mortgage-backed trading securities(1)	45	–	–	45	45	–	–	45

Total	$301	$(23)	$11	$289	$1,448	$56	$68	$1,572

(1)
Reported within other noninterest income on the Consolidated Statements of Income.

	Three Months Ended September 30, 2003				Nine Months Ended September 30, 2003
	MSR	Loans Held for Sale	Other	Total	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$(317)	$145	$–	$(172)	$840	$(197)	$–	$643
Net settlement income from certain interest-rate swaps	120	10	–	130	344	10	–	354
Gain from other available-for-sale securities	176	–	381	557	316	–	373	689

Total	$(21)	$155	$381	$515	$1,500	$(187)	$373	$1,686

        Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement of Financial Accounting Standards ("Statement") No. 133.

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. Applying fair value hedge accounting to the MSR results in the changes in fair value of the hedging derivatives to be netted against the changes in fair value of the hedged MSR, to the extent the hedge relationship is determined to be highly effective. We use standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged MSR meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. Unlike the lower of cost or market value accounting methodology, the recorded value of the hedged MSR may exceed its original cost basis. The portion of the MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of aggregate cost or market value.

        The total change in MSR valuation, net of hedging and risk management instruments was a gain of $466 million in the third quarter of 2004, compared with a gain of $347 million in the third quarter of 2003. The hedging performance of the MSR asset was affected by the significant decrease in mortgage interest rates during the quarter. At September 30, 2004, the Federal National Mortgage Association ("FNMA") 30-year current coupon fixed mortgage rate was 5.24%, a decrease of 38 basis points from 5.62% at June 30, 2004. As interest rates decreased, basis spreads between mortgage rates and interest rate swap indices widened, resulting in gains on MSR hedging and risk management instruments that exceeded the decrease in value of the MSR.

        During the nine months ended September 30, 2004, we recorded other than temporary MSR impairment of $410 million on the MSR asset. This amount was determined by applying an appropriate interest rate shock to the MSR in order to estimate the amount of the valuation allowance we may expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR, including the Statement No. 133 valuation adjustments, exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as other than temporary impairment. The initial application of fair value hedge accounting treatment to most of the Company's MSR during the second quarter of 2004 effectively resulted in the Company recording much of the recovery in the value as a Statement No. 133 valuation adjustment. Absent the application of Statement 133 to the Company's MSR asset, most of the MSR recovery recognized during the second quarter would have been recorded as a reversal of the valuation allowance. The Company recorded other than temporary MSR impairment of $1.11 billion for the nine months ended September 30, 2003.

        MSR amortization expense was lower in the first nine months of 2004, compared with the same period in 2003, due to a decline in the high prepayment rates experienced in the first half of 2003 and the large other than temporary MSR impairment recorded in that year.

        The decrease in "Other, net" home loan servicing income (expense) for the three and nine months ended September 30, 2004 resulted from lower loan pool expenses due to the reduction in refinancing activity. Loan pool expenses represent the amount of expense that the Company incurs for the elapsed time between the borrower payoff date and the next monthly investor pool cutoff date.

        In measuring the fair value of MSR, we stratify the loans in our servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At September 30, 2004, we stratified the loans in our servicing portfolio as follows:

		September 30, 2004
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,653	$647	$1,006	$1,006
Government-sponsored enterprises	6.00% and below	2,888	510	2,378	2,378
Government-sponsored enterprises	6.01% to 7.49%	1,563	706	857	857
Government-sponsored enterprises	7.50% and above	203	81	122	122
Government	6.00% and below	495	85	410	410
Government	6.01% to 7.49%	551	237	314	314
Government	7.50% and above	262	115	147	147
Private	6.00% and below	476	83	393	393
Private	6.01% to 7.49%	275	121	154	154
Private	7.50% and above	97	32	65	65

Total primary servicing		8,463	2,617	5,846	5,846
Master servicing	All loans	111	30	81	81
Specialty home loans	All loans	159	4	155	155
Multi-family	All loans	32	2	30	30

Total		$8,765	$2,653	$6,112	$6,112

        At September 30, 2004, key economic assumptions and the sensitivity of the current fair value of home loan MSR to immediate changes in those assumptions were as follows:

	September 30, 2004
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprises	Privately Issued	All Types	Specialty Home Loans
	(dollars in millions)
Fair value of home loan MSR	$4,228	$612	$1,006	$155
Expected weighted-average life (in years)	3.8	3.8	3.2	2.5
Constant prepayment rate ("CPR")(1)	18.55%	19.94%	28.12%	32.37%
Impact on fair value of 25% decrease in CPR	$789	$136	$217	$33
Impact on fair value of 50% decrease in CPR	1,885	328	538	81
Impact on fair value of 25% increase in CPR	(592)	(101)	(158)	(25)
Impact on fair value of 50% increase in CPR	(1,051)	(179)	(282)	(44)
Discounted cash flow rate ("DCF")	8.31%	9.81%	9.58%	19.75%
Impact on fair value of 10% decrease in DCF	n/a	n/a	n/a	$5
Impact on fair value of 25% decrease in DCF	$300	$48	$57	13
Impact on fair value of 50% decrease in DCF	654	106	122	n/a
Impact on fair value of 25% increase in DCF	(258)	(41)	(50)	(11)
Impact on fair value of 50% increase in DCF	(482)	(75)	(94)	(20)

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

        The Company recorded gain from mortgage loans, net of risk management instruments, of $187 million and $550 million for the three and nine months ended September 30, 2004, compared with a net loss of $49 million and a net gain of $999 million for the same periods in 2003. The increase of $236 million from the three months ended September 30, 2003 to the same period in 2004 was primarily the result of losses incurred from various market volatility and operational issues experienced during the third quarter of 2003, including unhedged rate lock extensions granted to customers, a diminished level of market liquidity for certain instruments used to manage interest rate risk on rate locks and loans held for sale, and systems issues that caused data interruptions during the period. The decrease of $449 million from the nine months ended September 30, 2003 to the same period in 2004 was primarily the result of historically low mortgage interest rates during the first part of 2003 which generated extremely high levels of salable fixed-rate home loan volume, most of which was the result of refinancing activity. When the industry-wide refinancing boom ended later that year, customer preferences began to shift away from fixed-rate loans to adjustable-rate products. Accordingly, the Company's fixed-rate home loan volume declined from $240.44 billion in the first nine months of 2003 to $67.91 billion in the same period of 2004. Conversely, short-term adjustable-rate loan volume, which the Company generally retains in its loan portfolio, increased from $18.47 billion in the first nine months of 2003 to $50.29 billion in the same period of 2004.

        As part of its normal servicing activities, the Company repurchases delinquent mortgages contained within Government National Mortgage Association ("GNMA") loan servicing pools and, in general, resells them to secondary market participants. Accordingly, gains from the resale of these mortgages are reported as gain from mortgage loans. In one part of the Company's program, certain loans that have been 30 days or more past due for four consecutive months with at least one payment that remains uncured (referred to as "rolling 30 loans") are repurchased from GNMA and then resold in the secondary market. In the other, certain loans that have missed three consecutive payments are likewise purchased and resold. Gain from the sale of these loans was $30 million and $130 million for the three and nine months ended September 30, 2004 and $81 million and $309 million for the same periods in 2003. The Company does not have the option of repurchasing "rolling 30 loans" from pools created after January 1, 2003, but continues to make such purchases from previously created pools. Over time, we expect gains from the repurchase of "rolling 30 loans" to diminish as the pools that are eligible for repurchase are depleted.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are not recorded at fair value and are instead recorded at the lower of aggregate cost or market value. Due to changes in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, a net loss of $23 million and a net gain of $52 million were recognized as revaluation gain/loss from derivatives during the three and nine months ended September 30, 2004, compared with a revaluation gain of $145 million and a net loss of $197 million for the same periods in 2003. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of September 30, 2004, the fair value of loans held for sale was $29.32 billion with a carrying amount of $29.18 billion, and as of December 31, 2003, the fair value and carrying amount were $20.84 billion.

        Net settlement income from certain interest-rate swaps primarily represents income from our interest-rate swaps that are designated as MSR risk management instruments. At September 30, 2004, the total notional amount of such swaps was $41.99 billion, compared with $24.73 billion at September 30, 2003.

        Loan related income decreased for the three and nine months ended September 30, 2004 primarily due to decreased loan transfer fees charged to our correspondent lenders resulting from decreased loan volume.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees for the three and nine months ended September 30, 2004, compared with the same periods in 2003, was largely due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in ATM and debit card related income. The number of noninterest-bearing checking accounts at September 30, 2004 totaled approximately 7.0 million, compared with approximately 6.3 million at September 30, 2003.

        Insurance income increased during the three and nine months ended September 30, 2004 substantially due to the continued growth in our captive reinsurance programs.

        Gain from other available-for-sale securities decreased to $11 million for the third quarter of 2004 from $557 million for the same period in 2003. During the third quarter of 2003, sales of $28.10 billion in mortgage-backed securities and investment securities resulted in total gains of approximately $815 million and included $176 million designated as MSR risk management instruments and $381 million related to securities acquired for asset-liability risk management. The remaining gains of $258 million are reflected as gain from sale of originated mortgage-backed securities within home loan mortgage banking income. There were no similar sales for the same period in 2004.

        Several securities sold under agreements to repurchase ("repurchase agreements") with associated pay-fixed swaps were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate Federal Home Loan Bank ("FHLB") advances, resulting in a loss of $90 million. During the nine months ended September 30, 2003, the Company restructured certain repurchase agreements containing embedded pay-fixed swaps resulting in a loss of $129 million. Each of these transactions had the immediate effect of reducing the Company's wholesale borrowing costs.

        Other income included $45 million of income recognized from revaluation gains on principal-only mortgage-backed trading securities in the third quarter of 2004, which were acquired as MSR risk management instruments. In the third quarter of 2003, other income included a $55 million fee received from the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") for swapping certain multi-family loans for 100% of the beneficial interest in those loans in the form of mortgage-backed securities. The decrease for the nine months ended September 30, 2004 as compared with the same period in 2003 was primarily due to a decline in the income recorded on residual interests in collateralized mortgage obligations and other trading securities.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)
Compensation and benefits	$841	$837	–%	$2,589	$2,427	7%
Occupancy and equipment	404	352	15	1,197	1,024	17
Telecommunications and outsourced information services	118	150	(21)	364	429	(15)
Depositor and other retail banking losses	54	35	54	134	113	18
Amortization of other intangible assets	14	15	(8)	42	46	(8)
Advertising and promotion	76	51	49	219	190	15
Professional fees	34	69	(51)	105	189	(44)
Postage	58	51	14	174	164	6
Loan expense	57	71	(19)	166	192	(13)
Travel and training	26	38	(31)	89	111	(20)
Reinsurance expense	21	12	73	59	44	35
Other expense	166	129	27	459	377	22

Total noninterest expense	$1,869	$1,810	3	$5,597	$5,306	5

        The increase in employee compensation and benefits for the nine months ended September 30, 2004, compared with the same period in 2003 was primarily due to lower levels of compensation expense that are deferrable as direct loan origination costs and an $84 million charge for severance expense related to staffing reductions that occurred as part of the Company's ongoing cost containment initiative. The number of employees was 55,488 at September 30, 2004, compared with 61,374 at December 31, 2003 and 60,549 at September 30, 2003.

        The increase in occupancy and equipment expense for the three months ended September 30, 2004, compared with the same period in 2003 resulted primarily from restructuring activities and increased rent expense. Restructuring activities included a $14 million charge for the discontinued use of facilities and a $14 million loss on the disposal of furniture and equipment. The increase in rent expense was due to the continued expansion of new retail banking stores throughout the twelve month period ending September 30, 2004. The majority of the increase for the nine months ended September 30, 2004 was from higher equipment depreciation expense, building rent expense and the costs related to the discontinued use of facilities and losses on the disposal of equipment. Depreciation expense increased due to the completion of technology projects that were placed in service during the second quarter of 2003.

        The increase in depositor and other retail banking losses was primarily due to higher levels of overdraft charge-offs, losses from returned deposited checks and a general increase in check fraud.

        The increase in advertising and promotion expense for the three months ended September 30, 2004 was primarily due to additional direct mailing costs for the Free Checking campaign and other local marketing and community relations expense.

        The decrease in professional fees for the three and nine months ended September 30, 2004 was mostly due to decreases in fees associated with technology-related projects.

        The increase in other expense for the three and nine months ended September 30, 2004 was partly due to an increase in the accrual for estimated losses related to certain outstanding litigation settlements, judgments and potential environmental claims.

Review of Financial Condition

  Securities

        Securities consisted of the following:

	September 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,801	$138	$(21)	$8,918
Private issue	1,220	30	–	1,250

Total mortgage-backed securities	10,021	168	(21)	10,168
Investment securities:
U.S. Government and agency	5,842	38	(36)	5,844
Other debt securities	326	19	–	345
Equity securities	123	8	(1)	130

Total investment securities	6,291	65	(37)	6,319

Total available-for-sale securities	$16,312	$233	$(58)	$16,487

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$8,687	$140	$(26)	$8,801
Private issue	1,849	46	(1)	1,894

Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government and agency	25,950	5	(340)	25,615
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135

Total investment securities	26,322	33	(343)	26,012

Total available-for-sale securities	$36,858	$219	$(370)	$36,707

        The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Available-for-sale securities
Realized gross gains	$41	$905	$238	$1,083
Realized gross losses	(30)	(90)	(165)	(134)

Realized net gain	$11	$815	$73	$949

        Our investment securities decreased predominantly due to the sale of U.S. Government and agency bonds. The proceeds from the sales of these securities were used, in part, to allow for the growth in the loan portfolio.

  Loans

        Loans held in portfolio consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Loans secured by real estate:
Home	$112,230	$100,043
Purchased specialty mortgage finance	17,305	12,973

Total home loans	129,535	113,016
Home equity loans and lines of credit	40,505	27,647
Home construction:
Builder(1)	1,248	1,052
Custom(2)	1,484	1,168
Multi-family	21,640	20,324
Other real estate	6,268	6,649

Total loans secured by real estate	200,680	169,856
Consumer	831	1,028
Commercial business	4,647	4,266

Total loans held in portfolio	$206,158	$175,150

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

  Other Assets

        Other assets consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Premises and equipment	$3,279	$3,286
Investment in bank-owned life insurance	2,655	2,582
Accrued interest receivable	1,453	1,558
Foreclosed assets	281	311
Other intangible assets	208	251
Derivatives	1,488	1,457
Trading securities	3,113	1,381
Accounts receivable	3,653	4,309
Other	1,281	1,366

Total other assets	$17,411	$16,501

        A majority of the increase in trading securities was due to the purchase of principal-only mortgage backed securities that are being used for MSR risk management purposes.

  Deposits

        Deposits consisted of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$16,178	$13,724
Interest bearing	52,378	67,990

Total checking deposits	68,556	81,714
Savings and money market deposits	38,620	22,131
Time deposits	24,825	24,605

Total retail deposits	132,001	128,450
Commercial business deposits	8,117	7,159
Wholesale deposits	14,052	2,579
Custodial and escrow deposits(1)	14,525	14,993

Total deposits	$168,695	$153,181

(1)
Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

        The increase in retail deposits was primarily the result of the $16.49 billion increase in savings and money market deposits from year-end 2003, which was predominantly due to the introduction of the Platinum Savings account, substantially offset by a decline in Platinum Checking account balances. The $11.47 billion increase in wholesale deposits from year-end 2003 was predominantly due to an increase in our investor base resulting from an upgrade in our credit rating from a major agency in the early part of 2004, making the Company more attractive to institutional investors.

        Checking, savings and money market deposits composed 81% of retail deposits at September 30, 2004, unchanged from year-end 2003. These products generally have the benefit of lower interest costs, compared with time deposits. Even though checking, savings and money market deposits are more liquid, we consider them to be the core relationship with our customers. At September 30, 2004, deposits funded 58% of total assets, compared with 56% at December 31, 2003.

  Borrowings

        At September 30, 2004, our borrowings were largely in the form of advances from the Federal Home Loan Banks ("FHLBs") of Seattle, San Francisco, Dallas and New York and repurchase agreements. Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs. The mix of our borrowing sources at any given time is dependent on market conditions.

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

  Consumer Group

  Retail Banking and Financial Services

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$1,295	$994	30%	$3,802	$2,902	31%
Provision for loan and lease losses	43	40	9	123	113	10
Noninterest income	713	653	9	2,038	1,851	10
Inter-segment revenue	3	63	(96)	15	159	(90)
Noninterest expense	1,116	980	14	3,303	2,860	15

Income before income taxes	852	690	23	2,429	1,939	25
Income taxes	323	274	18	920	744	24

Net income	$529	$416	27	$1,509	$1,195	26

Performance and other data:
Efficiency ratio(1)	49.02%	49.65%	(1)	49.81%	50.35%	(1)
Average loans	$167,539	$118,295	42	$158,646	$116,307	36
Average assets	179,950	130,046	38	170,881	127,934	34
Average deposits	131,850	126,040	5	129,518	124,358	4
Employees at end of period	29,963	28,802	4	29,963	28,802	4

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increase in net interest income was mostly due to higher average balances of home loans and home equity loans and lines of credit. Average home loans have increased $27.93 billion and $24.28 billion, or 34% and 30%, for the three and nine months ended September 30, 2004, compared with the same periods in 2003 resulting from increased growth in short-term adjustable-rate mortgages typically held in portfolio. Average home equity loans and lines of credit increased $16.12 billion and $14.27 billion, or 73%, for the three and nine months ended September 30, 2004, compared with the same periods in 2003.

        The increase in noninterest income was primarily due to depositor and other retail banking fees resulting from higher numbers of net new retail checking accounts, which increased by approximately 142,000 in the third quarter of 2004 and 755,000 in the preceding twelve months.

        Inter-segment revenue decreased due to lower broker fees received from the Mortgage Banking segment for the origination of mortgage loans, which resulted from the overall decline in refinancing activity.

        The increase in noninterest expense was primarily driven by employee compensation and benefits and occupancy and equipment expense resulting from expansion of the Company's distribution network, which included the opening of 56 net new stores in the third quarter of 2004 and 195 net new stores in the preceding twelve months.

        The increase in average deposits was primarily due to higher levels of interest-bearing Platinum Savings accounts.

  Mortgage Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$274	$683	(60)%	$908	$2,028	(55)%
Provision for loan and lease losses	2	1	143	7	1	433
Noninterest income	769	288	167	1,728	2,076	(17)
Inter-segment expense	3	63	(96)	15	159	(90)
Noninterest expense	602	729	(17)	1,921	2,180	(12)

Income before income taxes	436	178	146	693	1,764	(61)
Income taxes	165	61	171	262	664	(61)

Net income	$271	$117	133	$431	$1,100	(61)

Performance and other data:
Efficiency ratio(1)	52.89%	74.66%	(29)	67.33%	51.31%	31
Average loans	$22,611	$51,648	(56)	$23,158	$48,160	(52)
Average assets	36,343	78,806	(54)	37,243	73,130	(49)
Average deposits	15,385	35,120	(56)	16,695	30,066	(44)
Employees at end of period	16,786	22,527	(25)	16,786	22,527	(25)

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The decrease in net interest income was mostly due to a decline in the average balances of loans held for sale. This occurred due to a reduction in refinancing activity, compared with 2003 when interest rates were at record low levels and a shift in loan volume mix from fixed-rate loans to adjustable-rate loans that are generally held in portfolio. Total loan volume for the three months ended September 30, 2004 was $40.49 billion, compared with $111.95 billion for the same period in 2003. Adjustable-rate loan mortgage volume increased for the three months ended September 30, 2004 to 63% of total loan volume from 25% in 2003.

        The increase in noninterest income for the three months ended September 30, 2004 was primarily due to losses from mortgage loans incurred during the third quarter of 2003, resulting from various market volatility and operational issues, including unhedged rate lock extensions granted to customers, a diminished level of market liquidity for certain instruments used to manage interest rate risk on rate locks and loans held for sale, and systems issues that caused data interruptions during the period. The decrease in noninterest income for the nine months ended September 30, 2004 was mostly due to gains from other available-for-sale securities resulting from sales of investment securities designated as MSR risk management instruments during the second and third quarters of 2003. There was no comparable activity for the same periods in 2004.

        Inter-segment expense has decreased due to lower broker fees paid to the Retail Banking and Financial Services segment for the origination of mortgage loans resulting from the overall decline in refinancing activity, compared with 2003.

        The decrease in noninterest expense for the three and nine months ended September 30, 2004 was primarily due to lower technology and compensation and benefits expense. This reflects the consolidation of various locations and functions, the conversion to a single loan servicing platform, headcount reductions, which decreased to 16,786 at September 30, 2004 from 22,527 at September 30, 2003, and the sale or closure of approximately 100 home loan offices in non-strategic markets.

        The decrease in average deposits was predominantly due to lower custodial and escrow balances resulting from the overall decline in refinancing activity, compared with 2003.

  Commercial Group

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$324	$324	–%	$1,004	$959	5%
Provision for loan and lease losses	10	24	(59)	34	86	(60)
Noninterest income	66	204	(67)	256	421	(39)
Noninterest expense	160	142	13	458	406	12

Income from continuing operations before income taxes	220	362	(39)	768	888	(14)
Income taxes	75	130	(42)	268	317	(16)

Income from continuing operations	145	232	(38)	500	571	(12)
Income from discontinued operations, net of taxes	–	24	(100)	–	65	(100)

Net income	$145	$256	(44)	$500	$636	(21)

Performance and other data:
Efficiency ratio(1)	33.45%	21.39%	56	29.25%	23.13%	26
Average loans	$38,829	$35,318	10	$38,120	$34,728	10
Average assets	43,745	44,017	(1)	43,460	43,231	3
Average deposits	7,811	6,131	27	6,922	5,163	34
Employees at end of period(2)	3,270	5,594	(42)	3,270	5,594	(42)

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(2)
Includes 2,352 employees reported as part of discontinued operations as of the three and nine months ended September 30, 2003.

        The decrease in the provision for loan and lease losses resulted from lower actual charge-offs and lower expected charge-off rates of commercial and multi-family loans, compared with 2003.

        The decrease in noninterest income for the three and nine months ended September 30, 2004 was primarily due to transactions during the third quarter of 2003 that resulted in a gain of $70 million recognized from the sale of mortgage-backed securities and a nonrefundable fee of $55 million received as consideration for swapping approximately $3.3 billion of multi-family loans with Freddie Mac.

        The increase in noninterest expense was mostly due to increased compensation and benefits, technology and occupancy and equipment expense and other expenses due to growth in Long Beach Mortgage, part of the Company's specialty mortgage finance program.

  Corporate Support/Treasury and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2004	2003		2004	2003
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(263)	$(183)	43%	$(767)	$(261)	194%
Noninterest income (expense)	(122)	611	–	(158)	548	–
Noninterest expense	203	171	18	548	490	12

Income (loss) from continuing operations before income taxes	(588)	257	–	(1,473)	(203)	627
Income taxes (benefit)	(221)	95	–	(551)	(75)	634

Income (loss) from continuing operations	(367)	162	–	(922)	(128)	624
Income from discontinued operations, net of taxes	–	–	–	399	–	–

Net income (loss)	$(367)	$162	–	$(523)	$(128)	310

Performance and other data:
Average assets	$25,452	$39,108	(35)	$29,845	$42,403	(30)
Average deposits	13,820	6,654	108	9,429	5,649	67
Employees at end of period	5,469	5,978	(9)	5,469	5,978	(9)

        The increase in net interest expense was primarily due to lower interest income from declining balances of available-for-sale securities.

        The decrease in noninterest income was substantially due to gains realized on the sale of available-for-sale securities during the third quarter of 2003 and losses of $237 million that resulted from the termination of certain wholesale borrowings with associated pay-fixed interest rate swaps during the nine months ended September 30, 2004.

        A significant portion of the increase in noninterest expense was due to severance and facility closures related to the Company's cost containment initiative. All such restructuring charges incurred from this initiative are charged to this unit.

        The decrease in average assets was mostly due to the sales and paydowns of available-for-sale securities during the preceding twelve months.

        Income from discontinued operations resulted from the sale of the Company's subsidiary, Washington Mutual Finance, in the first quarter of 2004.

Off-Balance Sheet Activities

  Asset Securitization

        We transform loans into securities, which are sold to investors – a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. The QSPE, in turn, issues securities, commonly called asset-backed securities, which are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within our financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.79 billion at September 30, 2004, of which $1.74 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 7 to the Consolidated Financial Statements – "Mortgage Banking Activities" of the Company's 2003 Annual Report on Form 10-K/A.

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

        Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans from continuing operations consisted of the following:

	September 30, 2004	June 30, 2004	December 31, 2003
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans:
Loans secured by real estate:
Home	$538	$535	$736
Purchased specialty mortgage finance	608	585	597

Total home nonaccrual loans	1,146	1,120	1,333
Home equity loans and lines of credit	50	48	47
Home construction:
Builder(1)	23	18	25
Custom(2)	8	6	10
Multi-family	23	20	19
Other real estate	173	133	153

Total nonaccrual loans secured by real estate	1,423	1,345	1,587
Consumer	11	9	8
Commercial business	37	42	31

Total nonaccrual loans held in portfolio	1,471	1,396	1,626
Foreclosed assets	281	286	311

Total nonperforming assets	$1,752	$1,682	$1,937
As a percentage of total assets	0.61%	0.60%	0.70%
Restructured loans	$38	$79	$111

Total nonperforming assets and restructured loans	$1,790	$1,761	$2,048

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.
(2)
Represents construction loans made directly to the intended occupant of a single-family residence.

        The reduction in nonaccrual loans during the first nine months of 2004 was predominantly driven by declines in nonaccrual home loans. The Company continued its program of selling packages of nonperforming loans that it holds in portfolio, including $95 million of such nonperforming loans sold during the third quarter. Year-to-date, $341 million of nonperforming loans held in portfolio were sold which resulted in $17 million in related charge-offs. We will continue to periodically evaluate nonperforming loan sales as part of our ongoing portfolio management strategy.

        Nonaccrual home equity loans and lines of credit increased $3 million during the first nine months of 2004, but as a percentage to total loans in this portfolio declined to 0.12% at September 30, 2004 from 0.17% at December 31, 2003. Other real estate nonaccrual loans increased $40 million during the quarter, primarily due to the addition of two large credits, and are up $20 million since year-end 2003.

        Foreclosed assets totaled $281 million at September 30, 2004, compared with $286 million at June 30, 2004 and $311 million at December 31, 2003. The Company's foreclosed assets include residential and commercial real estate as well as a small amount of personal property. Driving the decline during the nine months just ended were the sales of several commercial foreclosed assets.

        Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $84 million, $99 million and $66 million at September 30, 2004, June 30, 2004, and December 31, 2003.

  90 or More Days Past Due

        The amount of loans held in portfolio which were 90 or more days contractually past due and still accruing interest was $68 million at September 30, 2004, compared with $53 million at June 30, 2004, and $46 million at December 31, 2003. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

  Provision and Allowance for Loan and Lease Losses

        Changes in the allowance for loan and lease losses from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Balance, beginning of period	$1,293	$1,530	$1,250	$1,503
Allowance for certain loan commitments/other	–	17	(3)	15
Provision for loan and lease losses	56	76	172	244

	1,349	1,623	1,419	1,762
Loans charged off:
Loans secured by real estate:
Home	(6)	(22)	(30)	(46)
Purchased specialty mortgage finance	(11)	(9)	(29)	(29)

Total home loan charge-offs	(17)	(31)	(59)	(75)
Home equity loans and lines of credit	(6)	(4)	(18)	(11)
Home construction – builder(1)	–	(1)	–	(1)
Multi-family	–	(4)	–	(5)
Other real estate	(1)	(16)	(10)	(46)

Total loans secured by real estate	(24)	(56)	(87)	(138)
Consumer	(11)	(20)	(36)	(55)
Commercial business	(4)	(19)	(14)	(64)

Total loans charged off	(39)	(95)	(137)	(257)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	7	–	9
Purchased specialty mortgage finance	1	1	3	2

Total home loan recoveries	1	8	3	11
Home equity loans and lines of credit	–	–	1	–
Multi-family	1	–	3	–
Other real estate	2	6	8	13

Total loans secured by real estate	4	14	15	24
Consumer	5	5	15	11
Commercial business	3	2	10	9

Total recoveries of loans previously charged off	12	21	40	44

Net charge-offs	(27)	(74)	(97)	(213)

Balance, end of period	$1,322	$1,549	$1,322	$1,549

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.05%	0.19%	0.07%	0.19%
Allowance as a percentage of total loans held in portfolio	0.64	0.97	0.64	0.97

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale.

        Net charge-offs for the three and nine months ended September 30, 2004 decreased $47 million and $116 million, compared with the same periods during 2003. As an annualized percentage of average loans held in portfolio, net charge-offs were 0.05% and 0.07% for the three and nine months ended September 30, 2004, compared with 0.19% for both of the same periods in 2003.

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

        During the first nine months of 2004, the Company recorded a provision of $172 million which exceeded net charge-offs by $75 million in support of this year's loan portfolio growth. The resulting allowance as a percentage of total loans held in portfolio at September 30, 2004 was 0.64%, compared with 0.66% at June 30, 2004 and 0.71% at December 31, 2003.

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

        Washington Mutual, Inc.'s primary funding source during 2003 was from dividends paid by our banking subsidiaries. Washington Mutual, Inc. also received dividends from subsidiaries during the third quarter of 2004 and expects to continue to receive dividends in the future. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to the Company's 2003 Annual Report on Form 10-K/A, "Business – Regulation and Supervision" and Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion of debt securities, preferred stock and depositary shares in the United States and in international capital markets. In 2003, the Company issued $1.65 billion of fixed- and adjustable-rate senior debt securities. In March 2004, the Company issued $750 million of fixed-rate subordinated debt securities. At September 30, 2004, the Company had $4.60 billion available for issuance.

        Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. The commercial paper program provides for up to $500 million in funds. The revolving credit facility totaling $800 million provides credit support for Washington Mutual, Inc.'s commercial paper program as well as funds for general corporate purposes. At September 30, 2004, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available.

  Banking Subsidiaries

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the nine months ended September 30, 2004, those sources funded 73% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We expect to continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        In the nine months ended September 30, 2004, the Company's proceeds from the sales of loans held for sale were approximately $101 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $112 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources. In the nine months ended September 30, 2004, originations/purchases of loans held for sale, net of principal payments, exceeded the proceeds from the sale of loans held for sale by approximately $11 billion.

        To supplement our funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a $20 billion Global Bank Note Program for Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Under this program, WMBFA is allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. WMB is allowed to issue up to $5 billion in senior notes. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion. As part of this program, WMBFA issued $750 million of 10 year fixed-rate subordinated notes in August of 2004 and an additional $250 million with identical terms in September 2004. On November 4, 2004, WMBFA sold an additional $1 billion of 10 year fixed-rate subordinated notes and $500 million of 10 year floating rate subordinated notes. The terms of these sales are expected to close on November 12, 2004. After these issuances, these two banking subsidiaries had a combined total of $17.50 billion available under this program.

  Non-banking Subsidiaries

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $2.5 billion that are used to fund loans held for sale. At September 30, 2004, Long Beach Mortgage had borrowings outstanding of $500 million under these credit facilities.

Capital Adequacy

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and the minimum regulatory ratios to be categorized as well-capitalized were as follows:

	September 30, 2004
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.85%	6.58%	96.51%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.24	9.61	487.33	6.00
Total risk-based capital to total risk-weighted assets	10.94	11.79	487.42	10.00

        Our federal savings bank subsidiaries, WMBFA and WMBfsb, are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA and WMBfsb both satisfied this requirement at September 30, 2004.

        Our broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2004, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

        During the third quarter, the Company adopted an MSR risk management approach that reduces its exposure to basis risk. As a result, the amount of mortgage based risk management products, such as forward commitments to purchase and sell mortgage-backed securities, was increased, while the amount of LIBOR based products, such as interest rate swap contracts, was diminished. Due to the inherent optionality in mortgage-based products, additional derivatives were also purchased to mitigate the optionality risk created by these products. This change in approach resulted in a significant increase in the total notional balance of derivative contracts that are designated as MSR risk management instruments.

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

  Asset/Liability Risk Management

        The purpose of asset/liability risk management is to assess the aggregate risk profile of the consolidated Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all of the other remaining interest rate risk positions inherent in the Company's operations.

        To analyze net income sensitivity, management projects net income in a variety of interest rate scenarios, assuming both parallel and non-parallel shifts in the yield curve. These scenarios also capture the net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Additionally, management measures the sensitivity of asset and liability fair value changes to changes in interest rates to analyze risk exposure over longer periods of time.

        The projection of the sensitivity of net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the balance sheet, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect our sensitivity to changes in interest rates. Our interest-bearing deposits and borrowings typically reprice faster than our adjustable-rate assets. An additional lag effect is inherent in our adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. We generally assume a reduction in total loan production in rising interest rate scenarios with a shift towards a greater proportion of adjustable-rate production, which we generally hold in our loan portfolio. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if we choose to retain more loans in the portfolio.

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

  October 1, 2004 and January 1, 2004 Sensitivity Comparison

        The table below indicates the sensitivity of net interest income and net income to interest rate movements in market risk sensitive instruments. The base case used for this sensitivity analysis is derived from our most recent earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve-month periods ending September 30, 2005 and December 31, 2004 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve-month periods. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
October 1, 2004	1.56%	(0.96)%
January 1, 2004	3.01	(2.57)
Net income change for the one-year period beginning:
October 1, 2004	(0.95)	(0.53)
January 1, 2004	(0.34)	(1.23)

        The change in net income sensitivity was mainly due to the decreased sensitivity of net interest income. The reduced volatility of net interest income was due to the sale of fixed-rate bonds during the first nine months of the year combined with increases in adjustable-rate loans held in portfolio and fixed-rate FHLB advances.

        These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans, that result from changes in interest rates. Before the second quarter of 2004, the gain from mortgage loans varied based on an assumed level of salable loan volume. Accordingly, the results of the January 1, 2004 net income simulation have been restated to conform to this change in methodology. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the general composition of MSR hedging and risk management instruments remain fairly constant and that mortgage and interest rate swap spreads remain constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. For all of these reasons, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the interest rate swaps, interest rate swaptions and embedded derivatives at September 30, 2004 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(191)
Contractual maturity		$9,892	$1,270	$2,717	$2,267	$2,980	–	$658
Weighted average pay rate		4.04%	3.50%	3.50%	3.69%	4.90%	–	4.62%
Weighted average receive rate		1.76%	1.79%	1.81%	1.74%	1.72%	–	1.80%
Receive-fixed swaps:	324
Contractual maturity		$8,330	–	$80	$1,000	$950	$850	$5,450
Weighted average pay rate		2.28%	–	0.01%	1.71%	4.77%	1.98%	2.03%
Weighted average receive rate		5.50%	–	5.41%	6.81%	5.74%	3.99%	5.45%
Interest rate corridors:	–
Contractual maturity		$66	$13	$53	–	–	–	–
Weighted average strike rate – long cap		6.37%	8.15%	5.94%	–	–	–	–
Weighted average strike rate – short cap		7.84%	9.50%	7.44%	–	–	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–

Total asset/liability risk management	$133	$18,788

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$4
Contractual maturity		$4,072	$4,072	–	–	–	–	–
Weighted average price		101.60	101.60	–	–	–	–	–
Forward sales commitments:	(77)
Contractual maturity		$13,176	$13,176	–	–	–	–	–
Weighted average price		101.52	101.52	–	–	–	–	–
Mortgage put options:	3
Contractual maturity		$800	$800	–	–	–	–	–
Weighted average strike price		100.17	100.17	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$11,471	$426	$2,607	$3,111	$4,652	$363	$312
Weighted average price		96.20	97.84	97.09	96.28	95.79	95.33	95.04
Pay-fixed swaps:	(6)
Contractual maturity		$250	–	–	–	–	–	$250
Weighted average pay rate		4.85%	–	–	–	–	–	4.85%
Weighted average receive rate		1.81%	–	–	–	–	–	1.81%
Receive-fixed swaps:	16
Contractual maturity		$1,235	–	–	$300	$400	–	$535
Weighted average pay rate		1.77%	–	–	1.58%	1.91%	–	1.78%
Weighted average receive rate		3.78%	–	–	2.19%	3.37%	–	4.97%
Payor swaptions:	5
Contractual maturity (option)		$6,280	–	$6,280	–	–	–	–
Weighted average strike rate		6.37%	–	6.37%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,280
Weighted average pay rate		–	–	–	–	–	–	6.37%

Total other mortgage banking risk management	$(55)	$37,284

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	21
Contractual maturity		$23,135	–	$7,250	$9,000	$4,600	–	$2,285
Weighted average pay rate		2.88%	–	2.37%	2.84%	3.22%	–	4.00%
Weighted average receive rate		1.90%	–	1.93%	1.90%	1.90%	–	1.82%
Receive-fixed swaps:	341
Contractual maturity		$18,755	–	$950	$2,500	$1,550	$1,010	$12,745
Weighted average pay rate		1.83%	–	1.77%	2.03%	1.98%	1.69%	1.79%
Weighted average receive rate		4.30%	–	2.27%	3.21%	3.35%	3.76%	4.82%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.21%	–	–	–	–	5.21%	–
Weighted average receive rate		5.30%	–	–	–	–	5.30%	–
Payor swaptions:	209
Contractual maturity (option)		$56,050	$10,300	$38,550	$7,200	–	–	–
Weighted average strike rate		5.85%	5.93%	5.67%	6.71%	–	–	–
Contractual maturity (swap)		–	–	–	–	$2,950	$1,550	$51,550
Weighted average pay rate		–	–	–	–	4.10	4.54	5.99%
Receive-fixed swaptions:	31
Contractual maturity (option)		$1,775	–	$1,775	–	–	–	–
Weighted average strike rate		4.43%	–	4.43%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,775
Weighted average strike rate		–	–	–	–	–	–	4.43%
Written receive-fixed swaptions:	(11)
Contractual maturity (option)		$4,000	–	$4,000	–	–	–	–
Weighted average strike rate		3.22%	–	3.22%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	–	$3,000
Weighted average strike rate		–	–	–	–	2.77%	–	3.37%
Forward purchase commitments:	214
Contractual maturity		$48,406	$45,406	$3,000	–	–	–	–
Weighted average price		98.68	98.71	98.23	–	–	–	–
Forward sales commitments:	22
Contractual maturity		$8,576	$8,576	–	–	–	–	–
Weighted average price		100.26	100.26	–	–	–	–	–

Total MSR risk management	$828	$160,797

Total interest rate risk management contracts	$906	$216,869

	September 30, 2004
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$614	$5	$619
Trading Securities:
Principal-only mortgage-backed securities	–	–	1,459

Total MSR risk management securities			$2,078

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
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities(1):
U.S. Government and agency	$486	$(14)	$472
Investment securities(1):
U.S. Government and agency	6,275	(156)	6,119

Total MSR risk management securities			$6,591

(1)
Mortgage-backed securities and investment securities mature after 2008.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. With the exception of forward purchase and sales commitments, the Company obtains collateral from the counterparties for amounts in excess of the exposure limits and monitors its exposure and collateral requirements on a daily basis. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At September 30, 2004 and December 31, 2003, the gross positive fair value of the Company's derivative financial instruments was $1.33 billion and $1.34 billion. The Company's master netting agreements at September 30, 2004 and December 31, 2003 reduced the Company's derivative counterparty credit risk by $360 million and $646 million. The Company's collateral against derivative financial instruments was $635 million and $323 million at September 30, 2004 and December 31, 2003. Accordingly, the Company's credit risk related to derivative financial instruments at September 30, 2004 and December 31, 2003 was $338 million and $375 million.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the second quarter of 2004, three plaintiffs filed lawsuits alleging violations of Section 19(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. Each plaintiff purported to represent a class of purchasers of Washington Mutual, Inc., securities from April 15, 2003 through June 28, 2004. The complaints alleged that in various public statements the defendants made misrepresentations, and failed to disclose material facts, concerning the Company's business, business model and future revenue potential. Each complaint sought compensatory damages, fees, costs, expenses and other equitable and/or injunctive relief.

        During the third quarter of 2004, three more lawsuits were filed on behalf of the same class of purchasers as alleged in the original complaints. The new complaints contained allegations that were substantially similar to those pleaded in the original cases. Subsequently, the parties submitted a stipulated Order to the Court through which all six cases will be consolidated into a single action; lead plaintiffs and lead plaintiffs' counsel will be appointed; and a schedule will be set for the filing of an amended consolidated complaint and the Company's response. The Court has not yet taken action on that stipulation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below represents share repurchases made by the Company for the quarter ended September 30, 2004. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	–	–	–	43,465,506
August 1, 2004 to August 31, 2004	–	–	–	43,465,506
September 1, 2004 to September 30, 2004	–	–	–	43,465,506
Total	–	–	–	43,465,506

(1)
In addition to shares repurchased pursuant to our publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.
(2)
Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of June 30, 2004, the Company had repurchased 56,534,494 shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits

  (a)
  Exhibits

        See Index of Exhibits on page 65.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.

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
10.1	Form of 2003 Equity Incentive Plan Stock Option Agreement (1-Year Cliff Vesting) (filed herewith).
10.2	Form of 2003 Equity Incentive Plan Stock Option Agreement (3-Year Graded Vesting) (filed herewith).
10.3	Form of 2003 Equity Incentive Plan Notice of Stock Option Grant (filed herewith).
10.4	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement (3-Year Cliff Vesting) (filed herewith).
10.5	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement (3-Year Graduated Vesting) (filed herewith).
10.6	Form of 2003 Equity Incentive Plan Performance Share Award Agreement (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).

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
PART II – OTHER INFORMATION
SIGNATURES
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS