Form 10-K
period 2004-12-31
WASHINGTON MUTUAL INC
filed 2005-03-14
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐..

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004:

Common Stock – $33,368,030,966(1)
(1) Does not include any value attributable to 6,000,000 shares held in escrow.

        The number of shares outstanding of the issuer's classes of common stock as of February 28, 2005:

Common Stock – 879,248,564(2)
(2) Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

        Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2005, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Business	1
	Overview	1
	Available Information	2
	Employees	2
	Factors That May Affect Future Results	2
	Environmental Regulation	5
	Regulation and Supervision	6
	Executive Officers	10
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II		13
Item 5.	Market for our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Controls and Procedures	14
	Overview	14
	Critical Accounting Policies	17
	Recently Issued Accounting Standards	18
	Five-Year Summary of Selected Financial Data	20
	Ratios and Other Supplemental Data	21
	Earnings Performance from Continuing Operations	22
	Review of Financial Condition	32
	Operating Segments	35
	Risk Management	42
	Credit Risk Management	42
	Liquidity Risk Management	50
	Off-Balance Sheet Activities and Contractual Obligations	52
	Capital Adequacy	54
	Market Risk Management	54
	Maturity and Repricing Information	59
	Operational Risk Management	65
	Tax Contingency	65
	Goodwill Litigation	65
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	68
PART III		69
Item 10.	Directors and Executive Officers of the Registrant	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management	69
Item 13.	Certain Relationships and Related Transactions	69
Item 14.	Principal Accounting Fees and Services	69
PART IV		70
Item 15.	Exhibits, Financial Statement Schedules	70

i

PART I

BUSINESS

Overview

        With a history dating back to 1889, Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual," or the "Company") is a retailer of financial services to consumers and small businesses. Based on our consolidated assets at December 31, 2004 we were the largest thrift holding company in the United States and the seventh largest among all U.S.-based bank and thrift holding companies.

        Our earnings are primarily driven by real estate secured lending and deposit taking activities which generate net interest income and by activities that generate noninterest income, including the sale and servicing of loans and providing fee-based services to our customers. Real estate secured loans and mortgage-backed securities generate more than 90% of interest income and this concentration is likely to continue as a result of our decision to exit certain non-core businesses, such as lending to mid- and large-sized companies.

        We strive to be the nation's leading retailer of financial services for consumers and small businesses. We plan to achieve this by building strong, profitable relationships with a broad spectrum of consumers and businesses. Expanding our retail banking franchise and achieving efficiencies in our operations will be critical to future success.

        Following the acquisition of the three largest California-based thrift institutions in the latter part of the 1990s, we continued to expand nationally by acquiring companies with strong retail banking franchises in Texas and the greater New York metropolitan area. During this period, we developed and launched our award-winning and innovative retail banking stores that serve customers in an open, free-flowing retail environment. With the goal of combining our strengths as a deposit taker and portfolio lender with those of a mortgage banker, we also expanded our presence in the home loan origination and servicing businesses through acquisition. These mortgage banking acquisitions also served to further broaden our national footprint.

        Having created a viable branch presence in many of the largest metropolitan areas over the past decade, our current retail banking store expansion strategy is focused primarily on middle market consumers in those states where we have both a home loan and retail banking presence. As compared to our branching strategy over the last decade, this focus on our existing markets carries lower execution risk because it enables us to leverage both existing infrastructure and brand awareness and is concentrated in markets with characteristics of both above average household growth and below average branch density. For more detail on the products and services offered by our Retail Banking and Financial Services Group, refer to Management's Discussion and Analysis – "Operating Segments."

        In the mortgage banking business, we are building scalable and repeatable processes that will enable us to enhance customer service and offer products at prices that are both competitive and profitable. The ending of the refinance boom in the latter part of 2003 and the ensuing decline in home loan volume resulted in an unacceptably high mortgage banking fixed cost structure. This was largely the result of not having integrated the loan fulfillment operations and the technologies of acquired companies. Our goal is to make this business more competitive by improving productivity and enhancing customer service. For more detail on the products and services offered by our Mortgage Banking Group, refer to Management's Discussion and Analysis – "Operating Segments."

        Multi-family lending complements the Company's expertise in residential real estate secured lending. As a result of productivity improvements completed in this business in 2004, we are well-positioned to execute on our strategy of increasing market share in our top 15 targeted metropolitan markets. These markets have stable demand, a large disparity between the cost of renting and the cost of home ownership, and households that typically rent for an extended period of time. Our target markets also have supply constraints such as geographic barriers, rent control and zoning restrictions. For more detail on the products and services offered by our Commercial Group, of which multi-family lending is the most significant part, refer to Management's Discussion and Analysis – "Operating Segments."

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

        The Company's Code of Conduct, which applies to all officers, directors and employees of the Company, and the Code of Ethics for Senior Financial Officers, which applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, and each business segment or business line chief financial officer and controller, as well as any waiver of our Code of Conduct or Code of Ethics for Senior Financial Officers, are disclosed on our website located at www.wamu.com/ir.

Employees

        At December 31, 2004, we had 52,579 employees, compared with 63,720 at December 31, 2003 and 55,200 at December 31, 2002, which included zero, 2,346 and 2,330 employees related to the Company's discontinued operations. During 2004, our number of employees decreased primarily due to the Company's cost containment initiative directed at reducing the fixed cost structure of the mortgage banking business through reduced employee headcount. During 2003, our number of employees increased substantially to accommodate the high refinancing activity in the earlier part of the year and the opening of new retail banking stores. We believe that we have been successful in attracting quality employees and that our employee relations are good.

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

        Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.

        Some of these factors are described below.

    Volatile interest rates impact our mortgage banking business and could adversely affect our earnings.

        Changes in interest rates affect the mortgage banking business in complex and significant ways. Changes in interest rates can affect loan origination fees, gain from mortgage loans and loan servicing fees, which are the principal components of home loan mortgage banking income. When mortgage rates decline, we would generally expect loan volumes to increase as borrowers refinance, which leads to accelerated payoffs of mortgage loans in our servicing portfolio, which reduces the fair value of our mortgage servicing rights ("MSR"), and to increased loan origination fees and gain from mortgage loans, as our mix of originated mortgage loans generally shifts to saleable fixed-rate products. When mortgage rates rise, we would generally expect loan volumes to decrease, which generally leads to reduced payoffs in our servicing portfolio, which increases the fair value of our MSR, and to reduced loan origination fees and gain from mortgage loans, as our mix or originated mortgage loans generally shifts to adjustable-rate products we hold in portfolio.

        To mitigate changes in fair value of our MSR, we purchase and sell financial instruments, such as mortgage-backed securities and fixed-rate investment securities; enter into interest rate contracts and forward commitments to purchase or sell mortgage-backed securities, which tend to increase in value when mortgage rates decline and decrease in value when mortgage rates rise; and we adjust the mix and amount of such financial instruments or contracts to take into account the effects of different interest rate environments. Our management must exercise judgment in selecting the amount, type and mix of financial instruments and contracts to mitigate changes in fair value of our MSR. We cannot assure that the amount, type and mix of financial instruments and contracts we select will offset significant decreases in the value of the MSR and the Company's earnings could be adversely affected. Moreover, some of the risk management instruments we use may experience periods of illiquidity in the secondary markets, in which case our ability to effectively mitigate changes in the fair value of the MSR could be adversely affected.

        Historically, the Company has held adjustable-rate mortgage ("ARM") loans in its portfolio; however, the industry-wide increase in the origination volume of adjustable-rate mortgages has facilitated the development of a secondary market for these products and has allowed us to sell a significant portion of our signature adjustable-rate mortgage, the Option ARM, into this market. The Company believes that secondary market prices offered for its Option ARM product may result in stronger gain from mortgage loans than its conforming fixed and hybrid products; therefore, a downturn in customer demand for this product or a prolonged period of secondary market illiquidity could have an adverse effect on the Company's earnings.

        For further discussion of how interest rate risk, basis risk and prepayment risk are managed, refer to Management's Discussion and Analysis – "Market Risk Management."

    Rising unemployment or a decrease in housing prices could adversely affect our credit performance.

        The Company's credit performance has been strong, reflecting a generally favorable economic environment for real estate lending. The Company continually monitors changes in the economy, particularly unemployment rates and housing prices. If unemployment were to rise and either a slowdown in housing price appreciation or outright declines in housing prices were to occur, borrowers may be unable to repay their loans. As a result, the Company could experience higher credit losses in its mortgage loan portfolios, which could adversely affect our earnings.

    A continuing emphasis on subprime lending could negatively impact our business.

        The Company began accelerating purchases of subprime loans in 2003, increased its specialty mortgage finance portfolio significantly in 2004 and intends to continue to grow this portfolio in the future. The specialty mortgage finance portfolio has generally performed well as a result of a strong mortgage market, housing price appreciation and the Company's disciplined approach in re-underwriting these assets. However, if there were a downturn in the national economy or local economies where we do business, the credit performance of this portfolio could suffer, with a potential adverse effect on our earnings.

    The potential for negative amortization in the Option ARM product could have an adverse effect on the Company's credit.

        The Option ARM loan is a unique adjustable-rate mortgage that can provide the borrower with up to four payment options each month and an introductory rate of interest ("start rate") that is usually much lower than the loan's fully-indexed interest rate and will last from one month to five years, depending on the type of Option ARM selected by the borrower. The minimum monthly payment is a fully amortizing payment based on the start rate and is the lowest payment that the borrower may select, which means that any other payment option, such as interest only, will not be available in any month that it is less than the minimum payment. After an initial introductory period, the interest rate can adjust monthly based on movements in the index. However, the minimum monthly payment adjusts no more frequently than annually and each annual payment adjustment cannot exceed, in amount, a specified percentage of the previous year's minimum monthly payment. As a result, depending on how the interest rate adjusts, the minimum monthly payment may not be sufficient to pay all the interest that accrued during the previous month. When this occurs and the borrower selects the minimum payment option, the unpaid interest is added to the principal balance. This is called negative amortization.

        To limit the amount of negative amortization that can accrue, after every 60 months of the loan, the loan is reamortized without regard to the annual payment cap. The new minimum monthly payment will then be sufficient to repay the loan based on the interest rate, principal balance and remainder of the loan term. Furthermore, the loan is automatically reamortized without regard to the annual payment cap whenever the loan balance exceeds the original loan balance by a stated percentage.

        The Company continually monitors the credit risk inherent in the Option ARM and assesses the adequacy of its loan loss allowance for its portfolio of Option ARMs in light of prevailing circumstances and the historical and current levels of negative amortization in its Option ARM portfolio. If credit risks associated with the Option ARM were to increase in severity, the Company's earnings could be adversely affected.

    We face competition from banking and nonbanking companies.

        The Company operates in a highly competitive environment and expects competition to continue as financial services companies combine to produce larger companies that are able to offer a wide array of financial products and services at competitive prices. In addition, customer convenience and service capabilities, such as product lines offered and the accessibility of services are significant competitive factors.

        Our most direct competition for loans comes from commercial banks, other savings institutions and national mortgage companies. Our most direct competition for deposits comes from commercial banks, other savings institutions and credit unions doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of our primary market areas. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

        We also face competition for talent. Our success depends, in large part, on our ability to hire and keep key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer.

    Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

        Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, the Real Estate Settlement Procedures Act and predatory lending. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. For further discussion of the regulation of financial services, see "Regulation and Supervision."

        The Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal Home Loan Banks are housing government-sponsored enterprises ("GSEs") which play a powerful role in the mortgage industry. We have significant business relationships with these GSEs, particularly the sale of loans to these entities. Proposals being considered in Congress include establishing a new independent agency to regulate GSEs, imposing new regulatory restrictions on the activities and operations of GSEs and reducing or limiting certain business benefits GSEs receive from the federal government. The enactment of any of these proposals could increase the costs incurred by, or otherwise adversely affect the business of, the GSEs, which in turn could have an adverse impact on our business.

        If we are unable to sell our loans to the GSEs due to limitations imposed on their business, our liquidity in the secondary market could be reduced and our earnings could be adversely affected. For further discussion of the Federal Home Loan Bank System and the regulation of financial services, see "Regulation and Supervision."

    General business and economic conditions, including movements in interest rates, may significantly affect our earnings.

        Our business and earnings are sensitive to general business and economic conditions. These conditions include the slope of the yield curve, inflation, the money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. Changes in these conditions may adversely affect our business and earnings.  For example, when short-term interest rates rise, there is a lag period until our adjustable-rate mortgages reprice. As a result, the Company may experience compression of its net interest margin with a commensurate adverse effect on earnings. Likewise, if a flat or inverted yield curve develops, our earnings could be adversely affected as this may also compress the margin and hinder our ability to increase the amount of adjustable-rate loans that are held in portfolio. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could decrease customer demand for loans. An increase in delinquencies or defaults could result in a higher level of charge-offs and provision for loan and lease losses, which could adversely affect our earnings.

        In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve, which regulates the supply of money and credit in the United States. Federal Reserve System policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict.

    Negative public opinion could damage our reputation and adversely affect our earnings.

        Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including our sales and trading practices, including practices in our origination and servicing operations and retail banking operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our customers and communities.

Environmental Regulation

        Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner or former owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Regulation and Supervision

        The following discussion describes elements of the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and provides some specific information relevant to us. This regulatory framework is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than for the protection of shareholders and creditors.

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

    General

        Washington Mutual, Inc. is a Washington State corporation. It owns two federal savings associations as well as numerous nonbank subsidiaries. Washington Mutual, Inc. is a savings and loan holding company. As a savings and loan holding company, Washington Mutual, Inc. is subject to regulation by the Office of Thrift Supervision (the "OTS").

        Our federal savings associations are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the Federal Deposit Insurance Corporation ("FDIC"). On January 1, 2005, our state savings bank, Washington Mutual Bank ("WMB") merged into Washington Mutual Bank, FA ("WMBFA"), and ceased to exist; consequently, we no longer own a state savings bank that is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington and by the FDIC. Our nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

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

    Payment of Dividends

        Washington Mutual, Inc. is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Federal laws limit the amount of dividends or other capital distributions that a banking institution, such as our federal savings associations, can pay. Each of our banking subsidiaries has a policy to remain well-capitalized and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. In addition, our federal savings associations must file a notice with the OTS at least 30 days before they can pay dividends to their parent companies. See Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for a more detailed description of the limits on the dividends our subsidiary banks can pay.

    Capital Adequacy

        Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary depository banking institutions is subject to OTS capital requirements. An institution's capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors.

        Federal law and regulations establish minimum capital standards, and under the OTS regulations, an institution (that is not in the most highly-rated category) is required to have a leverage ratio of core capital to adjusted total assets of at least 4.00%, a Tier 1 risk-based capital ratio of at least 4.00%, a total risk-based capital ratio of at least 8.00% and a tangible capital ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

        As of December 31, 2004 each of our banking subsidiaries met all capital requirements to which it was subject and satisfied the requirements to be treated as well-capitalized. See Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for an analysis of our regulatory capital.

        The Company continues to actively follow the progress of the U.S. banking agencies and the Basel Committee on Banking Supervision in developing a new set of regulatory risk-based capital requirements. The Basel Committee on Banking Supervision is a committee established by the central bank governors of certain industrialized nations, including the United States. The new requirements are commonly referred to as Basel II or The New Basel Capital Accord. The Company is participating in efforts to refine these standards to ensure that they measure risk as precisely as possible within the framework of The New Basel Capital Accord. The Company is working to ensure that its internal measurement of credit risk, market risk, and operational risk will comply with the standards of The New Basel Capital Accord. The Company is also assessing the potential impacts The New Basel Capital Accord may have on its business practices as well as broader competitive effects within the industry.

    Holding Company Status and Acquisitions

        Washington Mutual, Inc. is a multiple savings and loan holding company, as defined by federal law, because it owns more than one savings association. Washington Mutual, Inc. is regulated as a unitary savings and loan holding company, however, because the OTS deems our federal savings associations to have been acquired in supervisory transactions. Therefore, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions will apply to Washington Mutual, Inc. if any of our banking institutions fails to meet a qualified thrift lender test established by federal law. As of December 31, 2004, the Company's banking subsidiaries were in compliance with qualified thrift lender standards.

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

        One of our federal savings associations, WMBFA, currently is a member of the San Francisco FHLB. Our other federal savings association, Washington Mutual Bank fsb ("WMBfsb"), is a member of the Seattle FHLB.

        The Finance Board has issued a regulation that will require each FHLB to register a class of its equity securities with the United States Securities and Exchange Commission by filing a Form 10 no later than June 30, 2005 and having the registration be effective no later than August 29, 2005. As a result, each FHLB will be required to file quarterly, annual and supplemental financial disclosures with the Securities and Exchange Commission and to provide more public disclosure.

        Congress is considering proposals which would establish a new regulator for the FHLB system, as well as for other housing government-sponsored enterprises. We cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the business of the Company.

    Deposit Insurance

        The FDIC insures the deposits of each of our banking subsidiaries to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The BIF is a deposit insurance fund for commercial banks and some federal and state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. Our federal savings associations are members of the SAIF, but a small portion of WMBFA's deposits are insured through the BIF.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2004, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of assessable deposits. Our banking subsidiaries qualified for the lowest rate on their deposits in 2004 and paid no deposit insurance assessments.

    Affiliate Transaction Restrictions

        Our two banking subsidiaries are subject to, and comply with, the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates (such as Washington Mutual, Inc.), principal stockholders, directors and executive officers of the banking institution and its affiliates.

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

        The USA PATRIOT Act, which was enacted following the events of September 11, 2001, included numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the Act on our operations has not been material.

    Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires that our banking subsidiaries ascertain and help meet the credit needs of the communities we serve, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 2004, each of our federal associations received an "outstanding" CRA rating from the OTS. We maintain a CRA public file that is available for viewing. The file includes copies of our most recent CRA Public Evaluations, descriptions of our products and services, delivery outlet information, and public comments.

        In September 2001, we announced a ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by us and the companies we acquired. As of December 31, 2004, we had exceeded our yearly targets for lending in low- to moderate-income neighborhoods and underserved market areas.

    Regulatory Enforcement

        The OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any institution-affiliated party, such as a director, officer, employee, agent, or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Each of the OTS and the FDIC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the FDIC.

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

Executive Officers

        The following table sets forth certain information regarding the executive officers of Washington Mutual:

Executive Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	55	Chairman of the Board of Directors and Chief Executive Officer	1983
Michael L. Amato	48	Executive Vice President and President, Retail Banking Distribution	1982
Thomas W. Casey	42	Executive Vice President and Chief Financial Officer	2002
Craig J. Chapman	48	President, Commercial Group	1998
Fay L. Chapman	58	Senior Executive Vice President and General Counsel	1997
Daryl D. David	50	Executive Vice President, Human Resources	2000
Debora D. Horvath	50	Executive Vice President and Chief Information Officer	2004
Kenneth E. Kido	47	Executive Vice President and President, Banking Products and Operations	2001
William A. Longbrake	62	Vice Chair	1996
Robert H. Miles	48	Senior Vice President and Controller	1999
J. Benson Porter	39	Executive Vice President and Chief Administrative Officer	1996
Stephen J. Rotella	51	President and Chief Operating Officer	2005
James G. Vanasek	61	Executive Vice President and Chief Enterprise Risk Officer	1999

        Mr. Killinger established the Executive Committee in 1990 to facilitate and coordinate decision making and communication among the most senior executive officers of the Company who, as a committee, determine the Company's strategic direction. The executive officers serving on this committee are indicated below.

        Mr. Killinger is Chairman and Chief Executive Officer of Washington Mutual. He was named President and a Director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. He served as President through 2004. He has been a member of the Executive Committee since its formation in 1990.

        Mr. Amato is Executive Vice President and President, Retail Banking Distribution. He is responsible for the management and operations of nearly 2,000 financial centers in 14 states including the Company's small business operations. Additionally, Mr. Amato oversees WM Advisors, Inc. and WM Financial Services, Inc. He became a member of the Executive Committee in 2005. Mr. Amato began his career at Washington Mutual in 1982 and served as manager of the national branch network beginning in 2000.

        Mr. Casey is Executive Vice President and Chief Financial Officer of Washington Mutual. As a member of the Executive Committee, he oversees all aspects of Washington Mutual's corporate finance, strategic planning and investor relations functions. Prior to joining Washington Mutual, Mr. Casey was with GE Capital Corp. from 1992 through 2002 where he held advising, controllership and analyst positions prior to becoming a vice president of GE and Senior Vice President and Chief Financial Officer of GE Financial Assurance in 1999.

        Mr. Chapman is President of the Commercial Group. He is responsible for the Company's multi-family lending, commercial real estate lending, mortgage banker finance, Long Beach Mortgage Company and specialty mortgage finance. Mr. Chapman joined Washington Mutual in 1998 as President and Chief Executive Officer of Washington Mutual Finance Corporation and became a member of the Executive Committee in 2001. In addition to his current responsibilities, Mr. Chapman also led the Company's mortgage banking business from June 2004 to March 2005.

        Ms. Chapman is Washington Mutual's General Counsel and has been Senior Executive Vice President since 1999. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, she was a partner at the Seattle law firm of Foster Pepper & Shefelman PLLC from 1979 to 1997.

        Mr. David joined Washington Mutual in 2000 as Executive Vice President, Human Resources. He is responsible for talent acquisition, organizational capabilities, leadership development and rewards and benefits. Mr. David became a member of the Executive Committee in 2001. He joined Washington Mutual from Amazon.com where he was Vice President of Strategic Growth and Human Resources from 1999 to 2000. Previously, he served in executive human resource positions with Sanga International, Magnetek, Inc., and Allied Signal from 1992 to 1999.

        Ms. Horvath joined Washington Mutual in 2004 as Executive Vice President and Chief Information Officer and became a member of the Executive Committee at that time. She is responsible for overseeing the Company's enterprise-wide technology efforts. Prior to joining Washington Mutual, she served as Senior Vice President and Chief Information Officer with GE Capital – Great Northern Annuity, GE Financial Assurance and GE Insurance from 1995 to 2004.

        Mr. Kido is Executive Vice President and President, Banking Products and Operations. He manages all aspects of consumer lending and deposit product management and operations, and oversees senior management of the ethnic and diversity initiatives of the Company. He became a member of the Executive Committee in 2005. Mr. Kido joined Washington Mutual in July 2001 after spending 24 years with Bank of America, most recently as head of their Consumer Card Division.

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

        Mr. Porter is Executive Vice President and Chief Administrative Officer. In this role, he oversees teams that provide company-wide support for sourcing and purchasing, program management, operational excellence initiatives, corporate property management, community affairs, community lending and investment and wire room services. Mr. Porter joined Washington Mutual in 1996 and became a member of the Executive Committee in 2004.

        Mr. Rotella became President and Chief Operating Officer of Washington Mutual in January of 2005 and became a member of the Executive Committee at that time. He is responsible for the oversight of the Company's retail, commercial and mortgage lines of business and technology group, as well as day-to-day corporate administration. Prior to joining Washington Mutual, he was an Executive Vice President with JPMorgan Chase and served on its executive committee from 2001 to 2004. In addition, he was the Chief

Executive Officer of Chase Home Finance from 2001 to 2004 and the Chief Operating Officer from 1998 to 2001.

        Mr. Vanasek is Executive Vice President and Chief Enterprise Risk Officer. He is responsible for overseeing credit risk management for the Company, as well as compliance, market and operational risk, internal audit and business continuity planning. Mr. Vanasek became a member of the Executive Committee in 2001. Prior to joining Washington Mutual in 1999, he spent eight years at the former Norwest Bank, in a variety of lending risk management positions including Chief Credit Officer.

Properties

        The Company's primary executive and business segment headquarters are located at 1201 Third Avenue, Seattle, Washington 98101. The Company leases approximately 400,000 square feet at this location and an additional 1 million square feet in downtown Seattle locations for administrative functions.

        The Company, in a joint venture with the Seattle Art Museum, is constructing a new headquarters building in downtown Seattle. On completion of the building, the Company will own approximately 900,000 square feet and will lease from the Seattle Art Museum an additional 250,000 square feet for a period of up to 25 years. The lessor has the right to cancel the lease, in whole or in part, at any time after the tenth year of the lease. Occupancy and the term of the lease are expected to commence concurrently in 2006 at which time the leases referenced above will not be renewed and the majority of the occupants will move to the new headquarters building.

        As of December 31, 2004, the Company or its subsidiaries owned or leased property in 42 states through 1,939 retail banking stores, 478 lending stores and centers and 500 administrative and other offices. Administrative facilities include the ownership or leasing of approximately 3 million square feet in California, 900,000 square feet in Florida, 800,000 square feet in Texas and 700,000 square feet in Illinois.

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

        During 2004, six plaintiffs filed lawsuits in the U.S. District Court, Western Division of Washington, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. Each plaintiff purported to represent a class of purchasers of Washington Mutual, Inc., securities from April 15, 2003 through June 28, 2004, and the defendants included the Company and various of its senior executives. Subsequently, a stipulated Order was submitted to the court through which the six cases were consolidated into a single action, lead plaintiffs and lead plaintiffs' counsel were appointed, and a schedule was set for further filings.

        Pursuant to that schedule, lead plaintiffs filed their Consolidated Amended Complaint on March 1, 2005. In brief, the amended complaint alleges that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues. The complaint also asserts that these and related problems were such that the Company's financial statements were not in compliance with generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") regulations.

        The Company anticipates that the defendants will seek to dismiss the case. The defendants' motion to dismiss is to be filed by May 17, 2005, and briefing is to be completed by August 16, 2005. No oral argument has been set on defendants' anticipated motion.

        See Note 14 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies" for a further discussion of pending and threatened litigation action and proceedings against the Company.

Submission of Matters to a Vote of Security Holders

        None.

PART II

Market for our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The New York Stock Exchange under the symbol WM. As of February 28, 2005, there were 879,248,564 shares issued and outstanding (including 6 million shares held in escrow) held by 53,804 shareholders of record. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the "Quarterly Results of Operations" table included under Supplementary Data on page 147 and is expressly incorporated herein by reference.

        The table below represents share repurchases made by the Company for the quarter ended December 31, 2004. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	–	$–	–	43,465,506
November 1, 2004 to November 30, 2004	2,447	40.83	–	43,465,506
December 1, 2004 to December 31, 2004	11,307	41.25	–	43,465,506

Total	13,754	41.18	–	43,465,506

(1)
In addition to shares repurchased pursuant to our publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.
(2)
Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of September 30, 2004, the Company had repurchased 56,534,494 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Discontinued Operations

        In January 2004, the Company sold its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. Accordingly, Washington Mutual Finance is presented in this report as a discontinued operation with the results of operations and cash flows segregated from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements as well as the tables presented herein, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance are presented as separate captions on the Consolidated Statements of Financial Condition.

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

        There have not been any changes in the Company's internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For additional discussion of the Company's internal controls over financial reporting, refer to Management's Report on Internal Control Over Financial Reporting on page 73.

Overview

        Net income for 2004 was $2.88 billion, or $3.26 per diluted share, a decrease from $3.88 billion, or $4.21 per diluted share in 2003. The decline was largely the result of lower net interest income and home loan mortgage banking income. Included in earnings for 2004 was an after-tax gain of $399 million, or 45 cents per diluted share, from the first quarter sale and disposal of the Company's consumer finance subsidiary, Washington Mutual Finance. This subsidiary contributed $87 million, or 9 cents per diluted share, to earnings in 2003.

        Net interest income was $7.12 billion in 2004, compared with $7.63 billion in 2003. The decrease was primarily due to contraction in the net interest margin, which declined from 3.11% in 2003 to 2.82% in 2004. This 29 basis point decline was largely the result of declining asset yields during the first half of 2004 and a decline in noninterest-bearing custodial and escrow balances that resulted from much lower levels of mortgage refinancing activity. The effect of declines in asset yields and noninterest-bearing custodial and escrow balances on the net interest margin was partially offset by a decrease in funding costs on interest-bearing liabilities. This was largely the result of actions taken during 2004 that resulted in the early termination of certain higher cost repurchase agreements and Federal Home Loan Bank ("FHLB") advances and lower rates paid on interest-bearing checking accounts. In particular, the average rate paid on Platinum checking accounts declined from 1.83% in 2003 to 1.39% in 2004.

        As domestic economic indicators continued to strengthen in 2004, the Federal Reserve took steps to reduce the potential threat of inflation by initiating a series of 25 basis point increases in the targeted federal funds rate. As a result this benchmark interest rate, which was at a modern-day historical low of 1.00% during the first half of the year, increased to 2.25% by the end of 2004. As our adjustable-rate loans and securities reprice to current market rates more slowly than our wholesale borrowing sources, we expect the net interest margin will contract further while the Company's interest-sensitive assets and liabilities adjust to the higher interest rate environment. The contraction is likely to be more significant if the Federal Reserve initiates further rate increases at a more accelerated pace, or if competitive conditions require the Company to increase rates offered on its deposit products.

        Home loan mortgage banking income was $1.39 billion in 2004, a decrease of $587 million from $1.97 billion in 2003. As mortgage rates during 2004 stayed above the historical low levels reached during 2003, refinancing activity, which in 2003 was primarily comprised of fixed-rate mortgages that were sold in the secondary market, declined significantly. This resulted in a decline in gain from mortgage loans from $1.25 billion in 2003 to $649 million in 2004. During the latter part of 2003, higher long-term interest rates widened the interest rate differential between adjustable-rate mortgages and fixed-rate loan products, which shifted customer preferences for the financing of home purchases to adjustable-rate products. This change in customer preferences also continued throughout 2004, and resulted in a substantial increase in loan volume for the Company's signature adjustable-rate home loan product, the Option ARM. The strong customer demand for this product during 2004 allowed the Company to direct over $31 billion of Option ARM volume for sale to the secondary market, while still retaining a majority of the volume for the loan portfolio.

        Continued strong levels of home sales, stable or rising home prices in most of the Company's markets and an upward-sloping yield curve fueled adjustable-rate mortgage growth in the total home loan portfolio, which increased from $113.02 billion at December 31, 2003 to $129.13 billion at December 31, 2004. In addition to the strong demand for adjustable-rate mortgages, the Company also grew its portfolio of purchased subprime home loans during 2004. This portfolio, which totaled $12.97 billion at the end of 2003, increased to $19.14 billion at December 31, 2004. Strong home equity loan and line of credit volume that was generated primarily through the Company's retail banking network was also a significant contributor to growth in our loan portfolio in 2004. Outstanding home equity loan and line of credit balances have increased by $16.00 billion, or 58%, since December 31, 2003.

        We continue to grow our retail banking business by opening new stores and enhancing our product suite. Total transaction accounts, which consist of checking and savings accounts for consumers and small businesses, increased by nearly 1.3 million during 2004. We achieved our goal of opening 250 new stores during the year, and we plan to continue this pace of expansion by adding 250 more stores in our existing markets during 2005.

        The Company achieved its target of holding 2004 noninterest expense essentially flat with expenses incurred during 2003. This goal was attained through a cost containment initiative that was launched in the fourth quarter of 2003. In 2004, this initiative was primarily directed at reducing the fixed cost structure of the mortgage banking business through employee headcount reductions and facilities closures. By the end of that year, this initiative had resulted in cumulative headcount reductions of approximately 10,000 with an additional 300 who had received termination notices as of that date. The primary components of noninterest expense that have been impacted by this initiative are compensation and benefits expense due to the headcount reductions and severance charges associated with those reductions, and occupancy and equipment expense due to facilities closures. As planned, the cost savings from this initiative have offset expenses incurred from the continuing expansion of the retail banking franchise.

        Improving the cost structure of our mortgage banking business will continue to be an area of focus in the foreseeable future. Two significant milestones that streamlined the cost structure of this business occurred during the third quarter of 2004, when the Company completed its conversion of all home loan customer records onto a single servicing system and consolidated 12 mortgage banking loan fulfillment centers into the 34 remaining centers and reduced staffing levels at those remaining locations. The Company also announced in that quarter that the mortgage banking business will focus its activities in markets in which the Company believes it can optimize its retail banking cross-selling opportunities. This initiative resulted in the sale or closure of approximately 100 retail mortgage lending offices.

        The Company also determined during the third quarter that the Commercial Group will exit certain activities that are no longer aligned with the Company's strategic objectives. These activities include home construction loans made to builders and commercial loans made to companies whose annual revenues typically exceed $5 million. This initiative resulted in the closure of 53 commercial banking locations and the elimination of approximately 850 positions.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the facts and circumstances as of December 31, 2004.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the valuation of our MSR and the methodology that determines our allowance for loan and lease losses. The table below represents information about the nature of and rationale for the Company's critical accounting estimates:

Critical Accounting Policy	Consolidated Statements of Financial Condition Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Fair value of mortgage servicing rights	Mortgage servicing rights	Home loan mortgage banking income (expense): Mortgage servicing rights valuation adjustments	Determining the fair value of our MSR requires us to anticipate future prepayment speeds. The Company's loan servicing portfolio is subject to prepayment risk, which subjects our MSR to impairment risk.

The fair value of our MSR is estimated using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various assumptions, such as servicing costs, expected prepayment speeds and discount rates. This model is highly sensitive to changes in assumptions. Changes in anticipated prepayment speeds, in particular, result in substantial fluctuations in the estimated fair value of MSR. If actual prepayment experience differs from the anticipated rates used in the Company's model, this difference may result in a material change in MSR fair value.

			While the Company's model estimates a value, the specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value estimates.	Limitations to the measurement of MSR fair value and the key economic assumptions and the sensitivity of the current fair value for home loans' MSR to immediate changes in those assumptions are described in the subsequent section of Management's Discussion and Analysis – "Earnings Performance" on page 29 and in Note 6 to the Consolidated Financial Statements – "Mortgage Banking Activities."

Critical Accounting Policy	Consolidated Statements of Financial Condition Caption	Consolidated Statements of Income Caption	Nature of Estimates Required	Reference

Allowance for loan and lease losses	Allowance for loan and lease losses	Provision for loan and lease losses	The allowance for loan and lease losses represents management's estimate of incurred credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing may result in significant changes in the allowance for loan and lease losses in future periods.	The estimates and judgments are described in further detail in the subsequent section of Management's Discussion and Analysis – "Credit Risk Management" on page 45 and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

        Management has discussed the development and selection of these critical accounting policies with the Company's Audit Committee. The Company no longer considers its accounting policy for interest rate lock commitments on loans to be held for sale to be critical as the value of the expected servicing rights that the Company retains when the underlying loans are sold is no longer recognized at the issuance of the rate lock as prescribed by the guidance issued in Securities and Exchange Commission Staff Accounting Bulletin No. 105, which the Company applied as of January 1, 2004. The Company also no longer considers its accounting policy for net periodic benefit cost recognized under postretirement benefit plans to be critical as the effect of changes in the assumptions used to calculate this amount would not be expected to have a material effect on the Consolidated Statements of Income. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Recently Issued Accounting Standards

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 does not permit the carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company does not expect the adoption of SOP 03-3 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 153, Exchanges of Nonmonetary Assets. Statement

No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets of Accounting Principals Bulletin ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and is not expected to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company is still in the process of evaluating the impact of Statement No. 123R which will be prospectively applied as of July 1, 2005. However, as the Company has already adopted Statement No. 148 and stock-based awards generally vest at the end of a three-year period, only those awards issued during 2002 that have not yet vested will be affected by Statement No. 123R. As such, the Company does not expect this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Five-Year Summary of Selected Financial Data

	December 31,
	2004	2003	2002	2001	2000
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$7,116	$7,629	$8,129	$6,492	$3,952
Provision for loan and lease losses	209	42	404	426	77
Noninterest income	4,612	5,850	4,469	3,176	1,925
Noninterest expense	7,535	7,408	6,188	4,416	2,970
Net income	2,878	3,880	3,861	3,104	1,871
Basic earnings per common share(1):
Income from continuing operations	2.88	4.20	4.01	3.57	2.24
Income from discontinued operations, net	0.46	0.09	0.08	0.07	0.09

Net income	3.34	4.29	4.09	3.64	2.33
Diluted earnings per common share(1):
Income from continuing operations	2.81	4.12	3.94	3.51	2.23
Income from discontinued operations, net	0.45	0.09	0.08	0.07	0.09

Net income	3.26	4.21	4.02	3.58	2.32
Dividends declared per common share(1)	1.74	1.40	1.06	0.90	0.76
Balance Sheet Data (at year end)
Securities	$19,219	$36,707	$43,905	$58,233	$58,547
Loans held for sale	42,743	20,837	39,623	27,574	3,404
Loans held in portfolio	207,071	175,150	143,028	126,396	115,898
Mortgage servicing rights	5,906	6,354	5,341	6,241	1,017
Goodwill	6,196	6,196	6,213	2,116	919
Assets	307,918	275,178	268,225	242,468	194,688
Deposits	173,658	153,181	155,516	106,946	79,384
Securities sold under agreements to repurchase	15,944	28,333	16,717	39,447	29,756
Advances from Federal Home Loan Banks	70,074	48,330	51,265	61,072	57,698
Other borrowings	18,498	15,483	14,712	9,925	7,734
Stockholders' equity	21,226	19,742	20,061	14,025	10,138
Supplemental Data
Loan volume:
Home loans:
Adjustable rate	$103,305	$99,899	$84,627	$37,224	$37,286
Fixed rate	77,723	263,604	180,745	108,105	6,631
Specialty mortgage finance(2)	31,334	20,678	14,077	10,333	7,549

Total home loan volume	212,362	384,181	279,449	155,662	51,466
Total loan volume	266,733	432,245	309,419	172,951	62,973

(1)
Restated for all stock splits.
(2)
Represents purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage Company.

Ratios and Other Supplemental Data

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions, except per share amounts)
Profitability
Return on average assets(1)	1.01%	1.37%	1.42%
Return on average common stockholders' equity(1)	14.02	18.85	19.34
Net interest margin	2.82	3.11	3.41
Efficiency ratio(2)(3)	64.25	54.96	49.12
Asset Quality
Nonaccrual loans(4)(5)	$1,534	$1,626	$2,155
Foreclosed assets(4)	261	311	328

Total nonperforming assets(4)(5)	1,795	1,937	2,483
Nonperforming assets/total assets(4)(5)	0.58%	0.70%	0.93%
Restructured loans(4)	$34	$111	$98

Total nonperforming assets and restructured loans(4)(5)	1,829	2,048	2,581
Allowance for loan and lease losses(4)	1,301	1,250	1,503
Allowance as a percentage of total loans held in portfolio(4)	0.63%	0.71%	1.05%
Net charge-offs	$135	$309	$248
Capital Adequacy(4)
Stockholders' equity/total assets	6.89%	7.17%	7.48%
Tangible common equity(6) /total tangible assets(6)	5.05	5.26	5.26
Estimated total risk-based capital/risk-weighted assets(7)	11.34	10.94	11.53
Per Common Share Data
Number of common shares outstanding at end of period (in thousands)	874,262	880,986	944,047
Common stock dividend payout ratio	52.10%	32.63%	25.92%
Book value per common share(4)(8)	$24.45	$22.56	$21.66
Market prices:
High	45.28	46.55	39.45
Low	37.63	32.98	28.41
Year end	42.28	40.12	34.53

(1)
Includes income from continuing and discontinued operations.
(2)
Based on continuing operations.
(3)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(4)
As of year end.
(5)
Excludes nonaccrual loans held for sale.
(6)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(7)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. were a bank holding company that is subject to Federal Reserve Board capital requirements.
(8)
Excludes 6 million shares at December 31, 2004 and 2003, and 18 million shares at December 31, 2002, held in escrow.

Earnings Performance from Continuing Operations

    Net Interest Income

        For 2004, net interest income decreased $513 million, or 7%, compared with 2003. The decrease resulted primarily from contraction of the net interest margin, which declined 29 basis points from the year ended December 31, 2003. Yields on interest-earning assets declined through the first half of 2004, reflecting the sale and runoff of higher yielding loans and debt securities during that period and diminished levels of refinancing activity, which led to a decline in noninterest-bearing custodial and escrow balances throughout the year. The decline in net interest income was partially offset by growth in home loans and home equity loans and lines of credit balances and by lower rates on interest-bearing Platinum checking accounts and wholesale borrowings.

        For 2003, net interest income decreased $500 million, or 6%, compared with 2002. The decrease resulted from a 30 basis point decline in the net interest margin. Yields on interest-earning assets declined as loans and debt securities repriced downward from the higher interest rate environment of 2002. The decline in the net interest margin was partially offset by decreases in the rates paid on interest-bearing deposits. The free funding impact of noninterest-bearing sources that resulted from high average custodial balances also partially offset the contraction in the margin for 2003.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes decreased net interest income by $222 million in 2004. Interest rate contracts, including embedded derivatives, decreased net interest income by $617 million in 2003 and by $424 million in 2002.

        Certain average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$884	1.42%	$13	$2,570	1.45%	$37	$2,352	1.70%	$40
Trading securities	2,368	6.39	151	1,235	6.78	84	239	16.41	39
Available-for-sale securities(1):
Mortgage-backed securities	10,255	3.99	409	20,977	4.91	1,030	24,654	5.46	1,345
Investment securities	10,732	3.30	355	18,742	3.77	708	32,387	4.96	1,606
Loans held for sale(2)	29,721	4.95	1,472	45,438	5.51	2,501	31,080	6.18	1,921
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	107,518	4.21	4,529	86,443	4.77	4,124	86,039	5.90	5,077
Purchased subprime	15,767	4.84	763	10,794	5.43	586	9,028	6.27	566

Total home loans	123,285	4.29	5,292	97,237	4.84	4,710	95,067	5.94	5,643
Home equity loans and lines of credit	35,859	4.69	1,683	21,163	4.98	1,053	13,382	5.91	790
Home construction(4)	2,489	5.50	137	2,062	5.90	122	2,222	6.85	152
Multi-family	21,090	4.96	1,046	19,409	5.30	1,029	17,973	6.01	1,081
Other real estate	6,396	5.94	380	7,243	6.35	460	8,368	6.83	572

Total loans secured by real estate	189,119	4.51	8,538	147,114	5.01	7,374	137,012	6.01	8,238
Consumer	899	10.11	91	1,208	8.87	107	2,340	9.41	220
Commercial business	4,415	4.43	196	4,165	4.49	187	4,097	5.19	213

Total loans held in portfolio	194,433	4.54	8,825	152,487	5.03	7,668	143,449	6.04	8,671
Other	4,108	3.05	125	3,874	3.47	135	4,274	5.46	233

Total interest-earning assets	252,501	4.50	11,350	245,323	4.96	12,163	238,435	5.81	13,855
Noninterest-earning assets:
Mortgage servicing rights	6,406			5,721			6,650
Goodwill	6,196			6,198			5,996
Other assets(5)	18,975			25,877			20,339

Total assets	$284,078			$283,119			$271,420

(This table is continued on next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans are included in the average loan amounts outstanding.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $351 million, $314 million, and $246 million for the years ended December 31, 2004, 2003 and 2002.
(4)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.
(5)
Includes assets of continuing and discontinued operations.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$59,826	1.28%	$766	$62,723	1.69%	$1,057	$40,338	2.55%	$1,028
Savings and money market deposits	35,927	1.11	399	28,085	0.94	263	31,529	1.48	466
Time deposits	35,917	2.44	878	31,416	2.69	845	37,253	3.13	1,167

Total interest-bearing deposits	131,670	1.55	2,043	122,224	1.77	2,165	109,120	2.44	2,661
Federal funds purchased and commercial paper	3,522	1.50	53	3,158	1.18	37	2,976	1.90	57
Securities sold under agreements to repurchase	16,660	2.26	377	22,318	2.44	545	34,830	2.31	804
Advances from Federal Home Loan Banks	58,622	2.16	1,268	49,441	2.62	1,296	59,369	2.82	1,676
Other	13,724	3.59	493	13,315	3.68	491	12,172	4.34	528

Total interest-bearing liabilities	224,198	1.89	4,234	210,456	2.15	4,534	218,467	2.62	5,726

Noninterest-bearing sources:
Noninterest-bearing deposits	33,738			41,361			25,396
Other liabilities(6)	5,614			10,724			7,624
Stockholders' equity	20,528			20,578			19,933

Total liabilities and stockholders' equity	$284,078			$283,119			$271,420

Net interest spread and net interest income		2.61	$7,116		2.81	$7,629		3.19	$8,129

Impact of noninterest-bearing sources		0.21			0.30			0.22
Net interest margin		2.82			3.11			3.41

(6)
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

	2004 vs. 2003			2003 vs. 2002
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total Change			Total Change
	Volume	Rate		Volume	Rate
	(in millions)
Interest Income
Federal funds sold and securities purchased under agreements to resell	$(24)	$–	$(24)	$3	$(6)	$(3)
Trading securities	73	(6)	67	80	(35)	45
Available-for-sale securities:
Mortgage-backed securities	(454)	(167)	(621)	(189)	(126)	(315)
Investment securities	(273)	(80)	(353)	(573)	(325)	(898)
Loans held for sale	(798)	(231)	(1,029)	808	(228)	580
Loans held in portfolio:
Loans secured by real estate:
Home	926	(521)	405	24	(977)	(953)
Purchased subprime	246	(69)	177	102	(82)	20

Total home loans	1,172	(590)	582	126	(1,059)	(933)
Home equity loans and lines of credit	693	(63)	630	403	(140)	263
Home construction(1)	24	(9)	15	(10)	(20)	(30)
Multi-family	86	(69)	17	82	(134)	(52)
Other real estate	(52)	(28)	(80)	(74)	(38)	(112)

Total loans secured by real estate	1,923	(759)	1,164	527	(1,391)	(864)
Consumer	(30)	14	(16)	(101)	(12)	(113)
Commercial business	11	(2)	9	3	(29)	(26)

Total loans held in portfolio	1,904	(747)	1,157	429	(1,432)	(1,003)
Other	7	(17)	(10)	(19)	(79)	(98)

Total interest income	435	(1,248)	(813)	539	(2,231)	(1,692)
Interest Expense
Deposits:
Interest-bearing checking deposits	(47)	(244)	(291)	450	(421)	29
Savings and money market deposits	82	54	136	(45)	(158)	(203)
Time deposits	114	(81)	33	(169)	(153)	(322)

Total deposits	149	(271)	(122)	236	(732)	(496)
Federal funds purchased and commercial paper	5	11	16	3	(23)	(20)
Securities sold under agreements to repurchase	(130)	(38)	(168)	(304)	45	(259)
Advances from Federal Home Loan Banks	218	(246)	(28)	(266)	(114)	(380)
Other	15	(13)	2	47	(84)	(37)

Total interest expense	257	(557)	(300)	(284)	(908)	(1,192)

Net interest income	$178	$(691)	$(513)	$823	$(1,323)	$(500)

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

    Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(in millions)
Home loan mortgage banking income (expense):
Loan servicing income (expense):
Loan servicing fees	$1,950	$2,273	$2,237	(14)%	2%
Amortization of MSR	(2,521)	(3,269)	(2,616)	(23)	25
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	699	–	–	–	–
Statement No. 133 fair value hedging adjustments(1)	(468)	–	–	–	–

MSR net ineffectiveness under Statement No. 133	231	–	–	–	–
MSR lower of cost or market adjustment	(466)	712	(3,219)	–	–

Net MSR valuation adjustments	(235)	712	(3,219)	–	–
Other, net(2)	(279)	(592)	(271)	(53)	118

Net loan servicing expense	(1,085)	(876)	(3,869)	24	(77)
Revaluation gain from derivatives	1,011	338	2,517	199	(87)
Net settlement income from certain interest-rate swaps	538	543	382	(1)	42
Gain from mortgage loans	649	1,250	1,375	(48)	(9)
Loan related income	272	399	268	(32)	49
Gain from sale of originated mortgage-backed securities	2	320	34	(99)	841

Total home loan mortgage banking income	1,387	1,974	707	(30)	179
Depositor and other retail banking fees	1,999	1,818	1,634	10	11
Securities fees and commissions	426	395	362	8	9
Insurance income	226	188	155	20	21
Portfolio loan related income	401	439	349	(9)	26
Trading securities income	89	116	156	(23)	(26)
Gain from other available-for-sale securities	50	676	768	(93)	(12)
Gain (loss) on extinguishment of borrowings	(237)	(129)	282	84	–
Other income	271	373	56	(27)	566

Total noninterest income	$4,612	$5,850	$4,469	(21)	31

(1)
Represents changes in fair value of derivatives designated as MSR fair value hedges.
(2)
Includes loan pool expenses, which represent the shortfall of what is remitted to investors compared to what is collected from the borrowers.

    Home Loan Mortgage Banking Income

        The decrease in home loan servicing fees for the year ended December 31, 2004 was the result of the decrease in our loans serviced for others portfolio and a steady decline in the average servicing fee per loan in 2003. Our loans serviced for others portfolio decreased during the second half of 2003 as the Company's loan volume mix began to shift from loans that are designated for sale and sold to loans that are retained in the portfolio. As such, the volume of new salable loan production was lower than the paydown rate of the servicing portfolio.

        The weighted average servicing fee decreased from 38 basis points at the end of the first quarter of 2003 to 34 basis points at the end of the fourth quarter of 2003 primarily due to transactions in which a portion of the future contractual servicing cash flows were securitized and sold to third parties. These transactions decreased the net MSR balance by $628 million during 2003, but had no impact on the unpaid principal balance of the loans serviced for others portfolio.

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities, and amortization of the MSR during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Statement No. 133 MSR accounting valuation adjustments	$699	$–	$–
Change in value of MSR accounted for under lower of cost or market value methodology	(466)	712	(3,219)

Total MSR valuation changes	233	712	(3,219)
Statement No.133 fair value hedging adjustments(1)	(468)	–	–
MSR risk management:
Revaluation gain from derivatives	931	526	2,645
Net settlement income from certain interest-rate swaps	538	514	382
Gain from securities	82	305	795
Gain on extinguishment of borrowings	–	–	257

Net valuation change in hedging and risk management instruments	1,083	1,345	4,079
Amortization of MSR	(2,521)	(3,269)	(2,616)
Total change in MSR valuation, net of hedging and risk management instruments and amortization	$(1,205)	$(1,212)	$(1,756)

(1)
Represents changes in fair value of derivatives designated as MSR fair value hedges.

        The following tables separately present the risk management results associated with the economic hedges of MSR, loans held for sale and other risk management activities included within noninterest income during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004
	MSR		Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain from derivatives	$931		$80	$–	$1,011
Net settlement income from certain interest-rate swaps	538		–	–	538
Gain from securities:
Gain from other available-for-sale securities	1		–	49	50
Trading securities income	81	(1)	–	8	89

Total	$1,551		$80	$57	$1,688

(1)
Represents revaluation gains from principal-only mortgage-backed securities.

	Year Ended December 31, 2003
	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$526	$(188)	$–	$338
Net settlement income from certain interest-rate swaps	514	29	–	543
Gain from securities:
Gain from other available-for-sale securities	305	–	371	676

Total	$1,345	$(159)	$371	$1,557

	Year Ended December 31, 2002
	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$2,645	$(128)	$–	$2,517
Net settlement income from certain interest-rate swaps	382	–	–	382
Gain (loss) from securities:
Gain (loss) from other available-for-sale securities	795	–	(27)	768
Gain on extinguishment of borrowings	257	–	25	282

Total	$4,079	$(128)	$(2)	$3,949

        Revaluation gain (loss) from derivatives is the earnings impact of the changes in fair value from certain derivatives where the Company either has not attempted to achieve, or has attempted but did not achieve, hedge accounting treatment under Statement No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities.

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. The application of this guidance results in netting of the changes in fair value of the hedged MSR with the changes in fair value of the hedging derivative in the Consolidated Statements of Income, to the extent the hedge relationship is determined to be highly effective. We use conventional statistical methods of correlation to determine if the results of the changes in value of the hedged MSR and the hedging derivative meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. Under lower of cost or market value accounting, impairment is recognized through a valuation allowance. The portion of the MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of cost or market value.

        During 2004, the Company recorded an other-than-temporary MSR impairment of $895 million on the MSR asset. This amount was determined by applying an appropriate interest rate shock to the MSR in order to estimate the amount of the valuation allowance we may expect to recover in the foreseeable future. To the extent that the gross carrying value of the MSR, including the Statement No. 133 valuation adjustments, exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as other-than-temporary impairment. Although the writedowns had no impact on our results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization. The Company recorded other-than-temporary MSR impairment of $1.11 billion in 2003.

        MSR amortization expense was lower in 2004, compared with 2003, due to a decline in the high prepayment rates experienced in the first half of 2003 and the large other-than-temporary MSR impairment recorded in that year. MSR amortization expense was higher in 2003, compared with 2002, due to lower prepayment activity in 2002 and the acquisition of HomeSide in the fourth quarter of 2002, which added approximately $1 billion to the amortization base of MSR.

        The decrease in "Other, net" home loan servicing expense in 2004 and the increase in 2003 resulted from higher loan pool expenses in 2003 due to higher levels of refinancing activity, compared with 2004. When loans that have been sold to investors are prepaid, certain pools governed by the requirements of the pooling and servicing agreements stipulate that we remit a full month of interest to those investors during the month when a loan has prepaid, even though the borrower only pays interest through the payoff date. Pool expense represents the shortfall of what is remitted to those investors compared to what is collected from the borrowers.

        In evaluating the MSR for impairment, we stratify the loans in our servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At December 31, 2004, we stratified the loans in our servicing portfolio as follows:

		December 31, 2004
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,241	$143	$1,098	$1,098
Government-sponsored enterprises	6.00% and below	2,772	514	2,258	2,258
Government-sponsored enterprises	6.01% to 7.49%	1,405	639	766	766
Government-sponsored enterprises	7.50% and above	172	63	109	109
Government	6.00% and below	474	99	375	375
Government	6.01% to 7.49%	491	225	266	266
Government	7.50% and above	226	98	128	128
Private	6.00% and below	463	28	435	435
Private	6.01% to 7.49%	261	113	148	148
Private	7.50% and above	85	28	57	57

Total primary servicing		7,590	1,950	5,640	5,640
Master servicing	All loans	110	17	93	93
Subprime	All loans	154	13	141	141
Multi-family	All loans	33	1	32	32

Total		$7,887	$1,981	$5,906	$5,906

        The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR represent the discounted present value of the future net cash flows we expect to receive from our servicing portfolio. Accordingly, prepayment risk subjects our MSR to potential impairment.

        We estimate fair value of each MSR stratum using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company's model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and anticipated changes in prepayment speeds. The reasonableness of management's assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions.

        The fair value of MSR is highly sensitive to changes in assumptions. For example, our determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 6 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        The Company recorded gain from mortgage loans, net of hedging and risk management instruments, of $729 million in 2004, compared with a net gain of $1.09 billion in 2003 and $1.25 billion in 2002. The decrease of $362 million from 2003 to 2004 was primarily the result of historical low mortgage interest rates during the first part of 2003 which generated extremely high levels of fixed-rate home loan volume, most of which was the result of refinancing activity. When the industry-wide refinancing boom ended later that year, customer preferences began to shift away from fixed-rate loans to adjustable-rate products. Accordingly, the Company's fixed-rate home loan volume declined from $270.50 billion in 2003 to $84.10 billion in 2004. Conversely, short-term adjustable-rate loan volume increased from $32.27 billion in 2003 to $70.16 billion in 2004.

        As part of its normal servicing activities, the Company repurchases delinquent mortgages contained within Government National Mortgage Association ("GNMA") loan servicing pools and, in general, resells them to secondary market participants. Accordingly, gains from the resale of these mortgages are reported as gain from mortgage loans. Gain from the sale of these loans was $156 million in 2004, $369 million in 2003 and $126 million in 2002.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are recorded at the lower of cost or market value. Due to changes in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, a net gain of $80 million was recognized as revaluation gain/loss from derivatives during 2004, compared with a net loss of $188 million in 2003 and a net loss of $128 million in 2002. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount. As of December 31, 2004, the fair value of loans held for sale was $43.02 billion with a carrying amount of $42.74 billion. As of December 31, 2003, the fair value and carrying amount of loans held for sale were $20.84 billion, and as of December 31, 2002, the fair value was $39.68 billion with a carrying amount of $39.62 billion.

        Net settlement income from certain interest-rate swaps primarily represents income from our interest-rate swaps that are designated as MSR risk management instruments. At December 31, 2004, the total notional amount of such swaps was $14.91 billion, compared with $30.69 billion at December 31, 2003 and $20.82 billion at December 31, 2002. As the Company has changed the mix of instruments used for hedging activities, the balance of interest-rate swaps has declined.

        Loan related income decreased during 2004 primarily due to decreased fees charged to our correspondent lenders resulting from decreased loan volume. Loan related income increased during 2003 primarily due to increased fees charged to our correspondent lenders and higher levels of late charges on the loans serviced for others portfolio.

    All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees in 2004 and 2003 was mostly due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in debit card interchange and ATM related income. The number of noninterest-bearing checking accounts at December 31, 2004 totaled approximately 7.1 million, compared with approximately 6.5 million at December 31, 2003 and 5.8 million at December 31, 2002.

        Insurance income increased during 2004 and 2003 predominantly due to the continued growth in our captive reinsurance programs, which are arrangements whereby a third party or primary insurer cedes a percentage of its premiums to the Company and in return the Company agrees to participate in losses, if they were to materialize.

        The growth in portfolio loan related income in 2003 was mostly due to increased late charges on the loan portfolio and high levels of loan prepayment fees as a result of refinancing activity.

        Several securities sold under agreements to repurchase ("repurchase agreements") with embedded pay-fixed swaps were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate FHLB advances, resulting in a loss of $90 million. During 2003, the Company restructured certain repurchase agreements containing embedded pay-fixed swaps resulting in a loss of $129 million. Each of these transactions had the immediate effect of reducing the Company's wholesale borrowing costs.

        Other income decreased in 2004 compared with 2003 primarily due to a $100 million fee received from Freddie Mac for swapping certain multi-family loans for 100% of the beneficial interest in those loans in the form of mortgage-backed securities in 2003. In addition, the Company completed the sale of the Ahmanson Ranch property to the Mountains Recreation and Conservation Authority of California for $150 million in the fourth quarter of 2003 which resulted in a gain of $77 million. During 2004 the Company also sold certain commercial loans which resulted in gains of $69 million.

    Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(in millions)
Compensation and benefits	$3,428	$3,304	$2,813	4%	17%
Occupancy and equipment	1,659	1,592	1,136	4	40
Telecommunications and outsourced information services	479	554	507	(14)	9
Depositor and other retail banking losses	195	154	179	27	(14)
Advertising and promotion	276	278	234	(1)	19
Professional fees	158	267	201	(41)	33
Postage	232	220	192	6	15
Loan expense	199	253	211	(21)	20
Other expense	909	786	715	16	10

Total noninterest expense	$7,535	$7,408	$6,188	2	20

        The increase in employee compensation and benefits in 2004 over 2003 was primarily due to lower levels of compensation expense that were deferred as direct loan origination costs. The Company also incurred $105 million in charges for severance and benefits expense related to staffing reductions that occurred as part of the Company's cost containment initiative. A decline in compensation and benefits expense that resulted from those staffing reductions substantially offset the overall increase in employee compensation and benefits expense. The increase in 2003 over 2002 was substantially due to higher personnel costs to accommodate the high refinancing activity in the earlier part of 2003 and the opening of new retail banking stores. The number of employees was 52,579 at December 31, 2004 compared with 61,374 at December 31, 2003 and 52,870 at December 31, 2002.

        The increase in occupancy and equipment expense in 2004 resulted primarily from increased equipment depreciation expense and higher building rent expense. Equipment depreciation expense increased by $58 million and building rent expense increased by $41 million as a result of the Company's continued expansion of its retail distribution network, but was partially offset by a decline in technology equipment maintenance expense as a result of the consolidation of systems. The increase in 2003 occurred primarily due to the completion of technology projects. In the fourth quarter of 2003, the Company wrote off approximately $150 million of capitalized costs as a result of its decision to discontinue the development of a loan origination system and to migrate and consolidate its loan origination fulfillment activities onto a smaller complex of preexisting systems.

        Telecommunications and outsourced information services expense decreased in 2004 predominantly due to negotiated reductions in vendor charges, reduced call center volume, and lower costs due to the consolidation of information system platforms related to the Company's cost containment efforts.

        The increase in depositor and other retail banking losses in 2004 was largely due to higher levels of overdraft charge-offs, losses from returned deposited checks and a general increase in debit card and check fraud.

        Professional fees decreased in 2004 over 2003, largely due to a reduction in the use of project consultants. Professional fees increased in 2003 over 2002, primarily as a result of increased consultant usage for technology and corporate services-related projects.

        The decrease in loan expense in 2004 was primarily due to an overall reduction in home loan origination volume for the year. The increase in loan expense in 2003 over 2002 was primarily due to higher loan closing costs and mortgage payoff expenses, which were attributable to an overall increase in loan originations, purchases and refinancing activity.

        The increase in other expense in 2004 was primarily due to lower levels of deferrable consumer and mortgage loan costs, an increase in the accrual for estimated losses related to certain outstanding litigation claims and settlements, higher proprietary mutual funds expense, reinsurance expense and outside services expense. A majority of the increase in other expense during 2003 was due to higher foreclosed assets expense, outside services and charitable contributions.

Review of Financial Condition

    Securities

        Securities included the following:

	December 31,
	2004	2003
	(in millions)
Available-for-sale securities, total amortized cost of $19,047 and $36,858:
Mortgage-backed securities	$14,923	$10,695
Investment securities	4,296	26,012

Total available-for-sale securities	$19,219	$36,707

        Our investment securities decreased $21.72 billion during 2004 predominantly due to the sale of U.S. Government and agency bonds. The proceeds from the sale of these securities were used, in part, to allow for the growth in the loan portfolio. Refer to Note 4 to the Consolidated Financial Statements – "Securities" for additional information on securities, classified by security type.

    Loans

        Total loans consisted of the following:

	December 31,
	2004	2003	2002	2001	2000
	(in millions)
Loans held for sale	$42,743	$20,837	$39,623	$27,574	$3,404
Loans held in portfolio:
Loans secured by real estate:
Home	109,991	100,043	82,842	79,624	80,181
Purchased subprime	19,143	12,973	10,128	8,209	5,541

Total home loans	129,134	113,016	92,970	87,833	85,722
Home equity loans and lines of credit	43,650	27,647	16,168	7,970	5,772
Home construction(1)	2,344	2,220	1,949	2,602	1,431
Multi-family(2)	22,282	20,324	18,000	15,608	15,657
Other real estate(3)	5,664	6,649	7,986	6,089	3,920

Total loans secured by real estate	203,074	169,856	137,073	120,102	112,502
Consumer	792	1,028	1,663	2,009	1,669
Commercial business	3,205	4,266	4,292	4,285	1,727

Total loans held in portfolio	$207,071	$175,150	$143,028	$126,396	$115,898

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.
(2)
Includes multi-family construction balances of $333 million in 2004, $325 million in 2003, $491 million in 2002, $385 million in 2001 and $90 million in 2000.
(3)
Includes other commercial real estate construction balances of $277 million in 2004, $382 million in 2003, $469 million in 2002, $608 million in 2001 and $177 million in 2000.

        With the increase in short-term adjustable-rate loan volume from $32.27 billion in 2003 to $70.16 billion in 2004, a higher proportion of the 2004 volume was held for sale, resulting in a rise in the balance of loans held for sale at year-end 2004 as compared with 2003. During most of 2003, loans held for sale remained at elevated levels due to the high volume of fixed-rate mortgage refinancing activity, which the Company generally sold to secondary mortgage market participants. As refinancing activity subsided in the latter part of the year, loans held for sale declined sharply, ultimately resulting in a decline in the year-end balance, as compared with the balance at December 31, 2002.

        Our loans held in portfolio increased $31.92 billion at year-end 2004, as compared with 2003 predominantly due to an increase in home loans and home equity loans and lines of credit. Substantially all of the growth in the home loan and home equity loan and line of credit portfolios resulted from the origination of short-term adjustable-rate products. Our short-term adjustable-rate home loans (excluding purchased subprime loans) increased from $54.44 billion at December 31, 2003 to $70.56 billion at December 31, 2004. These loans were predominantly comprised of Option ARM loans.

        Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2004
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction:
Adjustable rate	$1,152	$209	$1	$1,362
Fixed rate	226	3	753	982
Multi-family construction:
Adjustable rate	158	112	1	271
Fixed rate	15	27	20	62
Other commercial real estate construction:
Adjustable rate	94	127	32	253
Fixed rate	18	5	1	24
Commercial business:
Adjustable rate	1,850	801	180	2,831
Fixed rate	35	258	81	374

Total	$3,548	$1,542	$1,069	$6,159

    Deposits

        Deposits consisted of the following:

	December 31,
	2004	2003
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$17,463	$13,724
Interest bearing	51,099	67,990

Total checking deposits	68,562	81,714
Savings and money market deposits	36,836	22,131
Time deposits	27,268	24,605

Total retail deposits	132,666	128,450
Commercial business deposits	7,611	6,433
Wholesale deposits	18,448	2,579
Custodial and escrow deposits(1)	14,933	15,719

Total deposits	$173,658	$153,181

(1)
Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

        The increase in noninterest-bearing retail checking deposits was driven by an increase in the number of individual and small business checking accounts. Interest-bearing checking deposits decreased as customers shifted from the Platinum Checking to the Platinum Savings product, resulting in a corresponding increase in savings deposits. The increase in time deposits reflects renewed customer interest as a result of higher interest rates offered for these products. The $15.87 billion increase in wholesale deposits from year-end 2003 was due to an increase in our institutional investor base that resulted primarily from an upgrade in our credit rating from a major rating agency in the early part of 2004, making our wholesale deposit products more attractive.

        Transaction accounts (checking, savings and money market deposits) comprised 79% of retail deposits at December 31, 2004, compared with 81% at year-end 2003. These products generally have the benefit of lower interest costs, compared with time deposits. These products represent the core customer relationship that we maintain within our retail banking franchise. Deposits funded 56% of total assets at December 31, 2004 and 2003.

Operating Segments

        The Company has three operating segments: the Retail Banking and Financial Services Group, the Mortgage Banking Group and the Commercial Group. Both the Retail Banking and Financial Services Group and the Mortgage Banking Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the Treasury function, which manages the Company's interest rate risk, liquidity, capital, borrowings, and a majority of the Company's investment securities. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services.

        We serve the needs of our 11.7 million consumer households through multiple distribution channels including 1,939 retail banking stores, 478 lending stores and centers, 3,350 ATMs, correspondent lenders, telephone call centers and online banking.

        The Retail Banking and Financial Services Group's principal activities include:

  •
  Originating, managing and servicing home equity loans and lines of credit;

  •
  Offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses;

  •
  Providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and

  •
  Holding the Company's portfolio of home loans held for investment.

        Deposit products offered by the segment in all its stores include the Company's signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts.

        Financial consultants provide investment advisory and securities brokerage services to the public while licensed bank employees offer fixed annuities. The Company's mutual fund management business offers investment advisory and mutual fund distribution services.

        The Retail Banking and Financial Services Group holds loans in portfolio that are originated by the Mortgage Banking Group. Through the Company's specialty mortgage finance operations, the segment also purchases and re-underwrites loans to subprime borrowers. Loans held in portfolio generate interest income and loan-related noninterest income, such as late fees and prepayment fees.

        The Mortgage Banking Group's principal activities include:

  •
  Originating and servicing home loans;

  •
  Buying and selling home loans in the secondary market; and

  •
  Selling insurance-related products and participating in reinsurance activities with other insurance companies.

        Home loans are either originated in the retail and wholesale channels or are purchased from other lenders through the correspondent channel. The profitability of each channel varies over time and our emphasis on each channel varies accordingly. The segment offers a wide variety of home loans, including:

  •
  Fixed-rate home loans;

  •
  Adjustable-rate home loans or "ARMs" (where the interest rate may be adjusted as frequently as every month);

  •
  Hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 to 5 years, and then converts to an ARM that reprices monthly or annually, depending on the product);

  •
  Option ARMs (a variation on the ARM in which the borrower may select one of four monthly payment options); and

  •
  Government insured or guaranteed home loans.

        From an enterprise-wide perspective, loans are either retained or sold. Loans which are sold generate gain or loss on sale as well as interest income from the time they are funded until the time they are sold, while loans held in portfolio generate interest income and ancillary noninterest income. Fixed-rate home loans, which subject us to more interest rate risk than other types of home loans, are generally sold as part of our overall asset/liability risk management process. The decision to retain or sell other home loan products requires balancing the combination of additional interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the size of the gain or loss that would be realized if the loans were sold. Such decisions are elements of the Company's capital management process.

        For management reporting purposes, all originated home loans are treated as if they are sold. Home loans are either sold to the Retail Banking and Financial Services Group or are sold to secondary market participants, including the housing government-sponsored enterprises – such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the regional branches of the Federal Home Loan Banks. The premium received on inter-segment sales to the Retail Banking and Financial Services Group is based on prices available in the secondary market, adjusted for any hedging costs.

        In addition to selling loans to secondary market participants, the Company generates both interest income and noninterest income by acquiring home loans from a variety of sources, pooling and securitizing those loans, selling the resulting mortgage-backed securities to secondary market participants and providing ongoing servicing and bond administration for all securities issued.

        Mortgage servicing involves the administration and collection of home loan payments. In servicing home loans we collect and remit loan payments, respond to borrower inquiries, apply the collected principal and interest to the individual loans, collect, hold and disburse escrow funds for payment of property taxes and insurance premiums, counsel delinquent customers, supervise foreclosures and property dispositions and generally administer the loans. In return for performing these functions, we receive servicing fees and other remuneration. The Mortgage Banking Group performs home loan servicing activities for substantially all of the Company's managed portfolio – whether the home loans are held in portfolio or have been sold to secondary market participants.

        The Mortgage Banking Group makes insurance products available to its customers that complement the mortgage process, including private mortgage insurance, mortgage life insurance, flood, homeowners', earthquake and other property and casualty insurance. Other types of insurance products made available include accidental death and dismemberment and term and whole life insurance. This segment also manages the Company's captive reinsurance activities.

        The Commercial Group's principal activities include:

  •
  Providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties;

  •
  Originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market;

  •
  Providing financing to mortgage bankers for the origination of residential loan products; and

  •
  Originating, selling and servicing home loans to subprime borrowers through the Company's subsidiary, Long Beach Mortgage Company.

        The multi-family lending business, which accounts for a majority of the Group's revenues, is comprised of three key activities: originating and managing loans retained in the loan portfolio, servicing all originated loans, whether they are retained or sold, and providing ancillary banking services to enhance customer retention. Combining these three activities into one integrated business model has allowed the Commercial Group to become a leading originator and holder of multi-family loans. The Group's multi-family lending program has a market share of more than 20% in certain key cities along the west coast and is building market share on the east coast with offices located in Boston, Washington, D.C., New York, and Miami.

        As part of the Company's specialty mortgage finance operations, the Group also originates home loans to subprime borrowers through the broker network maintained by Long Beach Mortgage, a wholly-owned subsidiary of the Company. The Company sells such loans to secondary market participants, but generally retains the servicing relationship.

        The Corporate Support/Treasury and Other category includes enterprise-wide management of interest rate risk, liquidity, capital, borrowings, and a majority of the Company's investment securities. As part of the Company's asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company's balance sheet, such as product composition of loans that we hold in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company's technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and charges incurred from the Company's cost containment initiative.

    Management Accounting Methodologies

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments;

  •
  A calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making;

  •
  The utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments;

  •
  The allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition;

  •
  Capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and

  •
  Inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Mortgage Banking Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Mortgage Banking and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Mortgage Banking Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included in the value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home mortgage loan originations are initiated through retail banking stores, while the Mortgage Banking Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements.

        Financial highlights by operating segment were as follows:

    Retail Banking and Financial Services Group

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in millions)
Condensed income statement:
Net interest income	$4,989	$3,872	$3,602	29%	8%
Provision for loan and lease losses	177	183	223	(3)	(18)
Noninterest income	2,758	2,500	2,226	10	12
Inter-segment revenue	24	179	96	(87)	85
Noninterest expense	4,434	3,939	3,550	13	11

Income before income taxes	3,160	2,429	2,151	30	13
Income taxes	1,180	931	825	27	13

Net income	$1,980	$1,498	$1,326	32	13

Performance and other data:
Efficiency ratio(1)	50.39%	52.24%	51.36%	(4)	2
Average loans	$163,329	$120,705	$113,003	35	7
Average assets	175,696	132,427	124,575	33	6
Average deposits	130,337	125,440	112,034	4	12
Employees at end of period	30,107	29,364	26,880	3	9

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increase in net interest income during 2004 was mostly due to higher average balances of home loans and home equity loans and lines of credit. Average home loans increased $23.21 billion, or 27% in 2004, resulting from portfolio growth in short-term adjustable-rate mortgages. Average home equity loans and lines of credit increased $14.70 billion, or 70% in 2004. The overall increase in 2003 was driven mostly by lower funding costs resulting from the lower interest rate environment, compared with 2002, partially offset by lower interest income from loans that resulted from the downward pricing of the loan portfolio.

        The increases in noninterest income during 2004 and 2003 were primarily driven by depositor and other retail banking fees that resulted from growth in the number of retail checking accounts, an increase in product fee pricing and higher debit card interchange fees. Noninterest-bearing retail checking accounts increased by approximately 600,000 in 2004 and 687,000 in 2003.

        Inter-segment revenue declined in 2004 due to lower broker fees received from the Mortgage Banking Group for the origination of mortgage loans, which resulted from the overall decline in refinancing activity during 2004.

        Noninterest expense increases during 2004 and 2003 were primarily due to higher employee compensation and benefits expense, occupancy and equipment expense and technology expenses, all of which resulted from expansion of the Group's distribution network, which included the opening of 250 new retail banking stores in 2004 and 260 new retail banking stores in 2003.

        The increases in average deposits during 2004 and 2003 were largely driven by the growth in interest-bearing Platinum accounts, partially offset by decreases in money market and time deposit accounts.

    Mortgage Banking Group

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in millions)
Condensed income statement:
Net interest income	$1,237	$2,382	$1,747	(48)%	36%
Provision for loan and lease losses	–	14	–	(100)	–
Noninterest income	2,304	2,986	2,370	(23)	26
Inter-segment expense	24	179	96	(87)	85
Noninterest expense	2,607	3,076	2,282	(15)	35

Income before income taxes	910	2,099	1,739	(57)	21
Income taxes	340	801	652	(58)	23

Net income	$570	$1,298	$1,087	(56)	19

Performance and other data:
Efficiency ratio(1)	68.19%	55.28%	51.89%	23	7
Average loans	$23,591	$42,990	$29,792	(45)	44
Average assets	41,938	70,308	49,674	(40)	42
Average deposits	16,299	27,112	13,583	(40)	100
Employees at end of period	14,197	22,541	17,845	(37)	26

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The decrease in net interest income in 2004 was largely driven by a decline in the average balances of loans held for sale and a decline in noninterest-bearing custodial and escrow deposits. This occurred due to a reduction in fixed-rate loan refinancing activity, compared with 2003 when interest rates were at record low levels. Total loan volume in 2004 was $181.03 billion, compared with $363.50 billion in 2003. This decrease was partially offset by lower funding costs.

        The decrease in noninterest income in 2004 was mostly due to lower mortgage banking income resulting from lower gain on sale of mortgage loans. The increase in 2003 was largely due to a recovery of MSR impairment resulting from an increase in mortgage rates during the second half of the year.

        The decline of inter-segment expense in 2004 resulted from lower broker fees paid to the Retail Banking and Financial Services Group for their origination of mortgage loans. Those originations declined in 2004 as a result of the overall decline in refinancing activity, compared with 2003.

        The decrease in noninterest expense in 2004 was primarily due to lower occupancy and equipment, technology and compensation expenses resulting from the Company's cost containment initiative and includes the consolidation of various locations and functions, the conversion to a single loan servicing platform and headcount reductions, which decreased to 14,197 at December 31, 2004 from 22,541 at December 31, 2003. This initiative also resulted in the sale or closure of approximately 100 retail mortgage lending offices in non-strategic markets. These 100 offices accounted for approximately 10% of the retail mortgage network's noninterest expense, approximately 7% of its revenue, approximately 24% of its offices, by number, and approximately 5% of retail home loan volume. The increase in 2003 was mostly driven by increases in compensation and benefits and occupancy expense to support the increased refinancing activity and a write-down of capitalized technology costs.

    Commercial Group

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in millions)
Condensed income statement:
Net interest income	$1,332	$1,321	$1,179	1%	12%
Provision for loan and lease losses	45	103	177	(57)	(42)
Noninterest income	314	472	504	(33)	(6)
Noninterest expense	639	602	527	6	14

Income from continuing operations before income taxes	962	1,088	979	(12)	11
Income taxes	329	392	348	(16)	13

Income from continuing operations	633	696	631	(9)	10
Income from discontinued operations, net of taxes	–	87	72	(100)	20

Net income	$633	$783	$703	(19)	11

Performance and other data:
Efficiency ratio(1)	31.67%	26.95%	24.63%	18	9
Average loans	$38,804	$35,490	$32,691	9	9
Average assets	43,990	44,037	39,684	–	11
Average deposits	7,141	5,407	4,014	32	35
Employees at end of period(2)	3,100	5,627	5,137	(45)	10

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).
(2)
Includes 2,346 and 2,330 employees reported as part of discontinued operations at December 31, 2003 and 2002.

        Net interest income was flat in 2004, compared with 2003, as average loan balances increased by approximately $3.31 billion, or 9% resulting from a shift in product mix towards short-term adjustable-rate and hybrid loans, partially offset by a decrease in investment securities interest income due to sales in 2003. The increase in 2003 was mostly due to higher average balances of home loans held for sale and multi-family loans and from lower funding costs.

        The decrease in the provision for loan and lease losses in 2004 was driven by stronger credit performance. During the fourth quarter of 2003 the Company achieved a significant improvement in the risk profile of its loan portfolio by entering into sales transactions to dispose of its franchise finance loan portfolio. These sales led to lower actual charge-offs during 2004 and declining expected charge-off rates for the remaining portfolio of commercial and multi-family loans.

        The difference in noninterest income in 2004, compared with 2003, was substantially due to transactions occurring in the second half of 2003 that resulted in a gain of $68 million recognized from the sale of mortgage-backed securities and a fee of $100 million received as consideration for swapping approximately $6 billion of multi-family loans with Freddie Mac. The decrease in 2003 noninterest income, as compared with 2002, was predominantly due to lower gain from mortgage loans, partially offset by the previously mentioned transactions.

        Noninterest expense increased in 2004 largely due to higher employee compensation and benefits expense, occupancy and equipment expense and other expenses due to growth in Long Beach Mortgage

Company. The number of employees in this entity increased by approximately 600 during 2004. The increase in 2003 was primarily due to higher employee compensation and benefits, occupancy and equipment and technology expenses to accommodate the increase in multi-family refinancing activity during the year and expansion of the Group's multi-family lending network.

    Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(874)	$(302)	$1,307	189%	–%
Provision for loan and lease losses	–	4	–	(100)	–
Noninterest income (expense)	(156)	644	(60)	–	–
Noninterest expense	699	634	645	10	(2)

Income (loss) from continuing operations before income taxes	(1,729)	(296)	602	484	–
Income taxes (benefit)	(652)	(110)	222	495	–

Income (loss) from continuing operations	(1,077)	(186)	380	478	–
Income from discontinued operations, net of taxes	399	–	–	–	–

Net income (loss)	$(678)	$(186)	$380	264	–

Performance and other data:
Average assets	$24,230	$38,168	$59,249	(37)	(36)
Average deposits	11,631	5,626	4,885	107	15
Employees at end of period	5,175	6,188	5,338	(16)	16

        The increases in net interest expense during 2004 and 2003 were primarily driven by declining average balances of investment securities. The average balances of investment securities declined by $11.98 billion, or 40% in 2004 and declined $20.45 billion, or 40% in 2003, as compared with 2002, reflecting the sale of higher yielding securities during those periods. The impact of changes in funds transfer pricing rates on Treasury's operations in 2004, compared with 2003 also contributed to the increase in net interest expense, as lower transfer pricing rates were charged to the segments for the funding of loans. The lower rates were the result of the shift in the balance sheet towards assets with shorter repricing frequencies during 2004. The increase in net interest expense during 2004 was partially offset by a 12% decrease in the average rate paid on interest-bearing liabilities, reflecting the lower interest rate environment that existed during the first half of 2004.

        The difference in noninterest income in 2004, compared with 2003, was mostly due to gains realized during 2003 from the sale of available-for-sale securities and losses of $237 million from the early termination of certain wholesale borrowings with embedded pay-fixed interest rate swaps during 2004.

        The increase in noninterest expense in 2004 was mostly due to an increase in technology-related and restructuring charges resulting from the Company's cost containment initiative, which began in the fourth quarter of 2003. All such charges incurred from this initiative, which amounted to $274 million in 2004, are charged to this unit. The ensuing decline in headcount in 2004, which resulted from the cost containment initiative, partially offset the increase. The headcount reductions occurred primarily within the Company's technology support operations.

        The increase in average deposits in 2004 was substantially due to growth in wholesale deposits held by institutional investors.

Risk Management

        The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

        The Company's Chief Enterprise Risk Officer is responsible for enterprise-wide risk assessment. The Company's Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risks. The Company's Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, part of Enterprise Risk Management, provides independent assessment of the Company's compliance with risk management controls, policies and procedures.

        The Audit Committee of the Board of Directors oversees both the Internal Audit and Enterprise Risk Management functions and provides governance and oversight of operational risk. The Corporate Relations Committee of the Board of Directors oversees the Company's reputation and those elements of operational risk that impact the Company's reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Risk oversight is also provided by management committees whose membership includes representation from the Company's lines of business and the Enterprise Risk Management function. These committees include the Enterprise Risk Management Committee, the Credit Policy Committee, the Market Risk Committee and the Asset and Liability Committee.

        Enterprise Risk Management works with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company's risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees. Enterprise Risk Management also provides objective oversight of risk-taking activities and oversees compliance with laws and regulations.

        Business lines are responsible for determining and executing business strategies that may give rise to one or more types of risk; their return on economic and other forms of capital is measured and compared to targets with the overall objective of ensuring that the risk/reward balance is acceptable. Business lines, Enterprise Risk Management and Treasury divide the responsibilities of conducting measurement and monitoring of the Company's risk exposures. Risk exceptions, depending on their type and significance, are elevated to management or Board committees responsible for oversight.

Credit Risk Management

        Credit risk is the risk of loss arising from adverse changes in a borrower's ability to meet its financial obligations under agreed upon terms and exists primarily in our lending and derivative portfolios. The degree of credit risk will vary based on many factors, including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral.

        The Finance Committee of the Board of Directors, by means of a broad set of policies and principles contained in the Company's Credit Policy, approves the framework for the Company's credit risk management activities. The Credit Policy Committee, chaired by the Chief Credit Officer and comprised of senior management, develops standards and procedures and is responsible for oversight of the credit risk management function.

        The Credit Policy Committee's primary responsibilities include ensuring the adequacy of the Company's credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk. The Chief Credit Officer's primary responsibilities include overseeing the work of the Credit Policy Committee, monitoring the quality of the Company's credit portfolio, determining the reasonableness of the Company's allowance for loan and lease losses, reviewing and approving large credit exposures, setting underwriting criteria for credit-related products and programs, and for delegating credit approval authority.

        Credit risk management is based on analyzing the creditworthiness of the borrower, the adequacy of underlying collateral given current events and conditions and the existence and strength of any guarantor support. Trends in these factors are dynamic and are reflected in the tables and commentary that follow.

    Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans are generally placed on nonaccrual status when they are 90 days past due. Additionally, loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part. Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans from continuing operations consist of the following:

	December 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
Nonperforming assets and restructured loans(1)(2):
Nonaccrual loans:
Loans secured by real estate:
Home	$542	$736	$1,068	$1,010	$509
Purchased subprime	674	597	438	292	127

Total home nonaccrual loans	1,216	1,333	1,506	1,302	636
Home equity loans and lines of credit	66	47	36	34	27
Home construction(3)	28	35	49	36	18
Multi-family	12	19	50	56	10
Other real estate	162	153	413	376	35

Total nonaccrual loans secured by real estate	1,484	1,587	2,054	1,804	726
Consumer	9	8	22	16	14
Commercial business	41	31	79	100	12

Total nonaccrual loans held in portfolio	1,534	1,626	2,155	1,920	752
Foreclosed assets	261	311	328	216	144

Total nonperforming assets	$1,795	$1,937	$2,483	$2,136	$896

As a percentage of total assets	0.58%	0.70%	0.93%	0.88%	0.46%
Restructured loans	$34	$111	$98	$118	$120

Total nonperforming assets and restructured loans	$1,829	$2,048	$2,581	$2,254	$1,016

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $64 million in 2004, $86 million in 2003 and $118 million in 2002.
(2)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $76 million, $66 million, $119 million, $123 million and $32 million at December 31, 2004, 2003, 2002, 2001 and 2000.
(3)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        Loans held in portfolio (excluding the allowance for loan and lease losses) and nonaccrual loans by geographic concentration at December 31, 2004 were as follows:

	California		Washington/Oregon		New York/New Jersey
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$52,010	$120	$5,683	$49	$11,844	$65
Purchased subprime	4,811	56	529	19	2,089	87

Total home loans	56,821	176	6,212	68	13,933	152
Home equity loans and lines of credit	23,686	20	5,926	14	2,627	4
Home construction(1)	1,018	4	399	3	127	–
Multi-family	16,425	5	1,346	4	2,488	1
Other real estate	1,633	10	1,296	16	1,076	5

Total loans secured by real estate	99,583	215	15,179	105	20,251	162
Consumer	285	2	304	4	42	–
Commercial business	1,607	10	301	12	393	3

Total loans held in portfolio	$101,475	$227	$15,784	$121	$20,686	$165

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	49%	15%	8%	8%	10%	11%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

	Florida		Texas		Illinois
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$8,951	$47	$1,474	$16	$4,517	$35
Purchased subprime	1,753	43	949	63	1,068	56

Total home loans	10,704	90	2,423	79	5,585	91
Home equity loans and lines of credit	2,363	3	3,401	10	623	–
Home construction(1)	165	3	206	11	30	–
Multi-family	192	–	233	1	360	–
Other real estate(2)	95	2	482	63	22	1

Total loans secured by real estate	13,519	98	6,745	164	6,620	92
Consumer	32	–	27	–	1	–
Commercial business	128	1	204	8	29	–

Total loans held in portfolio	$13,679	$99	$6,976	$172	$6,650	$92

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	7%	6%	3%	11%	3%	6%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.
(2)
Includes $40 million of nonaccrual loans in Texas that were acquired from Bank United in 2001, of which $35 million is owed by a single borrower in the health care industry.

	Other(2)		Total
	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$25,512	$210	$109,991	$542
Purchased subprime	7,944	350	19,143	674

Total home loans	33,456	560	129,134	1,216
Home equity loans and lines of credit	5,024	15	43,650	66
Home construction(1)	399	7	2,344	28
Multi-family	1,238	1	22,282	12
Other real estate	1,060	65	5,664	162

Total loans secured by real estate	41,177	648	203,074	1,484
Consumer	101	3	792	9
Commercial business	543	7	3,205	41

Total loans held in portfolio	$41,821	$658	$207,071	$1,534

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	20%	43%	100%	100%

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.
(2)
Of this category, Minnesota had the largest portfolio balance of approximately $1.77 billion and the largest nonaccrual amount of $68 million.

    Provision and Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods.

        The allowance provides for incurred losses that are inherent in the loan portfolio. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender's knowledge of those events. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

        In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. However, the entire allowance (both the allocated component and the portion that remains unallocated) is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

        The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit and purchased subprime loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company's portfolio and other factors as well as industry historical loan loss data. Management periodically reviews these models for reasonableness and updates the assumptions used in these models.

        Non-homogeneous loans (such as multi-family and non-residential real estate loans) are individually reviewed and assigned a risk grade. The loans are then categorized by their risk grade into pools, with each pool having a pre-assigned loss factor commensurate with the applicable level of estimated risk. Loss factors are then multiplied by the unpaid principal balance of loans in each pool to determine the allocated allowance applicable to that pool.

        We also evaluate certain loans on an individual basis for impairment (as defined by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and record an allowance for impaired loans as appropriate. Such loans are excluded from other loan loss analyses so as to avoid double counting the loss exposure.

        To mitigate the imprecision inherent in estimates of credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects management's assessment of various risk factors that are not adequately reflected in the models used to determine the allocated component of the allowance. These factors include general economic and business conditions affecting its key lending products and markets, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the impact of new product initiatives and other such variables for which recent historical performance does not reflect the risk profile of the portfolio.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
Balance, beginning of year	$1,250	$1,503	$1,278	$909	$942
Allowance acquired through business combinations	–	–	148	120	–
Other	(23)	14	(79)	–	(36)
Provision for loan and lease losses(1)	209	42	404	426	77

	1,436	1,559	1,751	1,455	983
Loans charged off:
Loans secured by real estate:
Home	(39)	(65)	(52)	(29)	(19)
Purchased subprime	(39)	(39)	(33)	(25)	(4)

Total home loan charge-offs	(78)	(104)	(85)	(54)	(23)
Home equity loans and lines of credit	(22)	(14)	(14)	(4)	(3)
Home construction(2)	(1)	(2)	(1)	–	(1)
Multi-family	(2)	(5)	(1)	–	(2)
Other real estate	(11)	(97)	(60)	(35)	(4)

Total loans secured by real estate	(114)	(222)	(161)	(93)	(33)
Consumer	(53)	(69)	(70)	(51)	(41)
Commercial business	(21)	(79)	(73)	(49)	(9)

Total loans charged off	(188)	(370)	(304)	(193)	(83)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	10	2	2	1
Purchased subprime	3	3	–	–	1

Total home loan recoveries	3	13	2	2	2
Home equity loans and lines of credit	4	1	1	1	–
Multi-family	3	1	1	–	1
Other real estate	10	17	12	3	1

Total loans secured by real estate	20	32	16	6	4
Consumer	19	15	13	4	4
Commercial business	14	14	27	6	1

Total recoveries of loans previously charged off	53	61	56	16	9

Net charge-offs	(135)	(309)	(248)	(177)	(74)

Balance, end of year	$1,301	$1,250	$1,503	$1,278	$909

Net charge-offs as a percentage of average loans held in portfolio	0.07%	0.20%	0.17%	0.14%	0.07%
Allowance as a percentage of total loans held in portfolio	0.63%	0.71%	1.05%	1.01%	0.78%

(1)
Includes a $202 million reversal of provision for loan and lease losses recorded in the fourth quarter of 2003.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        The risk profile of the Company's loan portfolio changed significantly during 2001 and 2002. In a five quarter span from January 2001 to March 31, 2002, the Company consummated four purchase business combinations: Bank United Corp. (Bank United), the mortgage operations of The PNC Financial Services Group, Inc., Fleet Mortgage Corp. and Dime Bancorp, Inc. (Dime). As a result of these acquisitions, the Company's loan portfolio contained substantially higher levels of credit risk. In particular, Bank United's commercial lending activities were concentrated in underperforming sectors of the economy, such as assisted living facilities, Small Business Administration loans and highly leveraged syndicated lending. This change in the loan portfolio composition was exacerbated by the downturn in the national economy, which continued to worsen following the events of September 11, 2001. From December 31, 2000 to the end of 2001, the Company's nonperforming assets increased from $896 million to $2.14 billion and net charge-offs increased from $74 million in 2000 to $177 million in 2001. To address these negative trends that displayed no signals of imminent change, the Company believed it was prudent to record a loan loss provision in 2001 of $426 million.

        Although the national economy showed some intermittent signs of stabilizing performance in 2002, the overall climate was still one of significant uncertainty, as demonstrated by the continuing high levels of unemployment, distressed levels of consumer confidence and continuing concerns of housing price bubbles in some of the Company's real estate markets. After their substantial growth in 2001, nonperforming asset trends stabilized in 2002 but remained at elevated levels, decreasing slightly to $2.48 billion at December 31, 2002 after reaching a first quarter peak of $2.68 billion. Though the Company continued to provision at levels that exceeded net charge-offs as a result of the continuing economic malaise, the gap between these statistical measures had declined from $74 million in the first quarter of 2002 to $2 million by the fourth quarter of that year. This reflected the Company's cautious belief that, while the economy had not demonstrated signals of a sustained economic recovery, it at least did not appear to be deteriorating any further. This assessment was also evident in the quarterly trend of the allowance for loan and lease losses as a percentage of total loans held in portfolio. After growing steadily from 0.82% in the first quarter of 2001 to 1.08% in the second quarter of 2002, it stabilized during the remainder of that year, ending at 1.05% at December 31, 2002.

        During 2003, nonperforming assets declined from $2.48 billion at the beginning of the year to $1.94 billion at December 31, 2003. Beginning in the fourth quarter of 2002, the Company initiated a program of periodically selling nonperforming assets in order to reduce its exposure to potential credit losses. This program continued throughout 2003 with the sale of $619 million of nonperforming loans and was substantially the reason for the decline in nonperforming assets. As the charge-offs that were sustained from the sales of these loans were, in general, at lower levels than the Company believes it would have incurred had these loans been allowed to season further, the sales had the effect of limiting the potential provisioning that these loans would otherwise have required.

        As economic conditions improved during 2003, the Company's assessment of the economic climate progressed from one of continuing concern in the first quarter of 2003 to one of guarded optimism by the third quarter of that year. However, a discernable, positive trend was not evident until various economic statistics were released in the fourth quarter. Those statistics provided conclusive evidence that key economic indicators that affect the Company's credit risk profile had improved. Those indicators included a stable interest rate environment, a consistent pattern of stable or increasing housing prices, strong levels of residential home construction, lower unemployment levels, increasing capital expenditures, steady to improving corporate profits and stronger levels of exports from a weakening U.S. dollar. These favorable external factors were augmented by the Company's ability to sell its underperforming franchise finance loan portfolio in the fourth quarter of 2003 at a price that exceeded its carrying value by $82 million. As a result of all of these events, the Company determined that a $202 million reversal of the provision for loan and lease losses in the fourth quarter of 2003 was appropriate.

        During 2004, strong loan portfolio growth, especially in the higher-risk purchased subprime portfolio, resulted in management recording a provision for loan and lease losses that exceeded net charge-offs by $74 million. However, as a reflection of the continuing favorable trend in key domestic economic indicators which facilitated a relatively benign credit environment throughout the year, the allowance for loan and lease losses as a percentage of loans held in portfolio declined from 0.71% at December 31, 2003 to 0.63% at December 31, 2004. The positive economic outlook was also affirmed by the Federal Reserve's decision to initiate a series of measured increases in the targeted Federal Funds rate during the second half of 2004, thus reducing the degree of stimulus that the Federal Reserve believes is necessary to sustain continuing economic growth.

        An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2004			2003			2002
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home	$215	0.20%	53.12%	$321	0.32%	57.12%	$251	0.30%	57.92%
Purchased subprime	242	1.26	9.24	84	0.65	7.41	169	1.67	7.08

Total home loans	457	0.35	62.36	405	0.36	64.53	420	0.45	65.00
Home equity loans and lines of credit	83	0.19	21.08	82	0.30	15.78	46	0.29	11.31
Home construction(2)	12	0.51	1.13	18	0.81	1.27	22	1.13	1.36
Multi-family	101	0.45	10.76	139	0.68	11.60	146	0.81	12.59
Other real estate	116	2.05	2.74	110	1.65	3.80	296	3.71	5.58

Total allocated allowance secured by real estate	769	0.38	98.07	754	0.44	96.98	930	0.68	95.84
Consumer	36	4.55	0.38	49	4.77	0.59	70	4.21	1.16
Commercial business	51	1.59	1.55	72	1.69	2.43	116	2.70	3.00

Total allocated allowance held in portfolio	856	0.41	100.00	875	0.50	100.00	1,116	0.78	100.00
Unallocated allowance	445	0.22	–	375	0.21	–	387	0.27	–

Total allowance for loan and lease losses	$1,301	0.63%	100.00%	$1,250	0.71%	100.00%	$1,503	1.05%	100.00%

(Continued on next table.)

(1)
Excludes loans held for sale.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

	December 31,
	2001			2000
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home	$290	0.36%	63.00%	$250	0.31%	69.18%
Purchased subprime	97	1.18	6.49	52	0.94	4.78

Total home loans	387	0.44	69.49	302	0.35	73.96
Home equity loans and lines of credit	27	0.34	6.31	20	0.35	4.98
Home construction(2)	32	1.23	2.05	7	0.49	1.24
Multi-family	138	0.88	12.35	138	0.88	13.51
Other real estate	161	2.64	4.82	100	2.55	3.38

Total allocated allowance secured by real estate	745	0.62	95.02	567	0.50	97.07
Consumer	71	3.53	1.59	70	4.19	1.44
Commercial business	92	2.15	3.39	33	1.91	1.49

Total allocated allowance held in portfolio	908	0.72	100.00	670	0.58	100.00
Unallocated allowance	370	0.29	–	239	0.20	–

Total allowance for loan and lease losses	$1,278	1.01%	100.00%	$909	0.78%	100.00%

(1)
Excludes loans held for sale.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        Growth in our purchased subprime portfolio since 2000 has resulted in a substantial increase in the allocated allowance attributable to this portfolio and a significant increase in nonaccrual loans. We seek to mitigate the credit risk in this portfolio by re-underwriting all purchased subprime loans.

        Home equity loans and lines of credit increased from $5.77 billion at December 31, 2000 to $43.65 billion at December 31, 2004. With the strong housing market that has existed during the current decade, home equity loans and lines of credit have become an increasingly popular product as they enable homeowners to borrow a portion of their equity for personal expenditures. Although the allocated allowance for this portfolio increased from $20 million at December 31, 2000 to $83 million at the end of 2004, that allowance as a percentage of loans in this portfolio declined from 0.35% to 0.19% during that same period, reflecting generally high credit scores among borrowers, lower risk loan to value ratios and a significant portion of loans that are in a first lien position.

    90 or More Days Past Due

        Loans held in portfolio that were 90 or more days contractually past due and still accruing interest were $85 million, $46 million, $60 million, $86 million and $45 million at December 31, 2004, 2003, 2002, 2001 and 2000. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

Liquidity Risk Management

        The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis. The Company establishes liquidity guidelines for the parent holding company, Washington Mutual, Inc., as well as for its principal operating subsidiaries. The Company also maintains contingency liquidity plans that outline alternative actions and enable appropriate and timely responses under stress scenarios.

    Washington Mutual, Inc.

        Liquidity for Washington Mutual, Inc. is generated through its ability to raise funds through dividends from subsidiaries and in various capital markets such as unsecured debt and commercial paper.

        One of Washington Mutual, Inc.'s primary funding sources during 2004 was from dividends paid by our banking subsidiaries. Washington Mutual, Inc. received dividends from its subsidiaries during the third quarter of 2004 and expects to continue to receive dividends in the future. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by our banking subsidiaries. For more information on dividend restrictions applicable to our banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion in debt securities, preferred stock and depositary shares in the United States and in international capital markets. The Company has issued $3.25 billion of debt securities under the registration statements as follows. In 2003, the Company issued $1.65 billion of fixed- and adjustable-rate senior debt securities. In March 2004, the Company issued $750 million of fixed-rate subordinated debt securities. In December 2004, the Company issued $850 million of fixed- and adjustable-rate senior debt securities. At December 31, 2004, the Company had $3.75 billion available for issuance under these registration statements.

        In addition to the issuances described above, the Company has issued $5.5 billion in debt securities under earlier registration statements. At December 31, 2004, the Company had a total of $8.8 billion debt outstanding in principal. As of December 31, 2004, the Company's senior debt was rated A by Fitch, A3 by Moody's and A– by Standard and Poor's.

        Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. The commercial paper program provides for up to $500 million in funds. The revolving credit facility totaling $800 million provides credit support for Washington Mutual, Inc.'s commercial paper program as well as funds for general corporate purposes. At December 31, 2004, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available. As of December 31, 2004, the Company's commercial paper was rated F1 by Fitch, P2 by Moody's and A2 by Standard and Poor's.

        Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months without incremental access to the capital markets.

    Banking Subsidiaries

        The principal sources of liquidity for our banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in our available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During 2004, those sources funded 72% of average total assets. Our continuing ability to retain our transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on our deposit products. We continue to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        In 2004, the Company's proceeds from the sales of loans held for sale were approximately $127 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $148 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain our mortgage banking operations does not significantly affect the Company's overall level of liquidity resources. In 2004, originations/purchases of loans held for sale, net of principal payments, exceeded the proceeds from the sale of loans held for sale by approximately $21 billion.

        To supplement our primary funding sources, our banking subsidiaries also raise funds in domestic and international capital markets. In August 2003, the Company established a $20 billion Global Bank Note Program for Washington Mutual Bank, FA ("WMBFA") and Washington Mutual Bank ("WMB") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Under this program, WMBFA is allowed to issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. As a result of the merger of WMB into WMBFA on January 1, 2005, the $5 billion credit facility that was issuable by WMB under this program is no longer available. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMBFA may not exceed $7.5 billion.

        Under the Global Bank Note Program, WMBFA issued a total of $2.5 billion of subordinated notes during 2004. WMBFA issued $750 million of 10 year fixed-rate subordinated notes in August 2004 and an additional $250 million with identical terms in September 2004. In November 2004, WMBFA issued an additional $1 billion of 10 year fixed-rate subordinated notes and $500 million of 10 year floating rate subordinated notes. After these issuances, WMBFA had a total of $12.50 billion available under this program.

        In addition to the issuances described above, WMB and WMBFA have issued $2.8 billion in senior and subordinated notes under earlier programs. At December 31, 2004, the banking subsidiaries had $5.3 billion debt outstanding in principal. As of December 31, 2004, senior unsecured long-term obligations at both WMB and WMBFA were rated A by Fitch, A2 by Moody's and A by Standard and Poor's. Short-term obligations were rated F1 by Fitch, P1 by Moody's and A1 by Standard and Poor's. As a result of the merger described above, WMBFA assumed all of WMB's debt.

    Non-banking Subsidiaries

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $7 billion that are used to fund loans held for sale. At December 31, 2004, Long Beach Mortgage had borrowings outstanding of $4 billion under these credit facilities.

Off-Balance Sheet Activities and Contractual Obligations

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

        When we sell or securitize loans, we generally retain the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.62 billion at December 31, 2004, of which $1.60 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 6 to the Consolidated Financial Statements – "Mortgage Banking Activities."

    Contractual Obligations

        The following table presents, as of December 31, 2004, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations and purchase obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 but less than 3 years	3 but less than 5 years	5 years or more
Debt obligations	$104,489	$55,701	$36,896	$3,287	$8,605
Capital lease obligations	63	7	12	12	32
Operating lease obligations	2,040	451	649	392	548
Purchase obligations(1)	357	193	128	29	7

Total contractual obligations	$106,949	$56,352	$37,685	$3,720	$9,192

(1)
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

    Commitments, Guarantees and Contingencies

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual agreements under which the Company may be held liable is included in Note 14 – "Commitments, Guarantees and Contingencies" to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 20 – "Employee Benefits Programs and Other Expense" to the Consolidated Financial Statements.

Capital Adequacy

        The regulatory capital ratios of WMBFA, WMB and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory ratios to be categorized as well-capitalized were as follows:

	December 31, 2004
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.46%	7.44%	93.67%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.12	10.92	393.52	6.00
Total risk-based capital to total risk-weighted assets	11.68	12.35	393.56	10.00
	December 31, 2003
				Well-Capitalized Minimum
	WMBFA	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.50%	5.82%	10.34%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.72	9.10	16.36	6.00
Total risk-based capital to total risk-weighted assets	10.80	11.23	17.04	10.00

        Our federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMBFA, WMB and WMBfsb satisfied this requirement at December 31, 2004.

        Our broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2004, both of our broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

        During 2004, the Company repurchased 16.1 million shares of our common stock at an average price of $44.14 as part of our share repurchase program. Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. From January 1, 2005 through February 28, 2005, the Company did not repurchase additional shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

        The Company's trading securities are primarily comprised of financial instruments, such as principal-only mortgage-backed securities, used for MSR risk management activities. As such, the related interest rate risk of those financial instruments used for MSR risk management activities is considered within the sensitivity comparison, presented later within this section.

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

    Lifetime Cap Risk

        Many of the Company's adjustable-rate home loan products contain lifetime interest rate caps, which prevent the interest rate on the loan from exceeding a contractually determined level. In periods of dramatically rising rates, adjustable-rate loans that have reached their lifetime cap rate will no longer reprice upward.

    Volatility Risk

        Volatility risk is the change to the fair value of an option, or a fixed income instrument containing options (such as mortgages) from changes in the implied market level of future volatility ("implied volatility"). For the holder of an option contract, implied volatility is a key determinant of option value with higher volatility generally increasing option value and lower volatility generally decreasing option value.

    MSR Risk Management

        We manage potential impairment in the fair value of MSR and increased amortization levels of MSR through a comprehensive risk management program. Our intent is to offset the changes in fair value and amortization levels of MSR with changes in the fair value of risk management instruments. The risk management instruments include interest rate contracts, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions and interest rate floors. We also enter into forward commitments to purchase mortgage-backed securities, which generally are agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities.

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

        During the third quarter of 2004, the Company adopted an MSR risk management approach that reduces its exposure to basis risk. As a result, the amount of mortgage based risk management products, such as forward commitments to purchase and sell mortgage-backed securities, was increased, while the amount of LIBOR based products, such as interest rate swap contracts, decreased. Due to the inherent optionality in mortgage-based products, additional derivatives were also purchased to mitigate the optionality risk created by these products. This change in approach resulted in a significant increase in the total notional balance of derivative contracts as compared with 2003, that are designated as MSR risk management instruments.

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

        We believe this overall risk management strategy is the most efficient approach to managing MSR fair value risk. The success of this strategy, however, is dependent on management's decisions regarding the amount, type and mix of MSR risk management instruments that we select to manage the changes in fair value of our mortgage servicing asset. If this strategy is not successful, our net income could be adversely affected.

    Other Mortgage Banking Risk Management

        We also manage the risks associated with our home loan mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans intended for sale in the secondary market. The pipeline consists of commitments to originate or purchase mortgages to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential for changes in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold.

        We measure the risk profile of the mortgage warehouse and pipeline daily. As needed, to manage the warehouse and pipeline risk, we execute forward sales commitments, interest rate contracts and mortgage option contracts. A forward sales commitment protects us in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that we are obligated to deliver the loan to the third party on the agreed-upon future date. We also estimate the fallout factor, which represents the percentage of loans that are not expected to be funded, when determining the appropriate amount of our pipeline risk management instruments.

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

        The projection of the sensitivity of net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of our loan and mortgage-backed securities portfolios, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect our sensitivity to changes in interest rates. Our borrowings and, to a lesser extent, our interest-bearing deposits typically reprice faster than our adjustable-rate assets. An additional lag effect is inherent in our adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. We generally assume a reduction in total loan production in rising interest rate scenarios accompanied by a shift towards a greater proportion of adjustable-rate production. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if we choose to retain more loans in the portfolio.

        In periods of rising interest rates, the net interest margin normally contracts since the repricing period of our liabilities is shorter than the repricing period of our assets. The net interest margin generally expands in periods of falling interest rates as borrowing costs reprice downward faster than asset yields.

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

    January 1, 2005 and January 1, 2004 Sensitivity Comparison

        The table below indicates the sensitivity of net interest income and net income as a result of interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to our most recent earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending December 31, 2005 and December 31, 2004 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

        The duration of earning assets drifted lower over 2004. This was a result of the origination and retention of adjustable-rate mortgage loans, significant growth in home equity loans and lines of credit as well as discretionary activity directed at reducing interest rate risk in the face of rising interest rates. Liability duration remained relatively constant over that same period. The result was a reduction in the net duration position and projected net interest income sensitivity. The projected net income and net interest income profile may not be realized and may not be present for non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	–50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
January 1, 2005	2.61%	(2.18)%
January 1, 2004	3.01	(2.57)
Net income change for the one-year period beginning:
January 1, 2005	(0.95)	(1.37)
January 1, 2004	(0.34)	(1.23)

        The change in net income sensitivity in the declining rate scenario was mainly due to the decrease in net duration, which results in lower net interest income. In the rising interest rate scenario the decrease in net duration has the effect of decreasing sensitivity; however, this decrease in sensitivity was more than offset by a modest change in the volatility of home loan mortgage banking income, due to changes in interest rates since year end, and changes in the composition of the MSR portfolio and related hedges and risk management instruments. This resulted in a net increase in sensitivity in the rising interest rate scenario.

        These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rate; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans, that result from changes in interest rates. Before the second quarter of 2004, an assumed level of gain from mortgage loans had been included as a component within the sensitivity model. Accordingly, the results of the January 1, 2004 net income simulation have been restated to conform to this change in methodology. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the general composition of MSR hedging and risk management instruments remains fairly constant and that mortgage and interest rate swap spreads remain constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. For all of these reasons, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Maturity and Repricing Information

        We use interest rate risk management contracts and available-for-sale and trading securities as tools to manage our interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and available-for-sale securities. Interest rate risk management contracts that are embedded within certain adjustable- and fixed-rate borrowings, while not accounted for as derivatives under Statement No. 133, have been included in the tables since they also function as interest rate risk management tools. Substantially all of the pay-fixed swaps, receive-fixed swaps and payor swaptions at December 31, 2004 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(112)
Contractual maturity		$16,013	$11,780	$1,433	$2,800	–	–	–
Weighted average pay rate		3.51%	3.08%	4.18%	5.01%	–	–	–
Weighted average receive rate		2.34%	2.39%	2.13%	2.24%	–	–	–
Receive-fixed swaps:	218
Contractual maturity		$19,930	$80	$1,000	$10,950	$850	$1,150	$5,900
Weighted average pay rate		2.53%	0.62%	2.29%	2.53%	2.46%	2.74%	2.55%
Weighted average receive rate		4.35%	5.41%	6.81%	3.53%	3.99%	4.25%	5.51%
Interest rate caps:	21
Contractual maturity		$26,075	$3,000	$19,875	$3,200	–	–	–
Weighted average strike rate		4.38%	3.30%	4.46%	4.91%	–	–	–
Interest rate corridors:	2
Contractual maturity		$2,585	$7	–	–	–	–	$2,578
Weighted average strike rate – long cap		9.80%	5.94%	–	–	–	–	9.81%
Weighted average strike rate – short cap		10.09%	7.44%	–	–	–	–	10.10%
Payor swaptions:	1
Contractual maturity (option)		$500	–	$500	–	–	–	–
Weighted average strike rate		5.30%	–	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	$500	–	–	–
Weighted average pay rate		–	–	–	5.30%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$1,070	$750	$320	–	–	–	–
Weighted average strike rate		3.87%	3.92%	3.75%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,070
Weighted average receive rate		–	–	–	–	–	–	3.87%

Total asset/liability risk management	$136	$66,173

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$28
Contractual maturity		$11,625	$11,625	–	–	–	–	–
Weighted average price		101.15	101.15	–	–	–	–	–
Forward sales commitments:	(48)
Contractual maturity		$31,488	$31,488	–	–	–	–	–
Weighted average price		101.02	101.02	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$18,530	$7,446	$5,914	$4,267	$628	$275	–
Weighted average price		96.30	96.75	96.19	95.83	95.48	95.13	–
Interest-rate corridor:	1
Contractual maturity		$3,439	–	–	–	$3,439	–	–
Weighted average strike rate – long cap		3.94%	–	–	–	3.94%	–	–
Weighted average strike rate – short cap		10.00%	–	–	–	10.00%	–	–
Mortgage put options:	4
Contractual maturity		$1,215	$1,215	–	–	–	–	–
Weighted average strike price		101.35	101.35	–	–	–	–	–
Pay-fixed swaps:	22
Contractual maturity		$9,371	$4,840	$3,280	$380	–	$233	$638
Weighted average pay rate		3.08%	2.79%	3.10%	3.33%	–	3.91%	4.68%
Weighted average receive rate		2.37%	2.40%	2.34%	2.30%	–	2.27%	2.38%
Receive-fixed swaps:	10
Contractual maturity		$1,335	–	$300	$400	–	–	$635
Weighted average pay rate		2.20%	–	2.05%	2.13%	–	–	2.32%
Weighted average receive rate		3.84%	–	2.19%	3.37%	–	–	4.91%
Payor swaptions:	1
Contractual maturity (option)		$6,040	$6,040	–	–	–	–	–
Weighted average strike rate		6.39%	6.39%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,040
Weighted average pay rate		–	–	–	–	–	–	6.39%

Total other mortgage banking risk management	$18	$83,043

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$24
Contractual maturity		$4,500	$3,000	$1,500	–	–	–	–
Weighted average pay rate		2.53%	2.37%	2.83%	–	–	–	–
Weighted average receive rate		2.50%	2.50%	2.49%	–	–	–	–
Receive-fixed swaps:	181
Contractual maturity		$10,310	–	$600	–	$255	$575	$8,880
Weighted average pay rate		2.31%	–	2.51%	–	2.04%	2.31%	2.30%
Weighted average receive rate		4.74%	–	3.36%	–	3.55%	3.74%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.11%	–	–	–	5.11%	–	–
Weighted average receive rate		5.22%	–	–	–	5.22%	–	–
Payor swaptions:	83
Contractual maturity (option)		$52,200	$49,150	$3,050	–	–	–	–
Weighted average strike rate		5.54%	5.56%	5.22%	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,950	$3,800	–	$43,450
Weighted average pay rate		–	–	–	4.21%	4.87%	–	5.75%
Written receive-fixed swaptions:	(3)
Contractual maturity (option)		$7,000	$7,000	–	–	–	–	–
Weighted average strike rate		3.44%	3.44%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	–	$6,000
Weighted average strike rate		–	–	–	2.77%	–	–	3.56%
Forward purchase commitments:	89
Contractual maturity		$41,912	$41,912	–	–	–	–	–
Weighted average price		99.83	99.83	–	–	–	–	–
Forward sales commitments:	(9)
Contractual maturity		$5,655	$5,655	–	–	–	–	–
Weighted average price		99.31	99.31	–	–	–	–	–

Total MSR risk management	$366	$121,677

Total interest rate risk management contracts	$520	$270,893

	December 31, 2004
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$2,137	$19	$2,156
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	–	–	3,512

Total MSR risk management securities			$5,668

(1)
Mortgage-backed securities mature after 2009.

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(745)
Contractual maturity		$21,090	$9,083	$3,230	$4,709	$3,700	$368	–
Weighted average pay rate		4.31%	3.97%	4.17%	4.39%	5.02%	5.70%	–
Weighted average receive rate		1.18%	1.17%	1.16%	1.22%	1.17%	1.15%	–
Receive-fixed swaps:	401
Contractual maturity		$6,440	$200	$180	$1,000	$750	$750	$3,560
Weighted average pay rate		1.41%	1.38%	0.29%	1.18%	3.43%	1.15%	1.16%
Weighted average receive rate		5.44%	6.75%	5.35%	6.81%	4.91%	3.71%	5.47%
Interest rate corridors:	–
Contractual maturity		$254	$191	$63	–	–	–	–
Weighted average strike rate – long cap		7.60%	8.14%	5.94%	–	–	–	–
Weighted average strike rate – short cap		8.98%	9.48%	7.44%	–	–	–	–
Embedded pay-fixed swaps:	(99)
Contractual maturity		$2,500	–	–	–	$2,500	–	–
Weighted average pay rate		4.09%	–	–	–	4.09%	–	–
Weighted average receive rate		1.16%	–	–	–	1.16%	–	–
Embedded caps:	–
Contractual maturity		$500	$500	–	–	–	–	–
Weighted average strike rate		7.75%	7.75%	–	–	–	–	–
Embedded payor swaptions(1):	–
Contractual maturity (option)		$500	$500	–	–	–	–	–
Weighted average strike rate		6.21%	6.21%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$500
Weighted average pay rate		–	–	–	–	–	–	6.21%

Total asset/liability risk management	$(443)	$31,284

(1)
Interest rate swaptions are only exercisable upon maturity

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$57
Contractual maturity		$12,132	$12,132	–	–	–	–	–
Weighted average price		100.47	100.47	–	–	–	–	–
Forward sales commitments:	(155)
Contractual maturity		$23,566	$23,566	–	–	–	–	–
Weighted average price		101.11	101.11	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$12,874	$1,851	$1,542	$2,255	$2,002	$5,224	–
Weighted average price		96.17	98.34	96.79	95.64	94.81	94.40	–
Mortgage put options:	–
Contractual maturity		$100	$100	–	–	–	–	–
Weighted average strike price		99.07	99.07	–	–	–	–	–
Pay-fixed swaps:	(3)
Contractual maturity		$804	–	$58	$36	–	$185	$525
Weighted average pay rate		4.13%	–	2.11%	2.20%	–	3.63%	4.66%
Weighted average receive rate		1.16%	–	1.17%	1.16%	–	1.17%	1.17%
Receive-fixed swaps:	44
Contractual maturity		$1,950	–	–	–	–	$250	$1,700
Weighted average pay rate		1.17%	–	–	–	–	1.17%	1.17%
Weighted average receive rate		4.79%	–	–	–	–	3.90%	4.92%
Floors(2):	1
Contractual maturity		$250	–	$250	–	–	–	–
Weighted average strike rate		1.56%	–	1.56%	–	–	–	–
Payor swaptions:	53
Contractual maturity (option)		$3,236	$1,050	$2,186	–	–	–	–
Weighted average strike rate		6.47%	5.94%	6.72%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$3,236
Weighted average pay rate		–	–	–	–	–	–	6.47%
Receiver swaptions:	8
Contractual maturity (option)		$300	$300	–	–	–	–	–
Weighted average strike rate		4.84%	4.84%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$300
Weighted average receive rate		–	–	–	–	–	–	4.84%

Total other mortgage banking risk management	$5	$55,212

(2)
These floors became effective during December 2003.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2003
	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007	2008	After 2008
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Receive-fixed swaps:	$201
Contractual maturity		$30,588	$243	$10,500	$500	$1,800	$4,135	$13,410
Weighted average pay rate		1.33%	1.16%	1.35%	1.66%	2.77%	1.17%	1.17%
Weighted average receive rate		3.78%	5.34%	2.19%	4.18%	4.27%	3.76%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	–	$100	–
Weighted average pay rate		5.24%	–	–	–	–	5.24%	–
Weighted average receive rate		5.41%	–	–	–	–	5.41%	–
Payor swaptions:	226
Contractual maturity (option)		$13,800	$2,800	$6,000	$5,000	–	–	–
Weighted average strike rate		7.12%	6.66%	7.32%	7.14%	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$13,800
Weighted average pay rate		–	–	–	–	–	–	7.12%
Forward purchase commitments:	241
Contractual maturity		$22,435	$22,435	–	–	–	–	–
Weighted average price		98.47	98.47	–	–	–	–	–
Forward sales commitments:	–
Contractual maturity		$1,500	$1,500	–	–	–	–	–
Weighted average price		98.96	98.96	–	–	–	–	–

Total MSR risk management	$669	$68,423

Total interest rate risk management contracts	$231	$154,919

	December 31, 2003
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities(1):
U.S. Government and agency	$486	$(14)	$472
Investment securities(1):
U.S. Government and agency	6,275	(156)	6,119

Total MSR risk management securities			$6,591

(1)
Mortgage-backed securities and investment securities mature after 2008.

    Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At December 31, 2004 and 2003, the gross positive fair value of the Company's derivative financial instruments was $861 million and $1.34 billion. The Company's master netting agreements at December 31, 2004 and 2003 reduced the Company's derivative counterparty credit risk by $258 million and $646 million. The Company's collateral against derivative financial instruments was $273 million and $323 million at December 31, 2004 and 2003. Accordingly, the Company's credit risk related to derivative financial instruments at December 31, 2004 and December 31, 2003 was $330 million and $375 million.

Operational Risk Management

        Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes and systems, or from external events, including loss related to legal, reputation, public policy and strategic risks. Operational risk can occur in any activity, function, or unit of the Company.

        Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures and monitoring tools for these risks. To help identify, assess and manage corporate-wide risks, we use corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Strategic Sourcing, and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

        As the management of operational risk continues to evolve into a distinct risk discipline, the Company's independent operational risk oversight function is working with the lines of business and corporate support functions to refine our existing corporate operational risk governance structure and framework. The objective of this effort is to achieve an integrated approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. This will further enhance our ability to aggregate and analyze operational risk data across business lines, processes and products, and improve communication of these risks to management and the Audit Committee of the Board of Directors.

Tax Contingency

        From 1981 through 1985, H.F. Ahmanson & Co. ("Ahmanson"), which was acquired by the Company in 1998, acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation ("FSLIC") assisted transactions. Ahmanson sold its branches and abandoned the branching rights it acquired in those states in years prior to December 31, 1998. The Company (as successor to Ahmanson) believes it is entitled to tax deductions at the time the branches were sold and the branching rights abandoned and has filed refund claims asserting its belief. The potential tax benefit related to the losses on branching rights approximated $200 million as of December 31, 2004. The Internal Revenue Service ("IRS") has disallowed the tax deduction on examination.

        In addition, the Company has filed refund claims with the IRS related to the deduction for supervisory goodwill due to new regulatory standards imposed by Congress. The potential benefit for the deduction of supervisory goodwill approximated $550 million as of December 31, 2004.

        No benefit has been recognized in our Consolidated Financial Statements for the items discussed above.

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

    Home Savings

        WMBFA and WMI are plaintiffs in the Home Savings goodwill litigation by succession to the rights and claims of Home Savings of America FSB ("Home Savings") and H.F. Ahmanson & Company (the parent company of Home Savings, "Ahmanson"), respectively, in connection with the merger of Ahmanson with and into WMI and the merger of Home with and into WMBFA. Plaintiffs have continued to pursue a favorable outcome in the lawsuit originally filed by Home Savings and Ahmanson in September 1992 against the U.S. Government for damages from the exclusion from regulatory capital of supervisory goodwill resulting from Home Savings' acquisitions of savings institutions in Florida, Missouri, Texas, Illinois, and Ohio, and of Century Federal Savings of New York, over the period from 1981 to 1985.

        In the Home Savings goodwill litigation, plaintiffs alleged breaches of contract as well as certain other claims. All claims other than the breach of contract claims have been dismissed by the U.S. Court of Federal Claims, and proceedings to adjudicate the breach of contract claims were bifurcated. In the first stage of the proceedings, which was concluded in May 2001, the U.S. Court of Federal Claims held the government to be liable in damages for the breaches of contract alleged by plaintiffs. The U.S. Court of Federal Claims found in favor of the government and determined that no enforceable contract was formed with respect to four state-insured savings institutions located in Ohio that were merged into Home Savings in 1985. In the second stage of the proceedings, the U.S. Court of Federal Claims sought to fix the amount of damages, if any, to which plaintiffs were entitled in compensation for the breaches of contract. After holding a three-week trial in February 2003, the court on September 3, 2003 entered judgment in favor of plaintiffs and awarded damages of approximately $134 million, which had not been recorded in the Company's financial statements as of December 31, 2004.

        The U.S. sought review of the trial court's judgment of both liability and damages by the U.S. Court of Appeals for the Federal Circuit. Plaintiffs sought review of the trial court's determination that no enforceable contract was formed with respect to the four state-insured thrifts in Ohio. On March 7, 2005, a panel of three Federal Circuit judges issued a unanimous opinion that affirmed the trial court's judgment of both liability and damages with respect to the federally insured thrifts and vacated the trial court's determination that no enforceable contract was formed with respect to the four state-insured thrifts in Ohio, remanding this claim to the trial court for further proceedings. The U.S. may seek en banc review of the three-judge opinion by all of the judges of the Federal Circuit. If the Federal Circuit denies a request by the U.S. for en banc review, the U.S. may seek review of the three-judge decision by the United States Supreme Court. If the Federal Circuit grants a request by the U.S. for en banc review, the U.S., or plaintiffs, or both may seek review of the en banc decision by the United States Supreme Court.

    American Savings Bank, F.A.

        In December 1992, American Savings Bank, Keystone Holdings, Inc. and certain related parties brought a lawsuit against the U.S. Government, alleging, among other things, that in connection with the acquisition of American Savings Bank they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone acquisition, we succeeded to all of the rights of American Savings Bank, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation.

        In connection with the Keystone acquisition, we placed 8 million shares of our common stock in escrow. As of December 19, 2002, as a result of stock splits, there were 18 million shares in the escrow. Under the escrow arrangement, upon our receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the escrow shares were to be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the FDIC as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund or its assigns. The number of escrow shares to be released was to be equal to the cash proceeds, reduced by certain tax and litigation-related costs and expenses, divided by $18.4944. The escrow would by its terms automatically expire on December 20, 2002, absent the occurrence of certain circumstances that would extend it.

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

    Bank United Corp.

        On October 4, 2004, the United States Supreme Court denied a petition for writ of certiorari filed by the Bank United Litigation Trust regarding a September 22, 2003 judgment. WMBFA's only interest in this litigation was reimbursement of litigation costs. As a result of the court proceedings we will receive partial reimbursement for litigation costs.

    Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the government. Dime Bancorp distributed a Litigation Tracking Warrant™ (an "LTW") for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMBFA and the Company. As a result of these mergers, we assumed the litigation against the government and the LTWs are now, when exercisable, exercisable for shares of our common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2004. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company's Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

        In a series of decisions issued in 2002, the Court of Federal Claims granted our summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the government's motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the government's motion for summary judgment with respect to the claim for the Company's lost profits, but granted the government's motion with respect to the Company's alternative claims for reliance damages and for the value of the lost supervisory goodwill. Trial on the lost profits claim is expected sometime in 2005.

Financial Statements and Supplementary Data

        For financial statements, see Index to Consolidated Financial Statements on page 72.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Other Information

        None.

PART III

        Items 10, 11, 12, 13 and 14 are incorporated by reference from our definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held April 19, 2005, except Item 12, "Equity Compensation Plans Information," which is disclosed below. Certain information regarding our executive officers is set forth in "Business – Executive Officers."

Equity Compensation Plans Information

        The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of December 31, 2004.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (in dollars)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,551,925		$33.79		34,670,001	(2)(3)(4)
Equity compensation plans not approved by security holders	6,969,516	(1)	36.48	(1)	3,575,806	(5)

Total	43,521,441		34.22		38,245,807

(1)
Represents WAMU Shares Stock Option Plan grants approved by the Company's Board of Directors. Does not include stock options that were assumed in connection with the Company's acquisition of certain companies. The assumed options are for the purchase of 2,080,622 shares of Common Stock and have a weighted-average exercise price of $17.73 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.
(2)
Includes 2,817,800 shares of Common Stock remaining available for purchase under the Company's Amended and Restated 2002 Employee Stock Purchase Plan and 31,852,201 shares of Common Stock remaining available for issuance under the 2003 Equity Incentive Plan ("2003 EIP").
(3)
The 2003 EIP provides that each of the Company's nonemployee directors may receive stock grants or awards at the recommendation of the Governance Committee. See Note 19 to the Consolidated Financial Statements – "Stock-Based Compensation Plans and Shareholder Rights Plans."
(4)
Under the Company's 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 19 to the Consolidated Financial Statements – "Stock-Based Compensation Plans and Shareholder Rights Plans."
(5)
Includes shares cancelled and available for issuance under the WAMU Shares Stock Option Plans.

Non-Shareholder Approved Plans

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

PART IV

Exhibits, Financial Statement Schedules

(a)
(1)   Financial Statements

  See Index to Consolidated Financial Statements on page 72.

  (2)
  Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)
Exhibits:

        The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2005.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman and Chief Executive Officer; Director (Principal Executive Officer)	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DOUGLAS P. BEIGHLE Douglas P. Beighle Director	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)
/s/ ANNE V. FARRELL Anne V. Farrell Director	/s/ WILLIAM G. REED, JR. William G. Reed, Jr. Director
/s/ STEPHEN E. FRANK Stephen E. Frank Director	/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders Director
/s/ PHILLIP D. MATTHEWS Phillip D. Matthews Director	/s/ WILLIAM D. SCHULTE William D. Schulte Director
/s/ MICHAEL K. MURPHY Michael K. Murphy Director	/s/ JAMES H. STEVER James H. Stever Director
/s/ MARGARET OSMER MCQUADE Margaret Osmer McQuade Director	/s/ WILLIS B. WOOD, JR. Willis B. Wood, Jr. Director
/s/ MARY E. PUGH Mary E. Pugh Director

Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        The management of Washington Mutual, Inc. and subsidiaries (the "Company") is responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements and all other information presented in this annual report. The Consolidated Financial Statements and the accompanying notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by Management.

        Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets and reliability of financial records. The Company's internal control structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management assessed the effectiveness of the Company's internal control over financial reporting, including safeguarding of assets and reliability of financial records as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting, including safeguarding of assets and reliability of financial records.

        The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the Company. The Audit Committee is responsible for the selection of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. In addition to reviewing the Company's financial reports, the Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee, with or without the presence of Management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 74.

By:	/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman and Chief Executive Officer of Washington Mutual, Inc.
/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer of Washington Mutual, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Washington Mutual, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated statements of financial condition of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 7, 2005, expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.

We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Seattle, Washington
March 7, 2005

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$1,472	$2,501	$1,921
Loans held in portfolio	8,825	7,668	8,671
Available-for-sale securities	764	1,738	2,951
Trading securities	151	84	39
Other interest and dividend income	138	172	273

Total interest income	11,350	12,163	13,855
Interest Expense
Deposits	2,043	2,165	2,661
Borrowings	2,191	2,369	3,065

Total interest expense	4,234	4,534	5,726

Net interest income	7,116	7,629	8,129
Provision for loan and lease losses	209	42	404

Net interest income after provision for loan and lease losses	6,907	7,587	7,725
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	1,950	2,273	2,237
Amortization of mortgage servicing rights	(2,521)	(3,269)	(2,616)
Net mortgage servicing rights valuation adjustments	(235)	712	(3,219)
Revaluation gain from derivatives	1,011	338	2,517
Net settlement income from certain interest-rate swaps	538	543	382
Gain from mortgage loans	649	1,250	1,375
Other home loan mortgage banking income (expense), net	(5)	127	31

Total home loan mortgage banking income	1,387	1,974	707
Depositor and other retail banking fees	1,999	1,818	1,634
Securities fees and commissions	426	395	362
Insurance income	226	188	155
Portfolio loan related income	401	439	349
Trading securities income	89	116	156
Gain from other available-for-sale securities	50	676	768
Gain (loss) on extinguishment of borrowings	(237)	(129)	282
Other income	271	373	56

Total noninterest income	4,612	5,850	4,469
Noninterest Expense
Compensation and benefits	3,428	3,304	2,813
Occupancy and equipment	1,659	1,592	1,136
Telecommunications and outsourced information services	479	554	507
Depositor and other retail banking losses	195	154	179
Advertising and promotion	276	278	234
Professional fees	158	267	201
Other expense	1,340	1,259	1,118

Total noninterest expense	7,535	7,408	6,188

Income from continuing operations before income taxes	3,984	6,029	6,006
Income taxes	1,505	2,236	2,217

Income from continuing operations, net of taxes	2,479	3,793	3,789

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(This table is continued from the previous page.)

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share amounts)
Discontinued Operations
Income (loss) from discontinued operations before income taxes	(32)	137	113
Gain on disposition of discontinued operations	676	–	–
Income taxes	245	50	41

Income from discontinued operations, net of taxes	399	87	72

Net Income	$2,878	$3,880	$3,861

Net Income Attributable to Common Stock	$2,878	$3,880	$3,856

Basic earnings per common share:
Income from continuing operations	$2.88	$4.20	$4.01
Income from discontinued operations, net	0.46	0.09	0.08

Net Income	3.34	4.29	4.09
Diluted earnings per common share:
Income from continuing operations	$2.81	$4.12	$3.94
Income from discontinued operations, net	0.45	0.09	0.08

Net Income	3.26	4.21	4.02
Dividends declared per common share	1.74	1.40	1.06
Basic weighted average number of common shares outstanding (in thousands)	862,215	903,666	943,905
Diluted weighted average number of common shares outstanding (in thousands)	884,050	921,757	960,152

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
	(dollars in millions)
Assets
Cash and cash equivalents	$4,455	$7,018
Federal funds sold and securities purchased under agreements to resell	82	19
Trading securities	5,588	1,381
Available-for-sale securities, total amortized cost of $19,047 and $36,858:
Mortgage-backed securities (including assets pledged of $5,716 and $3,642)	14,923	10,695
Investment securities (including assets pledged of $3,344 and $19,353)	4,296	26,012

Total available-for-sale securities	19,219	36,707
Loans held for sale	42,743	20,837
Loans held in portfolio	207,071	175,150
Allowance for loan and lease losses	(1,301)	(1,250)

Total loans held in portfolio, net of allowance for loan and lease losses	205,770	173,900
Investment in Federal Home Loan Banks	4,059	3,462
Mortgage servicing rights	5,906	6,354
Goodwill	6,196	6,196
Assets of discontinued operations	–	4,184
Other assets	13,900	15,120

Total assets	$307,918	$275,178

Liabilities
Deposits:
Noninterest-bearing deposits	$32,780	$29,968
Interest-bearing deposits	140,878	123,213

Total deposits	173,658	153,181
Federal funds purchased and commercial paper	4,045	2,011
Securities sold under agreements to repurchase	15,944	28,333
Advances from Federal Home Loan Banks	70,074	48,330
Other borrowings	18,498	15,483
Liabilities of discontinued operations	–	3,578
Other liabilities	4,473	4,520

Total liabilities	286,692	255,436
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 874,261,898 and 880,985,764 shares issued and outstanding	–	–
Capital surplus – common stock	3,350	3,682
Accumulated other comprehensive loss	(76)	(524)
Retained earnings	17,952	16,584

Total stockholders' equity	21,226	19,742

Total liabilities and stockholders' equity	$307,918	$275,178

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2001	873.1	$3,178	$(243)	$11,090	$14,025
Comprehensive income:
Net income – 2002	–	–	–	3,861	3,861
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	1,123	–	1,123
Net unrealized loss from cash flow hedging instruments	–	–	(703)	–	(703)
Minimum pension liability adjustment	–	–	(2)	–	(2)

Total comprehensive income					4,279
Cash dividends declared on common stock	–	–	–	(1,021)	(1,021)
Cash dividends declared on redeemable preferred stock	–	–	–	(5)	(5)
Common stock repurchased and retired	(38.0)	(1,303)	–	–	(1,303)
Common stock issued for acquisitions	96.4	3,672	–	–	3,672
Fair value of Dime stock options.	–	90	–	–	90
Common stock issued to redeem preferred stock	4.3	102	–	–	102
Common stock issued	8.2	222	–	–	222

BALANCE, December 31, 2002	944.0	5,961	175	13,925	20,061

Comprehensive income:
Net income – 2003	–	–	–	3,880	3,880
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(965)	–	(965)
Net unrealized gain from cash flow hedging instruments	–	–	270	–	270
Minimum pension liability adjustment	–	–	(4)	–	(4)

Total comprehensive income					3,181
Cash dividends declared on common stock	–	–	–	(1,274)	(1,274)
Cash dividends returned(1)	–	–	–	53	53
Common stock repurchased and retired	(65.9)	(2,699)	–	–	(2,699)
Common stock returned from escrow	(12.0)	–	–	–	–
Common stock issued	14.9	420	–	–	420

BALANCE, December 31, 2003	881.0	3,682	(524)	16,584	19,742

Comprehensive income:
Net income – 2004	–	–	–	2,878	2,878
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	198	–	198
Net unrealized gain from cash flow hedging instruments	–	–	256	–	256
Minimum pension liability adjustment	–	–	(6)	–	(6)

Total comprehensive income					3,326
Cash dividends declared on common stock	–	–	–	(1,510)	(1,510)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	9.4	380	–	–	380

BALANCE, December 31, 2004	874.3	$3,350	$(76)	$17,952	$21,226

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash Flows from Operating Activities
Net income	$2,878	$3,880	$3,861
Income from discontinued operations, net of taxes	(399)	(87)	(72)

Income from continuing operations	2,479	3,793	3,789
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities:
Provision for loan and lease losses	209	42	404
Gain from mortgage loans	(649)	(1,250)	(1,375)
Gain from available-for-sale securities	(52)	(996)	(802)
Revaluation gain from derivatives	(1,011)	(338)	(2,517)
Loss (gain) on extinguishment of borrowings	237	129	(282)
Depreciation and amortization	3,169	3,864	3,197
Provision for mortgage servicing rights impairment (reversal)	466	(712)	3,219
Stock dividends from Federal Home Loan Banks	(40)	(113)	(191)
Origination and purchases of loans held for sale, net of principal payments	(148,332)	(315,106)	(228,199)
Proceeds from sales of loans held for sale	127,429	323,570	220,856
Net increase in trading securities	(4,176)	(1,045)	(184)
Decrease (increase) in other assets	1,635	275	(511)
(Decrease) increase in other liabilities	(1,060)	(1,038)	2,457

Net cash (used) provided by operating activities	(19,696)	11,075	(139)
Cash Flows from Investing Activities
Purchases of securities	(5,586)	(41,052)	(54,197)
Proceeds from sales and maturities of mortgage-backed securities	2,149	12,740	8,929
Proceeds from sales and maturities of other available-for-sale securities	22,151	28,425	65,811
Principal payments on securities	3,306	9,422	9,056
Purchases of Federal Home Loan Bank stock	(1,742)	(336)	(4)
Redemption of Federal Home Loan Bank stock	1,185	719	798
Proceeds from sale of mortgage servicing rights	–	638	997
Origination and purchases of loans held in portfolio	(120,012)	(114,828)	(76,777)
Principal payments on loans held in portfolio	80,685	83,815	66,098
Proceeds from sales of loans held in portfolio	844	1,429	–
Proceeds from sales of foreclosed assets	453	479	333
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(63)	1,996	466
Net cash used for acquisitions	–	–	(3,185)
Purchases of premises and equipment, net	(585)	(1,053)	(1,030)
Proceeds from sale of real estate held for investment	–	149	–
Purchases of bank-owned life insurance	–	–	(600)
Proceeds from sale of discontinued operations, net of cash sold	1,223	–	–

Net cash (used) provided by investing activities	(15,992)	(17,457)	16,695

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Continued from the previous page.)

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash Flows from Financing Activities
Increase (decrease) increase in deposits	20,477	(2,335)	33,400
(Decrease) increase in short-term borrowings	(4,530)	17,440	(17,058)
Proceeds from long-term borrowings	5,664	10,761	34,672
Repayments of long-term borrowings	(8,234)	(13,087)	(44,184)
Proceeds from advances from Federal Home Loan Banks	89,837	91,973	35,827
Repayments of advances from Federal Home Loan Banks	(68,177)	(94,885)	(53,458)
Cash dividends paid on preferred and common stock	(1,510)	(1,274)	(1,026)
Cash dividends returned	–	68	–
Repurchase of common stock	(712)	(2,699)	(1,303)
Other	310	354	200

Net cash provided (used) by financing activities	33,125	6,316	(12,930)

(Decrease) increase in cash and cash equivalents	(2,563)	(66)	3,626
Cash and cash equivalents, beginning of year	7,018	7,084	3,458

Cash and cash equivalents, end of year	$4,455	$7,018	$7,084

Noncash Activities
Loans exchanged for mortgage-backed securities	$4,712	$2,854	$12,274
Real estate acquired through foreclosure	408	479	447
Cash Paid During the Year For
Interest on deposits	1,991	2,193	2,660
Interest on borrowings	2,186	2,427	2,960
Income taxes	2,593	2,829	3,201

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

    Basis of Presentation

        Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual" or the "Company") is a financial services company committed to serving consumers and small businesses. The Company accepts deposits from the general public, originates, purchases, services and sells home loans, makes consumer, home equity and commercial real estate loans (primarily loans secured by multi-family properties), and, to a lesser extent, engages in certain commercial banking activities such as providing credit facilities and cash management and deposit services. The Company originates, purchases from correspondents, sells and services loans to subprime borrowers through its specialty mortgage finance operations. The Company also markets annuities and other insurance products, offers securities brokerage services and acts as the investment advisor to, and the distributor of, mutual funds.

        The Consolidated Financial Statements include the accounts of Washington Mutual, Inc. and its majority-owned subsidiaries as well as those entities which are considered to be variable interest entities and for which the Company is the primary beneficiary. Investments in unconsolidated entities are accounted for using the equity method of accounting (e.g., if the Company has the ability to exercise significant influence over the operations of the investee and we hold more than 20% of the investee's voting common stock). Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other noninterest income. Certain reclassifications have been made to the 2003 and 2002 Consolidated Financial Statements to conform to the 2004 presentation. All intercompany transactions and balances have been eliminated.

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

    Available-for-Sale Securities

        Securities not classified as held to maturity or trading are considered to be available-for-sale and are reported at their fair value, with unrealized gains and losses calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Gains and losses realized on the sale of these securities are recorded in noninterest income. Securities are classified as held to maturity only if the Company has the positive intent and ability to hold those securities to maturity. Generally, securities are classified as trading securities if they are bought and held principally for the purpose of selling them in the near term, thus held for only a short period of time.

        The Company monitors its available-for-sale investment portfolio for impairment. The Company considers many factors in determining whether the impairment is deemed to be other-than-temporary, including but not limited to the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. Other-than-temporary declines in fair value are recognized in the income statement as losses from other available-for-sale securities.

    Loans Held for Sale

        Loans held for sale include loans originated or purchased from correspondent lenders that the Company intends to sell in the secondary market. The Company enters into various interest rate contracts to manage interest rate risk associated with loans held for sale. Loans held for sale are accounted for at the lower of cost or market value. For those loans that qualify for fair value hedge accounting under Statement of Financial Accounting Standards ("Statement") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the loans are recognized in earnings in the period of change together with the offsetting change in fair value related to the hedging derivative.

    Loans Held in Portfolio

        Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees, discounts and premiums are amortized, using the interest method, over the contractual term of the loan, adjusted for actual prepayments. As part of the Company's management of loans held in portfolio, the Company will occasionally transfer loans from held in portfolio to held for sale. Upon transfer, those loans are accounted for at the lower of cost or market value. If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a writedown of the loan's carrying value through the allowance for loan and lease losses.

    Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of incurred credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company's borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. The allowance provides for incurred losses that are inherent in the loan portfolio. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated.

        In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. However, the entire allowance (both the allocated component and the portion that remains unallocated) is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

        The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit and purchased subprime loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company's portfolio and other factors as well as industry historical loan loss data.

        Non-homogeneous loans (such as multi-family and non-residential real estate loans) are individually reviewed and assigned a risk grade. The loans are then categorized by their risk grade into pools with each pool having a pre-assigned loss factor commensurate with the applicable level of estimated risk. Loss factors are then multiplied by the unpaid principal balance of loans in each pool to determine the allocated allowance applicable to that pool.

        The Company also evaluates certain loans on an individual basis for impairment (as defined by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and records an allowance for impaired loans as appropriate. Such loans are excluded from other loan loss analyses so as to avoid double counting the loss exposure.

        The unallocated component of the allowance reflects management's assessment of various risk factors that are not adequately reflected in the models used to determine the allocated component of the allowance. These factors include general economic and business conditions specific to the key lending products and markets of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation.

        When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. The existence of some or all of the following conditions will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability to bring the loan current; the borrower has insufficient assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement.

        Consumer loans are entirely charged off when they are determined to be uncollectible or when they reach a predetermined number of days past due, depending upon the loan product type. Home loans secured by real estate, including home equity loans and lines of credit, are written down to the fair value of the underlying collateral (less projected cost to sell) when they are 180 days past due.

    Impaired Loans

        Loans, other than those included in homogeneous portfolios, are considered impaired when it is probable that the Company will be unable to collect all amounts past due, including interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan's effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, the Company evaluates various factors, such as occupancy and rental rates in the relevant real estate markets.

    Nonaccrual Loans

        Loans for which interest is not being accrued are referred to as loans on nonaccrual status. Loans are generally placed on nonaccrual status when they are 90 days past due. Additionally, loans in non-homogeneous portfolios, such as commercial real estate loans, are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed.

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

        When applying the principles of fair value or cash flow hedge accounting as prescribed by Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company uses standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133 criteria for a highly effective hedge accounting relationship.

        Risk management derivatives are used as economic hedges in which the Company either has not attempted to achieve, or has attempted but did not achieve, the highly effective hedge accounting standard under Statement No. 133. The changes in fair value of these instruments are recorded in revaluation gain (loss) from derivatives or gain (loss) from mortgage loans if the derivatives are home loan mortgage banking related, or are recorded in other income for derivatives related to other types of asset/liability interest rate risk management.

        The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlations between the hedging instruments and hedged items are assessed prior to and at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

        The Company discontinues hedge accounting when (1) it determines that the derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

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

        The Company occasionally enters into contracts that contain an embedded derivative instrument. At inception of the contract, the Company determines whether such an embedded derivative is required to be accounted for separately as a derivative. This is determined by assessing whether the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics of the host contract. Under Statement No. 133, an embedded derivative is required to be accounted for separately as a derivative if the embedded derivative instrument is determined not to be clearly and closely related to the host contract, the host contract is not currently measured at fair value with changes in fair value reported in earnings and the embedded derivative instrument separately would qualify as a derivative instrument. As of December 31, 2004, 2003 and 2002, all of the Company's embedded derivatives were considered clearly and closely related to the host contract and therefore were not required to be separated from their host contracts.

        When the Company securitizes loans, it may attach a derivative financial instrument to partly, but not excessively, counteract interest rate risk associated with those securities. It is the Company's general practice to sell its beneficial interests in such securities to parties other than itself, its affiliates, or its agents upon securitization and to forgo its rights, if any, to the cash flows that it is otherwise entitled to receive from the attached derivative.

        The Company enters into commitments to originate loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The Company also enters into commitments to purchase mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes generally qualify as derivatives. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, in other assets or other liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. The amount of the expected servicing rights is not included when determining the fair value of interest rate lock commitments that are derivatives. Both rate lock and purchase commitments expose the Company to interest rate risk. The Company manages that risk by entering into various interest rate derivative contracts. The changes in fair value of these contracts are reported in gain from mortgage loans.

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

        Quoted market prices, if available, are used to obtain fair values of senior, subordinated and residual interests. Generally, quoted market prices for subordinated and residual interests are not available; therefore, the Company estimates the fair values based upon the present value of the associated expected future cash flows. In determining the fair value of subordinated and residual interests, management is required to make assumptions about future prepayment rates, discount rates, expected credit losses, and other factors that impact the value of retained interests. See Note 6 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        The fair value of mortgage servicing rights ("MSR") is determined by reference to internally developed estimates of fair value primarily based on the following characteristics:

  •
  Product type (i.e., conventional, government, balloon)

  •
  Fixed or adjustable rate of interest

  •
  Interest rate

  •
  Term (i.e., 15 or 30 years)

        The Company records MSR when the expected future cash flows from servicing are projected to be more than adequate compensation for such services. Adequate compensation refers to the condition that exists when a mortgage servicer is able to make a level of profit that is considered reasonable by secondary market participants. The projected cash flows that exceed this adequate compensation level are capitalized as MSR.

        In evaluating for impairment, the Company stratifies its MSR based on the predominant characteristics of the underlying financial assets. The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic of the MSR. The Company has determined that three interest rate bands are adequate to create strata of loans that will have similar prepayment characteristics. Loans are also grouped according to other characteristics such as whether they have fixed or adjustable rates, whether they have been securitized through government-sponsored enterprises or in private transactions and whether or not they are loans to subprime borrowers, as discount rates, costs to service, and other important valuation factors differ according to those features.

        The following is a summary of the MSR strata used by the Company:

Loan Type	Rate Band
Adjustable	All loans
Government-sponsored enterprises	6.00% and below
Government-sponsored enterprises	6.01% to 7.49%
Government-sponsored enterprises	7.50% and above
Government	6.00% and below
Government	6.01% to 7.49%
Government	7.50% and above
Private	6.00% and below
Private	6.01% to 7.49%
Private	7.50% and above
Master servicing	All loans
Subprime	All loans
Multi-family	All loans

        The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. Applying fair value hedge accounting to the MSR allows for the changes in fair value of the hedging derivatives to be netted against the changes in fair value of the hedged MSR, to the extent the hedge relationship is determined to be highly effective. The portion of the MSR in which the hedging relationship is determined not to be highly effective, as well as the portion in which the Company did not attempt to achieve fair value hedge accounting treatment, is accounted for at the lower of cost or market value. Under lower of cost or market value accounting, impairment is recognized through a valuation allowance for each individual stratum. The valuation allowance is adjusted for impairment to reflect the amount, if any, by which the cost basis of the MSR for a given stratum exceeds its fair value. Unlike fair value hedge accounting, any fair value in excess of the cost basis of MSR for a given stratum is not recognized. Ineffectiveness from fair value hedge accounting adjustments applied to the MSR as well as any provision for impairment or reversal of such provision recognized on the MSR that are accounted for at the lower of cost or market value are reported as mortgage servicing rights valuation adjustments on the Consolidated Statements of Income.

        The Company records an other-than-temporary impairment of the MSR for any loss in value that is not expected to recover in the foreseeable future. The amount of the other-than-temporary impairment is determined by selecting an appropriate interest rate shock to estimate the amount of MSR fair value that might be expected to recover in the foreseeable future. To the extent that the gross carrying value of the MSR exceeds the estimated recoverable amount, that portion of the gross carrying value of MSR and the related portion of valuation reserve would be written off as other-than-temporary impairment.

        Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the value that the MSR could be sold for in the open market as of the valuation date. The most important assumptions used in the MSR valuation model are the anticipated rate of loan prepayments and discount rates. Other assumptions such as the cost to service the underlying loans, foreclosure costs and ancillary income are also used in determining the value of the MSR.

        All assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value estimates.

    Premises and Equipment

        Buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances in the business activities related to these assets indicate that such activities may not generate enough income to recover the asset's carrying value. Impairment is measured by the amount of which the carrying value exceeds its fair value.

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

    Stock-Based Compensation

        In accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a modified Black-Scholes model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma presentation of what the impact to the consolidated financial statements would be if these awards were accounted for on the fair value basis will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in 2005.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$2,878	$3,880	$3,856
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	68	56	28
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(113)	(127)	(87)

Pro forma net income attributable to common stock	$2,833	$3,809	$3,797

Net income per common share:
Basic:
As reported	$3.34	$4.29	$4.09
Pro forma	3.29	4.21	4.03
Diluted:
As reported	3.26	4.21	4.02
Pro forma	3.21	4.13	3.96

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

    Recently Issued Accounting Standards

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 does not permit the carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company does not expect the adoption of SOP 03-3 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153, Exchanges of Nonmonetary Assets. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and is not expected to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company is still in the process of evaluating the impact of Statement No. 123R which will be prospectively applied as of July 1, 2005. However, as the Company has already adopted Statement No. 148 and stock-based awards generally vest at the end of a three-year period, only those awards issued during 2002 that have not yet vested will be affected by Statement No. 123R. As such, the Company does not expect this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Note 2: Discontinued Operations

        During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, Washington Mutual Finance has been accounted for as a discontinued operation and the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements, unless otherwise noted. Likewise, the assets and liabilities of Washington Mutual Finance are presented under separate captions on the Consolidated Statements of Financial Condition. The results from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance.

        Results of operations for Washington Mutual Finance, excluding the gain recognized upon its sale, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Net interest income	$–	$433	$405
Provision for loan and lease losses	–	153	191
Noninterest income	–	24	63
Noninterest expense	32	167	164
Income tax expense (benefit)	(11)	50	41

Net income (loss)	$(21)	$87	$72

        Assets and liabilities of Washington Mutual Finance at December 31, 2003 have been reclassified to assets and liabilities of discontinued operations on the Consolidated Statements of Financial Condition, as follows:

December 31, 2003
(in millions)
Assets
Cash and cash equivalents	$64
Available-for-sale investment securities	130
Loans held in portfolio, net	3,847
Goodwill	57
Other assets	86

Total assets	$4,184

Liabilities
Commercial paper	$1,067
Other borrowings	2,431
Other liabilities	80

Total liabilities	$3,578

Note 3: Business Combinations

        The business combinations consummated by Washington Mutual, Inc., and its consolidated subsidiaries (the "Company"), during 2002 have been accounted for using the purchase method. Accordingly, the purchase price of each acquisition was first allocated to the tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the closing date of the transaction, with the excess purchase price over the fair values recorded as goodwill. Results of operations for the business combinations are included from the date of acquisition.

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

        In two transactions during 2002, the Company purchased for cash HomeSide Lending, Inc., the U.S. mortgage unit of National Australia Bank Limited. The aggregate purchase price of HomeSide was $2.45 billion. The acquisition of HomeSide added approximately $1 billion in loans held for sale, approximately $960 million in net MSR and approximately $130 billion to the Company's portfolio of loans serviced for others. The Company also acquired a proprietary loan servicing platform. In addition, the Company assumed $760 million in long-term debt and $750 million in other liabilities.

Note 4: Securities

        The amortized cost, unrealized gains, unrealized losses, and fair value of securities as of the dates indicated were as follows:

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$–	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728

Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	–	(18)	976
Agency	2,796	36	(4)	2,828
Other debt securities	373	18	–	391
Equity securities	95	7	(1)	101

Total investment securities	4,258	61	(23)	4,296

Total available-for-sale securities	$19,047	$221	$(49)	$19,219

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$117	$–	$–	$117
Agency	8,570	140	(26)	8,684
Private issue	1,849	46	(1)	1,894

Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government	18,950	–	(294)	18,656
Agency	7,000	5	(46)	6,959
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135

Total investment securities	26,322	33	(343)	26,012

Total available-for-sale securities	$36,858	$219	$(370)	$36,707

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$4	$–	$–	$4
Agency	19,645	583	(5)	20,223
Private issue	7,940	216	(8)	8,148

Total mortgage-backed securities	27,589	799	(13)	28,375
Investment securities:
U.S. Government	4,499	169	(4)	4,664
Agency	10,047	411	–	10,458
Other debt securities	259	14	–	273
Equity securities	134	3	(2)	135

Total investment securities	14,939	597	(6)	15,530

Total available-for-sale securities	$42,528	$1,396	$(19)	$43,905

        The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	December 31, 2004
	Less than 12 months		12 months or greater			Total
	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$(25)	$5,275	$–		$–	$(25)	$5,275
Private issue	(1)	782	–	(1)	5	(1)	787

Total mortgage-backed securities	(26)	6,057	–		5	(26)	6,062
Investment securities:
U.S. Government and agency	(22)	1,505	–		–	(22)	1,505
Other debt securities	–	46	–		–	–	46
Equity securities	(1)	4	–		–	(1)	4

Total investment securities securities	(23)	1,555	–		–	(23)	1,555

Total available-for-sale securities	$(49)	$7,612	$–		$5	$(49)	$7,617

(1)
Amount of unrealized loss rounds to zero.

        The realized gross gains and losses of securities as of the dates indicated were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Available-for-sale securities
Realized gross gains	$251	$1,171	$1,424
Realized gross losses	(199)	(175)	(622)

Realized net gain	$52	$996	$802

        Fair value of debt securities by contractual maturity was as follows:

	December 31, 2004
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
	(dollars in millions)
Available-for-sale debt securities
Mortgage-backed securities(2):
U.S. Government and agency	$13,195	4.01%	$40	4.48%	$30	3.94%	$14	5.29%	$13,111	4.01%
Private issue	1,728	4.14	–	–	2	2.23	17	2.03	1,709	4.16

Total mortgage-backed securities	14,923	4.03	40	4.48	32	3.83	31	3.65	14,820	4.03
Investment securities:
U.S. Government and agency	3,804	4.81	26	1.63	915	5.18	2,863	4.72	–	–
Other debt securities	391	5.71	2	5.45	23	4.65	102	4.95	264	6.12

Total investment securities	4,195	4.89	28	1.90	938	5.17	2,965	4.72	264	6.12

Total fair value of debt securities	$19,118	4.22	$68	3.42	$970	5.12	$2,996	4.71	$15,084	4.06

(1)
Weighted average yield at end of year is based on the amortized cost of the securities. The weighted average yield excludes principal-only strips.
(2)
Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

        At December 31, 2004 the Company had pledged available-for-sale securities having a fair value of $9.06 billion and an amortized cost of $9.00 billion, which are subject to certain agreements that may allow the secured party to either sell or rehypothecate the securities. In addition, the Company pledged securities with a fair value of $1.22 billion and an amortized cost of $1.20 billion under agreements whereby the secured party does not have the right to sell or repledge the securities. At December 31, 2004, the Company has accepted as collateral, with rights to repledge, securities with a fair value of $139 million.

        At December 31, 2004, there were no securities of any single issuer, other than agency securities, which exceeded 10% of stockholders' equity.

Note 5: Loans and Allowance for Loan and Lease Losses

        Loans held in portfolio consisted of the following:

	December 31,
	2004	2003
	(in millions)
Loans secured by real estate:
Home	$109,991	$100,043
Purchased subprime	19,143	12,973

Total home loans	129,134	113,016
Home equity loans and lines of credit	43,650	27,647
Home construction(1)	2,344	2,220
Multi-family(2)	22,282	20,324
Other real estate(3)	5,664	6,649

Total loans secured by real estate	203,074	169,856
Consumer	792	1,028
Commercial business	3,205	4,266

Total loans held in portfolio(4)	$207,071	$175,150

(1)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.
(2)
Includes multi-family construction balances of $333 million in 2004 and $325 million in 2003.
(3)
Includes other commercial real estate construction balances of $277 million in 2004 and $382 million in 2003.
(4)
Includes net unamortized deferred loan origination costs of $1.25 billion at December 31, 2004 and $1.01 billion at December 31, 2003.

        The recorded investment in impaired loans and the related allowance were as follows:

	December 31,
	2004	2003
	(in millions)
With allowances	$55	$107
Without allowances	601	758

	$656	$865

Allowance for impaired loans	$16	$16

        The average balance of impaired loans and the related interest income recognized were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Average balance of impaired loans	$820	$1,193	$1,248
Interest income recognized	35	57	67

        Loans totaling $111.10 billion and $79.44 billion at December 31, 2004 and 2003 were pledged to secure advances from FHLBs.

        Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Balance, beginning of year	$1,250	$1,503	$1,278
Allowance acquired through business combinations	–	–	148
Other	(23)	14	(79)
Provision for loan and lease losses(1)	209	42	404

	1,436	1,559	1,751
Loans charged off:
Loans secured by real estate:
Home	(39)	(65)	(52)
Purchased subprime	(39)	(39)	(33)

Total home loan charge-offs	(78)	(104)	(85)
Home equity loans and lines of credit	(22)	(14)	(14)
Home construction(2)	(1)	(2)	(1)
Multi-family	(2)	(5)	(1)
Other real estate	(11)	(97)	(60)

Total loans secured by real estate	(114)	(222)	(161)
Consumer	(53)	(69)	(70)
Commercial business	(21)	(79)	(73)

Total loans charged off	(188)	(370)	(304)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	10	2
Purchased subprime	3	3	–

Total home loan recoveries	3	13	2
Home equity loans and lines of credit	4	1	1
Multi-family	3	1	1
Other real estate	10	17	12

Total loans secured by real estate	20	32	16
Consumer	19	15	13
Commercial business	14	14	27

Total recoveries of loans previously charged off	53	61	56

Net charge-offs	(135)	(309)	(248)

Balance, end of year	$1,301	$1,250	$1,503

(1)
Includes a $202 million reversal of provision for loan and lease losses recorded in the fourth quarter of 2003.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        The total amount of loans held in portfolio which were 90 days or more contractually past due and still accruing interest was $85 million and $46 million at December 31, 2004 and 2003.

        The total amount of nonaccrual loans held in portfolio at December 31, 2004 and 2003 was $1.53 billion and $1.63 billion. The total amount of nonaccrual loans held for sale at December 31, 2004 and 2003 was $76 million and $66 million.

Note 6: Mortgage Banking Activities

    Securitization of Assets

        During 2004, 2003 and 2002, the Company sold mortgage loans and retained servicing responsibilities as well as senior and subordinated interest. During 2003 and 2002, the Company sold servicing rights in securitization transactions. The Company receives annual servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced and also the right to cash flows remaining after the investors in the securitization trusts have received their contractual payments. The allocated carrying values of loans securitized and sold during the years ended December 31, 2004, 2003 and 2002 were $92.23 billion, $252.39 billion and $165.02 billion. Investors and securitization trusts have recourse of $1.37 billion, $1.66 billion and $501 million to the Company for loans securitized and sold during the years ended December 31, 2004, 2003 and 2002. The Company realized pretax gains of $734 million, $2.32 billion and $1.57 billion on these securitizations for 2004, 2003 and 2002. During 2004, 2003 and 2002, the Company sold $774 million, $9.00 billion and $516 million allocated carrying value of loans securitized in prior years and recorded pretax gains of $28 million, $272 million and $6 million from these sales.

        Key economic assumptions used in measuring the value of retained interests (excluding MSR) resulting from securitizations completed during the years ended December 31, 2004, 2003 and 2002, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government- Sponsored Enterprise	Privately Issued
Year Ended December 31, 2004
Constant prepayment rate(1)	17.43%	–
Expected weighted-average life (in years)	5.6	–
Discount rate(2)	4.90%	–
Year Ended December 31, 2003(3)
Constant prepayment rate(1)	–	–
Expected weighted-average life (in years)	–	–
Discount rate(2)	–	–
Year Ended December 31, 2002
Constant prepayment rate(1)	35.84%	24.26%
Expected weighted-average life (in years)	5.3	3.3
Discount rate(2)	6.29%	3.87%

(1)
Represents the expected lifetime average.
(2)
Represents the return on U.S. Treasury instruments of a particular duration plus an estimate of the incremental rate of return over those instruments demanded by investors taking into consideration the additional risks (e.g., credit or liquidity) associated with a particular security.
(3)
The Company did not acquire retained interests resulting from securitizations completed in 2003.

        Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. As of December 31, 2004, static pool losses for all privately issued securitization interests that were valued using specific credit loss assumptions were not material.

        At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	December 31, 2004
	Fixed-Rate Mortgage Loans	Adjustable-Rate Mortgage Loans
	Government- Sponsored Enterprise	Privately Issued
	(dollars in millions)
Fair value of retained interests	$644	$885
Expected weighted-average life (in years)	3.1	2.7
Constant prepayment rate(1)	30.49%	29.85%
Impact on fair value of 25% decrease	$6	$(1)
Impact on fair value of 50% decrease	15	(1)
Impact on fair value of 50% increase	(6)	2
Impact on fair value of 100% increase	(10)	4
Discount rate	4.30%	3.12%
Impact on fair value of 10% decrease	$6	$7
Impact on fair value of 25% decrease	13	18
Impact on fair value of 25% increase	(17)	(17)
Impact on fair value of 50% increase	(35)	(33)

(1)
Represents the expected lifetime average.

        Key economic assumptions used in measuring the value of all capitalized MSR created during the years ended December 31, 2004, 2003 and 2002, from securitizations recorded as sales, securitizations entirely retained, and loan sales with retained servicing, were as follows:

	Fixed-Rate Mortgage Loans
			Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise
		Privately Issued		Specialty Home Loans
			All Types
	(rates per annum)
Year Ended December 31, 2004
Constant prepayment rate(1)	15.75%	22.43%	25.71%	28.01%
Discount rate	8.56	9.64	9.78	19.72
Year Ended December 31, 2003
Constant prepayment rate(1)	18.64	29.46	30.66	38.39
Discount rate	8.34	9.23	9.53	19.41
Year Ended December 31, 2002
Constant prepayment rate(1)	14.75	26.00	28.25	40.00
Discount rate	9.00	10.25	11.50	14.25

(1)
Represents the expected lifetime average.

        At December 31, 2004, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	December 31, 2004
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans
			Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise
		Privately Issued
			All Types
	(dollars in millions)
Fair value of home loan MSR	$3,902	$640	$1,098
Expected weighted-average life (in years)	3.7	3.7	3.2
Constant prepayment rate(1)	19.60%	20.97%	28.91%
Impact on fair value of 25% decrease	$756	$148	$254
Impact on fair value of 50% decrease	1,812	357	637
Impact on fair value of 25% increase	(565)	(110)	(182)
Impact on fair value of 50% increase	(1,002)	(194)	(320)
Discounted cash flow rate	8.25%	9.79%	9.60%
Impact on fair value of 25% decrease	$264	$49	$61
Impact on fair value of 50% decrease	573	108	131
Impact on fair value of 25% increase	(227)	(41)	(53)
Impact on fair value of 50% increase	(426)	(77)	(100)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company's determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how MSR impairment is measured.

        The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Proceeds from new securitization sales	$93,528	$263,978	$167,106
Principal and interest received on retained interests	1,154	2,353	1,925
Servicing fees received(1)	1,971	2,296	1,822
Loan repurchases(1)(2)	(4,376)	(8,014)	(6,837)

(1)
Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained and whole loan sales.
(2)
During 2004, 2003 and 2002, loan repurchases include $3.42 billion $6.99 billion and $3.26 billion related to GNMA early buy out repurchases.

        The tables below present quantitative information about securitized financial assets and other assets managed together with them (excludes securitized assets that an entity continues to service but with which it has no other obligation) and includes the related total principal balance outstanding, delinquencies, which are those loans on nonaccrual status, and net credit losses.

	December 31, 2004		Year Ended December 31, 2004
	Unpaid Principal Balance	Principal Amount of Loans on Nonaccrual Status(1)	Net Credit Losses
	(in millions)
Mortgage loans	$195,068	$905	$41
Specialty home loans	18,876	1,123	230

Total loans managed	$213,944	$2,028	$271

Consisting of:
Loans sold, including securitizations	$26,216
Loans held for sale and held in portfolio	183,217
Loans securitized and retained	4,511

Total loans managed	$213,944

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

    Loan Servicing

        Home loan mortgage banking income consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Loan servicing income (expense):
Loan servicing fees	$1,950	$2,273	$2,237
Amortization of MSR	(2,521)	(3,269)	(2,616)
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	699	–	–
Statement No. 133 fair value hedging adjustments(1)	(468)	–	–

MSR net ineffectiveness under Statement No. 133	231	–	–
MSR lower of cost or market adjustment	(466)	712	(3,219)

Net MSR valuation adjustments	(235)	712	(3,219)
Other, net(2)	(279)	(592)	(271)

Net loan servicing expense	(1,085)	(876)	(3,869)
Revaluation gain from derivatives	1,011	338	2,517
Net settlement income from certain interest-rate swaps	538	543	382
Gain from mortgage loans	649	1,250	1,375
Loan related income	272	399	268
Gain from sale of originated mortgage-backed securities	2	320	34

Total home loan mortgage banking income	$1,387	$1,974	$707

(1)
Represents changes in fair value of derivatives designated as MSR fair value hedges.
(2)
Includes loan pool expenses, which represent the shortfall of what is remitted to investors compared to what is collected from the borrowers.

        Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Balance, beginning of year	$6,354	$5,341	$6,241
Home loans:
Additions through acquisitions	–	–	1,888
Other additions	1,834	4,203	4,031
Amortization	(2,521)	(3,269)	(2,616)
(Impairment) reversal	(466)	712	(3,219)
Statement No. 133 MSR accounting valuation adjustments	699	–	–
Sales	–	(638)	(997)
Net change in commercial real estate MSR	6	5	13

Balance, end of year(1)	$5,906	$6,354	$5,341

(1)
At December 31, 2004, 2003 and 2002, aggregate MSR fair value was $5.91 billion, $6.39 billion and $5.38 billion.

        Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Balance, beginning of year	$2,435	$4,521	$1,714
Impairment (reversal)	466	(712)	3,219
Other-than-temporary impairment	(895)	(1,115)	–
Sales	–	(259)	(412)
Other	(25)	–	–

Balance, end of year	$1,981	$2,435	$4,521

        At December 31, 2004, the expected weighted average life of the Company's MSR was 3.6 years. Projected amortization expense for the gross carrying value of MSR at December 31, 2004 is estimated to be as follows (in millions):

2005	$1,954
2006	1,349
2007	968
2008	735
2009	568
After 2009	2,313

Gross carrying value of MSR	7,887
Less: valuation allowance	(1,981)

Net carrying value of MSR	$5,906

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of 2004. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

        Changes in the portfolio of loans serviced for others were as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Balance, beginning of year	$582,669	$604,504
Home loans:
Additions	133,127	342,871
Sales	–	(3,155)
Loan payments and other	(178,010)	(362,319)
Net change in commercial real estate loans serviced for others	2,606	768

Balance, end of year	$540,392	$582,669

Note 7: Goodwill and Other Intangible Assets

        The Company performs an impairment assessment in the third quarter of each year or more frequently if circumstances necessitate. During the third quarter of 2004 and 2003, the Company performed its annual impairment test and concluded there was no impairment to the book value of the Company's goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of 2005.

        Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, by reporting unit were as follows:

	Year Ended December 31, 2004
	Retail Banking and Financial Services Group	Mortgage Banking Group	Commercial Group	Total
	(in millions)
Balance at January 1, 2004	$3,799	$1,524	$873	$6,196
Other	(4)	4	–	–

Balance at December 31, 2004	$3,795	$1,528	$873	$6,196

	Year Ended December 31, 2003
	Retail Banking and Financial Services Group	Mortgage Banking Group	Commercial Group	Total
	(in millions)
Balance at January 1, 2003	$3,811	$1,528	$874	$6,213
Adjustments related to the acquisition of Dime Bancorp, Inc.	(12)	(4)	(1)	(17)

Balance at December 31, 2003	$3,799	$1,524	$873	$6,196

        During the first quarter of 2003, the Company decreased goodwill associated with the Dime acquisition by $17 million due to a fair value adjustment of certain available-for-sale securities.

        At December 31, 2004 and 2003, the Company's core deposit intangible balances were $195 million and $251 million, net of accumulated amortization of $438 million and $382 million. The Company has no identifiable intangible assets with indefinite useful lives.

        Amortization expense for the net carrying amount of the core deposit intangibles at December 31, 2004 is estimated to be approximately $50 million over each of the next four years.

Note 8: Other Assets

        Other assets consisted of the following:

	Year Ended December 31,
	2004	2003
	(in millions)
Premises and equipment	$3,140	$3,286
Investment in bank-owned life insurance	2,678	2,582
Accrued interest receivable	1,428	1,558
Foreclosed assets	261	311
Other intangible assets	195	251
Derivatives	893	1,457
Accounts receivable	3,917	4,309
Other	1,388	1,366

Total other assets	$13,900	$15,120

        Depreciation expense for 2004, 2003 and 2002 was $564 million, $492 million and $355 million.

        The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2036. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $508 million, $458 million and $348 million in 2004, 2003 and 2002.

        Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings
	(in millions)
Year ending December 31,
2005	$334	$117	$7
2006	306	59	6
2007	252	32	6
2008	215	4	6
2009	173	–	6
Thereafter	548	–	32

Total	$1,828	$212	$63

        Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

Note 9: Deposits

        Deposits consisted of the following:

	Year Ended December 31,
	2004	2003
	(in millions)
Checking deposits:
Noninterest bearing	$31,363	$27,906
Interest bearing	51,265	68,318

Total checking deposits	82,628	96,224
Savings deposits	28,035	11,029
Money market deposits	16,515	17,971
Time deposits:
Due within one year	35,634	18,474
After one year but within two years	5,031	4,111
After two but within three years	3,007	2,218
After three but within four years	983	1,593
After four but within five years	1,116	844
After five years	709	717

Total time deposits	46,480	27,957

Total deposits	$173,658	$153,181

        Accrued but unpaid interest on deposits totaled $79 million and $27 million at December 31, 2004 and 2003.

        Time deposit accounts in amounts of $100,000 or more totaled $9.18 billion and $6.92 billion at December 31, 2004 and 2003. At December 31, 2004, $2.03 billion of these deposits mature within three months, $1.95 billion mature in more than three but less than six months, $1.51 billion mature in more than six months but less than one year, and $3.69 billion mature after one year.

Note 10: Securities Sold Under Agreements to Repurchase

        Scheduled maturities of securities sold under agreements to repurchase ("repurchase agreements") were as follows:

	December 31,
	2004	2003
	(in millions)
Due within 30 days	$8,702	$15,060
After 30 but within 90 days	–	1,469
After 90 but within 180 days	2,140	–
After 180 days but within one year	2,710	250
After one year	2,392	11,554

Total repurchase agreements	$15,944	$28,333

        Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Weighted average interest rate, end of year	2.36%	1.23%	2.13%
Weighted average interest rate during the year	2.26	2.44	2.31
Average balance of repurchase agreements	$16,660	$22,318	$34,830
Maximum amount outstanding at any month end	24,432	30,052	58,504

        The total interest expense on repurchase agreements was $377 million, $545 million and $804 million for the years ended December 31, 2004, 2003 and 2002.

        At December 31, 2004 there were no interest rate derivative contracts embedded in repurchase agreements.

Note 11: Advances from Federal Home Loan Bank

        As members of the Federal Home Loan Banks of San Francisco and/or Seattle, Washington Mutual Bank, FA ("WMBFA"), Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb") maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances on these lines are collateralized in the aggregate by certain mortgages or deeds of trust, by securities of the U.S. Government and its agencies, and by all owned stock of the FHLBs. The maximum amount of credit, which the FHLBs will extend for purposes other than meeting withdrawals, varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending on maturity and the cost of funds of the particular FHLB.

        On January 1, 2005, WMB merged into WMBFA, and all advances from the Seattle FHLB were assumed by WMBfsb, a subsidiary of WMBFA.

        Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs.

        Scheduled maturities of advances from FHLBs were as follows:

	December 31,
	2004		2003
	Amount	Ranges of Interest Rates	Amount	Ranges of Interest Rates
	(dollars in millions)
Due within one year	$37,083	1.15 – 7.45%	$37,017	1.08 – 8.65%
After one but within two years	27,471	1.97 – 5.32	3,216	1.10 – 7.45
After two but within three years	3,835	1.96 – 6.60	4,211	1.11 – 5.32
After three but within four years	801	2.01 – 6.93	3,160	1.10 – 6.60
After four but within five years	599	1.78 – 8.27	486	1.10 – 6.93
After five years	285	2.80 – 8.57	240	2.80 – 8.57

Total advances from FHLBs	$70,074		$48,330

        Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2004	2003	2002
	(dollars in millions)
Weighted average interest rate, end of year	2.21%	1.28%	1.91%
Weighted average interest rate during the year	2.16	2.62	2.82
Average balance of advances from FHLBs	$58,622	$49,441	$59,369
Maximum amount outstanding at any month end	70,074	61,323	66,103

        The total interest expense on advances from FHLBs was $1,268 million, $1,296 million and $1,676 million for the years ended December 31, 2004, 2003 and 2002.

Note 12: Other Borrowings

        Other borrowings consisted of the following:

	December 31,
	2004		2003
	Amount	Interest Rate(s)	Amount	Interest Rate(s)
	(dollars in millions)
Washington Mutual, Inc. (Parent)
Senior notes(1)(2):
Fixed rate:
Due in 2005	$400	2.40 – 7.25%	$399	2.40 – 7.25%
Due in 2006	1,052	7.50	1,103	7.50
Due in 2007	998	5.63	996	5.63
Due in 2008	747	4.38	758	4.38
Due in 2009	988	4.00	995	4.00
Due in 2010	594	4.20	–	–
Floating rate:
Due in 2005	400	Various	399	Various
Due in 2010	249	Various	–	–
Subordinated notes(1)(2):
Fixed rate:
Due in 2004	–	–	125	7.88
Due in 2007	224	8.88	233	8.88
Due in 2010	582	8.25	600	8.25
Due in 2014	716	4.63	–	–
Due in 2026	149	8.36	149	8.36
Due in 2027	938	8.21 – 9.33	900	8.21 – 9.33
Due in 2041	734	5.38	734	5.38

Total Washington Mutual, Inc. (Parent)	8,771		7,391

(This table is continued on the next page.)

(1)
Inclusive of capitalized issuance costs and Statement No. 133 hedge adjustments.
(2)
Maturities listed are based on contractual terms and do not include redemption or call dates.

(This table is continued from previous page.)

	December 31,
	2004		2003
	Amount	Interest Rate(s)	Amount	Interest Rate(s)
	(dollars in millions)
Washington Mutual Bank, FA and Subsidiaries
Senior notes(1)(2):
Fixed rate:
Due in 2004	–	–	206	6.75
Floating rate:
Due in 2004	–	–	1,350	Various
Due in 2006	824	Various	823	Various
Subordinated notes(1)(2):
Fixed rate:
Due in 2004	–	–	125	6.50
Due in 2006	100	6.63	100	6.63
Due in 2009	152	8.00	157	8.00
Due in 2011	1,100	6.88	1,114	6.88
Due in 2013	748	5.50	742	5.50
Due in 2014	1,029	5.65	–	–
Due in 2015	983	5.13	–	–
Floating rate:
Due in 2015	498	Various	–	–
Other	297	–	595	–

Total Washington Mutual Bank, FA and subsidiaries	5,731		5,212

Other Consolidated Subsidiaries
Senior notes(1)(2):
Fixed rate:
Due in 2004	–	–	50	4.57
Floating rate:
Due in 2004	–	–	100	Various
Secured lines of credit:
Floating rate:
Due in 2004	–	–	2,717	Various
Due in 2005	3,991	Various	–	–
Other	5	–	13	–

Total other consolidated subsidiaries	3,996		2,880

Total other borrowings	$18,498		$15,483

(1)
Inclusive of capitalized issuance costs and Statement No. 133 hedge adjustments.
(2)
Maturities listed are based on contractual terms and do not include redemption or call dates.

        The Company has shelf registration statements under which the Company may issue debt securities, preferred stock and depositary shares. At December 31, 2004, $3.75 billion was available for issuance.

        At December 31, 2004, the Company had a Global Bank Note Program under which the Company can issue senior and subordinated notes totaling $20 billion, of which $17.50 billion was available for issuance as of that date. As a result of the merger of WMB into WMBFA on January 1, 2005, a $5 billion credit facility that was issuable by WMB under this program is no longer available.

        At December 31, 2004, the Company had unused secured borrowing lines totaling $530 million with the Federal Reserve Bank discount window.

        At December 31, 2004, the Company, through Long Beach Mortgage, had revolving credit facilities with non-affiliated lenders totaling $7 billion, with a remaining availability of $3 billion.

        Washington Mutual, Inc. entered into a three-year revolving credit facility totaling $800 million which provides back-up for certain commercial paper programs as well as funds for general corporate purposes. At December 31, 2004, the entire amount was available under this facility for general corporate use.

Note 13: Income Taxes

        Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Current:
Federal	$1,475	$1,417	$3,043
State and local	254	256	386
Payments in lieu	32	32	38

Total current	1,761	1,705	3,467
Deferred:
Federal	(113)	504	(1,042)
State and local	(111)	55	(168)
Payments in lieu	(32)	(28)	(40)

Total deferred	(256)	531	(1,250)

Total income taxes	$1,505	$2,236	$2,217

        The Company's retained earnings at December 31, 2004 and 2003 include base year bad debt reserves which amounted to approximately $2.22 billion, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at December 31, 2004 and 2003 is approximately $777 million. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeem their stock, or (3) liquidate.

        The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the "IRS") is currently examining the Company's federal income tax returns for the years 1998 through 2003 and federal income tax returns for certain acquired subsidiaries for periods prior to acquisition.  In 2003, the IRS examination of the Company's federal income tax returns for the years 1994 through 1997 was settled with no significant impact on the Company's financial position or results of operations.

        The significant components of the Company's net deferred tax asset (liability) were as follows:

	December 31,
	2004	2003
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$489	$665
Mortgage servicing rights, net of valuation reserves	226	861
Loan fees and costs	479	–
Net operating loss carryforwards	133	197
Accruals and compensation differences	232	223
State and local taxes	–	11
Unrealized loss from securities and cash flow hedging instruments	33	325
Other	500	424

Total deferred tax assets	2,092	2,706
Payments in lieu	(39)	(72)
Valuation allowance	(65)	(111)

Deferred tax asset, net of payments in lieu and valuation allowance	1,988	2,523
Deferred tax liabilities:
Stock dividends from FHLBs	(623)	(700)
Loan fees and costs	–	(532)
Basis difference on premises and equipment	(684)	(541)
Other	(78)	(67)

Total deferred tax liabilities	(1,385)	(1,840)

Net deferred tax asset	$603	$683

        The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $65 million at December 31, 2004 and $111 million at December 31, 2003 relates to the realizability of deferred tax assets from certain acquisitions by the Company.

        As a result of the Keystone acquisition, the Company and certain of its affiliates are parties to an agreement (the "Assistance Agreement") with a predecessor of the Federal Deposit Insurance Corporation ("FDIC"), which generally provides that 75% of the federal tax savings and approximately 19.5% of the California tax savings (as computed in accordance with the Assistance Agreement), attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund ("Resolution Fund"). These amounts are considered payments in lieu. The FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

        Federal and state income tax net operating loss carryforwards due to expire under current law during the years indicated were as follows:

	December 31, 2004
	Federal	State
	(in millions)
Expiring in:
2005	$124	$100
2006	15	–
2008	23	–

Total	$162	$100

        Reconciliations between income taxes computed at statutory rates and income taxes included in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2004		2003		2002
	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income	Amount	As a Percentage of Pretax Income
	(dollars in millions)
Income taxes computed at statutory rates	$1,394	35.00%	$2,110	35.00%	$2,102	35.00%
Tax effect of:
State income tax, net of federal tax benefit	93	2.33	202	3.35	142	2.36
Other	18	0.45	(76)	(1.26)	(27)	(0.45)

Total	$1,505	37.78	$2,236	37.09	$2,217	36.91

Note 14: Commitments, Guarantees and Contingencies

    Commitments

        Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. At December 31, 2004 and 2003 unfunded commitments to extend credit totaled $70.56 billion and $52.64 billion, which excluded $379 million reported as part of discontinued operations at December 31, 2003. The Company reserved $38 million and $33 million as of December 31, 2004 and 2003 to cover its loss exposure to unfunded commitments.

        In order to meet the needs of its customers, the Company also issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004 and 2003, outstanding letters of credit issued by Washington Mutual totaled $602 million and $597 million, which included $11 million and $1 million in participations sold to other institutions.

    Guarantees

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2004 and December 31, 2003, the amount of loans sold without recourse totaled $533.51 billion and $578.71 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has accrued $148 million as of December 31, 2004 and $112 million as of December 31, 2003 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At December 31, 2004, the Company is the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the Company provided funding to the trust per the Company's obligations under subordinated debentures, but the trust then failed to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.23 billion as of December 31, 2004 and $2.20 billion as of December 31, 2003. No liability has been recorded as the Company does not expect it will be required to perform under this guarantee.

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

        The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit from the future results of this litigation and no benefit has been recorded as of December 31, 2004.

Note 15: Trust Preferred Securities

        The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Washington Mutual, Inc. Prior to FIN 46, these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46, the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, on the Company's Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the trusts have been supplanted by the junior subordinated deferrable interest debentures issued to the trusts by Washington Mutual, Inc. Financial data pertaining to the previously consolidated special purpose trusts at December 31, 2004 and 2003 were as follows:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	$300	$9	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital Trust I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Capital Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006
Dime Capital Trust I	200	6	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007

Total trust preferred securities	$2,200	$67	$2,267		6.87

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

        The initial warrant exercise price was $32.33 and the warrant exercise price on the expiration date of the warrants will equal $50. As of December 31, 2004, the warrant exercise price was $32.56.

Note 16: Earnings Per Share

        Information used to calculate earnings per share was as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Weighted average shares
Basic weighted average number of common shares outstanding	862,215	903,666	943,905
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,414	9,411	8,626
Premium Income Equity SecuritiesSM(1)	–	–	951
Trust Preferred Income Equity Redeemable SecuritiesSM	9,421	8,680	6,670

Diluted weighted average number of common shares outstanding	884,050	921,757	960,152

(1)
Redeemed on August 16, 2002.

        For the years ended December 31, 2004, 2003 and 2002, options to purchase an additional 1,530,631, 9,831,974 and, 13,789,940 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At December 31, 2004, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

Note 17: Comprehensive Income

        The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
2002
Unrealized gain from securities:
Net unrealized gain from securities available-for-sale arising during the year(1)	$2,548	$966	$1,582
Reclassification of net gain from securities available-for-sale included in net income	(730)	(277)	(453)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(9)	(3)	(6)

Net unrealized gain from securities, net of reclassification adjustments	1,809	686	1,123
Net unrealized loss from cash flow hedging instruments	(1,133)	(430)	(703)
Minimum pension liability adjustment	(3)	(1)	(2)

Other comprehensive income	$673	$255	$418

2003
Unrealized loss from securities:
Net unrealized loss from securities available-for-sale arising during the year(1)	$(567)	$(218)	$(349)
Reclassification of net gain from securities available-for-sale included in net income	(995)	(383)	(612)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(2)	(4)

Net unrealized loss from securities, net of reclassification adjustments	(1,568)	(603)	(965)
Net unrealized gain from cash flow hedging instruments	439	169	270
Minimum pension liability adjustment	(7)	(3)	(4)

Other comprehensive loss	$(1,136)	$(437)	$(699)

2004
Unrealized gain from securities:
Net unrealized gain from securities available-for-sale arising during the year	$386	$149	$237
Reclassification of net gain from securities available-for-sale included in net income	(57)	(22)	(35)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(7)	(3)	(4)

Net unrealized gain from securities, net of reclassification adjustments	322	124	198
Net unrealized gain from cash flow hedging instruments	415	159	256
Minimum pension liability adjustment	(10)	(4)	(6)

Other comprehensive income	$727	$279	$448

(1)
Includes net unrealized (loss) gain from securities available-for-sale arising during the year from discontinued operations, net of tax, of ($1) million for the years ended December 31, 2003 and 2002.

        The following table presents accumulated other comprehensive income (loss) balances:

	Net Unrealized Gain (Loss) from Securities(1)	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2002	$866	$(700)	$15	$(6)	$175
Net change	(961)	270	(4)	(4)	(699)

Balance, December 31, 2003	(95)	(430)	11	(10)	(524)
Net change	202	256	(4)	(6)	448

Balance, December 31, 2004	$107	$(174)	$7	$(16)	$(76)

(1)
Includes net unrealized gain from securities from discontinued operations of $1 million at December 31, 2003 and $2 million at December 31, 2002.

Note 18: Regulatory Capital Requirements and Dividend Restrictions

        Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary depository banking institutions is subject to Office of Thrift Supervision ("OTS") capital requirements. WMB was subject to FDIC capital requirements prior to December 31, 2004. On January 1, 2005, WMB merged into WMBFA and ceased to exist; consequently, the Company no longer owns a state savings bank that is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington and by the FDIC.

        The capital adequacy requirements are quantitative measures established by regulation that require WMBFA, WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC required WMB to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires WMBFA and WMBfsb to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets.

        Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution (that is not in the most highly-rated category) is required to have a leverage ratio of core capital to adjusted total assets of at least 4.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a total risk-based ratio of at least 8.00%. In addition, the Company's federal savings associations are required to have a tangible capital ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

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

        The regulatory capital ratios calculated for WMBFA, WMB and WMBfsb, along with the capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2004
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMBFA
Total risk-based capital to total risk-weighted assets	$20,698	11.68%	$14,174	8.00%		$17,718	10.00%
Adjusted tier 1 capital to total risk-weighted assets	14,392	8.12	7,087	4.00		10,631	6.00
Tier 1 capital to adjusted total assets (leverage)	14,530	5.46	10,635	4.00	(1)	13,294	5.00
Tangible capital to tangible assets (tangible equity)	14,530	5.46	3,988	1.50		n/a	n/a
WMB
Total risk-based capital to total risk-weighted assets	2,233	12.35	1,447	8.00		1,809	10.00
Adjusted tier 1 capital to total risk-weighted assets	1,974	10.92	723	4.00		1,085	6.00
Tier 1 capital to adjusted total assets (leverage)	1,988	7.44	1,069	4.00	(1)	1,336	5.00
Tangible capital to tangible assets (tangible equity)	1,988	7.44	401	1.50		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	27,029	393.56	549	8.00		687	10.00
Adjusted tier 1 capital to total risk-weighted assets	27,027	393.52	275	4.00		412	6.00
Tier 1 capital to adjusted total assets (leverage)	27,055	93.67	1,155	4.00	(1)	1,444	5.00
Tangible capital to tangible assets (tangible equity)	27,055	93.67	433	1.50		n/a	n/a

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

        WMBFA, WMB and WMBfsb met all capital adequacy requirements as of December 31, 2004 to which they were subject. Additionally, as of the most recent notifications from the FDIC (for WMB) and the OTS (for WMBFA and WMBfsb), the FDIC and OTS individually categorized WMBFA, WMB and WMBfsb as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well-capitalized status of WMBFA, WMB and WMBfsb.

        Washington Mutual, Inc.'s principal sources of funds are cash dividends received from its banking and other subsidiaries, investment income and borrowings. Washington Mutual, Inc.'s ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to Washington Mutual, Inc. Federal law limits the ability of a depository institution, such as WMBFA or WMBfsb, to pay dividends or make other capital distributions.

        OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions. WMBFA and WMBfsb must file notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

        The Company's retained earnings at December 31, 2004 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends in excess of current earnings may be limited.

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

        In 2004 and 2003, 2,088,806 and 2,912,134 restricted shares were granted under the 2003 EIP with a weighted-average grant-date per share fair value of $42.83 and $40.88. As of December 31, 2004 and December 31, 2003, there were 3,831,627 and 2,886,818 restricted shares outstanding. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $112 million at December 31, 2004 and $104 million at December 31, 2003. Restricted stock and stock units accrue or pay dividends. All canceled or forfeited shares become available for future grants.

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

        The total compensation expense recognized for the 2003 EIP was $97 million in 2004 and $18 million in 2003.

    1994 Stock Option Plan

        On April 19, 1994, the Company's shareholders approved the adoption of the 1994 Stock Option Plan, which was subsequently amended and restated as of February 15, 2000. Under the 1994 Plan, options to purchase common stock of Washington Mutual were granted to officers, directors, consultants and advisors of the Company. The 1994 Plan was generally similar to a plan adopted in 1983 that was terminated according to its terms in 1993; however the 1994 Plan did not affect the terms of any options granted under the 1983 plan. All options granted under the 1983 plan have been exercised. Under the 1994 Plan, the exercise price of the option was equal to the fair market value of Washington Mutual's common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company's shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000. The 1994 Plan was replaced on April 15, 2003 with the 2003 EIP. The total compensation expense recognized for the 1994 Plan resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was $1 million in 2004 and $11 million in 2003.

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

        The following table presents the status, and changes, of all plans at December 31, 2004, 2003 and 2002 during the years then ended:

	1983 Stock Option Plan		1994 Stock Option Plan		WAMU Shares Stock Option Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2001	303,750	$8.06	31,501,037	$27.38	5,797,609	$30.80
Granted	–	–	11,391,440	36.12	9,487,266	37.13
Exercised	(178,875)	6.78	(1,735,344)	20.97	(869,324)	25.47
Forfeited	–	–	(1,078,605)	30.51	(1,356,493)	33.18

Outstanding at December 31, 2002	124,875	9.89	40,078,528	30.06	13,059,058	35.54
Granted	–	–	105,093	35.08	22,088	36.53
Exercised	(124,875)	9.89	(6,489,335)	25.12	(1,410,483)	29.82
Forfeited	–	–	(1,281,776)	33.47	(1,494,478)	36.49

Outstanding at December 31, 2003	–	–	32,412,510	30.94	10,176,185	36.20
Granted	–	–	–	–	–	–
Exercised	–	–	(5,411,077)	29.30	(1,238,526)	34.33
Forfeited	–	–	(1,580,577)	34.50	(1,968,143)	36.38

Outstanding at December 31, 2004	–	–	25,420,856	31.06	6,969,516	36.48

Outstanding options exercisable as of:
December 31, 2002	124,875	9.89	19,202,089	25.77	711,192	21.92
December 31, 2003	–	–	22,259,329	29.29	3,684,178	34.43
December 31, 2004	–	–	22,644,707	30.43	5,769,967	36.47
	Acquired Plans		2003 Equity Incentive Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,759,971	$14.80	–	–
Granted	6,535,804	19.77	–	–
Exercised	(4,690,606)	18.79	–	–
Forfeited	(22,750)	23.31	–	–

Outstanding at December 31, 2002	4,582,419	17.65	–	–
Granted	–	–	9,919,629	$39.54
Exercised	(1,813,815)	17.55	(2,375)	39.50
Forfeited	(124,276)	21.79	(39,192)	39.78

Outstanding at December 31, 2003	2,644,328	17.52	9,878,062	39.54
Granted	–	–	2,800,198	41.93
Exercised	(549,750)	16.62	(45,288)	39.49
Forfeited	(13,956)	21.64	(1,501,903)	40.31

Outstanding at December 31, 2004	2,080,622	17.73	11,131,069	40.04

Outstanding options exercisable as of:
December 31, 2002	4,578,675	17.64	–	–
December 31, 2003	2,642,456	17.51	–	–
December 31, 2004	2,080,622	17.73	3,109,932	39.57

        The fair value of the options granted under the Company's stock options plans was estimated on the date of the grant using the modified Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Per share fair value of options granted:
1994 Stock Option Plan	–	$10.28	$10.02
WAMU Shares Stock Option Plan	–	9.53	8.33
2003 Equity Incentive Plan	$8.99	9.72	–
Dividend yield	2.41 – 2.80%	2.53 – 3.50%	2.71 – 3.00%
Expected volatility	27.11 – 30.41	30.41 – 35.02	30.92 – 35.30
Risk free interest rate	2.33 – 4.16	2.45 – 3.60	2.25 – 5.15
Expected life	4 – 7 years	4 – 7.5 years	2.75 – 7.5 years

        Financial data pertaining to outstanding stock options were as follows:

	December 31, 2004
Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Years	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
1994 Stock Option Plan
$ 8.97 – $21.42	2,696,256	3.79	$16.28	2,696,256	$16.28
21.92 – 29.94	2,700,106	3.54	25.26	2,699,272	25.26
30.73 – 33.96	11,051,818	6.39	31.86	11,026,575	31.85
34.00 – 41.36	8,972,676	7.49	36.27	6,222,604	36.28
WAMU Shares Stock Option Plan
$34.00	1,261,275	1.11	34.00	1,261,275	34.00
36.53	3,491,317	7.74	36.53	2,291,768	36.53
37.81	2,216,924	2.65	37.81	2,216,924	37.81
Acquired Plans
$ 6.47 – $14.80	720,606	1.85	10.07	720,606	10.07
15.13 – 23.72	829,531	2.89	19.23	829,531	19.23
24.05 – 33.90	530,485	4.46	25.80	530,485	25.80
2003 Equity Incentive Plan
$37.05 – $40.67	9,601,772	8.82	39.56	3,073,313	39.52
41.35 – 46.35	1,529,297	9.17	43.05	36,619	43.31

Total	45,602,063		33.47	33,605,228	31.53

    Employee Stock Purchase Plan

        The Employee Stock Purchase Plan ("ESPP") was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period. The Company pays for the program's administrative expenses. The plan is open to all employees who are at least 18 years old and work at least 20 hours per week. Participation is through payroll deductions with a maximum annual contribution of 10% of each employee's eligible cash compensation. Under the ESPP, dividends are automatically reinvested. The Company sold 537,210 shares,

1,144,025 shares and 613,480 shares to employees in 2004, 2003 and 2002. The total compensation expense recognized for the ESPP resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was zero in 2004 and $11 million in 2003.

    Equity Incentive Plan

        The Equity Incentive Plan (previously named the Restricted Stock Plan) permitted grants of restricted stock, and awards denominated in units of stock ("performance units"), with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The Equity Incentive Plan was replaced on April 15, 2003 by the 2003 EIP; therefore, the 2003 balances represent restricted stock and awards granted under the Equity Incentive Plan during the period January 1, 2003 to April 14, 2003. The 2003 EIP does not affect the terms of any shares granted under the Equity Incentive Plan. In 2003 and 2002, 59,953 and 878,186 restricted shares were granted with a weighted-average grant-date per share fair value of $34.51 and $34.20. As of December 31, 2004, 2003 and 2002, there were 263,456, 720,347 and 1,410,871 restricted shares outstanding. Restricted stock and units of stock accrue dividends. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders' equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $3 million at December 31, 2004, $14 million at December 31, 2003 and $29 million at December 31, 2002.

        The total compensation expense recognized for the Equity Incentive Plan was $11 million in 2004, $52 million in 2003 and $41 million in 2002.

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

        With the Company's acquisition of Dime, it assumed approximately 6.5 million options to purchase Dime common stock, which were converted into options to purchase Washington Mutual common stock. As of December 31, 2004, approximately 5.8 million of the options assumed were exercised leaving 700,000 options remaining to be exercised.

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

    Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies, has assumed responsibility for a number of nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, supplemental retirement plans for certain officers and multiple outside directors' retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans and outside directors' retirement plans are generally based on years of service.

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

        Washington Mutual uses December 31 as the measurement date for a majority of its plans.

        Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,283	$129	$68	$1,104	$128	$78
Interest cost	84	8	4	73	8	4
Service cost	80	2	1	56	–	1
Plan participants' contributions	–	–	5	–	–	–
Medicare Part D subsidy	–	–	(1)	–	–	–
Amendments	110	9	–	–	–	(2)
Actuarial loss (gain)	(38)	1	(3)	130	10	(8)
Curtailment gain	(22)	–	–	–	–	–
Benefits paid	(74)	(11)	(9)	(80)	(17)	(5)

Benefit obligation, end of year(1)	1,423	138	65	1,283	129	68

Change in plan assets
Fair value of plan assets, beginning of year	1,307	–	–	1,062	–	–
Actual return on plan assets	117	–	–	240	–	–
Employer contributions	109	11	4	85	17	5
Plan participants' contributions	–	–	5	–	–	–
Benefits paid	(74)	(11)	(9)	(80)	(17)	(5)

Fair value of plan assets, end of year	1,459	–	–	1,307	–	–

Funded status	36	(138)	(65)	24	(129)	(68)
Unrecognized net actuarial loss (gain)	288	26	(15)	392	26	(11)
Unrecognized prior service cost (credit)	85	8	(6)	(7)	–	(7)
Remaining unamortized, unrecognized net obligation	–	–	6	–	–	6

Net amount recognized	$409	$(104)	$(80)	$409	$(103)	$(80)

(1)
The Pension Plan and Nonqualified Defined Benefit Plans benefit obligation represents the projected benefit obligation. The accumulated benefit obligation for the Pension Plan and Nonqualified Defined Benefit Plans was $1,200 million and $132 million at December 31, 2004 and $1,157 million and $129 million at December 31, 2003. The Other Postretirement Benefit Plans benefit obligation represents the accumulated benefit obligation.

        Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Prepaid benefit cost	$409	$–	$–	$409	$–	$–
Accrued benefit cost	–	(104)	(80)	–	(103)	(80)
Additional minimum liability	–	(28)	–	–	(26)	–
Intangible asset	–	2	–	–	–	–
Other comprehensive income	–	26	–	–	26	–

Net amount recognized	$409	$(104)	$(80)	$409	$(103)	$(80)

        The accumulated benefit obligation for all defined benefit plans was $1,397 million and $1,354 million at December 31, 2004 and 2003.

        Additional information due to the benefit obligation in excess of or (less than) plan assets:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Projected benefit obligation	$(36)	$138	$65	$(24)	$129	$68
Accumulated benefit obligation	(259)	132	65	(150)	129	68

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$84	$8	$4	$73	$8	$4
Service cost	80	2	1	56	–	1
Expected return on plan assets	(100)	–	–	(83)	–	–
Amortization of prior service cost (credit)	8	1	(1)	(5)	–	(1)
Amortization of net (gain) loss	–	–	1	(1)	–	1
Recognized net actuarial loss (gain)	26	1	–	28	1	(1)

Net periodic benefit cost	$98	$12	$5	$68	$9	$4

	Year Ended December 31,
	2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$67	$9	$5
Service cost	47	–	1
Expected return on plan assets	(71)	–	–
Curtailment gain	–	–	(5)
Amortization of prior service credit	(5)	–	(1)
Amortization of net loss	–	–	1
Recognized net actuarial loss	8	–	–

Net periodic benefit cost	$46	$9	$1

        Additional information for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans was as follows:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$1	n/a	$–	$10	n/a
	Year Ended December 31,
	2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$6	n/a

        Weighted-average assumptions used to determine benefit obligations for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	5.90%	5.90%	5.90%	6.00%	6.00%	6.00%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a

        Weighted-average assumptions used to determine net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2004			2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.00%	6.00%	6.00%	6.50%	6.50%	6.50%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a	8.00	n/a	n/a

	Year Ended December 31,
	2002
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	7.25%	7.25%	7.25%
Rate of compensation increase	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a

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

        The Pension Plan's weighted-average asset allocation at December 31, 2004 and 2003 by asset category was as follows:

	Pension Plan Assets at December 31,(1)
	2004	2003
Asset Category
Fixed income securities	33%	27%
Cash and equivalents	14	9
Domestic equities:
Large cap	34	46
Small/mid cap	7	8
International equities	12	10

Total	100%	100%

(1)
The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans had no plan assets at December 31, 2004 and 2003.

        The total portfolio will be managed on a balanced basis, with the primary asset categories to include: domestic large capitalization equities, domestic small/mid capitalization equities, fixed income securities (primarily U.S.), and international equity investments.

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

        Given the investment objectives of the Pension Plan and the Plan Investment Committee's risk tolerance, the Committee has set the following "target" asset allocation percentages:

	Target	Minimum	Maximum
Fixed income securities and cash equivalents	35%	28%	42%
Domestic equities	43	39	47
International equities	12	11	13
Alternative investments	10	–	15

        It is anticipated that the overall allocation will stay within the target ranges noted above.

        The Pension Plan assets include Washington Mutual, Inc.'s common stock and fixed income securities of $9 million, or 0.61% of total plan assets, and $10 million, or 0.80% of total plan assets at December 31, 2004 and 2003.

        Washington Mutual expects to contribute $104 million, $11 million and $7 million to the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans in 2005.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
2005	$84	$11	$7
2006	89	10	6
2007	96	12	6
2008	103	16	6
2009	107	10	6
2010 – 2014	628	59	25

        Assumed health care cost trend rates were as follows:

	Year Ended December 31,
	2004	2003	2002
Health care cost trend rate assumed for next year	14.00%	14.00%	14.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2013	2013	2012

        Assumed health care cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit Plans. A 1% change in assumed health care cost trend rates would not have a material impact on the service and interest cost or postretirement benefit obligation.

    Account Balance Plans

        WaMu Savings Plan.    The Company sponsors a defined contribution plan for all eligible employees that allows participants to make contributions by salary deduction equal to 50% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. Prior to January 1, 2004, the Company's matching contributions and any profit sharing contributions made to employees vested based on years of service. Company contributions made on or after January 1, 2004, vest immediately.

        Company contributions to savings plans were $64 million, $114 million and $90 million in 2004, 2003 and 2002.

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

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Postage	$232	$220	$192
Loan expense	199	253	211

Note 21: Derivative Financial Instruments

        The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net income. These instruments include interest rate swaps, caps and floors, option contracts, financial futures and forward settlement agreements. From time to time, interest rate derivative instruments may be embedded within certain adjustable- and fixed-rate borrowings. Swaps are agreements between two parties to exchange cash flows of different types based on notional amounts. Caps and floors are agreements in which payments are made when a reference rate falls above or below the strike rate. Option contracts give the option buyer the right, but not the obligation, to buy or sell a financial asset at the exercise price within a specified time period. Financial futures and forward settlements allow the contract holder to buy or sell a quantity of a financial instrument at a predetermined price and date. Settlements of derivative financial instruments affecting net income are recorded as operating activities within the Consolidated Statements of Cash Flows.

    Fair value hedges

        The risk of holding assets or liabilities that have a fixed element (price, rate or index) creates exposure to changes in fair value due to changes in interest rates. As part of its asset/liability management activities, the Company holds certain investment securities and fixed-rate borrowings. The Company uses pay-fixed and receive-fixed swaps to synthetically convert these instruments to floating rate and reduce the risk of interest rate changes impacting fair value. The fair values of these derivatives are reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest income or interest expense. For the years ended December 31, 2004, 2003 and 2002, the amounts recognized in earnings due to hedge ineffectiveness of the fair value hedges of investment securities and borrowings were immaterial.

        The Company enters into a combination of derivatives to manage changes in fair value of its MSR. The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. These derivatives include interest rate swaps, swaptions, floors and forward purchase commitments. The fair value of these derivatives, which qualify for fair value hedge accounting treatment, is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in net mortgage servicing rights valuation adjustments. For the year ended December 31, 2004, the amount recognized in earnings due to hedge ineffectiveness of the fair value hedges of MSR was $231 million.

        The Company also mitigates the interest rate risks associated with fixed-rate mortgage-backed securities with interest rate swap agreements where the Company pays a fixed rate of interest (pay-fixed swaps) and swaptions where the Company will enter into pay-fixed swaps if the swaptions are exercised. These pay-fixed swaps and swaptions are accounted for as fair value hedges of mortgage-backed securities. The fair value of these interest rate swaps and swaptions is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the year ended December 31, 2004, the amount the Company recognized in earnings due to hedge ineffectiveness of fair value hedges of mortgage-backed securities was immaterial, as compared with a net loss of $3 million in 2003. The Company did not have any fair value hedges of mortgage-backed securities in 2002.

        Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale predominantly by entering into forward sales agreements and, to a lesser extent, interest rate swaps, swaptions and interest rate futures contracts. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of derivative instruments for which hedge accounting treatment was not achieved are reported in revaluation gain/loss from derivatives. For the years ended December 31, 2004, 2003 and 2002, the Company recognized net losses of $65 million, $125 million and $184 million in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale.

        The Company also originates fixed-rate multi-family and commercial real estate loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the Company enters into interest rate swap agreements where the Company pays a fixed rate of interest. These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the year ended December 31, 2004, the amount recognized in earnings due to hedge ineffectiveness of fair value hedges of multi-family and commercial real estate loans held for sale was $11 million. For the years ended December 31, 2003 and 2002, the amounts recognized in earnings due to hedge ineffectiveness were immaterial.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

    Cash flow hedges

        The risk of holding assets and liabilities that have a variable element (price, cost or interest rate) creates exposure to the variability or uncertainty of future cash flows due to changes in interest rates. As part of its asset/liability management activities, the Company holds certain adjustable-rate loans and borrowings. The Company uses pay-fixed swaps to synthetically convert these instruments to fixed rate and reduce the variability or uncertainty of future cash flows due to changes in interest rates. The fair values of these derivatives are reported in other assets and other liabilities and the effective portion of the derivative's gain or loss is recorded in other comprehensive income. For hedges against adjustable-rate loans and borrowings, amounts reported in accumulated other comprehensive income are subsequently reclassified to interest income or expense during the same period in which the hedged item affects earnings.

        The Company will also enter into cash flow hedges to hedge the forecasted sale of a portfolio of fixed-rate multi-family and non-residential loans using interest rate swaps. The fair values of these derivatives are also reported in other assets and other liabilities. For the hedges against the forecasted sale of loans, amounts recorded in accumulated other comprehensive income are subsequently reclassified into other noninterest income during the same period in which the hedged item affects earnings.

        For the years ended December 31, 2004, 2003 and 2002, the Company recognized net losses of zero, $5 million and $3 million in earnings due to hedge ineffectiveness of cash flow hedges.

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

        As of December 31, 2004, accumulated other comprehensive income included $82 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities and the forecasted sale of a portfolio of fixed-rate multi-family and non-residential loans that are expected to be reclassified into earnings during the next twelve months, as compared to $299 million and $397 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges at December 31, 2003 and 2002.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

    Risk management derivatives

        In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as of April 1, 2004 to most of its MSR. During 2003 and 2002, the Company did not attempt to achieve hedge accounting treatment under Statement No. 133 for these derivatives. These derivatives include interest rate swaps, swaptions, floors and forward purchase commitments. The fair value of these derivatives, for which we either did not achieve or did not attempt to achieve fair value hedge accounting treatment, is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain from derivatives.

        Occasionally, the Company utilizes derivative instruments for asset/liability interest rate risk management which do not qualify for hedge accounting treatment. These risk management derivatives include interest rate swaps, swaptions, caps and corridors. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in other noninterest income.

        The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. As of December 31, 2004 and 2003, all of the Company's embedded derivatives are considered clearly and closely related to the host contract and are not required to be separated from their host contracts.

    Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net". At December 31, 2004 and 2003, the gross positive fair value of the Company's derivative financial instruments used for risk management purposes was $861 million and $1.34 billion. The Company's master netting agreements at December 31, 2004 and 2003 reduced the Company's derivative counterparty credit risk by $258 million and $646 million. The Company's collateral against derivative financial instruments was $273 million and $323 million at December 31, 2004 and 2003. Accordingly, the Company's credit risk related to derivative financial instruments at December 31, 2004 and 2003 was $330 million and $375 million.

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

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2004 and 2003:

        Federal funds sold and securities purchased under agreements to resell – The carrying amount represented fair value. Federal funds sold and securities purchased under resale agreements are investments of high liquidity and have characteristics similar to cash.

        Available-for-sale securities – Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis, using an option-adjusted cash flow valuation methodology.

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

        Other financial liabilities – These liabilities include federal funds purchased, commercial paper, repurchase agreements, advances from FHLBs and other borrowings. These were valued using an option- adjusted cash flow methodology. The discount rate for the respective financial liabilities was derived from the rate currently offered on similar borrowings. If a quoted market price was not available, fair value was estimated using an internal analysis based on the market prices of similar instruments.

        Derivative financial instruments – The carrying value of these financial instruments represents their fair value and approximates the amount that the Company would pay or receive to settle the position. The Company determined fair value by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics.

        The estimated fair value of the Company's financial instruments was as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Loans held for sale	$42,743	$43,019	$20,837	$20,839
Loans held in portfolio, net of allowance for loan and lease losses	205,770	206,716	173,900	175,755
MSR	5,906	5,906	6,354	6,386
Financial Liabilities:
Time deposits	46,480	46,784	27,957	28,323
Securities sold under agreements to repurchase	15,944	15,963	28,333	28,468
Advances from FHLBs	70,074	70,027	48,330	48,402
Other borrowings	18,498	18,862	15,483	16,086

Note 23: Financial Information – Washington Mutual, Inc.

        The following Washington Mutual, Inc. (parent only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Interest Income
Notes receivable from subsidiaries	$13	$13	$21
Other interest income	5	5	10

Total interest income	18	18	31
Interest Expense
Other borrowings	305	262	274

Total interest expense	305	262	274

Net interest expense	(287)	(244)	(243)
Provision for loan and lease losses	–	–	1

Net interest expense after provision for loan and lease losses	(287)	(244)	(244)
Noninterest Income
Other income	7	13	6

Total noninterest income	7	13	6
Noninterest Expense
Compensation and benefits	47	63	42
Other expense	72	61	77

Total noninterest expense	119	124	119

Net loss before income tax benefit, dividends from subsidiaries and equity in undistributed (loss) income of subsidiaries	(399)	(355)	(357)
Income tax benefit	58	184	147
Dividends from subsidiaries	75	4,833	2,996
Equity in undistributed income (loss) of subsidiaries	3,144	(782)	1,075

Net Income	$2,878	$3,880	$3,861

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
	(in millions)
Assets
Cash and cash equivalents	$1,517	$816
Available-for-sale securities	60	66
Loans	1	2
Notes receivable from subsidiaries	1,580	2,523
Investment in subsidiaries	26,488	22,889
Other assets	810	1,210

Total assets	$30,456	$27,506

Liabilities
Notes payable to subsidiaries	$258	$7
Other borrowings	8,516	7,189
Other liabilities	456	568

Total liabilities	9,230	7,764
Stockholders' Equity	21,226	19,742

Total liabilities and stockholders' equity	$30,456	$27,506

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash Flows from Operating Activities
Net income	$2,878	$3,880	$3,861
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan and lease losses	–	–	1
Loss (gain) on sale of assets	1	(3)	19
Equity in undistributed (income) loss of subsidiaries	(3,144)	782	(1,075)
Decrease (increase) in other assets	363	(143)	(756)
(Decrease) increase in other liabilities	(437)	564	(231)

Net cash (used) provided by operating activities	(339)	5,080	1,819
Cash Flows from Investing Activities
Purchases of securities	–	(3)	(69)
Proceeds from sales and maturities of available-for-sale securities	1	1	1
Origination of loans, net of principal payments	1	–	1
Decrease (increase) in notes receivable from subsidiaries	943	(2,240)	481
Investment in subsidiaries	286	(520)	(2,957)

Net cash provided (used) by investing activities	1,231	(2,762)	(2,543)
Cash Flows from Financing Activities
Proceeds from other borrowings	1,721	1,573	1,854
Cash dividends paid on preferred and common stock	(1,510)	(1,206)	(1,026)
Repurchase of common stock	(712)	(2,699)	(1,303)
Common stock issued	310	420	218

Net cash used by financing activities	(191)	(1,912)	(257)

Increase (decrease) in cash and cash equivalents	701	406	(981)
Cash and cash equivalents, beginning of year	816	410	1,391

Cash and cash equivalents, end of year	$1,517	$816	$410

Note 24: Operating Segments

        The Company has three operating segments for the purpose of management reporting: the Retail Banking and Financial Services Group, the Mortgage Banking Group and the Commercial Group. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer.

        The Retail Banking and Financial Services Group's principal activities include: (1) originating, managing and servicing home equity loans and lines of credit; (2) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company's portfolio of home loans held for investment.

        Deposit products offered by the segment in all its stores include the Company's signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts.

        Financial consultants provide investment advisory and securities brokerage services to the public while licensed bank employees offer fixed annuities. The Company's mutual fund management business offers investment advisory and mutual fund distribution services.

        The Retail Banking and Financial Services Group holds loans in portfolio that are originated by the Mortgage Banking Group. Through the Company's specialty mortgage finance operations, the segment also purchases and re-underwrites loans to subprime borrowers. Loans held in portfolio generate interest income and loan-related noninterest income, such as late fees and prepayment fees.

        The Mortgage Banking Group's principal activities include: (1) originating and servicing home loans; (2) buying and selling home loans in the secondary market; and (3) selling insurance-related products and participating in reinsurance activities with other insurance companies.

        Home loans are either originated in the retail and wholesale channels or are purchased from other lenders through the correspondent channel. The profitability of each channel varies over time and the Company's emphasis on each channel varies accordingly. The segment offers a wide variety of home loans, including: fixed-rate home loans; adjustable-rate home loans or "ARMs" (where the interest rate may be adjusted as frequently as every month); hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 to 5 years, and then converts to an ARM that reprices monthly or annually, depending on the product); option ARMs (a variation on the ARM home loan in which the borrower may select one of four monthly payment options); and government insured or guaranteed home loans.

        From an enterprise-wide perspective, loans are either retained or sold. Loans which are sold generate gain or loss on sale as well as interest income from the time they are funded until the time they are sold, while loans held in portfolio generate interest income and ancillary noninterest income. Fixed-rate home loans, which subject us to more interest rate risk than other types of home loans, are generally sold as part of the Company's overall asset/liability risk management process. The decision to retain or sell other home loan products requires balancing the combination of additional interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the size of the gain or loss that would be realized if the loans were sold. Such decisions are elements of the Company's capital management process.

        For management reporting purposes, all originated home loans are treated as if they are sold. Home loans are either sold to the Retail Banking and Financial Services Group or are sold to secondary market participants, including the housing government-sponsored enterprises – such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the regional branches of the Federal Home Loan Banks. The premium received on inter-segment sales to the Retail Banking and Financial Services Group is based on prices available in the secondary market, adjusted for hedging costs.

        In addition to selling loans to secondary market participants, the Company generates both interest income and noninterest income by acquiring home loans from a variety of sources, pooling and securitizing those loans, selling the resulting mortgage-backed securities to secondary market participants and providing ongoing servicing and bond administration for all securities issued.

        Mortgage servicing involves the administration and collection of home loan payments. In servicing home loans the Company collects and remits loan payments, responds to borrower inquiries, applies the collected principal and interest to the individual loans, collects, holds and disburses escrow funds for payment of property taxes and insurance premiums, counsels delinquent customers, supervises foreclosures and property dispositions and generally administers the loans. In return for performing these functions, the Company receives servicing fees and other remuneration. The Mortgage Banking Group performs home loan servicing activities for substantially all of the Company's managed portfolio – whether the home loans are held in portfolio or have been sold to secondary market participants.

        The Mortgage Banking Group makes insurance products available to its customers that complement the mortgage process, including private mortgage insurance, mortgage life insurance, flood, homeowners', earthquake and other property and casualty insurance. Other types of insurance products made available include accidental death and dismemberment and term and whole life insurance. This segment also manages the Company's captive reinsurance activities.

        The Commercial Group's principal activities include: (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; (2) originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; (3) providing financing to mortgage bankers for the origination of residential loan products; and (4) originating, selling and servicing home loans to subprime borrowers through the Company's subsidiary, Long Beach Mortgage Company.

        The multi-family lending business, which accounts for a majority of the Group's revenues, is comprised of three key activities: originating and managing loans retained in the loan portfolio, servicing all originated loans, whether they are retained or sold, and providing ancillary banking services to enhance customer retention. Combining these three activities into one integrated business model has allowed the Commercial Group to become a leading originator and holder of multi-family loans. The Group's multi-family lending program has a market share of more than 20% in certain key cities along the west coast and is building market share on the east coast with offices located in Boston, Washington, D.C., New York, and Miami.

        As part of the Company's specialty mortgage finance operations, the Group also originates home loans to subprime borrowers through the broker network maintained by Long Beach Mortgage, a wholly-owned subsidiary of the Company. The Company sells such loans to secondary market participants, but generally retains the servicing relationship.

        The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company's interest rate risk, liquidity, capital, borrowings, and a majority of the Company's investment securities. As part of the Company's asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company's balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company's technology services, facilities, legal, human resources and accounting and finance functions to the extent not allocated to the business segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and charges incurred from the Company's cost containment initiative.

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Mortgage Banking Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Mortgage Banking and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Mortgage Banking Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included in the value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group. Inter-segment broker fees are recorded by the Retail Banking and Financial Services when home mortgage loan originations are initiated through retail banking stores, while the Mortgage Banking Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements.

        Financial highlights by operating segment were as follows:

	Year Ended December 31, 2004
	Retail Banking and Financial Services Group		Mortgage Banking Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,989		$1,237		$1,332		$(874)	$432	(1)	$7,116
Provision for loan and lease losses	177		–		45		–	(13)	(2)	209
Noninterest income (expense)	2,758		2,304		314		(156)	(608)	(3)	4,612
Inter-segment revenue (expense)	24		(24)		–		–	–		–
Noninterest expense	4,434		2,607		639		699	(844	)(4)	7,535

Income (loss) from continuing operations before income taxes	3,160		910		962		(1,729)	681		3,984
Income taxes (benefit)	1,180		340		329		(652)	308	(5)	1,505

Income (loss) from continuing operations	1,980		570		633		(1,077)	373		2,479
Income from discontinued operations, net of taxes	–		–		–		399	–		399

Net income (loss)	$1,980		$570		$633		$(678)	$373		$2,878

Performance and other data:
Efficiency ratio	50.39	%(6)	68.19	%(6)	31.67	%(6)	n/a	n/a		64.25	%(7)
Average loans	$163,329		$23,591		$38,804		$–	$(1,570	)(8)	$224,154
Average assets	175,696		41,938		43,990		24,230	(1,776	)(8)(9)	284,078
Average deposits	130,337		16,299		7,141		11,631	n/a		165,408
Employees at end of period	30,107		14,197		3,100		5,175	n/a		52,579

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
(4)
Represents the corporate offset for cost of capital related to goodwill that has been allocated to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $206 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Year Ended December 31, 2003
	Retail Banking and Financial Services Group		Mortgage Banking Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
					(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,872		$2,382		$1,321		$(302)	$356	(1)	$7,629
Provision for loan and lease losses	183		14		103		4	(262	)(2)	42
Noninterest income	2,500		2,986		472		644	(752	)(3)	5,850
Inter-segment revenue (expense)	179		(179)		–		–	–		–
Noninterest expense	3,939		3,076		602		634	(843	)(4)	7,408

Income (loss) from continuing operations before income taxes	2,429		2,099		1,088		(296)	709		6,029
Income taxes (benefit)	931		801		392		(110)	222	(5)	2,236

Income (loss) from continuing operations	1,498		1,298		696		(186)	487		3,793
Income from discontinued operations, net of taxes	–		–		87		–	–		87

Net income (loss)	$1,498		$1,298		$783		$(186)	$487		$3,880

Performance and other data:
Efficiency ratio	52.24	%(6)	55.28	%(6)	26.95	%(6)	n/a	n/a		54.96	%(7)
Average loans	$120,705		$42,990		$35,490		$–	$(1,260	)(8)	$197,925
Average assets	132,427		70,308		44,037		38,168	(1,821	)(8)(9)	283,119
Average deposits	125,440		27,112		5,407		5,626	n/a		163,585
Employees at end of period	29,364		22,541		5,627	(10)	6,188	n/a		63,720

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
(4)
Represents the corporate offset for cost of capital related to goodwill that has been allocated to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $561 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(10)
Includes 2,346 employees reported as part of discontinued operations.

	Year Ended December 31, 2002
	Retail Banking and Financial Services Group		Mortgage Banking Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$3,602		$1,747		$1,179		$1,307	$294	(1)	$8,129
Provision for loan and lease losses	223		–		177		–	4	(2)	404
Noninterest income (expense)	2,226		2,370		504		(60)	(571	)(3)	4,469
Inter-segment revenue (expense)	96		(96)		–		–	–		–
Noninterest expense	3,550		2,282		527		645	(816	)(4)	6,188

Income from continuing operations before income taxes	2,151		1,739		979		602	535		6,006
Income taxes	825		652		348		222	170	(5)	2,217

Income from continuing operations	1,326		1,087		631		380	365		3,789
Income from discontinued operations, net of taxes	–		–		72		–	–		72

Net income	$1,326		$1,087		$703		$380	$365		$3,861

Performance and other data:
Efficiency ratio	51.36	%(6)	51.89	%(6)	24.63	%(6)	n/a	n/a		49.12	%(7)
Average loans	$113,003		$29,792		$32,691		$–	$(957	)(8)	$174,529
Average assets	124,575		49,674		39,684		59,249	(1,762	)(8)(9)	271,420
Average deposits	112,034		13,583		4,014		4,885	n/a		134,516
Employees at end of period	26,880		17,845		5,137	(10)	5,338	n/a		55,200

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
(4)
Represents the corporate offset for cost of capital related to goodwill that has been allocated to the segments.
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
(9)
Includes the impact to the allowance for loan and lease losses of $805 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(10)
Includes 2,330 employees reported as part of discontinued operations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

        Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$3,066	$2,811	$2,752	$2,721
Interest expense	1,216	1,071	958	989

Net interest income	1,850	1,740	1,794	1,732
Provision for loan and lease losses	37	56	60	56
Noninterest income	1,217	1,264	894	1,237
Noninterest expense	1,938	1,869	1,848	1,880

Income from continuing operations before income taxes	1,092	1,079	780	1,033
Income taxes	424	405	291	385

Income from continuing operations, net of taxes	668	674	489	648
Income from discontinued operations, net of taxes	–	–	–	399

Net income	$668	$674	$489	$1,047

Basic earnings per common share:
Income from continuing operations	$0.77	$0.78	$0.57	$0.75
Income from discontinued operations, net	–	–	–	0.46

Net income	0.77	0.78	0.57	1.21
Diluted earnings per common share:
Income from continuing operations	0.76	0.76	0.55	0.73
Income from discontinued operations, net	–	–	–	0.45

Net income	0.76	0.76	0.55	1.18
Common stock price per share:
High	42.32	40.19	44.25	45.28
Low	37.85	37.63	38.47	39.61
Dividends declared per common share	0.45	0.44	0.43	0.42

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$2,799	$2,998	$3,138	$3,228
Interest expense	1,056	1,089	1,152	1,235

Net interest income	1,743	1,909	1,986	1,993
Provision (reversal of reserve) for loan and lease losses	(202)	76	81	88
Noninterest income	1,465	1,564	1,526	1,295
Noninterest expense	2,101	1,810	1,850	1,647

Income from continuing operations before income taxes	1,309	1,587	1,581	1,553
Income taxes	488	588	586	575

Income from continuing operations, net of taxes	821	999	995	978
Income from discontinued operations, net of taxes	21	24	22	19

Net income	$842	$1,023	$1,017	$997

Basic earnings per common share:
Income from continuing operations	$0.93	$1.11	$1.09	$1.06
Income from discontinued operations, net	0.02	0.03	0.03	0.02

Net income	0.95	1.14	1.12	1.08
Diluted earnings per common share:
Income from continuing operations	0.91	1.09	1.07	1.05
Income from discontinued operations, net	0.02	0.02	0.02	0.02

Net income	0.93	1.11	1.09	1.07
Common stock price per share:
High	46.55	42.75	43.90	36.60
Low	38.57	36.92	35.68	32.98
Dividends declared per common share	0.41	0.40	0.30	0.29

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-25188).
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-25188).
3.3	Restated Bylaws of the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-14667).
4.1
Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001, File No. 0-25188).
4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001 (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-63976).
4.4
2003 Amended and Restated Warrant Agreement dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2003, File No. 1-14667).
10.1
Three-Year Credit Agreement dated as of August 12, 2002 between Washington Mutual, Inc. and Washington Mutual Finance Corporation, as borrowers, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent (the "Credit Agreement") (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), File No. 1-14667), as amended by an Amendment No. 1 dated as of December 17, 2003 to the Credit Agreement (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 (the "2003 10-K/A"), File No. 1-14667).

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.2-10.34)
10.2
Washington Mutual, Inc. 2003 Equity Incentive Plan (the "EIP") (Incorporated by reference to the 2003 10-K/A), as amended by (i) an Amendment No. 1 to the EIP (Incorporated by reference to the 2003 10-K/A), including (ii) a Form of the EIP Stock Option Agreement (1-Year Cliff Vesting) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "3Q 2004 10-Q"), (iii) a Form of the EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (iv) a Form of the EIP Notice of Stock Option Grant (Incorporated by reference to the 3Q 2004 10-Q), (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Cliff Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vi) a Form of the EIP Restricted Stock Award Agreement (3-Year Graduated Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vii) a Form of the EIP Performance Share Award Agreement (Incorporated by reference to the 3Q 2004 10-Q), (viii) Form of the EIP Restricted Stock Award Agreement (Incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2005, File No. 1-14667), (ix) Form of EIP Stock Option Agreement (3-Year Graded Vesting) (filed herewith), and (x) Form of EIP Stock Option Agreement (1-Year Cliff Vesting Nonqualified Options) (filed herewith).
10.3
Washington Mutual 1994 Stock Option Plan as amended and restated as of February 15, 2000 (the "1994 Stock Option Plan") (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), File No. 1-14667), as amended by (i) a First Amendment to the 1994 Stock Option Plan (Incorporated by reference to the 2000 10-K), and (ii) a Second Amendment to the 1994 Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"), File 1-14667).
10.4	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as amended and restated as of January 16, 2001 (Incorporated by reference to the 2001 10-K).
10.5
Amended and Restated 2002 Employee Stock Purchase Plan (the "ESPP") (Incorporated by reference to the 2003 10-K/A), as amended by (i) an Amendment No. 1 to the ESPP (Incorporated by reference to the 2003 10-K/A), and (ii) an Amendment No. 2 to the ESPP (Incorporated by reference to the 2003 10-K/A).
10.6	WaMu Savings Plan as amended and restated effective January 1, 2005 (filed herewith).
10.7	Washington Mutual Employee Service Award Plan (Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 1994, File No. 0-25188).
10.8	Supplemental Employees' Retirement Plan, amended and restated effective January 1, 2004 (filed herewith).
10.9	Washington Mutual, Inc. Supplemental Executive Retirement Accumulation Plan, amended and restated effective January 1, 2004 (filed herewith).

10.10		Washington Mutual, Inc. Deferred Compensation Plan, amended and restated effective July 20, 2004 (filed herewith).
10.11		Washington Mutual, Inc. Executive Target Retirement Income Plan effective January 1, 2004 (filed herewith).
10.12	*	Employment Agreement of Kerry K. Killinger.
10.13		Employment Agreement of Stephen J. Rotella (Incorporated by reference to the Company's Current Report on Form 8-K filed December 27, 2004, File No. 1-14667).
10.14		Executive Management Agreement of Craig J. Chapman (Incorporated by reference to the Company's Current Report on Form 8-K filed December 27, 2004, File No. 1-14667).
10.15	*	Employment Agreement for Executive Officers.
10.16		Form of Employment Agreement for Senior Vice Presidents (Incorporated by reference to the Company's Current Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-25188).
10.17
The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994) (Incorporated by reference to the Quarterly Report of Great Western Financial Corporation ("Great Western"), on Form 10-Q for the quarter ended September 30, 1994, File No. 001-04075), as amended by (i) Amendment No. 1996-1 to the Great Western 1988 Stock Option and Incentive Plan effective December 10, 1996 (Incorporated by reference to Great Western Annual Report on Form 10-K for the year ended December 31, 1996 (the "Great Western's 1996 10-K") File No. 001-04075) including (ii) a Form of Director Stock Option Agreement (Incorporated by reference to Great Western's Registration Statement on Form S-8 Registration No. 33-21469 pertaining to Great Western's 1988 Stock Option and Incentive Plan), and (iii) a Form of Director Stock Option Agreement effective January 3, 1994 (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 001-04075).
10.18
Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement) (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-04075), as amended by (i) an Amendment to Great Western Financial Corporation Directors' Senior Officers' and basic Deferred Compensation Plans (1992 Restatement) (Incorporated by reference to Great Western's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 001-04075), (ii) an Amendment No. 2 to Directors' Deferred Compensation Plan (1992 Restatement) (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 001-04075), and (iii) an Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996 (Incorporated by reference to Great Western's 1996 10-K).
10.19
Restated Retirement Plan for Directors (Incorporated by reference to Great Western's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "Great Western's 2Q 1993 10-Q"), File No. 001-04075).

10.20
Employee Home Loan Program (Incorporated by reference to Great Western's 2Q 1993 10-Q), as amended by (i) Amendment No. 1996-1 to Employee Home Loan Program effective December 10, 1996 (Incorporated by reference to Great Western's 1996 10-K).
10.21
Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the Great Western Financial Corporation Directors' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, and the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996 (Incorporated by reference to Great Western's 1996 10-K).
10.22
H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended (Incorporated by reference to H.F. Ahmanson & Company ("Ahmanson") Annual Report on Form 10-K for the year ended December 31, 1996 (the "Ahmanson's 1996 10-K"), File No. 1-08930.)
10.23
H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Ahmanson's 1995 10-K"), File No. 1-08930).
10.24
Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's Annual Report on Form 10-K for the year ended December 31, 1989 (the "Ahmanson's 1989 10-K"), File No. 1-08930), as amended by (i) First Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1995 10-K), and (ii) Second Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1996 10-K).
10.25	Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated (Incorporated by reference to Ahmanson's 1995 10-K).
10.26	H.F. Ahmanson & Company Supplemental Long Term Disability Plan (Incorporated by reference to Ahmanson's 1989 10-K).
10.27
Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (the "Ahmanson's 2Q 1991 10-Q"), File No. 1-08930), as amended by (i) First Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1995 10-K), and (ii) Second Amendment to Outside Directors' Elective Deferred Compensation Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1996 10-K).
10.28
Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1996 10-K), as amended by (i) First Amendment to Outside Directors' Capital Accumulation Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1996 10-K).
10.29
Outside Director Retirement Plan of H.F. Ahmanson & Company, as amended and restated (Incorporated by reference to Ahmanson's 2Q 1991 10-Q), as amended by (i) First Amendment to Outside Director Retirement Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson's 1995 10-K).

10.30	Amended Form of Indemnity Agreement between H.F. Ahmanson & Company and directors and executive officers (Incorporated by reference to Ahmanson's 1989 10-K).
10.31
Deferred Compensation Plan for Board Members of The Dime Savings Bank of New York, FSB (the "DSB Director Deferred Compensation Plan") as amended and restated effective as of July 24, 1997 (Incorporated by reference to the Dime Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (the "Dime's 1997 10-K") as amended by an Amendment to the DSB Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).
10.32
Retainer Continuation Plan for Independent Directors of The Dime Savings Bank of New York, FSB (the "Retainer Continuation Plan") (Incorporated by reference to The Dime Savings Bank of New York, FSB Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on September 16, 1994 as Exhibit A to Dime Bancorp, Inc. (the "Dime") Report on Form 8-K dated that date, File No. 001-13094), as amended by (i) an Amendment effective as of January 13, 1995, to the Retainer Continuation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-13094), (ii) an Amendment effective as of December 31, 1996, to the Retainer Continuation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Dime's 1996 10-K"), (iii) an Amendment effective March 1, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1996 10-K), (iv) an Amendment effective July 24, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime's 1997 10-K), and (v) an Amendment to the Retainer Continuation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).
10.33
Dime Voluntary Deferred Compensation Plan for Directors (the "Bancorp Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's 1997 10-K), as amended by (i) an Amendment effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Dime's 1998 10-K"), (ii) an Amendment effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's 1999 10-K), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).
10.34
February 2001 WAMU Shares Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-14667), as amended by (i) Amendment No. 1 to February 2001 WAMU Shares Plan (Incorporated by reference to the 2003 10-K/A), (ii) Amendment No. 3 to February 2001 WAMU Shares Plan (Incorporated by reference to the 2003 10-K/A), and (iii) Amendments to the January 1999 WAMU Shares Plan and the February 2001 WAMU Shares Plan (collectively, the "Plans") (Incorporated by reference to the 2003 10-K/A).
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

*
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-25188.

  Exhibits followed by a parenthetical reference are incorporated by reference herein from the documents described therein. Documents relating to Ahmanson filed prior to May 1985 were filed by H.F. Ahmanson & Company, a California corporation, File No. 1-7108.

QuickLinks

PART I
  BUSINESS
  Properties
  Legal Proceedings
  Submission of Matters to a Vote of Security Holders
PART II
  Market for our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Financial Statements and Supplementary Data
  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Other Information
PART III
PART IV
  Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS