Form 10-Q
period 2005-03-31
WASHINGTON MUTUAL INC
filed 2005-05-10
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

        The number of shares outstanding of the issuer's classes of common stock as of April 29, 2005:

Common Stock – 877,243,302(1)

(1) Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income – Three Months Ended March 31, 2005 and 2004	1
Consolidated Statements of Financial Condition – March 31, 2005 and December 31, 2004	3
Consolidated Statements of Stockholders' Equity and Comprehensive Income – Three Months Ended March 31, 2005 and 2004	4
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2005 and 2004	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Cautionary Statements	17
Overview	18
Controls and Procedures	19
Critical Accounting Policies	20
Recently Issued Accounting Standards	20
Summary Financial Data	22
Earnings Performance from Continuing Operations	23
Review of Financial Condition	31
Operating Segments	34
Risk Management	38
Credit Risk Management	39
Liquidity Risk Management	41
Off-Balance Sheet Activities	43
Capital Adequacy	43
Market Risk Management	44
Maturity and Repricing Information	48
Operational Risk Management	54
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	19
PART II – Other Information	55
Item 1. Legal Proceedings	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 4. Submission of Matters to a Vote of Security Holders	56
Item 6. Exhibits	56

i

PART I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$470	$332
Loans held in portfolio	2,544	2,067
Available-for-sale securities	224	265
Trading securities	79	24
Other interest and dividend income	43	33

Total interest income	3,360	2,721
Interest Expense
Deposits	696	443
Borrowings	774	546

Total interest expense	1,470	989

Net interest income	1,890	1,732
Provision for loan and lease losses	16	56

Net interest income after provision for loan and lease losses	1,874	1,676
Noninterest Income
Home loan mortgage banking income (expense):
Loan servicing fees	489	502
Amortization of mortgage servicing rights	(570)	(750)
Net mortgage servicing rights valuation adjustments	539	(606)
Revaluation gain from derivatives	63	1,042
Net settlement income from certain interest-rate swaps	51	167
Gain from mortgage loans	178	171
Other home loan mortgage banking income, net	26	5

Total home loan mortgage banking income	776	531
Depositor and other retail banking fees	490	463
Securities fees and commissions	110	107
Insurance income	46	61
Portfolio loan related income	85	87
Trading securities income (loss)	(89)	8
Gain (loss) from other available-for-sale securities	(122)	21
Loss on extinguishment of borrowings	–	(89)
Other income	112	48

Total noninterest income	1,408	1,237
Noninterest Expense
Compensation and benefits	876	899
Occupancy and equipment	402	400
Telecommunications and outsourced information services	104	123
Depositor and other retail banking losses	55	40
Advertising and promotion	55	58
Professional fees	34	39
Other expense	313	321

Total noninterest expense	1,839	1,880

Income from continuing operations before income taxes	1,443	1,033
Income taxes	541	385

Income from continuing operations, net of taxes	902	648

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(This table is continued from the previous page.)

	Three Months Ended March 31,
	2005	2004
	(in millions, except per share amounts)
Discontinued Operations
Loss from discontinued operations before income taxes	–	$(32)
Gain on disposition of discontinued operations	–	676
Income taxes	–	245

Income from discontinued operations, net of taxes	–	399

Net Income	$902	$1,047

Basic earnings per common share:
Income from continuing operations	$1.04	$0.75
Income from discontinued operations, net	–	0.46

Net Income	1.04	1.21
Diluted earnings per common share:
Income from continuing operations	$1.01	$0.73
Income from discontinued operations, net	–	0.45

Net Income	1.01	1.18
Dividends declared per common share	0.46	0.42
Basic weighted average number of common shares outstanding (in thousands)	864,933	863,299
Diluted weighted average number of common shares outstanding (in thousands)	888,789	886,467

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2005	December 31, 2004
	(dollars in millions)
Assets
Cash and cash equivalents	$4,811	$4,455
Federal funds sold and securities purchased under agreements to resell	1,152	82
Trading securities	6,066	5,588
Available-for-sale securities, total amortized cost of $20,569 and $19,047:
Mortgage-backed securities (including assets pledged of $6,664 and $5,716)	15,947	14,923
Investment securities (including assets pledged of $2,480 and $3,344)	4,756	4,296

Total available-for-sale securities	20,703	19,219
Loans held for sale	41,197	42,743
Loans held in portfolio	214,114	207,071
Allowance for loan and lease losses	(1,280)	(1,301)

Total loans held in portfolio, net of allowance for loan and lease losses	212,834	205,770
Investment in Federal Home Loan Banks	3,973	4,059
Mortgage servicing rights	6,802	5,906
Goodwill	6,196	6,196
Other assets	15,962	13,900

Total assets	$319,696	$307,918

Liabilities
Deposits:
Noninterest-bearing deposits	$34,941	$32,780
Interest-bearing deposits	148,690	140,878

Total deposits	183,631	173,658
Federal funds purchased and commercial paper	2,053	4,045
Securities sold under agreements to repurchase	16,716	15,944
Advances from Federal Home Loan Banks	66,730	70,074
Other borrowings	21,938	18,498
Other liabilities	6,861	4,473

Total liabilities	297,929	286,692
Stockholders' Equity
Common stock, no par value: 1,600,000,000 shares authorized, 877,286,984 and 874,261,898 shares issued and outstanding	–	–
Capital surplus – common stock	3,399	3,350
Accumulated other comprehensive loss	(84)	(76)
Retained earnings	18,452	17,952

Total stockholders' equity	21,767	21,226

Total liabilities and stockholders' equity	$319,696	$307,918

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	1,047	1,047
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	388	–	388
Net unrealized gain from cash flow hedging instruments	–	–	130	–	130
Minimum pension liability adjustment	–	–	(6)	–	(6)

Total comprehensive income					1,559
Cash dividends declared on common stock	–	–	–	(367)	(367)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	4.1	161	–	–	161

BALANCE, March 31, 2004	869.0	$3,131	$(12)	$17,264	$20,383

BALANCE, December 31, 2004	874.3	$3,350	$(76)	$17,952	$21,226
Comprehensive income:
Net income	–	–	–	902	902
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(25)	–	(25)
Net unrealized gain from cash flow hedging instruments	–	–	17	–	17

Total comprehensive income					894
Cash dividends declared on common stock	–	–	–	(402)	(402)
Common stock repurchased and retired	(2.6)	(100)	–	–	(100)
Common stock issued	5.6	149	–	–	149

BALANCE, March 31, 2005	877.3	$3,399	$(84)	$18,452	$21,767

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$902	$1,047
Income from discontinued operations, net of taxes	–	(399)

Income from continuing operations	902	648
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	16	56
Gain from mortgage loans	(178)	(171)
Loss (gain) from available-for-sale securities	119	(21)
Revaluation gain from derivatives	(63)	(1,042)
Loss on extinguishment of borrowings	–	89
Depreciation and amortization	688	916
Provision for mortgage servicing rights (reversal) impairment	(427)	606
Stock dividends from Federal Home Loan Banks	(5)	(27)
Origination and purchases of loans held for sale, net of principal payments	(39,278)	(32,813)
Proceeds from sales of loans held for sale	35,033	18,962
Net (increase) decrease in trading securities	(344)	413
(Increase) decrease in other assets	(474)	2,562
Increase (decrease) in other liabilities	1,001	(603)

Net cash used by operating activities	(3,010)	(10,425)
Cash Flows from Investing Activities
Purchases of securities	(5,964)	(11)
Proceeds from sales and maturities of mortgage-backed securities	2,447	255
Proceeds from sales and maturities of other available-for-sale securities	874	14,027
Principal payments on securities	749	860
Purchases of Federal Home Loan Bank stock	–	(441)
Redemption of Federal Home Loan Bank stock	91	14
Origination and purchases of loans held in portfolio	(21,653)	(28,847)
Principal payments on loans held in portfolio	18,988	16,624
Proceeds from sales of loans held in portfolio	138	197
Proceeds from sales of foreclosed assets	102	123
Net increase in federal funds sold and securities purchased under agreements to resell	(1,070)	(1,764)
Purchases of premises and equipment, net	(59)	(214)
Proceeds from sale of discontinued operations, net of cash sold	–	1,223

Net cash (used) provided by investing activities	(5,357)	2,046

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$9,973	$7,800
Increase (decrease) in short-term borrowings	1,386	(10,910)
Proceeds from long-term borrowings	1,294	1,475
Repayments of long-term borrowings	(216)	(100)
Proceeds from advances from Federal Home Loan Banks	23,404	26,605
Repayments of advances from Federal Home Loan Banks	(26,745)	(16,521)
Cash dividends paid on common stock	(402)	(367)
Repurchase of common stock	(100)	(712)
Other	129	136

Net cash provided by financing activities	8,723	7,406

Increase (decrease) in cash and cash equivalents	356	(973)
Cash and cash equivalents, beginning of period	4,455	7,018

Cash and cash equivalents, end of period	$4,811	$6,045

Noncash Activities
Loans exchanged for mortgage-backed securities	$668	$1,067
Real estate acquired through foreclosure	106	121
Cash Paid During the Year For
Interest on deposits	$616	$394
Interest on borrowings	731	566
Income taxes	244	33

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

  Basis of Presentation

        The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries ("Washington Mutual" or the "Company"). Washington Mutual's accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications.

  Recently Adopted Accounting Standards

        In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 does not permit the carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

  Stock-Based Compensation

        In accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a modified Black-Scholes model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma presentation of the impact these awards would have on the consolidated financial statements, if they were accounted for on the fair value basis, will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in December 2005.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$902	$1,047
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	21
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(28)	(31)

Pro forma net income attributable to common stock	$896	$1,037

Net income per common share:
Basic:
As reported	$1.04	$1.21
Pro forma	1.04	1.20
Diluted:
As reported	1.01	1.18
Pro forma	1.01	1.17

  Recently Issued Accounting Standards

        In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement of Financial Accounting Standards ("Statement") No. 143, Accounting for Asset Retirement Obligations. FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005, with early application encouraged. The Company is still in the process of evaluating the impact of FIN 47; however, at this time the Company does not expect the impact to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In March 2005, the FASB issued FASB Staff Position EITF 85-24-1 ("FSP EITF 85-24-1"), Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge. FSP EITF 85-24-1 considers the appropriate accounting for cash received from a third party for a distributor's right to future cash flows relating to distribution fees for shares previously sold. The FASB staff concluded that revenue recognition is appropriate when cash is received from a third party if the distributor no longer has any continuing involvement or recourse associated with the rights. FSP EITF 85-24-1 must be applied for the quarter ended June 30, 2005. The Company is still in the process of evaluating the impact of the FSP; however, at this time the Company does not expect the impact to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption will be fully vested by the end of this year, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In March 2005, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107") was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will review the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

Note 2: Discontinued Operations

        During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, this former subsidiary has been accounted for as a discontinued operation and the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements, unless otherwise noted. The results from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance Corporation.

Note 3: Earnings Per Share

        Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Weighted average shares
Basic weighted average number of common shares outstanding	864,933	863,299
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	14,270	12,607
Trust Preferred Income Equity Redeemable SecuritiesSM	9,586	10,561

Diluted weighted average number of common shares outstanding	888,789	886,467

        For the three months ended March 31, 2005 and 2004, options to purchase an additional 8,956,920 and 56,254 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2005, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

Note 4: Mortgage Banking Activities

        Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Balance, beginning of period	$540,392	$582,669
Home loans:
Additions	34,533	22,009
Loan payments and other	(32,861)	(46,058)
Net change in commercial real estate loans serviced for others	733	1,187

Balance, end of period	$542,797	$559,807

        Changes in the balance of mortgage servicing rights ("MSR"), net of the valuation allowance, were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Balance, beginning of period	$5,906	$6,354
Home loans:
Additions	490	241
Amortization	(570)	(750)
(Impairment) reversal	427	(606)
Statement No. 133 MSR accounting valuation adjustments	545	–
Net change in commercial real estate MSR	4	–

Balance, end of period(1)	$6,802	$5,239

(1)
At March 31, 2005 and 2004, aggregate MSR fair value was $6.81 billion and $5.25 billion.

        Changes in the valuation allowance for MSR were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Balance, beginning of period	$1,981	$2,435
Impairment (reversal)	(427)	606
Other-than-temporary impairment	(34)	–
Other	(7)	(6)

Balance, end of period	$1,513	$3,035

        At March 31, 2005, the expected weighted average life of the Company's MSR was 3.8 years. Projected amortization expense for the gross carrying value of MSR at March 31, 2005 is estimated to be as follows (in millions):

Remainder of 2005	$1,420
2006	1,459
2007	1,079
2008	830
2009	652
After 2009	2,875

Gross carrying value of MSR	8,315
Less: valuation allowance	(1,513)

Net carrying value of MSR	$6,802

        The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of the first quarter of 2005. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5: Guarantees

        The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $535.98 billion and $533.51 billion, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Company has accrued $190 million as of March 31, 2005 and $148 million as of December 31, 2004 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

        At March 31, 2005, the Company was the guarantor of five separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the Company provided funding to the trust per the Company's obligations under subordinated debentures, but the trust fails to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.24 billion as of March 31, 2005. No liability has been recorded as the Company does not expect it will be required to perform under this guarantee.

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

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$22	$2	$1	$21	$2	$1
Service cost	21	–	–	22	–	–
Expected return on plan assets	(26)	–	–	(27)	–	–
Amortization of prior service cost	2	–	–	1	–	–
Amortization of net loss	7	1	–	9	–	–

Net periodic benefit cost	$26	$3	$1	$26	$2	$1

Note 7: Operating Segments

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

        The Retail Banking and Financial Services Group's principal activities include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company's portfolio of home loans held for investment. This segment's home loan portfolio consists of home loans purchased from both the Mortgage Banking segment and secondary market participants as well as purchased home loans made to subprime borrowers.

        The Mortgage Banking Group's principal activities include: (1) originating and servicing home loans; (2) buying and selling home loans in the secondary market; and (3) selling insurance-related products and participating in reinsurance activities with other insurance companies. For management reporting purposes, home loans originated by this segment are either sold to the Retail Banking and Financial Services Group or are sold to secondary market participants. The segment typically retains the rights to service these loans and receives fees and other forms of remuneration for providing this service. The Mortgage Banking Group performs home loan servicing activities for substantially all of the Company's managed portfolio – whether the home loans are held in portfolio or have been sold to secondary market participants. Insurance products that complement the mortgage lending process, such as private mortgage insurance and property and casualty insurance, are also made available. This segment also manages the Company's captive reinsurance activities.

        The Commercial Group's principal activities include: (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; (2) originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; (3) providing financing to mortgage bankers for the origination of residential loan products; and (4) originating and servicing home loans made to subprime borrowers through the Company's subsidiary, Long Beach Mortgage Company.

        The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company's interest rate risk, liquidity, capital, borrowings, and a majority of the Company's investment securities. As part of the Company's asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company's balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company's technology services, facilities, legal, human resources and accounting and finance functions to the extent not allocated to the business segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and all charges incurred from the Company's cost containment initiative.

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment.

Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management's current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the "losses inherent in the loan portfolio" methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Mortgage Banking Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Mortgage Banking and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Mortgage Banking Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included in the value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home loans are initiated through retail banking stores, while the Mortgage Banking Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements.

        Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2005
	Retail Banking and Financial Services Group		Mortgage Banking Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,343		$286		$323		$(175)	$113	(1)	$1,890
Provision for loan and lease losses	37		–		2		–	(23	)(2)	16
Noninterest income (expense)	695		682		158		(65)	(62	)(3)	1,408
Inter-segment revenue (expense)	12		(12)		–		–	–		–
Noninterest expense	1,148		566		175		158	(208	)(4)	1,839

Income (loss) before income taxes	865		390		304		(398)	282		1,443
Income taxes (benefit)	327		147		104		(149)	112	(5)	541

Net income (loss)	$538		$243		$200		$(249)	$170		$902

Performance and other data:
Efficiency ratio	49.78	%(6)	53.83	%(6)	30.36	%(6)	n/a	n/a		55.77	%(7)
Average loans	$177,635		$27,765		$41,783		n/a	$(1,556	)(8)	$245,627
Average assets	190,479		49,019		46,647		$23,809	(1,782	)(8)(9)	308,172
Average deposits	132,982		13,107		7,308		21,788	n/a		175,185
Loan volume	12,493		38,498		8,524		n/a	n/a		59,515
Employees at end of period	31,152		12,626		3,530		5,180	n/a		52,488

(1)
Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Mortgage Banking Group. Since the cost basis of these loans includes an assumed profit factor paid to the Mortgage Banking Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(2)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(3)
Represents the difference between gain from mortgage loans recorded by the Mortgage Banking Group and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.
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
(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Mortgage Banking Group.
(9)
Includes the impact to the allowance for loan and lease losses of $226 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

	Three Months Ended March 31, 2004
	Retail Banking and Financial Services Group		Mortgage Banking Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,187		$288		$343		$(189)	$103	(1)	$1,732
Provision for loan and lease losses	58		–		16		–	(18	)(2)	56
Noninterest income (expense)	623		761		86		(69)	(164	)(3)	1,237
Inter-segment revenue (expense)	6		(6)		–		–	–		–
Noninterest expense	1,071		677		156		186	(210	)(4)	1,880

Income (loss) from continuing operations before income taxes	687		366		257		(444)	167		1,033
Income taxes (benefit)	260		138		90		(165)	62	(5)	385

Income (loss) from continuing operations	427		228		167		(279)	105		648
Income from discontinued operations, net of taxes	–		–		–		399	–		399

Net income	$427		$228		$167		$120	$105		$1,047

Performance and other data:
Efficiency ratio	51.86	%(6)	59.98	%(6)	29.57	%(6)	n/a	n/a		63.34	%(7)
Average loans	$149,377		$19,871		$36,984		n/a	$(1,505	)(8)	$204,727
Average assets	161,359		38,914		42,805		$29,996	(1,668	)(8)(9)	271,406
Average deposits	128,000		14,877		6,049		5,028	n/a		153,954
Loan volume	12,778		43,720		5,667		n/a	n/a		62,165
Employees at end of period	29,077		21,203		3,130		5,763	n/a		59,173

(1)
Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Mortgage Banking Group. Since the cost basis of these loans includes an assumed profit factor paid to the Mortgage Banking Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(2)
Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.
(3)
Represents the difference between gain from mortgage loans recorded by the Mortgage Banking Group and the gain from mortgage loans recognized in the Company's Consolidated Statements of Income. As the Mortgage Banking Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.
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
(8)
Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Mortgage Banking Group.
(9)
Includes the impact to the allowance for loan and lease losses of $163 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the "losses inherent in the loan portfolio" methodology used by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

  Discontinued Operations

        In January 2004, the Company sold its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. Accordingly, this former subsidiary is presented in this report as a discontinued operation with the results of operations and cash flows segregated from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements as well as the tables presented herein, unless otherwise noted.

Cautionary Statements

        The Company's Form 10-Q and other documents that it files with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements provide management's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Management does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond management's control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are:

  •
  Volatile interest rates impact the mortgage banking business and could adversely affect earnings;

  •
  Rising unemployment or a decrease in housing prices could adversely affect credit performance;

  •
  The potential for negative amortization in the Option ARM product could have an adverse affect on the Company's credit performance;

  •
  The Company faces competition from banking and nonbanking companies;

  •
  Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect business;

  •
  General business and economic conditions, including movements in interest rates, may significantly affect the Company's business activities and earnings; and

  •
  Negative public opinion could damage the Company's reputation and adversely affect earnings.

Overview

        Net income from continuing operations for the first quarter of 2005 was $902 million, or $1.01 per diluted share, an increase from $648 million, or $0.73 per diluted share from continuing operations for the first quarter of 2004. Total net income during the first quarter of 2004 was $1.05 billion, or $1.18 per diluted share and included an after-tax gain of $399 million, or 45 cents per diluted share from discontinued operations from the sale of the Company's former subsidiary, Washington Mutual Finance Corporation.

        Net interest income was $1.89 billion for the first quarter of 2005, compared with $1.73 billion for the first quarter of 2004. The increase was primarily due to growth in home equity loans and lines of credit and loans held-for-sale balances, which contributed to a 15% increase in average total interest-earning assets. Largely offsetting the growth in interest-earning assets was contraction in the net interest margin. The net interest margin in the first quarter of 2005 was 2.73%, a decline of 6 basis points from the fourth quarter of 2004 and 16 basis points from 2.89% in the first quarter of 2004. The decrease in the net interest margin was due to an increase in the cost of the Company's interest-bearing liabilities, which was driven by increases in short-term interest rates since June of 2004. As domestic economic indicators continued to strengthen during 2004 and into the first quarter of 2005, the Federal Reserve initiated a series of 25 basis point increases in the targeted federal funds rate to reduce the potential threat of inflation. This benchmark interest rate has increased from 1.00% in the second quarter of 2004 to 2.75% at the end of the first quarter of 2005. Since our adjustable-rate home loans and securities reprice to current market rates more slowly than our wholesale borrowing sources, the Company expects the net interest margin will contract further during 2005 as its interest-bearing assets and liabilities adjust to the higher interest rate environment. The contraction is likely to be more significant if the Federal Reserve accelerates the pace of further rate increases.

        Partially mitigating the disparity in repricing speeds is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company's wholesale borrowings. The average balance of home equity loans and lines of credit was $44.68 billion in the first quarter of 2005, an increase of $15.42 billion, or 53% from the first quarter of 2004, while the yield on this portfolio increased from 4.72% to 5.37% in these two quarterly periods. Additionally, during the first quarter of 2005, the Company restructured a portion of its available-for-sale securities portfolio by selling approximately $3 billion of lower-yielding debt securities and replacing those assets by the purchase of debt securities with comparatively higher yields. While the Company realized a loss of approximately $75 million on the sale of the lower-yielding securities, the positive effect on the margin of this restructuring will be realized beginning in the second quarter of 2005.

        Home loan mortgage banking income was $776 million for the first quarter of 2005, an increase of $245 million from $531 million in the first quarter of 2004. The increase was primarily the result of higher gain from mortgage loans, net of risk management instruments, in the first quarter of 2005. The continuing customer demand for the Company's option adjustable-rate mortgage product ("Option ARM") and the improved liquidity of this product in the secondary market enabled the Company to direct approximately $10 billion (or 66%) of Option ARM volume for sale during the quarter, while still retaining a significant portion of the volume for the home loan portfolio. The increase was also the result of applying the interest rate lock accounting guidance issued in the first quarter of 2004 by the Securities and Exchange Commission. This guidance, which the Company implemented at the beginning of 2004, delayed the recognition of the servicing rights for loans that are being originated for sale until the loans are sold or securitized. This change in accounting reduced the gain from mortgage loans by approximately $100 million in the first quarter of 2004.

        The continuing strength of the U.S. housing market and a modestly upward-sloping yield curve facilitated adjustable-rate mortgage growth in the total home loan portfolio. Total home loans held in portfolio increased from $129.13 billion at December 31, 2004 to $133.98 billion at March 31, 2005. In addition to the strong demand for adjustable-rate mortgages, the Company also grew its portfolio of specialty mortgage finance home loans during the quarter. This portfolio, which totaled $15.44 billion at March 31, 2004, increased to $19.18 billion at December 31, 2004 and to $21.54 billion at March 31, 2005. Higher home equity loan and line of credit balances from loan volume that was generated through the Company's retail banking network and an increase in multi-family loan balances were also significant contributors to growth in the loan portfolio.

        During the first quarter of 2005, the spread between short-term and long-term interest rates compressed, thus resulting in a flattening of the yield curve. Generally, as the yield curve flattens, fixed-rate mortgages become more attractive to U.S. consumers for the financing of home purchases. Additionally, consumers with existing adjustable-rate loans may refinance their mortgages into fixed-rate products. As the Company typically sells its fixed-rate loan production in the secondary market, the growth rate of the Company's home loan portfolio may be slower in future periods if the yield curve continues to flatten.

        The provision for loan and lease losses was $16 million in the first quarter of 2005, compared with $56 million in the first quarter of 2004. During the first quarter of 2005, the Company benefited from the continuing positive trends in certain key domestic economic indicators that affect its credit risk profile. Those indicators included a stable and relatively low mortgage interest rate environment, continuing housing price appreciation in most of the Company's markets and a lower national unemployment rate. The $16 million provision that was recorded in the first quarter of 2005 was the result of a slight change in the mix of the Company's home loan portfolio toward its subprime lending programs. The Company's specialty mortgage finance portfolio, which is comprised of purchased subprime home loans and loans originated to subprime borrowers by the Company's wholly-owned subsidiary, Long Beach Mortgage Company, represented 16.1% of the total home loan portfolio at March 31, 2005, compared with 14.9% at December 31, 2004 and 12.8% at March 31, 2004.

        The Company continues to grow its retail banking business by opening new stores and enhancing its array of products. During the first quarter of 2005, depositor and other retail banking fees increased 6% from the same period in the prior year, driven by an increase in the number of noninterest-bearing checking accounts as well as an increase in debit card interchange and ATM-related income. The number of noninterest-bearing checking accounts at March 31, 2005 totaled approximately 7.2 million, compared with approximately 6.7 million at March 31, 2004. Total retail deposit accounts, which consist of checking, savings and time deposit accounts for consumers and small businesses, increased by over 434,000 during the first quarter of 2005. Since the beginning of the year, the Company has opened 29 new stores, with a target of opening 250 stores within its existing markets during 2005.

        Noninterest expense was $1.8 billion for the first quarter, a decrease of $100 million from the prior quarter and $41 million from the first quarter of 2004. This decrease is attributable to the Company's progress in productivity improvements and its continuous focus on expense management discipline.

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

        Management reviews and evaluates the design and effectiveness of disclosure controls and procedures on an ongoing basis, and improves controls and procedures over time and corrects any deficiencies that may be discovered. While management believes the present design of the disclosure controls and procedures is effective, future events affecting the Company may cause the disclosure controls and procedures to be modified.

        There have not been any changes in the Company's internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For additional discussion of the Company's internal controls over financial reporting, refer to the Company's 2004 Annual Report on Form 10-K, "Management's Report on Internal Control Over Financial Reporting."

Critical Accounting Policies

        The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of March 31, 2005.

        Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the Company has identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of its Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of its Consolidated Financial Statements. These policies relate to the valuation of its MSR and the methodology that determines its allowance for loan and lease losses.

        Management has discussed the development and selection of these critical accounting policies with the Company's Audit Committee. These policies and the judgments, estimates and assumptions are described in greater detail in the Company's 2004 Annual Report on Form 10-K in the "Critical Accounting Policies" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Recently Issued Accounting Standards

        In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement of Financial Accounting Standards ("Statement") No. 143, Accounting for Asset Retirement Obligations. FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005, with early application encouraged. The Company is still in the process of evaluating the impact of FIN 47; however, at this time the Company does not expect the impact to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In March 2005, the FASB issued FASB Staff Position EITF 85-24-1 ("FSP EITF 85-24-1"), Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge. FSP EITF 85-24-1 considers the appropriate accounting for cash received from a third party for a distributor's right to future cash flows relating to distribution fees for shares previously sold. The FASB staff concluded that revenue recognition is appropriate when cash is received from a third party if the distributor no longer has any continuing involvement or recourse associated with the rights. FSP EITF 85-24-1 must be applied for the quarter ended June 30, 2005. The Company is still in the process of evaluating the impact of the FSP; however, at this time the Company does not expect the impact to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption will be fully vested by the end of this year, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

        In March 2005, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107") was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will review the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

Summary Financial Data

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,890	$1,732
Net interest margin	2.73%	2.89%
Noninterest income	$1,408	$1,237
Noninterest expense	1,839	1,880
Net income	902	1,047
Basic earnings per common share:
Income from continuing operations	$1.04	$0.75
Income from discontinued operations, net	–	0.46

Net income	1.04	1.21
Diluted earnings per common share:
Income from continuing operations	$1.01	$0.73
Income from discontinued operations, net	–	0.45

Net income	1.01	1.18
Basic weighted average number of common shares outstanding (in thousands)	864,933	863,299
Diluted weighted average number of common shares outstanding (in thousands)	888,789	886,467
Dividends declared per common share	$0.46	$0.42
Return on average assets(1)	1.17%	1.54%
Return on average common equity(1)	16.63	20.85
Efficiency ratio(2)	55.77	63.34
Asset Quality
Nonaccrual loans(3)(4)	$1,569	$1,542
Foreclosed assets(4)	264	307

Total nonperforming assets(3)(4)	1,833	1,849
Nonperforming assets/total assets(3)(4)	0.57%	0.66%
Restructured loans(4)	$27	$107

Total nonperforming assets and restructured loans(3)(4)	1,860	1,956
Allowance for loan and lease losses(4)	1,280	1,260
Allowance as a percentage of total loans held in portfolio(4)	0.60%	0.68%
Provision for loan and lease losses	$16	$56
Net charge-offs	37	46
Capital Adequacy(4)
Stockholders' equity/total assets	6.81%	7.26%
Tangible common equity(5)/total tangible assets(5)	5.03	5.21
Estimated total risk-based capital/risk-weighted assets(6)	11.21	10.53
Per Common Share Data
Book value per common share(4)(7)	$24.98	$23.62
Market prices:
High	42.55	45.28
Low	38.96	39.61
Period end	39.50	42.71

(1)
Includes income from continuing and discontinued operations for the period ending March 31, 2004.
(2)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)
Excludes nonaccrual loans held for sale.
(4)
As of quarter end.
(5)
Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR.
(6)
Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. were a bank holding company that is subject to Federal Reserve Board capital requirements.
(7)
Excludes 6 million shares held in escrow at March 31, 2005 and 2004.

Summary Financial Data (Continued)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$38,307	$24,464
Total loans held in portfolio	207,320	180,263
Total interest-earning assets	277,080	239,979
Total assets	308,172	271,406
Total interest-bearing deposits	142,639	123,336
Total noninterest-bearing deposits	32,546	30,618
Total stockholders' equity	21,680	20,088
Period-end balance sheet:
Loans held for sale	41,197	34,207
Loans held in portfolio, net of allowance for loan and lease losses	212,834	185,120
Total assets	319,696	280,768
Total deposits	183,631	160,981
Total stockholders' equity	21,767	20,383
Loan volume:
Home loans:
Adjustable rate	22,947	21,822
Fixed rate	17,147	21,564
Specialty mortgage finance(1)	7,656	7,113
Total home loan volume	47,750	50,499
Total loan volume	59,515	62,165
Home loan refinancing(2)	28,641	33,233
Total refinancing(2)	29,703	34,927

(1)
Represents purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage Company.
(2)
Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

  Net Interest Income

        Net interest income increased $158 million, or 9%, for the three months ended March 31, 2005, compared with the same period in 2004. The increase resulted from growth in home equity loans and lines of credit and loans held for sale balances, which contributed to a 15% increase in average total interest-earning assets. The growth in interest-earning assets was partially offset by compression in the net interest margin, which was 2.73% during the first quarter of 2005, down 16 basis points from 2.89% during the first quarter of 2004. Compression in the net interest margin was due primarily to an increase in the cost of funds from wholesale borrowings and Platinum checking and savings accounts, which outpaced the increase in yields from interest-earning assets.

        Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes increased net interest income by $17 million for the three months ended March 31, 2005, compared with a decrease of $123 million for the same period in 2004.

        Detailed average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2005			2004
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,354	2.55%	$9	$1,026	1.34%	$3
Trading securities	5,713	5.55	79	1,228	7.91	24
Available-for-sale securities(1):
Mortgage-backed securities	15,487	4.45	173	9,999	4.35	109
Investment securities	4,627	4.44	51	19,073	3.29	156
Loans held for sale(2)	38,307	4.91	470	24,464	5.43	332
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	110,131	4.59	1,263	102,691	4.24	1,089
Specialty mortgage finance(4)	18,554	5.05	234	14,016	5.21	182

Total home loans	128,685	4.65	1,497	116,707	4.36	1,271
Home equity loans and lines of credit	44,679	5.37	593	29,262	4.72	344
Home construction(5)	2,242	5.77	32	2,317	5.33	31
Multi-family	22,667	5.00	283	20,376	5.06	258
Other real estate	5,425	6.02	82	6,589	5.77	95

Total loans secured by real estate	203,698	4.90	2,487	175,251	4.57	1,999
Consumer	770	10.50	20	997	10.15	25
Commercial business	2,852	5.19	37	4,015	4.19	43

Total loans held in portfolio	207,320	4.92	2,544	180,263	4.59	2,067
Other	4,272	3.21	34	3,926	3.00	30

Total interest-earning assets	277,080	4.86	3,360	239,979	4.54	2,721
Noninterest-earning assets:
Mortgage servicing rights	6,090			5,872
Goodwill	6,196			6,196
Other assets	18,806			19,359

Total assets	$308,172			$271,406

(This table is continued on the next page.)

(1)
The average balance and yield are based on average amortized cost balances.
(2)
Nonaccrual loans and related income, if any, are included in their respective loan categories.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $78 million and $73 million for the three months ended March 31, 2005 and 2004.
(4)
Represents purchased subprime loan portfolios and certain mortgages originated by Long Beach Mortgage Company.
(5)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended March 31,
	2005			2004
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$49,917	1.63%	$201	$67,431	1.28%	$214
Savings and money market deposits	41,997	1.42	147	26,915	0.75	50
Time deposits	50,725	2.77	348	28,990	2.48	179

Total interest-bearing deposits	142,639	1.97	696	123,336	1.45	443
Federal funds purchased and commercial paper	3,486	2.49	22	3,493	1.08	10
Securities sold under agreements to repurchase	16,621	2.65	110	21,954	1.93	107
Advances from Federal Home Loan Banks	66,591	2.82	469	52,921	2.28	305
Other	18,400	3.78	173	14,032	3.56	124

Total interest-bearing liabilities	247,737	2.39	1,470	215,736	1.83	989

Noninterest-bearing sources:
Noninterest-bearing deposits	32,546			30,618
Other liabilities	6,209			4,964
Stockholders' equity	21,680			20,088

Total liabilities and stockholders' equity	$308,172			$271,406

Net interest spread and net interest income		2.47	$1,890		2.71	$1,732

Impact of noninterest-bearing sources		0.26			0.18
Net interest margin		2.73			2.89

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Home loan mortgage banking income (expense):
Loan servicing income (expense):
Loan servicing fees	$489	$502	(3)%
Amortization of MSR	(570)	(750)	(24)
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	545	–	–
Statement No. 133 fair value hedging adjustments(1)	(433)	–	–

MSR net ineffectiveness under Statement No. 133	112	–	–
MSR lower of cost or market adjustment	427	(606)	–

Net MSR valuation adjustments	539	(606)	–
Other, net(2)	(51)	(66)	(22)

Net home loan servicing income (expense)	407	(920)	–
Revaluation gain from derivatives	63	1,042	(94)
Net settlement income from certain interest-rate swaps	51	167	(69)
Gain from mortgage loans	178	171	4
Loan related income	74	71	5
Gain from sale of originated mortgage-backed securities	3	–	–

Total home loan mortgage banking income	776	531	46
Depositor and other retail banking fees	490	463	6
Securities fees and commissions	110	107	3
Insurance income	46	61	(24)
Portfolio loan related income	85	87	(2)
Trading securities income (loss)	(89)	8	–
Gain (loss) from other available-for-sale securities	(122)	21	–
Loss on extinguishment of borrowings	–	(89)	(100)
Other income	112	48	125

Total noninterest income	$1,408	$1,237	14

(1)
Represents changes in fair value of derivatives designated as MSR fair value hedges.
(2)
Includes loan pool expenses, which represent the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff.

  Home Loan Mortgage Banking Income

        The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities, and amortization of the MSR during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Statement No. 133 MSR accounting valuation adjustments	$545	$–
Statement No. 133 fair value hedging adjustment(1)	(433)	–

MSR net ineffectiveness under Statement No. 133	112	–
Change in value of MSR accounted for under lower of cost or market value methodology	427	(606)

Net MSR valuation adjustments	539	(606)
MSR risk management:
Revaluation gain (loss) from derivatives	(23)	1,108
Net settlement income from certain interest-rate swaps	58	160
Gain (loss) from securities	(153)	5

Net valuation change in hedging and risk management instruments	421	667
Amortization of MSR	(570)	(750)

Total change in MSR valuation, net of hedging and risk management instruments and amortization	$(149)	$(83)

(1)
Represents changes in fair value of derivatives designated as MSR fair value hedges.

        Several factors affected the results of the total change in MSR valuation, net of hedging and risk management instruments and amortization, when comparing the first quarter of 2005 to the first quarter of 2004. The Company did not apply Statement No. 133 fair value hedge accounting to its MSR asset until April 1, 2004. As such, the risk management results for the first quarter of 2004 entirely reflect the performance of economic hedges, which were substantially comprised of derivative instruments. The results for the first quarter of 2005 reflect the application of fair value hedge accounting to most of the MSR asset. This results in the netting of changes in fair value of the hedged MSR with the changes in fair value of the hedging derivative, to the extent the hedge relationship is determined to be highly effective. Gains and losses from derivative instruments used as economic hedges are not netted with the change in value of the MSR and are instead reported in the "revaluation gain (loss) from derivatives' line item, which is notably larger in the first quarter of 2004 due, in part, to the difference in accounting treatment applied in the two periods. Additionally, during the latter part of 2004, the Company altered the composition of its MSR hedging and risk management instruments in order to reduce its exposure to basis risk by purchasing available-for-sale and trading mortgage-backed securities, while reducing its reliance on interest rate swaps. As these securities are non-derivative financial instruments, they cannot be designated as fair value hedging instruments under Statement No. 133 and thus represent economic hedges that are included in the above table as MSR risk management components.

        The following tables separately present the risk management results associated with the economic hedges of MSR, loans held for sale and other risk management activities included within noninterest income during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$(23)	$86	$–	$63
Net settlement income (loss) from certain interest-rate swaps	58	(7)	–	51
Gain (loss) from securities:
Loss from other available-for-sale securities	(44)	–	(78)	(122)
Trading securities income (loss)	(109) (1)	–	20	(89)

Total	$(118)	$79	$(58)	$(97)

(1)
Represents revaluation gains (losses) from mortgage-backed securities, including those that are principal-only.

	Three Months Ended March 31, 2004
	MSR	Loans Held for Sale	Other	Total
	(in millions)
Revaluation gain (loss) from derivatives	$1,108	$(66)	$–	$1,042
Net settlement income from certain interest-rate swaps	160	7	–	167
Gain from securities:
Gain from other available-for-sale securities	5	–	16	21

Total	$1,273	$(59)	$16	$1,230

        "Other net" home loan servicing expense declined from $66 million in the first quarter of 2004 to $51 million in the first quarter of 2005. The decrease was the result of lower levels of refinancing activity in the first quarter of 2005, which led to lower loan pool expense in that quarter. When loans that have been sold to investors are prepaid, certain pools governed by the requirements of the pooling and servicing agreements stipulate that the Company remit a full month of interest to those investors during the month when a loan has prepaid, even though the borrower only pays interest through the payoff date. Pool expense represents the shortfall of what is remitted to those investors compared to what is collected from the borrowers.

        The Company recorded gain from mortgage loans, net of hedging and risk management instruments, of $257 million in the first quarter of 2005 compared with a net gain of $112 million for the same period in 2004, which was reduced by approximately $100 million as a result of the one-time effect of the Company's change in accounting for gain from mortgage loans in the first quarter of 2004. The increase in gain from mortgage loans, net of hedging and risk management instruments, was a result of the sale of the Company's Option ARM product, as strong customer demand for this product allowed the Company to direct a larger portion of these loans to held-for-sale to the secondary market.

        The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved ("nonqualifying" loans held for sale) are recorded at the lower of cost or market value. Due to changes in the fair value of derivatives acquired to mitigate the risk of fair value changes to these nonqualifying loans, a net gain of $86 million was recognized as revaluation gain/loss from derivatives during the three months ended March 31, 2005, compared with a net loss of $66 million during the same period in 2004. A gain may be recognized when the loans are subsequently sold if the fair value of those loans is higher than the carrying amount.

        In evaluating the MSR for impairment, loans are stratified in the servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At March 31, 2005, loans in the servicing portfolio were stratified as follows:

		March 31, 2005
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,375	$83	$1,292	$1,292
Government-sponsored enterprises	6.00% and below	3,031	345	2,686	2,686
Government-sponsored enterprises	6.01% to 7.49%	1,405	549	856	856
Government-sponsored enterprises	7.50% and above	150	51	99	99
Government	6.00% and below	518	84	434	434
Government	6.01% to 7.49%	492	191	301	301
Government	7.50% and above	176	66	110	110
Private	6.00% and below	510	18	492	492
Private	6.01% to 7.49%	269	92	177	177
Private	7.50% and above	77	21	56	56

Total primary servicing		8,003	1,500	6,503	6,503
Master servicing	All loans	114	7	107	107
Subprime	All loans	162	6	156	156
Multi-family	All loans	36	–	36	40

Total		$8,315	$1,513	$6,802	$6,806

        At March 31, 2005, key economic assumptions and the sensitivity to immediate changes in those assumptions of the fair value of home loan MSRs were as follows:

	March 31, 2005
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types
	(dollars in millions)
Fair value of home loan MSR	$4,486	$725	$1,292
Expected weighted-average life (in years)	4.8	4.7	2.8
Constant prepayment rate(1)	15.34%	16.45%	28.85%
Impact on fair value of 25% decrease	$719	$121	$283
Impact on fair value of 50% decrease	1,674	283	712
Impact on fair value of 25% increase	(559)	(94)	(201)
Impact on fair value of 50% increase	(1,005)	(170)	(354)
Discounted cash flow rate	8.54%	10.06%	9.88%
Impact on fair value of 25% decrease	$350	$62	$71
Impact on fair value of 50% decrease	767	138	154
Impact on fair value of 25% increase	(298)	(52)	(63)
Impact on fair value of 50% increase	(554)	(95)	(119)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company's determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to "Market Risk Management" for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2004 Annual Report on Form 10-K for further discussion of how MSR fair value is measured.

  All Other Noninterest Income Analysis

        The increase in depositor and other retail banking fees in the first quarter of 2005, as compared with the same period in 2004, was largely due to increased debit card interchange and ATM related income and higher volumes of checking fees that resulted from the increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at March 31, 2005 totaled approximately 7.2 million, compared with approximately 6.7 million at March 31, 2004.

        During the first quarter of 2004, the Company terminated certain pay-fixed swaps hedging variable rate Federal Home Loan Bank ("FHLB") advances, resulting in a loss of $89 million. This transaction had the immediate effect of reducing the Company's wholesale borrowing costs.

        Other income increased in the first quarter of 2005, as compared with 2004 primarily due to the sale of a real estate investment property, which resulted in a gain of $59 million.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Compensation and benefits	$876	$899	(3)%
Occupancy and equipment	402	400	–
Telecommunications and outsourced information services	104	123	(15)
Depositor and other retail banking losses	55	40	37
Advertising and promotion	55	58	(6)
Professional fees	34	39	(12)
Postage	63	58	10
Loan expense	23	28	(19)
Other expense	227	235	(4)

Total noninterest expense	$1,839	$1,880	(2)

        Telecommunications and outsourced information services expense decreased for the three months ended March 31, 2005, compared with the same period in 2004 largely due to negotiated reductions in vendor charges, reduced call center volume, and lower costs due to the consolidation of information system platforms.

        The increase in depositor and other retail banking losses for the three months ended March 31, 2005, was primarily due to an increase in debit card and check fraud.

Review of Financial Condition

  Assets

        At March 31, 2005, assets increased from year-end primarily due to an increase in loans held in portfolio, partially offset by a decrease in loans held for sale.

  Securities

        Securities consisted of the following:

	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$137	$–	$(2)	$135
Agency	12,079	130	(70)	12,139
Private issue	3,592	82	(1)	3,673

Total mortgage-backed securities	15,808	212	(73)	15,947
Investment securities:
U.S. Government	442	–	(1)	441
Agency	3,726	51	(68)	3,709
Other debt securities	498	14	(3)	509
Equity securities	95	2	–	97

Total investment securities	4,761	67	(72)	4,756

Total available-for-sale securities	$20,569	$279	$(145)	$20,703

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$–	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728

Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	–	(18)	976
Agency	2,796	36	(4)	2,828
Other debt securities	373	18	–	391
Equity securities	95	7	(1)	101

Total investment securities	4,258	61	(23)	4,296

Total available-for-sale securities	$19,047	$221	$(49)	$19,219

        The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Available-for-sale securities
Realized gross gains	$33	$75
Realized gross losses	(152)	(54)

Realized net gain (loss)	$(119)	$21

  Loans

        Loans held in portfolio consisted of the following:

	March 31, 2005	December 31, 2004
	(in millions)
Loans secured by real estate:
Home	$112,444	$109,950
Specialty mortgage finance(1)	21,539	19,184

Total home loans	133,983	129,134
Home equity loans and lines of credit	45,849	43,650
Home construction(2)	2,170	2,344
Multi-family	23,247	22,282
Other real estate	5,311	5,664

Total loans secured by real estate	210,560	203,074
Consumer	747	792
Commercial business	2,807	3,205

Total loans held in portfolio	$214,114	$207,071

(1)
Represents purchased subprime loan portfolios and certain mortgages originated by Long Beach Mortgage Company.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        Loans held in portfolio increased predominantly due to an increase in adjustable-rate home loans and home equity loans and lines of credit. Short-term adjustable-rate home loans (excluding specialty mortgage finance loans) increased from $70.56 billion at December 31, 2004 to $72.62 billion at March 31, 2005. These balances were substantially comprised of Option ARM loans.

  Other Assets

        Other assets consisted of the following:

	March 31, 2005	December 31, 2004
	(in millions)
Premises and equipment	$3,042	$3,140
Investment in bank-owned life insurance	2,702	2,678
Accrued interest receivable	1,700	1,428
Foreclosed assets	264	261
Other intangible assets	181	195
Derivatives	1,126	893
Accounts receivable	5,382	3,917
Other	1,565	1,388

Total other assets	$15,962	$13,900

        Substantially all of the increase in accounts receivable was due to the timing of the sale of available-for-sale securities which had not yet settled with the counterparties.

  Deposits

        Deposits consisted of the following:

	March 31, 2005	December 31, 2004
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$18,599	$17,463
Interest bearing	48,988	51,099

Total checking deposits	67,587	68,562
Savings and money market deposits	35,184	36,836
Time deposits	31,819	27,268

Total retail deposits	134,590	132,666
Commercial business deposits	8,447	7,611
Wholesale deposits	24,969	18,448
Custodial and escrow deposits(1)	15,625	14,933

Total deposits	$183,631	$173,658

(1)
Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

        The increase in noninterest-bearing retail checking deposits was driven by an increase in the number of individual and small business checking accounts. Interest-bearing checking, savings and money market deposits decreased as customers shifted from Platinum checking and savings accounts to time deposits. The increase in time deposits reflects renewed customer interest as a result of higher interest rates offered for these products. Wholesale deposits increased 35% from year-end 2004, due predominantly to an increase in institutional investor certificates of deposits. The Company continued to balance its mix of funding sources between wholesale deposits and other borrowings such as FHLB advances and securities sold under agreements to repurchase ("repurchase agreements").

        Transaction accounts (checking, savings and money market deposits) comprised 76% of retail deposits at March 31, 2005, compared with 79% at year-end 2004. These products generally have the benefit of lower interest costs, compared with time deposits. These products represent the core customer relationship that is maintained within the retail banking franchise. At March 31, 2005, deposits funded 57% of total assets, compared with 56% at December 31, 2004.

  Borrowings

        At March 31, 2005, the Company's borrowings were largely comprised of advances from the FHLBs of San Francisco and Seattle and repurchase agreements. Advances from the San Francisco FHLB represented 87% of total FHLB advances at March 31, 2005. The mix of borrowing sources at any given time is dependent on market conditions.

Operating Segments

        The Company has three operating segments for the purpose of management reporting: the Retail Banking and Financial Services Group, the Mortgage Banking Group and the Commercial Group. Refer to Note 7 to the Consolidated Financial Statements – "Operating Segments" for information regarding the key elements of management reporting methodologies used to measure segment performance.

        The Company serves the needs of its 11.7 million consumer households through multiple distribution channels including 1,968 retail banking stores, 484 lending stores and centers, 3,389 ATMs, correspondent lenders, telephone call centers and online banking.

        Financial highlights by operating segment were as follows:

  Retail Banking and Financial Services Group

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Condensed income statement:
Net interest income	$1,343	$1,187	13%
Provision for loan and lease losses	37	58	(37)
Noninterest income	695	623	11
Inter-segment revenue	12	6	108
Noninterest expense	1,148	1,071	7

Income before income taxes	865	687	26
Income taxes	327	260	26

Net income	$538	$427	26

Performance and other data:
Efficiency ratio(1)	49.78%	51.86%	(4)
Average loans	$177,635	$149,377	19
Average assets	190,479	161,359	18
Average deposits	132,982	128,000	4
Loan volume	12,493	12,778	(2)
Employees at end of period	31,152	29,077	7

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The increase in net interest income was primarily due to higher average balances of home loans and home equity loans and lines of credit, substantially offset by higher funding costs resulting from increasing interest rates. Average home loans increased $8.50 billion, or 8%, and average home equity loans and lines of credit increased $15.42 billion, or 53%, compared with the first quarter of 2004.

        The increase in noninterest income was primarily due to growth in depositor and other retail banking fees that resulted from growth in the number of retail checking accounts, higher debit card interchange and ATM-related fees, and an $11 million member distribution resulting from the merger of Pulse EFT Association into Discover Financial Services. Noninterest-bearing retail checking accounts totaled approximately 7 million at March 31, 2005, a 9% increase from March 31, 2004.

        The increase in noninterest expense was primarily due to higher employee compensation and benefits expense and occupancy and equipment expense, all of which resulted from the continued expansion of the Group's distribution network, which included the opening of 29 net new retail banking stores in the first quarter of 2005 and a total of 213 net new retail banking stores in the preceding twelve months.

  Mortgage Banking Group

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Condensed income statement:
Net interest income	$286	$288	(1)%
Noninterest income	682	761	(10)
Inter-segment expense	12	6	108
Noninterest expense	566	677	(16)

Income before income taxes	390	366	7
Income taxes	147	138	7

Net income	$243	$228	7

Performance and other data:
Efficiency ratio(1)	53.83%	59.98%	(10)
Average loans	$27,765	$19,871	40
Average assets	49,019	38,914	26
Average deposits	13,107	14,877	(12)
Loan volume	38,498	43,720	(12)
Employees at end of period	12,626	21,203	(40)

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        Net interest income was flat in the first quarter of 2005, compared with the same period in 2004, as increased income from higher average balances of loans held for sale and investment securities was substantially offset by higher funding costs due to increasing interest rates.

        The decline in noninterest income was predominantly due to lower loan volume, which resulted in a decline of inter-segment gains from the sale of mortgage loans to the Retail Banking and Financial Services Group, and losses from mortgage-backed securities designated as MSR risk management instruments.

        The decrease in noninterest expense was largely due to lower employee compensation and benefits expense, technology expense and occupancy and equipment expense, compared with the first quarter of 2004. These decreases resulted from the consolidation of various locations and functions, the conversion to a single loan servicing platform and headcount reductions, which decreased to 12,626 at March 31, 2005 from 21,203 at March 31, 2004.

  Commercial Group

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Condensed income statement:
Net interest income	$323	$343	(6)%
Provision for loan and lease losses	2	16	(89)
Noninterest income	158	86	84
Noninterest expense	175	156	12

Income before income taxes	304	257	18
Income taxes	104	90	15

Net income	$200	$167	20

Performance and other data:
Efficiency ratio(1)	30.36%	29.57%	3
Average loans	$41,783	$36,984	13
Average assets	46,647	42,805	9
Average deposits	7,308	6,049	21
Loan volume	8,524	5,667	50
Employees at end of period	3,530	3,130	13

(1)
The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

        The decrease in net interest income resulted largely from higher funding costs due to the increasing rate environment, primarily offset by increased interest income from higher average balances of multi-family loans and home loans.

        The increase in noninterest income was primarily due to a $59 million pretax gain on the sale of a real estate investment property during the first quarter of 2005.

        The increase in noninterest expense was primarily due to higher employee compensation and benefits expense and loan servicing expense resulting from the growth in loan volume from Long Beach Mortgage Company. The number of employees in this entity increased by approximately 700 during the previous twelve months.

        The increase in average deposits was due to growth in Mortgage Banker Finance customer deposits.

  Corporate Support/Treasury and Other

	Three Months Ended March 31,
			Percentage Change
	2005	2004
	(in millions)
Condensed income statement:
Net interest income (expense)	$(175)	$(189)	(8)%
Noninterest income (expense)	(65)	(69)	(6)
Noninterest expense	158	186	(15)

Loss from continuing operations before income taxes	(398)	(444)	(10)
Income tax benefit	(149)	(165)	(10)

Loss from continuing operations	(249)	(279)	(11)
Income from discontinued operations, net of taxes	–	399	(100)

Net income (loss)	$(249)	$120	–

Performance and other data:
Average assets	$23,809	$29,996	(21)
Average deposits	21,788	5,028	333
Employees at end of period	5,180	5,763	(10)

        The decrease in noninterest expense was primarily due to lower restructuring and technology-related expenses from the Company's ongoing expense management efforts. All such expenses are charged to this unit.

        The increase in average deposits was predominantly due to growth in brokered certificates of deposits held by institutional investors.

        Income from discontinued operations resulted from the sale of the Company's subsidiary, Washington Mutual Finance Corporation, in the first quarter of 2004.

Risk Management

        The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

        The Company's Chief Enterprise Risk Officer is responsible for enterprise-wide risk assessment. The Company's Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risks. The Company's Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent assessment of the Company's compliance with risk management controls, policies and procedures.

        Enterprise Risk Management works with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company's risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees of the Board of Directors. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company's business activities and practices and oversees compliance with laws and regulations.

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

Credit Risk Management

        Credit risk is the risk of loss arising from adverse changes in a borrower's ability to meet its financial obligations under agreed upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors, including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral.

        Credit risk management is based on analyzing the creditworthiness of the borrower, the adequacy of underlying collateral given current events and conditions and the existence and strength of any guarantor support. Trends in these factors are dynamic and are reflected in the tables and commentary that follow.

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part. Nonaccrual loans and foreclosed assets ("nonperforming assets") and restructured loans consisted of the following:

	March 31, 2005	December 31, 2004
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1):
Loans secured by real estate:
Home	$495	$534
Specialty mortgage finance(2)	734	682

Total home nonaccrual loans	1,229	1,216
Home equity loans and lines of credit	74	66
Home construction(3)	25	28
Multi-family	15	12
Other real estate	159	162

Total nonaccrual loans secured by real estate	1,502	1,484
Consumer	8	9
Commercial business	59	41

Total nonaccrual loans held in portfolio	1,569	1,534
Foreclosed assets	264	261

Total nonperforming assets	$1,833	$1,795
As a percentage of total assets	0.57%	0.58%
Restructured loans	$27	$34

Total nonperforming assets and restructured loans	$1,860	$1,829

(1)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $112 million and $76 million at March 31, 2005 and December 31, 2004.
(2)
Represents purchased subprime loan portfolios and certain mortgages originated by Long Beach Mortgage Company.
(3)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

  Provision and Allowance for Loan and Lease Losses

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Balance, beginning of period	$1,301	$1,250
Provision for loan and lease losses	16	56

	1,317	1,306
Loans charged off:
Loans secured by real estate:
Home	(11)	(16)
Specialty mortgage finance(1)	(10)	(9)

Total home loans charged off	(21)	(25)
Home equity loans and lines of credit	(5)	(7)
Home construction(2)	–	(1)
Other real estate	(1)	(8)

Total loans secured by real estate	(27)	(41)
Consumer	(13)	(14)
Commercial business	(6)	(6)

Total loans charged off	(46)	(61)
Recoveries of loans previously charged off:
Loans secured by real estate:
Specialty mortgage finance(1)	1	1
Home equity loans and lines of credit	–	1
Multi-family	–	2
Other real estate	1	2

Total loans secured by real estate	2	6
Consumer	5	5
Commercial business	2	4

Total recoveries of loans previously charged off	9	15

Net charge-offs	(37)	(46)

Balance, end of period	$1,280	$1,260

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.07%	0.10%
Allowance as a percentage of total loans held in portfolio	0.60	0.68

(1)
Represents purchased subprime loan portfolios and certain mortgages originated by Long Beach Mortgage Company.
(2)
Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

        During the first quarter of 2005, a number of indicators that affect the risk of credit loss in the Company's loan portfolio improved or sustained the improvements observed during 2004. Total net charge-offs were $37 million, representing an annualized 0.07% of the portfolio. These results compare to $46 million and 0.10%, respectively, during the first quarter of 2004.

        The allowance for loan and lease losses represents management's estimate of incurred credit losses inherent in the Company's loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions.

        In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. The tools utilized for this determination include statistical forecasting models that estimate the default and loss outcomes based on an evaluation of past performance of loans in the Company's portfolio and other factors as well as industry historical loss data (primarily for homogeneous loan portfolios). Non-homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2004 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

  90 or More Days Past Due

        Loans held in portfolio that were 90 or more days contractually past due and still accruing interest were $94 million and $85 million at March 31, 2005 and December 31, 2004. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

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

  Washington Mutual, Inc.

        Liquidity for Washington Mutual, Inc. ("the Parent Company") is generated through its ability to raise funds through dividends from subsidiaries and in various capital markets such as unsecured debt and commercial paper.

        One of Washington Mutual, Inc.'s key funding sources is from dividends paid by its banking subsidiaries. The Parent Company received dividends from its subsidiaries during the first quarter of 2005 and expects to continue to receive dividends in the future. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company's banking subsidiaries. For more information on such dividend limitations, refer to the Company's 2004 Annual Report on Form 10-K, "Business – Regulation and Supervision" and Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion in debt securities, preferred stock and depositary shares in the United States and in international capital markets. At March 31, 2005, the Company had $2.65 billion available for issuance under these registration statements.

        Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. At March 31, 2005, the commercial paper program provided for up to $500 million in funds, but it was subsequently increased to a maximum of $1 billion. In addition, the Company's revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.'s commercial paper program as well as funds for general corporate purposes. At March 31, 2005, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available.

        The Parent Company's senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody's and A- and A2 by Standard and Poor's.

        Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

  Banking Subsidiaries

        The principal sources of liquidity for the Company's banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the first three months of 2005, those sources funded 67% of average total assets. The Company's continuing ability to retain its transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

        At March 31, 2005, the Company's proceeds from the sales of loans were approximately $35 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $39 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company's overall level of liquidity resources. At March 31, 2005, originations/ purchases of loans held for sale, net of principal payments, exceeded the proceeds from the sale of loans held for sale by approximately $4 billion.

        The Company's banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank ("WMB," f/k/a "Washington Mutual Bank, FA") to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Under this program, WMB may issue up to $15 billion in notes, of which $5 billion can be issued as subordinated notes subject to regulatory approval. The maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue offered by WMB may not exceed $7.5 billion. At March 31, 2005, WMB had $12.50 billion available under this program, including $2.5 billion of subordinated notes.

        Senior unsecured long-term obligations of WMB were rated A by Fitch, A2 by Moody's and A by Standard and Poor's. Short-term obligations were rated F1 by Fitch, P1 by Moody's and A1 by Standard and Poor's.

  Non-banking Subsidiaries

        Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $8.0 billion that are used to fund loans held for sale. At March 31, 2005, Long Beach Mortgage had borrowings outstanding of $6.5 billion under these credit facilities.

Off-Balance Sheet Activities

  Asset Securitization

        The Company transforms loans into securities, which are sold to investors – a process known as securitization. Securitization involves the sale of loans to a qualifying special-purpose entity ("QSPE"), typically a trust. The QSPE, in turn, issues securities, commonly called asset-backed securities, which are secured by future collections on the sold loans. The QSPE sells securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within the financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company's maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.77 billion at March 31, 2005, of which $1.76 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 6 to the Consolidated Financial Statements – "Mortgage Banking Activities" in the Company's 2004 Annual Report on Form 10-K.

  Guarantees

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements – "Guarantees."

Capital Adequacy

        The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	March 31, 2005
			Well-Capitalized Minimum
	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	5.69%	87.41%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.40	376.04	6.00%
Total risk-based capital to total risk-weighted assets	11.68	376.07	10.00%

        The Company's federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at March 31, 2005.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2005, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

        On February 1, 2004, WMBfsb became a subsidiary of WMB. This reorganization was followed by the contribution of $23.27 billion of mortgage-backed and investment securities by WMB to WMBfsb on March 1, 2004. Due to the low risk weights assigned to these securities under the federal banking agency regulatory capital guidelines, their contribution to WMBfsb's capital base substantially increased that entity's risk-based capital ratios.

        In 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. In the first quarter of 2005, the Company repurchased approximately 2.5 million shares of its common stock at an average price of $39.31. At March 31, 2005, the total remaining common stock repurchase authority under the 2003 program was approximately 40.9 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Market Risk Management

        Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which the Company is exposed is interest rate risk. Substantially all of its interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, MSR, securities, deposits, borrowings, long-term debt and derivative financial instruments.

        The Company's trading securities are primarily comprised of financial instruments, such as principal-only mortgage-backed securities, used for MSR risk management activities. As such, the related interest rate risk of those financial instruments used for MSR risk management activities is considered within the sensitivity comparison, presented later within this section.

        Interest rate risk is managed within a consolidated enterprise risk management framework that includes the measurement and management of specific portfolios (MSR and Other Mortgage Banking) discussed below. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by the Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee of the Board.

  MSR Risk Management

        The Company manages potential impairment in the fair value of MSR and increased amortization levels of MSR through a comprehensive risk management program. The intent is to offset the changes in MSR fair value and changes in MSR amortization above anticipated levels with changes in the fair value of risk management instruments. The risk management instruments include interest rate contracts, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate floors and interest rate caps. The Company also enters into forward commitments to purchase mortgage-backed securities, which generally are agreements to purchase 15- and 30-year fixed-rate mortgage-backed securities.

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

        The fair value of MSR decreases and the amortization rate increases in a declining interest rate environment due to the higher prepayment activity, resulting in the potential for loss of value and a reduction in net loan servicing income. During periods of rising interest rates, the amortization rate of MSR decreases and the fair value of MSR increases due to lower prepayment activity.

        The Company manages the MSR daily and adjusts the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. For that portion of the MSR which qualifies for hedge accounting treatment, all changes in fair value of the MSR, even when the fair value is higher than amortized cost, will be recorded through earnings. MSR which do not qualify for hedge accounting treatment must be accounted for at the lower of cost or market value. The Company also manages the size of the MSR asset. Depending on market conditions and the desire to expand customer relationships, management may periodically sell or purchase additional servicing. Management may also structure loan sales to control the size of the MSR asset created by any particular transaction.

        The Company believes this overall risk management strategy is the most efficient approach to managing MSR fair value risk. The success of this strategy, however, is dependent on management's decisions regarding the amount, type and mix of MSR risk management instruments that are selected to manage the changes in fair value of the mortgage servicing asset. If this strategy is not successful, net income could be adversely affected.

  Other Mortgage Banking Risk Management

        The Company also manages the risks associated with its home loan mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans intended for sale in the secondary market. The pipeline consists of commitments to originate or purchase mortgages to be sold in the secondary market. The risk associated with the mortgage pipeline and warehouse is the potential for changes in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold.

        The Company measures the risk profile of the mortgage warehouse and pipeline daily. As needed, to manage the warehouse and pipeline risk, management executes forward sales commitments, interest rate contracts and mortgage option contracts. A forward sales commitment protects against a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that the Company is obligated to deliver the loan to the third party on the agreed-upon future date. Management also estimates the fallout factor, which represents the percentage of loans that are not expected to be funded, when determining the appropriate amount of pipeline risk management instruments.

  Asset/Liability Risk Management

        The purpose of asset/liability risk management is to assess the aggregate risk profile of the Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all of the other remaining interest rate risk positions inherent in the Company's operations.

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

        The projection of the sensitivity of net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management's best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect sensitivity to changes in interest rates. Borrowings and, to a lesser extent, interest-bearing deposits typically reprice faster than the Company's adjustable-rate assets. An additional lag effect is inherent in adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising interest rate scenarios accompanied by a shift towards a greater proportion of adjustable-rate production. Conversely, the Company generally assumes an increase in total loan production in falling interest rate scenarios accompanied by a shift towards a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if management chooses to retain more loans in the portfolio.

        In periods of rising interest rates, the net interest margin normally contracts since the repricing period of the Company's liabilities is shorter than the repricing period of its assets. The net interest margin generally expands in periods of falling interest rates as borrowing costs reprice downward faster than asset yields.

        To manage interest rate sensitivity, management first utilizes the interest rate risk characteristics of the balance sheet assets and liabilities to offset each other as much as possible. Balance sheet products have a variety of risk profiles and sensitivities. Some of the components of interest rate risk are countercyclical. Management may adjust the amount or mix of risk management instruments based on the countercyclical behavior of the balance sheet products.

        When the countercyclical behavior inherent in portions of the Company's balance sheet does not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of interest-bearing funding sources with the intention of reducing the volatility of net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. Management also uses receive-fixed swaps as part of the asset/liability risk management strategy to help modify the repricing characteristics of certain long-term liabilities to match those of the assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate, which more closely resembles asset repricing characteristics.

  April 1, 2005 and January 1, 2005 Sensitivity Comparison

        The table below indicates the sensitivity of net interest income and net income as a result of interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company's most recent earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending March 31, 2006 and December 31, 2005 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods. The analysis also incorporates assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
April 1, 2005	1.49%	(2.14)%
January 1, 2005	2.61	(2.18)
Net income change for the one-year period beginning:
April 1, 2005	2.02	(3.08)
January 1, 2005	(0.95)	(1.37)

        Net income sensitivity changed from the prior quarter as movements in the value of MSR-related risk management instruments mostly offset movements in the value of the MSR asset and a significant portion of MSR amortization expense in both scenarios. In the January 1, 2005 simulation the MSR-related risk management instruments offset most of the change in the value of the MSR asset but offset changes in amortization expense to a lesser extent, which resulted in lower net income sensitivity in the -50 basis point scenario and a corresponding decrease in the rising interest rate scenario.

        Net interest income sensitivity in the current quarter approximated the sensitivity projected in the prior quarter in the +200 basis point scenario and declined slightly in the -50 basis point scenario. The net duration of earning assets and costing liabilities was not substantially different than at year-end. However, the decline in the -50 basis point scenario was mainly due to projected changes in the composition of the loans-held-for-sale portfolio in this environment. In the current period simulation, adjustable-rate loans were projected to comprise a higher proportion of the loans-held-for-sale portfolio than the January 1 simulation, reducing the increase in net interest income in the falling interest rate scenario.

        These sensitivity analyses are limited in that they were performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans that result from changes in interest rates. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the MSR risk management strategy is constant and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. For all of these reasons, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Maturity and Repricing Information

        The Company uses interest rate risk management contracts and available-for-sale and trading securities as tools to manage its interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and securities. Substantially all of the interest rate risk management swaps, swaptions and caps at March 31, 2005 are indexed to three-month LIBOR.

        The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	March 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$6
Contractual maturity		$24,733	$10,000	$11,933	$2,800	–	–	–
Weighted average pay rate		3.52%	2.90%	3.69%	5.01%	–	–	–
Weighted average receive rate		2.81%	2.73%	2.89%	2.79%	–	–	–
Receive-fixed swaps:	(123)
Contractual maturity		$24,775	$80	$1,000	$10,975	$4,850	$1,175	$6,695
Weighted average pay rate		2.91%	1.04%	2.79%	2.90%	2.72%	3.31%	3.05%
Weighted average receive rate		4.33%	5.41%	6.81%	3.53%	4.10%	4.25%	5.44%
Basis swaps:	7
Contractual maturity		$5,000	–	$3,500	$500	$1,000	–	–
Weighted average pay rate		2.68%	–	2.68%	2.64%	2.72%	–	–
Weighted average receive rate		2.71%	–	2.69%	2.69%	2.81%	–	–
Interest rate caps:	24
Contractual maturity		$16,375	–	$12,875	$1,250	$2,250	–	–
Weighted average strike rate		4.98%	–	4.73%	5.65%	6.04%	–	–
Payor swaptions:	11
Contractual maturity (option)		$4,000	–	$4,000	–	–	–	–
Weighted average strike rate		5.50%	–	5.50%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$4,000	–	–
Weighted average pay rate		–	–	–	–	5.50%	–	–
Receiver swaptions:	9
Contractual maturity (option)		$2,795	$250	$2,545	–	–	–	–
Weighted average strike rate		3.72%	3.75%	3.72%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	$450	$2,345
Weighted average receive rate		–	–	–	–	–	3.52%	3.76%

Total asset/liability risk management	$(66)	$77,678

(This table is continued on the next page.)

(Continued from the previous page.)

	March 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$(73)
Contractual maturity		$20,118	$20,118	–	–	–	–	–
Weighted average price		99.42	99.42	–	–	–	–	–
Forward sales commitments:	178
Contractual maturity		$45,145	$45,145	–	–	–	–	–
Weighted average price		99.57	99.57	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$20,712	$5,623	$7,209	$4,970	$1,886	$929	$95
Weighted average price		95.51	96.09	95.48	95.25	95.10	94.92	94.83
Interest rate corridors:	4
Contractual maturity		$2,843	–	–	–	$2,445	–	$398
Weighted average strike rate – long cap		4.28%	–	–	–	4.15%	–	5.05%
Weighted average strike rate – short cap		9.69%	–	–	–	9.88%	–	8.55%
Mortgage put options:	30
Contractual maturity		$256	$256	–	–	–	–	–
Weighted average strike price		100.24	100.24	–	–	–	–	–
Mortgage call options:	2
Contractual maturity		$56	$56	–	–	–	–	–
Weighted average strike price		101.10	101.10	–	–	–	–	–
Pay-fixed swaps:	87
Contractual maturity		$12,795	$2,460	$4,635	$3,610	$870	$210	$1,010
Weighted average pay rate		3.57%	2.60%	3.43%	3.97%	4.15%	3.88%	4.56%
Weighted average receive rate		2.95%	2.88%	3.00%	2.93%	2.98%	2.81%	2.87%
Receive-fixed swaps:	(13)
Contractual maturity		$2,535	–	$300	$1,200	$500	–	$535
Weighted average pay rate		2.88%	–	2.61%	2.92%	2.96%	–	2.87%
Weighted average receive rate		3.96%	–	2.19%	3.87%	4.13%	–	4.97%
Payor swaptions:	15
Contractual maturity (option)		$3,495	$2,820	$675	–	–	–	–
Weighted average strike rate		5.65%	5.76%	5.21%	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	$200	$400	$1,895
Weighted average pay rate		–	–	–	5.13%	4.58%	5.18%	6.15%
Receiver swaptions:	1
Contractual maturity (option)		$700	$600	$100	–	–	–	–
Weighted average strike rate		3.73%	3.64%	4.28%	–	–	–	–
Contractual maturity (swap)		–	–	–	$300	–	–	$400
Weighted average receive rate		–	–	–	3.64%	–	–	3.80%

Total other mortgage banking risk management	$231	$108,655

(This table is continued on the next page.)

(Continued from the previous page.)

	March 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$12
Contractual maturity		$3,500	$3,000	$500	–	–	–	–
Weighted average pay rate		2.70%	2.37%	4.66%	–	–	–	–
Weighted average receive rate		3.03%	3.03%	3.06%	–	–	–	–
Receive-fixed swaps:	(115)
Contractual maturity		$20,561	–	–	$4,600	$4,155	$75	$11,731
Weighted average pay rate		2.95%	–	–	2.93%	2.99%	2.66%	2.95%
Weighted average receive rate		4.46%	–	–	3.95%	4.25%	3.38%	4.74%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		541%	–	–	–	5.41%	–	–
Weighted average receive rate		5.61%	–	–	–	5.61%	–	–
Payor swaptions:	208
Contractual maturity (option)		$56,525	$34,925	$21,600	–	–	–	–
Weighted average strike rate		5.55%	5.57%	5.52%	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,000	$13,300	$3,000	$36,225
Weighted average pay rate		–	–	–	5.15%	5.18%	5.40%	5.75%
Written payor swaptions:	(66)
Contractual maturity (option)		$4,625	$1,700	–	$300	$2,625	–	–
Weighted average strike rate		4.99%	4.69%	–	5.26%	5.16%	–	–
Contractual maturity (swap)		–	–	–	$750	$450	–	$3,425
Weighted average strike rate		–	–	–	4.40%	4.73%	–	5.16%
Written receiver swaptions:	(36)
Contractual maturity (option)		$7,775	$4,850	–	$300	$2,625	–	–
Weighted average strike rate		3.98%	3.75%	–	4.26%	4.38%	–	–
Contractual maturity (swap)		–	–	–	$750	$600	–	$6,425
Weighted average strike rate		–	–	–	3.40%	3.73%	–	4.07%
Interest rate caps:	33
Contractual maturity		$2,250	–	–	–	$1,000	–	$1,250
Weighted average strike rate		5.09%	–	–	–	4.76%	–	5.35%
Interest rate futures:	–
Contractual maturity		$30	$30	–	–	–	–	–
Weighted average price		96.49	96.49	–	–	–	–	–
Forward purchase commitments:	(247)
Contractual maturity		$37,587	$37,587	–	–	–	–	–
Weighted average price		99.31	99.31	–	–	–	–	–
Forward sales commitments:	(21)
Contractual maturity		$7,305	$7,305	–	–	–	–	–
Weighted average price		98.88	98.88	–	–	–	–	–

Total MSR risk management	$(231)	$140,258

Total interest rate risk management contracts	$(66)	$326,591

	March 31, 2005
	Amortized Cost	Net Unrealized Gain	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$176	$9	$185
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	4,004

Total MSR risk management securities			$4,189

(1)
Mortgage-backed securities mature after 2009.

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

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$28
Contractual maturity		$11,625	$11,625	–	–	–	–	–
Weighted average price		101.15	101.15	–	–	–	–	–
Forward sales commitments:	(48)
Contractual maturity		$31,488	$31,488	–	–	–	–	–
Weighted average price		101.02	101.02	–	–	–	–	–
Interest rate futures:	–
Contractual maturity		$18,530	$7,446	$5,914	$4,267	$628	$275	–
Weighted average price		96.30	96.75	96.19	95.83	95.48	95.13	–
Interest rate corridors:	1
Contractual maturity		$3,439	–	–	–	$3,439	–	–
Weighted average strike rate – long cap		3.94%	–	–	–	3.94%	–	–
Weighted average strike rate – short cap		10.00%	–	–	–	10.00%	–	–
Mortgage put options:	4
Contractual maturity		$1,215	$1,215	–	–	–	–	–
Weighted average strike price		101.35	101.35	–	–	–	–	–
Pay-fixed swaps:	22
Contractual maturity		$9,371	$4,840	$3,280	$380	–	$233	$638
Weighted average pay rate		3.08%	2.79%	3.10%	3.33%	–	3.91%	4.68%
Weighted average receive rate		2.37%	2.40%	2.34%	2.30%	–	2.27%	2.38%
Receive-fixed swaps:	10
Contractual maturity		$1,335	–	$300	$400	–	–	$635
Weighted average pay rate		2.20%	–	2.05%	2.13%	–	–	2.32%
Weighted average receive rate		3.84%	–	2.19%	3.37%	–	–	4.91%
Payor swaptions:	1
Contractual maturity (option)		$6,040	$6,040	–	–	–	–	–
Weighted average strike rate		6.39%	6.39%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,040
Weighted average pay rate		–	–	–	–	–	–	6.39%

Total other mortgage banking risk management	$18	$83,043

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$24
Contractual maturity		$4,500	$3,000	$1,500	–	–	–	–
Weighted average pay rate		2.53%	2.37%	2.83%	–	–	–	–
Weighted average receive rate		2.50%	2.50%	2.49%	–	–	–	–
Receive-fixed swaps:	181
Contractual maturity		$10,310	–	$600	–	$255	$575	$8,880
Weighted average pay rate		2.31%	–	2.51%	–	2.04%	2.31%	2.30%
Weighted average receive rate		4.74%	–	3.36%	–	3.55%	3.74%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.11%	–	–	–	5.11%	–	–
Weighted average receive rate		5.22%	–	–	–	5.22%	–	–
Payor swaptions:	83
Contractual maturity (option)		$52,200	$49,150	$3,050	–	–	–	–
Weighted average strike rate		5.54%	5.56%	5.22%	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,950	$3,800	–	$43,450
Weighted average pay rate		–	–	–	4.21%	4.87%	–	5.75%
Written receiver swaptions:	(3)
Contractual maturity (option)		$7,000	$7,000	–	–	–	–	–
Weighted average strike rate		3.44%	3.44%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	–	$6,000
Weighted average strike rate		–	–	–	2.77%	–	–	3.56%
Forward purchase commitments:	128
Contractual maturity		$41,912	$41,912	–	–	–	–	–
Weighted average price		99.83	99.83	–	–	–	–	–
Forward sales commitments:	(9)
Contractual maturity		$5,655	$5,655	–	–	–	–	–
Weighted average price		99.31	99.31	–	–	–	–	–

Total MSR risk management	$405	$121,677

Total interest rate risk management contracts	$559	$270,893

	December 31, 2004
	Amortized Cost	Net Unrealized Gain	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$2,137	$19	$2,156
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,512

Total MSR risk management securities			$5,668

(1)
Mortgage-backed securities mature after 2009.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At March 31, 2005 and December 31, 2004, the gross positive fair value of the Company's derivative financial instruments was $1.07 billion and $899 million. The Company's master netting agreements at March 31, 2005 and December 31, 2004 reduced the Company's derivative counterparty credit risk by $632 million and $266 million. The Company's collateral against derivative financial instruments was $122 million and $280 million at March 31, 2005 and December 31, 2004. Accordingly, the Company's credit risk related to derivative financial instruments at March 31, 2005 and December 31, 2004 was $315 million and $353 million.

Operational Risk Management

        Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes and systems, or from external events, including loss related to legal, reputation, public policy and strategic risks. Operational risk can occur in any activity, function, or unit of the Company.

        Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures and monitoring tools for these risks. To help identify, assess and manage corporate-wide risks, the Company uses corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Strategic Sourcing, and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

        As the management of operational risk continues to evolve into a distinct risk discipline, the Company's independent operational risk oversight function is working with the lines of business and corporate support functions to refine the existing corporate operational risk governance structure and framework. The objective of this effort is to achieve an integrated approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. This will further enhance management's ability to aggregate and analyze operational risk data across business lines, processes and products, and improve communication of these risks to management and the Audit Committee of the Board of Directors.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

        Refer to Note 14 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies" in the Company's 2004 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below represents share repurchases made by the Company for the quarter ended March 31, 2005. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 3, 2005 to January 31, 2005	37,097	$40.84	–	43,465,506
February 1, 2005 to February 28, 2005	10,496	41.27	–	43,465,506
March 1, 2005 to March 31, 2005	2,540,000	39.31	2,540,000	40,925,506

Total	2,587,593	39.34	2,540,000	40,925,506

(1)
In addition to shares repurchased pursuant to the Company's publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.
(2)
Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of December 31, 2004, the Company had repurchased 56,534,494 shares.

        For a discussion regarding working capital requirements and dividend restrictions applicable to the Company's banking subsidiaries, refer to the Company's 2004 Annual Report on Form 10-K, "Business – Regulation and Supervision" and Note 18 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits

  (a)
  Exhibits

        See Index of Exhibits on page 58.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2005.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer
By:	/s/ ROBERT H. MILES Robert H. Miles Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.

3.1	Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 001-14667).
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company creating a class of preferred stock, Series RP. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).
3.3	Restated Bylaws of the Company as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. File No. 001-14667).
4.1
Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 8, 2001. File No. 001-14667).
4.2	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001. (Incorporated by reference to the Company's Registration Statement on Form S-3. File No. 333-63976-01).
4.4
2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC. (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).
10.1	Restricted Stock Award Agreement dated January 10, 2005 between the Company and Stephen J. Rotella. (Incorporated by reference to the Form 8-K filed January 14, 2005. File No. 001-14667).
10.2	2005 Leadership Bonus Plan. (omitting confidential quantitative and qualitative performance factors) (filed herewith).
10.3	2005 Bonus Plan Performance Criteria and Target Bonus Amounts. (Incorporated by reference to Form 8-K filed January 24, 2005. File No. 001-14667).
10.4	Form of Restricted Stock Award Agreement pursuant to the 2003 Equity Incentive Plan. (Incorporated by reference to Form 8-K filed January 24, 2005. File No. 001-14667).
10.5	2005 Compensation Schedule for Non-Employee Directors of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K/A filed February 18, 2005. File No. 001-14667).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).

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