Form 10-Q
period 2005-06-30
WASHINGTON MUTUAL INC
filed 2005-08-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares outstanding of the issuer’s classes of common stock as of July 29, 2005:

Common Stock – 879,501,645(1)

(1)  Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$576	$406	$1,047	$738
Loans held in portfolio	2,754	2,111	5,298	4,179
Available-for-sale securities	234	180	457	444
Trading securities	91	21	170	46
Other interest and dividend income	51	34	95	66
Total interest income	3,706	2,752	7,067	5,473
Interest Expense
Deposits	852	458	1,548	901
Borrowings	928	500	1,703	1,046
Total interest expense	1,780	958	3,251	1,947
Net interest income	1,926	1,794	3,816	3,526
Provision for loan and lease losses	31	60	47	116
Net interest income after provision for loan and lease losses	1,895	1,734	3,769	3,410
Noninterest Income
Revenue from sales and servicing of home mortgage loans	118	–	895	531
Depositor and other retail banking fees	540	507	1,030	969
Securities fees and commissions	112	105	223	212
Insurance income	47	57	93	118
Portfolio loan related income	96	103	181	190
Trading securities income	285	5	186	13
Gain (loss) from other available-for-sale securities	25	41	(97)	62
Loss on extinguishment of borrowings	–	(1)	–	(90)
Other income	44	77	163	126
Total noninterest income	1,267	894	2,674	2,131
Noninterest Expense
Compensation and benefits	886	849	1,761	1,748
Occupancy and equipment	350	393	752	794
Telecommunications and outsourced information services	100	123	204	246
Depositor and other retail banking losses	49	40	104	80
Advertising and promotion	77	84	132	143
Professional fees	38	32	72	71
Other expense	328	327	642	646
Total noninterest expense	1,828	1,848	3,667	3,728
Income from continuing operations before income taxes	1,334	780	2,776	1,813
Income taxes	490	291	1,031	676
Income from continuing operations, net of taxes	844	489	1,745	1,137
Discontinued Operations
Loss from discontinued operations before income taxes	–	–	–	(32)
Gain on disposition of discontinued operations	–	–	–	676
Income taxes	–	–	–	245
Income from discontinued operations, net of taxes	–	–	–	399
Net Income	$844	$489	$1,745	$1,536

(This table is continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(This table is continued from the previous page.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Basic earnings per common share:
Income from continuing operations	$0.98	$0.57	$2.02	$1.32
Income from discontinued operations, net	–	–	–	0.46
Net Income	0.98	0.57	2.02	1.78
Diluted earnings per common share:
Income from continuing operations	0.95	0.55	1.97	1.29
Income from discontinued operations, net	–	–	–	0.45
Net Income	0.95	0.55	1.97	1.74
Dividends declared per common share	0.47	0.43	0.93	0.85
Basic weighted average number of common shares outstanding (in thousands)	865,221	860,496	865,078	861,898
Diluted weighted average number of common shares outstanding (in thousands)	887,250	883,414	888,020	884,940

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2005	December 31, 2004
	(dollars in millions)
Assets
Cash and cash equivalents	$4,614	$4,455
Federal funds sold and securities purchased under agreements to resell	625	82
Trading securities	5,687	5,588
Available-for-sale securities, total amortized cost of $18,999 and $19,047:
Mortgage-backed securities (including assets pledged of $5,360 and $5,716)	14,396	14,923
Investment securities (including assets pledged of $3,947 and $3,344)	4,852	4,296
Total available-for-sale securities	19,248	19,219
Loans held for sale	51,122	42,743
Loans held in portfolio	212,737	207,071
Allowance for loan and lease losses	(1,243)	(1,301)
Total loans held in portfolio, net of allowance for loan and lease losses	211,494	205,770
Investment in Federal Home Loan Banks	4,194	4,059
Mortgage servicing rights	5,730	5,906
Goodwill	6,196	6,196
Other assets	14,623	13,900
Total assets	$323,533	$307,918
Liabilities
Deposits:
Noninterest-bearing deposits	$35,518	$32,780
Interest-bearing deposits	148,799	140,878
Total deposits	184,317	173,658
Federal funds purchased and commercial paper	5,864	4,045
Securities sold under agreements to repurchase	14,089	15,944
Advances from Federal Home Loan Banks	71,534	70,074
Other borrowings	20,752	18,498
Other liabilities	4,627	4,473
Total liabilities	301,183	286,692
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 878,384,493 and 874,261,898 shares issued and outstanding	–	–
Capital surplus – common stock	3,449	3,350
Accumulated other comprehensive income (loss)	14	(76)
Retained earnings	18,887	17,952
Total stockholders’ equity	22,350	21,226
Total liabilities and stockholders’ equity	$323,533	$307,918

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)

			Accumulated
		Capital	Other
		Surplus-	Comprehensive
	Number of	Common	Income	Retained
	Shares	Stock	(Loss)	Earnings	Total
	(dollars in millions, shares in thousands)
BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	1,536	1,536
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	106	–	106
Net unrealized gain from cash flow hedging instruments	–	–	202	–	202
Minimum pension liability adjustment	–	–	(6)	–	(6)
Total comprehensive income					1,838
Cash dividends declared on common stock	–	–	–	(739)	(739)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	7.3	240	–	–	240
BALANCE, June 30, 2004	872.2	$3,210	$(222)	$17,381	$20,369
BALANCE, December 31, 2004	874.3	$3,350	$(76)	$17,952	$21,226
Comprehensive income:
Net income	–	–	–	1,745	1,745
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	46	–	46
Net unrealized gain from cash flow hedging instruments	–	–	44	–	44
Total comprehensive income					1,835
Cash dividends declared on common stock	–	–	–	(810)	(810)
Common stock repurchased and retired	(2.6)	(100)	–	–	(100)
Common stock issued	6.7	199	–	–	199
BALANCE, June 30, 2005	878.4	$3,449	$14	$18,887	$22,350

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$1,745	$1,536
Income from discontinued operations, net of taxes	–	(399)
Income from continuing operations	1,745	1,137
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	47	116
Gain from mortgage loans	(426)	(284)
Loss (gain) from available-for-sale securities	92	(62)
Revaluation loss (gain) from derivatives	7	(862)
Loss on extinguishment of borrowings	–	90
Depreciation and amortization	1,355	1,656
Provision for mortgage servicing rights (reversal) impairment	(177)	379
Stock dividends from Federal Home Loan Banks	(65)	(34)
Origination and purchases of loans held for sale, net of principal payments	(82,317)	(80,491)
Proceeds from sales of loans held for sale	72,838	71,930
Net decrease in trading securities	70	45
(Increase) decrease in other assets	(372)	376
Increase (decrease) in other liabilities	746	(688)
Net cash used by operating activities	(6,457)	(6,692)
Cash Flows from Investing Activities
Purchases of securities	(8,282)	(11)
Proceeds from sales and maturities of mortgage-backed securities	3,118	1,383
Proceeds from sales and maturities of other available-for-sale securities	3,339	16,848
Principal payments on securities	1,626	1,775
Purchases of Federal Home Loan Bank stock	(163)	(586)
Redemption of Federal Home Loan Bank stock	93	117
Origination and purchases of loans held in portfolio	(46,900)	(61,083)
Principal payments on loans held in portfolio	40,524	39,442
Proceeds from sales of loans held in portfolio	173	277
Proceeds from sales of foreclosed assets	214	245
Net increase in federal funds sold and securities purchased under agreements to resell	(543)	(51)
Purchases of premises and equipment, net	(242)	(363)
Proceeds from sale of discontinued operations, net of cash sold	–	1,223
Net cash used by investing activities	(7,043)	(784)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Six Months Ended June 30,
	2005	2004
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$10,659	$9,285
Decrease in short-term borrowings	(901)	(15,204)
Proceeds from long-term borrowings	5,646	2,025
Repayments of long-term borrowings	(2,456)	(2,233)
Proceeds from advances from Federal Home Loan Banks	45,684	43,695
Repayments of advances from Federal Home Loan Banks	(44,222)	(30,729)
Cash dividends paid on common stock	(810)	(739)
Repurchase of common stock	(100)	(712)
Other	159	203
Net cash provided by financing activities	13,659	5,591
Increase (decrease) in cash and cash equivalents	159	(1,885)
Cash and cash equivalents, beginning of period	4,455	7,018
Cash and cash equivalents, end of period	$4,614	$5,133
Noncash Activities
Loans exchanged for mortgage-backed securities	$668	$2,830
Real estate acquired through foreclosure	210	223
Cash Paid During the Year For
Interest on deposits	$1,439	$852
Interest on borrowings	1,519	1,104
Income taxes	1,109	1,058

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries (“Washington Mutual” or the “Company”). Washington Mutual’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently Adopted Accounting Standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 does not permit the carryover of any specific valuation allowances previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 85-24-1 (“FSP EITF 85-24-1”), Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge. FSP EITF 85-24-1 considers the appropriate accounting for cash received from a third party for a distributor’s right to future cash flows relating to distribution fees for shares previously sold. The FASB staff concluded that revenue recognition is appropriate when cash is received from a third party if the distributor no longer has any continuing involvement or recourse associated with the rights. The Company applied FSP EITF 85-24-1 as of April 1, 2005. The application of FSP EITF 85-24-1 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Stock-Based Compensation

In accordance with the transitional guidance of Statement of Financial Accounting Standards (“Statement”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002.  For such awards, fair value is estimated using a modified Black-Scholes model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2002, will continue to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma presentation of the impact these awards would have on the consolidated financial statements, if they were accounted for on the fair value basis, will continue to be disclosed in the Notes to Consolidated Financial Statements until the last of those awards vest in December 2005.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company’s net income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,_
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$844	$489	$1,745	$1,536
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	19	19	41	40
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(26)	(30)	(53)	(61)
Pro forma net income attributable to common stock	$837	$478	$1,733	$1,515
Net income per common share:
Basic:
As reported	$0.98	$0.57	$2.02	$1.78
Pro forma	0.97	0.55	2.00	1.76
Diluted:
As reported	0.95	0.55	1.97	1.74
Pro forma	0.94	0.54	1.95	1.71

Recently Issued Accounting Standards

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2005, Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005, with early application encouraged. The Company is evaluating the impact of FIN 47. At this time, the Company does not expect the application of FIN 47 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In May 2005, the FASB issued FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. The FASB directed its staff to issue this FSP to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the Board’s intent when FASB Statement No. 123R, Share-Based Payment, was issued. The guidance in this FSP shall be applied in accordance with the effective date and transition provisions of Statement No. 123R. The Company does not expect the application of FSP EITF 00-19-1 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2: Discontinued Operations

During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations and cash flows have been removed from the Company’s results of continuing operations for the six months ended June 30, 2004 on the Consolidated Statements of Income and Cash Flows. The results from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance Corporation.

Note 3: Earnings Per Share

Information used to calculate earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	865,221	860,496	865,078	861,898
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,665	13,580	13,468	13,093
Trust Preferred Income Equity Redeemable SecuritiesSM	9,364	9,338	9,474	9,949
Diluted weighted average number of common shares outstanding	887,250	883,414	888,020	884,940

For the three months and six months ended June 30, 2005, options to purchase an additional 8,777,042 and 8,730,564 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and six months ended June 30, 2004, options to purchase an additional 1,812,113 and 1,795,436 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion also would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2005, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4: Mortgage Banking Activities

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments:
Gain from home mortgage loans and originated mortgage-backed securities	$250	$113	$431	$284
Revaluation gain (loss) from derivatives	(79)	139	1	80
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	171	252	432	364
Home mortgage loan servicing revenue (expense):
Home mortgage loan servicing revenue, net(1)	527	472	1,038	979
Amortization of MSR	(564)	(546)	(1,133)	(1,296)
MSR valuation adjustments(2)	(77)	(51)	462	(657)
Revaluation gain (loss) from derivatives	61	(127)	96	1,141
Home mortgage loan servicing revenue (expense), net of hedging and derivative risk management instruments(3)	(53)	(252)	463	167
Total revenue from sales and servicing of home mortgage loans	$118	$–	$895	$531

(1)                 Includes late charges, prepayment fees and loan pool expenses, which represent the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff.

(2)                 Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or market value accounting methodology.

(3)                 Does not include the effects of other non-derivative instruments used by the Company as part of its overall MSR risk management program.

Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$542,797	$559,807	$540,392	$582,669
Home loans:
Additions	36,174	54,201	70,706	76,210
Loan payments and other	(35,689)	(56,388)	(68,550)	(102,447)
Net change in commercial real estate loans serviced for others	42	768	776	1,956
Balance, end of period	$543,324	$558,388	$543,324	$558,388

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the balance of mortgage servicing rights (“MSR”), net of the valuation allowance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$6,802	$5,239	$5,906	$6,354
Home loans:
Additions	555	874	1,044	1,115
Amortization	(564)	(546)	(1,133)	(1,296)
(Impairment) reversal	(250)	227	177	(379)
Statement No. 133 MSR accounting valuation adjustments	(813)	1,707	(268)	1,707
Net change in commercial real estate MSR	–	–	4	–
Balance, end of period(1)	$5,730	$7,501	$5,730	$7,501

(1)                 At June 30, 2005 and 2004, aggregate MSR fair value was $5.74 billion and $7.52 billion.

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$1,513	$3,035	$1,981	$2,435
Impairment (reversal)	250	(227)	(177)	379
Other-than-temporary impairment	(11)	(388)	(45)	(388)
Other	(6)	(3)	(13)	(9)
Balance, end of period	$1,746	$2,417	$1,746	$2,417

At June 30, 2005, the expected weighted average life of the Company’s MSR was 3.3 years. Projected amortization expense for the gross carrying value of MSR at June 30, 2005 is estimated to be as follows (in millions):

Remainder of 2005	$1,099
2006	1,641
2007	1,114
2008	801
2009	597
After 2009	2,224
Gross carrying value of MSR	7,476
Less: valuation allowance	(1,746)
Net carrying value of MSR	$5,730

The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of the second quarter of 2005. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5: Guarantees

The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan’s origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $536.56 billion and $533.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has accrued $194 million as of June 30, 2005 and $148 million as of December 31, 2004 to cover the estimated loss exposure related to the loan origination process defects that are inherent within this portfolio.

Note 6: Operating Segments

The Company has three operating segments for the purpose of management reporting: the Retail Banking and Financial Services Group, the Home Loans Group (previously called the “Mortgage Banking Group”) and the Commercial Group. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer.

The Retail Banking and Financial Services Group’s principal activities include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company’s portfolio of home loans held for investment. This segment’s home loan portfolio consists of home loan inter-segment purchases from the Home Loans Group and home loans purchased from secondary market participants, including home loans made to subprime borrowers.

The Home Loans Group’s principal activities include: (1) originating and servicing home loans; (2) buying and selling home loans in the secondary market; and (3) selling insurance-related products and participating in reinsurance activities with other insurance companies. For management reporting purposes, home loans originated by this segment are either transferred through inter-segment sales to the Retail Banking and Financial Services Group or are sold to secondary market participants. The segment typically retains the rights to service these loans and receives fees and other forms of remuneration for providing this service. The Home Loans Group performs servicing activities for substantially all of the Company’s home loans managed portfolio – whether the home loans are held for investment or have been sold on a servicing-retained basis to secondary market participants. Insurance products that complement the mortgage lending process, such as private mortgage insurance and property and casualty insurance, are also made available. This segment also manages the Company’s captive reinsurance activities.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Commercial Group’s principal activities include: (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; (2) originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; (3) providing financing to mortgage bankers for the origination of residential loan products; and (4) originating and servicing home loans made to subprime borrowers through the Company’s subsidiary, Long Beach Mortgage Company.

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources and accounting and finance functions to the extent not allocated to the business segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances, lower of cost or market adjustments and the write-off of inter-segment premiums associated with transfers of loans from the Retail Banking and Financial Services Group to the Home Loans Group when home loans previously designated as held for investment are moved to held for sale and all charges incurred from the Company’s cost containment initiative, which was a key initiative during 2004.

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management’s current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the “losses inherent in the loan portfolio” methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Home Loans Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Home Loans and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking and

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Services Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home loans are initiated through retail banking stores, while the Home Loans Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2005
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,384		$303		$349		$(225)	$115	(1)	$1,926
Provision for loan and lease losses	42		–		2		–	(13	)(2)	31
Noninterest income (expense)	751		618		72		(39)	(135	)(3)	1,267
Inter-segment revenue (expense)	11		(11)		–		–	–		–
Noninterest expense	1,173		574		195		96	(210	)(4)	1,828
Income (loss) before income taxes	931		336		224		(360)	203		1,334
Income taxes (benefit)	352		127		73		(133)	71	(5)	490
Net income (loss)	$579		$209		$151		$(227)	$132		$844
Performance and other data:
Efficiency ratio	48.61	%(6)	57.44	%(6)	39.15	%(6)	n/a	n/a		57.24	%(7)
Average loans	$181,396		$31,434		$47,233		n/a	$(1,541	)(8)	$258,522
Average assets	194,010		51,542		52,439		$24,598	(1,744	)(8)(9)	320,845
Average deposits	135,539		13,940		7,649		26,393	n/a		183,521
Loan volume	11,704		44,855		11,059		n/a	n/a		67,618
Employees at end of period	32,429		12,534		3,793		5,621	n/a		54,377

(1)                 Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(2)                 Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(3)                 Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. As the Home Loans Group holds no loans in portfolio, all loans originated and or purchased by this segment are considered to be salable for management reporting purposes.

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

(8)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)                 Includes the impact to the allowance for loan and lease losses of $203 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2004
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,224		$369		$342		$(247)	$106	(1)	$1,794
Provision for loan and lease losses	43		–		10		–	7	(2)	60
Noninterest income	703		208		102		24	(143	)(3)	894
Inter-segment revenue (expense)	7		(7)		–		–	–		–
Noninterest expense	1,113		666		149		130	(210	)(4)	1,848
Income (loss) before income taxes	778		(96)		285		(353)	166		780
Income taxes (benefit)	295		(37)		101		(132)	64	(5)	291
Net income (loss)	$483		$(59)		$184		$(221)	$102		$489
Performance and other data:
Efficiency ratio	50.87	%(6)	107.91	%(6)	26.89	%(6)	n/a	n/a		68.77	%(7)
Average loans	$158,966		$26,999		$38,496		n/a	$(1,553	)(8)	$222,908
Average assets	171,343		44,568		43,746		26,028	(1,745	)(8)(9)	283,940
Average deposits	128,680		19,837		6,898		9,391	n/a		164,806
Loan volume	14,988		56,219		8,314		n/a	n/a		79,521
Employees at end of period	29,533		18,630		3,477		5,634	n/a		57,274

(1)                 Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(2)                 Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(3)                 Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. As the Home Loans Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.

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

(8)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)                 Includes the impact to the allowance for loan and lease losses of $192 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2005
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,727		$589		$672		$(400)	$228	(1)	$3,816
Provision for loan and lease losses	78		–		4		–	(35	)(2)	47
Noninterest income (expense)	1,445		1,300		230		(104)	(197	)(3)	2,674
Inter-segment revenue (expense)	23		(23)		–		–	–		–
Noninterest expense	2,320		1,141		370		254	(418	)(4)	3,667
Income (loss) before income taxes	1,797		725		528		(758)	484		2,776
Income taxes (benefit)	679		274		177		(282)	183	(5)	1,031
Net income (loss)	$1,118		$451		$351		$(476)	$301		$1,745
Performance and other data:
Efficiency ratio	49.16	%(6)	55.60	%(6)	34.48	%(6)	n/a	n/a		56.49	%(7)
Average loans	$179,525		$29,609		$44,523		n/a	$(1,548	)(8)	$252,109
Average assets	192,254		50,288		49,558		$24,207	(1,763	)(8)(9)	314,544
Average deposits	134,268		13,526		7,479		24,103	n/a		179,376
Loan volume	24,197		83,353		19,583		n/a	n/a		127,133
Employees at end of period	32,429		12,534		3,793		5,621	n/a		54,377

(1)                 Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company’s Consolidated Statements of Income.  For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Home Loans Group.  Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(2)                 Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(3)                 Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income.  As the Home Loans Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.

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

(8)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)                 Includes the impact to the allowance for loan and lease losses of $215 million that results from the difference between the  long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the  “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2004
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,412		$657		$685		$(437)	$209	(1)	$3,526
Provision for loan and lease losses	101		–		26		–	(11	)(2)	116
Noninterest income (expense)	1,326		969		188		(45)	(307	)(3)	2,131
Inter-segment revenue (expense)	12		(12)		–		–	–		–
Noninterest expense	2,180		1,344		305		319	(420	)(4)	3,728
Income (loss) from continuing operations before income taxes	1,469		270		542		(801)	333		1,813
Income taxes (benefit)	556		102		190		(299)	127	(5)	676
Income (loss) from continuing operations, net of taxes	913		168		352		(502)	206		1,137
Income from discontinued operations, net of taxes	–		–		–		399	–		399
Net income (loss)	$913		$168		$352		$(103)	$206		$1,536
Performance and other data:
Efficiency ratio	51.29	%(6)	76.82	%(6)	28.20	%(6)	n/a	n/a		65.92	%(7)
Average loans	$154,171		$23,435		$37,740		n/a	$(1,529	)(8)	$213,817
Average assets	166,352		41,740		43,274		$28,014	(1,707	)(8)(9)	277,673
Average deposits	128,340		17,357		6,474		7,209	n/a		159,380
Loan volume	27,766		99,938		13,982		n/a	n/a		141,686
Employees at end of period	29,533		18,630		3,477		5,634	n/a		57,274

(1)                 Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services  Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting  purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are  purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(2)                 Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(3)                 Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. As the Home Loans Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.

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

(8)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)                 Includes the impact to the allowance for loan and lease losses of $178 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discontinued Operations

In January 2004, the Company sold its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. Accordingly, this former subsidiary is presented in this report as a discontinued operation with its results of operations and cash flows segregated from the Company’s results of continuing operations for the six months ended June 30, 2004 on the Consolidated Statements of Income and Cash Flows as well as the tables presented herein, unless otherwise noted.

Cautionary Statements

The Company’s Form 10-Q and other documents that it files with the Securities and Exchange Commission (“SEC”) have forward-looking statements. In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Management does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond management’s control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are:

•        Volatile interest rates impact the mortgage banking business and could adversely affect earnings;

•        Rising unemployment or a decrease in housing prices could adversely affect credit performance;

•        The potential for negative amortization in the option adjustable-rate mortgage product could have an adverse effect on the Company’s credit performance;

•        The Company faces competition from banking and nonbanking companies;

•        Changes in the regulation of financial services companies and housing government-sponsored enterprises, and in particular, declines in the liquidity of the mortgage loan secondary market, could adversely affect business;

•        General business and economic conditions, including movements in interest rates, the slope of the yield curve and the potential overextension of housing prices in certain geographic markets, may significantly affect the Company’s business activities and earnings; and,

•        Negative public opinion could damage the Company’s reputation and adversely affect earnings.

Overview

Net income for the second quarter of 2005 was $844 million, or $0.95 per diluted share, an increase from $489 million, or $0.55 per diluted share for the second quarter of 2004.

Net interest income was $1.93 billion for the second quarter of 2005, compared with $1.79 billion for the second quarter of 2004. The increase was primarily due to growth in the average total loan portfolio, which increased by 13% from June 30, 2004 to June 30, 2005 and contributed to a 16% increase in average total interest-earning assets during that period. A significant portion of the increase in net interest income that would otherwise have been realized from the growth in interest-earning assets was offset by contraction in the net interest margin. The net interest margin in the second quarter of 2005 was 2.66%, a decline of 7 basis points from the first quarter of 2005 and 20 basis points from 2.86% in the second quarter of 2004. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by increases in short-term interest rates since June of 2004. As domestic economic indicators continued to strengthen during 2004 and into the first half of 2005, the Federal Reserve initiated a series of 25 basis point increases in the targeted federal funds rate. This benchmark interest rate has increased from 1.00% in the second quarter of 2004 to 3.25% at the end of the second quarter of 2005. These increases have gradually shifted the Federal Reserve’s monetary policy from a position that provided a stimulus effect on the domestic economy towards a more neutral fiscal policy that reduces the potential threat of inflation. The Federal Reserve has recently indicated that the federal funds rate is likely to continue its upward migration until it reaches a point that neither stimulates nor hinders economic forces. Thus, the measured pace of federal funds rate increases is likely to continue until that point is attained. Since our adjustable-rate home loans and securities reprice to current market rates more slowly than our wholesale borrowing sources, the Company expects the net interest margin will continue to be pressured until short-term interest rates stabilize.

Downward pressure on the net interest margin from this disparity in repricing speeds was partially mitigated by the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. The average balance of home equity loans and lines of credit was $47.20 billion in the second quarter of 2005, an increase of $13.48 billion, or 40% from the second quarter of 2004, while the yield on this portfolio increased from 4.53% to 5.71%. Additionally, the margin benefited from the partial restructuring of the available-for-sale securities portfolio in the first quarter of 2005, which resulted in the sale of approximately $3 billion of lower-yielding debt securities and the subsequent purchase of securities with comparatively higher yields.

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $403 million for the second quarter of 2005, an increase from zero in the second quarter of 2004. The increase was the result of a more benign interest-rate environment in the second quarter of 2005, compared with the same period in 2004, and the restructuring of the Company’s MSR risk management portfolio, which had the collective effect of reducing the earnings volatility of the MSR asset. The portfolio now encompasses a broader array of instruments such as principal-only mortgage-backed securities, forward commitments to purchase and sell mortgage-backed securities, and other derivative instruments. This change in the mix of risk management instruments has had the cumulative effect of reducing the Company’s exposure to fluctuations between interest rate movements in LIBOR-based interest rate contracts and changes in mortgage interest rates.

The continuing strength in the U.S. housing market fueled strong customer demand for fixed-rate mortgages and the Company’s option adjustable-rate mortgage product (“Option ARM”). The sustained liquidity of this product in the secondary market enabled the Company to designate approximately $14.3 billion of Option ARM volume for sale during the quarter, while still retaining over $5 billion of volume within the home loan portfolio. Additionally, as part of the Company’s proactive approach to managing its credit risk profile, the Company transferred approximately $2.9 billion of Option ARMs from the loan portfolio to loans held for sale during the second quarter. This transfer more closely aligns the product profitability of the Option ARM loan portfolio to the Company’s current risk-adjusted return on equity targets.

During the first half of 2005, the spread between short-term and long-term interest rates compressed, resulting in a flattening of the yield curve. Generally, as the yield curve flattens, fixed-rate mortgages become more attractive to U.S. consumers for the financing of home purchases. Additionally, consumers with existing adjustable-rate loans are more inclined to refinance their mortgages into fixed-rate products. As the Company typically sells its fixed-rate loan production in the secondary market, the growth rate of the Company’s home loan portfolio may be slower in future periods if the yield curve continues to flatten.

The Company continues to grow its retail banking business by opening new stores and enhancing its products and services. Since the beginning of the year, the Company has opened 59 new stores, with a revised target of opening an overall total of 200 to 225 stores within its existing markets during 2005. During the second quarter of 2005, depositor and other retail banking fees increased 7% from the same period in the prior year, driven by an increase in the number of noninterest-bearing checking accounts as well as an increase in debit card interchange and ATM-related income. The number of noninterest-bearing checking accounts at June 30, 2005 totaled approximately 7.4 million, compared with approximately 6.8 million at June 30, 2004. Total net retail deposit accounts, which consist of checking, savings and time deposit accounts for consumers and small businesses, increased more than 504,000 during the second quarter of 2005.

Noninterest expense was $1.8 billion for the second quarter, a decrease of $20 million from the second quarter of 2004. This decrease is attributable to the Company’s progress in productivity improvements and its continuous focus on expense management discipline.

On June 5, 2005 the Company and Providian Financial Corporation entered into a definitive agreement that would result in the merger of Providian with and into Washington Mutual, Inc., with Washington Mutual, Inc. as the surviving corporation in the merger. This merger is expected to be completed during the fourth quarter of 2005. Subject to the terms and conditions of the agreement, including the approval of Providian common shareholders, such shareholders will receive consideration based on a fixed exchange ratio of 0.45 Washington Mutual shares for each Providian share. The purchase price will be distributed to Providian shareholders in a combination of stock and cash.

Controls and Procedures

The Company’s management, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the

Company’s internal control over financial reporting. For additional discussion of the Company’s internal controls over financial reporting, refer to the Company’s 2004 Annual Report on Form 10-K, “Management’s Report on Internal Control Over Financial Reporting.”

Critical Accounting Policies

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of June 30, 2005.

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the Company has identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of its Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of its Consolidated Financial Statements. These policies relate to the valuation of its MSR and the methodology that determines its allowance for loan and lease losses.

Management has discussed the development and selection of these critical accounting policies with the Company’s Audit Committee. These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of the original Statement of Financial Accounting Standards (“Statement”) No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption will be fully vested by the end of this year, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In March 2005, Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005, with early application encouraged. The Company is evaluating the impact of FIN 47. At this time, the Company does not expect the application of FIN 47 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In May 2005, the FASB issued FASB Staff Position Emerging Issues Task Force (“FSP EITF 00-19-1”), Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. The FASB directed its staff to issue this FSP to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the Board’s intent when FASB Statement No. 123R, Share-Based Payment, was issued. The guidance in this FSP shall be applied in accordance with the effective date and transition provisions of Statement No. 123R. The Company does not expect the application of FSP EITF 00-19-1 to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,926	$1,794	$3,816	$3,526
Net interest margin	2.66%	2.86%	2.69%	2.88%
Noninterest income	$1,267	$894	$2,674	$2,131
Noninterest expense	1,828	1,848	3,667	3,728
Net income	844	489	1,745	1,536
Basic earnings per common share:
Income from continuing operations	$0.98	$0.57	$2.02	$1.32
Income from discontinued operations, net	–	–	–	0.46
Net income	0.98	0.57	2.02	1.78
Diluted earnings per common share:
Income from continuing operations	0.95	0.55	1.97	1.29
Income from discontinued operations, net	–	–	–	0.45
Net income	0.95	0.55	1.97	1.74
Basic weighted average number of common shares outstanding (in thousands)	865,221	860,496	865,078	861,898
Diluted weighted average number of common shares outstanding (in thousands)	887,250	883,414	888,020	884,940
Dividends declared per common share	$0.47	$0.43	$0.93	$0.85
Return on average assets(1)	1.05%	0.69%	1.11%	1.11%
Return on average common equity(1)	15.33	9.63	15.98	15.21
Efficiency ratio(2)	57.24	68.77	56.49	65.92
Asset Quality
Nonaccrual loans(3)(4)	$1,463	$1,396	$1,463	$1,396
Foreclosed assets(4)	256	286	256	286
Total nonperforming assets(3)(4)	1,719	1,682	1,719	1,682
Nonperforming assets/total assets(3)(4)	0.53%	0.60%	0.53%	0.60%
Restructured loans(4)	$25	$79	$25	$79
Total nonperforming assets and restructured loans(3)(4)	1,744	1,761	1,744	1,761
Allowance for loan and lease losses(4)	1,243	1,293	1,243	1,293
Allowance as a percentage of total loans held in portfolio(4)	0.58%	0.66%	0.58%	0.66%
Provision for loan and lease losses	$31	$60	$47	$116
Net charge-offs	39	24	77	70
Capital Adequacy(4)
Stockholders’ equity/total assets	6.91%	7.31%	6.91%	7.31%
Tangible common equity(5)/total tangible assets(5)	5.13	5.32	5.13	5.32
Estimated total risk-based capital/risk-weighted assets(6)	11.10	10.39	11.10	10.39
Per Common Share Data
Book value per common share(4)(7)	$25.62	$23.51	$25.62	$23.51
Market prices:
High	42.73	44.25	42.73	45.28
Low	37.78	38.47	37.78	38.47
Period end	40.69	38.64	40.69	38.64

(1)                 Includes income from continuing and discontinued operations for the six months ended June 30, 2004.

(2)                 The efficiency ratio is defined as noninterest expense, divided by total revenue (net interest income and noninterest income).

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

(7)                 Excludes 6 million shares held in escrow at June 30, 2005 and 2004.

Summary Financial Data (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$44,884	$33,096	$41,613	$28,780
Total loans held in portfolio	213,638	189,812	210,496	185,037
Total interest-earning assets	290,876	251,264	284,016	245,621
Total assets	320,845	283,940	314,544	277,673
Total interest-bearing deposits	149,144	127,670	145,910	125,503
Total noninterest-bearing deposits	34,377	37,136	33,466	33,877
Total stockholders’ equity	22,014	20,288	21,848	20,188
Period-end balance sheet:
Loans held for sale	51,122	27,795	51,122	27,795
Loans held in portfolio, net of allowance for loan and lease losses	211,494	193,250	211,494	193,250
Total assets	323,533	278,544	323,533	278,544
Total deposits	184,317	162,466	184,317	162,466
Total stockholders’ equity	22,350	20,369	22,350	20,369
Loan volume:
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs	19,564	16,420	35,208	29,685
Other ARMs	367	1,026	1,341	1,529
Total short-term adjustable-rate loans	19,931	17,446	36,549	31,214
Medium-term adjustable-rate loans(2)	13,388	17,536	26,796	30,350
Fixed-rate loans	20,082	28,170	37,806	52,087
Total home loan volume(3)	53,401	63,152	101,151	113,651
Total loan volume	67,618	79,521	127,133	141,686
Home loan refinancing(4)	27,583	40,201	56,224	73,434
Total refinancing(4)	28,771	42,244	58,474	77,171

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

(3)                 Includes specialty mortgage finance loans which represent purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage Company. Specialty mortgage finance loan originations were $8.8 billion and $7.3 billion for the three months ended June 30, 2005 and 2004 and $16.4 billion and $14.4 billion for the six months ended June 30, 2005 and 2004.

(4)                 Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

Net Interest Income

Net interest income increased $132 million, or 7%, for the three months ended June 30, 2005, compared with the same period in 2004 and $290 million, or 8%, for the six months ended June 30, 2005, compared with the same period in 2004. The increase resulted primarily from growth in home equity loans and lines of credit and loans held for sale balances, which contributed to a 16% increase in average total interest-earning assets. A significant portion of the increase in net interest income that would otherwise have been realized from the growth in interest-earning assets was offset by compression in the net interest margin, which was 2.66% and 2.69% for the three and six months ended June 30, 2005, down 20 and 19 basis points from 2.86% and 2.88% for the same periods in 2004. Compression in the net interest margin was due primarily to an increase in the cost of funds from wholesale borrowings, which outpaced the increase in yields from interest-earning assets.

Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes increased net interest income by $13 million and $31 million for the three and six months ended June 30, 2005, compared with a decrease of $68 million and $190 million for the same periods in 2004.

Detailed average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2005			2004
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,972	2.96%	$15	$1,030	1.14%	$3
Trading securities	6,252	5.85	91	1,284	6.68	21
Available-for-sale securities(1):
Mortgage-backed securities	15,065	4.67	176	9,887	3.92	97
Investment securities	4,764	4.84	58	11,975	2.76	83
Loans held for sale(2)	44,884	5.13	576	33,096	4.91	406
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	111,272	4.80	1,336	105,360	4.12	1,086
Specialty mortgage finance(4)	20,913	5.20	272	15,361	4.77	183
Total home loans	132,185	4.87	1,608	120,721	4.20	1,269
Home equity loans and lines of credit	47,200	5.71	672	33,716	4.53	381
Home construction(5)	2,047	6.43	33	2,510	5.28	33
Multi-family	23,715	5.17	307	20,809	4.97	259
Other real estate	5,092	6.50	83	6,502	6.05	98
Total loans secured by real estate	210,239	5.14	2,703	184,258	4.43	2,040
Consumer	722	10.75	19	927	9.92	23
Commercial business	2,677	4.69	32	4,627	4.11	48
Total loans held in portfolio	213,638	5.16	2,754	189,812	4.45	2,111
Other	4,301	3.45	36	4,180	2.97	31
Total interest-earning assets	290,876	5.10	3,706	251,264	4.38	2,752
Noninterest-earning assets:
Mortgage servicing rights	6,195			7,128
Goodwill	6,196			6,196
Other assets	17,578			19,352
Total assets	$320,845			$283,940

(This table is continued on the next page.)

(1)                 The average balance and yield are based on average amortized cost balances.

(2)                 Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $100 million and $98 million for the three months ended June 30, 2005 and 2004.

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$47,654	1.86%	$221	$65,468	1.28%	$208
Savings and money market deposits	41,424	1.60	165	29,328	0.82	60
Time deposits	60,066	3.10	466	32,874	2.31	190
Total interest-bearing deposits	149,144	2.28	852	127,670	1.44	458
Federal funds purchased and commercial paper	2,749	3.09	21	3,029	1.07	8
Securities sold under agreements to repurchase	16,390	3.13	130	17,004	2.28	98
Advances from Federal Home Loan Banks	69,512	3.21	563	59,233	1.88	281
Other	21,491	4.00	214	12,774	3.56	113
Total interest-bearing liabilities	259,286	2.74	1,780	219,710	1.74	958
Noninterest-bearing sources:
Noninterest-bearing deposits	34,377			37,136
Other liabilities	5,168			6,806
Stockholders’ equity	22,014			20,288
Total liabilities and stockholders’ equity	$320,845			$283,940
Net interest spread and net interest income		2.36	$1,926		2.64	$1,794
Impact of noninterest-bearing sources		0.30			0.22
Net interest margin		2.66			2.86

	Six Months Ended June 30,
	2005			2004
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,665	2.80%	$24	$1,028	1.24%	$6
Trading securities	5,984	5.70	170	1,256	7.29	46
Available-for-sale securities(1):
Mortgage-backed securities	15,275	4.56	348	9,943	4.14	205
Investment securities	4,696	4.64	109	15,524	3.08	239
Loans held for sale(2)	41,613	5.03	1,047	28,780	5.13	738
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	110,705	4.69	2,599	104,025	4.18	2,174
Specialty mortgage finance(4)	19,740	5.13	506	14,689	4.98	366
Total home loans	130,445	4.76	3,105	118,714	4.28	2,540
Home equity loans and lines of credit	45,947	5.54	1,266	31,489	4.62	725
Home construction(5)	2,144	6.09	65	2,413	5.30	64
Multi-family	23,194	5.09	590	20,592	5.02	517
Other real estate	5,257	6.26	164	6,546	5.91	194
Total loans secured by real estate	206,987	5.02	5,190	179,754	4.50	4,040
Consumer	746	10.62	40	962	10.04	48
Commercial business	2,763	4.94	68	4,321	4.15	91
Total loans held in portfolio	210,496	5.04	5,298	185,037	4.52	4,179
Other	4,287	3.33	71	4,053	2.98	60
Total interest-earning assets	284,016	4.98	7,067	245,621	4.46	5,473
Noninterest-earning assets:
Mortgage servicing rights	6,143			6,500
Goodwill	6,196			6,196
Other assets	18,189			19,356
Total assets	$314,544			$277,673

(This table is continued on the next page.)

(1)                 The average balance and yield are based on average amortized cost balances.

(2)                 Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $179 million and $172 million for the six months ended June 30, 2005 and 2004.

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$48,780	1.74%	$421	$66,449	1.24%	$422
Savings and money market deposits	41,709	1.51	312	28,122	0.79	110
Time deposits	55,421	2.95	815	30,932	2.39	369
Total interest-bearing deposits	145,910	2.13	1,548	125,503	1.44	901
Federal funds purchased and commercial paper	3,116	2.75	43	3,261	1.07	18
Securities sold under agreements to repurchase	16,505	2.89	240	19,479	2.08	205
Advances from Federal Home Loan Banks	68,059	3.02	1,032	56,077	2.07	586
Other	19,954	3.90	388	13,403	3.56	237
Total interest-bearing liabilities	253,544	2.57	3,251	217,723	1.79	1,947
Noninterest-bearing sources:
Noninterest-bearing deposits	33,466			33,877
Other liabilities	5,686			5,885
Stockholders’ equity	21,848			20,188
Total liabilities and stockholders’ equity	$314,544			$277,673
Net interest spread and net interest income		2.41	$3,816		2.67	$3,526
Impact of noninterest-bearing sources		0.28			0.21
Net interest margin		2.69			2.88

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$118	$–	–%	$895	$531	69%
Depositor and other retail banking fees	540	507	7	1,030	969	6
Securities fees and commissions	112	105	7	223	212	5
Insurance income	47	57	(17)	93	118	(21)
Portfolio loan related income	96	103	(7)	181	190	(5)
Trading securities income	285	5	–	186	13	–
Gain (loss) from other available-for-sale securities	25	41	(39)	(97)	62	–
Loss on extinguishment of borrowings	–	(1)	–	–	(90)	(100)
Other income	44	77	(43)	163	126	29
Total noninterest income	$1,267	$894	42	$2,674	$2,131	26

Revenues from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments :
Gain from home mortgage loans and originated mortgage-backed securities	$250	$113	122%	$431	$284	52%
Revaluation gain (loss) from derivatives	(79)	139	–	1	80	(98)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	171	252	(32)	432	364	19
Home mortgage loan servicing revenue (expense):
Home mortgage loan servicing revenue, net(1)	527	472	12	1,038	979	6
Amortization of MSR	(564)	(546)	3	(1,133)	(1,296)	(13)
MSR valuation adjustments(2)	(77)	(51)	51	462	(657)	–
Revaluation gain (loss) from derivatives	61	(127)	–	96	1,141	(92)
Home mortgage loan servicing revenue (expense), net of hedging and derivative risk management instruments	(53)	(252)	(79)	463	167	178
Total revenue from sales and servicing of home mortgage loans	118	–	–	895	531	69
Impact of other MSR risk management instruments:
Revaluation gain from certain trading securities	259	–	–	151	–	–
Gain (loss) from certain available-for-sale securities	26	–	–	(18)	5	–
Total impact of other MSR risk management instruments	285	–	–	133	5	–
Total revenue from sales and servicing of home mortgage loans and all MSR risk management instruments	$403	$–	–	$1,028	$536	92

(1)                 Includes late charges, prepayment fees and loan pool expenses, which represent the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff.

(2)                 Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or market value accounting methodology.

The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities, and amortization of the MSR during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
MSR Risk Management and Amortization:
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	$(813)	$1,707	$(268)	$1,707
Amortization of MSR	(564)	(546)	(1,133)	(1,296)
(Impairment) reversal	(250)	227	177	(379)
Net change in MSR valuation	(1,627)	1,388	(1,224)	32
Gain (loss) on MSR hedging and risk management instruments:
Statement No. 133 fair value hedging adjustments	986	(1,985)	553	(1,985)
Revaluation gain (loss) from derivatives	61	(127)	96	1,141
Revaluation gain from certain trading securities	259	–	151	–
Gain (loss) from certain available-for-sale securities	26	–	(18)	5
Total gain (loss) on MSR hedging and risk management instruments	1,332	(2,112)	782	(839)
Total MSR risk management and amortization	$(295)	$(724)	$(442)	$(807)

The improvement in total MSR risk management and amortization results for the three and six months ended June 30, 2005, compared with the same periods in 2004, was due to a more benign interest-rate environment and the restructuring of the MSR risk management portfolio, which collectively reduced the earnings volatility associated with the MSR risk management program. During the latter part of 2004, the Company altered the composition of its MSR hedging and risk management instruments in order to reduce its exposure to basis risk by increasing its usage of derivatives and principal-only mortgage-backed securities (whose valuation changes are derived from fluctuations in mortgage interest rates), while reducing its reliance on LIBOR-based interest rate contracts. As these securities are non-derivative financial instruments, they cannot be designated as fair value hedging instruments under Statement No. 133 and thus represent economic hedges that are included in the above table as MSR risk management instruments.

The following tables reconcile the gain (losses) on investment securities that are designated as MSR risk management instruments to the gains and losses on investment securities that are reported within noninterest income during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Gain from securities:
Gain from certain trading securities	$259	$26	$285	$151	$35	$186
Gain (loss) from certain available-for-sale securities	26	(1)	25	(18)	(79)	(97)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Gain from securities:
Gain from certain available-for-sale securities	$–	$41	$41	$5	$57	$62

In evaluating the MSR for impairment, loans are stratified in the servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At June 30, 2005, loans in the servicing portfolio were stratified as follows:

		June 30, 2005
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,393	$124	$1,269	$1,269
Government-sponsored enterprises	6.00% and below	2,721	464	2,257	2,257
Government-sponsored enterprises	6.01% to 7.49%	1,143	553	590	590
Government-sponsored enterprises	7.50% and above	124	46	78	78
Government	6.00% and below	465	121	344	344
Government	6.01% to 7.49%	395	188	207	207
Government	7.50% and above	145	55	90	90
Private	6.00% and below	448	64	384	384
Private	6.01% to 7.49%	238	93	145	145
Private	7.50% and above	69	24	45	45
Total primary servicing		7,141	1,732	5,409	5,409
Master servicing	All loans	112	–	112	117
Subprime	All loans	187	14	173	173
Multi-family	All loans	36	–	36	39
Total		$7,476	$1,746	$5,730	$5,738

At June 30, 2005, key economic assumptions and the sensitivity to immediate changes in those assumptions of the fair value of home loan MSRs were as follows:

	June 30, 2005
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types
	(dollars in millions)
Fair value of home loan MSR	$3,566	$574	$1,269
Expected weighted-average life (in years)	3.7	3.4	2.6
Constant prepayment rate(1)	20.94%	23.10%	30.58%
Impact on fair value of 25% decrease	$746	$124	$306
Impact on fair value of 50% decrease	1,792	300	780
Impact on fair value of 25% increase	(556)	(92)	(214)
Impact on fair value of 50% increase	(984)	(162)	(373)
Discounted cash flow rate	8.06%	9.60%	9.43%
Impact on fair value of 25% decrease	$225	$38	$65
Impact on fair value of 50% decrease	486	84	139
Impact on fair value of 25% increase	(196)	(33)	(58)
Impact on fair value of 50% increase	(367)	(61)	(109)

(1)                 Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company’s determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2004 Annual Report on Form 10-K for further discussion of how MSR fair value is measured.

The Company recorded gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, of $171 million and $432 million for the three and six months ended June 30, 2005, compared with a net gain of $252 million and $364 million for the same periods in 2004. The decrease for the three months ended June 30, 2005 compared with the same period in the previous year was a result of interest rate fluctuations affecting the value of the derivative risk management instruments acquired to mitigate fair value changes in loans held for sale. During the second quarter of 2005, declining long-term interest rates lowered the value of these instruments, while the opposite trend occurred in the second quarter of 2004, causing an increase in value of these instruments. An increase in gain from home mortgage loans and originated mortgage-backed securities for both the three and six months ended June 30, 2005 primarily and more than offset the decline in value of the risk management instruments in those respective periods, which was driven by the sale of the Company’s Option ARM product. Strong customer demand and the enhanced liquidity of this product allowed the Company to sell a larger portion of these loans to the secondary market.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved (“nonqualifying” loans held for sale) are recorded at the lower of cost or market value. This accounting model requires declines in the cost basis of the nonqualifying loans to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of the nonqualifying loans must be recognized in earnings as those changes occur. At June 30, 2005, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $270 million.

All Other Noninterest Income Analysis

The increases in depositor and other retail banking fees for the three and six months ended June 30, 2005, compared with the same periods in 2004, were largely due to increased debit card interchange and ATM-related income and higher volumes of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at June 30, 2005 totaled approximately 7.4 million, compared with approximately 6.8 million at June 30, 2004.

The decrease in insurance income for the three and six months ended June 30, 2005, compared with the same periods in 2004, was primarily due to a decline in mortgage-related insurance income, as increases in loan prepayment levels outpaced the level of mortgage-related insurance generated from new loan volume during the first half of 2005.

During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate Federal Home Loan Bank (“FHLB”) advances, resulting in a loss of $90 million. This transaction reduced the Company’s wholesale borrowing costs.

Other income decreased during the three months ended June 30, 2005, compared with the same period in 2004. The difference was predominantly due to a $21 million revaluation loss in the current quarter on derivatives held for asset/liability interest-rate risk management purposes and a $32 million gain on the sale of multi-family loans in the second quarter of 2004. Other income increased during the six months ended June 30, 2005 primarily due to the sale of a real estate investment property in the first quarter of 2005, which resulted in a gain of $59 million.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Compensation and benefits	$886	$849	4%	$1,761	$1,748	1%
Occupancy and equipment	350	393	(11)	752	794	(5)
Telecommunications and outsourced information services	100	123	(19)	204	246	(17)
Depositor and other retail banking losses	49	40	21	104	80	29
Advertising and promotion	77	84	(9)	132	143	(7)
Professional fees	38	32	17	72	71	1
Postage	62	58	6	125	116	8
Loan expense	22	23	(5)	45	52	(12)
Other expense	244	246	–	472	478	(2)
Total noninterest expense	$1,828	$1,848	(1)	$3,667	$3,728	(2)

Occupancy and equipment decreased for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily due to a decrease in both depreciation expense and losses on disposal of assets. This decline was primarily the result of the Company’s successful efforts to improve the cost structure of the mortgage banking business.

Telecommunications and outsourced information services expense decreased for the three and six months ended June 30, 2005, compared with the same periods in 2004 primarily due to negotiated reductions in vendor charges and lower costs due to the consolidation of information system platforms.

The increase in depositor and other retail banking losses for the three and six months ended June 30, 2005, was primarily due to an increase in debit card and check fraud.

Review of Financial Condition

Securities

Securities consisted of the following:

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$128	$—	$(1)	$127
Agency	10,740	120	(26)	10,834
Private issue	3,355	86	(6)	3,435
Total mortgage-backed securities	14,223	206	(33)	14,396
Investment securities:
U.S. Government	443	12	(1)	454
Agency	3,789	44	(1)	3,832
Other debt securities	451	17	(1)	467
Equity securities	93	6	—	99
Total investment securities	4,776	79	(3)	4,852
Total available-for-sale securities	$18,999	$285	$(36)	$19,248

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$—	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728
Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	—	(18)	976
Agency	2,796	36	(4)	2,828
Other debt securities	373	18	—	391
Equity securities	95	7	(1)	101
Total investment securities	4,258	61	(23)	4,296
Total available-for-sale securities	$19,047	$221	$(49)	$19,219

The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Available-for-sale securities
Realized gross gains	$105	$123	$139	$198
Realized gross losses	(78)	(82)	(231)	(136)
Realized net gain (loss)	$27	$41	$(92)	$62

Loans

Loans held in portfolio consisted of the following:

	June 30, 2005	December 31, 2004
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$66,533	$66,310
Other ARMs	10,903	9,065
Total short-term adjustable-rate loans	77,436	75,375
Medium-term adjustable-rate loans(3)	43,499	45,197
Fixed-rate loans	8,638	8,562
Total home loans(4)	129,573	129,134
Home equity loans and lines of credit	48,449	43,650
Home construction(5)	2,037	2,344
Multi-family	24,240	22,282
Other real estate	4,915	5,664
Total loans secured by real estate	209,214	203,074
Consumer	703	792
Commercial business	2,820	3,205
Total loans held in portfolio	$212,737	$207,071

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)                 At June 30, 2005, the total amount by which the unpaid principal balance (“UPB”) of Option ARM loans exceeded their original principal amount was $34 million, of which $26 million related to borrowers whose last payment made during the second quarter of 2005 did not fully cover accrued interest for the period, thereby increasing the UPB, and $8 million related to borrowers whose last payment made during the second quarter of 2005 was at least sufficient to cover the accrued interest for the period.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)                 Includes specialty mortgage finance loans which represents purchased subprime loan portfolios and certain mortgages originated by Long Beach Mortgage Company. Specialty mortgage finance loans were $20.17 billion and $19.18 billion at June 30, 2005 and December 31, 2004.

(5)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

Loans held in portfolio increased predominantly due to an increase in home equity loans and lines of credit and multi-family lending.

Other Assets

Other assets consisted of the following:

	June 30, 2005	December 31, 2004
	(in millions)
Premises and equipment	$3,082	$3,140
Investment in bank-owned life insurance	2,733	2,678
Accrued interest receivable	1,717	1,428
Foreclosed assets	256	261
Other intangible assets	168	195
Derivatives	1,185	893
Accounts receivable	3,455	3,917
Other	2,027	1,388
Total other assets	$14,623	$13,900

Deposits

Deposits consisted of the following:

	June 30, 2005	December 31, 2004
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$19,093	$17,463
Interest bearing	46,031	51,099
Total checking deposits	65,124	68,562
Savings and money market deposits	34,514	36,836
Time deposits	36,162	27,268
Total retail deposits	135,800	132,666
Commercial business deposits	9,648	7,611
Wholesale deposits	23,638	18,448
Custodial and escrow deposits(1)	15,231	14,933
Total deposits	$184,317	$173,658

(1)      Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was driven by an increase in the number of individual and small business checking accounts. Interest-bearing checking, savings and money market deposits decreased as customers shifted from Platinum checking and savings accounts to time deposits. The increase in time deposits reflects renewed customer interest as a result of higher interest rates offered for these products. Wholesale deposits increased 28% from year-end 2004, due predominantly to an increase in institutional investor certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 73% of retail deposits at June 30, 2005, compared with 79% at year-end 2004. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At June 30, 2005, deposits funded 57% of total assets, compared with 56% at December 31, 2004.

Borrowings

At June 30, 2005, the Company’s borrowings were largely comprised of advances from the FHLBs of San Francisco and Seattle and repurchase agreements. Advances from the San Francisco FHLB represented 85% of total FHLB advances at June 30, 2005. The mix of borrowing sources at any given time is dependent on market conditions.

Operating Segments

The Company has three operating segments for the purpose of management reporting: the Retail Banking and Financial Services Group, the Home Loans Group (previously called the “Mortgage Banking Group”) and the Commercial Group. Refer to Note 7 to the Consolidated Financial Statements – “Operating Segments” for information regarding the key elements of management reporting methodologies used to measure segment performance.

The Company serves the needs of its 11.8 million consumer households through multiple distribution channels including 1,997 retail banking stores, 482 lending stores and centers, 3,430 ATMs, correspondent lenders, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking and Financial Services Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$1,384	$1,224	13%	$2,727	$2,412	13%
Provision for loan and lease losses	42	43	(2)	78	101	(22)
Noninterest income	751	703	7	1,445	1,326	9
Inter-segment revenue	11	7	56	23	12	79
Noninterest expense	1,173	1,113	5	2,320	2,180	6
Income before income taxes	931	778	20	1,797	1,469	23
Income taxes	352	295	20	679	556	22
Net income	$579	$483	20	$1,118	$913	23
Performance and other data:
Efficiency ratio(1)	48.61%	50.87%	(4)	49.16%	51.29%	(4)
Average loans	$181,396	$158,966	14	$179,525	$154,171	16
Average assets	194,010	171,343	13	192,254	166,352	16
Average deposits	135,539	128,680	5	134,268	128,340	5
Loan volume	11,704	14,988	(22)	24,197	27,766	(13)
Employees at end of period	32,429	29,533	10	32,429	29,533	10

(1)                 The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The increases in net interest income were primarily due to higher average balances of home loans and home equity loans and lines of credit, substantially offset by higher funding costs resulting from increasing short-term interest rates.

The increases in noninterest income were primarily due to growth in depositor and other retail banking fees that resulted from growth in the number of retail checking accounts, higher debit card interchange and ATM-related fees, and from an increase in advisory fee income earned from managing the Company’s proprietary mutual fund family. Noninterest-bearing retail checking accounts totaled approximately 7.4 million at June 30, 2005, an increase of 589,000, or 9%, from June 30, 2004.

The increases in noninterest expense were primarily due to higher employee compensation and benefits expense and occupancy and equipment expense. These increases are attributable to the continued expansion of the Group’s distribution network, which included the opening of 29 net new retail banking stores in the second quarter of 2005 and a total of 181 net new retail banking stores in the preceding twelve months.

Home Loans Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$303	$369	(18)%	$589	$657	(10)%
Noninterest income	618	208	197	1,300	969	34
Inter-segment expense	11	7	56	23	12	79
Noninterest expense	574	666	(14)	1,141	1,344	(15)
Income (loss) before income taxes	336	(96)	–	725	270	168
Income taxes (benefit)	127	(37)	–	274	102	168
Net income (loss)	$209	$(59)	–	$451	$168	168
Performance and other data:
Efficiency ratio(1)	57.44%	107.91%	(47)	55.60%	76.82%	(28)
Average loans	$31,434	$26,999	16	$29,609	$23,435	26
Average assets	51,542	44,568	16	50,288	41,740	20
Average deposits	13,940	19,837	(30)	13,526	17,357	(22)
Loan volume	44,855	56,219	(20)	83,353	99,938	(17)
Employees at end of period	12,534	18,630	(33)	12,534	18,630	(33)

(1)                 The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The decreases in net interest income were substantially due to higher funding costs resulting from increasing short-term interest rates, largely offset by increased interest income from higher average balances of investment securities held for MSR risk management and loans held for sale.

The increases in noninterest income were primarily due to improved performance of the MSR asset and the corresponding hedging and risk management instruments, which reflects the Company’s restructuring of the MSR risk management portfolio during the latter part of 2004.

The decreases in noninterest expense were primarily due to lower technology expense, occupancy and equipment expense, and employee compensation and benefits expense. These decreases resulted from the consolidation of various locations and functions, the conversion to a single loan servicing platform during the second half of 2004 and headcount reductions, which decreased to 12,534 at June 30, 2005 from 18,630 at June 30, 2004.

Commercial Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$349	$342	2%	$672	$685	(2)%
Provision for loan and lease losses	2	10	(79)	4	26	(86)
Noninterest income	72	102	(29)	230	188	23
Noninterest expense	195	149	31	370	305	21
Income before income taxes	224	285	(21)	528	542	(2)
Income taxes	73	101	(27)	177	190	(7)
Net income	$151	$184	(18)	$351	$352	–
Performance and other data:
Efficiency ratio(1)	39.15%	26.89%	46	34.48%	28.20%	22
Average loans	$47,233	$38,496	23	$44,523	$37,740	18
Average assets	52,439	43,746	20	49,558	43,274	15
Average deposits	7,649	6,898	11	7,479	6,474	16
Loan volume	11,059	8,314	33	19,583	13,982	40
Employees at end of period	3,793	3,477	9	3,793	3,477	9

(1)                 The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The increase in net interest income in the second quarter of 2005 was mostly due to higher average balances of loans held for sale and multi-family loans, largely offset by higher funding costs resulting from the increasing short-term interest-rate environment.

The decrease in noninterest income in the second quarter of 2005 was mostly due to losses from economic hedging activity incurred by Long Beach Mortgage Company in the second quarter of 2005 and gains from the sale of securities and multi-family loans realized in the second quarter of 2004. This decrease was partially offset by an increase in trading securities income related to a positive residual valuation adjustment in the second quarter of 2005. The increase for the six months ended June 30, 2005 resulted primarily from a $59 million pretax gain on the sale of a real estate investment property during the first quarter of 2005.

The increases in noninterest expense were mostly due to higher employee compensation and benefits expense and loan servicing expense resulting from the growth in loan volume from Long Beach Mortgage Company. The number of employees in this segment increased by 316 during the preceding twelve months, predominantly due to the growth in Long Beach Mortgage Company of approximately 900 employees, primarily offset by workforce reductions associated with the decision to exit from certain business activities during the second half of 2004. These activities were determined to no longer be aligned with the Group’s strategic objectives.

Corporate Support/Treasury and Other

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest expense	$(225)	$(247)	(9)%	$(400)	$(437)	(8)%
Noninterest income (expense)	(39)	24	–	(104)	(45)	133
Noninterest expense	96	130	(27)	254	319	(20)
Loss from continuing operations before income taxes	(360)	(353)	2	(758)	(801)	(5)
Income tax benefit	(133)	(132)	–	(282)	(299)	(6)
Loss from continuing operations	(227)	(221)	3	(476)	(502)	(5)
Income from discontinued operations, net of taxes	–	–	–	–	399	(100)
Net loss	$(227)	$(221)	3	$(476)	$(103)	360
Performance and other data:
Average assets	$24,598	$26,028	(5)	$24,207	$28,014	(14)
Average deposits	26,393	9,391	181	24,103	7,209	234
Employees at end of period	5,621	5,634	–	5,621	5,634	–

The decreases in noninterest income were primarily due to losses related to a transfer from the Retail Banking and Financial Services Group to the Home Loans Group in the second quarter of 2005, when approximately $2.9 billion of Option ARM home loans previously designated as held for investment were moved to held for sale. This re-designation more closely aligns the credit risk and investment return profile of the remaining held-for-investment Option ARM loan portfolio with the Company’s current targets. This re-designation resulted in a loss of $79 million and was comprised of a lower of cost or market adjustment as well as the write-off of the inter-segment loan premiums associated with the loans.

The decreases in noninterest expense were primarily due to lower employee compensation and benefits expense and occupancy and equipment expense resulting from the Company’s ongoing expense management efforts. All severance and restructuring expenses that resulted from the Company’s 2004 cost containment initiative were charged to this unit.

The increase in average deposits was substantially due to growth in brokered certificates of deposits held by institutional investors.

Income from discontinued operations resulted from the sale of the Company’s subsidiary, Washington Mutual Finance Corporation, in the first quarter of 2004.

Risk Management

The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

The Company’s Chief Enterprise Risk Officer is responsible for enterprise-wide risk assessment. The Company’s Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risks. The Company’s Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent assessment of the Company’s compliance with risk management controls, policies and procedures.

Enterprise Risk Management works with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company’s risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees of the Board of Directors. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company’s business activities and practices and oversees compliance with laws and regulations.

Business lines are responsible for determining and executing business strategies that may give rise to one or more types of risk; their return on economic and other forms of capital is measured and compared to targets with the overall objective of ensuring that the risk/reward balance is acceptable. Business lines, Enterprise Risk Management and Treasury divide the responsibilities of conducting measurement and monitoring of the Company’s risk exposures. Risk exceptions, depending on their type and significance, are elevated to management or Board committees responsible for oversight.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors, including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral.

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

	June 30, 2005	March 31, 2005	December 31, 2004
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1):
Loans secured by real estate:
Home	$495	$495	$534
Specialty mortgage finance(2)	692	734	682
Total home nonaccrual loans	1,187	1,229	1,216
Home equity loans and lines of credit	67	74	66
Home construction(3)	11	25	28
Multi-family	15	15	12
Other real estate	116	159	162
Total nonaccrual loans secured by real estate	1,396	1,502	1,484
Consumer	8	8	9
Commercial business	59	59	41
Total nonaccrual loans held in portfolio	1,463	1,569	1,534
Foreclosed assets	256	264	261
Total nonperforming assets	$1,719	$1,833	$1,795
As a percentage of total assets	0.53%	0.57%	0.58%
Restructured loans	$25	$27	$34
Total nonperforming assets and restructured loans	$1,744	$1,860	$1,829

(1)                 Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $108 million, $112 million and $76 million at June 30, 2005, March 31, 2005 and December 31, 2004. Loans held for sale are accounted for at lower of aggregate cost or market value, with valuation changes included as adjustments to gain from mortgage loans.

(2)                 Represents purchased subprime loan portfolios and subprime loans originated by Long Beach Mortgage Company that are designated as held for investment.

(3)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

Provision and Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
Balance, beginning of period	$1,280	$1,260	$1,301	$1,250
Other	(29)	(3)	(28)	(3)
Provision for loan and lease losses	31	60	47	116
	1,282	1,317	1,320	1,363
Loans charged off:
Loans secured by real estate:
Home	(11)	(8)	(22)	(24)
Specialty mortgage finance(1)	(11)	(9)	(21)	(18)
Total home loans charged off	(22)	(17)	(43)	(42)
Home equity loans and lines of credit	(8)	(5)	(13)	(12)
Home construction(2)	(2)	–	(2)	–
Multi-family	(1)	–	(1)	–
Other real estate	(2)	(1)	(3)	(9)
Total loans secured by real estate	(35)	(23)	(62)	(63)
Consumer	(9)	(11)	(22)	(25)
Commercial business	(8)	(4)	(14)	(10)
Total loans charged off	(52)	(38)	(98)	(98)
Recoveries of loans previously charged off:
Loans secured by real estate:
Specialty mortgage finance(1)	1	1	1	2
Home equity loans and lines of credit	1	1	1	1
Multi-family	–	–	–	2
Other real estate	3	4	4	6
Total loans secured by real estate	5	6	6	11
Consumer	6	5	11	10
Commercial business	2	3	4	7
Total recoveries of loans previously charged off	13	14	21	28
Net charge-offs	(39)	(24)	(77)	(70)
Balance, end of period	$1,243	$1,293	$1,243	$1,293
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.07%	0.05%	0.07%	0.08%
Allowance as a percentage of total loans held in portfolio	0.58	0.66	0.58	0.66

(1)                 Represents purchased subprime loan portfolios and subprime loans originated by Long Beach Mortgage Company that are designated as held for investment.

(2)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

During the second quarter of 2005, total net charge-offs represented an annualized 0.07% of the portfolio for the third consecutive quarter. This reflected continued stability or improvement in a number of indicators that affect the risk of credit loss in the Company’s loan portfolio. These indicators included a stable and relatively low mortgage interest rate environment, continuing housing price appreciation in most of the Company’s markets and a lower national unemployment rate. In light of this stability, and the slight decline in the size of the specialty mortgage finance portfolio, the Company recorded a loan loss provision of $31 million compared to total net charge-offs of $39 million incurred during the quarter. For portfolio risk management purposes, the Company transferred approximately $2.9 billion of Option ARM loans from the loan portfolio to loans held-for-sale. The Company determined that $29 million of credit loss was specifically related to these loans and, accordingly, this amount was applied against the allowance and is reflected in the table above within the ‘Other’ line item.

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions.

In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. The tools utilized for this determination include statistical forecasting models that estimate the default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loss data (primarily for homogeneous loan portfolios). Non-homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

As part of management’s effort to improve processes and support for the assessment of the adequacy of the allowance for loan and lease losses, management has tested and implemented an enhanced version of the behavioral model used to calculate losses inherent in the home loan portfolios. This implementation did not have a material effect on the size of the allowance for loan and lease losses as of June 30, 2005.

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2004 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

90 or More Days Past Due

Loans held in portfolio that were 90 or more days contractually past due and still accruing interest were $89 million, $94 million and $85 million at June 30, 2005, March 31, 2005 and December 31, 2004. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

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

Washington Mutual, Inc.

Liquidity for Washington Mutual, Inc. (“the Parent Company”) is generated through its ability to raise funds through dividends from subsidiaries and in various capital markets such as unsecured debt and commercial paper.

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. The Parent Company received dividends from its subsidiaries during the second quarter of

2005 and expects to continue to receive dividends in the future. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations, refer to the Company’s 2004 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion in debt securities, preferred stock and depositary shares in the United States and in international capital markets. At June 30, 2005, the Company had $2.65 billion available for issuance under these registration statements.

Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. At June 30, 2005, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At June 30, 2005, Washington Mutual, Inc. had $472 million in commercial paper outstanding and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the first six months of 2005, those sources funded 66% of average total assets. The Company’s continuing ability to retain its transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

At June 30, 2005, the Company’s proceeds from the sales of loans were approximately $73 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $82 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources. At June 30, 2005, originations/ purchases of loans held for sale, net of principal payments, exceeded the proceeds from the sale of loans held for sale by approximately $9 billion.

The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank (“WMB,” f/k/a “Washington Mutual Bank, FA”) to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. WMB has $12.5 billion in senior notes available under this program and the maximum aggregate principal amount of notes with maturities greater than 270 days from the date of issue may not exceed $7.5 billion.

Senior unsecured long-term obligations of WMB were rated A by Fitch, A2 by Moody’s and A by Standard and Poor’s. Short-term obligations were rated F1 by Fitch, P1 by Moody’s and A1 by Standard and Poor’s.

Non-banking Subsidiaries

Long Beach Mortgage has revolving credit facilities with non-affiliated lenders totaling $6 billion that are used to fund loans held for sale. At June 30, 2005, Long Beach Mortgage had borrowings outstanding of approximately $3 billion under these credit facilities.

In June 2005, Long Beach Mortgage launched Strand Funding LLC (“Strand”), a single-seller asset-backed extendible note facility, to augment its existing credit facilities. Strand has total funding capacity of $5 billion, and as of June 30, 2005 approximately $2 billion in notes were outstanding.

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.83 billion at June 30, 2005, of which $1.57 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 6 to the Consolidated Financial Statements – “Mortgage Banking Activities” in the Company’s 2004 Annual Report on Form 10-K.

Guarantees

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements – “Guarantees.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	June 30, 2005		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	5.74%	88.03%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.38	393.81	6.00%
Total risk-based capital to total risk-weighted assets	11.51	393.85	10.00%

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at June 30, 2005.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2005, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

On February 1, 2004, WMBfsb became a subsidiary of WMB. This reorganization was followed by the contribution of $23.27 billion of mortgage-backed and investment securities by WMB to WMBfsb on March 1, 2004. Due to the low risk weights assigned to these securities under the federal banking agency regulatory capital guidelines, their contribution to WMBfsb’s capital base substantially increased that entity’s risk-based capital ratios.

In 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. In the first quarter of 2005, the Company repurchased approximately 2.5 million shares of its common stock at an average price of $39.31. At June 30, 2005, the total remaining common stock repurchase authority under the 2003 program was approximately 40.9 million shares. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

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

The Company’s trading securities are primarily comprised of financial instruments, such as principal-only, adjustable-rate or fixed-rate mortgage-backed securities, used for MSR risk management activities. As such, the related interest rate risk of those financial instruments used for MSR risk management activities is considered within the sensitivity comparison, presented later within this section.

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

During the latter part of 2004, the Company adopted an MSR risk management approach that reduces its exposure to basis risk. As a result, the amount of mortgage-based risk management products, such as forward commitments to purchase and sell mortgage-backed securities, was increased, while the amount of LIBOR-based products, such as interest rate swap contracts, decreased. Due to the inherent optionality in mortgage-based products, additional derivatives were also purchased to mitigate the optionality risk created by these products. This change in approach resulted in a significant increase in the total notional balance of derivative contracts that are designated as MSR risk management instruments.

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

The Company believes this overall risk management strategy is the most efficient approach to managing MSR fair value risk. The success of this strategy, however, is dependent on management’s decisions regarding the amount, type and mix of MSR risk management instruments that are selected to manage the changes in fair value of the mortgage servicing asset. If this strategy is not successful, net income could be adversely affected.

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

The Company measures the risk profile of the mortgage warehouse and pipeline daily. As needed, to manage the warehouse and pipeline risk, management executes forward commitments, interest rate contracts and mortgage option contracts. A forward sales commitment protects against a rising interest rate environment, since the sales price and delivery date are already established. A forward sales commitment is different, however, from an option contract in that the Company is obligated to deliver the loan to the third party on the agreed-upon future date. Management also estimates the fallout factor, which represents the percentage of loans that are not expected to be funded, when determining the appropriate amount of pipeline risk management instruments.

Asset/Liability Risk Management

The purpose of asset/liability risk management is to assess the aggregate risk profile of the Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all of the other remaining interest rate risk positions inherent in the Company’s operations.

To analyze net income sensitivity, management projects net income in a variety of interest rate scenarios, assuming both parallel and non-parallel shifts in the yield curve. These scenarios also capture the net interest income sensitivity due to changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. Additionally, management projects the fair market values of assets and liabilities under different interest rate scenarios to assess the risk exposure over longer periods of time.

The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management’s best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior.

The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect sensitivity to changes in interest rates. Short-term borrowings and, to a lesser extent, interest-bearing deposits typically reprice faster than the Company’s adjustable-rate assets. An additional lag effect is inherent in adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising interest rate scenarios accompanied by a shift towards a greater proportion of adjustable-rate production. Conversely, the Company, generally assumes an increase in total loan production in falling interest rate scenarios accompanied by a shift towards a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if management chooses to retain more loans in the portfolio.

In periods of rising interest rates, the net interest margin normally contracts since the repricing period of the Company’s liabilities is shorter than the repricing period of its assets. The net interest margin generally expands in periods of falling interest rates as borrowing costs reprice downward faster than asset yields.

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

When the countercyclical behavior inherent in portions of the Company’s balance sheet does not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of interest-bearing funding sources with the intention of reducing the volatility of net interest income. The types of contracts used for this purpose consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. Management also uses receive-fixed swaps as part of the asset/liability risk management strategy to help modify the repricing characteristics of certain long-term liabilities to match those of the assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate, which more closely resembles asset repricing characteristics.

July 1, 2005 and January 1, 2005 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending June 30, 2006 and December 31, 2005 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods. The analysis also incorporates assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates.

	Gradual Change in Rates
	–50 basis points	+200 basis points
Net interest income change for the one year period beginning:
July 1, 2005	2.56%	(2.85)%
January 1, 2005	2.61	(2.18)
Net income change for the one year period beginning:
July 1, 2005	(0.13)	(0.29)
January 1, 2005	(0.95)	(1.37)

Net interest income sensitivity as of July 1, 2005 approximated the sensitivity projected as of January 1, 2005 in the -50 basis point scenario and was slightly more sensitive in the +200 basis point scenario. The balance sheet size and mix vary from January 1, 2005 especially the impact for the +200 basis point scenario. Earning asset balances in the current scenario experience more limited growth than in the prior analysis mainly due to greater expected decreases in the loans-held-for-sale portfolio. The average balances in this portfolio typically decline in rising interest rate environments; especially given that balances at June 30, 2005 were higher than most historical periods.

Overall, the increased net interest income sensitivity mainly results from projected balance sheet changes over the next year and assumes additional management balance sheet actions are not implemented. Actual balance sheet changes from December 31st to June 30th tended to reduce the volatility of the net interest margin. Balance sheet growth was mainly in adjustable-rate home equity and mortgage loans funded with increases in deposit and borrowing balances. These balance sheet changes resulted in a decline in the estimated net duration of earning assets and costing liabilities since year-end.

Net income sensitivity in the -50 basis point scenario declined since the prior analysis mostly due to the slight reduction in net interest income sensitivity as well as a slight reduction in noninterest income. Net income sensitivity in the +200 basis point scenario declined since January 1, 2005 mainly due to improvement in the performance of noninterest income.

These sensitivity analyses are limited in that they were performed at a particular point in time, are subject to the reliability of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans that result from changes in interest rates. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the projected MSR risk management strategy is effectively implemented and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. For all of these reasons, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Maturity and Repricing Information

The Company uses interest rate contracts and available-for-sale and trading securities as tools to manage its interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and securities. Substantially all of the interest rate swaps, swaptions and caps at June 30, 2005 are indexed to three-month LIBOR.

The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	June 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(15)
Contractual maturity		$26,933	$10,000	$13,833	$2,800	–	–	$300
Weighted average pay rate		3.55%	2.90%	3.70%	5.01%	–	–	5.50%
Weighted average receive rate		3.27%	3.20%	3.29%	3.24%	–	–	4.49%
Receive-fixed swaps:	144
Contractual maturity		$27,985	$80	$1,000	$12,100	$5,250	$1,175	$8,380
Weighted average pay rate		3.38%	1.47%	3.27%	3.38%	3.21%	3.78%	3.48%
Weighted average receive rate		4.28%	5.41%	6.81%	3.57%	4.09%	4.25%	5.13%
Basis swaps:	–
Contractual maturity		$5,000	–	$3,500	$500	$1,000	–	–
Weighted average pay rate		3.15%	–	3.16%	3.12%	3.13%	–	–
Weighted average receive rate		3.11%	–	3.11%	3.11%	3.11%	–	–
Interest rate caps:	4
Contractual maturity		$12,875	–	$12,875	–	–	–	–
Weighted average strike rate		3.54%	–	3.54%	–	–	–	–
Payor swaptions:	5
Contractual maturity (option)		$4,700	$500	$4,000	$200	–	–	–
Weighted average strike rate		5.35%	4.21%	5.50%	5.30%	–	–	–
Contractual maturity (swap)		–	–	$500	–	$4,000	–	$200
Weighted average pay rate		–	–	4.21%	–	5.50%	–	5.30%
Receiver swaptions:	39
Contractual maturity (option)		$9,420	–	$8,745	$675	–	–	–
Weighted average strike rate		3.39%	–	3.39%	3.42%	–	–	–
Contractual maturity (swap)		–	–	–	–	$5,520	$2,625	$1,275
Weighted average receive rate		–	–	–	–	3.30%	3.41%	3.76%
Receiver floater swaps:	13
Contractual maturity		$2,191	–	–	–	$2,191	–	–
Weighted average pay rate		3.43%	–	–	–	3.43%	–	–
Weighted average receive rate		3.40%	–	–	–	3.40%	–	–
Payor floater swaps:	(27)
Contractual maturity		$7,191	–	–	–	$7,191	–	–
Weighted average pay rate		1.11%	–	–	–	1.11%	–	–
Weighted average receive rate		1.05%	–	–	–	1.05%	–	–
Receiver market value swaps:	1
Contractual maturity		$2,191	–	–	–	$2,191	–	–
Payor market value swaps:	(1)
Contractual maturity		$2,191	–	–	–	$2,191	–	–
Total asset/liability risk management	$163	$100,677

(This table is continued on the next page.)

(Continued from the previous page.)

	June 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$5
Contractual maturity		$5,000	$3,000	–	$650	$750	–	$600
Weighted average pay rate		3.07%	2.37%	–	4.01%	4.17%	–	4.17%
Weighted average receive rate		3.43%	3.42%	–	3.33%	3.44%	–	3.55%
Receive-fixed swaps:
Contractual maturity	195	$8,435	–	–	–	–	–	$8,435
Weighted average pay rate		3.31%	–	–	–	–	–	3.31%
Weighted average receive rate		4.65%	–	–	–	–	–	4.65%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.12%	–	–	–	5.12%	–	–
Weighted average receive rate		5.10%	–	–	–	5.10%	–	–
Payor swaptions:	75
Contractual maturity (option)		$36,015	$14,240	$21,775	–	–	–	–
Weighted average strike rate		5.14%	4.79%	5.36%	–	–	–	–
Contractual maturity (swap)		–	–	–	$2,650	$10,850	$5,500	$17,015
Weighted average pay rate		–	–	–	4.70%	5.06%	5.17%	5.24%
Written payor swaptions:	(160)
Contractual maturity (option)		$9,875	$800	–	$2,800	$5,575	–	$700
Weighted average strike rate		5.07%	4.82%	–	4.92%	5.12%	–	5.52%
Contractual maturity (swap)		–	–	–	$100	$450	–	$9,325
Weighted average pay rate		–	–	–	4.45%	4.73%	–	5.09%
Receiver swaptions:	22
Contractual maturity (option)		$4,040	$2,915	$1,125	–	–	–	–
Weighted average strike rate		3.90%	3.94%	3.79%	–	–	–	–
Contractual maturity (swap)		–	–	–	$400	–	–	$3,640
Weighted average receive rate		–	–	–	3.78%	–	–	3.92%
Written receiver swaptions:	(230)
Contractual maturity (option)		$10,025	$950	–	$2,800	$5,575	–	$700
Weighted average strike rate		4.21%	3.80%	–	4.10%	4.29%	–	4.52%
Contractual maturity (swap)		–	–	–	$100	$600	–	$9,325
Weighted average receive rate		–	–	–	3.45%	3.73%	–	4.25%
Interest rate caps:	4
Contractual maturity		$1,000	–	–	–	$1,000	–	–
Weighted average strike rate		4.76%	–	–	–	4.76%	–	–
Interest rate futures:	–
Contractual maturity		$3,100	$3,100	–	–	–	–	–
Weighted average price		113.05	113.05	–	–	–	–	–
Forward purchase commitments:	275
Contractual maturity		$49,077	$49,077	–	–	–	–	–
Weighted average price		99.42	99.42	–	–	–	–	–
Forward sales commitments:	(25)
Contractual maturity		$9,520	$9,520	–	–	–	–	–
Weighted average price		99.83	99.83	–	–	–	–	–
Total MSR risk management	$161	$136,187

(This table is continued on the next page.)

(Continued from the previous page.)

	June 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$65
Contractual maturity		$21,709	$21,709	–	–	–	–	–
Weighted average price		100.48	100.48	–	–	–	–	–
Forward sales commitments:	(110)
Contractual maturity		$40,015	$40,015	–	–	–	–	–
Weighted average price		100.63	100.63	–	–	–	–	–
Interest rate futures:	(7)
Contractual maturity		$28,884	$5,346	$10,833	$8,074	$3,135	$1,224	$272
Weighted average price		95.95	96.09	95.99	95.91	95.82	95.67	95.56
Interest rate corridors:	1
Contractual maturity		$2,660	–	–	–	–	–	$2,660
Weighted average strike rate – long cap		8.87%	–	–	–	–	–	8.87%
Weighted average strike rate – short cap		10.25%	–	–	–	–	–	10.25%
Mortgage put options:	7
Contractual maturity		$3,600	$3,600	–	–	–	–	–
Weighted average strike price		99.75	99.75	–	–	–	–	–
Pay-fixed swaps:	(19)
Contractual maturity		$8,299	$610	$2,135	$3,105	$620	$210	$1,619
Weighted average pay rate		3.62%	2.30%	2.48%	4.03%	4.32%	3.88%	4.56%
Weighted average receive rate		3.33%	3.36%	3.32%	3.36%	3.16%	3.26%	3.35%
Receive-fixed swaps:	35
Contractual maturity		$2,150	–	$300	$800	$500	–	$550
Weighted average pay rate		3.32%	–	3.12%	3.42%	3.37%	–	3.24%
Weighted average receive rate		4.10%	–	2.19%	4.13%	4.13%	–	5.09%
Payor swaptions:	1
Contractual maturity (option)		$3,295	$2,820	$475	–	–	–	–
Weighted average strike rate		5.72%	5.76%	5.48%	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	$400	$1,895
Weighted average pay rate		–	–	–	5.13%	–	5.18%	6.15%
Receiver swaptions:	1
Contractual maturity (option)		$700	$600	$100	–	–	–	–
Weighted average strike rate		3.67%	3.62%	3.97%	–	–	–	–
Contractual maturity (swap)		–	–	–	$300	–	–	$400
Weighted average receive rate		–	–	–	3.62%	–	–	3.71%
Total other mortgage banking risk management	$(26)	$111,312
Total interest rate risk management contracts	$298	$348,176

	June 30, 2005
	Amortized Cost	Net Unrealized Gain	Fair Value
	(in millions)
MSR Risk Management:
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	$4,266

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(112)
Contractual maturity		$16,013	$11,780	$1,433	$2,800	–	–	–
Weighted average pay rate		3.51%	3.08%	4.18%	5.01%	–	–	–
Weighted average receive rate		2.34%	2.39%	2.13%	2.24%	–	–	–
Receive-fixed swaps:	218
Contractual maturity		$19,930	$80	$1,000	$10,950	$850	$1,150	$5,900
Weighted average pay rate		2.53%	0.62%	2.29%	2.53%	2.46%	2.74%	2.55%
Weighted average receive rate		4.35%	5.41%	6.81%	3.53%	3.99%	4.25%	5.51%
Interest rate caps:	21
Contractual maturity		$26,075	$3,000	$19,875	$3,200	–	–	–
Weighted average strike rate		4.38%	3.30%	4.46%	4.91%	–	–	–
Interest rate corridors:	2
Contractual maturity		$2,585	$7	–	–	–	–	$2,578
Weighted average strike rate – long cap		9.80%	5.94%	–	–	–	–	9.81%
Weighted average strike rate – short cap		10.09%	7.44%	–	–	–	–	10.10%
Payor swaptions:	1
Contractual maturity (option)		$500	–	$500	–	–	–	–
Weighted average strike rate		5.30%	–	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	$500	–	–	–
Weighted average pay rate		–	–	–	5.30%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$1,070	$750	$320	–	–	–	–
Weighted average strike rate		3.87%	3.92%	3.75%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,070
Weighted average receive rate		–	–	–	–	–	–	3.87%
Total asset/liability risk management	$136	$66,173

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$24
Contractual maturity		$4,500	$3,000	$1,500	–	–	–	–
Weighted average pay rate		2.53%	2.37%	2.83%	–	–	–	–
Weighted average receive rate		2.50%	2.50%	2.49%	–	–	–	–
Receive-fixed swaps:	181
Contractual maturity		$10,310	–	$600	–	$255	$575	$8,880
Weighted average pay rate		2.31%	–	2.51%	–	2.04%	2.31%	2.30%
Weighted average receive rate		4.74%	–	3.36%	–	3.55%	3.74%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.11%	–	–	–	5.11%	–	–
Weighted average receive rate		5.22%	–	–	–	5.22%	–	–
Payor swaptions:	83
Contractual maturity (option)		$52,200	$49,150	$3,050	–	–	–	–
Weighted average strike rate		5.54%	5.56%	5.22%	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,950	$3,800	–	$43,450
Weighted average pay rate		–	–	–	4.21%	4.87%	–	5.75%
Written receiver swaptions:	(3)
Contractual maturity (option)		$7,000	$7,000	–	–	–	–	–
Weighted average strike rate		3.44%	3.44%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	–	$6,000
Weighted average receive rate		–	–	–	2.77%	–	–	3.56%
Forward purchase commitments:	128
Contractual maturity		$41,912	$41,912	–	–	–	–	–
Weighted average price		99.83	99.83	–	–	–	–	–
Forward sales commitments:	(9)
Contractual maturity		$5,655	$5,655	–	–	–	–	–
Weighted average price		99.31	99.31	–	–	–	–	–
Total MSR risk management	$405	$121,677

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

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At June 30, 2005 and December 31, 2004, the gross positive fair value of the Company’s derivative financial instruments was $1.17 billion and $899 million. The Company’s master netting agreements at June 30, 2005 and December 31, 2004 reduced the Company’s derivative counterparty credit risk by $563 million and $266 million. The Company’s collateral against derivative financial instruments was $206 million and $280 million at June 30, 2005 and December 31, 2004. Accordingly, the Company’s credit risk related to derivative financial instruments at June 30, 2005 and December 31, 2004 was $398 million and $353 million.

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

As the management of operational risk continues to evolve into a distinct risk discipline, the Company’s independent operational risk oversight function is working with the lines of business and corporate support functions to refine the existing corporate operational risk governance structure and framework. The objective of this effort is to achieve an integrated approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. This will further enhance management’s ability to aggregate and analyze operational risk data across business lines, processes and products, and improve communication of these risks to management and the Audit Committee of the Board of Directors.

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

During 2004, six plaintiffs filed lawsuits in the U.S. District Court, Western Division of Washington, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. Each plaintiff purported to represent a class of purchasers of Washington Mutual, Inc., securities from April 15, 2003 through June 28, 2004, and the defendants included the Company and various of its senior executives. Subsequently, a stipulated Order was submitted to the court through which the six cases were consolidated into a single action, lead plaintiffs and lead plaintiffs’ counsel were appointed, and a schedule was set for further filings.

Pursuant to that schedule, lead plaintiffs filed their Consolidated Amended Complaint on March 1, 2005. In brief, the amended complaint alleges that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues. The complaint also asserts that these and related problems were such that the Company’s financial statements were not in compliance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) regulations.

The defendants’ motion to dismiss was filed on May 17, 2005, and briefing is to be completed by August 16, 2005. No oral argument has been set on defendants’ anticipated motion.

Refer to Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2004 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents share repurchases made by the Company for the quarter ended June 30, 2005. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	396,608	$39.50	–	40,925,506
May 1, 2005 to May 31, 2005	–	–	–	40,925,506
June 1, 2005 to June 30, 2005	476	40.48	–	40,925,506
Total	397,084	39.50	–	40,925,506

(1)                 In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)                 Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of March 31, 2005, the Company had repurchased 59,074,494 shares.

For a discussion regarding working capital requirements and dividend restrictions applicable to the Company’s banking subsidiaries, refer to the Company’s 2004 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

Item 4. Submission of Matters to a Vote of Security Holders

Washington Mutual, Inc. held its annual meeting of shareholders on April 19, 2005. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

	For	Withhold
1. The election of four directors set forth below:
Phillip D. Matthews	773,953,888	12,788,244
Mary E. Pugh	754,263,096	32,479,037
William G. Reed, Jr.	768,505,678	18,236,455
James H. Stever	754,111,987	32,630,145

	For	Against	Abstain
2. Ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Auditors for 2005	769,327,598	12,306,632	5,107,902

Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Douglas P. Beighle, Anne V. Farrell, Stephen E. Frank, Kerry K. Killinger, Michael K. Murphy, Margaret Osmer McQuade, William D. Schulte and Willis B. Wood, Jr.

Item 6. Exhibits

(a)   Exhibits

See Index of Exhibits on page 65.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2005.

Washington Mutual, Inc.
By:	/s/ THOMAS W. CASEY
Thomas W. Casey
Executive Vice President and Chief Financial Officer

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. File No. 001-14667).
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company creating a class of preferred stock, Series RP (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).

3.3	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. File No. 001-14667).
4.1

Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001. File No. 001-14667).

4.2	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001 (Incorporated by reference to the Company’s Registration Statement on Form S-3. File No. 333-63976-01).
4.4

2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).

10.1	Restricted Stock Award Agreement dated January 10, 2005 between the Company and Stephen J. Rotella (Incorporated by reference to the Form 8-K filed January 14, 2005. File No. 001-14667).
10.2

2005 Leadership Bonus Plan (omitting confidential quantitative and qualitative performance factors) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. File No. 001-14667).

10.3	2005 Leadership Bonus Plan Performance Criteria and Target Bonus Amounts (Incorporated by reference to Form 8-K filed January 24, 2005. File No. 001-14667).
10.4	Form of Restricted Stock Award Agreement pursuant to the 2003 Equity Incentive Plan (Incorporated by reference to Form 8-K filed January 24, 2005. File No. 001-14667).
10.5	2005 Compensation Schedule for Non-Employee Directors of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed February 18, 2005. File No. 001-14667).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (filed herewith).