Form 10-Q
period 2005-09-30
WASHINGTON MUTUAL INC
filed 2005-11-07
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The number of shares outstanding of the issuer’s classes of common stock as of October 31, 2005:

Common Stock – 986,709,911 (1)(2)

(1)	Includes 6,000,000 shares held in escrow.
(2)	Includes common shares issued in October, 2005 in conjunction with the Company’s acquisition of Providian Financial Corporation.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2005 and 2004	1
Consolidated Statements of Financial Condition – September 30, 2005 and December 31, 2004	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Nine Months Ended September 30, 2005 and 2004	4
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2005 and 2004	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Cautionary Statements	20
Overview	21
Controls and Procedures	22
Critical Accounting Policies	23
Recently Issued Accounting Standards	23
Summary Financial Data	25
Earnings Performance from Continuing Operations	27
Review of Financial Condition	38
Operating Segments	40
Off-Balance Sheet Activities	45
Capital Adequacy	45
Risk Management	46
Credit Risk Management	46
Liquidity Risk Management	49
Market Risk Management	51
Operational Risk Management	55
Maturity and Repricing Information	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	22
PART II – Other Information	63
Item 1. Legal Proceedings	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 4. Submission of Matters to a Vote of Security Holders	64
Item 6. Exhibits	64

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$661	$341	$1,708	$1,079
Loans held in portfolio	2,862	2,226	8,160	6,404
Available-for-sale securities	238	163	695	607
Trading securities	114	40	284	85
Other interest and dividend income	65	41	160	109
Total interest income	3,940	2,811	11,007	8,284
Interest Expense
Deposits	996	539	2,544	1,440
Borrowings	1,028	532	2,731	1,578
Total interest expense	2,024	1,071	5,275	3,018
Net interest income	1,916	1,740	5,732	5,266
Provision for loan and lease losses	52	56	99	172
Net interest income after provision for loan and lease losses	1,864	1,684	5,633	5,094
Noninterest Income
Revenue from sales and servicing of home mortgage loans	714	504	1,609	1,035
Depositor and other retail banking fees	578	514	1,608	1,484
Securities fees and commissions	111	104	334	315
Insurance income	42	61	135	179
Portfolio loan related income	103	109	284	299
Trading securities income (loss)	(171)	51	15	64
Gain (loss) from other available-for-sale securities	(32)	11	(129)	73
Loss on extinguishment of borrowings	–	(147)	–	(237)
Other income	29	57	192	183
Total noninterest income	1,374	1,264	4,048	3,395
Noninterest Expense
Compensation and benefits	939	841	2,701	2,589
Occupancy and equipment	372	404	1,124	1,197
Telecommunications and outsourced information services	108	118	311	364
Depositor and other retail banking losses	61	54	165	134
Advertising and promotion	81	76	213	219
Professional fees	48	34	119	105
Other expense	316	342	958	989
Total noninterest expense	1,925	1,869	5,591	5,597
Income from continuing operations before income taxes	1,313	1,079	4,090	2,892
Income taxes	492	405	1,523	1,081
Income from continuing operations, net of taxes	821	674	2,567	1,811
Discontinued Operations
Loss from discontinued operations before income taxes	–	–	–	(32)
Gain on disposition of discontinued operations	–	–	–	676
Income taxes	–	–	–	245
Income from discontinued operations, net of taxes	–	–	–	399
Net Income	$821	$674	$2,567	$2,210

(The Consolidated Statements of Income are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Basic earnings per common share:
Income from continuing operations	$0.95	$0.78	$2.97	$2.10
Income from discontinued operations, net	–	–	–	0.46
Net Income	0.95	0.78	2.97	2.56
Diluted earnings per common share:
Income from continuing operations	0.92	0.76	2.89	2.05
Income from discontinued operations, net	–	–	–	0.45
Net Income	0.92	0.76	2.89	2.50
Dividends declared per common share	0.48	0.44	1.41	1.29
Basic weighted average number of common shares outstanding (in thousands)	866,541	862,004	865,571	861,933
Diluted weighted average number of common shares outstanding (in thousands)	888,495	882,323	888,184	884,068

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(dollars in millions)
Assets
Cash and cash equivalents	$4,924	$4,455
Federal funds sold and securities purchased under agreements to resell	3,194	82
Trading securities	7,351	5,588
Available-for-sale securities, total amortized cost of $20,757 and $19,047:
Mortgage-backed securities (including assets pledged of $4,545 and $5,716)	17,161	14,923
Investment securities (including assets pledged of $2,535 and $3,344)	3,603	4,296
Total available-for-sale securities	20,764	19,219
Loans held for sale	48,018	42,743
Loans held in portfolio	218,194	207,071
Allowance for loan and lease losses	(1,264)	(1,301)
Total loans held in portfolio, net of allowance for loan and lease losses	216,930	205,770
Investment in Federal Home Loan Banks	4,228	4,059
Mortgage servicing rights	7,042	5,906
Goodwill	6,196	6,196
Other assets	14,975	13,900
Total assets	$333,622	$307,918
Liabilities
Deposits:
Noninterest-bearing deposits	$36,850	$32,780
Interest-bearing deposits	153,562	140,878
Total deposits	190,412	173,658
Federal funds purchased and commercial paper	7,229	4,045
Securities sold under agreements to repurchase	14,508	15,944
Advances from Federal Home Loan Banks	69,405	70,074
Other borrowings	23,994	18,498
Other liabilities	5,478	4,473
Total liabilities	311,026	286,692
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 877,650,809 and 874,261,898 shares issued and outstanding	–	–
Capital surplus – common stock	3,451	3,350
Accumulated other comprehensive loss	(144)	(76)
Retained earnings	19,289	17,952
Total stockholders’ equity	22,596	21,226
Total liabilities and stockholders’ equity	$333,622	$307,918

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus- Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(dollars in millions, shares in thousands)
BALANCE, December 31, 2003	881.0	$3,682	$(524)	$16,584	$19,742
Comprehensive income:
Net income	–	–	–	2,210	2,210
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	201	–	201
Net unrealized gain from cash flow hedging instruments	–	–	205	–	205
Minimum pension liability adjustment	–	–	(6)	–	(6)
Total comprehensive income					2,610
Cash dividends declared on common stock	–	–	–	(1,120)	(1,120)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	8.2	300	–	–	300
BALANCE, September 30, 2004	873.1	$3,270	$(124)	$17,674	$20,820
BALANCE, December 31, 2004	874.3	$3,350	$(76)	$17,952	$21,226
Comprehensive income:
Net income	–	–	–	2,567	2,567
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(105)	–	(105)
Net unrealized gain from cash flow hedging instruments	–	–	37	–	37
Total comprehensive income					2,499
Cash dividends declared on common stock	–	–	–	(1,230)	(1,230)
Common stock repurchased and retired	(4.9)	(198)	–	–	(198)
Common stock issued	8.3	299	–	–	299
BALANCE, September 30, 2005	877.7	$3,451	$(144)	$19,289	$22,596

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$2,567	$2,210
Income from discontinued operations, net of taxes	–	(399)
Income from continuing operations	2,567	1,811
Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Provision for loan and lease losses	99	172
Gain from mortgage loans	(632)	(494)
Loss (gain) from available-for-sale securities	124	(73)
Loss on extinguishment of borrowings	–	237
Depreciation and amortization	2,040	2,404
Provision for mortgage servicing rights (reversal) impairment	(590)	646
Stock dividends from Federal Home Loan Banks	(102)	(40)
Deferred interest income from option adjustable-rate mortgages	(127)	–
Origination and purchases of loans held for sale, net of principal payments	(128,520)	(112,179)
Proceeds from sales of loans held for sale	118,007	100,962
Net increase in trading securities	(1,416)	(1,724)
(Increase) decrease in other assets	(1,877)	66
Increase (decrease) in other liabilities	1,694	(748)
Net cash used by operating activities	(8,733)	(8,960)
Cash Flows from Investing Activities
Purchases of securities	(14,033)	(1,021)
Proceeds from sales and maturities of mortgage-backed securities	4,834	1,399
Proceeds from sales and maturities of other available-for-sale securities	4,615	20,090
Principal payments on securities	2,570	2,617
Purchases of Federal Home Loan Bank stock	(163)	(616)
Redemption of Federal Home Loan Bank stock	96	235
Origination and purchases of loans held in portfolio	(72,589)	(92,079)
Principal payments on loans held in portfolio	64,424	59,546
Proceeds from sales of loans held in portfolio	173	386
Proceeds from sales of foreclosed assets	321	355
Net increase in federal funds sold and securities purchased under agreements to resell	(3,112)	(11)
Purchases of premises and equipment, net	(398)	(484)
Proceeds from sale of discontinued operations, net of cash sold	–	1,223
Net cash used by investing activities	(13,262)	(8,360)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$16,754	$15,514
Increase (decrease) in short-term borrowings	887	(8,180)
Proceeds from long-term borrowings	12,416	3,227
Repayments of long-term borrowings	(5,737)	(5,331)
Proceeds from advances from Federal Home Loan Banks	57,738	62,095
Repayments of advances from Federal Home Loan Banks	(58,404)	(50,752)
Cash dividends paid on common stock	(1,230)	(1,120)
Repurchase of common stock	(198)	(712)
Other	238	250
Net cash provided by financing activities	22,464	14,991
Increase (decrease) in cash and cash equivalents	469	(2,329)
Cash and cash equivalents, beginning of period	4,455	7,018
Cash and cash equivalents, end of period	$4,924	$4,689
Noncash Activities
Loans exchanged for mortgage-backed securities	$802	$2,828
Real estate acquired through foreclosure	317	329
Loans transferred from (to) held for sale to (from) held in portfolio	3,457	(710)
Cash Paid During the Year For
Interest on deposits	$2,425	$1,368
Interest on borrowings	2,569	1,651
Income taxes	1,535	1,962

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 85-24-1 (“FSP EITF 85-24-1”), Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge. FSP EITF 85-24-1 considers the appropriate accounting for cash received from a third party for a distributor’s right to future cash flows relating to distribution fees for shares previously sold. The FASB staff concluded that revenue recognition is appropriate when cash is received from a third party if the distributor no longer has any continuing involvement or recourse associated with the rights. The Company applied FSP EITF 85-24-1 as of April 1, 2005. The adoption of FSP EITF 85-24-1 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 153, Exchange of Nonmonetary Assets. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring after the second quarter of 2005. The adoption of Statement No. 153 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Net income	$821	$674	$2,567	$2,210
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	14	69	54
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(34)	(26)	(87)	(87)
Pro forma net income	$815	$662	$2,549	$2,177
Net income per common share:
Basic:
As reported	$0.95	$0.78	$2.97	$2.56
Pro forma	0.94	0.77	2.94	2.52
Diluted:
As reported	0.92	0.76	2.89	2.50
Pro forma	0.92	0.75	2.87	2.46

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2005, Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Note 2:  Discontinued Operations

During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations and cash flows have been removed from the Company’s results of continuing operations for the nine months ended September 30, 2004 on the Consolidated Statements of

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income and Cash Flows. The results from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance Corporation.

Note 3:  Earnings Per Share

Information used to calculate earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	866,541	862,004	865,571	861,933
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,165	11,744	13,034	12,644
Trust Preferred Income Equity Redeemable SecuritiesSM	9,789	8,575	9,579	9,491
Diluted weighted average number of common shares outstanding	888,495	882,323	888,184	884,068

For the three months and nine months ended September 30, 2005, options to purchase an additional 8,508,734 and 8,565,734 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and nine months ended September 30, 2004, options to purchase an additional 11,599,147 and 1,657,852 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion also would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At September 30, 2005, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

WASHINGTONMUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4:  Mortgage Banking Activities

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$206	$210	$637	$494
Revaluation gain (loss) from derivatives	73	(23)	74	56
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	279	187	711	550
Servicing activity:
Home mortgage loan servicing revenue, net(1)	538	485	1,576	1,464
Amortization of MSR	(555)	(589)	(1,689)	(1,884)
MSR valuation adjustments(2)	412	165	874	(493)
Revaluation gain from derivatives	40	256	137	1,398
Home mortgage loan servicing revenue, net of hedging and derivative risk management instruments(3)	435	317	898	485
Total revenue from sales and servicing of home mortgage loans	$714	$504	$1,609	$1,035

(1)          Includes late charges, prepayment fees and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)          Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or market value accounting methodology.

(3)          Does not include the effects of other non-derivative instruments used by the Company as part of its overall MSR risk management program.

Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$543,324	$558,388	$540,392	$582,669
Home loans:
Additions	43,418	29,699	114,124	105,909
Loan payments and other	(39,005)	(37,035)	(107,555)	(139,481)
Net change in commercial real estate loans serviced for others	(159)	193	617	2,148
Balance, end of period	$547,578	$551,245	$547,578	$551,245

WASHINGTONMUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the balance of mortgage servicing rights (“MSR”), net of the valuation allowance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$5,730	$7,501	$5,906	$6,354
Home loans:
Additions	605	348	1,651	1,463
Amortization	(555)	(589)	(1,689)	(1,884)
(Impairment) reversal	413	(266)	590	(646)
Statement No. 133 MSR accounting valuation adjustments	849	(885)	580	822
Net change in commercial real estate MSR	–	3	4	3
Balance, end of period (1)	$7,042	$6,112	$7,042	$6,112

(1)          At September 30, 2005 and 2004, aggregate MSR fair value was $7.06 billion and $6.11 billion.

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Balance, beginning of period	$1,746	$2,417	$1,981	$2,435
Impairment (reversal)	(413)	266	(590)	646
Other-than-temporary impairment	(18)	(22)	(63)	(410)
Other	(3)	(8)	(16)	(18)
Balance, end of period	$1,312	$2,653	$1,312	$2,653

At September 30, 2005, the expected weighted average life of the Company’s MSR was 3.7 years. Projected amortization expense for the gross carrying value of MSR at September 30, 2005 is estimated to be as follows (in millions):

Remainder of 2005	$501
2006	1,668
2007	1,230
2008	933
2009	731
After 2009	3,291
Gross carrying value of MSR	8,354
Less: valuation allowance	(1,312)
Net carrying value of MSR	$7,042

The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of the third quarter of 2005. These factors are inherently subject to significant fluctuations,

WASHINGTONMUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Note 5:  Guarantees

The Company sells loans without recourse that it may be required to repurchase if it is subsequently revealed that an error was made in the process of originating the loan which results in a violation of a material representation or warranty concerning the loan made in connection with its sale. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to identify errors that may have been made in the process of originating the loan and, if identified, whether such errors constitute a violation of a material representation or warranty concerning the loan made to the investor in connection with its sale. In such circumstances, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If no such errors are identified, the Company has no obligation to repurchase the loan. As of September 30, 2005 and December 31, 2004, the amount of loans sold without recourse totaled $540.60 billion and $533.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has accrued $201 million as of September 30, 2005 and $148 million as of December 31, 2004 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

Note 6:  Subsequent Event

On October 1, 2005 the Company completed its acquisition of Providian Financial Corporation in a stock and cash transaction with an estimated purchase price of approximately $6.2 billion. For each share of Providian common stock, Providian stockholders received .4005 shares of Washington Mutual common stock and $2.00 in cash. As a result of this acquisition, the Company now ranks as the ninth largest among all credit card issuers. The business activities of this entity will be conducted through a new operating segment entitled “Washington Mutual Card Services.”

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

The Retail Banking and Financial Services Group’s principal activities include:  (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company’s portfolio of home loans held for investment, exclusive of the portion of the specialty mortgage finance home loan portfolio that represents home loans held for investment by Long Beach Mortgage Company. This segment’s home loan portfolio consists of home loan

WASHINGTONMUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inter-segment purchases from the Home Loans Group and home loans purchased from secondary market participants, including home loans made to subprime borrowers.

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

The Commercial Group’s principal activities include:  (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; (2) originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; (3) providing financing to mortgage bankers for the origination of residential mortgage loans; and (4) originating and servicing home loans made to subprime borrowers through the Company’s subsidiary, Long Beach Mortgage Company. Such loans may be held in the Company’s specialty mortgage finance home loan portfolio or sold in the secondary market.

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources and accounting and finance functions to the extent not allocated to the business segments and our community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in traditionally underserved communities. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances, lower of cost or market value adjustments and the write-off of inter-segment premiums associated with transfers of loans from the Retail Banking and Financial Services Group to the Home Loans Group when home loans previously designated as held for investment are moved to held for sale and all charges incurred from the Company’s cost containment initiative, which was a key initiative during 2004.

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:  (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system is based on the interest rate sensitivities of assets

WASHINGTONMUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and liabilities and is designed to extract net interest income volatility from the business units and concentrate it in the Treasury Division, where it is managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management’s current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the “losses inherent in the loan portfolio” methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making; (3) the utilization of an activity-based costing approach to measure allocations of certain operating expenses that were not directly charged to the segments; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; (5) capital charges for goodwill as a component of an internal measurement of return on the goodwill allocated to the operating segment; and (6) inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Home Loans Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Home Loans and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home loans are initiated through retail banking stores, while the Home Loans Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2005
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,346		$327		$356		$(228)	$115	(1)	$1,916
Provision for loan and lease losses	51		–		4		–	(3	)(2)	52
Noninterest income (expense)	786		530		156		(48)	(50	)(3)	1,374
Inter-segment revenue (expense)	12		(12)		–		–	–		–
Noninterest expense	1,211		580		185		161	(212	)(4)	1,925
Income (loss) before income taxes	882		265		323		(437)	280		1,313
Income taxes (benefit)	334		100		122		(176)	112	(5)	492
Net income (loss)	$548		$165		$201		$(261)	$168		$821
Performance and other data:
Efficiency ratio	50.41	%(6)	62.41	%(6)	30.34	%(6)	n/a	n/a		58.52	%(7)
Average loans	$179,361		$33,415		$50,441		$1,096	$(1,550	)(8)	$262,763
Average assets	191,909		54,062		54,970		28,051	(1,700	)(8)(9)	327,292
Average deposits	138,741		15,402		8,646		25,531	n/a		188,320
Loan volume	11,191		48,082		11,392		67	n/a		70,732
Employees at end of period	30,030		12,958		3,923		9,303	n/a		56,214

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

(9)          Includes the impact to the allowance for loan and lease losses of $150 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

	Three Months Ended September 30, 2004
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,255		$287		$320		$(232)	$110	(1)	$1,740
Provision for loan and lease losses	42		–		7		1	6	(2)	56
Noninterest income (expense)	715		769		64		(122)	(162	)(3)	1,264
Inter-segment revenue (expense)	3		(3)		–		–	–		–
Noninterest expense	1,113		614		154		200	(212	)(4)	1,869
Income (loss) before income taxes	818		439		223		(555)	154		1,079
Income taxes (benefit)	310		166		84		(216)	61	(5)	405
Net income (loss)	$508		$273		$139		$(339)	$93		$674
Performance and other data:
Efficiency ratio	49.83	%(6)	53.31	%(6)	32.26	%(6)	n/a	n/a		62.19	%(7)
Average loans	$167,569		$22,611		$37,871		$928	$(1,600	)(8)	$227,379
Average assets	180,003		40,037		42,125		23,326	(1,822	)(8)(9)	283,669
Average deposits	131,850		15,385		7,775		13,856	n/a		168,866
Loan volume	14,178		40,491		7,102		54	n/a		61,825
Employees at end of period	27,104		16,524		3,490		8,370	n/a		55,488

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

(9)          Includes the impact to the allowance for loan and lease losses of $222 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2005
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,074		$916		$1,022		$(623)	$343	(1)	$5,732
Provision for loan and lease losses	130		–		7		1	(39	)(2)	99
Noninterest income (expense)	2,232		1,830		381		(147)	(248	)(3)	4,048
Inter-segment revenue (expense)	34		(34)		–		–	–		–
Noninterest expense	3,530		1,720		525		446	(630	)(4)	5,591
Income (loss) before income taxes	2,680		992		871		(1,217)	764		4,090
Income taxes (benefit)	1,013		374		328		(488)	296	(5)	1,523
Net income (loss)	$1,667		$618		$543		$(729)	$468		$2,567
Performance and other data:
Efficiency ratio	49.59	%(6)	57.72	%(6)	31.08	%(6)	n/a	n/a		57.17	%(7)
Average loans	$179,468		$30,892		$45,823		$1,066	$(1,549	)(8)	$255,700
Average assets	192,135		51,559		50,132		26,756	(1,742	)(8)(9)	318,840
Average deposits	135,775		14,158		7,867		24,590	n/a		182,390
Loan volume	35,389		131,435		30,860		181	n/a		197,865
Employees at end of period	30,030		12,958		3,923		9,303	n/a		56,214

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

(9)          Includes the impact to the allowance for loan and lease losses of $193 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the  losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2004
	Retail Banking and Financial Services Group		Home Loans Group		Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,666		$945		$996		$(660)	$319	(1)	$5,266
Provision for loan and lease losses	144		–		31		2	(5	)(2)	172
Noninterest income (expense)	2,041		1,738		246		(161)	(469	)(3)	3,395
Inter-segment revenue (expense)	15		(15)		–		–	–		–
Noninterest expense	3,293		1,957		438		541	(632	)(4)	5,597
Income (loss) from continuing operations before income taxes	2,285		711		773		(1,364)	487		2,892
Income taxes (benefit)	866		268		292		(532)	187	(5)	1,081
Income (loss) from continuing operations, net of taxes	1,419		443		481		(832)	300		1,811
Income from discontinued operations, net of taxes	–		–		–		399	–		399
Net income (loss)	$1,419		$443		$481		$(433)	$300		$2,210
Performance and other data:
Efficiency ratio	50.79	%(6)	67.52	%(6)	28.12	%(6)	n/a	n/a		64.63	%(7)
Average loans	$158,670		$23,158		$37,232		$864	$(1,553	)(8)	$218,371
Average assets	170,935		41,168		41,963		27,365	(1,745	)(8)(9)	279,686
Average deposits	129,518		16,695		6,894		9,457	n/a		162,564
Loan volume	41,944		140,430		20,981		156	n/a		203,511
Employees at end of period	27,104		16,524		3,490		8,370	n/a		55,488

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discontinued Operations

In January 2004, Washington Mutual, Inc. (“Washington Mutual” or the “Company”) sold its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. Accordingly, this former subsidiary is presented in this report as a discontinued operation with its results of operations and cash flows segregated from the Company’s results of continuing operations for the nine months ended September 30, 2004 on the Consolidated Statements of Income and Cash Flows as well as the tables presented herein, unless otherwise noted.

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

•       Negative public opinion could damage the Company’s reputation and adversely affect earnings; and,

•       Matters related to Washington Mutual Card Services, including, among others, risk related to integration of systems and the realization of expected growth opportunities.

Overview

Net income for the third quarter of 2005 was $821 million, or $0.92 per diluted share, an increase from $674 million, or $0.76 per diluted share for the third quarter of 2004.

Net interest income was $1.92 billion for the third quarter of 2005, compared with $1.74 billion for the third quarter of 2004. The increase was primarily due to growth in the average total loan portfolio and loans held for sale, which collectively increased by 16% from September 30, 2004 to September 30, 2005 and contributed to an overall 18% increase in average total interest-earning assets during that period. Largely offsetting the growth in interest-earning assets was contraction in the net interest margin. The net interest margin in the third quarter of 2005 was 2.61%, a decline of 5 basis points from the second quarter of 2005 and 16 basis points from 2.77% in the third quarter of 2004. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continuous increases in short-term interest rates since June of 2004. As the U.S. economy rebounded in 2004 and 2005 from the downturn in the early part of the decade, the Federal Reserve Board initiated a series of 25 basis point increases in the targeted federal funds rate. This benchmark interest rate has increased from 1.00% in the second quarter of 2004 to 3.75% at September 30, 2005. These increases have gradually shifted the Federal Reserve’s monetary policy from a position that provided a stimulus effect on the domestic economy towards a more neutral fiscal policy that reduces the potential threat of inflation. The Federal Reserve has recently expressed concerns that the effects of current economic factors, including consistently high energy prices and the fiscal stimulus that will occur from the Hurricane Katrina reconstruction effort, may drive prices higher in various sectors of the economy and lead to a higher core inflation rate. As a result, the anticipated federal funds target that is believed to represent fiscal policy neutrality has moved higher during the past quarter. Additional rate increases are likely until that target is attained. Since our adjustable-rate home loans and securities reprice to current market rates more slowly than our wholesale borrowing sources, the Company expects the net interest margin will continue to be pressured until short-term interest rates stabilize.

Partially mitigating the disparity in repricing speeds is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. The average balance of home equity loans and lines of credit was $49.24 billion in the third quarter of 2005, an increase of $10.91 billion, or 28% from the third quarter of 2004, while the yield on this portfolio increased from 4.55% to 6.08%. Additionally, the margin benefited from the partial restructuring of the available-for-sale securities portfolio in the first quarter of 2005, which resulted in the sale of approximately $3 billion of lower-yielding debt securities and the subsequent purchase of securities with comparatively higher yields.

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $497 million for the third quarter of 2005, a decrease from $549 million in the third quarter of 2004. The decrease was primarily due to more modest performance in the MSR asset and the related risk management instruments, partially offset by higher gains from specialty mortgage finance loans, net of economic hedging activities.

The continuing strength of the U.S. housing market fueled strong customer demand for the Company’s home mortgage products. Third quarter 2005 loan volume was $56.14 billion, an increase of 18% from the third quarter of 2004. With the continued flattening of the yield curve, the spread between short-term adjustable rate loans, such as the Option ARM, and fixed-rate loans compressed, which has increased consumer desirability for fixed-rate and medium-term adjustable-rate loan products. Accordingly, short-term adjustable-rate loans, as a percentage of total home loan volume, declined from 40% in the third quarter of 2004 to 31% in the most recent quarter. The continuing strong liquidity in the secondary market for Option ARM products enabled the Company to designate approximately $11.7 billion of the current quarter’s Option ARM loan volume for sale, while retaining approximately $4.7 billion for the home loan portfolio. The Company also sells substantially all of its fixed-rate and medium-term adjustable-rate home loan volume.

The Company recorded a provision for loan and lease losses of $52 million in the third quarter of 2005, compared with a provision of $31 million in the second quarter of 2005 and $56 million in the third quarter of 2004. The Company’s exposure to credit deterioration on mortgage loans secured by real property located within the region of the Gulf Coast affected by Hurricane Katrina is expected to be modest, and resulted in a charge of $37 million that is included within the Company’s provision for loan and lease losses in the most recent quarter. Aside from the credit risk created by this unprecedented event, the overall credit quality of the Company’s loan portfolio continues to be favorable, reflecting the positive effects of a low mortgage interest rate environment, stable or appreciating housing prices in most of the Company’s markets, and a relatively low national unemployment rate.

Depositor and other retail banking fees increased 12% from the same period in the prior year, driven by strong increases in the number of retail checking accounts as well as an increase in debit card interchange and ATM-related income. The number of retail checking accounts at September 30, 2005 totaled approximately 9.7 million, compared with approximately 8.9 million at September 30, 2004, an increase of over 800,000 accounts. Total retail transaction accounts, which include checking, money market and savings accounts, increased by more than 1.3 million over this same period.

The Company continues to grow its retail banking business by opening new stores and enhancing its products and services. Since the beginning of the year, the Company has opened 115 new stores, with a target of opening a total of 200 to 225 stores within its existing markets by the end of this year. With the rate of 2005 store openings increasing during the second half of this year, noninterest expense in the most recent quarter was up $56 million from the third quarter of 2004, reflecting the hiring of additional staff and costs related to the opening of 56 new stores during the quarter and pre-opening expenses incurred during the quarter related to openings scheduled for the fourth quarter of this year. Noninterest expense was flat for the first nine months of 2005, compared with the same period in the prior year.

On October 1, 2005 the Company completed its acquisition of Providian Financial Corporation in a stock and cash transaction with an estimated purchase price of approximately $6.2 billion. For each share of Providian common stock, Providian stockholders received .4005 shares of Washington Mutual common stock and $2.00 in cash. As a result of this acquisition, the Company now ranks as the ninth largest among all credit card issuers. The business activities of this entity will be conducted through a new operating segment entitled “Washington Mutual Card Services.”

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For additional discussion of the Company’s internal controls over financial reporting, refer to the Company’s 2004 Annual Report on Form 10-K, “Management’s Report on Internal Control Over Financial Reporting.”

Critical Accounting Policies

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of September 30, 2005.

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

In March 2005, SEC Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) was issued, which expresses views of the staff regarding the interaction between Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance provided by SAB 107 as part of its adoption of Statement No. 123R.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,916	$1,740	$5,732	$5,266
Net interest margin	2.61%	2.77%	2.66%	2.84%
Noninterest income	$1,374	$1,264	$4,048	$3,395
Noninterest expense	1,925	1,869	5,591	5,597
Net income	821	674	2,567	2,210
Basic earnings per common share:
Income from continuing operations	$0.95	$0.78	$2.97	$2.10
Income from discontinued operations, net	–	–	–	0.46
Net income	0.95	0.78	2.97	2.56
Diluted earnings per common share:
Income from continuing operations	0.92	0.76	2.89	2.05
Income from discontinued operations, net	–	–	–	0.45
Net income	0.92	0.76	2.89	2.50
Basic weighted average number of common shares outstanding (in thousands)	866,541	862,004	865,571	861,933
Diluted weighted average number of common shares outstanding (in thousands)	888,495	882,323	888,184	884,068
Dividends declared per common share	$0.48	$0.44	$1.41	$1.29
Return on average assets(1)	1.00%	0.95%	1.07%	1.05%
Return on average common equity(1)	14.66	13.03	15.53	14.47
Efficiency ratio(2)	58.52	62.19	57.17	64.63
Asset Quality
Nonaccrual loans(3)(4)	$1,465	$1,471	$1,465	$1,471
Foreclosed assets(4)	256	281	256	281
Total nonperforming assets(3)(4)	1,721	1,752	1,721	1,752
Nonperforming assets/total assets(3)(4)	0.52%	0.61%	0.52%	0.61%
Restructured loans(4)	$25	$38	$25	$38
Total nonperforming assets and restructured loans(3)(4)	1,746	1,790	1,746	1,790
Allowance for loan and lease losses(4)	1,264	1,322	1,264	1,322
Allowance as a percentage of total loans held in portfolio(4)	0.58%	0.64%	0.58%	0.64%
Provision for loan and lease losses	$52	$56	$99	$172
Net charge-offs	31	27	107	97
Capital Adequacy(4)
Stockholders’ equity/total assets	6.77%	7.21%	6.77%	7.21%
Tangible common equity(5)/total tangible assets(5)	5.09	5.26	5.09	5.26
Estimated total risk-based capital/total risk-weighted assets(6)	10.71	10.64	10.71	10.64
Per Common Share Data
Book value per common share(4)(7)	$25.92	$24.01	$25.92	$24.01
Market prices:
High	43.60	40.19	43.60	45.28
Low	39.22	37.63	37.78	37.63
Period end	39.22	39.08	39.22	39.08

(1)          Includes income from continuing and discontinued operations for the nine months ended September 30, 2004.

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

(7)          Excludes 6 million shares held in escrow at September 30, 2005 and 2004.

Summary Financial Data (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$49,747	$28,220	$44,354	$28,592
Total loans held in portfolio	213,016	199,159	211,346	189,779
Total interest-earning assets	296,568	252,235	288,246	247,842
Total assets	327,292	283,669	318,840	279,686
Total interest-bearing deposits	151,587	135,600	147,823	128,893
Total noninterest-bearing deposits	36,733	33,266	34,567	33,671
Total stockholders’ equity	22,412	20,703	22,038	20,361
Period-end balance sheet:
Loans held for sale	48,018	29,184	48,018	29,184
Loans held in portfolio, net of allowance for loan and lease losses	216,930	204,836	216,930	204,836
Total assets	333,622	288,828	333,622	288,828
Total deposits	190,412	168,695	190,412	168,695
Total stockholders’ equity	22,596	20,820	22,596	20,820
Loan volume:
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs	16,353	18,902	51,561	48,587
Other ARMs	1,237	171	2,578	1,700
Total short-term adjustable-rate loans	17,590	19,073	54,139	50,287
Medium-term adjustable-rate loans(2)	16,454	12,866	43,250	43,216
Fixed-rate loans	22,098	15,821	59,904	67,908
Total home loan volume(3)	56,142	47,760	157,293	161,411
Total loan volume	70,732	61,825	197,865	203,511
Home loan refinancing(4)	29,084	23,834	85,307	97,268
Total refinancing(4)	30,084	24,824	88,557	101,995

(1)          Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)          Medium-term is defined as adjustable-rate loans that reprice after one year.

(3)          Includes specialty mortgage finance loans which represent purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company. Specialty mortgage finance loan originations were $8.41 billion and $7.54 billion for the three months ended September 30, 2005 and 2004 and $24.82 billion and $21.97 billion for the nine months ended September 30, 2005 and 2004.

(4)          Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

Net Interest Income

Net interest income increased $176 million, or 10%, for the three months ended September 30, 2005, compared with the same period in 2004. The increase resulted largely from growth in loans held for sale and home equity loans and lines of credit balances, which contributed to an 18% increase in average total interest-earning assets. The increase in net interest income was primarily offset by compression in the net interest margin, which declined from 2.77% in the third quarter of 2004 to 2.61% in the third quarter of 2005. Substantially all of the decline was due to an increase in the cost of the Company’s interest-bearing liabilities, which outpaced the increase in yields from interest-earning assets.

Interest rate contracts, including embedded derivatives, held for asset/liability interest rate risk management purposes increased net interest income by $20 million and $51 million for the three and nine months ended September 30, 2005, compared with a decrease of $35 million and $225 million for the same periods in 2004.

Detailed average balances, together with the total dollar amounts of interest income and expense and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2005				2004
	Average Balance	Rate	Interest Income		Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$2,891	3.52%	$26		$922	1.44%	$3
Trading securities	6,532	6.97	114		2,396	6.61	40
Available-for-sale securities(1):
Mortgage-backed securities	15,666	4.72	185		9,726	3.85	94
Investment securities	4,321	4.94	53		7,597	3.62	69
Loans held for sale(2)	49,747	5.30	661		28,220	4.83	341
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	108,783	4.97	1,353	(4)	108,594	4.19	1,137
Specialty mortgage finance(5)	20,298	5.07	257		16,279	4.57	186
Total home loans	129,081	4.99	1,610		124,873	4.24	1,323
Home equity loans and lines of credit	49,237	6.08	753		38,329	4.55	438
Home construction(6)	2,001	6.31	32		2,693	5.41	36
Multi-family	24,550	5.38	330		21,240	4.90	260
Other real estate	4,904	7.12	88		6,364	5.78	93
Total loans secured by real estate	209,773	5.35	2,813		193,499	4.44	2,150
Consumer	686	10.67	18		860	10.17	22
Commercial business	2,557	4.74	31		4,800	4.43	54
Total loans held in portfolio	213,016	5.36	2,862		199,159	4.46	2,226
Other	4,395	3.51	39		4,215	3.62	38
Total interest-earning assets	296,568	5.30	3,940		252,235	4.45	2,811
Noninterest-earning assets:
Mortgage servicing rights	6,408				6,698
Goodwill	6,196				6,196
Other assets	18,120				18,540
Total assets	$327,292				$283,669

(This table is continued on the next page.)

(1)          The average balance and yield are based on average amortized cost balances.

(2)          Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)          Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $114 million and $89 million for the three months ended September 30, 2005 and 2004.

(4)          For the three months ended September 30, 2005, deferred interest income resulting from negative amortization within the Option ARM portfolio totaled $72 million.

(5)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

(6)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended September 30,
	2005			2004
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$45,305	2.12%	$242	$54,377	1.25%	$172
Savings and money market deposits	42,944	1.92	208	43,278	1.27	138
Time deposits	63,338	3.41	546	37,945	2.40	229
Total interest-bearing deposits	151,587	2.60	996	135,600	1.58	539
Federal funds purchased and commercial paper	6,719	3.60	61	2,733	1.54	10
Securities sold under agreements to repurchase	13,159	3.65	123	14,213	2.75	100
Advances from Federal Home Loan Banks	68,597	3.54	620	59,227	2.02	306
Other	21,734	4.12	224	12,922	3.62	116
Total interest-bearing liabilities	261,796	3.05	2,024	224,695	1.89	1,071
Noninterest-bearing sources:
Noninterest-bearing deposits	36,733			33,266
Other liabilities	6,351			5,005
Stockholders’ equity	22,412			20,703
Total liabilities and stockholders’ equity	$327,292			$283,669
Net interest spread and net interest income		2.25	$1,916		2.56	$1,740
Impact of noninterest-bearing sources		0.36			0.21
Net interest margin		2.61			2.77

	Nine Months Ended September 30,
	2005				2004
	Average Balance	Rate	Interest Income		Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$2,078	3.13%	$50		$993	1.30%	$10
Trading securities	6,169	6.15	284		1,638	6.95	85
Available-for-sale securities(1):
Mortgage-backed securities	15,407	4.61	533		9,870	4.04	299
Investment securities	4,569	4.74	162		12,862	3.19	308
Loans held for sale(2)	44,354	5.13	1,708		28,592	5.03	1,079
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home	110,057	4.79	3,952	(4)	105,559	4.18	3,311
Specialty mortgage finance(5)	19,928	5.11	763		15,223	4.83	552
Total home loans	129,985	4.84	4,715		120,782	4.26	3,863
Home equity loans and lines of credit	47,056	5.73	2,019		33,786	4.59	1,162
Home construction(6)	2,096	6.16	97		2,507	5.34	101
Multi-family	23,651	5.19	920		20,810	4.98	777
Other real estate	5,138	6.53	252		6,484	5.87	287
Total loans secured by real estate	207,926	5.13	8,003		184,369	4.48	6,190
Consumer	726	10.64	58		928	10.08	70
Commercial business	2,694	4.88	99		4,482	4.24	144
Total loans held in portfolio	211,346	5.15	8,160		189,779	4.50	6,404
Other	4,323	3.39	110		4,108	3.20	99
Total interest-earning assets	288,246	5.09	11,007		247,842	4.46	8,284
Noninterest-earning assets:
Mortgage servicing rights	6,232				6,566
Goodwill	6,196				6,196
Other assets	18,166				19,082
Total assets	$318,840				$279,686

(This table is continued on the next page.)

(1)          The average balance and yield are based on average amortized cost balances.

(2)          Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)          Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $293 million and
$261 million for the nine months ended September 30, 2005 and 2004.

(4)          For the nine months ended September 30, 2005, deferred interest income resulting from negative amortization within the Option ARM portfolio totaled $127 million.

(5)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

(6)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$47,609	1.86%	$663	$62,396	1.27%	$593
Savings and money market deposits	42,125	1.65	520	33,211	1.00	249
Time deposits	58,089	3.12	1,361	33,286	2.39	598
Total interest-bearing deposits	147,823	2.29	2,544	128,893	1.49	1,440
Federal funds purchased and commercial paper	4,330	3.19	104	3,084	1.21	28
Securities sold under agreements to repurchase	15,377	3.11	363	17,711	2.26	304
Advances from Federal Home Loan Banks	68,241	3.20	1,652	57,135	2.05	892
Other	20,554	3.98	612	13,241	3.58	354
Total interest-bearing liabilities	256,325	2.73	5,275	220,064	1.82	3,018
Noninterest-bearing sources:
Noninterest-bearing deposits	34,567			33,671
Other liabilities	5,910			5,590
Stockholders’ equity	22,038			20,361
Total liabilities and stockholders’ equity	$318,840			$279,686
Net interest spread and net interest income		2.36	$5,732		2.64	$5,266
Impact of noninterest-bearing sources		0.30			0.20
Net interest margin		2.66			2.84

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$714	$504	42%	$1,609	$1,035	55%
Depositor and other retail banking fees	578	514	12	1,608	1,484	8
Securities fees and commissions	111	104	7	334	315	6
Insurance income	42	61	(31)	135	179	(25)
Portfolio loan related income	103	109	(6)	284	299	(5)
Trading securities income (loss)	(171)	51	–	15	64	(76)
Gain (loss) from other available-for-sale securities	(32)	11	–	(129)	73	–
Loss on extinguishment of borrowings	–	(147)	–	–	(237)	–
Other income	29	57	(48)	192	183	5
Total noninterest income	$1,374	$1,264	9	$4,048	$3,395	19

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$206	$210	(2)%	$637	$494	29%
Revaluation gain (loss) from derivatives	73	(23)	–	74	56	33
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	279	187	50	711	550	29
Servicing activity:
Home mortgage loan servicing revenue, net(1)	538	485	11	1,576	1,464	8
Amortization of MSR	(555)	(589)	(6)	(1,689)	(1,884)	(10)
MSR valuation adjustments(2)	412	165	150	874	(493)	–
Revaluation gain from derivatives	40	256	(84)	137	1,398	(90)
Home mortgage loan servicing revenue, net of hedging and derivative risk management instruments	435	317	37	898	485	85
Total revenue from sales and servicing of home mortgage loans	714	504	42	1,609	1,035	55
Impact of other MSR risk management instruments:
Revaluation gain (loss) from certain trading securities	(217)	45	–	(66)	45	–
Gain (loss) from certain available-for-sale securities	–	–	–	(18)	5	–
Total impact of other MSR risk management instruments	(217)	45	–	(84)	50	–
Total revenue from sales and servicing of home mortgage loans and all MSR risk management instruments	$497	$549	(9)	$1,525	$1,085	41

(1)          Includes late charges, prepayment fees and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)          Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or market value accounting methodology.

The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities, and amortization of the MSR during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
MSR Risk Management and Amortization:
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	$849	$(885)	$580	$822
Amortization of MSR	(555)	(589)	(1,689)	(1,884)
(Impairment) reversal	413	(266)	590	(646)
Net change in MSR valuation	707	(1,740)	(519)	(1,708)
Gain (loss) on MSR hedging and risk management instruments:
Statement No. 133 fair value hedging adjustments	(850)	1,316	(296)	(669)
Revaluation gain from derivatives	40	256	137	1,398
Revaluation gain (loss) from certain trading securities	(217)	45	(66)	45
Gain (loss) from certain available-for-sale securities	–	–	(18)	5
Total gain (loss) on MSR hedging and risk management instruments	(1,027)	1,617	(243)	779
Total MSR risk management and amortization	$(320)	$(123)	$(762)	$(929)

The change in total MSR risk management and amortization for the three months ended September 30, 2005, compared with the same period in 2004, was affected by significant changes in interest rates during the respective periods, along with a change in the structure of the Company’s MSR risk management program. The Federal National Mortgage Association (“FNMA”) 30-year fixed mortgage rate increased by nearly 50 basis points in the third quarter of 2005, but decreased by almost 40 basis points in the third quarter of 2004. As interest rates fluctuate, spreads between mortgage rate indices and the indices of interest rate derivative contracts that are used for MSR risk management purposes may expand or compress, which causes the change in value of the risk management instruments to differ from changes in value of the MSR. The benchmark 10-year interest rate swap, for example, increased by 43 basis points in the third quarter of 2005 and decreased by 55 basis points in the third quarter of 2004. To mitigate the earnings volatility that occurs when spreads between interest rate indices fluctuate, the Company restructured the composition of its MSR risk management portfolio late in the third quarter of 2004. The portfolio now encompasses a broader array of instruments, such as principal-only mortgage-backed securities and forward commitments to purchase and sell mortgage-backed securities, whose valuation adjustments are determined by changes in mortgage interest rates.

The following tables reconcile the gain (losses) on investment securities that are designated as MSR risk management instruments to the gains and losses on investment securities that are reported within noninterest income during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Gain from securities:
Gain (loss) from certain trading securities	$(217)	$46	$(171)	$(66)	$81	$15
Loss from certain available-for- sale securities	–	(32)	(32)	(18)	(111)	(129)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Gain from securities:
Gain from certain trading securities	$45	$6	$51	$45	$19	$64
Gain from certain available-for- sale securities	–	11	11	5	68	73

In evaluating the MSR for impairment, loans are stratified in the servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At September 30, 2005, loans in the servicing portfolio were stratified as follows:

		September 30, 2005
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,487	$101	$1,386	$1,386
Government-sponsored enterprises	6.00% and below	3,249	279	2,970	2,970
Government-sponsored enterprises	6.01% to 7.49%	1,224	451	773	773
Government-sponsored enterprises	7.50% and above	110	25	85	85
Government	6.00% and below	535	99	436	436
Government	6.01% to 7.49%	406	153	253	253
Government	7.50% and above	135	47	88	88
Private	6.00% and below	544	29	515	515
Private	6.01% to 7.49%	269	84	185	185
Private	7.50% and above	63	20	43	43
Total primary servicing		8,022	1,288	6,734	6,734
Master servicing	All loans	104	–	104	118
Subprime	All loans	193	24	169	169
Multi-family	All loans	35	–	35	39
Total		$8,354	$1,312	$7,042	$7,060

At September 30, 2005, key economic assumptions and the sensitivity to immediate changes in those assumptions of the fair value of home loan MSRs were as follows:

	September 30, 2005
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types
	(dollars in millions)
Fair value of home loan MSR	$4,605	$743	$1,386
Expected weighted-average life (in years)	3.9	4.0	3.0
Constant prepayment rate(1)	14.53%	15.65%	30.53%
Impact on fair value of 25% decrease	$687	$114	$323
Impact on fair value of 50% decrease	1,592	265	824
Impact on fair value of 25% increase	(537)	(89)	(225)
Impact on fair value of 50% increase	(968)	(160)	(392)
Discounted cash flow rate	8.53%	10.08%	9.95%
Impact on fair value of 25% decrease	$361	$63	$72
Impact on fair value of 50% decrease	792	141	154
Impact on fair value of 25% increase	(306)	(53)	(64)
Impact on fair value of 50% increase	(570)	(97)	(121)

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

The Company recorded gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, of $279 million and $711 million for the three and nine months ended September 30, 2005, compared with a net gain of $187 million and $550 million for the same periods in 2004. The increase for the three months ended September 30, 2005 compared with the same period in the prior year was primarily driven by an increase of approximately 70% in the subprime loan sales volume of Long Beach Mortgage Company. The increase was partially offset by a more competitive pricing environment for the Company’s salable loan products. An increase in gain from home mortgage loans and originated mortgage-backed securities for the nine months ended September 30, 2005 was driven by higher sales levels of the Company’s Option ARM product. Continued customer demand and the liquidity of this product has enabled the Company to sell more of these loans to the secondary market during 2005.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved (“nonqualifying” loans held for sale) are recorded at the lower of cost or market value. This accounting model requires declines in the cost basis of the nonqualifying loans to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of the nonqualifying loans must be recognized in earnings as those changes occur. At September 30, 2005, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $120 million.

All Other Noninterest Income Analysis

The increases in depositor and other retail banking fees for the three and nine months ended September 30, 2005, compared with the same periods in 2004, were largely due to increased debit card interchange and ATM-related income and higher volumes of checking fees that resulted from an increase in the number of retail checking accounts. The number of retail checking accounts at September 30, 2005 totaled approximately 9.7 million, compared with approximately 8.9 million at September 30, 2004.

The decrease in insurance income for the three and nine months ended September 30, 2005, compared with the same periods in 2004, was primarily due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during the first nine months of 2005.

Trading securities income decreased for the three and nine months ended September 30, 2005, compared to the same periods in 2004, predominantly due to $217 million and $66 million in losses on principal-only and other mortgage-backed trading securities held for MSR risk management purposes during the current periods. These losses were partially offset by a $52 million and $88 million increase in the value of retained, residual interests held by Long Beach Mortgage Company during the same periods.

Several securities sold under agreements to repurchase with associated pay-fixed swaps were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company also terminated certain pay-fixed swaps hedging variable rate Federal Home Loan Bank (“FHLB”) advances, resulting in a loss of $90 million.

Other income decreased during the three months ended September 30, 2005, compared with the same period in 2004, primarily due to a $26 million revaluation loss in the current quarter on derivatives held for asset/liability interest-rate risk management purposes.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Compensation and benefits	$939	$841	12%	$2,701	$2,589	4%
Occupancy and equipment	372	404	(8)	1,124	1,197	(6)
Telecommunications and outsourced information services	108	118	(9)	311	364	(15)
Depositor and other retail banking losses	61	54	14	165	134	23
Advertising and promotion	81	76	7	213	219	(2)
Professional fees	48	34	41	119	105	14
Postage	60	58	4	185	174	7
Loan expense	17	29	(41)	63	81	(23)
Other expense	239	255	(7)	710	734	(3)
Total noninterest expense	$1,925	$1,869	3	$5,591	$5,597	–

Compensation and benefits expense increased for the three months ended September 30, 2005, compared with the same period in 2004 primarily due to higher mortgage loan incentive compensation and commission expense.

Telecommunications and outsourced information services expense decreased for the three and nine months ended September 30, 2005, compared with the same periods in 2004 primarily due to negotiated reductions in vendor charges and lower costs due to the consolidation of information system platforms.

The increase in professional fees for the three and nine months ended September 30, 2005 was primarily due to increased outside attorney fees for litigation related to supervisory goodwill lawsuits, in which the Company is a plaintiff, and increased consulting fees.

Loan expense decreased for the three and nine months ended September 30, 2005 compared with the same periods in 2004 largely due to a decrease in loan closing costs.

Review of Financial Condition

Securities

Securities consisted of the following:

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$4	$–	$–	$4
Agency	10,542	73	(68)	10,547
Private issue	6,601	67	(58)	6,610
Total mortgage-backed securities	17,147	140	(126)	17,161
Investment securities:
U.S. Government	408	1	–	409
Agency	2,547	5	(24)	2,528
Other debt securities	562	13	(2)	573
Equity securities	93	2	(2)	93
Total investment securities	3,610	21	(28)	3,603
Total available-for-sale securities	$20,757	$161	$(154)	$20,764

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$–	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728
Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	–	(18)	976
Agency	2,796	36	(4)	2,828
Other debt securities	373	18	–	391
Equity securities	95	7	(1)	101
Total investment securities	4,258	61	(23)	4,296
Total available-for-sale securities	$19,047	$221	$(49)	$19,219

The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Available-for-sale securities
Realized gross gains	$46	$41	$184	$238
Realized gross losses	(77)	(30)	(308)	(165)
Realized net gain (loss)	$(31)	$11	$(124)	$73

Loans

Loans held in portfolio consisted of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$67,863	$66,310
Other ARMs	12,956	9,065
Total short-term adjustable-rate loans	80,819	75,375
Medium-term adjustable-rate loans(3)	43,610	45,197
Fixed-rate loans	8,616	8,562
Total home loans(4)	133,045	129,134
Home equity loans and lines of credit	50,066	43,650
Home construction(5)	2,019	2,344
Multi-family	25,014	22,282
Other real estate	4,929	5,664
Total loans secured by real estate	215,073	203,074
Consumer	669	792
Commercial business	2,452	3,205
Total loans held in portfolio(6)	$218,194	$207,071

(1)          Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)          At September 30, 2005, the total amount by which the unpaid principal balance (“UPB”) of Option ARM loans exceeded their original principal amount was $76 million.

(3)          Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)          Includes specialty mortgage finance loans, which are composed of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio. Specialty mortgage finance loans were $21.16 billion and $19.18 billion at September 30, 2005 and December 31, 2004.

(5)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)          Includes net unamortized deferred loan origination costs of $1.47 billion and $1.25 billion at September 30, 2005 and December 31, 2004.

Other Assets

Other assets consisted of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Premises and equipment	$3,096	$3,140
Investment in bank-owned life insurance	2,755	2,678
Accrued interest receivable	1,590	1,428
Foreclosed assets	256	261
Other intangible assets	155	195
Derivatives	1,016	893
Accounts receivable	3,846	3,917
Other	2,261	1,388
Total other assets	$14,975	$13,900

Deposits

Deposits consisted of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$20,622	$17,463
Interest bearing	44,294	51,099
Total checking deposits	64,916	68,562
Savings and money market deposits	35,579	36,836
Time deposits	40,476	27,268
Total retail deposits	140,971	132,666
Commercial business deposits	9,758	7,611
Wholesale deposits	24,534	18,448
Custodial and escrow deposits(1)	15,149	14,933
Total deposits	$190,412	$173,658

(1)          Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was driven by an increase in the number of individual and small business checking accounts. Interest-bearing checking, savings and money market deposits decreased as customers shifted from Platinum checking and savings accounts to time deposits as a result of higher interest rates offered for these products. Wholesale deposits increased 33% from year-end 2004, due predominantly to an increase in institutional investor certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 71% of retail deposits at September 30, 2005, compared with 79% at year-end 2004. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At September 30, 2005, deposits funded 57% of total assets, compared with 56% at December 31, 2004.

Borrowings

At September 30, 2005, the Company’s borrowings were largely comprised of advances from the FHLBs of San Francisco and Seattle and repurchase agreements. Advances from the San Francisco FHLB represented 85% of total FHLB advances at September 30, 2005. The mix of borrowing sources at any given time is dependent on market conditions.

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

The Company serves the needs of its 11.9 million consumer households through multiple distribution channels including 2,051 retail banking stores, 483 lending stores and centers, 3,551 ATMs, correspondent lenders, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking and Financial Services Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$1,346	$1,255	7%	$4,074	$3,666	11%
Provision for loan and lease losses	51	42	20	130	144	(10)
Noninterest income	786	715	10	2,232	2,041	9
Inter-segment revenue	12	3	321	34	15	124
Noninterest expense	1,211	1,113	9	3,530	3,293	7
Income before income taxes	882	818	8	2,680	2,285	17
Income taxes	334	310	8	1,013	866	17
Net income	$548	$508	8	$1,667	$1,419	17
Performance and other data:
Efficiency ratio(1)	50.41%	49.83%	1	49.59%	50.79%	(2)
Average loans	$179,361	$167,569	7	$179,468	$158,670	13
Average assets	191,909	180,003	7	192,135	170,935	12
Average deposits	138,741	131,850	5	135,775	129,518	5
Loan volume	11,191	14,178	(21)	35,389	41,944	(16)
Employees at end of period	30,030	27,104	11	30,030	27,104	11

(1)          The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The increases in net interest income were primarily due to higher average balances of home equity loans and lines of credit, largely offset by higher funding costs resulting from increasing short-term interest rates. Average home equity loans and lines of credit balances increased $10.91 billion, or 28%, compared with the third quarter of 2004.

The increases in noninterest income were mostly due to growth in depositor and other retail banking fees that resulted from growth in the number of retail checking accounts, higher debit card interchange fees, and increased advisory fee income earned from managing the Company’s proprietary mutual fund family. The number of retail checking accounts at September 30, 2005 totaled approximately 9.7 million, compared with approximately 8.9 million at September 30, 2004, an increase of over 800,000 accounts.

The increases in noninterest expense were primarily due to higher employee compensation and benefits expense and occupancy and equipment expense. The increases in compensation and occupancy expenses were attributable to the continued expansion of the Group’s distribution network, which included the opening of 54 net new retail banking stores in the third quarter of 2005 and a total of 179 net new retail banking stores in the preceding twelve months.

Home Loans Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$327	$287	14%	$916	$945	(3)%
Noninterest income	530	769	(31)	1,830	1,738	5
Inter-segment expense	12	3	321	34	15	124
Noninterest expense	580	614	(6)	1,720	1,957	(12)
Income before income taxes	265	439	(40)	992	711	40
Income taxes	100	166	(40)	374	268	39
Net income	$165	$273	(40)	$618	$443	40
Performance and other data:
Efficiency ratio(1)	62.41%	53.31%	17	57.72%	67.52%	(15)
Average loans	$33,415	$22,611	48	$30,892	$23,158	33
Average assets	54,062	40,037	35	51,559	41,168	25
Average deposits	15,402	15,385	–	14,158	16,695	(15)
Loan volume	48,082	40,491	19	131,435	140,430	(6)
Employees at end of period	12,958	16,524	(22)	12,958	16,524	(22)

(1)          The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The increase in net interest income in the third quarter of 2005 was largely due to higher average balances of loans and investment securities held for MSR risk management. The increase was substantially offset by increased funding costs due to rising short-term interest rates. The average balance of loans totaled $33.42 billion at September 30, 2005, an increase of $10.80 billion, or 48%, from September 30, 2004.

The decline in noninterest income in the third quarter of 2005 was primarily due to losses incurred from trading securities designated as MSR risk management instruments and by a more competitive pricing environment for prime loans sold in the secondary market.

The decreases in noninterest expense were primarily due to lower technology, occupancy and equipment and base compensation and benefits-related expenses. These decreases resulted from the conversion to a single loan platform during the second half of 2004, the consolidation of various locations and functions, and lower headcount, which decreased to 12,958 at September 30, 2005 from 16,524 at September 30, 2004. These decreases were partially offset by higher incentive compensation and commission expense.

Commercial Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$356	$320	11%	$1,022	$996	3%
Provision for loan and lease losses	4	7	(48)	7	31	(78)
Noninterest income	156	64	143	381	246	54
Noninterest expense	185	154	20	525	438	20
Income before income taxes	323	223	45	871	773	13
Income taxes	122	84	44	328	292	13
Net income	$201	$139	45	$543	$481	13
Performance and other data:
Efficiency ratio(1)	30.34%	32.26%	(6)	31.08%	28.12%	11
Average loans	$50,441	$37,871	33	$45,823	$37,232	23
Average assets	54,970	42,125	30	50,132	41,963	19
Average deposits	8,646	7,775	11	7,867	6,894	14
Loan volume	11,392	7,102	60	30,860	20,981	47
Employees at end of period	3,923	3,490	12	3,923	3,490	12

(1)          The efficiency ratio is defined as noninterest expense, excluding a cost of capital charge on goodwill, divided by total revenue (net interest income and noninterest income).

The increases in net interest income were largely due to higher average balances of loans held for sale at Long Beach Mortgage Company and higher average multi-family loan balances, mostly offset by higher funding costs due to rising short-term interest rates. Average loans held for sale balances increased by $10.67 billion from September 30, 2004. Average multi-family loan balances increased by $3.21 billion from September 30, 2004.

The increases in noninterest income were primarily due to higher gains from mortgage loans, net of risk management activities, and an increase in trading securities income during the third quarter of 2005 related to an increase in the market value of residual interests retained from securitizations conducted by Long Beach Mortgage Company. Also contributing to the increase in noninterest income for the nine months ended September 30, 2005 was increased loan servicing fees and a gain on the sale of a real estate investment property in the first quarter of 2005.

The increases in noninterest expense were primarily due to higher employee compensation and benefits expense resulting from the growth in loan volume from Long Beach Mortgage Company. Long Beach Mortgage Company has added nearly 900 employees during the past twelve months to support its growing operations. This increase in headcount was primarily offset by workforce reductions associated with the decision to exit from certain business activities during the second half of 2004. These activities were determined to no longer be aligned with the Group’s strategic objectives.

Corporate Support/Treasury and Other

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2005	2004	Change	2005	2004	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest expense	$(228)	$(232)	(2)%	$(623)	$(660)	(6)%
Provision for loan and lease losses	–	1	(67)	1	2	(64)
Noninterest income (expense)	(48)	(122)	(61)	(147)	(161)	(9)
Noninterest expense	161	200	(19)	446	541	(17)
Loss from continuing operations before income taxes	(437)	(555)	(21)	(1,217)	(1,364)	(11)
Income tax benefit	(176)	(216)	(19)	(488)	(532)	(8)
Loss from continuing operations	(261)	(339)	(23)	(729)	(832)	(12)
Income from discontinued operations, net of taxes	–	–	–	–	399	(100)
Net loss	$(261)	$(339)	(23)	$(729)	$(433)	69
Performance and other data:
Average loans	$1,096	$928	18	$1,066	$864	23
Average assets	28,051	23,326	20	26,756	27,365	(2)
Average deposits	25,531	13,856	84	24,590	9,457	160
Loan volume	67	54	25	181	156	16
Employees at end of period	9,303	8,370	11	9,303	8,370	11

The increases in noninterest income were primarily due to losses from the termination of repurchase agreements with embedded pay-fixed interest rate swaps in the third quarter of 2004.

The decreases in noninterest expense were primarily due to lower occupancy and equipment expense, telecommunications and outsourced information services, and employee compensation and benefits expense resulting from the Company’s ongoing expense management efforts. All severance and restructuring expenses that resulted from the Company’s 2004 cost containment initiative were charged to this unit.

Average loan balances are related to the Community Lending and Investment unit, which was transferred from the Commercial Group to Corporate Support/Treasury and Other during the third quarter of 2005.

The increases in average deposits were predominantly due to growth in brokered certificates of deposits held by institutional investors.

Income from discontinued operations resulted from the sale of the Company’s subsidiary, Washington Mutual Finance Corporation, in the first quarter of 2004.

Off-Balance Sheet Activities

Asset Securitization

The Company transforms loans into securities through a process known as securitization. When the Company securitizes loans, the loans are sold to a qualifying special-purpose entity (“QSPE”), typically a trust. The QSPE, in turn, issues securities, commonly referred to as asset-backed securities, which are secured by future cash flows on the sold loans. The QSPE sells the securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses the proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within the financial statements since they satisfy the criteria established by Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in securitizations were $1.94 billion at September 30, 2005, of which $1.44 billion have either a AAA credit rating or are agency insured. Additional information concerning securitization transactions is included in Note 6 to the Consolidated Financial Statements – “Mortgage Banking Activities” in the Company’s 2004 Annual Report on Form 10-K.

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

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	September 30, 2005		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	5.85%	89.49%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.47	387.06	6.00%
Total risk-based capital to total risk-weighted assets	11.48	387.09	10.00%

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at September 30, 2005.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2005, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

In 2003, the Company adopted a share repurchase program approved by the Board of Directors (the “2003 Program”). Under the 2003 Program, the Company was authorized to repurchase up to 100 million shares of its common stock, as conditions warranted. On October 18, 2005, the Company discontinued the 2003 Program and adopted a new share repurchase program approved by the Board of Directors (the “2005 Program”). The Company had repurchased 64.8 million shares under the 2003 Program prior to its discontinuance. Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2005 Program, and purchases may be made in the open market, through block trades, accelerated share repurchase transactions and other private transactions. At October 31, 2005, the total remaining common stock repurchase authority under the 2005 Program was approximately 84.5 million shares. Refer to Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding share repurchase activities conducted under the 2003 Program.

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

	September 30, 2005	June 30, 2005	December 31, 2004
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1):
Loans secured by real estate:
Home	$472	$495	$534
Specialty mortgage finance(2)	755	692	682
Total home nonaccrual loans	1,227	1,187	1,216
Home equity loans and lines of credit	68	67	66
Home construction(3)	10	11	28
Multi-family	18	15	12
Other real estate	69	116	162
Total nonaccrual loans secured by real estate	1,392	1,396	1,484
Consumer	8	8	9
Commercial business	65	59	41
Total nonaccrual loans held in portfolio	1,465	1,463	1,534
Foreclosed assets	256	256	261
Total nonperforming assets	$1,721	$1,719	$1,795
As a percentage of total assets	0.52%	0.53%	0.58%
Restructured loans	$25	$25	$34
Total nonperforming assets and restructured loans	$1,746	$1,744	$1,829

(1)          Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $152 million, $108 million and $76 million at September 30, 2005, June 30, 2005, and December 31, 2004. Loans held for sale are accounted for at lower of aggregate cost or market value, with valuation changes included as adjustments to gain from mortgage loans.

(2)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

Provision and Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Balance, beginning of period	$1,243	$1,293	$1,301	$1,250
Other	–	–	(29)	(3)
Provision for loan and lease losses	52	56	99	172
	1,295	1,349	1,371	1,419
Loans charged off:
Loans secured by real estate:
Home	(9)	(6)	(31)	(30)
Specialty mortgage finance(1)	(15)	(11)	(36)	(29)
Total home loans charged off	(24)	(17)	(67)	(59)
Home equity loans and lines of credit	(10)	(6)	(23)	(18)
Home construction(2)	–	–	(1)	–
Multi-family	–	–	(1)	–
Other real estate	(4)	(1)	(7)	(10)
Total loans secured by real estate	(38)	(24)	(99)	(87)
Consumer	(8)	(11)	(30)	(36)
Commercial business	(4)	(4)	(18)	(14)
Total loans charged off	(50)	(39)	(147)	(137)
Recoveries of loans previously charged off:
Loans secured by real estate:
Specialty mortgage finance(1)	1	1	2	3
Home equity loans and lines of credit	1	–	2	1
Multi-family	2	1	3	3
Other real estate	8	2	12	8
Total loans secured by real estate	12	4	19	15
Consumer	5	5	16	15
Commercial business	2	3	5	10
Total recoveries of loans previously charged off	19	12	40	40
Net charge-offs	(31)	(27)	(107)	(97)
Balance, end of period	$1,264	$1,322	$1,264	$1,322
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.06%	0.05%	0.07%	0.07%
Allowance as a percentage of total loans held in portfolio	0.58	0.64	0.58	0.64

(1)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

(2)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences forsale and construction loans made directly to the intended occupant of a single-family residence.

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

90 or More Days Past Due

Loans held in portfolio that were 90 or more days contractually past due and still accruing interest were $90 million, $89 million and $85 million at September 30, 2005, June 30, 2005 and December 31, 2004. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of loss. Our held for sale portfolio contained $1.04 billion, $1.17 billion and $1.60 billion of such loans that were 90 or more days contractually past due and still accruing interest at September 30, 2005, June 30, 2005 and December 31, 2004.

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

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. Although no dividends were paid by its banking subsidiaries during the third quarter, we expect Washington Mutual, Inc. to continue to receive banking subsidiary dividends in subsequent quarters. Banking subsidiary dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations, refer to the Company’s 2004 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

During 2003, Washington Mutual, Inc. filed two shelf registration statements with the Securities and Exchange Commission, registering a total of $7 billion in debt securities, preferred stock and depositary shares in the United States and in international capital markets. At September 30, 2005, the Company had $1.40 billion available for issuance under these registration statements.

Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. At September 30, 2005, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At September 30, 2005, Washington Mutual, Inc. had $506 million in commercial paper outstanding and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction deposits and wholesale borrowings from FHLB advances and repurchase agreements continue to provide the Company with a significant source of stable funding. During the first nine months of 2005, those sources funded 65% of average total assets. The Company’s continuing ability to retain its transaction deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain FHLB advances and repurchase agreements to offset any potential declines in deposit balances.

At September 30, 2005, the Company’s proceeds from the sales of loans were approximately $118 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $129 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources. The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank (“WMB,” f/k/a “Washington Mutual Bank, FA”) to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. WMB has $3.75 billion in senior notes available under this program.

Senior unsecured long-term obligations of WMB were rated A by Fitch, A2 by Moody’s and A by Standard and Poor’s. Short-term obligations were rated F1 by Fitch, P1 by Moody’s and A1 by Standard and Poor’s.

Non-banking Subsidiaries

Long Beach Mortgage Company has revolving credit facilities with non-affiliated lenders totaling $6 billion that are used to fund loans held for sale. At September 30, 2005, Long Beach Mortgage had borrowings outstanding of approximately $4.4 billion under these credit facilities.

In June 2005, Long Beach Mortgage launched Strand Funding LLC (“Strand”), a single-seller asset-backed extendible note facility, to augment its existing credit facilities. Strand has total funding capacity of $5 billion, and as of September 30, 2005 approximately $3.6 billion in notes were outstanding.

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

MSR Risk Management

The Company manages potential impairment in the fair value of MSR and increased amortization levels of MSR through a comprehensive risk management program. The intent is to offset the changes in MSR fair value and changes in MSR amortization above anticipated levels with changes in the fair value of risk management instruments. The risk management instruments include interest rate contracts, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate floors and interest rate caps. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

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

Late in the third quarter of 2004, the Company adopted an MSR risk management approach that reduces its exposure to basis risk. As a result, the amount of mortgage-based risk management products, such as forward commitments to purchase and sell mortgage-backed securities, was increased, while the amount of LIBOR-based products, such as interest rate swap contracts, decreased. Due to the inherent optionality in mortgage-based products, additional derivatives were also purchased to mitigate the optionality risk created by these products. This change in approach resulted in a significant increase in the total notional balance of derivative contracts that are designated as MSR risk management instruments.

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

The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity) and loan and deposit volume and mix projections are the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income, and is also a major factor in the valuation of MSR. The decay rate assumptions also impact net interest income by altering the expected deposit mix and rates in various interest rate environments. The prepayment and decay rate assumptions reflect management’s best estimate of future behavior. These assumptions are derived from internal and external analysis of customer behavior. In addition, the net interest income projections are dependent on the pricing assumptions used for new loan and deposit volume. The rates on new investment securities are based on secondary market rates while the rates on loans are based on the rates offered by the Company to retail customers. Deposit rates are derived from analyses of expected customer behavior.

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

The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising long-term interest rate scenarios accompanied by a shift towards a greater proportion of adjustable-rate production. Conversely, the Company generally assumes an increase in total loan production in falling long-term interest rate scenarios accompanied by a shift towards a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling long-term interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when long-term interest rates increase if management chooses to retain more loans in the portfolio.

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

When the countercyclical behavior inherent in portions of the Company’s balance sheet does not result in an acceptable risk profile, management utilizes investment securities and interest rate contracts to mitigate this situation. The interest rate contracts used for this purpose are classified as asset/liability risk management instruments. These contracts are often used to modify the repricing period of interest-bearing funding sources with the intention of reducing the volatility of net interest income. The types of contracts used for this purpose may consist of interest rate swaps, interest rate corridors, interest rate swaptions and certain derivatives that are embedded in borrowings. Management also uses receive-fixed swaps as part of the asset/liability risk management strategy to help modify the repricing characteristics of certain long-term liabilities to match those of the assets. Typically, these are swaps of long-term fixed-rate debt to a short-term adjustable-rate, which more closely resembles asset repricing characteristics.

October 1, 2005 and January 1, 2005 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings plan for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve month periods ending September 30, 2006 and December 31, 2005 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve month periods. The analysis also incorporates assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates. The analysis presented does not include the effects of market risk sensitive instruments from Providian Financial Corporation, which the Company acquired on October 1, 2005.

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
October 1, 2005	1.67%	(3.51)%
January 1, 2005	2.61	(2.18)
Net income change for the one-year period beginning:
October 1, 2005	(3.12)	(0.75)
January 1, 2005	(0.95)	(1.37)

Net interest income and net income sensitivity are impacted by the continued flattening of the yield curve. Short-term interest rates have risen nearly 150 basis points since December 31, 2004 while long-term rates have increased less than 50 basis points. Net interest income sensitivity as of October 1, 2005 decreased compared to the sensitivity projected as of January 1, 2005 in the -50 basis point scenario and was more sensitive in the +200 basis point scenario as a result of the impact the higher and flatter yield curve has on the net interest margin and the projected loan volumes and loan mix under the different interest-rate environments. The balance sheet size and mix vary from January 1, 2005 as projected balance sheet growth as of October 1, 2005 is less in both scenarios. Earning asset balances in the current scenario are projected to experience less growth than in the prior analysis due to smaller expected increases in the balance of loans held for sale in the -50 basis point scenario and greater expected decreases in the +200 basis point scenario. In addition, projected changes in the balances of loans held in portfolio contributed to the variances in balance sheet growth in both scenarios. The changes in the loan volume projections are mainly the result of the higher and flatter yield curve.

Overall, the change in net interest income sensitivity results from projected balance sheet changes over the next year and assumes additional balance sheet management actions are not implemented. Actual balance sheet changes from December 31, 2004 to September 30, 2005 tended to reduce the volatility of the net interest margin. Balance sheet growth was mainly in adjustable-rate home equity and mortgage loans funded with increases in deposit and borrowing balances. These balance sheet changes resulted in a decline in the estimated net duration of interest earning assets and liabilities since year end.

Net income sensitivity in the -50 basis point scenario increased and its sensitivity in the +200 basis point scenario declined since January 1, 2005 due to improvement in the performance of noninterest income.

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

Maturity and Repricing Information

The Company uses interest rate contracts and available-for-sale and trading securities as tools to manage its interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and securities. Substantially all of the interest rate swaps, swaptions and caps at September 30, 2005 are indexed to three-month LIBOR.

The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	September 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$34
Contractual maturity		$25,298	$10,000	$12,063	$2,800	–	–	$435
Weighted average pay rate		3.54%	2.90%	3.70%	5.01%	–	–	4.50%
Weighted average receive rate		3.72%	3.69%	3.75%	3.72%	–	–	3.90%
Receive-fixed swaps:	(242)
Contractual maturity		$32,316	$80	$1,000	$12,373	$8,225	$1,233	$9,405
Weighted average pay rate		3.83%	2.00%	3.79%	3.76%	3.70%	4.21%	3.99%
Weighted average receive rate		4.35%	5.41%	6.81%	3.63%	4.24%	4.25%	5.12%
Basis swaps:	3
Contractual maturity		$5,000	–	$3,500	$500	$1,000	–	–
Weighted average pay rate		3.51%	–	3.52%	3.48%	3.49%	–	–
Weighted average receive rate		3.69%	–	3.69%	3.69%	3.69%	–	–
Interest rate caps:	10
Contractual maturity		$12,875	–	$12,875	–	–	–	–
Weighted average strike rate		4.65%	–	4.65%	–	–	–	–
Payor swaptions:	4
Contractual maturity (option)		$4,000	–	$4,000	–	–	–	–
Weighted average strike rate		5.50%	–	5.50%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$4,000	–	–
Weighted average pay rate		–	–	–	–	5.50%	–	–
Receiver swaptions:	5
Contractual maturity (option)		$4,445	–	$3,770	$675	–	–	–
Weighted average strike rate		3.38%	–	3.37%	1.45%	–	–	–
Contractual maturity (swap)		–	–	–	–	$2,850	$1,595	–
Weighted average receive rate		–	–	–	–	3.31%	3.51%	–
Receiver floater swaps:	23
Contractual maturity		$3,908	–	–	–	$3,908	–	–
Weighted average pay rate		3.71%	–	–	–	3.71%	–	–
Weighted average receive rate		3.76%	–	–	–	3.76%	–	–
Payor floater swaps:	(36)
Contractual maturity		$8,908	–	–	–	$8,908	–	–
Weighted average pay rate		1.71%	–	–	–	1.71%	–	–
Weighted average receive rate		1.63%	–	–	–	1.63%	–	–
Receiver market value swaps:	(19)
Contractual maturity		$3,168	–	–	–	$3,168	–	–
Payor market value swaps:	19
Contractual maturity		$3,168	–	–	–	$3,168	–	–
Eurodollar futures:	14
Contractual maturity		$24,602	–	$21,100	$2,358	$1,144	–	–
Weighted average price		95.41	–	95.41	95.43	95.37	–	–
Treasury futures:	(4)
Contractual maturity		$300	$300	–	–	–	–	–
Weighted average price		109.92	109.92	–	–	–	–	–
Total asset/liability risk management	$(189)	$127,988

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$30
Contractual maturity		$2,145	–	–	–	–	–	$2,145
Weighted average pay rate		4.61%	–	–	–	–	–	4.61%
Weighted average receive rate		3.94%	–	–	–	–	–	3.94%
Receive-fixed swaps:
Contractual maturity	(88)	$18,920	–	$500	$5,150	$3,720	–	$9,550
Weighted average pay rate		3.84%	–	3.87%	3.83%	3.83%	–	3.85%
Weighted average receive rate		4.50%	–	4.16%	4.31%	4.32%	–	4.68%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.31%	–	–	–	5.31%	–	–
Weighted average receive rate		5.28%	–	–	–	5.28%	–	–
Payor swaptions:	176
Contractual maturity (option)		$53,985	$21,710	$32,275	–	–	–	–
Weighted average strike rate		5.08%	4.95%	5.18%	–	–	–	–
Contractual maturity (swap)		–	–	–	$5,550	$10,650	$9,900	$27,885
Weighted average pay rate		–	–	–	4.52%	4.99%	5.01%	5.26%
Written payor swaptions:	(223)
Contractual maturity (option)		$8,725	–	–	$2,000	$4,525	–	$2,200
Weighted average strike rate		5.18%	–	–	5.04%	5.11%	–	5.45%
Contractual maturity (swap)		–	–	–	–	–	–	$8,725
Weighted average pay rate		–	–	–	–	–	–	5.18%
Receiver swaptions:	22
Contractual maturity (option)		$11,725	$3,250	$8,475	–	–	–	–
Weighted average strike rate		4.23%	4.30%	4.20%	–	–	–	–
Contractual maturity (swap)		–	–	–	$3,300	$800	$1,000	$6,625
Weighted average receive rate		–	–	–	4.24%	4.30%	4.35%	4.20%
Written receiver swaptions:	(180)
Contractual maturity (option)		$9,650	–	–	$2,000	$5,450	–	$2,200
Weighted average strike rate		4.27%	–	–	4.04%	4.29%	–	4.45%
Contractual maturity (swap)		–	–	–	–	–	–	$9,650
Weighted average receive rate		–	–	–	–	–	–	4.27%
Treasury futures:	6
Contractual maturity		$92	$92	–	–	–	–	–
Weighted average price		111.05	111.05	–	–	–	–	–
Treasury futures options:	10
Contractual maturity		$1,690	$610	$1,080	–	–	–	–
Weighted average price		0.44	0.51	0.40	–	–	–	–
Forward purchase commitments:	(274)
Contractual maturity		$64,959	$64,959	–	–	–	–	–
Weighted average price		99.08	99.08	–	–	–	–	–
Forward sales commitments:	86
Contractual maturity		$24,632	$24,632	–	–	–	–	–
Weighted average price	.	99.08	99.08	–	–	–	–	–
Total MSR risk management	$(435)	$196,623

(This table is continued on the next page.)

(Continued from the previous page.)

	September 30, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$(101)
Contractual maturity		$25,493	$25,493	–	–	–	–	–
Weighted average price		99.32	99.32	–	–	–	–	–
Forward sales commitments:	178
Contractual maturity		$43,261	$43,261	–	–	–	–	–
Weighted average price		99.54	99.54	–	–	–	–	–
Eurodollar futures:	21
Contractual maturity		$30,654	$2,984	$12,065	$8,863	$4,704	$1,642	$396
Weighted average price		95.43	95.62	95.42	95.43	95.38	95.29	95.20
Interest rate corridors:	–
Contractual maturity		$50	–	–	–	–	–	$50
Weighted average strike rate – long cap		5.13%	–	–	–	–	–	5.13%
Weighted average strike rate – short cap		9.88%	–	–	–	–	–	9.88%
Mortgage put options – purchase:	24
Contractual maturity		$7,550	$7,550	–	–	–	–	–
Weighted average strike price		98.05	98.05	–	–	–	–	–
Mortgage put options – sell:	(2)
Contractual maturity		$1,000	$1,000	–	–	–	–	–
Weighted average strike price		97.02	97.02	–	–	–	–	–
Pay-fixed swaps:	79
Contractual maturity		$11,854	$70	$1,630	$6,200	$1,345	$140	$2,469
Weighted average pay rate		4.08%	4.10%	2.27%	4.30%	4.42%	3.76%	4.55%
Weighted average receive rate		3.64%	3.76%	2.66%	3.83%	3.71%	3.72%	3.77%
Receive-fixed swaps:	(8)
Contractual maturity		$4,055	–	$800	$1,100	$1,050	–	$1,105
Weighted average pay rate		3.73%	–	3.57%	3.80%	3.75%	–	3.76%
Weighted average receive rate		4.18%	–	3.34%	4.14%	4.25%	–	4.77%
Payor swaptions:	10
Contractual maturity (option)		$4,050	$575	$3,475	–	–	–	–
Weighted average strike rate		5.38%	5.85%	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	$1,000	–	$3,050
Weighted average pay rate		–	–	–	–	5.30%	–	5.41%
Receiver swaptions:	–
Contractual maturity (option)		$100	–	$100	–	–	–	–
Weighted average strike rate		4.44%	–	4.44%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$100
Weighted average receive rate		–	–	–	–	–	–	4.44%
Total other mortgage banking risk management	$201	$128,067
Total interest rate risk management contracts	$(423)	$452,678

	September 30, 2005
	Amortized Cost	Net Unrealized Loss	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$757	$(3)	$754
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	4,052
Total MSR risk management securities			$4,806

(1)          Mortgage-backed securities mature after 2009

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(112)
Contractual maturity		$16,013	$11,780	$1,433	$2,800	–	–	–
Weighted average pay rate		3.51%	3.08%	4.18%	5.01%	–	–	–
Weighted average receive rate		2.34%	2.39%	2.13%	2.24%	–	–	–
Receive-fixed swaps:	218
Contractual maturity		$19,930	$80	$1,000	$10,950	$850	$1,150	$5,900
Weighted average pay rate		2.53%	0.62%	2.29%	2.53%	2.46%	2.74%	2.55%
Weighted average receive rate		4.35%	5.41%	6.81%	3.53%	3.99%	4.25%	5.51%
Interest rate caps:	21
Contractual maturity		$26,075	$3,000	$19,875	$3,200	–	–	–
Weighted average strike rate		4.38%	3.30%	4.46%	4.91%	–	–	–
Interest rate corridors:	2
Contractual maturity		$2,585	$7	–	–	–	–	$2,578
Weighted average strike rate – long cap		9.80%	5.94%	–	–	–	–	9.81%
Weighted average strike rate – short cap		10.09%	7.44%	–	–	–	–	10.10%
Payor swaptions:	1
Contractual maturity (option)		$500	–	$500	–	–	–	–
Weighted average strike rate		5.30%	–	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	$500	–	–	–
Weighted average pay rate		–	–	–	5.30%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$1,070	$750	$320	–	–	–	–
Weighted average strike rate		3.87%	3.92%	3.75%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,070
Weighted average receive rate		–	–	–	–	–	–	3.87%
Total asset/liability risk management	$136	$66,173

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

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$28
Contractual maturity		$11,625	$11,625	–	–	–	–	–
Weighted average price		101.15	101.15	–	–	–	–	–
Forward sales commitments:	(48)
Contractual maturity		$31,488	$31,488	–	–	–	–	–
Weighted average price		101.02	101.02	–	–	–	–	–
Eurodollar futures:	–
Contractual maturity		$18,530	$7,446	$5,914	$4,267	$628	$275	–
Weighted average price		96.30	96.75	96.19	95.83	95.48	95.13	–
Interest rate corridors:	1
Contractual maturity		$3,439	–	–	–	$3,439	–	–
Weighted average strike rate – long cap		3.94%	–	–	–	3.94%	–	–
Weighted average strike rate – short cap		10.00%	–	–	–	10.00%	–	–
Mortgage put options:	4
Contractual maturity		$1,215	$1,215	–	–	–	–	–
Weighted average strike price		101.35	101.35	–	–	–	–	–
Pay-fixed swaps:	22
Contractual maturity		$9,371	$4,840	$3,280	$380	–	$233	$638
Weighted average pay rate		3.08%	2.79%	3.10%	3.33%	–	3.91%	4.68%
Weighted average receive rate		2.37%	2.40%	2.34%	2.30%	–	2.27%	2.38%
Receive-fixed swaps:	10
Contractual maturity		$1,335	–	$300	$400	–	–	$635
Weighted average pay rate		2.20%	–	2.05%	2.13%	–	–	2.32%
Weighted average receive rate		3.84%	–	2.19%	3.37%	–	–	4.91%
Payor swaptions:	1
Contractual maturity (option)		$6,040	$6,040	–	–	–	–	–
Weighted average strike rate		6.39%	6.39%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,040
Weighted average pay rate		–	–	–	–	–	–	6.39%
Total other mortgage banking risk management	$18	$83,043
Total interest rate risk management contracts	$559	$270,893

	December 31, 2004
	Amortized Cost	Net Unrealized Gain	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$2,137	$19	$2,156
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,512
Total MSR risk management securities			$5,668

(1)          Mortgage-backed securities mature after 2009.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At September 30, 2005 and December 31, 2004, the gross positive fair value of the Company’s derivative financial instruments was $995 million and $899 million. The Company’s master netting agreements at September 30, 2005 and December 31, 2004 reduced this gross positive fair value by $648 million and $266 million. The Company’s collateral against derivative financial instruments was $81 million and $280 million at September 30, 2005 and December 31, 2004. Accordingly, the Company’s net exposure to derivative counterparty credit risk at September 30, 2005 and December 31, 2004 was $266 million and $353 million.

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

The defendants’ motion to dismiss was filed on May 17, 2005, and the briefing was completed on August 16, 2005. No oral argument has been set on defendants’ anticipated motion.

Refer to Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2004 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents share repurchases made by the Company for the quarter ended September 30, 2005. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	740	$42.91	–	40,925,506
August 1, 2005 to August 31, 2005	2,007	42.50	–	40,925,506
September 1, 2005 to September 30, 2005	2,336,300	41.77	2,336,300	38,589,206
Total	2,339,047	41.77	2,336,300	38,589,206

(1)          In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)          Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors. Under the program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. As of June 30, 2005, the Company had repurchased 59,074,494 shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

(a)   Exhibits

See Index of Exhibits on page 66.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2005.

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
4.4

2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2003. File No. 001-14667).

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