Form 10-K
period 2005-12-31
WASHINGTON MUTUAL INC
filed 2006-03-15
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1201 Third Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Litigation Tracking Warrants™	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, based on the closing sale price as reported on the New York Stock Exchange:

Common Stock—$35,345,279,226(1)

(1)  Does not include any value attributable to 6,000,000 shares held in escrow.

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2006:

Common Stock—992,254,791(2)

(2)  Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2006, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Business	1
	Overview	1
	Available Information	2
	Employees	2
	Factors That May Affect Future Results	2
	Environmental Regulation	6
	Regulation and Supervision	6
	Executive Officers	11
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments(1)	–
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II		14
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Controls and Procedures	15
	Overview	16
	Critical Accounting Estimates	17
	Recently Issued Accounting Standards	22
	Five-Year Summary of Selected Financial Data	24
	Ratios and Other Supplemental Data	25
	Earnings Performance from Continuing Operations	26
	Review of Financial Condition	35
	Operating Segments	38
	Off-Balance Sheet Activities and Contractual Obligations	46
	Capital Adequacy	48
	Risk Management	49
	Credit Risk Management	50
	Liquidity Risk Management	64
	Market Risk Management	66
	Operational Risk Management	71
	Maturity and Repricing Information	71
	Tax Contingency	78
	Goodwill Litigation	78
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	15
Item 9B.	Other Information	84
PART III		84
Item 10.	Directors and Executive Officers of the Registrant	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Principal Accountant Fees and Services	84
PART IV		85
Item 15.	Exhibits, Financial Statement Schedules	85

(1)      Not applicable

i

PART I

BUSINESS

Overview

With a history dating back to 1889, Washington Mutual, Inc. (together with its subsidiaries, “Washington Mutual,” or the “Company”) is a retailer of financial services to consumers and small businesses. Based on its consolidated assets at December 31, 2005 the Company was the seventh largest among all U.S.-based bank and thrift holding companies.

The Company’s earnings are primarily driven by lending to consumers and deposit taking activities which generate net interest income and by activities that generate noninterest income, including the sale and servicing of loans and providing fee-based services to its customers.

Washington Mutual strives to be the nation’s leading retailer of financial services for consumers and small businesses.  It plans to achieve this by building strong, profitable relationships with a broad spectrum of consumers and businesses. Expanding the Company’s retail banking franchise, diversifying its sources of income and achieving efficiencies in operations will be critical to future success.

Following the acquisition of the three largest California-based thrift institutions in the latter part of the 1990s, the Company continued to expand nationally by acquiring companies with strong retail banking franchises in Texas and the greater New York metropolitan area and by building out its branch network into select new markets. During this period, Washington Mutual developed and launched its award-winning and innovative retail banking stores that serve customers in an open, free-flowing retail environment. With the goal of combining its strengths as a deposit taker and portfolio lender with those of a mortgage banker, the Company also expanded its presence in the home loan origination and servicing businesses through acquisition. These mortgage banking acquisitions also served to further broaden the Company’s national presence.

Having created a viable branch presence in many of the largest metropolitan areas over the past decade, the Company shifted its retail banking strategy to focus on consumers in markets where the Company has both a home loan and retail banking presence. As compared to its branching strategy over the last decade, this current focus on building stores in its existing markets carries lower execution risk because it enables the Company to leverage both existing infrastructure and brand awareness. For more detail on the products and services offered by the Retail Banking and Financial Services Group, refer to Management’s Discussion and Analysis – “Operating Segments.”

The Company’s acquisition of Providian Financial Corporation (“Providian”) on October 1, 2005, has enabled the Company to offer credit cards to both new and existing customers, thereby creating and strengthening those relationships. For more detail on the products and services offered by the Card Services Group, refer to Management’s Discussion and Analysis – “Operating Segments.”

In the home loans business, the Company will continue to focus its attention on improving efficiency and productivity by consolidating technology platforms, enhancing customer service and leveraging the Company’s distribution network to cross sell additional products and services. For more detail on the products and services offered by the Home Loans Group, refer to Management’s Discussion and Analysis – “Operating Segments.”

Multi-family lending complements the Company’s expertise in residential real estate secured lending. During 2005, the Company successfully grew this business in its top 15 targeted metropolitan markets. These markets have stable demand, a large disparity between the cost of renting and the cost of home ownership, and households that typically rent for an extended period of time. Its target markets also have supply constraints such as geographic barriers, rent control and zoning restrictions. For more detail on the products and services offered by the Commercial Group, of which multi-family lending is the most significant part, refer to Management’s Discussion and Analysis – “Operating Segments.”

Available Information

Washington Mutual makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through its website located at www.wamu.com/ir as soon as reasonably practicable after their filing with the United States Securities and Exchange Commission.

The Company has implemented a Code of Ethics applicable to senior financial officers of the Company and a revised Company Code of Conduct applicable to all Company officers, employees and directors. The Code of Ethics provides fundamental ethical principles to which Company senior financial officers are expected to adhere. The Code of Conduct operates as a tool to help Washington Mutual officers, employees and directors understand and adhere to the high ethical standards required for employment by, or association with, the Company. Both the Code of Ethics and the Code of Conduct are available on the Company’s website at www.wamu.com/ir. Shareholders may also obtain written copies at no cost by writing the Company at 1201 Third Avenue, Seattle, Washington 98101, Attention: Investor Relations Department, WMT 2140, or by calling (206) 461-3187.

Employees

At December 31, 2005, Washington Mutual had 60,798 employees, compared with 52,579 at December 31, 2004 and 63,720 at December 31, 2003, which in 2003 included 2,346 employees related to the Company’s operations that have subsequently been discontinued. During 2005, the number of employees increased primarily due to the acquisition of Providian Financial Corporation, and the continuing expansion of the Company’s retail banking franchise. During 2004, the number of employees decreased primarily due to the Company’s cost containment initiative directed at reducing the fixed cost structure of the home loans business. The Company believes that it has been successful in attracting quality employees and that employee relations are good.

Factors That May Affect Future Results

The Company’s Form 10-K and other documents that it files with the Securities and Exchange Commission contain forward-looking statements. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Management does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond management’s control or its ability to accurately forecast or predict their significance, which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements.

Significant among these factors are the following:

Volatile interest rates impact the mortgage banking business.

Changes in interest rates affect the mortgage banking business in complex and significant ways. Changes in interest rates can affect loan origination volumes, gain from mortgage loans and loan servicing fees, which are the principal components of revenue from sales and servicing of home mortgage loans. When mortgage rates decline, the Company generally expects loan volumes to increase as borrowers refinance, which leads to accelerated early payoffs of mortgage loans in its servicing portfolio. As a result, when mortgage rates decline, the fair value of the Company’s mortgage servicing rights (“MSR”) declines and gain from mortgage loans tend to increase. When mortgage rates rise, the Company generally expects loan volumes to decrease, which generally leads to reduced payoffs in its servicing portfolio. As a result, when mortgage rates rise, the fair value of the Company’s MSR increases and gain from mortgage loans decrease.

As part of its overall risk management activities, the Company seeks to mitigate changes in fair value of its MSR asset by purchasing and selling financial instruments, entering into interest rate contracts and forward commitments to purchase or sell mortgage-backed securities, and adjusting the mix and amount of such financial instruments or contracts to take into account the effects of different interest rate environments. The MSR asset and the mix of financial instruments used to mitigate changes in its fair value are not perfectly correlated. This imperfect correlation creates the potential for excess MSR risk management gains or losses during any period. The Company’s management must exercise judgment in selecting the amount, type and mix of financial instruments and contracts to mitigate changes in fair value of its MSR. The Company cannot assure that the amount, type and mix of financial instruments and contracts it selects will fully offset significant changes in the value of the MSR and the Company’s actions could negatively impact earnings. The Company’s reliance on these risk management instruments may be impacted by periods of illiquidity in the secondary markets, which could negatively impact the performance of the MSR risk management instruments. For further discussion of how interest rate risk, basis risk and prepayment risk are managed, refer to Management’s Discussion and Analysis – “Market Risk Management.”

Rising interest rates, unemployment and decreases in housing prices impact credit performance.

The Company’s assessment of its credit profile is based in part on management’s evaluation of economic trends that affect the real estate lending environment, which has been generally positive in recent years. With recent increases in short-term interest rates, however, the favorable economic environment may not persist. The Company continually monitors changes in the economy, particularly unemployment rates and housing prices. If unemployment were to rise and either a slowdown in housing price appreciation or outright declines in housing prices were to occur, borrowers might have difficulty repaying their loans. As a result, the Company could experience higher credit losses in its mortgage and home equity portfolios, which could adversely affect its earnings.

Risks related to the option adjustable-rate mortgage product.

The Company continually monitors the credit risk inherent in its option adjustable-rate mortgage product (“Option ARM”) portfolio and assesses the adequacy of its loan loss allowance in light of prevailing circumstances and the historical and current levels of negative amortization in its Option ARM portfolio. If credit risks associated with the Option ARM were to increase in severity, the Company’s earnings could be adversely affected. For further discussion of the Option ARM product, refer to Management’s Discussion and Analysis – “Credit Risk Management.”

Risks related to subprime lending.

The Company remains committed to the subprime mortgage market and intends to increase the loan volume of its subprime mortgage business, Long Beach Mortgage Company, and to maintain the size of its purchased subprime home loan portfolio. A portion of the Company’s Card Services portfolio is made up of subprime credit card loans and Card Services may continue to originate a portion of its credit card loans to subprime borrowers. If unemployment were to rise or either a slowdown in housing price appreciation or outright declines in housing prices were to occur, subprime borrowers, who tend to have greater vulnerability to such changes than prime borrowers, may be unable to repay their loans and the credit performance of the Company’s subprime portfolios could suffer, with a potential adverse effect on earnings.

Risks related to the integration of the Card Services business.

The Company commenced its credit card operations as the result of the merger of Providian Financial Corporation into the Company in a transaction completed on October 1, 2005. The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits from the merger, such as accelerated growth, enhanced customer relationships and product and earnings diversification. One of the key factors in realizing the anticipated benefits of the merger will be the Company’s ability to retain the management personnel from Providian who are leading the Card Services business. As the integration process for the Card Services business continues, it is possible that critical financial, growth or other objectives could be missed, key employees could be lost, or data, communications and other systems or operations could fail to be successfully combined. Integration efforts also divert management attention and resources away from other activities. Any failure to successfully integrate the Card Services business into the Company, loss of key management personnel or any significant delay or unanticipated diversion of resources in completing such integration, could adversely affect the Company’s performance.

Risks related to credit card operations.

Credit card lending brings with it certain risks and uncertainties. These include the composition and risk profile of the Company’s credit card portfolio and customers, and the Company’s ability to continue growing the Company’s credit card business. The success of the credit card business will also depend, in part, on the success of its product development, product rollout efforts and marketing initiatives, including the rollout of credit card products to the Company’s existing retail and mortgage loan customers, and its ability to continue to successfully target creditworthy customers. Recent disputes involving the Visa and MasterCard networks, including their membership standards and pricing structures, could also result in changes that would be adverse to the credit card business. Changes in interest rates also affect the credit card business, including the costs associated with funding the credit card portfolio and the valuation of retained interests related to credit card securitizations.

Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders.

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, the Real Estate Settlement Procedures Act, nontraditional loan products including Option ARMs, credit card lending practices and predatory lending. In addition, there continues to be a focus on reform of the housing government-sponsored enterprises (“GSEs”) including the federal home loan bank system. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on the Company’s business. For further discussion of the regulation of financial services, see “Regulation and Supervision.”

The Company faces competition from banking and nonbanking companies.

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

The Company’s most direct competition for loans comes from commercial banks, other savings institutions, investment banking firms, national mortgage companies and other credit card lenders. Its most direct competition for deposits comes from commercial banks, other savings institutions and credit unions doing business in the Company’s market areas. As with all banking organizations, the Company also experiences competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of its primary market areas. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

The Company also faces competition for talent. Its success depends, in large part, on its ability to hire and keep key people. Competition for the best people in most businesses in which the Company engages can be intense. If the Company is unable to attract and retain talented people, its business could suffer.

General business and economic conditions, including movements in interest rates, the slope of the yield curve and the potential overextension of housing prices in certain geographic markets.

The Company’s business and earnings are sensitive to general business and economic conditions. These conditions include the slope of the yield curve, inflation, the money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which the Company conducts business. Changes in these conditions may adversely affect its business and earnings. For example, when short-term interest rates rise, there is a lag period until adjustable-rate mortgages reprice. As a result, the Company may experience compression of its net interest margin with a commensurate adverse effect on earnings. Likewise, the Company’s earnings could also be adversely affected when a flat or inverted yield curve develops, as this may inhibit the Company’s ability to grow its adjustable-rate mortgage portfolio and may also cause margin compression. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could increase the negative amortization of Option ARM loans, which may eventually result in increased delinquencies and defaults. Rising interest rates could also decrease customer demand for loans. An increase in delinquencies or defaults could result in a higher level of charge-offs and provision for loan and lease losses, which could adversely affect earnings.

The Company’s business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Board of Governors of the Federal Reserve System, which regulates the supply of money and credit in the United States. Federal Reserve System policies directly and indirectly influence the yield on the Company’s interest-earning assets and the cost of its interest-bearing liabilities. Changes in those policies are beyond the Company’s control and difficult to predict.

Negative public opinion impacts the Company’s reputation.

Reputational risk, meaning the risk to earnings and capital from negative public opinion, is inherent in the Company’s business. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, which include its sales and trading practices, its loan origination and servicing activities, its retail banking and credit card operations, its management of actual or potential conflicts of interest and ethical issues, and its protection of confidential customer information. Negative public opinion can adversely affect the Company’s ability to keep and attract customers and can expose it to litigation and regulatory action. The Company takes steps to minimize reputation risk in the way it conducts its business activities and deals with its customers and communities.

Each of the factors discussed in the preceding paragraphs can significantly impact the Company’s businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company’s ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements.

Environmental Regulation

The Company’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company both as an owner or former owner of properties used in or held for its business, and as a secured lender on property that is found to contain hazardous substances or wastes. The Company’s general policy is to obtain an environmental assessment prior to foreclosing on commercial property. The Company may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Regulation and Supervision

The following discussion describes elements of the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and provides some specific information relevant to Washington Mutual. This regulatory framework is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than for the protection of shareholders and creditors.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business.

General

Washington Mutual, Inc. is a Washington State corporation. It owns two federal savings associations as well as numerous nonbank subsidiaries. Washington Mutual, Inc. is a savings and loan holding company. As a savings and loan holding company, Washington Mutual, Inc. is subject to regulation by the Office of Thrift Supervision (the “OTS”).

The federal savings associations are subject to extensive regulation and examination by the OTS, their primary federal regulator, as well as the Federal Deposit Insurance Corporation (“FDIC”). On January 1, 2005, the Company’s state savings bank, the former Washington Mutual Bank merged into Washington Mutual Bank, FA, and ceased to exist; subsequently, Washington Mutual Bank, FA changed its name to Washington Mutual Bank (“WMB”). Consequently, the Company no longer owns a state savings bank that is subject to regulation and supervision by the Director of Financial Institutions of the State of Washington. Its nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

Both of the Company’s banking subsidiaries are under the common control of Washington Mutual, Inc. and are insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require either of the Company’s banking subsidiaries to reimburse it for losses it incurs in connection with the failure of the other banking subsidiary or with the FDIC’s provision of assistance to a Washington Mutual banking subsidiary that is in danger of failure.

Payment of Dividends

Washington Mutual, Inc. is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Federal laws limit the amount of dividends or other capital distributions that a banking institution, such as the Company’s two federal savings associations, can pay. Each of its two banking subsidiaries has a policy to remain well-capitalized and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. In addition, the two federal savings associations must file a notice with the OTS at least 30 days before they can pay dividends to their parent companies. Refer to Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for a more detailed description of the limits on subsidiary bank dividends.

Capital Adequacy

Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary depository banking institutions is subject to OTS capital requirements. An institution’s capital category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, a tangible equity ratio measure, and certain other factors.

Federal law and regulations establish minimum capital standards. Under such standards federal savings associations are required to maintain a leverage ratio of core capital to adjusted total assets of at least 4.00%, a Tier 1 risk-based capital ratio of at least 4.00%, a total risk-based capital ratio of at least 8.00% and a tangible capital ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

As of December 31, 2005 both of the Company’s banking subsidiaries met all capital requirements to which they were subject and satisfied the requirements to be treated as well-capitalized institutions. See Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for an analysis of the regulatory capital of the Company.

The Company continues to actively follow the progress of the U.S. banking agencies and the Basel Committee on Banking Supervision in developing a new set of regulatory risk-based capital requirements. The Basel Committee on Banking Supervision is a committee established by the central bank governors of certain industrialized nations, including the United States. The new requirements are commonly referred to as Basel II or The New Basel Capital Accord. The Company is participating in efforts to refine these standards to ensure that they measure risk as precisely as possible within the framework of The New Basel Capital Accord, and is working to ensure that its internal measurement of credit risk, market risk, and operational risk will comply with the new standards. The Company is also assessing the potential impacts The New Basel Capital Accord may have on its business practices as well as broader competitive effects within the industry.

Holding Company Status and Acquisitions

Washington Mutual, Inc. is a multiple savings and loan holding company, as defined by federal law, because it owns more than one savings association. However, Washington Mutual, Inc. is regulated as a unitary savings and loan holding company because the OTS deems its federal savings associations to have been acquired in supervisory transactions. Therefore, it is exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions will apply to Washington Mutual, Inc. if either of its banking institutions fail to meet a qualified thrift lender test established by federal law. As of December 31, 2005, the Company’s two banking subsidiaries were in compliance with qualified thrift lender standards.

Washington Mutual, Inc. may not acquire control of another savings association unless the OTS approves. Washington Mutual, Inc. may not be acquired by a company, other than a bank holding company, unless the OTS approves, or by an individual unless the OTS does not object after receiving notice. Washington Mutual, Inc. may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves. In any case, the public must have an opportunity to comment on the proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, Washington Mutual, Inc. may not acquire more than 5% of the voting stock of any savings institution that is not already one of its subsidiaries.

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

Federal Home Loan Bank System

The primary purpose of the Federal Home Loan Banks (“FHLBs”) is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. The FHLB System consists of twelve regional FHLBs; each is federally chartered but privately owned by its member institutions. The Federal Housing Finance Board (“Finance Board”), a government agency, is generally responsible for regulating the FHLB System.

One of the Company’s federal savings associations, WMB, currently is a member of the San Francisco FHLB. The other federal savings association, Washington Mutual Bank fsb (“WMBfsb”), is a member of the Seattle FHLB.

In June 2004, the Finance Board issued a regulation that required each FHLB to register a class of its equity securities with the Securities and Exchange Commission (“SEC”) by filing a Form 10 Registration Statement no later than June 30, 2005 and to ensure that the registration be declared effective no later than August 29, 2005. Upon becoming an SEC registrant, each FHLB is required to file quarterly, annual and supplemental financial disclosures with the Securities and Exchange Commission and to provide more public disclosure. The San Francisco FHLB filed a Registration Statement on June 30, 2005. The Seattle FHLB filed a Registration Statement with the SEC on June 30, 2005, but on August 26, 2005 filed to withdraw that Registration Statement and has not subsequently filed a new Registration Statement. The Seattle FHLB is reviewing certain issues related to derivatives accounting under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and expects to re-file a registration statement with the SEC as soon as these issues have been resolved.

As a condition of membership and as a condition of obtaining advances, members of a FHLB are required to purchase and hold certain amounts of equity securities of that FHLB. Effective May 18, 2005, the Seattle FHLB has suspended payment of dividends on equity securities and suspended repurchases of most of its equity securities. The Company cannot predict when the Seattle FHLB will begin to pay dividends on or repurchase its equity securities.

Congress is considering proposals which would establish a new regulator for the FHLB system, as well as for other housing government-sponsored enterprises. Washington Mutual cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the business of the Company.

Deposit Insurance

The FDIC insures the deposits of each of the Company’s banking subsidiaries to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The BIF is a deposit insurance fund for commercial banks and some federal and state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. The Company’s federal savings associations are members of the SAIF, but a small portion of WMB’s deposits are insured through the BIF.

The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2005, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of assessable deposits. The Company’s banking subsidiaries qualified for the lowest rate on their deposits in 2005 and paid no deposit insurance assessments.

In February 2006, the President signed federal deposit insurance reform legislation. This legislation requires the FDIC to merge the BIF and the SAIF into a newly created Deposit Insurance Fund (“DIF”); increases the amount of deposit insurance coverage for retirement accounts; allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and provides eligible institutions, such as the Company’s banking subsidiaries, credits on future assessments.

The merger of the BIF and the SAIF is required to take place in the first half of 2006. Once the two funds are merged, the Company’s banking subsidiaries will become members of the DIF. The Company’s banking subsidiaries will be subject to the new assessment and credit provisions once the FDIC, sometime before November 6, 2006, promulgates regulations implementing these provisions.

Affiliate Transaction Restrictions

Washington Mutual’s two banking subsidiaries are subject to, and comply with, the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates (such as Washington Mutual, Inc.), principal stockholders, directors and executive officers of the banking institution and its affiliates.

Federal Reserve, Consumer and Other Regulation

Numerous regulations promulgated by the Federal Reserve Board affect the business operations of the Company’s banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Under Federal Reserve Board regulations, both of the Company’s banking subsidiaries are required to maintain a reserve against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution’s cost of funds.

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

The Bank Secrecy Act and the USA PATRIOT Act, which were enacted following the events of September 11, 2001, included numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Washington Mutual has established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the USA PATRIOT Act, and the impact of these Acts on the Company’s operations has not been material.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that the Company’s banking subsidiaries ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In the most recent examination results, the Company’s two federal associations received an “outstanding” CRA rating from the OTS. The Company maintains a CRA public file that is available for viewing. The file includes copies of its most recent CRA Public Evaluations, descriptions of its products and services, delivery outlet information, and public comments.

In September 2001, Washington Mutual announced a ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by the Company and the companies it acquired. As of December 31, 2005, the Company had exceeded its yearly targets for lending in low- to moderate-income neighborhoods and underserved market areas.

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

Regulation of Nonbanking Affiliates

As broker-dealers registered with the Securities and Exchange Commission and as members of the NASD (National Association of Securities Dealers), Inc., the Company’s broker-dealer subsidiaries are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. As a registered investment advisor, WM Advisors is subject to various federal and state securities regulations and restrictions. The Company’s subprime mortgage subsidiary, Long Beach Mortgage Company, is subject to various federal and state laws and regulations, including those relating to truth-in-lending, equal credit opportunity, fair credit reporting, real estate settlement procedures, debt collection practices and usury. The Company’s insurance subsidiaries are subject to regulation by various state insurance regulators. Some of the Company’s subsidiaries are subject to various state licensing and examination requirements.

Executive Officers

The following table sets forth certain information regarding the executive officers of Washington Mutual:

Executive Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	56	Chairman and Chief Executive Officer	1983
Thomas W. Casey	43	Executive Vice President and Chief Financial Officer	2002
Ronald J. Cathcart	53	Executive Vice President and Chief Enterprise Risk Officer	2005
Fay L. Chapman	59	Senior Executive Vice President and General Counsel	1997
Daryl D. David	51	Executive Vice President, Human Resources	2000
Debora D. Horvath	51	Executive Vice President and Chief Information Officer	2004
Kenneth E. Kido	48	Executive Vice President and Acting President, Retail Banking	2001
J. Benson Porter	40	Executive Vice President and Chief Administrative Officer	1996
Stephen J. Rotella	52	President and Chief Operating Officer	2005
David C. Schneider	40	Executive Vice President and President, Home Loans	2005
John F. Woods	41	Senior Vice President and Controller	2005

Mr. Killinger established the Executive Committee in 1990 to facilitate and coordinate decision making and communication among the most senior executive officers of the Company who, as a committee, determine the Company’s strategic direction. The executive officers serving on this committee are indicated below.

Mr. Killinger is Chairman and Chief Executive Officer of Washington Mutual. He was named President and a Director in 1988, Chief Executive Officer in 1990 and Chairman in 1991. He served as President through 2004. He has been a member of the Executive Committee since its formation in 1990.

Mr. Casey is Executive Vice President, Chief Financial Officer and a member of the Executive Committee of Washington Mutual. He oversees all aspects of Washington Mutual’s corporate finance, strategic planning and investor relations functions. Prior to joining Washington Mutual, Mr. Casey was with GE Capital Corp. from 1992 through 2002 where he held advising, controllership and analyst positions prior to becoming a Vice President of GE and Senior Vice President and Chief Financial Officer of GE Financial Assurance in 1999.

Mr. Cathcart joined the Company in December 2005 as Executive Vice President and Chief Enterprise Risk Officer and became a member of the Executive Committee at that time. He is responsible for overseeing the credit, market and operational risk functions for the company. Prior to joining Washington Mutual, he served as Executive Vice President of Retail Risk Management at the Canadian Imperial Bank of Commerce (“CIBC”) from 2002 to 2005. Prior to joining CIBC, Mr. Cathcart served in a variety of risk management positions at Bank One from 1999 to 2002, including Executive Vice President, Retail Risk Management.

Ms. Chapman has served as the Company’s General Counsel and Senior Executive Vice President since 1999. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, she was a partner at the Seattle law firm of Foster Pepper & Shefelman PLLC from 1979 to 1997.

Mr. David joined Washington Mutual in 2000 as Executive Vice President, Human Resources. He is responsible for talent acquisition, organizational capabilities, leadership development and rewards and benefits. Mr. David became a member of the Executive Committee in 2001. Previously he served as Vice President of Strategic Growth and Human Resources at Amazon.com from 1999 to 2000. He also served in executive human resource positions with Sanga International, Magnetek, Inc., and Allied Signal from 1992 to 1999.

Ms. Horvath joined Washington Mutual in 2004 as Executive Vice President and Chief Information Officer and became a member of the Executive Committee at that time. She is responsible for overseeing the Company’s enterprise-wide technology efforts. Prior to joining Washington Mutual, she served as Senior Vice President and Chief Information Officer with GE Capital – Great Northern Annuity, GE Financial Assurance and GE Insurance from 1993 to 2004.

Mr. Kido is Executive Vice President and Acting President, Retail Banking. He manages all aspects of consumer lending and deposit product management and operations and is responsible for the management and operations of over 2,100 financial centers in 16 states including the Company’s small business operations. He became a member of the Executive Committee in 2005. Mr. Kido joined Washington Mutual in July 2001 after spending 24 years with Bank of America, most recently as head of their Consumer Card Division.

Mr. Porter has served as Executive Vice President and Chief Administrative Officer since 2004. In this role, he oversees teams that provide company-wide support for sourcing and purchasing, corporate communications, operational excellence initiatives, corporate property management, community affairs, the enterprise-wide call centers and community lending and investment. Mr. Porter joined Washington Mutual in 1996 and became a member of the Executive Committee in 2004.

Mr. Rotella became President and Chief Operating Officer of Washington Mutual in January 2005 and became a member of the Executive Committee at that time. He is responsible for overseeing the Company’s retail, home loans, credit card and commercial lines of business, the technology group and marketing, as well as day-to-day corporate administration. Prior to joining Washington Mutual, he was an Executive Vice President with JPMorgan Chase and served on its executive committee from 2001 to 2004. In addition, he was the Chief Executive Officer of Chase Home Finance from 2001 to 2004 and its Chief Operating Officer from 1998 to 2001.

Mr. Schneider joined the Company in July 2005 as Executive Vice President and President, Home Loans and became a member of the Executive Committee at that time. He oversees all aspects of the Company’s home loans business including prime mortgage lending, mortgage banker finance, Long Beach Mortgage Company and specialty mortgage finance. Prior to joining Washington Mutual, Mr. Schneider served as President and Chief Operating Officer of CitiMortgage, Inc. Prior to joining CitiMortgage in April 2001, he served as Executive Vice President of Retail Banking for Old Kent Financial Corporation from 1998 to 2001.

Mr. Woods joined the Company in December 2005 as Senior Vice President and Controller. He serves as the Company’s principal accounting officer. Prior to joining the Company, Mr. Woods served in various positions at Freddie Mac including Senior Vice President, Principal Accounting Officer and Corporate Controller. Prior to joining Freddie Mac in 2002, Mr. Woods was a partner at Arthur Andersen in its financial services audit and consulting practices.

Properties

The Company’s primary executive and business segment headquarters are located at 1201 Third Avenue, Seattle, Washington 98101. The Company leases approximately 400,000 square feet at this location and an additional 700,000 square feet in other downtown Seattle locations for administrative functions.

The Company, in a joint venture with the Seattle Art Museum, is constructing a new headquarters building in downtown Seattle. On completion of the building, the Company will own approximately 900,000 square feet and will lease from the Seattle Art Museum an additional 250,000 square feet for a period of up to 25 years. The lessor has the right to cancel the lease, in whole or in part, at any time after the tenth year of the lease. Occupancy and the term of the lease are expected to commence concurrently in 2006; accordingly, certain of the leases in downtown Seattle locations will not be renewed when their terms expire, as the majority of those occupants will move to the new headquarters building.

As of December 31, 2005, the Company or its subsidiaries owned or leased property in 38 states for 2,140 retail banking stores, 487 lending stores and centers and 323 administrative and other offices. Administrative facilities involve the ownership or leasing of approximately 2.4 million square feet in California, 1.2 million square feet in Texas, 900,000 square feet in Florida and 500,000 square feet in Illinois.

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

In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case currently pending in the U.S. District Court for the Western Division of Washington. South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the “Securities Action”). In brief, the plaintiffs in the Securities Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc., securities from April 15, 2003, through June 28, 2004, that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

The defendants moved to dismiss the Securities Action on May 17, 2005. After briefing, but without oral argument, the Court on November 17, 2005, denied the motion in principal part; however, the Court dismissed the claims against certain of the individual defendants, dismissed claims pleaded on behalf of sellers of put options on Washington Mutual stock, and concluded that the plaintiffs could not rely on supposed violations of accounting standards to support their claims. The remaining defendants subsequently moved for reconsideration or, in the alternative, certification of the opinion for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The District Court denied the motion for reconsideration, but on March 6, 2006, granted the motion for certification. The defendants will now move the Ninth Circuit to have the appellate court accept the case for interlocutory review of the District Court’s original order denying the motion to dismiss. The District Court stayed further proceedings before it pending the outcome of the defendant’s motion to the Ninth Circuit.

On November 29, 2005, 12 days after the Court denied the motion to dismiss the Securities Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court, where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the “Derivative Action”). The defendants in the Derivative Action include those individuals remaining as defendants in the Securities Action, as well as those of the Company’s current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Derivative Action mirror those in the Securities Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the Securities Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. The defendants have not yet responded to the complaint in the Derivative Action.

See Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” for a further discussion of pending and threatened litigation action and proceedings against the Company.

Submission of Matters to a Vote of Security Holders

None.

PART II

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Washington Mutual’s common stock trades on The New York Stock Exchange under the symbol WM. As of February 28, 2006, there were 992,254,791 shares issued and outstanding (including 6 million shares held in escrow) held by 61,025 shareholders of record. The information regarding high and low quarterly sales prices of the Company’s common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the “Quarterly Results of Operations” table included under Supplementary Data on page 175 and is expressly incorporated herein by reference.

The table below represents share repurchases made by the Company for the quarter ended December 31, 2005. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	18,932,665	$42.23	18,932,000	84,500,000
November 1, 2005 to November 30, 2005	300,386	44.61	–	84,500,000
December 1, 2005 to December 31, 2005	711	43.63	–	84,500,000
Total	19,233,762	42.26	18,932,000	84,500,000

(1)                 In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)                 Effective July 15, 2003, the Company adopted a share repurchase program approved by the Board of Directors (the “2003 Program”). Under the 2003 Program, the Company was authorized to repurchase up to 100 million shares of its common stock, as conditions warranted. On October 18, 2005, the Company discontinued the 2003 Program and adopted a new share repurchase program approved by the Board of Directors (the “2005 Program”). The Company had repurchased 64,842,794 shares under the 2003 Program, of which 3,432,000 were repurchased during the fourth quarter of 2005, prior to its discontinuance. Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock as conditions warrant and had repurchased 15,500,000 shares under this program as of December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Providian Financial Corporation

On October 1, 2005 the Company completed its acquisition of Providian Financial Corporation in a stock and cash merger valued at approximately $5.8 billion. For each share of Providian common stock, Providian stockholders received .4005 shares of Washington Mutual common stock and $2.00 in cash. As a result of this acquisition, the Company now ranks as the eighth largest among all credit card issuers. The card services activities of the Company are conducted through a new operating segment entitled Washington Mutual Card Services (“Card Services”).

Subsequent Accounting Revision

Subsequent to furnishing the Company’s fourth quarter 2005 earnings release on Form 8-K on January 18, 2006, the Company made a reclassification change to the Consolidated Statements of Income, included within this Annual Report on Form 10-K, with regard to the presentation of credit card receivables that were sold in the fourth quarter of 2005. This change was made to conform Providian’s historical accounting practice for such sales to Washington Mutual’s accounting policy for transactions of this nature. When loans that were originally recorded in the Company’s held for investment portfolio are subsequently sold, the Company’s policy results in the reduction of their cost basis by the amount of the loan loss allowance allocable to the sold loans. Providian’s practice, by contrast, did not consider the allocable allowance when computing gain on credit card sales. Providian’s historical accounting practice was applied for reporting purposes in the Company’s Form 8-K dated January 18, 2006. This change resulted in an increase of $96 million to the fourth quarter credit card gain on sale (which is reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of consumer loans”) and a corresponding increase to the provision for loan and lease losses. This change had no effect on net income.

Discontinued Operations

In January 2004, the Company sold its subsidiary, Washington Mutual Finance Corporation, for approximately $1.30 billion in cash. Accordingly, this former subsidiary is presented in this report as a discontinued operation with its results of operations and cash flows segregated from the Company’s results of continuing operations for the affected periods presented on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements as well as the tables presented herein, unless otherwise noted.

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

Management reviews and evaluates the design and effectiveness of the Company’s disclosure controls and procedures on an ongoing basis, which may result in the discovery of deficiencies, and improves its controls and procedures over time, correcting any deficiencies that may have been discovered.

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain their effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal controls. The Company’s internal control over financial reporting changed when the Company acquired Providian Financial Corporation on October 1, 2005, to include the key controls inherent within the credit card operations it acquired. Except for this change, there have not been any other changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 88.

Overview

Net income for 2005 was $3.43 billion, or $3.73 per diluted share, an increase from $2.88 billion, or $3.26 per diluted share for 2004. Included in earnings for 2004 was an after-tax gain of $399 million, or 45 cents per diluted share, from the first quarter sale and disposal of the Company’s former consumer finance subsidiary, Washington Mutual Finance Corporation.

Net interest income was $7.89 billion in 2005, compared with $7.12 billion in 2004. The increase was primarily due to growth in the average total loan portfolio and loans held for sale, which collectively increased by 16% during 2005. Largely offsetting the growth in interest-earning assets was contraction in the net interest margin. The net interest margin in 2005 was 2.67%, a decline of 15 basis points from 2004. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continuous increases in short-term interest rates since June of 2004. As the U.S. economy rebounded in 2004 and 2005 from the downturn in the early part of the decade, the Federal Reserve Board initiated a series of 25 basis point increases in the targeted federal funds rate. This benchmark interest rate has increased from 1.00% in the second quarter of 2004 to 4.50% at the end of January 2006. These increases gradually shifted the Federal Reserve’s monetary policy from a position that provided a stimulus effect on the domestic economy towards a more neutral fiscal policy that reduces the potential threat of inflation. Although the Federal Reserve has not stated that a 4.50% rate represents a position of neutrality, it did recently imply, for the first time since the current series of increases began, that the current rate is no longer at a level that would stimulate economic expansion. Accordingly, the current rate appears to be close to entering the Federal Reserve’s target zone for fiscal policy neutrality. Until rates move into that zone, additional increases are likely. Since the Company’s adjustable-rate home loans and securities reprice to current market rates more slowly than its wholesale borrowing sources, the Company expects the net interest margin will continue to be pressured until the federal funds rate stabilizes.

Partially mitigating the disparity in repricing speeds is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. The average balance of home equity lines of credit was $36.14 billion in 2005, an increase of $9.71 billion, or 37% from 2004, while the yield on this portfolio increased from 4.23% to 5.85%. Additionally, the margin benefited from the fourth quarter addition of the credit card portfolio acquired from Providian Financial Corporation and from the partial restructuring of the available-for-sale securities portfolio in the first quarter of 2005, which resulted in the sale of approximately $3 billion of lower-yielding debt securities and the subsequent purchase of securities with comparatively higher yields.

Noninterest income in 2005 was $5.74 billion, an increase of $1.13 billion from 2004. The increase was largely due to consumer loan sales and servicing income of $413 million and credit card fee income of $139 million, all of which resulted from the Company’s new Card Services segment, and improved revenues from the Company’s home loan banking operations. At December 31, 2005, total managed credit card receivables were approximately $19.96 billion, an increase of nearly $700 million during the fourth quarter of 2005. A significant portion of this increase was the result of cross-selling credit card products to the Company’s retail banking customer base.

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $1.79 billion in 2005, an increase from $1.47 billion in 2004. The increase was primarily due to higher levels of gains from the sale of mortgage loans and originated mortgage backed securities, net of gains and losses from risk management instruments. This increase was fostered by the strength of the U.S. housing market, which fueled strong customer demand for fixed-rate mortgages and the Company’s Option ARM portfolio. In particular, the sustained liquidity of the Option ARM product in the secondary market enabled the Company to sell approximately $48.13 billion of Option ARM volume during 2005, compared with $14.12 billion in 2004. The Company also sells substantially all of its fixed-rate and medium-term adjustable-rate home loan volume.

As the yield curve continued to flatten throughout 2005 (and ended the year virtually flat), the interest rate differential between short-term adjustable-rate loans, such as the Option ARM, and fixed-rate loans continued to compress, which increases the desirability of fixed-rate loan products. Accordingly, short-term adjustable-rate loans, as a percentage of total home loan volume, declined from 39% in the fourth quarter of 2004 to 26% in the final quarter of 2005, while fixed-rate loans, as a percentage of total home loan volume, increased from 32% to 44% during the same periods.

The Company recorded a provision for loan and lease losses of $316 million in 2005, compared with a provision of $209 million in 2004. Reflecting the higher risk profile associated with the unsecured, higher-yielding lending activities conducted by Card Services, the 2005 provision included $195 million that was related to the credit card portfolio in the fourth quarter. A relatively benign credit risk environment for the Company’s real estate secured lending activities existed through most of 2005, reflecting the positive effects of a low mortgage interest rate environment, stable or appreciating housing prices in most of the Company’s markets, and a relatively low national unemployment rate.

Depositor and other retail banking fees were $2.19 billion in 2005, a 10% increase from 2004. The growth was driven by strong increases in the number of retail checking accounts as well as an increase in debit card interchange and ATM-related income. The number of retail checking accounts at December 31, 2005 totaled approximately 9.9 million, compared with approximately 9.0 million at December 31, 2004, an increase of over 900,000 accounts. Total retail transaction accounts, which include checking, money market and savings accounts, increased by nearly 1.5 million in 2005.

The Company continues to grow its retail banking business by opening new stores and enhancing its products and services. The Company opened 210 new stores in 2005, and has established a target of opening between 150 and 200 new stores within its existing markets during 2006. Although the Company expects total noninterest expense to be higher in 2006 as a result of the continuing expansion of the retail banking franchise and the full-year effect of absorbing the Card Services Group into the Company’s cost structure, those efforts will also be accompanied by rigorous expense management discipline and the implementation of operational efficiencies and productivity improvements, including the redeployment of certain back-office support operations to more cost-effective labor markets and the consolidation of other administrative support facilities.

Critical Accounting Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the

Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. In some instances, different estimates and assumptions could have been reasonably used to supplant those that were applied. Had those alternative estimates and assumptions been applied, the differences that may result from those alternative applications could have a material effect on the financial statements.

The Company has identified three accounting estimates that, due to the judgments and assumptions inherent in those estimates, and the potential sensitivity of its Consolidated Financial Statements to those judgments and assumptions, are critical to an understanding of its Consolidated Financial Statements. These estimates are: the fair value of certain financial instruments and other assets; derivatives and hedging activities; and the allowance for loan and lease losses and contingent credit risk liabilities.

Management has discussed the development and selection of these critical accounting estimates with the Company’s Audit Committee. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of December 31, 2005. These judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

The discussion below presents information about the nature of the Company’s critical accounting estimates:

Fair Value of Certain Financial Instruments and Other Assets

A portion of the Company’s assets are carried at fair value, including: certain retained interests from securitization activities (which are classified as trading assets), available-for-sale securities and derivatives. Mortgage servicing rights and loans held for sale are recorded at the lower of carrying value or fair value. For those that qualify as hedged items under fair value hedge accounting, their changes in fair value are recognized in earnings and offset the changes in fair value of derivatives used as hedge accounting instruments.

Fair value is defined as the amount at which a financial instrument could be exchanged in a hypothetical transaction between willing, unrelated parties, other than in a forced or liquidation sale. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models that utilize market data inputs and other assumptions, such as loan prepayment speeds, forward interest rate yield curves, market volatilities and pricing spreads to determine their fair values. The degree of management judgment involved in determining the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little, if any, subjectivity is applied when determining the instrument’s fair value. When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation.

The following financial instruments and other assets require the Company’s most complex judgments and assumptions when estimating fair value:

Mortgage Servicing Rights and Certain Other Retained Interests in Securitizations

MSRs and certain other retained interests from securitization activities do not trade in an active, open market with readily quoted prices. Although sales do occur from time to time, the terms of such sales are generally not readily available. Consequently, the Company estimates the fair value of MSRs and certain other retained interests in securitization activities utilizing internal discounted cash flow models.

For MSRs, the discounted cash flow model calculates the present value of the expected future net cash flows of the servicing portfolio based on various assumptions, such as estimated future servicing costs, expected servicing portfolio prepayment speeds and discount rates that are commensurate with the risk profile of the serviced assets. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference would likely result in a material change in MSR fair value. While the Company’s model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and anticipated changes in prepayment speeds. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”  Additional discussion regarding the estimation of MSR fair value, including limitations to the MSR fair value measurement process, are described in the subsequent section of Management’s Discussion and Analysis – “Earnings Performance.” Key economic assumptions and the sensitivity of MSR fair value to immediate changes in those assumptions are described in Note 6 to the Consolidated Financial Statements – “Mortgage Banking Activities.”

For other retained interests in securitization activities (such as interest-only strips and residual interests) the discounted cash flow model used in determining fair value utilizes projections of expected cash flows that are greatly influenced by anticipated prepayment speeds and, in some cases, expected net credit losses or finance charges related to the securitized assets. Changes in those and other assumptions used could have a significant effect on the valuation of these retained interests. Changes in the value of other retained interests in securitization activities are reported in the Consolidated Statements of Income under the noninterest income caption “Trading assets income (loss)” and on the Consolidated Statements of Financial Condition as “Trading assets.”

Loans held for sale

The fair value of loans designated as held-for-sale is generally based on observable market prices of securities that are similar to those that will be collateralized by such loans. If market prices are not readily available, fair value is based on a discounted cash flow model, which takes into account prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates. When the estimated fair value of loans held for sale is lower than their carrying value or, for those that achieve fair value hedge accounting under Statement No. 133, as amended, when the estimated fair value is greater than their carrying value, a valuation adjustment that accounts for this difference is reported on the Consolidated Statements of Income as a component within the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”  Valuation adjustments for consumer loans held for sale are recorded under the noninterest income caption “Revenue from sales and servicing of consumer loans.”

Goodwill Impairment

Under FASB Statement No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s four major operating segments identified in Note 25 to the Consolidated Financial Statements). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income.

The fair values of the reporting units are determined primarily using discounted cash flow models based on each reporting unit’s internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, is used to assess the reasonableness of the valuations derived from the discounted cash flow models.

Goodwill was not impaired as of December 31, 2005 or December 31, 2004, nor was any goodwill written off during the years ended December 31, 2005, 2004 and 2003. For additional information regarding the carrying values of goodwill by operating segment, see Note 7 to the Consolidated Financial Statements – “Goodwill and Other Intangible Assets.”

Other Intangible assets

As part of a business combination accounted for under the purchase method, the Company must record all acquired assets and liabilities at fair value as of the acquisition date. Acquired assets include any identified intangible assets, such as purchased credit card relationships or core deposit intangibles. The fair value of those intangible assets usually is determined based on a discounted cash flow model that considers the expected net cash inflows resulting from those intangible relationships. If the intangible asset has a determinable finite life, the asset is amortized through earnings over its estimated life. Such amortization expense generally is recognized in the Consolidated Statements of Income under the noninterest expense caption, “Other Expense.”  For additional information regarding other intangible assets, see Note 7 to the Consolidated Financial Statements – “Goodwill and Other Intangible Assets.”

Derivatives and Hedging Activities

The Company enters into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. When the Company enters into derivative contracts, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).

All derivatives, whether designated in hedging relationships or not, are recorded at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition. Changes in fair value of derivatives that are not in hedge accounting relationships (as in (3) above) are recorded within the Consolidated Statements of Income in the period in which the change in value occurs. Changes in the fair value of derivatives that are designated as cash flow hedges (as in (2) above), to the extent such hedges are deemed highly effective, are recorded as a separate component of accumulated other comprehensive income and reclassified into earnings when the earnings effect of the hedged cash flows is recognized. Changes in the fair value of derivatives in qualifying fair value hedge accounting relationships (as in (1) above) are recorded each period in earnings along with the change in fair value of the hedged item.

The determination of whether a derivative qualifies for hedge accounting requires judgment about the application of Statement No. 133, as amended. Statement No. 133, as amended, requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the asset or cash flow, or the group of assets or cash flows, that share the risk exposure that is designated as being hedged (i.e., the hedged item), the selection of the instrument that will be used to hedge the identified risk, and the method used to assess the effectiveness of the hedge relationship. The effectiveness assessment requires calculations that utilize standard statistical methods of correlation that must support the determination that the hedging relationship is expected to be highly effective, during the period that the hedge is designated, in achieving offsetting changes in fair value or cash flows attributable to the hedged risk. If the Company’s documentation and assessment of effectiveness are not considered to be adequate to achieve hedge accounting treatment, the derivative is treated as a free-standing risk management instrument.

Allowance for Loan and Lease Losses and Contingent Credit Risk Liabilities

Allowance for loan and lease losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing may result in significant changes in the allowance for loan and lease losses in future periods.

The allowance for loan and lease losses is reported within the Consolidated Statements of Financial Condition and the provision for loan and lease losses is reported within the Consolidated Statements of Income.

The estimates and judgments are described in further detail in the subsequent section of Management’s Discussion and Analysis – “Credit Risk Management” and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Contingent Credit Risk Liabilities

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan.

In 2004 and 2005, the Company’s Long Beach Mortgage Company subsidiary engaged in whole loan sale transactions of originated subprime loans in which it agreed to repurchase from the investor each “early payment default” loan at a price equal to the loan’s face value plus the amount of any premium paid by the investor. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value. In the fourth quarter of 2005, the Company experienced increased incidents of repurchases of early payment default loans sold by Long Beach Mortgage Company and this trend is expected to continue in the first part of 2006.

Reserves are established for the Company’s exposure to these contingent credit risk liabilities in the aforementioned circumstances when it becomes probable that a loss has been incurred and the amount can be reasonably estimated. Throughout the life of these contingent credit risk liabilities, the Company may learn of additional information that can affect the assessment of loss probability or the estimation of the amounts involved. Changes in these assessments can lead to significant changes in the recorded reserves. Contingent credit risk liabilities are recorded within other liabilities on the Consolidated Statements of Financial Condition, and losses are recorded on the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of the original Statement of Financial Accounting Standards (“Statement”) No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption have fully vested as of December 31, 2005, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections  – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principles to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities to simplify and make more consistent the accounting for certain financial instruments. This Statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. Statement No. 155 is effective for all of the Company’s financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Five-Year Summary of Selected Financial Data

	December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$ 7,886	$ 7,116	$ 7,629	$ 8,129	$ 6,492
Provision for loan and lease losses	316	209	42	404	426
Noninterest income	5,738	4,612	5,850	4,469	3,176
Noninterest expense	7,870	7,535	7,408	6,188	4,416
Net income	3,432	2,878	3,880	3,861	3,104
Basic earnings per common share(1):
Income from continuing operations	3.84	2.88	4.20	4.01	3.57
Income from discontinued operations, net	–	0.46	0.09	0.08	0.07
Net income	3.84	3.34	4.29	4.09	3.64
Diluted earnings per common share(1):
Income from continuing operations	3.73	2.81	4.12	3.94	3.51
Income from discontinued operations, net	–	0.45	0.09	0.08	0.07
Net income	3.73	3.26	4.21	4.02	3.58
Dividends declared per common share(1)	1.90	1.74	1.40	1.06	0.90
Balance Sheet Data (at year end)
Securities	$ 24,659	$ 19,219	$ 36,707	$ 43,905	$ 58,233
Loans held for sale	33,582	42,743	20,837	39,623	27,574
Loans held in portfolio	229,632	207,071	175,150	143,028	126,396
Mortgage servicing rights	8,041	5,906	6,354	5,341	6,241
Goodwill	8,298	6,196	6,196	6,213	2,116
Assets	343,839	307,918	275,178	268,225	242,468
Deposits	193,167	173,658	153,181	155,516	106,946
Securities sold under agreements to repurchase	15,532	15,944	28,333	16,717	39,447
Advances from Federal Home Loan Banks	68,771	70,074	48,330	51,265	61,072
Other borrowings	23,777	18,498	15,483	14,712	9,925
Stockholders’ equity	27,616	21,226	19,742	20,061	14,025
Supplemental Data
Loan volume:
Home loans:
Adjustable rate	$ 95,114	$ 103,305	$ 99,899	$ 84,627	$ 37,224
Fixed rate	78,118	77,723	263,604	180,745	108,105
Specialty mortgage finance(2)	34,490	31,334	20,678	14,077	10,333
Total home loan volume	207,722	212,362	384,181	279,449	155,662
Total loan volume	261,157	266,733	432,245	309,419	172,951

(1)                 Restated for all stock splits.

(2)                 Represents purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage Company.

Ratios and Other Supplemental Data

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions, except per share amounts)
Profitability
Return on average assets(1)	1.05%	1.01%	1.37%
Return on average common equity(1)	14.63	14.02	18.85
Net interest margin	2.67	2.82	3.11
Efficiency ratio(2)(3)	57.76	64.25	54.96
Asset Quality
Nonaccrual loans(4)(5)	$ 1,686	$ 1,534	$ 1,626
Foreclosed assets(4)	276	261	311
Total nonperforming assets(4)(5)	1,962	1,795	1,937
Nonperforming assets/total assets(4)(5)	0.57%	0.58%	0.70%
Restructured loans(4)	$ 22	$ 34	$ 111
Total nonperforming assets and restructured loans(4)(5)	1,984	1,829	2,048
Allowance for loan and lease losses(4)	1,695	1,301	1,250
Allowance as a percentage of total loans held in portfolio(4)	0.74%	0.63%	0.71%
Net charge-offs	$ 244	$ 135	$ 309
Capital Adequacy(4)
Stockholders’ equity/total assets	8.03%	6.89%	7.17%
Tangible equity(6)/total tangible assets(6)	5.72	5.05	5.26
Estimated total risk-based capital/risk-weighted assets(7)	10.90	11.34	10.94
Per Common Share Data
Number of common shares outstanding at end of period (in thousands)	993,914	874,262	880,986
Common stock dividend payout ratio	49.48%	52.10%	32.63%
Book value per common share(4)(8)	$ 27.95	$ 24.45	$ 22.56
Market prices:
High	44.54	45.28	46.55
Low	36.92	37.63	32.98
Year end	43.50	42.28	40.12

(1)                 Includes income from continuing and discontinued operations.

(2)                 Based on continuing operations.

(3)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(4)                 As of year end.

(5)                 Excludes nonaccrual loans held for sale.

(6)                 Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, but includes MSR. These adjustments are applied to both the numerator and the denominator.

(7)                 Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. were a bank holding company that is subject to Federal Reserve Board capital requirements.

(8)                 Excludes 6 million shares held in escrow at December 31, 2005, 2004 and 2003.

Earnings Performance from Continuing Operations

Net Interest Income

For 2005, net interest income increased $770 million, or 11%, compared with 2004. The increase was largely due to growth in average interest-earning assets, which collectively increased 17% during 2005. Partially offsetting the growth in interest-earning assets was further contraction in the net interest margin, which declined 15 basis points from 2004. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continual increases in short-term interest rates since June of 2004. This causes compression in the margin as the Company’s interest-bearing liabilities reprice at a faster pace than the Company’s interest-earning assets. Partially mitigating the disparity in repricing speeds during 2005 was growth in home equity lines of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings.

Interest rate contracts, including embedded derivatives, held for asset/liability risk management purposes increased net interest income by $52 million in 2005. Such interest rate contracts, including embedded derivatives, decreased net interest income by $222 million in 2004.

Certain average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$ 2,154	3.42%	$ 74	$ 884	1.42%	$ 13	$ 2,570	1.45%	$ 37
Trading assets	7,217	6.50	469	2,368	6.39	151	1,235	6.78	84
Available-for-sale securities(1):
Mortgage-backed securities	16,347	4.80	784	10,255	3.99	409	20,977	4.91	1,030
Investment securities	4,506	4.74	214	10,732	3.30	355	18,742	3.77	708
Loans held for sale(2)	44,847	5.31	2,382	29,721	4.95	1,472	45,438	5.51	2,501
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	110,326	4.90	5,403	107,518	4.21	4,529	86,443	4.77	4,124
Specialty mortgage finance(5)	20,555	5.19	1,066	15,767	4.84	763	10,794	5.43	586
Total home loans	130,881	4.94	6,469	123,285	4.29	5,292	97,237	4.84	4,710
Home equity loans and lines of credit	47,915	5.93	2,841	35,859	4.69	1,683	21,163	4.98	1,053
Home construction(6)	2,074	6.22	129	2,489	5.50	137	2,062	5.90	122
Multi-family	24,070	5.31	1,279	21,090	4.96	1,046	19,409	5.30	1,029
Other real estate	5,091	6.56	334	6,396	5.94	380	7,243	6.35	460
Total loans secured by real estate	210,031	5.26	11,052	189,119	4.51	8,538	147,114	5.01	7,374
Consumer:
Credit card	2,082	11.96	249	–	–	–	–	–	–
Other	707	10.66	75	899	10.11	91	1,208	8.87	107
Commercial business	2,614	5.00	131	4,415	4.43	196	4,165	4.49	187
Total loans held in portfolio	215,434	5.34	11,507	194,433	4.54	8,825	152,487	5.03	7,668
Other(7)	4,367	3.63	158	4,108	3.05	125	3,874	3.47	135
Total interest-earning assets	294,872	5.29	15,588	252,501	4.50	11,350	245,323	4.96	12,163
Noninterest-earning assets:
Mortgage servicing rights	6,597			6,406			5,721
Goodwill	6,712			6,196			6,198
Other assets(8)	18,496			18,975			25,877
Total assets	$ 326,677			$ 284,078			$ 283,119

(1)                 The average balance and yield are based on average amortized cost balances.

(2)                 Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $401 million, $351 million, and $314 million for the years ended December 31, 2005, 2004 and 2003.

(4)                 Deferred interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $316 million, $19 million and $7 million for the years ended December 31, 2005, 2004 and 2003.

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

(7)                 Interest-earning assets in nonaccrual status (other than loans) and related income, if any, are included within this category.

(8)                 Includes assets of continuing and discontinued operations.

(This table is continued on next page.)

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$ 46,524	1.95%	$ 906	$ 59,826	1.28%	$ 766	$ 62,723	1.69%	$ 1,057
Savings and money market deposits	42,555	1.76	750	35,927	1.11	399	28,085	0.94	263
Time deposits	62,175	3.33	2,072	35,917	2.44	878	31,416	2.69	845
Total interest-bearing deposits	151,254	2.46	3,728	131,670	1.55	2,043	122,224	1.77	2,165
Federal funds purchased and commercial paper	5,314	3.56	190	3,522	1.50	53	3,158	1.18	37
Securities sold under agreements to repurchase	15,365	3.40	523	16,660	2.26	377	22,318	2.44	545
Advances from Federal Home Loan Banks	68,713	3.46	2,377	58,622	2.16	1,268	49,441	2.62	1,296
Other	21,603	4.09	884	13,724	3.59	493	13,315	3.68	491
Total interest-bearing liabilities	262,249	2.94	7,702	224,198	1.89	4,234	210,456	2.15	4,534
Noninterest-bearing sources:
Noninterest-bearing deposits	34,769			33,738			41,361
Other liabilities(9)	6,192			5,614			10,724
Stockholders’ equity	23,467			20,528			20,578
Total liabilities and stockholders’ equity	$ 326,677			$ 284,078			$ 283,119
Net interest spread and net interest income		2.35	$ 7,886		2.61	$ 7,116		2.81	$ 7,629
Impact of noninterest-bearing sources		0.32			0.21			0.30
Net interest margin		2.67			2.82			3.11

(9)                 Includes liabilities of continuing and discontinued operations.

The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume) which were allocated proportionately to the changes in volume and the changes in rate and included in the relevant column below were as follows:

	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease) Due to		Total	Increase/(Decrease) Due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(in millions)
Interest Income
Federal funds sold and securities purchased under agreements to resell	$ 31	$ 30	$ 61	$ (24)	$ –	$ (24)
Trading assets	315	3	318	73	(6)	67
Available-for-sale securities:
Mortgage-backed securities	280	95	375	(454)	(167)	(621)
Investment securities	(257)	116	(141)	(273)	(80)	(353)
Loans held for sale	797	113	910	(798)	(231)	(1,029)
Loans held in portfolio:
Loans secured by real estate:
Home	121	754	875	926	(521)	405
Specialty mortgage finance(1)	245	57	302	246	(69)	177
Total home loans	366	811	1,177	1,172	(590)	582
Home equity loans and lines of credit	649	509	1,158	693	(63)	630
Home construction(2)	(24)	16	(8)	24	(9)	15
Multi-family	155	78	233	86	(69)	17
Other real estate	(83)	37	(46)	(52)	(28)	(80)
Total loans secured by real estate	1,063	1,451	2,514	1,923	(759)	1,164
Consumer:
Credit card	249	–	249	–	–	–
Other	(20)	4	(16)	(30)	14	(16)
Commercial business	(88)	23	(65)	11	(2)	9
Total loans held in portfolio	1,204	1,478	2,682	1,904	(747)	1,157
Other	8	25	33	7	(17)	(10)
Total interest income	2,378	1,860	4,238	435	(1,248)	(813)
Interest Expense
Deposits:
Interest-bearing checking deposits	(197)	336	139	(47)	(244)	(291)
Savings and money market deposits	84	268	352	82	54	136
Time deposits	797	397	1,194	114	(81)	33
Total deposits	684	1,001	1,685	149	(271)	(122)
Federal funds purchased and commercial paper	37	100	137	5	11	16
Securities sold under agreements to repurchase	(31)	177	146	(130)	(38)	(168)
Advances from Federal Home Loan Banks	247	862	1,109	218	(246)	(28)
Other	315	76	391	15	(13)	2
Total interest expense	1,252	2,216	3,468	257	(557)	(300)
Net interest income	$ 1,126	$ (356)	$ 770	$ 178	$ (691)	$ (513)

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

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Revenue from sales and servicing of home mortgage loans	$2,030	$1,387	$1,974	46%	(30)%
Revenue from sales and servicing of consumer loans	413	4	3	–	38
Depositor and other retail banking fees	2,193	1,999	1,818	10	10
Credit card fees	139	–	–	–	–
Securities fees and commissions	448	426	395	5	8
Insurance income	172	226	188	(24)	20
Portfolio loan related income	387	401	439	(3)	(9)
Trading assets income (loss)	(257)	89	116	–	(23)
Gain (loss) from other available-for-sale securities	(84)	50	676	–	(93)
Gain (loss) on extinguishment of borrowings	1	(237)	(129)	–	84
Other income	296	267	370	10	(28)
Total noninterest income	$5,738	$4,612	$5,850	24	(21)

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, consisted of the following:

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$850	$651	$1,570	31%	(59)%
Revaluation gain (loss) from derivatives	99	80	(159)	23	–
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and
risk management instruments	949	731	1,411	30	(48)
Servicing activity:
Home mortgage loan servicing revenue, net(1)	2,123	1,943	2,080	9	(7)
Amortization of MSR	(2,170)	(2,521)	(3,269)	(14)	(23)
MSR valuation adjustments(2)	965	(235)	712	–	–
Revaluation gain from derivatives	163	1,469	1,040	(89)	41
Home mortgage loan servicing revenue, net of hedging and derivative risk management
instruments	1,081	656	563	65	16
Total revenue from sales and servicing of home mortgage loans	2,030	1,387	1,974	46	(30)
Impact of other MSR risk management instruments:
Revaluation gain (loss) from certain trading securities	(223)	81	–	–	–
Gain (loss) from certain available-for-sale securities	(18)	1	305	–	(100)
Total impact of other MSR risk management instruments	(241)	82	305	–	(73)
Total revenue from sales and servicing of home mortgage loans and all MSR risk management
instruments	$1,789	$1,469	$2,279	22	(36)

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

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, increased $320 million, or 22%, from 2004. Gain from home mortgage loans and mortgage-backed securities, net of hedging and risk management instruments increased $218 million, or 30%, as the strength of the U.S. housing market fueled strong customer demand for fixed-rate mortgages and the Company’s option adjustable-rate mortgage product (“Option ARM”). In particular, the sustained liquidity of the Option ARM product in the secondary market enabled the Company to sell approximately $48.13 billion of Option ARM loans during 2005, compared with $14.12 billion in 2004. The Company also sells substantially all of its fixed-rate and medium-term adjustable-rate home loan volume.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur. At December 31, 2005, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $117 million.

The following table presents the aggregate valuation adjustments for the MSR and the corresponding hedging and risk management derivative instruments and securities, and amortization of the MSR during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
MSR Risk Management and Amortization:
MSR valuation adjustments:
Statement No. 133 MSR accounting valuation adjustments	$999	$699	$–
Amortization of MSR	(2,170)	(2,521)	(3,269)
(Impairment) reversal	943	(466)	712
Net change in MSR valuation	(228)	(2,288)	(2,557)
Gain (loss) on MSR hedging and risk management instruments:
Statement No. 133 fair value hedging adjustments	(977)	(468)	–
Revaluation gain from derivatives	163	1,469	1,040
Revaluation gain (loss) from certain trading securities	(223)	81	–
Gain (loss) from certain available-for-sale securities	(18)	1	305
Total gain (loss) on MSR hedging and risk management instruments	(1,055)	1,083	1,345
Total MSR risk management and amortization	$(1,283)	$(1,205)	$(1,212)

The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to trading assets income (loss) and the gain (loss) on other available-for-sale securities that are reported within noninterest income during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	MSR	Other	Total
	(in millions)
Trading assets loss	$(223)	$(34)	$(257)
Loss from other available-for-sale securities	(18)	(66)	(84)

	Year Ended December 31, 2004
	MSR	Other	Total
	(in millions)
Trading assets income	$81	$8	$89
Gain from other available-for-sale securities	1	49	50

	Year Ended December 31, 2003
	MSR	Other	Total
	(in millions)
Trading assets income	$–	$116	$116
Gain from other available-for-sale securities	305	371	676

Total MSR risk management and amortization was $(1.28) billion in 2005, compared with $(1.21) billion in 2004. Although average mortgage rates on conventional fixed-rate loans for 2005 were only slightly higher than at the end of 2004, more significant fluctuations occurred over the course of 2005. The Federal National Mortgage Association (“FNMA”) 30-year fixed mortgage rate, for example, reached a 2005 high of 5.96% in November and a low of 4.93% in June. As interest rates fluctuate, spreads between mortgage rate indices and the indices of interest rate derivative contracts that are used for MSR risk management purposes may expand or compress, which causes the change in value of the risk management instruments to differ from changes in value of the MSR. The benchmark 10-year interest rate swap, for example, reached a high of 5.21% in November of 2005 and a low of 4.30% in June of 2005. To mitigate the earnings volatility that occurs when spreads between interest rate indices fluctuate, the Company restructured the composition of its MSR risk management portfolio in the latter half of 2004. The portfolio now encompasses a broader array of instruments, such as principal-only mortgage-backed securities and forward commitments to purchase and sell mortgage-backed securities, whose valuation adjustments are determined by changes in mortgage interest rates.

Since the second quarter of 2004, the Company has applied fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, to most of its MSR. The application of this guidance results in netting of the changes in fair value of the hedged MSR with the changes in fair value of the hedging derivative in the Consolidated Statements of Income, if the hedge relationship is determined to be highly effective. The Company uses conventional statistical methods of correlation to determine if the results of the changes in value of the hedged MSR and the hedging derivative meet the Statement No. 133, as amended, criteria for a highly effective hedge accounting relationship. Under lower of cost or fair value accounting, impairment is recognized through a valuation allowance. The portion of the MSR in which the hedging relationship is determined not to be highly effective will continue to be accounted for at the lower of cost or fair value.

The FASB has released an exposure draft, which would amend Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and specifically addresses accounting for servicing of financial assets. For each class of separately recognized servicing assets, this proposed Statement would permit an entity to choose either to continue the current practice of amortizing servicing assets in proportion to and over the period of estimated net servicing income and assess servicing assets for impairment at each reporting date, or to report servicing assets at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing assets. If the Company were to elect the fair value option of this proposed Statement, the separate calculations and disclosures of amortization and impairment would discontinue and be replaced with a fair value adjustment that encompasses both market-driven valuation changes and the runoff in value that occurs from the passage of time. The Company is assessing the potential impact of this guidance. The FASB plans to issue this Statement in the first quarter of 2006.

During 2005, the Company recorded an other-than-temporary MSR impairment of $106 million on the MSR asset. This amount was determined by applying an appropriate interest rate shock to the MSR in order to estimate the amount of the valuation allowance that is expected to be recovered in the foreseeable future. To the extent that the gross carrying value of the MSR, including the Statement No. 133, as amended, valuation adjustments, exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as other-than-temporary impairment. Although the writedowns had no impact on the Company’s results of operations or financial condition, they did reduce the gross carrying value of the MSR, which is used as the basis for MSR amortization. The Company recorded other-than-temporary MSR impairment of $895 million in 2004.

In evaluating the MSR for impairment, loans are stratified in the servicing portfolio based on loan type and coupon rate. An impairment valuation allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A reversal of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. However, a reversal in any particular stratum cannot exceed its valuation allowance. At December 31, 2005, loans in the servicing portfolio were stratified as follows:

		December 31, 2005
	Rate Band	Gross Carrying Value	Valuation Allowance	Net Carrying Value	Fair Value
		(in millions)
Primary Servicing:
Adjustable	All loans	$1,572	$–	$1,572	$1,607
Government-sponsored enterprises	6.00% and below	3,622	(196)	3,426	3,426
Government-sponsored enterprises	6.01% to 7.49%	1,282	(365)	917	917
Government-sponsored enterprises	7.50% and above	108	(1)	107	107
Government	6.00% and below	546	(91)	455	455
Government	6.01% to 7.49%	381	(113)	268	268
Government	7.50% and above	126	(43)	83	83
Private	6.00% and below	597	(8)	589	589
Private	6.01% to 7.49%	295	(57)	238	238
Private	7.50% and above	61	(14)	47	47
Total primary servicing		8,590	(888)	7,702	7,737
Master servicing	All loans	96	–	96	114
Subprime	All loans	227	(26)	201	201
Multi-family	All loans	42	–	42	46
Total		$8,955	$(914)	$8,041	$8,098

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. MSR represent the discounted present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential impairment.

The Company estimates fair value of each MSR stratum using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company’s model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and anticipated changes in prepayment speeds. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys.

Independent appraisals of the fair value of the servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions.

The fair value of MSR is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 6 to the Consolidated Financial Statements – “Mortgage Banking Activities.”

All Other Noninterest Income

The addition of the Card Services Group on October 1, 2005 added more than $400 million of revenue from sales and servicing of consumer loans and $139 million of credit card fee income.

Depositor and other retail banking fees increased by $194 million, or 10%, primarily due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in debit card interchange and ATM-related income. The number of noninterest-bearing checking accounts at December 31, 2005 totaled approximately 7.8 million, compared with approximately 7.1 million at December 31, 2004.

Insurance income decreased $54 million, or 24%, primarily due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during 2005.

Several securities sold under agreements to repurchase (“repurchase agreements”) with embedded pay-fixed swaps were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate FHLB advances, resulting in a loss of $90 million. These transactions had the immediate effect of reducing the Company’s wholesale borrowing costs.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Compensation and benefits	$3,737	$3,428	$3,304	9%	4%
Occupancy and equipment	1,523	1,659	1,592	(8)	4
Telecommunications and outsourced information services	450	479	554	(6)	(14)
Depositor and other retail banking losses	226	195	154	16	27
Advertising and promotion	327	276	278	19	(1)
Professional fees	182	158	267	15	(41)
Postage	293	232	220	26	6
Loan expense	101	111	125	(9)	(11)
Other expense	1,031	997	914	3	9
Total noninterest expense	$7,870	$7,535	$7,408	4	2

Employee compensation and benefits increased $309 million, or 9%, from 2004 primarily due to higher salaries expense resulting from an increase in employees, due to growth in the Company’s operations. The Company also incurred a $45 million increase in salaries expense due to the addition of Card Services. The number of employees was 60,798 at December 31, 2005 compared with 52,579 at December 31, 2004.

The decrease in occupancy and equipment expense during 2005 was primarily due to decreased depreciation and lease expense and a decline in losses recognized on the disposal of assets.

The increase in depositor and other retail banking losses during 2005 was largely due to higher levels of overdraft charge-offs, losses from returned deposited checks and debit card and check fraud.

The increase in advertising and promotion expense in 2005 was primarily due to marketing and other professional services expense incurred due to the addition of the Card Services Group in the fourth quarter.

Professional fees increased in 2005 primarily due to both increased outside attorney fees for litigation related to supervisory goodwill lawsuits, in which the Company is a plaintiff, and increased outside recruiting fees.

Postage expense increased during 2005 largely due to increased direct mail volume related to the Card Services Group.

Review of Financial Condition

Available-for-Sale Securities

Securities consisted of the following:

	December 31,
	2005	2004
	(in millions)
Available-for-sale securities, total amortized cost of $24,810 and $19,047:
Mortgage-backed securities	$20,648	$14,923
Investment securities	4,011	4,296
Total available-for-sale securities	$24,659	$19,219

The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. The Company’s available-for-sale securities increased $5.44 billion during

2005 predominantly due to the purchase of mortgage-backed securities. Refer to Note 3 to the Consolidated Financial Statements – “Securities” for additional information on securities, classified by security type.

Loans

Total loans consisted of the following:

	December 31,
	2005	2004	2003	2002	2001
	(in millions)
Loans held for sale	$33,582	$42,743	$20,837	$39,623	$27,574
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	135,290	129,134	113,016	92,970	87,833
Home equity loans and lines of credit	50,851	43,650	27,647	16,168	7,970
Home construction(2)	2,037	2,344	2,220	1,949	2,602
Multi-family(3)	25,601	22,282	20,324	18,000	15,608
Other real estate(4)	5,035	5,664	6,649	7,986	6,089
Total loans secured by real estate	218,814	203,074	169,856	137,073	120,102
Consumer:
Credit card	8,043	–	–	–	–
Other	638	792	1,028	1,663	2,009
Commercial business	2,137	3,205	4,266	4,292	4,285
Total loans held in portfolio(5)	$229,632	$207,071	$175,150	$143,028	$126,396

(1)                 Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio. Specialty mortgage finance loans were $21.15 billion, $19.18 billion, $12.98 billion, $10.13 billion and $8.21 billion at December 31, 2005, 2004, 2003, 2002 and 2001.

(2)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(3)                 Includes multi-family construction balances of $632 million in 2005, $333 million in 2004, $325 million in 2003, $491 million in 2002 and $385 million in 2001.

(4)                 Includes other commercial real estate construction balances of $208 million in 2005, $277 million in 2004, $382 million in 2003, $469 million in 2002 and $608 million in 2001.

(5)                 Includes net unamortized deferred loan origination costs of $1.53 billion, $1.25 billion, $1.01 billion, $587 million and $433 million at December 31, 2005, 2004, 2003, 2002 and 2001.

Total home loans consisted of the following:

	December 31,
	2005	2004
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$70,191	$66,310
Other ARMs	14,666	9,065
Total short-term adjustable-rate loans	84,857	75,375
Medium-term adjustable-rate loans(3)	41,511	45,197
Fixed-rate loans	8,922	8,562
Total home loans	$135,290	$129,134

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)                 The total amount by which the unpaid principal balance (“UPB”) of Option ARM loans exceeded their original principal amount was $157 million and $11 million at December 31, 2005 and 2004.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

During most of 2005, loans held for sale remained at elevated levels, with an average balance during 2005 of $44.85 billion compared with $29.72 billion during 2004. As the yield curve continued to flatten during 2005, it began to influence the product mix of loans originated, steering customers towards fixed-rate products, which the Company generally designates for sale. Additionally, during 2005 the Company designated approximately $43.97 billion of Option ARMs for sale, representing 70% of 2005 Option ARM volume, compared with $31.48 billion, or 47% of Option ARM volume in 2004.

The Company’s loans held in portfolio increased $22.56 billion to $229.63 billion at December 31, 2005 from $207.07 billion at December 31, 2004. The increase was substantially due to the addition of the credit card portfolio from the Card Services Group and an increase in total home loan and home equity loans and lines of credit balances. Primarily all of the growth in the home loan and home equity loan and line of credit portfolios resulted from the origination of short-term adjustable-rate products. The Company’s short-term adjustable-rate home loans, which were predominantly comprised of Option ARM loans, increased from $75.38 billion at December 31, 2004 to $84.86 billion at December 31, 2005.

Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2005
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction:
Adjustable rate	$829	$88	$1	$918
Fixed rate	203	4	912	1,119
Multi-family construction:
Adjustable rate	251	220	2	473
Fixed rate	47	59	53	159
Other commercial real estate construction:
Adjustable rate	58	143	1	202
Fixed rate	4	2	–	6
Commercial business:
Adjustable rate	1,586	166	94	1,846
Fixed rate	28	205	58	291
Total	$3,006	$887	$1,121	$5,014

Deposits

Deposits consisted of the following:

	December 31,
	2005	2004
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$20,752	$17,463
Interest bearing	42,253	51,099
Total checking deposits	63,005	68,562
Savings and money market deposits	36,664	36,836
Time deposits	40,359	27,268
Total retail deposits	140,028	132,666
Commercial business deposits	11,459	7,611
Wholesale deposits	29,917	18,448
Custodial and escrow deposits(1)	11,763	14,933
Total deposits	$193,167	$173,658

(1)                 Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was driven by an increase in the number of individual and small business checking accounts. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to time deposits as a result of higher rates offered for these products. Wholesale deposits increased 62% from 2004, due predominantly to an increase in institutional investor certificates of deposit as well as brokered certificates of deposit acquired from Providian Financial Corporation.

Transaction accounts (checking, savings and money market deposits) comprised 71% of retail deposits at December 31, 2005, compared with 79% at year-end 2004. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Deposits funded 56% of total assets at December 31, 2005 and 2004.

Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking and Financial Services Group, the Home Loans Group (previously called the “Mortgage Banking Group”), the Card Services Group and the Commercial Group. The Retail Banking and Financial Services Group, the Home Loans Group and the Card Services Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function – which manages the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services.

During the fourth quarter of 2005, the Company announced its plans to reorganize its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage Company, as well as its Mortgage Banker Finance lending operations within the Home Loans Group. This change in structure was effective as of January 1, 2006. The following discussion and presentation of financial results reflects the structure that was in place during 2005.

The Company serves the needs of 19.5 million consumer households through its 2,140 retail banking stores, 487 lending stores and centers, 3,747 ATMs, telephone call centers and online banking.

The principal activities of the Retail Banking and Financial Services Group include:

•       Offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses;

•       Originating, managing and servicing home equity loans and lines of credit;

•       Providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and

•       Holding the Company’s portfolio of home loans held for investment, excluding loans originated by Long Beach Mortgage Company (which are held by the Commercial Group).

Deposit products offered by the segment in all its stores include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts.

Financial consultants provide investment advisory and securities brokerage services to the public while licensed bank employees offer fixed annuities. The Company’s mutual fund management business offers investment advisory and mutual fund distribution services.

This segment’s home loan portfolio consists of home loans purchased from both the Home Loans Group and secondary market participants. The segment also purchases and re-underwrites loans to subprime borrowers which are held in the home loan portfolio. Loans held in portfolio generate interest income and loan-related noninterest income, such as late fees and prepayment fees.

The principal activities of the Home Loans Group include:

•       Originating and servicing home loans;

•       Buying and selling home loans in the secondary market; and

•       Selling insurance-related products and participating in reinsurance activities with other insurance companies.

Home loans are either originated in the retail and wholesale channels or are purchased from other lenders through the correspondent channel. The profitability of each channel varies over time and the Company’s emphasis on each channel varies accordingly. The segment offers a wide variety of home loans, including:

•       Fixed-rate home loans;

•       Adjustable-rate home loans or “ARMs” (where the interest rate may be adjusted as frequently as every month);

•       Hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 to 5 years, and then converts to an ARM that reprices monthly or annually, depending on the product);

•       Option ARM loans (for more details on Option ARMs, refer to Management’s Discussion and Analysis – “Credit Risk Management”); and

•       Government insured or guaranteed home loans.

From an enterprise-wide perspective, loans are either retained or sold. Loans which are sold generate gain or loss on sale as well as interest income from the time they are funded until the time they are sold, while loans held in portfolio generate interest income and ancillary noninterest income. Fixed-rate home loans, which subject the Company to more interest rate risk than other types of home loans, are generally sold as part of the Company’s overall asset/liability risk management process. The decision to retain or sell other home loan products requires balancing the combination of additional interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the size of the gain or loss that would be realized if the loans were sold. Such decisions are elements of the Company’s capital management process.

For management reporting purposes, home loans originated by this segment are either transferred through inter-segment sales to the Retail Banking and Financial Services Group or are sold to secondary market participants, including the housing government-sponsored enterprises – such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the regional branches of the Federal Home Loan Banks. The premium received on inter-segment sales to the Retail Banking and Financial Services Group is based on prices available in the secondary market, adjusted for hedging costs.

The Home Loans Group typically retains the right to service all home loans, whether held for sale, sold to secondary market participants or held in portfolio by the Retail Banking and Financial Services Group. Mortgage servicing involves the administration and collection of home loan payments. In servicing home loans, the Company collects and remits loan payments, responds to borrower inquiries, applies the collected principal and interest to the individual loans, collects, holds and disburses escrow funds for payment of property taxes and insurance premiums, counsels delinquent customers, supervises foreclosures and property dispositions and generally administers the loans. In return for performing these functions, the Company receives servicing fees and other remuneration.

In addition to selling loans to secondary market participants, the Home Loans Group generates both interest income and noninterest income by acquiring home loans from a variety of sources, pooling and securitizing those loans, selling the resulting mortgage-backed securities to secondary market participants and providing ongoing servicing and bond administration for all securities issued.

The Home Loans Group makes insurance products available to its customers that complement the mortgage process, including private mortgage insurance, mortgage life insurance, flood, homeowners’, earthquake and other property and casualty insurance. Other types of insurance products made available include accidental death and dismemberment and term and whole life insurance. This segment also manages the Company’s captive reinsurance activities.

The principal activities of the Card Services Group include:

•       Originating and servicing of credit card loans; and

•       Providing other cardholder services.

The Card Services Group manages the Company’s credit card operations, which target customers by leveraging the Company’s retail banking distribution network and through direct mail solicitations, which serve as the Group’s primary new customer acquisition channels, augmented by online and telemarketing activities and other marketing programs. In addition to credit cards, this segment markets a variety of cardholder service products to its customer base. These products, which may be originated within the Company or jointly marketed with others, include debt suspension, auto- and health-related services, credit-related services, and selected insurance products.

The principal activities of the Commercial Group include:

•       Providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties;

•       Originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market;

•       Providing financing and other banking services to mortgage bankers for the origination of residential mortgage loans; and

•       Originating and servicing home loans made to subprime borrowers through the Company’s subsidiary, Long Beach Mortgage Company.

The multi-family lending business, which accounts for a majority of the Group’s revenues, is comprised of three key activities:  originating and managing loans retained in the loan portfolio, servicing all originated loans, whether they are retained or sold, and providing ancillary banking services to enhance customer retention. Combining these three activities into one integrated business model has allowed the Commercial Group to become a leading originator and holder of multi-family loans. The Group’s multi-family lending program has a market share of more than 20% in certain key cities along the west coast, is rapidly gaining market share in certain key cities on the east coast and is targeting similar success in other selected target markets.

As part of the Company’s specialty mortgage finance operations, the Group also originates home loans to subprime borrowers through the broker network maintained by Long Beach Mortgage Company, a wholly-owned subsidiary of the Company. Such loans may be held in the Company’s specialty mortgage finance home loan portfolio or sold to secondary market participants. The Company generally retains the servicing relationship on loans which it has sold.

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments and the community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in traditionally underserved communities. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances, lower of cost or fair value adjustments and the write-off of inter-segment premiums associated with transfers of loans from the Retail Banking and Financial Services Group to the Home Loans Group when home loans previously designated as held for investment are moved to held for sale and all charges incurred from the Company’s cost containment initiative, which was a key initiative during 2004.

Management Accounting Methodologies

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. In order to more closely align the segments’ operating results with other internal profitability measures, the Company has discontinued the practice of allocating a goodwill cost of capital charge to the operating segments. Prior periods have been conformed to reflect this change in methodology.

Methodologies that are applied to the measurement of segment profitability include:

•       A funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company’s assets and liabilities and concentrates their sensitivities within the Treasury Division, where it is centrally managed. Certain basis and other residual risk remains in the operating segments;

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

•       The allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns;

•       The allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

•       Inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Home Loans Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Home Loans and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home loans are initiated through retail banking stores, while the Home Loans Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

During the fourth quarter of 2005 the Company began integrating the Card Services Group into its management accounting process. During this period only the funds transfer pricing methodology was applied to this segment.

Financial highlights by operating segment were as follows:

Retail Banking and Financial Services Group

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(dollars in millions)
Condensed income statement:
Net interest income	$5,478	$4,999	$3,851	10%	30%
Provision for loan and lease losses	165	164	175	1	(7)
Noninterest income	3,049	2,758	2,500	11	10
Inter-segment revenue	42	23	179	84	(87)
Noninterest expense	4,444	4,123	3,576	8	15
Income before income taxes	3,960	3,493	2,779	13	26
Income taxes	1,495	1,305	1,065	15	22
Net income	$2,465	$2,188	$1,714	13	28
Performance and other data:
Efficiency ratio(1)	51.85%	53.00%	54.76%	(2)	(3)
Average loans	$180,556	$163,328	$120,705	11	35
Average assets	193,342	175,713	132,411	10	33
Average deposits	136,894	130,337	125,440	5	4
Loan volume	46,951	55,282	29,717	(15)	86
Employees at end of period	30,437	27,341	26,564	11	3

(1)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The increases in net interest income were primarily due to higher average balances of home equity loans and lines of credit, largely offset by higher funding costs resulting from increasing short-term interest rates. The average balance of home equity loans and lines of credit was $47.91 billion in 2005, compared with $35.85 billion in 2004.

The increases in noninterest income were primarily due to growth in depositor and other retail banking fees that resulted from growth in the number of retail checking accounts and higher debit card interchange fees. Also contributing to the increase in 2005 was a $32 million gain from the sale of five retail branches in Texas. The number of retail checking accounts at December 31, 2005 totaled approximately 9.9 million, compared to 9.0 million in 2004.

The increases in noninterest expense were primarily due to higher compensation and benefits expense and occupancy and equipment expense. These increases are attributable to the continued expansion of the retail banking distribution network, which included the opening of 210 new retail banking stores during 2005 and 250 new retail banking stores during 2004.

Home Loans Group

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(dollars in millions)
Condensed income statement:
Net interest income	$1,181	$1,240	$2,382	(5)%	(48)%
Provision for loan and lease losses	–	–	14	–	(100)
Noninterest income	2,192	2,228	2,926	(2)	(24)
Inter-segment expense	42	23	179	84	(87)
Noninterest expense	2,140	2,411	2,915	(11)	(17)
Income before income taxes	1,191	1,034	2,200	15	(53)
Income taxes	449	386	839	17	(54)
Net income	$742	$648	$1,361	15	(52)
Performance and other data:
Efficiency ratio(1)	64.23%	69.99%	56.83%	(8)	23
Average loans	$30,898	$23,591	$42,990	31	(45)
Average assets	52,915	41,934	70,305	26	(40)
Average deposits	14,036	16,299	27,112	(14)	(40)
Loan volume	172,928	182,212	374,004	(5)	(51)
Employees at end of period	13,256	13,838	22,287	(4)	(38)

(1)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The decrease in net interest income during 2005 was predominantly due to higher funding costs driven by increasing short-term interest rates, significantly offset by higher average balances of loans held for sale. The decrease during 2004 was largely driven by a decline in the average balances of loans held for sale and a decline in noninterest-bearing custodial and escrow deposits. This occurred due to a reduction in fixed-rate loan refinancing activity, compared with 2003 when interest rates were at record low levels. The average balance of loans held for sale totaled $30.80 billion in 2005, compared with $23.29 billion in 2004 and $41.21 billion in 2003. Loan volume in 2005 was $172.93 billion, compared with $182.21 billion in 2004.

The decrease in noninterest income during 2005 was primarily due to the increased cost of MSR risk management, reflecting the continued rise in interest rates and the flattening of the yield curve. This increase in the cost was partially offset by an increase in the gain on sale of mortgage loans, driven by an increase in sales volume.

The decreases in noninterest expense during 2005 and 2004 were primarily due to lower technology, occupancy and equipment and base compensation and benefits-related expenses. These decreases resulted from productivity improvements consisting of the conversion to a single loan platform during the second half of 2004, the consolidation of various locations and functions, and lower headcount, which decreased to 13,256 at December 31, 2005 from 13,838 at December 31, 2004.

Card Services Group

October 1, 2005 (Acquisition Date) through December 31, 2005(1)
(dollars in millions)
Condensed income statement:
Net interest income	$637
Provision for loan and lease losses	454
Noninterest income	352
Noninterest expense	268
Income before income taxes	267
Income taxes	101
Net income	$166
Performance and other data:
Efficiency ratio(2)	27.08%
Average loans(3)	$4,908
Average assets(3)	5,595
Employees at end of period	3,124

(1)                 Securitization adjustments to arrive at the reported GAAP results for the fourth quarter of 2005 were: a decrease of $409 million in net interest income; an increase of $150 million in noninterest income; a decrease of $259 million in the provision for credit losses; a decrease of $11.01 billion in average loans; and a decrease of $9.27 billion in average assets.

(2)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(3)                 Presented on an annualized basis.

On October 1, 2005, the Company completed its acquisition of Providian Financial Corporation. As such, the financial results for 2005 only include the operating results for the final three months of that year. Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment. A managed basis presentation excludes the impact of securitizations, including their effect on income, the provision for credit losses and average loans and assets.

Commercial Group

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(dollars in millions)
Condensed income statement:
Net interest income	$1,371	$1,314	$1,307	4%	1%
Provision for loan and lease losses	7	41	99	(83)	(59)
Noninterest income	478	379	528	26	(28)
Noninterest expense	637	594	511	7	16
Income from continuing operations before income taxes	1,205	1,058	1,225	14	(14)
Income taxes	455	395	468	15	(15)
Income from continuing operations	750	663	757	13	(13)
Income from discontinued operations, net of taxes	–	–	87	–	(100)
Net income	$750	$663	$844	13	(21)
Performance and other data:
Efficiency ratio(1)	34.46%	35.06%	27.82%	(2)	26
Average loans	$47,147	$37,916	$34,731	24	9
Average assets	51,594	42,474	42,853	21	(1)
Average deposits	7,872	7,108	5,384	11	32
Loan volume	41,000	28,978	28,356	41	2
Employees at end of period(2)	4,182	3,385	5,824	24	(42)

(1)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(2)                 Includes 2,346 employees reported as part of discontinued operations at December 31, 2003.

The increase in net interest income during 2005 was primarily due to higher average balances of loans held for sale, partially offset by higher funding costs due to rising short-term interest rates. The average balance of loans held for sale was $13.81 billion in 2005, compared with $6.28 billion in 2004.

The increase in noninterest income during 2005 was primarily due to increased trading securities income related to residual interests retained from securitizations conducted by Long Beach Mortgage Company and a $55 million gain from the sale of commercial mortgage-backed securities occurring in the fourth quarter of 2005. These increases in noninterest income were partially offset by lower gain from mortgage loans, net of risk management activities, which was affected by an increase in the Company’s estimated liability to repurchase loans from previous whole loan sales that contained “early payment default” provisions. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value. In the fourth quarter of 2005, the Company experienced increased incidents of repurchases of early payment default loans sold by Long Beach Mortgage Company and this trend is expected to continue in the first part of 2006.

The increase in noninterest expense during 2005 was primarily due to higher compensation and benefits expense resulting from the growth in loan volume from Long Beach Mortgage Company. Long Beach Mortgage Company added 800 employees during 2005 to support its growing operations.

Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(831)	$(869)	$(267)	(4)%	225%
Provision for loan and lease losses	1	4	8	(81)	(51)
Noninterest income (expense)	(118)	(145)	648	(19)	–
Noninterest expense	381	407	406	(6)	–
Loss from continuing operations before income taxes	(1,331)	(1,425)	(33)	(7)	–
Income tax benefit	(536)	(569)	(36)	(6)	–
Income (loss) from continuing operations	(795)	(856)	3	(7)	–
Income from discontinued operations, net of taxes	–	399	–	(100)	–
Net income (loss)	$(795)	$(457)	$3	74	–
Performance and other data:
Average loans	$1,088	$889	$759	22	17
Average assets	27,319	25,753	39,371	6	(35)
Average deposits	27,221	11,664	5,649	133	106
Loan volume	278	261	168	7	55
Employees at end of period	9,799	8,015	9,045	22	(11)

Net interest expense during 2005 and 2004 reflects the impact of the funds transfer pricing process during a rising interest rate environment. As this process concentrates the interest rate sensitivities of assets and liabilities within the Treasury Division, the results were affected by the slower repricing frequencies of the Company’s interest-earning assets.

The variance in noninterest income was primarily due to losses from the termination of repurchase agreements with embedded pay-fixed interest rate swaps in the third quarter of 2004.

The decrease in noninterest expense during 2005 was largely due to lower occupancy and equipment expense and telecommunications and outsourced information services expense, partially offset by an increase in employee base compensation and benefits expense.

Average loan balances are related to the Community Lending and Investment unit, which was transferred from the Commercial Group to Corporate Support/Treasury and Other during the third quarter of 2005.

The increases in average deposits were predominantly due to growth in institutional investor certificates of deposits as well as brokered certificates of deposits acquired through the merger of Providian Financial Corporation.

Income from discontinued operations resulted from the sale of the Company’s subsidiary, Washington Mutual Finance Corporation, in the first quarter of 2004.

Off-Balance Sheet Activities and Contractual Obligations

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.80 billion at December 31, 2005, of which $2.19 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.64 billion at December 31, 2005. Additional information concerning securitization transactions is included in Notes 5 and 6 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities.”

Contractual Obligations

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations and purchase obligations, are included in the Consolidated Statements of Financial Condition. The most significant purchase obligations include contracts related to services. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 but less than 3 years	3 but less than 5 years	5 years or more
Debt obligations	$108,055	$51,439	$42,296	$3,134	$11,186
Capital lease obligations	91	16	31	17	27
Operating lease obligations	2,131	456	684	454	537
Purchase obligations(1)	793	221	326	134	112
Total contractual obligations	$111,070	$52,132	$43,337	$3,739	$11,862

(1)                 Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding whereby the Company commits to a fixed or minimum purchase amount over a specified period of time. Estimated payments for contracts that may be terminated early without penalty are shown through the first termination date, all others are shown through the date of contract termination. Excluded from the table are purchase obligations expected to be settled in cash within 90 days of the end of the reporting period.

The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Notes 1 and 21 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” and “Derivative Financial Instruments.”

Commitments, Guarantees and Contingencies

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual agreements under which the Company may be held liable is included in Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies.”  In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 20 to the Consolidated Financial Statements – “Employee Benefits Programs and Other Expense.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	December 31, 2005		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.56%	85.21%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.61	383.89	6.00%
Total risk-based capital to total risk-weighted assets	11.62	383.91	10.00%

	December 31, 2004		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	5.46%	93.67%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.12	393.52	6.00%
Total risk-based capital to total risk-weighted assets	11.68	393.56	10.00%

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at December 31, 2005 and December 31, 2004.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2005 and 2004, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

In 2003, the Company adopted a share repurchase program approved by the Board of Directors (the “2003 Program”). Under the 2003 Program, the Company was authorized to repurchase up to 100 million shares of its common stock. On October 18, 2005, the Company discontinued the 2003 Program and adopted a new share repurchase program approved by the Board of Directors (the “2005 Program”). The Company had repurchased 64.8 million shares under the 2003 Program prior to its discontinuance. Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2005 Program, and purchases may be made in the open market, through block trades, accelerated share repurchase transactions and other private transactions.

In October 2005, the Company entered into a contractual agreement with an investment bank under which the Company repurchased 15.5 million shares of its outstanding common stock at an initial purchase price of $38.26 per share, for a preliminary total of $593 million. Under the agreement, the counterparty borrowed the shares at the contract’s inception, which were sold to, and immediately canceled by, the Company. In turn, the counterparty purchased the borrowed shares in the open market over a subsequent time period. The agreement was subject to a future contingent purchase price adjustment based on the actual costs of the shares purchased by the counterparty, and the contract allowed for the settlement of this adjustment to occur either in cash or shares of Washington Mutual common stock, at the Company’s option. On January 31, 2006, the contract was settled in cash, based on an average share price of $43.18. As this price exceeded the purchase price at the contract’s inception, the Company paid an additional $76 million to the counterparty on the settlement date. This additional amount was recorded in the first quarter of 2006 as a reduction of capital surplus.

At February 28, 2006, the total remaining common stock repurchase authority under the 2005 Program was approximately 71.5 million shares.

As a result of recently revised guidance from the Company’s rating agencies that allows high equity content securities, such as preferred stock and hybrid capital instruments, to be included as core capital elements within the capital structures of financial institutions, the Company initiated a review of its capital funding and issuance strategies, and adopted a capital management program that is consistent with the revised guidance. As part of this program, the Company issued $2 billion of high equity content securities in March 2006 through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank. As core capital elements, such securities will be included as equity components within the Company’s tangible equity to total tangible assets ratio.

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

The Audit Committee of the Board of Directors oversees the Company’s monitoring and controlling of significant risk exposures, including the Company’s guidelines and policies governing risk assessment and risk management. The Corporate Relations Committee of the Board of Directors oversees the Company’s reputation and those elements of operational risk that impact the Company’s reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Risk oversight is also provided by management committees whose membership includes representation from the Company’s lines of business and the Enterprise Risk Management function. These committees include the Enterprise Risk Management Committee, the Credit Policy Committee, the Market Risk Committee and the Asset and Liability Committee.

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

Management is responsible for balancing risk and reward in determining and executing business strategies. Business lines, Enterprise Risk Management and Treasury divide the responsibilities of conducting measurement and monitoring of the Company’s risk exposures. Risk exceptions, depending on their type and significance, are elevated to management or Board committees responsible for oversight.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. For additional details on derivative counterparty credit risk see Management’s Discussion and Analysis – “Derivative Counterparty Credit Risk.”

The Finance Committee of the Board of Directors, by means of a broad set of policies and principles contained in the Company’s Credit Policy, exercises oversight over the framework for the Company’s credit risk management activities. The Credit Policy Committee, chaired by the Chief Credit Officer and comprised of senior management, evaluates and approves credit standards (including key features of residential loans) and is responsible for oversight of the credit risk management function.

The Credit Policy Committee’s primary responsibilities include ensuring the adequacy of the Company’s credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk. The Chief Credit Officer’s primary responsibilities include overseeing the work of the Credit Policy Committee, monitoring the credit quality of the Company’s loan portfolio, determining the reasonableness of the Company’s allowance for loan and lease losses, reviewing and approving large credit exposures, setting underwriting criteria for credit-related products and programs, and delegating credit approval authority.

On October 1, 2005, the Company acquired Providian Financial Corporation, a credit card lender. Credit card loans are generally unsecured and typically generate significantly higher delinquency rates and charge-offs than real estate secured loans. Consequently, the allowance for losses on credit card loans, expressed as a percentage of the credit card portfolio, is significantly higher than on real estate secured loans. Further discussion of credit risk in the Company’s credit card loan portfolio can be found in Management’s Discussion and Analysis – “Credit Card Loans.”

Certain categories of residential loans held in the Company’s portfolio, the most significant being Option ARM loans, have features that result in increased credit risk when compared to residential loans without these features. Loans with these features, to the extent material to the Company, as well as any compensating factors and mitigating circumstances that reduce the credit risk arising from these features, are discussed in more detail in the section of Management’s Discussion and Analysis – “Features of Residential Loans.”

Nonaccrual Loans, Foreclosed Assets and Restructured Loans

Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. Management’s classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part. Nonaccrual loans and foreclosed assets (“nonperforming assets”) and restructured loans, in each instance excluding credit card loans, consisted of the following:

	December 31,
	2005	2004	2003	2002	2001
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home	$565	$534	$736	$1,068	$1,010
Specialty mortgage finance(3)	872	682	597	438	292
Total home nonaccrual loans	1,437	1,216	1,333	1,506	1,302
Home equity loans and lines of credit	88	66	47	36	34
Home construction(4)	10	28	35	49	36
Multi-family	25	12	19	50	56
Other real estate	70	162	153	413	376
Total nonaccrual loans secured by real estate	1,630	1,484	1,587	2,054	1,804
Consumer	8	9	8	22	16
Commercial business	48	41	31	79	100
Total nonaccrual loans held in portfolio	1,686	1,534	1,626	2,155	1,920
Foreclosed assets	276	261	311	328	216
Total nonperforming assets	$1,962	$1,795	$1,937	$2,483	$2,136
As a percentage of total assets	0.57%	0.58%	0.70%	0.93%	0.88%
Restructured loans	$22	$34	$111	$98	$118
Total nonperforming assets and restructured loans	$1,984	$1,829	$2,048	$2,581	$2,254

(1)                 If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $79 million in 2005, $64 million in 2004, $86 million in 2003 and $118 million in 2002.

(2)                 Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $245 million, $76 million, $66 million, $119 million and $123 million at December 31, 2005, 2004, 2003, 2002 and 2001. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to gain from mortgage loans.

(3)                 Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

(4)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

Loans held in portfolio (excluding the allowance for loan and lease losses) and nonaccrual loans, in each instance excluding credit card loans, by geographic concentration at December 31, 2005 were as follows:

	California		Washington/Oregon		New York/New Jersey
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$52,031	$91	$5,603	$31	$12,865	$76
Specialty mortgage finance(1)	4,864	68	817	27	2,394	100
Total home loans	56,895	159	6,420	58	15,259	176
Home equity loans and lines of credit	27,088	29	5,880	13	3,663	7
Home construction(2)	1,141	–	326	2	98	–
Multi-family	17,609	7	1,552	7	3,673	3
Other real estate	1,926	10	913	15	830	4
Total loans secured by real estate	104,659	205	15,091	95	23,523	190
Consumer	235	1	239	4	33	–
Commercial business	324	11	170	14	310	7
Total loans held in portfolio	$105,218	$217	$15,500	$113	$23,866	$197
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	48%	13%	7%	7%	11%	11%

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

	Florida		Texas		Illinois
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$9,892	$58	$1,492	$20	$4,451	$41
Specialty mortgage finance(1)	2,034	46	1,186	78	1,093	72
Total home loans	11,926	104	2,678	98	5,544	113
Home equity loans and lines of credit	3,789	4	3,634	11	999	1
Home construction(2)	126	1	32	–	23	1
Multi-family	313	–	311	4	562	–
Other real estate	80	4	539	30	4	1
Total loans secured by real estate	16,234	113	7,194	143	7,132	116
Consumer.	25	1	24	–	1	–
Commercial business	155	2	205	6	22	–
Total loans held in portfolio	$16,414	$116	$7,423	$149	$7,155	$116
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	7%	7%	3%	9%	3%	7%

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

	Other(3)		Total
	Portfolio	Nonaccrual	Portfolio		Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$27,810	$248	$114,144		$565
Specialty mortgage finance(1)	8,758	481	21,146		872
Total home loans	36,568	729	135,290		1,437
Home equity loans and lines of credit	5,798	23	50,851		88
Home construction(2)	291	6	2,037		10
Multi-family	1,581	4	25,601		25
Other real estate	743	6	5,035		70
Total loans secured by real estate	44,981	768	218,814		1,630
Consumer	81	2	638		8
Commercial business	951	8	2,137		48
Total loans held in portfolio	$46,013	$778	$221,589	(4)	$1,686
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	21%	46%	100%		100%

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

(3)                 Of this category, Colorado had the largest portfolio balance of approximately $4.79 billion and Michigan had the largest nonaccrual amount of $76 million.

(4)                 Excludes credit card loans of $8.04 billion.

Credit Card Loans

In 2005, the Company acquired Providian Financial Corporation, a credit card lender. Credit cards are revolving, generally unsecured lines of credit. Credit card loans typically have much smaller balances, shorter average expected lives, higher delinquency rates and higher risk of loss than real estate secured mortgage loans. Credit card loans tend to experience both increased delinquencies and credit losses as loan balances age.

When underwriting credit card accounts, the Company sets credit limits and determines the interest rate to be charged based on a customer’s credit profile and through the use of profitability and risk matrices. Such matrices are calculated using proprietary technology, statistically-derived credit risk models as well as widely accepted credit scoring and analytical tools.  To offset the higher credit risk inherent in credit card loans, interest rates thereon are generally structured to generate higher yields than on real estate secured loans. The Company may also charge borrowers late fees, over-limit fees, returned payment fees and annual fees.

After a credit card account is opened, the Company regularly monitors a customer’s credit risk profile and may adjust the credit limit, interest rate and other product terms in order to reflect changes in the customer’s risk profile and to reduce the Company’s exposure to credit loss. The Company reserves the right under its credit card account agreement to change or terminate at any time, subject to applicable notice requirements, any terms, conditions, services, or features of the agreement, including increasing or decreasing interest rates, other fees and charges, or minimum payment requirements. The Company uses a delinquency lifecycle strategy, in combination with event-driven approaches, consumer counseling, and consumer debt management programs, to manage delinquent accounts. The Company’s collection efforts are prioritized to focus on delinquent loans.

Features of Residential Loans

Certain residential loans have features that may result in increased credit risk when compared to residential loans without those features. Categories of loans within the Company’s portfolio that have such features include loans with an option to defer the payment of interest (i.e., Option ARM home loans), home loans where the loan-to-value ratio is greater than 80 percent, home equity loans and lines of credit where the  combined loan-to-value ratio is greater than 80 percent, and interest-only payment loans. The loan-to-value ratio measures the ratio of the original loan amount to the appraised value of the collateral at origination. The combined loan-to-value ratio measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the collateral that underlies the loan the Company is originating.

In the underwriting of these loans, the Company usually considers compensating factors and mitigating circumstances that may serve to reduce the potential for increased credit risk arising from these features. Loan balances for these categories of loans and their relative significance as a percentage of total loans held in portfolio (excluding the allowance for loan and lease losses) at December 31, 2005, is presented in the table below:

	Loan Balance	As a % of Total Loans Held in Portfolio
	(in millions)
Option ARM home loans	$70,191	31%
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent.	9,012	4
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	12,312	5
Interest-only home loans	10,660	5

Option ARM Home Loans

Loan Features

The Option ARM product is an adjustable-rate mortgage loan that each month provides the borrower with the option to make a fully-amortizing, interest-only, or minimum payment. The minimum payment on an Option ARM loan is based on the interest rate charged during the introductory period. This introductory rate is usually significantly below the fully-indexed rate for loans with short duration introductory periods (which typically last for one or three months depending on the type of Option ARM loan selected by the borrower). The fully-indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully-indexed rate and adjusts monthly to reflect movements in the index.

If the borrower continues to make the minimum monthly payment after the introductory period ends, the payment may not be sufficient to cover interest accrued in the previous month. In this case, the loan will “negatively amortize” as unpaid interest is deferred and added to the principal balance of the loan. The minimum payment on an Option ARM loan is adjusted on the loan’s anniversary date but can only increase or decrease by a maximum of 7.5% on such date until a “recasting event” occurs.

Recasting events occur at least every 60 months, at which time a new minimum monthly payment is calculated without regard to any limits on the increase in amount that would otherwise apply under the annual 7.5% payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including any theretofore deferred interest, over the remainder of the loan term using the fully-indexed rate then in effect. A recasting event immediately occurs whenever the unpaid principal balance reaches 125% of the original loan balance or 110% of the original loan balance for loans secured by property located in New York and loans purchased through the correspondent channel.

In the first month that follows a recasting event, the minimum payment will equal the fully-amortizing payment. If in subsequent months the index rate decreases, the minimum payment may exceed the fully-amortizing payment. Conversely, if the index rate increases in subsequent months, negative amortization may resume. In this situation, the 7.5% annual payment cap could once again limit the change in the minimum payment until the next recasting event.

If borrowers with Option ARM loans continue to make monthly payments in accordance with the terms of their loan agreements, the loans will continue to accrue interest based on the fully-indexed rate.

Loan Performance

Trends in loan performance and risk attributes such as loan-to-value ratios, credit scores, negative amortization, minimum payment adjustments, degree of minimum payment utilization, and geographic concentrations are monitored and analyzed as part of the Company’s credit risk management process. Interest rates, housing price trends and other economic variables are also taken into consideration when modeling these risks. Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record. FICO®  scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

Key statistics for Option ARM loans held in the Company’s home loan portfolio include:

	December 31,
	2005	2004	2003
	(dollars in millions)
Loan balance	$70,191	$66,310	$49,267
Loan volume(1)	63,260	67,485	30,092
Deferred interest recognized in earnings that resulted from negative amortization(1)	316	19	7
Total amount by which the unpaid principal balance exceeded the original principal amount	157	11	43
Balance of loans that experienced a net increase in negative amortization during the year	43,856	18,364	959
Percentage of borrowers whose final loan payment of the year resulted in negative amortization:
By number of loans	47%	21%	1%
By value of loans	55	25	1

(1)         For the year.

The geographic distribution of the Company’s Option ARM portfolio is set forth in the table below:

	Portfolio		Weighted Average Loan- to-Value Ratio at Origination
	(dollars in millions)
California	$33,875	48%	70%
Florida	7,253	10	71
New York/New Jersey	7,043	10	70
Washington/Oregon	2,615	4	74
Illinois	1,972	3	74
Texas	735	1	75
Other	16,698	24	72
Total home loan Option ARMs held in portfolio	$70,191	100%	71

Underwriting and Risk Mitigation

The Company actively manages the credit risk inherent in its Option ARM portfolio primarily by ensuring compliance with its underwriting standards, monitoring loan performance and conducting risk modeling procedures. Risk attributes and compensating factors, which may include an applicant’s credit score, the loan-to-value ratio, loan size and debt-to-income ratio, are taken into consideration as part of the underwriting process. The Company’s practices of not offering Option ARM loans through its specialty mortgage finance lending program and of selectively selling Option ARM loans to secondary market participants have further limited the potential for credit risk in its Option ARM portfolio.

In the underwriting of loans, one of many factors the Company considers when deciding whether to approve or decline a loan is the applicant’s debt-to-income ratio. The Company’s underwriting process for Option ARM loans has historically involved calculating an applicant’s debt-to-income ratio using an administratively set interest rate. Prior to 2004, the administratively set rate approximated the then-prevailing fully-indexed rate. However, as short-term interest rates (and hence the fully-indexed rate) increased in 2004 and 2005, the Company’s administratively set qualifying rate was not adjusted upward, which resulted in loans being made to borrowers who were qualified based on debt-to-income ratios calculated using an interest rate below the fully-indexed rate. The administratively set rate was adjusted upward in October 2005, and beginning in mid-December 2005, it was replaced with a fully-indexed rate that adjusts monthly for changes in the index rate.

The Company’s experience shows that debt-to-income ratios are less predictive of loan performance than credit scores and loan-to-value ratios, which the Company believes are the two key determinants in forecasting future loan performance. Therefore, having considered the credit scores and loan-to-value ratios of the Option ARM loans made to borrowers who were qualified based on debt-to-income ratios calculated using an interest rate below the fully-indexed rate, the Company expects that the credit performance of these loans will not differ materially from the expected performance of Option ARM loans qualified using the fully-indexed rate.

Option ARM loans originated in 2004 and 2005 and held in portfolio at December 31, 2005 had an unpaid principal balance of $42.87 billion, a weighted average FICO score of 681 and a weighted average loan-to-value ratio at origination of 72 percent. Of such loans, the unpaid principal balance for borrowers who were qualified at below the fully-indexed rate totaled $29.97 billion, with a weighted average FICO score of 685 and a weighted average loan-to-value ratio at origination of 72 percent.

Risk mitigation activities include proactive risk management strategies such as re-designating Option ARM loans from held in portfolio to held for sale (prior to selling the loans in the secondary market), such as occurred during 2005 when the Company sold approximately $3 billion of Option ARM loans that were originally held in its loan portfolio. Additionally, the 60-month recasting feature that is inherent within the

Option ARM product serves to limit the amount of negative amortization. The Company did not conduct risk mitigation activities that involved the use of insurance arrangements, credit default agreements or credit derivatives during 2005.

Impact of External Factors

Certain external factors have, over the last five years, contributed to a reduction in the credit risk inherent in the Option ARM portfolio. The two most significant economic factors affecting the Option ARM portfolio are prepayment rates, which operate to reduce the risk of payment shock in the portfolio caused by the 60-month recasting event, and changes in housing prices, which affect current loan-to-value ratios. The risk of payment shock is reduced because many Option ARM borrowers will prepay their loans prior to the occurrence of the first 60-month recasting event. Furthermore, credit risk usually diminishes when housing prices appreciate. Option ARM loans originated prior to 2005 have benefited from a longer period of housing price appreciation than loans originated in 2005; with such earlier originations accounting for 62% by balance and 71% by number of Option ARM loans held in portfolio at December 31, 2005, current loan-to-value ratios have generally improved  – in many cases offsetting the credit risk associated with negative amortization that may have resulted from the borrower’s use of the minimum payment option.

Home Loans with Loan-to-Value Ratios Greater Than 80 percent Without Private Mortgage Insurance or Government Guarantees

Loan-to-value ratios are a key determinant of future performance. Home loans with loan-to-value ratios of greater than 80 percent at origination without private mortgage insurance or government guarantees expose the Company to greater credit risk than home loans with loan-to-value ratios of 80 percent or less at origination. Credit risk is also reduced when the loan amount above 80 percent of the collateral value is guaranteed by the government or is insured under a policy of private mortgage insurance purchased by the borrower. This greater credit risk arises because, in general, both default risk and the severity of loss is higher when borrowers have less equity to protect in the event of foreclosure. At December 31, 2005, home loans held in portfolio with these features amounted to $9.01 billion and the weighted average loan-to-value ratio at origination of such loans was 88 percent.  Substantially all of these loans were made to subprime borrowers, including $6.91 billion of purchased subprime loans. Total home loans with these features accounted for 10% of the Company’s home loan volume in 2005.

The Company actively monitors conditions in housing markets in which it has a concentration of home loans. Geographic concentrations are taken into account when deciding which home loans to sell in the secondary market. Only $604 million, or 0.4% of home loans held in portfolio at December 31, 2005, had no private mortage insurance or government guarantees and had loan-to-value ratios in excess of 90 percent at origination. The highest proportion of these loans was secured by properties in California, a market in which housing prices have generally appreciated over the last five years.

Typically, borrowers requesting financing with loan-to-value ratios of greater than 80 percent without government guarantees are required to purchase private mortgage insurance from a third party. In the event of default, the Company can recover losses from the private mortgage insurer. Alternatively, under certain loan programs, qualifying customers can elect to pay a higher interest rate to the Company in lieu of paying for private mortgage insurance. This higher interest rate is expected to compensate the Company for the incremental credit risk inherent in lending to borrowers without private mortgage insurance.

The Company seeks to mitigate credit risk in its purchased subprime loan portfolio by requiring minimum credit scores and by re-underwriting all such loans. Furthermore, with limited exceptions, the Company does not purchase loans through this program that have loan-to-value ratios of greater than 90 percent.

Home Equity Loans and Lines of Credit where the Combined Loan-to-Value Ratio is Greater Than 80 percent

Instead of undertaking cash-out refinance transactions, many borrowers have elected to leverage increasing amounts of equity in their homes by borrowing money through either a first or second lien home equity loan or line of credit. The existence of a first lien mortgage loan and second lien home equity loan or line of credit made to one borrower and secured by the same property, most often arises when the Company:

•       Simultaneously originates the first lien mortgage loan and second lien home equity loan or line of credit (so called “piggyback” loans);

•       Originates or purchases the first lien mortgage loan and at a subsequent date originates a second lien home equity loan or line of credit;

•       Originates a second lien home equity loan or line of credit subordinate to another lender’s first lien mortgage loan.

When the Company holds a lien on a property that is subordinate to a first lien mortgage held by another lender, both the probability of default and severity of loss risk is generally higher than when the Company holds both the first lien home loan and second lien home equity loan or line of credit. In the event of foreclosure, the probability of default is generally higher because the first lien holder does not have to take into consideration any losses the second lien holder may sustain when deciding whether to foreclose on a property. The severity of loss risk is higher principally because a second lien holder who exercises its right to foreclose on a property must ensure the first lien holder’s investment is repaid in full. By taking this action, the second lien holder increases its exposure to greater loss on liquidation of the collateral.

The balance of home equity loans and lines of credit with combined loan-to-value ratios of greater than 80 percent at origination totaled $12.31 billion at December 31, 2005 and accounted for 37% of the Company’s home equity volume in 2005. Substantially all of this portfolio had a combined loan-to-value ratio at origination of between 80 and 90 percent.

To compensate for the increased credit risk in the home equity portfolio that arises where the combined loan-to-value ratio at origination is greater than 80 percent, the Company typically charges such borrowers a higher rate of interest than would be charged if the combined loan-to-value ratio at origination was less than 80 percent. The Company also buys pool mortgage insurance that insulates it from the risk of default on those home equity loans or lines of credit where the combined loan-to-value ratio at origination is greater than 90 percent.

Interest-only Payment Home Loans

Borrowers with interest-only loans are initially required to make monthly payments that are sufficient to cover the full amount of contractual interest accrued in the previous month. After a predetermined period of time (usually 5 years), the payment is reset to allow the loan to fully-amortize over its remaining life. The Company held $10.66 billion of interest-only home loans in portfolio at December 31, 2005. Loans with these features accounted for 8% of the Company’s home loan volume in 2005. Borrowers with interest-only loans generally have the highest credit ratings, lowest weighted average loan-to-value ratios at origination and the most favorable delinquency statistics of all loan programs in the Company’s home loan portfolio. Compared to fully-amortizing loan products, interest-only loans originated by the Company contain other restrictions such as lower maximum loan-to-value ratios and lower maximum loan levels. Borrowers with interest-only loans are also charged a higher interest rate to compensate for the potentially higher credit risk.

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

The allowance provides for incurred losses that are inherent in the loan portfolio. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender’s knowledge of those events. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

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

The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit, speciality mortgage finance and credit card loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data. Management periodically reviews these models for reasonableness and updates the assumptions used in these models.

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

To mitigate the imprecision inherent in estimates of credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects management’s assessment of various risk factors that are not adequately reflected in the models used to determine the allocated component of the allowance. These factors include general economic and business conditions affecting its key lending products and markets, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the impact of new product initiatives and other such variables for which recent historical performance does not reflect the risk profile of the portfolio.

Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions)
Balance, beginning of year	$1,301	$1,250	$1,503	$1,278	$909
Allowance transferred to loans held for sale	(270)	(23)	(3)	(31)	–
Allowance acquired through business combinations	592	–	–	148	120
Other	–	–	17	(48)	–
Provision for loan and lease losses(1)	316	209	42	404	426
	1,939	1,436	1,559	1,751	1,455
Loans charged off:
Loans secured by real estate:
Home	(38)	(39)	(65)	(52)	(29)
Specialty mortgage finance(2)	(50)	(39)	(39)	(33)	(25)
Total home loans charged off	(88)	(78)	(104)	(85)	(54)
Home equity loans and lines of credit	(30)	(22)	(14)	(14)	(4)
Home construction(3)	(1)	(1)	(2)	(1)	–
Multi-family	(1)	(2)	(5)	(1)	–
Other real estate	(8)	(11)	(97)	(60)	(35)
Total loans secured by real estate	(128)	(114)	(222)	(161)	(93)
Consumer:
Credit card	(138)	–	–	–	–
Other	(38)	(53)	(69)	(70)	(51)
Commercial business	(34)	(21)	(79)	(73)	(49)
Total loans charged off	(338)	(188)	(370)	(304)	(193)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	–	10	2	2
Specialty mortgage finance(2)	3	3	3	–	–
Total home loan recoveries	3	3	13	2	2
Home equity loans and lines of credit	9	4	1	1	1
Multi-family	3	3	1	1	–
Other real estate	13	10	17	12	3
Total loans secured by real estate	28	20	32	16	6
Consumer:
Credit card	40	–	–	–	–
Other	19	19	15	13	4
Commercial business	7	14	14	27	6
Total recoveries of loans previously charged off	94	53	61	56	16
Net charge-offs	(244)	(135)	(309)	(248)	(177)
Balance, end of year	$1,695	$1,301	$1,250	$1,503	$1,278
Net charge-offs as a percentage of average loans held in portfolio	0.11%	0.07%	0.20%	0.17%	0.14%
Allowance as a percentage of total loans held in portfolio	0.74	0.63	0.71	1.05	1.01

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

The risk profile of the Company’s loan portfolio changed significantly during 2001 and 2002. In a five quarter span from January 2001 to March 31, 2002, the Company consummated four purchase business combinations:  Bank United Corp. (“Bank United”), the mortgage operations of The PNC Financial Services Group, Inc., Fleet Mortgage Corp. and Dime Bancorp, Inc. (“Dime”). As a result of these acquisitions, the Company’s loan portfolio contained substantially higher levels of credit risk. In particular, Bank United’s commercial lending activities were concentrated in underperforming sectors of the economy, such as assisted living facilities, Small Business Administration loans and highly leveraged syndicated lending. This change in the loan portfolio composition was exacerbated by the downturn in the national economy, which continued to worsen following the events of September 11, 2001.

Although the national economy showed some intermittent signs of stabilizing performance in 2002, the overall climate was still one of significant uncertainty, as demonstrated by the continuing high levels of unemployment, distressed levels of consumer confidence and continuing concerns of housing price bubbles in some of the Company’s real estate markets. After their substantial growth in 2001, nonperforming asset trends stabilized in 2002 but remained at elevated levels, decreasing slightly to $2.48 billion at December 31, 2002 after reaching a first quarter peak of $2.68 billion. Though the Company continued to provision at levels that exceeded net charge-offs as a result of the continuing economic malaise, the gap between these statistical measures had declined from $74 million in the first quarter of 2002 to $2 million by the fourth quarter of that year. This reflected the Company’s cautious belief that, while the economy had not demonstrated signals of a sustained economic recovery, it at least did not appear to be deteriorating any further. This assessment was also evident in the quarterly trend of the allowance for loan and lease losses as a percentage of total loans held in portfolio. After growing steadily from 0.82% in the first quarter of 2001 to 1.08% in the second quarter of 2002, it stabilized during the remainder of that year, ending at 1.05% at December 31, 2002.

During 2003, nonperforming assets declined from $2.48 billion at the beginning of the year to
$1.94 billion at December 31, 2003. Beginning in the fourth quarter of 2002, the Company initiated a program of periodically selling nonperforming assets in order to reduce its exposure to potential credit losses. This program continued throughout 2003 with the sale of $619 million of nonperforming loans and was substantially the reason for the decline in nonperforming assets. Charge-offs sustained from sales of these loans were, in general, at lower levels than the Company believes it would have incurred had these loans been allowed to season further.

As economic conditions improved during 2003, the Company’s assessment of the economic climate progressed from one of continuing concern in the first quarter of 2003 to one of guarded optimism by the third quarter of that year. However, a discernable, positive trend was not evident until various economic statistics were released in the fourth quarter. Those statistics provided conclusive evidence that key economic indicators that affect the Company’s credit risk profile had improved. Those indicators included a stable interest rate environment, a consistent pattern of stable or increasing housing prices, strong levels of residential home construction, lower unemployment levels, increasing capital expenditures, steady to improving corporate profits and stronger levels of exports from a weakening U.S. dollar. These favorable external factors were augmented by the Company’s ability to sell its underperforming franchise finance loan portfolio in the fourth quarter of 2003 at a price that exceeded its carrying value by $82 million. As a result of all of these events, the Company determined that a $202 million reversal of the provision for loan and lease losses in the fourth quarter of 2003 was appropriate.

During 2004, strong loan portfolio growth, especially in the higher-risk purchased subprime portfolio, resulted in management recording a provision for loan and lease losses that exceeded net charge-offs by $74 million. However, as a reflection of the continuing favorable trend in key domestic economic indicators which facilitated a relatively benign credit environment throughout the year, the allowance for loan and lease losses as a percentage of loans held in portfolio declined from 0.71% at December 31, 2003 to 0.63% at December 31, 2004. The positive economic outlook was also affirmed by the Federal Reserve’s decision to initiate a series of measured increases in the targeted Federal Funds rate during the second half of 2004, thus reducing the degree of stimulus that the Federal Reserve believes is necessary to sustain continuing economic growth.

The allowance for loan and lease losses increased by $394 million from $1.30 billion at December 31, 2004 to $1.70 billion at December 31, 2005 largely reflecting the addition of the credit card portfolio of the former Providian Financial Corporation on October 1, 2005. Credit card loans are generally unsecured and typically generate significantly higher delinquency rates and charge-offs than real estate secured loans and the allocated allowance for losses on credit card loans, expressed as a percentage of the credit card portfolio, is consequently significantly higher than on real estate secured loans. Largely as a result of the addition of a credit card portfolio, the total allowance for loan and lease losses expressed as a percentage of total loans held in portfolio, increased from 0.63% at December 31, 2004 to 0.74% at December 31, 2005. The overall economic environment surrounding the Company’s lending operations during 2005 was relatively stable despite increases in short-term interest rates, with a generally healthy business climate and continued strength in employment levels and real estate markets nationally.

An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2005			2004			2003
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home	$222	0.19%	49.71%	$215	0.20%	53.12%	$321	0.32%	57.12%
Specialty mortgage finance(2)	373	1.77	9.21	242	1.26	9.24	84	0.65	7.41
Total home loans	595	0.44	58.92	457	0.35	62.36	405	0.36	64.53
Home equity loans and lines of credit	107	0.21	22.14	83	0.19	21.08	82	0.30	15.78
Home construction(3)	6	0.29	0.89	12	0.51	1.13	18	0.81	1.27
Multi-family	122	0.48	11.15	101	0.45	10.76	139	0.68	11.60
Other real estate	69	1.37	2.19	116	2.05	2.74	110	1.65	3.80
Total allocated allowance secured by real estate	899	0.41	95.29	769	0.38	98.07	754	0.44	96.98
Consumer:
Credit card	328	4.08	3.50	–	–	–	–	–	–
Other	27	4.25	0.28	36	4.55	0.38	49	4.77	0.59
Commercial business	44	2.03	0.93	51	1.59	1.55	72	1.69	2.43
Total allocated allowance held in portfolio	1,298	0.57	100.00	856	0.41	100.00	875	0.50	100.00
Unallocated allowance	397	0.17	–	445	0.22	–	375	0.21	–
Total allowance for loan and lease losses	$1,695	0.74%	100.00%	$1,301	0.63%	100.00%	$1,250	0.71%	100.00%

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

	December 31,
	2002			2001
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home	$251	0.30%	57.92%	$290	0.36%	63.00%
Specialty mortgage finance(2)	169	1.67	7.08	97	1.18	6.49
Total home loans	420	0.45	65.00	387	0.44	69.49
Home equity loans and lines of credit	46	0.29	11.31	27	0.34	6.31
Home construction(3)	22	1.13	1.36	32	1.23	2.05
Multi-family	146	0.81	12.59	138	0.88	12.35
Other real estate	296	3.71	5.58	161	2.64	4.82
Total allocated allowance secured by real estate	930	0.68	95.84	745	0.62	95.02
Consumer:
Credit card	–	–	–	–	–	–
Other	70	4.21	1.16	71	3.53	1.59
Commercial business	116	2.70	3.00	92	2.15	3.39
Total allocated allowance held in portfolio	1,116	0.78	100.00	908	0.72	100.00
Unallocated allowance	387	0.27	–	370	0.29	–
Total allowance for loan and lease losses	$1,503	1.05%	100.00%	$1,278	1.01%	100.00%

(1)                 Excludes loans held for sale.

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

Growth in the Company’s specialty mortgage finance portfolio since 2001 has resulted in a substantial increase in the allocated allowance attributable to this portfolio and a substantial increase in nonaccrual loans. The Company seeks to mitigate the credit risk in this portfolio by ensuring compliance with underwriting standards on loans originated to subprime borrowers and by re-underwriting all purchased subprime loans. During 2005, while the size of this portfolio grew by $1.97 billion or 10%, nonaccrual loans and net charge-offs expressed as a percentage of the loan category increased by 16% and 18%, and as a result, the allocated allowance increased from 1.26% of specialty mortgage finance loans held in portfolio to 1.77%.

Home equity loans and lines of credit increased from $7.97 billion at December 31, 2001 to $50.85 billion at December 31, 2005. With the strong housing market that has existed during the current decade, home equity loans and lines of credit have become an increasingly popular product as they enable homeowners to borrow a portion of their equity for personal expenditures. Although the allocated allowance for this portfolio increased from $27 million at December 31, 2001 to $107 million at the end of 2005, that allowance as a percentage of loans in this portfolio declined from 0.34% to 0.21% during that same period, reflecting generally high credit scores among borrowers, lower risk loan-to-value ratios and a significant portion of loans that are in a first lien position.

90 or More Days Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $107 million, $85 million, $46 million, $60 million and $86 million at December 31, 2005, 2004, 2003, 2002 and 2001. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Credit card loans held in portfolio that were 90 days or more contractually past due and still accruing interest were $87 million at December 31, 2005. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $1.06 billion, $1.60 billion, $2.50 billion, $3.22 billion and $692 million of such loans that were 90 days or more  contractually past due and still accruing interest at December 31, 2005, 2004, 2003, 2002 and 2001.

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

Washington Mutual, Inc.

Liquidity for Washington Mutual, Inc. (“the Parent Company”) is generated through its ability to raise funds through dividends from subsidiaries and in various capital markets through the issuance of unsecured debt, commercial paper and other securities.

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations applicable to the Company’s banking subsidiaries, refer to “Business  – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

In January 2006, the Company filed an automatically effective registration statement under the Securities Offering Reform rules recently adopted by the SEC. The Company registered an unlimited amount of debt securities and preferred stock on this registration statement.

Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. At December 31, 2005, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At December 31, 2005, Washington Mutual, Inc. had $671 million in commercial paper available for issuance and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction account deposits and wholesale borrowings from FHLB advances, repurchase agreements and federal funds purchased continue to provide the Company with a significant source of stable funding. During 2005, those sources funded 65% of average total assets. The Company’s continuing ability to retain its transaction account deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain additional FHLB advances and repurchase agreements to offset potential declines in deposit balances.

At December 31, 2005, the Company’s proceeds from the sales of loans were approximately $167 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchases, net of principal payments, of approximately $165 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The program was renewed in December 2005. Washington Mutual Bank had $22 billion available under this program at December 31, 2005.

Senior unsecured long-term obligations of Washington Mutual Bank were rated A by Fitch, A2 by Moody’s and A by Standard and Poor’s. Short-term obligations were rated F1 by Fitch, P1 by Moody’s and A1 by Standard and Poor’s.

Non-banking Subsidiaries

Long Beach Mortgage Company has revolving credit facilities with non-affiliated lenders totaling $6.5 billion that are used to fund loans held for sale. At December 31, 2005, Long Beach Mortgage Company had borrowings outstanding of approximately $2.8 billion under these credit facilities.

In June 2005, Long Beach Mortgage Company launched Strand Capital LLC (“Strand”), a single-seller asset-backed extendible note facility, to augment its existing credit facilities. Strand has total funding capacity of $9.5 billion, and as of December 31, 2005 approximately $4.2 billion in notes were outstanding.

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

The Company’s trading assets are primarily comprised of financial instruments that are retained from securitization transactions, or are purchased for MSR risk management purposes. The Company does not take significant short-term trading positions for the purpose of benefiting from price differences between financial instruments and markets.

Interest rate risk is managed within a consolidated enterprise risk management framework that includes asset/liability management and the management of specific portfolios (MSR and Other Mortgage Banking) discussed below. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy reviewed and approved annually by the Board. The Board has delegated the oversight of the administration of this policy to the Finance Committee of the Board.

Types of Interest Rate Risk

The Company is exposed to different types of interest rate risks. These include lag, repricing, basis, prepayment, lifetime and periodic payment caps, and volatility risk.

Lag/Repricing Risk

Lag risk results from timing differences between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities. For example, the Company’s assets may reprice slower than its liabilities. The effect of this timing difference, or “lag,” will be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. Lag/repricing risk can produce short-term volatility in net interest income during periods of interest rate movements, but the effect of this lag generally balances out over time.

Basis Risk

Basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices. For example, adjustable-rate loans may reprice based on Treasury rates while borrowings may reprice based on LIBOR rates.

Prepayment Risk

Prepayment risk results from the ability of customers to pay off their loans prior to maturity. Generally, prepayments increase in falling interest rate environments and decrease in rising interest rate environments.

Lifetime and Periodic Payment Cap Risk

Many of the Company’s adjustable-rate home loan products contain lifetime interest rate caps, which prevent the interest rate on the loan from exceeding a contractually determined level. In periods of dramatically rising rates, those adjustable-rate loans that have reached their lifetime cap rate will no longer reprice upward. Periodic payment caps limit the amount that a borrower’s scheduled payment on an adjustable-rate loan can increase when the interest rate is adjusted upward on the loan’s periodic repricing date.

Volatility Risk

Volatility risk is the potential change in the fair value of an option, or a fixed income instrument containing options (such as mortgages) from changes in the implied market level of future volatility (“implied volatility”). For the holder of an option contract, implied volatility is a key determinant of option value with higher volatility generally increasing option value and lower volatility generally decreasing option value.

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

The fair value of MSR is primarily affected by changes in prepayments that result from shifts in mortgage rates. Changes in the value of MSR risk management instruments vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates and the fair value of U.S. Treasury securities is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps. This could result in a change in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments. This difference in market indices between the MSR and the risk management instruments results in what is referred to as basis risk.

The fair value of MSR decreases and the amortization rate increases in a declining interest rate environment due to higher prepayment activity. During periods of rising interest rates, the amortization rate of MSR decreases and the fair value of MSR increases due to lower prepayment activity.

The Company manages the MSR daily and adjusts the mix of instruments used to manage MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. For that portion of the MSR which qualifies for hedge accounting treatment, all changes in fair value of the MSR, even when the fair value is higher than amortized cost, will be recorded through earnings. MSR which do not qualify for hedge accounting treatment must be accounted for at the lower of cost or fair value. The Company also manages the size of the MSR asset. Depending on market conditions and the desire to expand customer relationships, management may periodically sell or purchase additional servicing. Management may also structure loan sales to control the size of the MSR asset created by any particular transaction.

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

Asset/Liability Risk Management

The purpose of asset/liability risk management is to assess the aggregate interest rate risk profile of the Company. Asset/liability risk analysis combines the MSR and Other Mortgage Banking activities with substantially all of the other remaining interest rate risk positions inherent in the Company’s operations.

To analyze net income sensitivity, management projects net income in a variety of interest rate scenarios, assuming both parallel and non-parallel shifts in the yield curve. These scenarios illustrate net interest income sensitivity that results from changes in the slope of the yield curve and changes in the spread between Treasury and LIBOR rates. The net income simulations also demonstrate projected changes in MSR and MSR hedging activity under a variety of scenarios. Additionally, management projects the fair market values of assets and liabilities under different interest rate scenarios to assess their risk exposure over longer periods of time.

The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposit and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management’s judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities are based on secondary market rates while the rates on loans are based on the rates offered by the Company to retail customers.

The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect sensitivity to changes in interest rates. Short-term borrowings and, to a lesser extent, interest-bearing deposits typically reprice faster than the Company’s adjustable-rate assets. This lag effect is inherent in adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted average cost of funds index.

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

To manage interest rate sensitivity, management utilizes the interest rate risk characteristics of the balance sheet assets and liabilities to offset each other as much as possible. Balance sheet products have a variety of risk profiles and sensitivities. Some of the components of interest rate risk are countercyclical. Management may adjust the amount or mix of risk management instruments based on the countercyclical behavior of the balance sheet products.

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

January 1, 2006 and January 1, 2005 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings plan for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 200 basis points in even quarterly increments over the twelve-month periods ending December 31, 2006 and December 31, 2005 and interest rates decreasing by 50 basis points in even quarterly increments over the first six months of the twelve-month periods. Periodically the Company reassesses its sensitivity analysis and, as economic conditions warrant, will update key model characteristics, assumptions and parameters used in providing quantitative information about market risk. Such updates include altering the hypothetical interest rate movements applied to market risk sensitive instruments to reflect current trends in reasonably possible near term changes in expected economic conditions. Due to continual increases in short-term interest rates since June of 2004, the Company has provided an additional sensitivity analysis that considers the hypothetical effect of interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month period ending December 31, 2006.

These analyses also incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates. The analysis for January 1, 2005 excludes Providian Financial Corporation, which the Company acquired on October 1, 2005.

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-50 basis points	+200 basis points
Net interest income change for the one-year period beginning:
January 1, 2006	1.46%	(3.58)%
January 1, 2005	2.61	(2.18)
Net income change for the one-year period beginning:
January 1, 2006	1.20	(5.32)
January 1, 2005	(0.95)	(1.37)

Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
January 1, 2006	2.62%	(2.45)%
Net income change for the one-year period beginning:
January 1, 2006	2.59	(3.27)

Net interest income was adversely impacted by rising short-term rates and the continued flattening of the yield curve. Short-term interest rates have increased approximately 200 basis points since December 31, 2004 while long-term rates have increased less than 50 basis points. These yield curve movements have resulted in flat Treasury and LIBOR curves at December 31, 2005.

Net interest income was projected to increase in the -50 basis point scenario as expansion of the net interest margin more than offsets the unfavorable impact of a slight decline in earning assets. Net income was projected to increase in this scenario mainly due to the increase in net interest income as other income was relatively neutral. Decreases in other income in this scenario adversely impacted the prior year’s analysis.

Net interest income was projected to decrease in the +200 basis point scenario mainly due to contraction of the net interest margin. Net income was projected to decline in this scenario mainly due to the adverse impact of net interest income.

Net interest income was projected to increase in the -100 basis point scenario and decrease in the +100 basis point scenario mainly due to expansion and contraction of the net interest margin. Net income in these scenarios was primarily impacted by changes in net interest income although other income adversely affected the falling rate scenario and had a modest favorable effect in the rising rate scenario.

These sensitivity analyses are limited in that they were performed at a particular point in time. The analyses assume management does not initiate strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios. The analyses are also based on the reliability of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans that result from changes in interest rates. In addition, not all of the changes in fair value may impact current period earnings. For example, the portion of the MSR that does not qualify for fair value hedge accounting treatment may increase in value, but the amount of the increase that is recorded in current period earnings may be limited to the recovery of the impairment reserve within each stratum. These analyses also assume that the projected MSR risk management strategy is effectively implemented and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. Accordingly, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Operational Risk Management

Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes and systems, or from external events, including loss related to legal risk. Operational risk can occur in any activity, function, or unit of the Company.

Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures and monitoring tools for these risks. To help identify, assess and manage corporate-wide risks, the Company uses corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Strategic Sourcing and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

The Operational Risk Management Policy, approved by the Audit Committee of the Board of Directors, establishes the Company’s operational risk framework and defines the roles and responsibilities for the management of operational risk. The operational risk framework consists of a methodology for identifying, measuring, monitoring and controlling operational risk combined with a governance process that complements the Company’s organizational structure and risk management philosophy. The Operational Risk Management Committee ensures consistent communication and oversight of significant operational risk issues across the Company and ensures sufficient resources are allocated to maintain business-specific operational risk controls, policies and practices consistent with and in support of the operational risk framework and corporate standards. The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide.

The Company has a process for identifying and monitoring operational loss event data, thereby permitting root cause analysis and monitoring of trends by line of business, process, product and risk-type. This analysis is essential to sound risk management and supports the Company’s process management and improvement efforts.

Maturity and Repricing Information

The Company uses interest rate contracts and available-for-sale and trading securities as tools to manage its interest rate risk profile. The following tables summarize the key contractual terms associated with these contracts and securities. Most of the interest rate swaps, swaptions, and caps at December 31, 2005 are indexed to three-month LIBOR.

The following estimated net fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies:

	December 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2006	2007	2008	2009	2010	After 2010
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$11
Contractual maturity		$23,458	$11,933	$4,506	–	–	$5,117	$1,902
Weighted average pay rate		4.30%	3.69%	4.95%	–	–	4.92%	4.97%
Weighted average receive rate		4.36%	4.33%	4.37%	–	–	4.43%	4.35%
Receive-fixed swaps:	(364)
Contractual maturity		$29,303	$1,000	$12,773	$5,173	$1,232	$1,185	$7,940
Weighted average pay rate		4.32%	4.34%	4.20%	4.07%	4.77%	4.25%	4.60%
Weighted average receive rate		4.34%	6.81%	3.67%	4.12%	4.25%	5.67%	5.07%
Basis swaps:	2
Contractual maturity		$5,000	–	$3,500	$500	$1,000	–	–
Weighted average pay rate		3.97%	–	3.98%	3.94%	3.95%	–	–
Weighted average receive rate		4.29%	–	4.29%	4.29%	4.29%	–	–
Interest rate caps:	11
Contractual maturity		$13,070	$13,070	–	–	–	–	–
Weighted average strike rate		4.67%	4.67%	–	–	–	–	–
Payor swaptions:	3
Contractual maturity (option)		$4,000	$4,000	–	–	–	–	–
Weighted average strike rate		5.50%	5.50%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,000	–	–	–
Weighted average pay rate		–	–	–	5.50%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$6,795	$5,770	$1,025	–	–	–	–
Weighted average strike rate		3.64%	3.63%	3.69%	–	–	–	–
Contractual maturity (swap)		–	–	–	$2,850	$2,595	$275	$1,075
Weighted average receive rate		–	–	–	3.31%	3.74%	4.26%	4.15%
Receiver floater swaps:	87
Contractual maturity		$4,167	–	–	$4,167	–	–	–
Weighted average pay rate		3.66%	–	–	3.66%	–	–	–
Weighted average receive rate		4.12%	–	–	4.12%	–	–	–
Payor floater swaps:	(110)
Contractual maturity		$13,667	–	–	$13,667	–	–	–
Weighted average pay rate		1.33%	–	–	1.33%	–	–	–
Weighted average receive rate		1.12%	–	–	1.12%	–	–	–
Receiver market value swaps:	(40)
Contractual maturity		$4,141	–	–	$4,141	–	–	–
Payor market value swaps	40
Contractual maturity		$4,141	–	–	$4,141	–	–	–
Eurodollar futures sale contracts:	3
Contractual maturity		$32,846	$31,846	$1,000	–	–	–	–
Weighted average price		95.18	95.18	95.26	–	–	–	–
Treasury futures purchase contracts:	40
Contractual maturity		$7,631	$7,631	–	–	–	–	–
Weighted average price		104.90	104.90	–	–	–	–	–
Treasury futures options:	5
Contractual maturity		$4,007	$4,007	–	–	–	–	–
Weighted average strike price		110.22	110.22	–	–	–	–	–
Total asset/liability risk management	$(306)	$152,226

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2006	2007	2008	2009	2010	After 2010
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$(2)
Contractual maturity		$960	–	–	–	–	–	$960
Weighted average pay rate		4.98%	–	–	–	–	–	4.98%
Weighted average receive rate		4.53%	–	–	–	–	–	4.53%
Receive-fixed swaps:	(75)
Contractual maturity		$10,295	–	$3,700	$3,575	–	$1,600	$1,420
Weighted average pay rate		4.38%	–	4.42%	4.35%	–	4.35%	4.41%
Weighted average receive rate		4.55%	–	4.35%	4.64%	–	4.54%	4.88%
Constant maturity mortgage swaps:	–
Contractual maturity		$100	–	–	$100	–	–	–
Weighted average pay rate		5.88%	–	–	5.88%	–	–	–
Weighted average receive rate		5.79%	–	–	5.79%	–	–	–
Constant maturity mortgage forward rate agreements:	–
Contractual maturity		$3,000	$3,000	–	–	–	–	–
Weighted average price		5.77%	5.77%	–	–	–	–	–
Payor swaptions:	76
Contractual maturity (option)		$21,325	$21,325	–	–	–	–	–
Weighted average strike rate		5.26%	5.26%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$2,500	$3,000	$1,100	$14,725
Weighted average pay rate		–	–	–	5.34%	4.98%	5.28%	5.29%
Written payor swaptions:	(192)
Contractual maturity (option)		$6,600	–	–	$3,900	–	$2,700	–
Weighted average strike rate		5.22%	–	–	5.03%	–	5.49%	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,600
Weighted average pay rate		–	–	–	–	–	–	5.22%
Receiver swaptions:	90
Contractual maturity (option)		$19,050	$19,050	–	–	–	–	–
Weighted average strike rate		4.79%	4.79%	–	–	–	–	–
Contractual maturity (swap)		–	–	$2,000	$1,500	$2,000	–	$13,550
Weighted average receive rate		–	–	4.78%	4.79%	4.77%	–	4.79%
Written receiver swaptions:	(95)
Contractual maturity (option)		$4,200	–	–	$1,500	–	$2,700	–
Weighted average strike rate		4.50%	–	–	4.50%	–	4.49%	–
Contractual maturity (swap)		–	–	–	–	–	$350	$3,850
Weighted average receive rate		–	–	–	–	–	4.85%	4.46%
Treasury futures purchase contracts:	(4)
Contractual maturity		$915	$915	–	–	–	–	–
Weighted average price		109.05	109.05	–	–	–	–	–
Treasury futures options:	10
Contractual maturity		$2,646	$2,646	–	–	–	–	–
Weighted average strike price		109.91	109.91	–	–	–	–	–
Forward purchase agreement options:	–
Contractual maturity		$20	$20	–	–	–	–	–
Weighted average strike price		99.27	99.27	–	–	–	–	–
Forward purchase commitments:	108
Contractual maturity		$49,895	$49,895	–	–	–	–	–
Weighted average price		100.13	100.13	–	–	–	–	–
Forward sale commitments:	(79)
Contractual maturity		$18,375	$18,375	–	–	–	–	–
Weighted average price		99.62	99.62	–	–	–	–	–
Total MSR risk management	$(163)	$137,381

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2006	2007	2008	2009	2010	After 2010
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$55
Contractual maturity		$17,078	$17,078	–	–	–	–	–
Weighted average price		99.33	99.33	–	–	–	–	–
Forward sale commitments:	(117)
Contractual maturity		$31,033	$31,033	–	–	–	–	–
Weighted average price		99.30	99.30	–	–	–	–	–
Eurodollar futures sale contracts:	4
Contractual maturity		$37,732	$31,288	$4,143	$1,578	$511	$212	–
Weighted average price		95.19	95.18	95.25	95.22	95.11	95.01	–
Mortgage put options:	1
Contractual maturity		$3,100	$3,100	–	–	–	–	–
Weighted average strike price		98.63	98.63	–	–	–	–	–
Pay-fixed swaps:	61
Contractual maturity		$6,266	$915	$2,340	$1,335	$10	$462	$1,204
Weighted average pay rate		4.38%	3.22%	4.62%	4.47%	4.00%	4.55%	4.62%
Weighted average receive rate		4.30%	4.42%	4.25%	4.23%	4.17%	4.31%	4.38%
Receive-fixed swaps:	(19)
Contractual maturity		$3,660	$800	$800	$750	–	$775	$535
Weighted average pay rate		4.33%	4.12%	4.50%	4.35%	–	4.33%	4.36%
Weighted average receive rate		4.22%	3.34%	4.13%	4.23%	–	4.53%	5.19%
Payor swaptions:	4
Contractual maturity (option)		$2,875	$2,875	–	–	–	–	–
Weighted average strike rate		5.34%	5.34%	–	–	–	–	–
Contractual maturity (swap)		–	–	$1,000	–	–	–	$1,875
Weighted average pay rate		–	–	–	5.30%	–	–	5.36%
Receiver swaptions:	–
Contractual maturity (option)		$100	$100	–	–	–	–	–
Weighted average strike rate		4.64%	4.64%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$100
Weighted average receive rate		–	–	–	–	–	–	4.64%
Total other mortgage banking risk management	$(11)	$101,844
Total interest rate risk management contracts	$(480)	$391,451

	December 31, 2005
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$891	$(10)	$881
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,607
Total MSR risk management securities			$4,488

(1)                 Mortgage-backed securities mature after 2010.

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(112)
Contractual maturity		$16,013	$11,780	$1,433	$2,800	–	–	–
Weighted average pay rate		3.51%	3.08%	4.18%	5.01%	–	–	–
Weighted average receive rate		2.34%	2.39%	2.13%	2.24%	–	–	–
Receive-fixed swaps:	218
Contractual maturity		$19,930	$80	$1,000	$10,950	$850	$1,150	$5,900
Weighted average pay rate		2.53%	0.62%	2.29%	2.53%	2.46%	2.74%	2.55%
Weighted average receive rate		4.35%	5.41%	6.81%	3.53%	3.99%	4.25%	5.51%
Interest rate caps:	21
Contractual maturity		$26,075	$3,000	$19,875	$3,200	–	–	–
Weighted average strike rate		4.38%	3.30%	4.46%	4.91%	–	–	–
Interest rate corridors:	2
Contractual maturity		$2,585	$7	–	–	–	–	$2,578
Weighted average strike rate – long cap		9.80%	5.94%	–	–	–	–	9.81%
Weighted average strike rate – short cap		10.09%	7.44%	–	–	–	–	10.10%
Payor swaptions:	1
Contractual maturity (option)		$500	–	$500	–	–	–	–
Weighted average strike rate		5.30%	–	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	$500	–	–	–
Weighted average pay rate		–	–	–	5.30%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$1,070	$750	$320	–	–	–	–
Weighted average strike rate		3.87%	3.92%	3.75%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,070
Weighted average receive rate		–	–	–	–	–	–	3.87%
Total asset/liability risk management	$136	$66,173

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
MSR Risk Management
Pay-fixed swaps:	$24
Contractual maturity		$4,500	$3,000	$1,500	–	–	–	–
Weighted average pay rate		2.53%	2.37%	2.83%	–	–	–	–
Weighted average receive rate		2.50%	2.50%	2.49%	–	–	–	–
Receive-fixed swaps:	181
Contractual maturity		$10,310	–	$600	–	$255	$575	$8,880
Weighted average pay rate		2.31%	–	2.51%	–	2.04%	2.31%	2.30%
Weighted average receive rate		4.74%	–	3.36%	–	3.55%	3.74%	4.93%
Constant maturity mortgage swaps:	1
Contractual maturity		$100	–	–	–	$100	–	–
Weighted average pay rate		5.11%	–	–	–	5.11%	–	–
Weighted average receive rate		5.22%	–	–	–	5.22%	–	–
Payor swaptions:	83
Contractual maturity (option)		$52,200	$49,150	$3,050	–	–	–	–
Weighted average strike rate		5.54%	5.56%	5.22%	–	–	–	–
Contractual maturity (swap)		–	–	–	$4,950	$3,800	–	$43,450
Weighted average pay rate		–	–	–	4.21%	4.87%	–	5.75%
Written receiver swaptions:	(3)
Contractual maturity (option)		$7,000	$7,000	–	–	–	–	–
Weighted average strike rate		3.44%	3.44%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	–	$6,000
Weighted average receive rate		–	–	–	2.77%	–	–	3.56%
Forward purchase commitments:	128
Contractual maturity		$41,912	$41,912	–	–	–	–	–
Weighted average price		99.83	99.83	–	–	–	–	–
Forward sale commitments:	(9)
Contractual maturity		$5,655	$5,655	–	–	–	–	–
Weighted average price		99.31	99.31	–	–	–	–	–
Total MSR risk management	$405	$121,677

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$28
Contractual maturity		$11,625	$11,625	–	–	–	–	–
Weighted average price		101.15	101.15	–	–	–	–	–
Forward sale commitments:	(48)
Contractual maturity		$31,488	$31,488	–	–	–	–	–
Weighted average price		101.02	101.02	–	–	–	–	–
Eurodollar futures sale contracts:	–
Contractual maturity		$18,530	$7,446	$5,914	$4,267	$628	$275	–
Weighted average price		96.30	96.75	96.19	95.83	95.48	95.13	–
Interest rate corridors:	1
Contractual maturity		$3,439	–	–	–	$3,439	–	–
Weighted average strike rate – long cap		3.94%	–	–	–	3.94%	–	–
Weighted average strike rate – short cap		10.00%	–	–	–	10.00%	–	–
Mortgage put options:	4
Contractual maturity		$1,215	$1,215	–	–	–	–	–
Weighted average strike price		101.35	101.35	–	–	–	–	–
Pay-fixed swaps:	22
Contractual maturity		$9,371	$4,840	$3,280	$380	–	$233	$638
Weighted average pay rate		3.08%	2.79%	3.10%	3.33%	–	3.91%	4.68%
Weighted average receive rate		2.37%	2.40%	2.34%	2.30%	–	2.27%	2.38%
Receive-fixed swaps:	10
Contractual maturity		$1,335	–	$300	$400	–	–	$635
Weighted average pay rate		2.20%	–	2.05%	2.13%	–	–	2.32%
Weighted average receive rate		3.84%	–	2.19%	3.37%	–	–	4.91%
Payor swaptions:	1
Contractual maturity (option)		$6,040	$6,040	–	–	–	–	–
Weighted average strike rate		6.39%	6.39%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,040
Weighted average pay rate		–	–	–	–	–	–	6.39%
Total other mortgage banking risk management	$18	$83,043
Total interest rate risk management contracts	$559	$270,893

	December 31, 2004
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$2,137	$19	$2,156
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,512
Total MSR risk management securities			$5,668

(1)                 Mortgage-backed securities mature after 2009.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At December 31, 2005 and 2004, the gross positive fair value of the Company’s derivative financial instruments was $792 million and $899 million. The Company’s master netting agreements at December 31, 2005 and 2004 reduced the exposure to this gross positive fair value by $561 million and $266 million. The Company’s collateral against derivative financial instruments was $82 million and $280 million at December 31, 2005 and 2004. Accordingly, the Company’s net exposure to derivative counterparty credit risk at December 31, 2005 and December 31, 2004 was $149 million and $353 million.

Tax Contingency

The Company accounts for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company believes that the liabilities that have been recorded are adequate to cover the tax contingencies. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations, however, could have a material impact on its results of operations.

From 1981 through 1985, H.F. Ahmanson & Co. (“Ahmanson”), which was acquired by the Company in 1998, acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation (“FSLIC”) assisted transactions. Ahmanson sold its branches and abandoned the branching rights it acquired in those states in years prior to December 31, 1998. The Company (as successor to Ahmanson) believes it is entitled to tax deductions at the time the branches were sold and the branching rights were abandoned and the Company has filed refund claims with the Internal Revenue Service (“IRS”) asserting its belief. The IRS has disallowed the claims for refund. The Company filed a claim in the U.S. District Court of Western Washington in January 2006 asserting its rights to such refunds. The potential tax benefit related to the losses on branching rights approximated $200 million, plus interest, as of December 31, 2005.

In addition, the Company believes it is entitled to tax deductions for supervisory goodwill obtained in several FSLIC assisted transactions. The potential benefit for the deduction of supervisory goodwill approximated $550 million, plus interest, as of December 31, 2005. The Company has filed claims with the IRS related to the supervisory goodwill in the amount of $173 million.

No benefit has been recognized in the Company’s Consolidated Financial Statements for the branching rights and supervisory goodwill contingency items discussed above.

Goodwill Litigation

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act was enacted. Among other things, the Act raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill that could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from the regulatory capital of many savings institutions led them to take actions to replace the lost capital either by issuing new qualifying debt or equity securities or to reduce assets. A number of these institutions and their investors subsequently sued the United States Government (the “U.S. Government”) seeking damages based on breach of contract and other theories (collectively “Goodwill Lawsuits”).

To date, trials have been concluded and opinions have been issued in a number of Goodwill Lawsuits in the United States Court of Federal Claims (“Court of Federal Claims”). Generally, in Goodwill Lawsuits in which these opinions on the merits have been issued by the Court of Federal Claims, either the plaintiff(s), the defendant (U.S. Government), or both the plaintiff(s) and the defendant, have opted to appeal the decision to the United State Court of Appeals for the Federal Circuit (“Court of Appeals”). Typically, following completion of these appeals, one or more parties has petitioned the United States Supreme Court (“U.S. Supreme Court”) for a writ of certiorari, but all such petitions have been denied. Generally, the appeals have resulted in the cases being remanded to the Court of Federal Claims for further trial proceedings.

Home Savings

WMB and Washington Mutual are plaintiffs in the Home Savings goodwill litigation by succession to the rights and claims of Home Savings of America FSB (“Home Savings”) and H.F. Ahmanson & Company (the parent company of Home Savings, “Ahmanson”), respectively, in connection with the merger of Ahmanson with and into Washington Mutual and the merger of Home Savings with and into WMB. Plaintiffs have continued to pursue a favorable outcome in the lawsuit originally filed by Home Savings and Ahmanson in September 1992 against the U.S. Government for damages from the exclusion from regulatory capital of supervisory goodwill resulting from Home Savings’ acquisitions of savings institutions in Florida, Missouri, Texas, Illinois, and Ohio, and of Century Federal Savings of New York, over the period from 1981 to 1985.

In the Home Savings goodwill litigation, plaintiffs alleged breaches of contract as well as certain other claims. Although all claims other than the breach of contract claims were dismissed by the Court of Federal Claims, in May 2001, the Court of Federal Claims held that the U.S. Government was liable in damages for the breaches of contract. However, the Court of Federal Claims held that the U.S. Government was not liable with respect to plaintiffs’ acquisition of four state-insured thrifts in Ohio that were merged into Home Savings in 1985. In September 2003, damages for the breaches of contract were awarded to plaintiffs in the amount of approximately $134 million. No portion of this award had been recorded in the Company’s financial statements as of December 31, 2005.

On appeal from these decisions of the Court of Federal Claims, the Court of Appeals, in a decision issued by a unanimous three judge panel, affirmed the trial court’s award of approximately $134 million in damages and vacated the trial court’s determination that no enforceable contract was formed with respect to the four state-insured thrifts in Ohio. After filing a motion for en banc review of the panel decision, which was denied, the U.S. Government did not attempt to seek further review of the decision by the U.S. Supreme Court, and the case has been returned to the Court of Federal Claims for further proceedings with respect to the state-insured thrifts in Ohio. Before the Court of Federal Claims, plaintiffs have attempted both to secure the Court of Federal Claims’ assistance in order to expedite recovery of the $134 million and to obtain a further judgment to remedy the breach of the contract covering the acquisition of the state-insured thrifts.

First, plaintiffs have filed, and the Court of Federal Claims has granted, a motion seeking to have the award in the amount of approximately $134 million designated a partial final judgment. By letter dated January 25, 2006, the Department of Justice certified the partial judgment for payment by the Federal Deposit Insurance Corporation FSLIC Resolution Fund, and payment was received on February 7, 2006.

Second, on February 22, 2006, the court entered a summary judgment for plaintiffs in the amount of $16 million in regard to the contract covering the acquisition of the state-insured thrifts. The defendant may ask for reconsideration and/or appeal of that judgment.

American Savings Bank, F.A.

In December 1992, American Savings Bank, Keystone Holdings, Inc. and certain related parties brought a lawsuit against the U.S. Government, alleging, among other things, that in connection with the acquisition of American Savings Bank they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone acquisition, the Company succeeded to all of the rights of American Savings Bank, Keystone Holdings and such related parties in such litigation and will receive any recovery from the litigation.

In connection with the Keystone acquisition, the Company placed 8 million shares of its common stock in escrow. Under the terms of the original escrow arrangement, upon receipt of net cash proceeds from a judgment in or settlement of the litigation, all or part of the escrow shares were to be released, 64.9% to investors in Keystone Holdings or their assigns, and 35.1% to the Federal Deposit Insurance Corporation (“FDIC”) as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund or its assigns.

In the third quarter of 2003, the FDIC agreed to sell its contingent interest in the escrow to Escrow Partners, L.P., a partnership owned by investors in Keystone Holdings. In the fourth quarter of 2003, the Company, Keystone Holdings and Escrow Partners agreed to reduce the escrow to six million shares of its common stock, together with the accumulated dividends and interest earned on the cash held in escrow through that date and to extend the expiration date of the escrow to December 20, 2008, subject to certain limited extensions. As a result, in 2003, a total of 12 million shares of common stock were returned to the Company from the escrow together with $73 million in cash. Approximately $68 million of that cash amount represented dividends paid on the returned shares, which included $53 million paid prior to 2003 and $15 million paid during 2003. Also included was approximately $5 million in interest earned on the cash while in escrow.

Bank United Corp.

On October 4, 2004, the U.S. Supreme Court denied a petition for writ of certiorari filed by the Bank United Litigation Trust regarding a September 22, 2003 judgment. WMB’s only interest in this litigation was reimbursement of litigation costs. As a result of the court proceedings, WMB has received partial reimbursement for litigation costs.

Dime Bancorp, Inc.

In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the U.S. Government. Dime Bancorp distributed a Litigation Tracking Warrant™ (an “LTW”) for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMB and the Company. As a result of these mergers, the Company assumed the litigation against the U.S. Government and the LTWs are now, when exercisable, exercisable for shares of the Company’s common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2005. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company’s Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

In a series of decisions issued in 2002, the Court of Federal Claims granted the Company’s summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the U.S. Government’s motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the U.S. Government’s motion for summary judgment with respect to the claim for the Company’s lost profits, but granted the U.S. Government’s motion with respect to the Company’s alternative claims for reliance damages and for the value of the lost supervisory goodwill. A six-week trial on the Company’s lost profits claim was held in June-July 2005, followed by a post-trial briefing which was completed in November 2005. The case now awaits a decision on damages from the trial judge. There can be no assurance or accurate prediction of the timing or the amount of damages that will be awarded by the trial judge. In addition, each of the trial judge’s decisions, including its findings on the U.S. Government’s contract liability and any damages awarded, is subject to appeal.

Litigation is inherently uncertain, and significant uncertainty surrounds the legal issues involved in cases involving supervisory goodwill that underlie the value of the LTWs. The Company cannot accurately predict the timing or amount of any damages, whether the U.S. Government will decide to appeal any of the trial judge’s decisions or the outcome of any appeals. As a result, the Company cannot predict if or when the conditions will be satisfied that will result in holders becoming entitled to exercise their LTWs or the value for which the LTWs will become exercisable.

Comparison of 2004 to 2003

The following discussion and analysis provides a comparison of the Company’s results of operations between 2004 and 2003. Financial tables within the Earnings Performance from Continuing Operations supplement this discussion.

Corporate Results of Operations

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

Noninterest Income

The decrease in total revenue from sales and servicing of home mortgage loans of $587 million, or 30%, from 2003 to 2004 was primarily the result of historical low mortgage interest rates during the first part of 2003 which generated extremely high levels of fixed-rate home loan volume, most of which was the result of refinancing activity. When the industry-wide refinancing boom ended later that year, customer preferences began to shift away from fixed-rate loans to adjustable-rate products. Accordingly, the Company’s fixed-rate home loan volume declined from $270.50 billion in 2003 to $84.10 billion in 2004. Conversely, short-term adjustable-rate loan volume increased from $32.27 billion in 2003 to $70.16 billion in 2004.

The increase in depositor and other retail banking fees in 2003 and 2004 was mostly due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in debit card interchange and ATM-related income.

The increase in losses on extinguishment of borrowings in 2003 and 2004 was due to several securities sold under agreements to repurchase (“repurchase agreements”) with embedded pay-fixed swaps that were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate FHLB advances, resulting in a loss of $90 million. During 2003, the Company restructured certain repurchase agreements containing embedded pay-fixed swaps resulting in a loss of $129 million. Each of these transactions had the immediate effect of reducing the Company’s wholesale borrowing costs.

The decrease in other income from 2003 to 2004 was primarily due to a $100 million fee received from Freddie Mac for swapping certain multi-family loans for 100% of the beneficial interest in those loans in the form of mortgage-backed securities in 2003. In addition, the Company completed the sale of the Ahmanson Ranch property to the Mountains Recreation and Conservation Authority of California for $150 million in the fourth quarter of 2003 which resulted in a gain of $77 million. During 2004 the Company also sold certain commercial loans which resulted in gains of $69 million.

Noninterest Expense

The increase in depositor and other retail banking losses from 2003 to 2004 was largely due to higher levels of overdraft charge-offs, losses from returned deposited checks and a general increase in debit card and check fraud.

The decrease in professional fees from 2003 to 2004 was largely due to a reduction in the use of project consultants.

The decrease in loan expense from 2003 to 2004 was primarily due to an overall reduction in home loan origination volume for the year.

The increase in other expense from 2003 to 2004 was primarily due to lower levels of deferrable consumer and mortgage loan costs, an increase in the accrual for estimated losses related to certain outstanding litigation claims and settlements, higher proprietary mutual funds expense, reinsurance expense and outside services expense.

Operating Segment Results of Operations

Retail Banking and Financial Services Group

The increase in net interest income of $1.15 billion during 2004 was mostly due to higher average balances of home loans and home equity loans and lines of credit. Average home loans increased $23.35 billion, or 27% in 2004, resulting from portfolio growth in short-term adjustable-rate mortgages. Average home equity loans and lines of credit increased $14.70 billion, or 70% in 2004. The increase in noninterest income of $258 million during 2004 was primarily driven by depositor and other retail banking fees that resulted from growth in the number of retail checking accounts, an increase in product fee pricing and higher debit card interchange fees. Noninterest-bearing retail checking accounts increased by approximately 600,000 in 2004. Inter-segment revenue declined by $156 million in 2004 due to lower broker fees received from the Home Loans Group for the origination of mortgage loans, which resulted from the overall decline in refinancing activity during 2004. The increase in noninterest expense of $547 million during 2004 was primarily due to higher employee compensation and benefits expense, occupancy and equipment expense and technology expenses, all of which resulted from expansion of the Group’s distribution network, which included the opening of 250 new retail banking stores in 2004.

Home Loans Group

The decrease in net interest income of $1.14 billion in 2004 was largely driven by a decline in the average balances of loans held for sale and a decline in noninterest-bearing custodial and escrow deposits. This occurred due to a reduction in fixed-rate loan refinancing activity, compared with 2003 when interest rates were at record low levels. Total loan volume in 2004 was $182.21 billion, compared with $374.00 billion in 2003. This decrease was partially offset by lower funding costs. The decrease in noninterest income of $698 million in 2004 was mostly due to lower revenue from sales and servicing of home mortgage loans resulting from lower gain on sale of mortgage loans. The decline of inter-segment expense of $156 million in 2004 resulted from lower broker fees paid to the Retail Banking and Financial Services Group for their origination of mortgage loans. Those originations declined in 2004 as a result of the overall decline in refinancing activity, compared with 2003. The decrease in noninterest expense in 2004 was primarily due to lower occupancy and equipment, technology and compensation expenses resulting from the Company’s cost containment initiative and includes the consolidation of various locations and functions, the conversion to a single loan servicing platform and headcount reductions, which decreased to 13,838 at December 31, 2004 from 22,287 at December 31, 2003.

Commercial Group

Net interest income was flat in 2004, compared with 2003, as average loan balances increased by approximately $3.19 billion, or 9% resulting from a shift in product mix towards short-term adjustable-rate and hybrid loans, partially offset by a decrease in investment securities interest income due to sales in 2003. The decrease in the provision for loan and lease losses of $58 million in 2004 was driven by stronger credit performance. During the fourth quarter of 2003 the Company achieved a significant improvement in the risk profile of its loan portfolio by entering into sales transactions to dispose of its franchise finance loan portfolio. These sales led to lower actual charge-offs during 2004 and declining expected charge-off rates for the remaining portfolio of commercial and multi-family loans. The decrease in noninterest income of $149 million in 2004 was substantially due to transactions occurring in the second half of 2003 that resulted in a gain of $68 million recognized from the sale of mortgage-backed securities and a fee of $100 million received as consideration for swapping approximately $6 billion of multi-family loans with Freddie Mac. Noninterest expense increased by $83 million in 2004 primarily due to higher employee compensation and benefits expense and occupancy and equipment expense resulting from increased headcount in Long Beach Mortgage Company.

Corporate Support/Treasury and Other

The increase in net interest expense of $602 million during 2004 was primarily driven by declining average balances of investment securities. The average balances of investment securities declined by $11.98 billion, or 40% in 2004, reflecting the sale of higher yielding securities during that period. The impact of changes in funds transfer pricing rates on Treasury’s operations in 2004, compared with 2003 also contributed to the increase in net interest expense, as lower transfer pricing rates were charged to the segments for the funding of loans. The lower rates were the result of the shift in the balance sheet towards assets with shorter repricing frequencies during 2004. The increase in net interest expense during 2004 was partially offset by a 12% decrease in the average rate paid on interest-bearing liabilities, reflecting the lower interest rate environment that existed during the first half of 2004. The decrease in noninterest income of $793 million in 2004, compared with 2003, was mostly due to gains realized during 2003 from the sale of available-for-sale securities and losses of $237 million from the early termination of certain wholesale borrowings with embedded pay-fixed interest rate swaps during 2004. Noninterest expense was flat in 2004, compared with 2003, as this segment incurred technology-related and restructuring charges resulting from the Company’s cost containment initiative, which began in the fourth quarter of 2003. All such charges incurred from this initiative, which amounted to $274 million in 2004, are charged to this unit. The ensuing decline in headcount in 2004, which resulted from the cost containment initiative, substantially offset the increase. The headcount reductions occurred primarily within the Company’s technology support operations.

Financial Statements and Supplementary Data

For financial statements, see Index to Consolidated Financial Statements on page 87.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Other Information

None.

PART III

Items 10, 11, 12, 13 and 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held April 18, 2006, except Item 12, “Equity Compensation Plans Information,” which is disclosed below. Certain information regarding the Company’s executive officers is set forth in “Business – Executive Officers.”

Equity Compensation Plans Information

The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of December 31, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (in dollars)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,862,106	$35.86	26,918,887	(2)(3)(4)
Equity compensation plans not approved by security holders	4,869,410 (1)	36.59 (1)	4,142,476	(5)
Total	41,731,516	35.94	31,061,363

(1)      Represents WAMU Shares Stock Option Plan grants approved by the Company’s Board of Directors. Does not include stock options that were assumed in connection with the Company’s acquisition of certain companies. The assumed options are for the purchase of 8,217,386 shares of Common Stock and have a weighted-average exercise price of $51.98 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.

(2)      Includes 2,333,097 shares of Common Stock remaining available for purchase under the Company’s Amended and Restated 2002 Employee Stock Purchase Plan and 22,948,093 shares of Common Stock remaining available for issuance under the 2003 Equity Incentive Plan (“2003 EIP”).

(3)      The 2003 EIP provides that each of the Company’s nonemployee directors may receive stock grants or awards at the recommendation of the Governance Committee. See Note 19 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plans.”

(4)      Under the Company’s 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 19 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plans.”

(5)      Includes shares cancelled and available for issuance under the WAMU Shares Stock Option Plans.

Non-Shareholder Approved Plans

WAMU Shares Stock Option Plans

From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees. The grants have been made pursuant to a series of plans, collectively known as “WAMU Shares.” In 1997, the Board of Directors approved a plan under which eligible employees were granted nonqualified options to purchase the Company’s common stock. On December 15, 1998, the Board adopted a new plan to grant additional nonqualified stock options to eligible employees (“1999 WAMU Shares”). On February 13, 2001, the Board adopted a third plan and granted nonqualified options to eligible employees (“2001 WAMU Shares”). On September 17, 2002, the Board amended the 2001 WAMU Shares Plan to provide for an additional grant of nonqualified options to eligible employees effective September 3, 2002. The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares Plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual’s common stock on designated dates, and all options vest one to three years after the award date and expire five to ten years from the award date.

PART IV

Exhibits, Financial Statement Schedules

(a)           (1)   Financial Statements

See Index to Consolidated Financial Statements on page 87.

(2)   Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)          Exhibits:

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER
Kerry K. Killinger Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 15, 2006.

/s/ KERRY K. KILLINGER	/s/ THOMAS W. CASEY
Kerry K. Killinger Chairman and Chief Executive Officer; Director (Principal Executive Officer)	Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ANNE V. FARRELL	/s/ JOHN F. WOODS
Anne V. Farrell Director	John F. Woods Senior Vice President and Controller (Principal Accounting Officer)
/s/ STEPHEN E. FRANK	/s/ MARY E. PUGH
Stephen E. Frank Director	Mary E. Pugh Director
/s/ THOMAS C. LEPPERT	/s/ WILLIAM G. REED, JR.
Thomas C. Leppert Director	William G. Reed, Jr. Director
/s/ CHARLES LILLIS	/s/ ORIN C. SMITH
Charles Lillis Director	Orin C. Smith Director
/s/ PHILLIP D. MATTHEWS	/s/ JAMES H. STEVER
Phillip D. Matthews Director	James H. Stever Director
/s/ MICHAEL K. MURPHY	/s/ WILLIS B. WOOD, JR.
Michael K. Murphy Director	Willis B. Wood, Jr. Director
/s/ MARGARET OSMER MCQUADE
Margaret Osmer McQuade Director

Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of Washington Mutual, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets. The Company’s internal control structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 89.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Washington Mutual, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements as of and for the year ended December 31, 2005 of the Company, and our report dated March 8, 2006, expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.

We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington
March 8, 2006

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$2,382	$1,472	$2,501
Loans held in portfolio	11,507	8,825	7,668
Available-for-sale securities	998	764	1,738
Trading assets	469	151	84
Other interest and dividend income	232	138	172
Total interest income	15,588	11,350	12,163
Interest Expense
Deposits	3,728	2,043	2,165
Borrowings	3,974	2,191	2,369
Total interest expense	7,702	4,234	4,534
Net interest income	7,886	7,116	7,629
Provision for loan and lease losses	316	209	42
Net interest income after provision for loan and lease losses	7,570	6,907	7,587
Noninterest Income
Revenue from sales and servicing of home mortgage loans	2,030	1,387	1,974
Revenue from sales and servicing of consumer loans	413	4	3
Depositor and other retail banking fees	2,193	1,999	1,818
Credit card fees	139	–	–
Securities fees and commissions	448	426	395
Insurance income	172	226	188
Portfolio loan related income	387	401	439
Trading assets income (loss)	(257)	89	116
Gain (loss) from other available-for-sale securities	(84)	50	676
Gain (loss) on extinguishment of borrowings	1	(237)	(129)
Other income	296	267	370
Total noninterest income	5,738	4,612	5,850
Noninterest Expense
Compensation and benefits	3,737	3,428	3,304
Occupancy and equipment	1,523	1,659	1,592
Telecommunications and outsourced information services	450	479	554
Depositor and other retail banking losses	226	195	154
Advertising and promotion	327	276	278
Professional fees	182	158	267
Other expense	1,425	1,340	1,259
Total noninterest expense	7,870	7,535	7,408
Income from continuing operations before income taxes	5,438	3,984	6,029
Income taxes	2,006	1,505	2,236
Income from continuing operations, net of taxes	3,432	2,479	3,793

(The Consolidated Statements of Income are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Continued from the previous page.)

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Discontinued Operations
Income (loss) from discontinued operations before income taxes	–	(32)	137
Gain on disposition of discontinued operations	–	676	–
Income taxes	–	245	50
Income from discontinued operations, net of taxes	–	399	87
Net Income	$3,432	$2,878	$3,880
Basic earnings per common share:
Income from continuing operations	$3.84	$2.88	$4.20
Income from discontinued operations, net	–	0.46	0.09
Net Income	3.84	3.34	4.29
Diluted earnings per common share:
Income from continuing operations	$3.73	$2.81	$4.12
Income from discontinued operations, net	–	0.45	0.09
Net Income	3.73	3.26	4.21
Dividends declared per common share	1.90	1.74	1.40
Basic weighted average number of common shares outstanding (in thousands)	894,434	862,215	903,666
Diluted weighted average number of common shares outstanding (in thousands)	919,238	884,050	921,757

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
	(dollars in millions)
Assets
Cash and cash equivalents	$6,214	$4,455
Federal funds sold and securities purchased under agreements to resell	2,137	82
Trading assets (including securities pledged of $3,281 and $2,458)	10,999	5,588
Available-for-sale securities, total amortized cost of $24,810 and $19,047:
Mortgage-backed securities (including securities pledged of $3,950 and $5,716)	20,648	14,923
Investment securities (including securities pledged of $2,773 and $3,344)	4,011	4,296
Total available-for-sale securities	24,659	19,219
Loans held for sale	33,582	42,743
Loans held in portfolio	229,632	207,071
Allowance for loan and lease losses	(1,695)	(1,301)
Total loans held in portfolio, net of allowance for loan and lease losses	227,937	205,770
Investment in Federal Home Loan Banks	4,257	4,059
Mortgage servicing rights	8,041	5,906
Goodwill	8,298	6,196
Other assets	17,715	13,900
Total assets	$343,839	$307,918
Liabilities
Deposits:
Noninterest-bearing deposits	$34,014	$32,780
Interest-bearing deposits	159,153	140,878
Total deposits	193,167	173,658
Federal funds purchased and commercial paper	7,081	4,045
Securities sold under agreements to repurchase	15,532	15,944
Advances from Federal Home Loan Banks	68,771	70,074
Other borrowings	23,777	18,498
Other liabilities	7,895	4,473
Total liabilities	316,223	286,692
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 993,913,800 and 874,261,898 shares issued and outstanding	–	–
Capital surplus – common stock	8,176	3,350
Accumulated other comprehensive loss	(235)	(76)
Retained earnings	19,675	17,952
Total stockholders’ equity	27,616	21,226
Total liabilities and stockholders’ equity	$343,839	$307,918

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2002	944.0	$5,961	$175	$13,925	$20,061
Comprehensive income:
Net income – 2003	–	–	–	3,880	3,880
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(965)	–	(965)
Net unrealized gain from cash flow hedging instruments	–	–	270	–	270
Minimum pension liability adjustment	–	–	(4)	–	(4)
Total comprehensive income					3,181
Cash dividends declared on common stock	–	–	–	(1,274)	(1,274)
Cash dividends returned(1)	–	–	–	53	53
Common stock repurchased and retired	(65.9)	(2,699)	–	–	(2,699)
Common stock returned from escrow	(12.0)	–	–	–	–
Common stock issued	14.9	420	–	–	420
BALANCE, December 31, 2003	881.0	3,682	(524)	16,584	19,742
Comprehensive income:
Net income – 2004	–	–	–	2,878	2,878
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	198	–	198
Net unrealized gain from cash flow hedging instruments	–	–	256	–	256
Minimum pension liability adjustment	–	–	(6)	–	(6)
Total comprehensive income					3,326
Cash dividends declared on common stock	–	–	–	(1,510)	(1,510)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	9.4	380	–	–	380
BALANCE, December 31, 2004	874.3	3,350	(76)	17,952	21,226
Comprehensive income:
Net income – 2005	–	–	–	3,432	3,432
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(198)	–	(198)
Net unrealized gain from cash flow hedging instruments	–	–	40	–	40
Minimum pension liability adjustment	–	–	(1)	–	(1)
Total comprehensive income					3,273
Cash dividends declared on common stock	–	–	–	(1,709)	(1,709)
Common stock repurchased and retired	(23.8)	(921)	–	–	(921)
Common stock issued for acquisition	127.0	5,030	–	–	5,030
Fair value of Providian stock options	–	140	–	–	140
Common stock issued	16.4	577	–	–	577
BALANCE, December 31, 2005	993.9	$8,176	$(235)	$19,675	$27,616

(1)         Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Cash Flows from Operating Activities
Net income	$3,432	$2,878	$3,880
Income from discontinued operations, net of taxes	–	(399)	(87)
Income from continuing operations	3,432	2,479	3,793
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities:
Provision for loan and lease losses	316	209	42
Gain from mortgage loans	(807)	(649)	(1,250)
Gain from credit card loans	(103)	–	–
Loss (gain) from available-for-sale securities	41	(52)	(996)
(Gain) loss on extinguishment of borrowings	(1)	237	129
Depreciation and amortization	2,656	3,169	3,864
Provision for mortgage servicing rights (reversal) impairment	(944)	466	(712)
Stock dividends from Federal Home Loan Banks	(146)	(40)	(113)
Deferred interest income from option adjustable-rate mortgages	(316)	(19)	(7)
Origination and purchases of loans held for sale, net of principal payments	(165,424)	(148,332)	(315,106)
Proceeds from sales of loans held for sale	166,997	127,429	323,570
Net increase in trading assets	(3,227)	(4,176)	(1,045)
(Increase) decrease in other assets	(4,087)	624	(63)
Increase (decrease) in other liabilities	3,378	(1,060)	(1,038)
Net cash provided (used) by operating activities	1,765	(19,715)	11,068
Cash Flows from Investing Activities
Purchases of securities	(22,501)	(5,586)	(41,052)
Proceeds from sales and maturities of mortgage-backed securities	9,558	2,149	12,740
Proceeds from sales and maturities of other available-for-sale securities	6,697	22,151	28,425
Principal payments on securities	3,571	3,306	9,422
Purchases of Federal Home Loan Bank stock	(163)	(1,742)	(336)
Redemption of Federal Home Loan Bank stock	111	1,185	719
Proceeds from sale of mortgage servicing rights	–	–	638
Origination and purchases of loans held in portfolio	(99,820)	(120,012)	(114,828)
Principal payments on loans held in portfolio	89,437	80,704	83,822
Proceeds from sales of loans held in portfolio	940	844	1,429
Proceeds from sales of foreclosed assets	413	453	479
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(1,718)	(63)	1,996
Net cash used for acquisitions	(536)	–	–
Purchases of premises and equipment, net	(607)	(585)	(1,053)
Proceeds from sale of real estate held for investment	–	–	149
Proceeds from sale of discontinued operations, net of cash sold	–	1,223	–
Net cash used by investing activities	(14,618)	(15,973)	(17,450)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(The Consolidated Statements of Cash Flows are continued on the next page.)

(Continued from the previous page.)

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Cash Flows from Financing Activities
Increase (decrease) in deposits	10,911	20,477	(2,335)
(Decrease) increase in short-term borrowings	(1,156)	(4,530)	17,440
Proceeds from long-term borrowings	18,782	5,664	10,761
Repayments of long-term borrowings	(10,397)	(8,234)	(13,087)
Proceeds from advances from Federal Home Loan Banks	71,701	89,837	91,973
Repayments of advances from Federal Home Loan Banks	(73,000)	(68,177)	(94,885)
Cash dividends paid on common stock	(1,709)	(1,510)	(1,274)
Cash dividends returned	–	–	68
Repurchase of common stock	(921)	(712)	(2,699)
Other	401	310	354
Net cash provided by financing activities	14,612	33,125	6,316
Increase (decrease) in cash and cash equivalents	1,759	(2,563)	(66)
Cash and cash equivalents, beginning of year	4,455	7,018	7,084
Cash and cash equivalents, end of year	$6,214	$4,455	$7,018
Noncash Activities
Loans exchanged for available-for-sale mortgage-backed securities	$1,366	$4,712	$2,854
Real estate acquired through foreclosure	429	408	479
Loans transferred from (to) held for sale to (from) held in portfolio, net	4,962	(5,996)	2,165
Common stock issued for acquisition	5,030	–	–
Cash Paid During the Year For
Interest on deposits	3,555	1,991	2,193
Interest on borrowings	3,668	2,186	2,427
Income taxes	1,586	2,593	2,829

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

Washington Mutual, Inc. (together with its subsidiaries, “Washington Mutual” or the “Company”) is a financial services company committed to serving consumers and small businesses. The Company accepts deposits from the general public, originates, purchases, services and sells home loans, makes consumer (predominantly credit card), home equity and commercial real estate loans (primarily loans secured by multi-family properties), and, to a lesser extent, engages in certain commercial banking activities such as providing credit facilities and cash management and deposit services. The Company also originates, purchases from correspondents, sells and services home loans to subprime borrowers. The Company also markets annuities and other insurance products, offers securities brokerage services and acts as the investment advisor to, and the distributor of, mutual funds.

The Consolidated Financial Statements include the accounts of Washington Mutual, Inc. and its majority-owned subsidiaries as well as those entities which are considered to be variable interest entities in which the Company is the primary beneficiary. Investments in unconsolidated entities are accounted for using the equity method of accounting when the Company has the ability to exercise significant influence over the operations of the investee (which generally occurs when the Company holds at least 20% of the investee’s voting common stock). Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and the Company’s share of income or loss is recorded in other noninterest income.

The Company’s financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in prior periods have been reclassified to conform with the current period’s presentation. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets and the allowance for loan and lease losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with an initial maturity of three months or less.

Trading Assets

Securities that are acquired principally for the purpose of resale and certain retained interests arising from securitization activities are classified as trading assets. Such assets are carried at fair value, and realized and unrealized gains and losses are recorded in the trading assets income (loss) line item within noninterest income.

Securities

Securities not classified as held to maturity or trading are considered to be available-for-sale and are reported at their fair value, with unrealized gains and losses calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income. Realized gains and losses on the sale of these securities are determined using the specific identification method and are currently recorded in noninterest income. Securities are classified as held to maturity only if the Company has the positive intent and ability to hold those securities to maturity. Currently the Company does not classify any securities as held to maturity, although it may elect to do so in the future.

For most of the Company’s investments in securities, interest income is recognized using the interest method. Deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income over the estimated lives of the securities. The Company uses contractual payment terms to determine the constant yield needed to apply the interest method.

For certain of the Company’s investments, including those classified as trading, interest income is recognized using a prospective interest method in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The Company specifically applies such guidance to beneficial interests (including undivided interests which are similar to beneficial interests) in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that the Company may not recover substantially all of its recorded investment (such as interest-only strips) or (b) are not of high credit quality at the acquisition date. EITF No. 99-20 requires that the Company recognize as interest income (throughout the life of a retained interest) the excess of all estimated cash flows attributable to these interests over its principal amount using the effective yield method. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.

The Company monitors its available-for-sale investment portfolio for impairment. The Company considers many factors in determining whether the impairment is deemed to be other-than-temporary, including but not limited to the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings. Other-than-temporary declines in fair value are recognized in the income statement as losses from other available-for-sale securities.

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or fair value and include loans originated or purchased from correspondent lenders that the Company intends to sell in the secondary market. Direct loan origination costs or fees, discounts and premiums, are deferred at origination of the loan. For credit card loans, the amount classified as held for sale is estimated based on expected future sale activity. The Company enters into various interest rate contracts to manage interest rate risk associated with loans held for sale. For those loans that qualify for fair value hedge accounting under Statement of Financial Accounting Standards (“Statement”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, changes in the fair value of the loans are recognized in earnings in the period of change together with the offsetting change in fair value related to the hedging derivative.

Loans Held in Portfolio

Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees, discounts and premiums are amortized over the contractual term of the loan, adjusted for actual prepayments, using the interest method, except credit card loans which are amortized using the straight line method over one year. The Company uses contractual payment terms to determine the constant yield needed to apply the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest method. As part of the Company’s management of loans held in portfolio, the Company will occasionally transfer loans from held in portfolio to held for sale. The process for identifying such loans includes evaluating credit quality and determining if the loan yield continues to be in alignment with the Company’s risk-adjusted return on equity targets. Upon transfer, the cost basis of those loans is reduced by the amount of the loan loss allowance allocable to the transferred loans, and the loans are accounted for at the lower of cost or fair value, with any subsequent declines in fair value below their cost basis recorded as a reduction in the gain on sale of the loans.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. The allowance provides for incurred losses that are inherent in the loan portfolio. Losses are recognized when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated.

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

The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit, purchased subprime loans and credit card loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data.

Non-homogeneous loans (such as multi-family and non-residential real estate loans) are individually reviewed and assigned a risk grade. The loans are then categorized by their risk grade into pools with each pool having a loss factor commensurate with the applicable level of estimated risk. Loss factors are then multiplied by the unpaid principal balance of loans in each pool to determine the allocated allowance applicable to that pool.

The Company also evaluates certain loans on an individual basis for impairment (as defined by Statement No. 114, Accounting by Creditors for Impairment of a Loan) and records an allowance for impaired loans as appropriate. Such loans are excluded from other loan loss analyses so as to avoid double counting the loss exposure.

The unallocated component of the allowance reflects management’s assessment of various risk factors that are not adequately reflected in the models used to determine the allocated component of the allowance. These factors include general economic and business conditions specific to the key lending products and markets of the Company, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement.

Impaired Loans

Loans, other than those included in homogeneous portfolios, are considered impaired when it is probable that the Company will be unable to collect all amounts past due, including interest payments. For loans that are determined to be impaired, the amount of impairment is measured by a discounted cash flow analysis, using the loan’s effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, will be used in place of discounted cash flows. In estimating the fair value of collateral, the Company evaluates various factors, such as occupancy and rental rates in the relevant real estate markets.

Reserve for Contingent Credit Risk Liabilities

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan.

In 2004 and 2005, the Company’s Long Beach Mortgage Company subsidiary engaged in whole loan sale transactions of originated subprime loans in which it agreed to repurchase from the investor each “early payment default” loan at a price equal to the loan’s face value plus the amount of any premium paid by the investor. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value.

Reserves are established for the Company’s exposure to these contingent credit risk liabilities in the aforementioned circumstances when it becomes probable that a loss has been incurred and the amount can be reasonably estimated. Throughout the life of these contingent credit risk liabilities, the Company may learn of additional information that can affect the assessment of loss probability or the estimation of the amounts involved. Changes in these assessments can lead to significant changes in the recorded reserves. Contingent credit risk liabilities are recorded within other liabilities on the Consolidated Statements of Financial Condition, and losses are recorded on the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

Nonaccrual Loans

Loans for which interest is not being accrued are referred to as loans on nonaccrual status. Mortgage loans are generally placed on nonaccrual status when they are 90 days past due. Home loans secured by real estate, including home equity loans and lines of credit, are written down to the fair value of the underlying collateral (less projected cost to sell) when they are 180 days past due. Additionally, mortgage

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans in non-homogeneous portfolios, such as commercial real estate loans, are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed.

Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due. When it is considered probable that certain amounts of interest that are accrued during the delinquency period are not collectible, a reserve for uncollectible interest is established. This reserve is recorded as a separate liability and changes to this reserve are recorded in interest income. For loans which the customer has remitted three timely payments for at least the minimum payment amount, or has remitted one payment that is equivalent to at least three minimum payments, the aging of the loan is returned to current status.

Loans in homogeneous portfolios are returned to accrual status when the borrower brings the loan to less than 30 days past due. Additionally, loans in the non-homogeneous portfolio are returned to accrual status when, in management’s opinion, projected cash proceeds are sufficient to repay both principal and interest.

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

Generally, restructured loans in the non-homogeneous portfolios remain on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower will be able to comply with the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Foreclosed Assets

Foreclosed assets are accounted for at the lower of fair value (less estimated costs to sell) or cost. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for sale of the property.

Investment in Federal Home Loan Banks

The Company’s investment in the stock of the Federal Home Loan Banks (“FHLBs”) is carried at cost since it is not a readily marketable security. Periodically and as conditions warrant, the Company reviews its investment in FHLB stock for impairment and adjusts the carrying value if the investment is determined to be impaired.

Derivatives and Hedging Activities

Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. They may be privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans, mortgage-related securities and debt securities, or they may be standardized contracts executed through organized exchanges. All derivatives are reported at their fair value on the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company enters into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).

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

When applying the principles of fair value or cash flow hedge accounting as prescribed by Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company uses standard statistical methods of correlation to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133, as amended, criteria for a highly effective hedge accounting relationship. For certain types of hedge relationships meeting specific criteria, Statement No. 133’s “shortcut” method provides for an assumption of zero ineffectiveness. Under the shortcut method, the periodic assessment of effectiveness is not required, and the entire change in the fair value of the hedging derivative is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged item. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings and available-for-sale investment securities. When applying this method, all of the critical terms of the interest rate swaps and the hedged items are documented at the inception of the hedging relationship.

Risk management derivatives are used as economic hedges in which the Company either has not attempted to achieve, or has attempted but did not achieve, the highly effective hedge accounting standard under Statement No. 133, as amended. The changes in fair value of these instruments are recorded in revenue from sales and servicing of home mortgage loans if the derivatives are home loan mortgage banking related or are recorded in other income for derivatives related to other types of asset/liability interest rate risk management.

The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items.

The Company discontinues hedge accounting when (1) it determines that the derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value or cash flow hedge; or (4) it is not probable that the forecasted transaction will occur by the end of the originally specified time period.

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

When hedge accounting is discontinued because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold, terminated or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings.

The Company occasionally enters into contracts that contain an embedded derivative instrument. At inception of the contract, the Company determines whether such an embedded derivative instrument is required to be accounted for separately from its host contract. Under Statement No. 133, as amended, an embedded derivative instrument must be separated from its host contract and accounted for separately if it is determined the instrument is not clearly and closely related to the host contract; the host contract is not currently measured at fair value with changes in fair value reported in earnings; and the embedded derivative instrument separately would qualify as a derivative instrument. As of December 31, 2005, 2004 and 2003, the Company’s embedded derivatives were considered clearly and closely related to the host contracts and therefore were not required to be separated from their host contracts.

When the Company securitizes loans, it may attach a derivative financial instrument to partly, but not excessively, counteract interest rate risk associated with those securitized loans. It is the Company’s general practice to sell its beneficial interests in such securitized loans to parties other than itself, its affiliates, or its agents upon securitization and to forgo its rights, if any, to the cash flows that it is otherwise entitled to receive from the attached derivative.

The Company enters into commitments to originate loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The Company also enters into commitments to purchase mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes generally qualify as derivatives. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, in other assets or other liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. The amount of the expected servicing rights is not included when determining the fair value of interest rate lock commitments that are derivatives. Both rate lock and purchase commitments expose the Company to interest rate risk. The Company manages that risk by entering into various interest rate derivative contracts. The changes in fair value of these contracts are reported in revenue from sales and servicing of home mortgage loans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfers and Servicing of Financial Assets

Washington Mutual securitizes, sells and services interests in residential home loans, credit card loans and commercial real estate loans. When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, or other interests, all of which are considered retained interests in the securitized assets. Gain on sale of the assets depends, in part, on the Company’s allocation of the previous carrying amount of the assets sold to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the interests retained.

Quoted market prices, if available, are used to obtain fair values of senior, subordinated, residual and other retained interests. Generally, quoted market prices for subordinated and residual interests are not available; therefore, the Company estimates the fair values based upon the present value of the associated expected future cash flows or observed transactions for other retained interests with similar characteristics. In determining the fair value of subordinated and residual interests based on future cash flows, management is required to make assumptions about expected prepayment rates, discount rates, expected credit losses and other factors that impact the value of retained interests. See Notes 5 and 6 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities.”

The fair value of mortgage servicing rights (“MSR”) is determined by reference to internally developed estimates of fair value primarily based on the following characteristics:

•       Product type (i.e., conventional, government, balloon)

•       Fixed or adjustable rate of interest

•       Interest rate

•       Term (i.e., 15 or 30 years)

The Company records MSR when the expected future cash flows from servicing are projected to be more than adequate compensation for such services. Adequate compensation refers to the condition that exists when a mortgage servicer is able to make a level of profit that is considered reasonable by secondary market participants. The projected cash flows that exceed this adequate compensation level are capitalized as MSR. The Company has determined that the contractual servicing fee for credit card loans represents adequate compensation and therefore does not recognize a servicing asset or liability in connection with the securitization of these loans.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, as of April 1, 2004 to most of its MSR. Applying fair value hedge accounting to the MSR allows for the changes in fair value of the hedging derivatives to be netted against the changes in fair value of the hedged MSR, if the hedge relationship is determined to be highly effective. The portion of the MSR in which the hedging relationship is determined not to be highly effective, as well as the portion in which the Company did not attempt to achieve fair value hedge accounting treatment, is accounted for at the lower of cost or fair value. Under lower of cost or fair value accounting, impairment is recognized through a valuation allowance for each individual stratum. The valuation allowance is adjusted for impairment to reflect the amount, if any, by which the cost basis of the MSR for a given stratum exceeds its fair value. Unlike fair value hedge accounting, any fair value in excess of the cost basis of MSR for a given stratum is not recognized. Ineffectiveness from fair value hedge accounting adjustments applied to the MSR as well as any provision for impairment or reversal of such provision recognized on the MSR that are accounted for at the lower of cost or fair value are reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

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

Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the value at which the MSR could be sold in the open market as of the valuation date. The most important assumptions used in the MSR valuation model are the anticipated rate of loan prepayments and discount rates. Other assumptions such as the cost to service the underlying loans, foreclosure costs and ancillary income are also used in determining the value of the MSR.

All assumptions are based on standards used by market participants in valuing MSR. The reasonableness of these assumptions is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the servicing portfolio are obtained periodically, but not less

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value estimates.

Premises and Equipment

Buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years. The lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances in the business activities related to these assets indicate that such activities may not generate enough income to recover the asset’s carrying value. Impairment is measured by the amount of which the carrying value exceeds its fair value.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets include purchased credit card relationships, core deposits and other finite-life intangible assets; these assets are amortized over their estimated useful lives ranging from 2-10 years. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if the presence of certain circumstances indicates that impairment may have occurred. Impairment testing is also performed periodically on amortizing intangible assets. Other intangible assets are classified as other assets on the Consolidated Statements of Financial Condition.

Securities Sold Under Agreements to Repurchase

The Company pledges certain financial instruments it owns to collateralize the sales of securities that are subject to an obligation to repurchase the same or similar securities (“repurchase agreements”). Under these arrangements, the Company transfers the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the securities underlying the agreements remain in the respective asset accounts.

Stock-Based Compensation

In accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. For such awards, fair value is estimated using a  binomial model, with compensation expense recognized in earnings over the required service period. Stock-based awards granted prior to January 1, 2003, and not modified after December 31, 2002, continued to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees through December 31, 2005.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company’s net

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income attributable to common stock and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions, except per share amounts)
Net income attributable to common stock	$3,432	$2,878	$3,880
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	99	68	56
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(123)	(113)	(127)
Pro forma net income attributable to common stock	$3,408	$2,833	$3,809
Net income per common share:
Basic:
As reported	$3.84	$3.34	$4.29
Pro forma	3.81	3.29	4.21
Diluted:
As reported	3.73	3.26	4.21
Pro forma	3.71	3.21	4.13

In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption have fully vested as of December 31, 2005, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The comprehensive deferred tax provision for the year is equal to the change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that the change is enacted.

For tax reporting purposes, the Company reports income and expenses using the accrual method of accounting and files a consolidated tax return on that basis as well. The Company’s federal tax filings generally include all subsidiaries.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share

Earnings per share are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common share equivalents, such as stock options.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005, with early application encouraged. The adoption of FIN 47 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring after the second quarter of 2005. The adoption of Statement No. 153 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In November 2005, the FASB issued FSP FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140. This FSP clarifies that the requirements of paragraphs 40(b) and 40(c) must be met only at the date a qualified special purpose-entity (“QSPE”) issues beneficial interests or when a passive derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. This FSP is effective as of November 9, 2005. The guidance regarding unexpected events is applied prospectively to all qualifying QSPEs for unexpected events that occur after the FSP’s effective date. The guidance regarding a transferor’s purchases of beneficial interests from outside parties is effective as of November 9, 2005, for such purchases and for transferors’ previous purchases that were consistent with the guidance in this FSP. The adoption of FSP FAS 140-2 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses their circumstances in which the terms of loan products give rise to a concentration of credit risk as used in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. Possible shared characteristics on which significant concentrations may be determined include, but are not limited to, borrowers subject to significant payment increases, loans with terms that permit negative amortization, and loans with high loan-to-value ratios. An entity should consider AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties, for guidance on disclosure requirements as well as other existing effective literature. The guidance is effective as of December 31, 2005; accordingly, the Company applied this guidance to the development of its loan portfolio disclosure in Note 4 to the Consolidated Financial Statements.

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In December 2004, the FASB issued a revised version of the original Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R, Share-Based Payment, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. The Company will prospectively apply Statement No. 123R to its financial statements as of January 1, 2006. However, as the Company has already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption have fully vested as of December 31, 2005, Statement No. 123R will not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principles to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not expect the application of this Statement to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This Statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also allows a qualifying special purpose entity

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to hold a derivative financial instrument that pertains to a beneficial interest. Statement No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Note 2: Business Combinations

To broaden the Company’s array of retail banking products and services, the Company acquired 100 percent of the outstanding stock of Providian Financial Corporation (“Merger”) on October 1, 2005 for a total purchase price of approximately $5.8 billion, which included approximately $635 million of cash and approximately 127 million shares of Washington Mutual common stock valued at $39.60 per share. For each share of Providian common stock, Providian stockholders received .4005 shares of Washington Mutual common stock and $2.00 in cash. For purposes of this Merger, the Company’s common stock was valued based upon its average price for a 3-day trading period from September 28-30, 2005. This Merger was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations.  Accordingly, the purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Merger date, with the difference between the purchase price and the fair value of the net assets acquired recorded as goodwill. Results of operations for the business combination are included from the date of acquisition.

The purchase price and the fair value of the net assets acquired in the Merger were as follows:

October 1, 2005
(in millions)
Purchase price	$5,806
Fair value of net assets acquired:
Assets:
Cash	99
Federal funds sold	337
Trading assets	1,608
Available-for-sale securities	2,390
Loans held in portfolio, net of allowance for loan and lease losses	8,164
Other intangible assets	560
Other assets	793
Liabilities:
Deposits	(8,598)
Borrowings	(924)
Other liabilities	(727)
Fair value of net assets acquired	3,702
Estimated goodwill resulting from acquisition	$2,104

Other intangible assets are substantially comprised of purchased credit card relationship intangibles with an estimated useful life of ten years. The amount of goodwill recorded, as well as the estimated fair values assigned to the assets acquired and liabilities assumed, may change as certain estimates are finalized. None of the goodwill is expected to be deductible for tax purposes.

The unaudited pro forma combined amounts presented below give effect to the Merger with Providian as if it had been consummated at the beginning of each period. The unaudited pro forma

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information is not necessarily indicative of the results of operations that would have resulted had the Merger been completed at the beginning of the applicable period presented, nor is it necessarily indicative of the results of operations in future periods.

	Year Ended December 31,
	2005	2004
	(in millions, except per share amounts)
Net interest income	$8,361	$7,618
Provision for loan and lease losses	741	726
Noninterest income	6,996	6,217
Noninterest expense	8,719	8,683
Income from continuing operations before income taxes	5,897	4,426
Income taxes	2,128	1,629
Income from continuing operations, net of taxes	3,769	2,797
Income from discontinued operations, net of taxes	–	399
Net income	3,769	3,196
Weighted average number of common shares outstanding (in thousands)
Basic	989,457	989,260
Diluted	1,014,261	1,011,095
Net income per common share
Basic	$3.81	$3.23
Diluted	3.72	3.16

Note 3: Securities

The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value of securities as of the dates indicated. As of the years ended 2005, 2004 and 2003, there were no securities classified as held to maturity.

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private issue	6,633	18	(84)	6,567
Total mortgage-backed securities	20,771	73	(196)	20,648
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
Other debt securities	988	12	(4)	996
Equity securities	93	2	(1)	94
Total investment securities	4,039	14	(42)	4,011
Total available-for-sale securities	$24,810	$87	$(238)	$24,659

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$–	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728
Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	–	(18)	976
Agency	2,796	36	(4)	2,828
Other debt securities	373	18	–	391
Equity securities	95	7	(1)	101
Total investment securities	4,258	61	(23)	4,296
Total available-for-sale securities	$19,047	$221	$(49)	$19,219

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$117	$–	$–	$117
Agency	8,570	140	(26)	8,684
Private issue	1,849	46	(1)	1,894
Total mortgage-backed securities	10,536	186	(27)	10,695
Investment securities:
U.S. Government	18,950	–	(294)	18,656
Agency	7,000	5	(46)	6,959
Other debt securities	247	17	(2)	262
Equity securities	125	11	(1)	135
Total investment securities	26,322	33	(343)	26,012
Total available-for-sale securities	$36,858	$219	$(370)	$36,707

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	December 31, 2005
	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$(93)	$8,479	$(19)	$746	$(112)	$9,225
Private issue	(84)	5,018	– (1)	1	(84)	5,019
Total mortgage-backed securities	(177)	13,497	(19)	747	(196)	14,244
Investment securities:
U.S. Government and agency	(37)	2,907	– (1)	10	(37)	2,917
Other debt securities	(3)	320	(1)	37	(4)	357
Equity securities	(1)	4	–	–	(1)	4
Total investment securities	(41)	3,231	(1)	47	(42)	3,278
Total available-for-sale securities	$(218)	$16,728	$(20)	$794	$(238)	$17,522

(1)                 Amount of unrealized loss rounds to zero.

The Company does not consider any of the unrealized losses presented in the table above to represent an other than temporary impairment condition as it expects to hold the affected securities for the period of time necessary to recover these unrealized losses.

The realized gross gains and losses on securities for the periods indicated were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Available-for-sale securities
Realized gross gains	$506	$251	$1,171
Realized gross losses	(547)	(199)	(175)
Realized net gain (loss)	$(41)	$52	$996

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of debt securities by contractual maturity was as follows:

December 31, 2005
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
(dollars in millions)
Available-for-sale debt securities
Mortgage-backed securities(2):
Agency	$14,081	5.05%	$–	–%	$34	4.88%	$1,294	5.36%	$12,753	5.02%
Private issue	6,567	4.89	–	–	122	5.30	668	3.42	5,777	5.05
Total mortgage-backed securities	20,648	5.00	–	–	156	5.21	1,962	4.69	18,530	5.03
Investment securities:
U.S. Government and agency	2,921	5.05	4	4.89	1,060	5.15	1,857	4.99	–	–
Other debt securities	996	5.05	4	4.60	145	4.22	277	5.14	570	5.21
Total investment securities	3,917	5.05	8	4.76	1,205	5.04	2,134	5.01	570	5.21
Total fair value of debt securities	$24,565	5.01	$8	4.76	$1,361	5.06	$4,096	4.85	$19,100	5.04

(1)                 Weighted average yield at end of year is based on the amortized cost of the securities.

(2)                 Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

At December 31, 2005, the Company had pledged available-for-sale securities having a fair value of $6.72 billion and an amortized cost of $6.79 billion, which are subject to certain agreements that may allow the secured party to either sell or rehypothecate the securities. In addition, the Company pledged securities with a fair value of $6.37 billion and an amortized cost of $6.39 billion under agreements whereby the secured party does not have the right to sell or repledge the securities. At December 31, 2005 and 2004, the Company had accepted as collateral, with rights to repledge, securities with a fair value of $49 million and $139 million.

At December 31, 2005, there were no securities of any single issuer, other than agency securities, which exceeded 10% of stockholders’ equity.

WASHINGTON  MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Loans and Allowance for Loan and Lease Losses

Loans held in portfolio consisted of the following:

	December 31,
	2005	2004
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$70,191	$66,310
Other ARMs	14,666	9,065
Total short-term adjustable-rate loans	84,857	75,375
Medium-term adjustable-rate loans(3)	41,511	45,197
Fixed-rate loans	8,922	8,562
Total home loans(4)	135,290	129,134
Home equity loans and lines of credit	50,851	43,650
Home construction(5)	2,037	2,344
Multi-family	25,601	22,282
Other real estate	5,035	5,664
Total loans secured by real estate	218,814	203,074
Consumer:
Credit card	8,043	–
Other	638	792
Commercial business	2,137	3,205
Total loans held in portfolio(6)	$229,632	$207,071

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)                 At December 31, 2005, the total amount by which the unpaid principal balance (“UPB”) of Option ARM loans exceeded their original principal amount was $157 million.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)                 Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio. Specialty mortgage finance loans were $21.15 billion and $19.18 billion at December 31, 2005 and 2004.

(5)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)                 Includes net unamortized deferred loan origination costs of $1.53 billion at December 31, 2005 and $1.25 billion at December 31, 2004.

Features of Residential Loans

Certain residential loans have features that may result in increased credit risk when compared to residential loans without those features. Categories of loans within the Company’s portfolio that have such features include loans with an option to defer the payment of interest (i.e., Option ARM home loans), home loans where the loan-to-value ratio is greater than 80 percent, home equity loans and lines of credit where the combined loan-to-value ratio is greater than 80 percent, and interest-only payment loans. The loan-to-value ratio measures the ratio of the original loan amount to the appraised value of the collateral at origination. The combined loan-to-value ratio measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the collateral that underlies the loan the Company is originating. In the underwriting of these loans, the Company usually considers compensating factors and mitigating circumstances that may serve to reduce the potential for increased credit risk arising from these features.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans held in portfolio with the aforementioned features consisted of the following:

	December 31,
	2005	2004
	(in millions)
Option ARM home loans	$70,191	$66,310
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent	9,012	9,825
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	12,312	8,927
Interest-only home loans.	10,660	8,907

The geographic distribution of the Company’s Option ARM portfolio is set forth in the table below:

	December 31,
	2005	2004
	(in millions)
California	$33,875	$34,237
Florida	7,253	6,358
New York/New Jersey	7,043	5,898
Washington/Oregon	2,615	2,580
Illinois.	1,972	1,785
Texas.	735	722
Other.	16,698	14,730
Total home loan Option ARMs held in portfolio	$70,191	$66,310

The recorded investment in impaired loans at December 31, 2005 and 2004 amounted to $474 million and $656 million. Included in the allowance for loan and lease losses was $10 million related to $27 million of impaired loans at December 31, 2005, and $16 million related to $55 million of impaired loans at December 31, 2004. The average recorded investment in impaired loans in 2005, 2004 and 2003 was $568 million, $820 million and $1,193 million. Interest income recognized on impaired loans in 2005, 2004 and 2003 was $24 million, $35 million and $57 million.

Loans totaling $103.28 billion and $111.10 billion at December 31, 2005 and 2004 were pledged to secure advances from FHLBs.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Balance, beginning of year	$1,301	$1,250	$1,503
Allowance transferred to loans held for sale	(270)	(23)	(3)
Allowance acquired through business combinations	592	–	–
Other	–	–	17
Provision for loan and lease losses(1)	316	209	42
	1,939	1,436	1,559
Loans charged off:
Loans secured by real estate:
Home	(38)	(39)	(65)
Specialty mortgage finance(2)	(50)	(39)	(39)
Total home loan charge-offs	(88)	(78)	(104)
Home equity loans and lines of credit	(30)	(22)	(14)
Home construction(3)	(1)	(1)	(2)
Multi-family	(1)	(2)	(5)
Other real estate	(8)	(11)	(97)
Total loans secured by real estate	(128)	(114)	(222)
Consumer:
Credit card	(138)	–	–
Other	(38)	(53)	(69)
Commercial business	(34)	(21)	(79)
Total loans charged off	(338)	(188)	(370)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	–	–	10
Specialty mortgage finance(2)	3	3	3
Total home loan recoveries	3	3	13
Home equity loans and lines of credit	9	4	1
Multi-family	3	3	1
Other real estate	13	10	17
Total loans secured by real estate	28	20	32
Consumer:
Credit card	40	–	–
Other	19	19	15
Commercial business	7	14	14
Total recoveries of loans previously charged off	94	53	61
Net charge-offs	(244)	(135)	(309)
Balance, end of year	$1,695	$1,301	$1,250

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total amount of loans held in portfolio, excluding credit card loans, which were 90 days or more contractually past due and still accruing interest was $107 million and $85 million at December 31, 2005 and 2004. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Credit card loans held in portfolio that were 90 days or more contractually past due and still accruing interest was $87 million at December 31, 2005.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $1.06 billion and $1.60 billion of such loans that were 90 or more days contractually past due and still accruing interest at December 31, 2005 and 2004.

The total amount of nonaccrual loans held in portfolio at December 31, 2005 and 2004 was $1.69 billion and $1.53 billion. The total amount of nonaccrual loans held for sale at December 31, 2005 and 2004 was $245 million and $76 million.

Note 5:  Securitizations

Securitization of Assets

During 2005 and 2004, the Company sold loans and retained servicing responsibilities as well as senior and subordinated interests from securitization transactions. The Company receives servicing fees equal to a percentage of the outstanding principal balance of mortgage loans being serviced and servicing fees for credit card loans being serviced. The Company also receives the right to cash flows remaining after the investors in the securitization trusts have received their contractual payments. The allocated carrying values of mortgage loans securitized and sold during the years ended December 31, 2005 and 2004 were $130.81 billion and $92.23 billion, which included loans sold with recourse of $680 million and $1.37 billion during the same periods. The allocated carrying value of credit card loans securitized and sold during the three months ended December 31, 2005 (since the completion of the merger of Providian Financial Corporation on October 1, 2005) was $1.90 billion.

The Company realized pretax gains of $949 million, $734 million and $2.32 billion on mortgage loan securitizations for 2005, 2004 and 2003 and pretax gains of $103 million on credit card securitizations during the three months ended December 31, 2005.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2005		2004
	Mortgages	Credit Cards(3)	Mortgages
	(in millions)
Proceeds from new securitization sales	$135,271	$1,700	$93,528
Proceeds from collections reinvested in new receivables	–	2,624	–
Principal and interest received on retained interests	623	289	1,154
Servicing fees received(1)	1,929	78	1,971
Loan repurchases(1)(2)	(4,863)	–	(4,376)

(1)                 Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained and whole loan sales.

(2)                 During 2005 and 2004, loan repurchases include $1.81 billion and $3.42 billion related to GNMA early buy out repurchases.

(3)                 Since the merger date of October 1, 2005.

Key economic assumptions used in measuring the initial value of retained interests (excluding MSR) resulting from securitizations completed during the years ended December 31, 2005 and 2004, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Mortgage Loans
	Fixed-Rate Government- Sponsored Enterprise		Adjustable-Rate Privately Issued
	Home	Multi-Family	Home	Subprime	Credit Card Loans
Year Ended December 31, 2005
Payment rate(1)	8.66%	–	24.11%	68.30%	8.62%
Expected weighted-average life (in years)	8.6	6.0	4.1	3.8	0.5
Discount rate	5.45%	5.57%	9.08%	47.32%	6.65-15.00%
Year Ended December 31, 2004
Constant prepayment rate(1)	17.43%	–	–	–	–
Expected weighted-average life (in years)	5.6	–	–	–	–
Discount rate	4.90%	–	–	–	–

(1)                 Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage related loans and represents the average monthly expected principal payment rate for credit card related loans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	Mortgage Loans
	Fixed-Rate Government- Sponsored Enterprise		Adjustable-Rate Privately Issued
	Home	Multi-Family	Home	Subprime	Credit Card Loans
	(dollars in millions)
Fair value of retained interests	$702	$654	$1,390	$52	$1,639
Expected weighted-average life (in years)	7.0	5.7	3.5	5.3	0.5
Payment rate(1)	10.85%	–	25.89%	51.75%	8.56%
Impact on fair value of 10% adverse change	(1)	–	(35)	–	(22)
Impact on fair value of 25% adverse change	–	–	(79)	1	(48)
Discount rate	5.71%	4.99%	9.23%	35.27%	5.63–15.00%
Impact on fair value of 25% adverse change	(32)	(8)	(42)	(5)	(48)
Impact on fair value of 50% adverse change	(65)	(16)	(84)	(9)	(95)

(1)                 Represents the expected lifetime average based on the constant prepayment rate for mortgage related loans and represents the average monthly expected principal payment rate for credit card related loans.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of retained interests is highly sensitive to changes in assumptions. For example, the Company’s determination of fair value uses anticipated payment speeds. Actual payment experience may differ and any difference may have a material effect on retained interests’ fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of retained interests is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present information about delinquencies, net charge-offs and components of reported and securitized financial assets at December 31, 2005 and 2004:

	Total Loans		Loans on Nonaccrual Status(1)		Net Charge-offs
	December 31,				Year Ended December 31,
	2005	2004	2005	2004	2005		2004
	(in millions)
Home mortgage loans	$245,581	$196,785	$3,099	$2,439	$376		$306
Other loans secured by real estate	89,823	79,615	225	352	15		19
Credit card loans	19,964	2	–	–	357	(2)	–
Other loans	2,929	4,139	56	50	46		41
Total loans managed(3)	358,297	280,541	$3,380	$2,841	$794		$366
Less:
Loans sold, including securitizations	72,763	26,216
Loans securitized and retained	22,320	4,511
Loans held for sale	33,582	42,743
Total loans held in portfolio	$229,632	$207,071

(1)                 Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” for further discussion of loans on nonaccrual status.

(2)                 Since the merger date of October 1, 2005.

(3)                 Represents both loans on the Consolidated Statements of Financial Condition and loans that have been securitized, but excludes loans for which the Company’s only continuing involvement is servicing of the assets.

Note 6:  Mortgage Banking Activities

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$850	$651	$1,570
Revaluation gain (loss) from derivatives	99	80	(159)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	949	731	1,411
Servicing activity:
Home mortgage loan servicing revenue, net(1)	2,123	1,943	2,080
Amortization of MSR	(2,170)	(2,521)	(3,269)
MSR valuation adjustments(2)	965	(235)	712
Revaluation gain from derivatives	163	1,469	1,040
Home mortgage loan servicing revenue, net of hedging and derivative risk management instruments(3)	1,081	656	563
Total revenue from sales and servicing of home mortgage loans	$2,030	$1,387	$1,974

(1)                 Includes late charges, prepayment fees and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)                 Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or fair value accounting methodology.

(3)                 Does not include the effects of other non-derivative instruments used by the Company as part of its overall MSR risk management program.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Key economic assumptions used in measuring the initial value of all capitalized MSR created during the years ended December 31, 2005 and 2004, from securitizations recorded as sales, securitizations entirely retained, and loan sales with retained servicing, were as follows:

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Subprime Loans
	(rates per annum)
Year Ended December 31, 2005
Constant prepayment rate(1)	12.52%	14.15%	28.08%	36.13%
Discount rate	8.42	9.60	10.07	19.92
Year Ended December 31, 2004
Constant prepayment rate(1)	15.75%	22.43%	25.71%	28.01%
Discount rate	8.56	9.64	9.78	19.72

(1)      Represents the expected lifetime average.

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate changes in those assumptions were as follows:

	December 31, 2005
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored	Privately		Subprime
	Enterprise	Issued	All Types	Loans
	(dollars in millions)
Fair value of home loan MSR	$5,256	$874	$1,607	$201
Expected weighted-average life (in years)	5.7	5.9	2.7	1.9
Constant prepayment rate(1)	12.06%	12.44%	30.17%	40.29%
Impact on fair value of 25% decrease	$715	$110	$313	$46
Impact on fair value of 50% decrease	1,635	252	793	111
Impact on fair value of 25% increase	(569)	(58)	(220)	(39)
Impact on fair value of 50% increase	(1,030)	(161)	(386)	(56)
Discounted cash flow rate	8.31%	10.32%	10.23%	20.26%
Impact on fair value of 25% decrease	$453	$84	$77	$11
Impact on fair value of 50% decrease	998	189	165	25
Impact on fair value of 25% increase	(381)	(69)	(68)	(10)
Impact on fair value of 50% increase	(706)	(126)	(130)	(18)

(1)                 Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company’s determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” for further discussion of how MSR impairment is measured.

Changes in the balance of MSR, net of the valuation allowance, were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Balance, beginning of year	$5,906	$6,354	$5,341
Home loans:
Additions	2,353	1,834	4,203
Amortization	(2,170)	(2,521)	(3,269)
(Impairment) reversal	943	(466)	712
Statement No. 133 MSR accounting valuation adjustments	999	699	–
Sales	–	–	(638)
Net change in commercial real estate MSR	10	6	5
Balance, end of year(1)	$8,041	$5,906	$6,354

(1)                 At December 31, 2005, 2004 and 2003, aggregate MSR fair value was $8.10 billion, $5.91 billion and $6.39 billion.

Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Balance, beginning of year	$1,981	$2,435	$4,521
Impairment (reversal)	(943)	466	(712)
Other-than-temporary impairment	(106)	(895)	(1,115)
Sales	–	–	(259)
Other	(18)	(25)	–
Balance, end of year	$914	$1,981	$2,435

At December 31, 2005, the expected weighted average life of the Company’s MSR was 5.0 years. Projected amortization expense for the gross carrying value of MSR at December 31, 2005 is estimated to be as follows (in millions):

2006	$1,722
2007	1,323
2008	1,031
2009	823
2010	668
After 2010	3,388
Gross carrying value of MSR	8,955
Less: valuation allowance	(914)
Net carrying value of MSR	$8,041

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected amortization expense of MSR is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as projected MSR prepayment estimates and discount rates, as were used to determine amortization expense at the end of 2005. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Year Ended December 31,
	2005	2004
	(in millions)
Balance, beginning of year	$540,392	$582,669
Home loans:
Additions	165,767	133,127
Loan payments and other	(144,800)	(178,010)
Net change in commercial real estate loans serviced for others	1,849	2,606
Balance, end of year	$563,208	$540,392

Note 7:  Goodwill and Other Intangible Assets

The Company performs an impairment assessment in the third quarter of each year or more frequently if circumstances necessitate. During the third quarter of 2005 and 2004, the Company concluded there was no impairment to the book value of the Company’s goodwill.

The carrying amount of goodwill for the years ended December 31, 2005 and 2004, by reporting unit were as follows:

	Retail Banking and Financial Services Group	Home Loans Group	Commercial Group	Card Services Group	Total
	(in millions)
Balance at December 31, 2005	$3,795	$1,528	$871	$2,104	$8,298
Balance at December 31, 2004	3,795	1,528	873	–	6,196

As a result of the acquisition of Providian Financial Corporation during the fourth quarter of 2005, the Company recorded $2.10 billion of goodwill and $560 million of other intangible assets, substantially all of which are comprised of purchase credit card relationship intangibles.

At December 31, 2005 the Company’s purchased credit card relationship intangible balance was $496 million, net of accumulated amortization of $24 million. The purchased credit card relationship intangible asset is being amortized over ten years using an accelerated amortization method. Annual amortization expense for the net carrying amount of the purchased credit card relationship intangibles is estimated to be $92 million in 2006, $83 million in 2007, $73 million in 2008, $64 million in 2009 and $54 million in 2010.

At December 31, 2005 and 2004, the Company’s core deposit intangible balances were $142 million and $195 million, net of accumulated amortization of $490 million and $438 million. Amortization expense for the net carrying amount of the core deposit intangibles at December 31, 2005 is estimated to be approximately $50 million over each of the next three years.

The Company has no identifiable intangible assets with indefinite useful lives.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:  Other Assets

Other assets consisted of the following:

	December 31,
	2005	2004
	(in millions)
Premises and equipment	$3,262	$3,140
Investment in bank-owned life insurance	3,056	2,678
Accrued interest receivable	1,914	1,428
Foreclosed assets	276	261
Identifiable intangible assets	677	195
Derivatives	821	893
Accounts receivable	4,859	3,917
Other	2,850	1,388
Total other assets	$17,715	$13,900

Depreciation expense for 2005, 2004 and 2003 was $521 million, $564 million and $492 million.

The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2036. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $508 million in 2005 and 2004 and $458 million in 2003.

Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land And Buildings	Furniture and Equipment
	(in millions)
Year ending December 31,
2006	$384	$72	$6	$10
2007	333	44	6	10
2008	289	18	6	9
2009	245	5	6	5
2010	204	–	6	–
Thereafter	537	–	27	–
Total	$1,992	$139	$57	$34

Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:  Deposits

Deposits consisted of the following:

	December 31,
	2005	2004
	(in millions)
Checking deposits:
Noninterest bearing	$33,919	$31,363
Interest bearing	42,356	51,265
Total checking deposits	76,275	82,628
Savings deposits	29,318	28,035
Money market deposits	13,586	16,515
Time deposits:
Due in 2006	63,433	35,634
Due in 2007	5,944	5,031
Due in 2008	1,965	3,007
Due in 2009	1,315	983
Due in 2010	595	1,116
Thereafter	736	709
Total time deposits	73,988	46,480
Total deposits	$193,167	$173,658

Accrued but unpaid interest on deposits totaled $252 million and $79 million at December 31, 2005 and 2004.

Time deposit accounts in amounts of $100,000 or more totaled $17.00 billion and $9.18 billion at December 31, 2005 and 2004. At December 31, 2005, $4.70 billion of these deposits have a remaining maturity of three months or less, $5.47 billion mature in more than three through six months, $3.39 billion mature in more than six months through one year, and $3.44 billion mature thereafter.

Note 10:  Securities Sold Under Agreements to Repurchase

Scheduled maturities of securities sold under agreements to repurchase (“repurchase agreements”) were as follows:

	December 31,
	2005	2004
	(in millions)
Due in 30 days or less	$9,562	$8,702
After 30 through 90 days	1,200	–
After 90 through 180 days	2,500	2,140
After 180 days through one year	400	2,710
Thereafter	1,870	2,392
Total repurchase agreements	$15,532	$15,944

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions)
Weighted average interest rate, end of year	4.20%	2.36%	1.23%
Weighted average interest rate during the year	3.40	2.26	2.44
Average balance of repurchase agreements	$15,365	$16,660	$22,318
Maximum amount outstanding at any month end	18,366	24,432	30,052

The total interest expense on repurchase agreements was $523 million, $377 million and $545 million for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005 there were no interest rate derivative contracts embedded in repurchase agreements.

Note 11:  Advances from Federal Home Loan Banks

As members of the FHLBs, the Company’s two federal savings associations, Washington Mutual Bank, a member of the San Francisco FHLB, and Washington Mutual Bank fsb (“WMBfsb”), a member of the Seattle FHLB, maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances on these lines are collateralized in the aggregate by certain mortgages or deeds of trust, by securities of the U.S. Government and its agencies, and by all owned stock of the FHLBs. The maximum amount of credit that the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending on maturity and the cost of funds of the particular FHLB.

On January 1, 2005, the Company’s state savings bank, the former Washington Mutual Bank, merged into Washington Mutual Bank, FA (“WMBFA”), and ceased to exist; subsequently, WMBFA changed its name to Washington Mutual Bank (“WMB”). As a result of this reorganization, all Seattle FHLB advances held by the former Washington Mutual Bank were assumed by WMBfsb.

Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs.

Scheduled maturities of advances from FHLBs were as follows:

	December 31,
	2005		2004
	Amount	Ranges of Interest Rates	Amount	Ranges of Interest Rates
	(dollars in millions)
Due within one year	$32,621	2.75 – 5.32%	$37,083	1.15 – 7.45%
After one through two years	18,982	2.99 – 6.60	27,471	1.97 – 5.32
After two through three years	16,246	3.11 – 6.93	3,835	1.96 – 6.60
After three through four years	591	1.78 – 8.27	801	2.01 – 6.93
After four through five years	50	2.80 – 8.05	599	1.78 – 8.27
Thereafter	281	3.99 – 8.57	285	2.80 – 8.57
Total advances from FHLBs	$68,771		$70,074

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions)
Weighted average interest rate, end of year	4.28%	2.21%	1.28%
Weighted average interest rate during the year	3.46	2.16	2.62
Average balance of advances from FHLBs	$68,713	$58,622	$49,441
Maximum amount outstanding at any month end	71,534	70,074	61,323

The total interest expense on advances from FHLBs was $2.38 billion, $1.27 billion and $1.30 billion for the years ended December 31, 2005, 2004 and 2003.

Note 12: Other Borrowings

Other borrowings consisted of the following:

	December 31,
	2005		2004
	Amount	Interest Rate(s)	Amount	Interest Rate(s)
	(dollars in millions)
Washington Mutual, Inc. (Parent)
Senior notes(1)(2):
Fixed rate:
Due in 2005	$–	–%	$400	2.40 – 7.25%
Due in 2006	1,011	7.50	1,052	7.50
Due in 2007	999	5.63	998	5.63
Due in 2008	731	4.38	747	4.38
Due in 2009	963	4.00	988	4.00
Due in 2010	577	4.20	594	4.20
Due in 2012	395	5.00	–	–
Due in 2017	723	5.25	–	–
Floating rate:
Due in 2005	–	–	400	Various
Due in 2008	250	Various	–	–
Due in 2010	249	Various	249	Various
Due in 2012	947	Various	–	–
Subordinated notes(1)(2):
Fixed rate:
Due in 2007	219	8.88	224	8.88
Due in 2010	551	8.25	582	8.25
Due in 2014	701	4.63	716	4.63
Due in 2026	150	8.36	149	8.36
Due in 2027	922	8.21 – 9.33	938	8.21 – 9.33
Due in 2041	733	5.38	734	5.38
Total Washington Mutual, Inc. (Parent)	$10,121		$8,771

(1)                 Includes capitalized issuance costs and Statement No. 133, as amended, hedge adjustments.

(2)                 Maturities listed are based on contractual terms and do not include redemption or call dates.

(This table is continued on the next page.)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(This table is continued from previous page.)

	December 31,
	2005		2004
	Amount	Interest Rate(s)	Amount	Interest Rate(s)
	(dollars in millions)
Washington Mutual Bank and its Subsidiaries
Senior notes(1)(2):
Fixed rate:
Due in 2008	247	4.50	–	–
Floating rate:
Due in 2006	824	Various	824	Various
Due in 2007	1,499	Various	–	–
Due in 2008	1,000	Various	–	–
Subordinated notes(1)(2):
Fixed rate:
Due in 2006	100	6.63	100	6.63
Due in 2009	147	8.00	152	8.00
Due in 2011	1,053	6.88	1,100	6.88
Due in 2013	727	5.50	748	5.50
Due in 2014	1,003	5.65	1,029	5.65
Due in 2015	964	5.13	983	5.13
Floating rate:
Due in 2015	498	Various	498	Various
Other	2,372	Various	302	Various
Total Washington Mutual Bank and subsidiaries	$10,434		$5,736
Other Consolidated Subsidiaries
Senior notes(1)(2):
Fixed rate:
Due in 2008	246	4.00	–	–
Due in 2021	29	–	–	–
Subordinated notes(1)(2):
Fixed rate:
Due in 2027	121	9.53	–	–
Secured lines of credit:
Floating rate:
Due in 2005	–	–	3,991	Various
Due in 2006	2,826	Various	–	–
Total other consolidated subsidiaries	$3,222		$3,991
Total other borrowings	$23,777		$18,498

(1)                 Includes capitalized issuance costs and Statement No. 133, as amended, hedge adjustments.

(2)                 Maturities listed are based on contractual terms and do not include redemption or call dates.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Income Taxes

Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Current:
Federal	$(499)	$1,475	$1,417
Foreign	75	–	–
State and local	(139)	254	256
Payments in lieu	35	32	32
Total current	(528)	1,761	1,705
Deferred:
Federal	2,158	(113)	504
State and local	411	(111)	55
Payments in lieu	(35)	(32)	(28)
Total deferred	2,534	(256)	531
Total income taxes	$2,006	$1,505	$2,236

The Company’s retained earnings at December 31, 2005 and 2004 include base year bad debt reserves which amounted to approximately $2.22 billion, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at December 31, 2005 and 2004 is approximately $777 million. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeem their stock, or (3) liquidate.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2001 through 2003 and federal income tax returns for certain acquired subsidiaries for periods prior to acquisition. In 2005, the IRS completed the examination of the Company’s federal income tax returns for the years 1998 through 2000 and certain issues have been referred to the IRS Appeals Division for review. Resolution of these issues is not expected to have a significant impact on the Company’s financial position or results of operations.

The significant components of the Company’s net deferred tax asset (liability) were as follows:

	December 31,
	2005	2004
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$717	$489
Mortgage servicing rights, net of valuation reserves	–	226
Loan fees and costs	–	479
Net operating loss carryforwards	6	133
Accruals and compensation differences	175	232
Unrealized loss from securities and cash flow hedging instruments	128	33
Other	57	500
Total deferred tax assets	1,083	2,092
Payments in lieu	(4)	(39)
Valuation allowance	–	(65)
Deferred tax asset, net of payments in lieu and valuation allowance	1,079	1,988
Deferred tax liabilities:
Stock dividends from FHLBs	(711)	(623)
Mortgage servicing rights, net of valuation reserves	(1,050)	–
Loan fees and costs	(596)	–
Basis difference on premises and equipment	(409)	(684)
Other	(195)	(78)
Total deferred tax liabilities	(2,961)	(1,385)
Net deferred tax asset (liability)	$(1,882)	$603

The income taxes (benefits) from continuing operations and the summary of deferred tax assets and liabilities above reflect a reclassification of certain deferred tax asset amounts to the current tax receivable account during 2005. This reclassification is a result of amendments to certain prior year tax returns filed during the year ended December 31, 2005.

On October 1, 2005, the Company acquired Providian Financial Corporation, which resulted in a net increase in the Company’s deferred tax liability of $44 million.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance of $65 million at December 31, 2004 relates to the realizability of deferred tax assets from certain acquisitions by the Company.

As a result of the Keystone acquisition in December 1996, the Company and certain of its affiliates are parties to an agreement with a predecessor of the Federal Deposit Insurance Corporation (“FDIC”), which generally provides that 75% of the federal tax savings and approximately 19.5% of the California tax

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

savings attributable to the Company’s utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund (“Resolution Fund”). These amounts are considered “payments in lieu.”  The FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

At December 31, 2005, the Company had federal income tax net operating loss carryforwards of $16 million due to expire in 2008 under current law.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions)
Statutory federal income tax expense and rate	$1,903	35.00%	$1,394	35.00%	$2,110	35.00%
Tax effect of:
State income tax, net of federal tax benefit	177	3.25	93	2.33	202	3.35
Other	(74)	(1.36)	18	0.45	(76)	(1.26)
Effective income tax expense and rate	$2,006	36.89	$1,505	37.78	$2,236	37.09

Note 14: Commitments, Guarantees and Contingencies

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined amounts and other contractual provisions. These commitments may be for specific periods or may contain clauses permitting termination or reduction of the commitment by the Company and may require the payment of a fee by the customer. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. At December 31, 2005 and 2004, unfunded commitments to extend credit totaled $121.80 billion and $70.56 billion. The Company reserved $24 million and $38 million as of December 31, 2005 and 2004 to cover its loss exposure to unfunded commitments.

Guarantees

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. As of December 31, 2005 and December 31, 2004, the amount of loans sold without retained credit risk totaled $555.51 billion and $533.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has accrued $130 million as of December 31, 2005 and $148 million as of December 31, 2004 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

In 2004 and 2005, the Company’s Long Beach Mortgage Company subsidiary engaged in whole loan sale transactions of originated subprime loans in which it agreed to repurchase from the investor each “early payment default” loan at a price equal to the loan’s face value plus the amount of any premium paid by the investor. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value. In the fourth quarter of 2005, the Company experienced increased incidents of repurchases of early payment default loans sold by Long Beach Mortgage Company. The Company has accrued $40 million as of December 31, 2005 to cover estimated loss exposure related to such loan sales.

In order to meet the needs of its customers, the Company issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005 and 2004, outstanding letters of credit issued by Washington Mutual totaled $461 million and $602 million, which included $10 million and $11 million in participations sold to other institutions.

At December 31, 2005, the Company is the guarantor of six separate issues of trust preferred securities including an issue for which the Company became guarantor on October 1, 2005 in connection with its acquisition of Providian Financial Corporation. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust, to the extent the Company provided funding to the trust per the Company’s obligations under subordinated debentures, but the trust then failed to fulfill its distribution requirements to the security holders. The maximum potential amount of future payments the Company could be required to make under this guarantee is the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.34 billion as of December 31, 2005 and $2.23 billion as of December 31, 2004. No liability has been recorded as the Company does not expect it will be required to perform under this guarantee.

The Company is a party to and from time to time enters into agreements that contain general indemnification provisions, primarily in connection with agreements to sell and service loans or other assets. These provisions typically require the Company to make payments to the purchasers or other third parties to indemnify them against losses they may incur due to actions taken by the Company prior to entering into the agreement or due to a breach of representations, warranties, and covenants made in connection with the agreement or possible changes in or interpretations of tax law.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. Certain of these actions and

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceedings are based on alleged violations of consumer protection, banking and other laws. In addition, the Company is a defendant in a class action securities fraud lawsuit currently pending against the Company and certain of its senior executive officers in the U.S. District Court, Western Division of Washington.

In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot state what the eventual outcome of the foregoing pending lawsuits will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company. However, the possibility of a material adverse impact on the Company’s operating results for a particular quarterly period exists in the event that an unfavorable outcome were to occur in the class action securities fraud litigation or in the event that unfavorable outcomes were to occur in multiple ordinary course proceedings within the same quarterly reporting period, depending, among other factors, on the level of the Company’s income for such period or periods.

The Company is a party to goodwill litigation that may result in a gain. The ultimate outcome is uncertain and there can be no assurance that the Company will benefit from the future results of this litigation and no benefit has been recorded as of December 31, 2005. On February 7, 2006, the Company received approximately $134 million from the Federal Deposit Insurance Corporation FSLIC Resolution Fund as payment of a partial judgment entered by the Court of Federal Claims in the Company’s Home Savings goodwill litigation.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:   Trust Preferred Securities

The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Washington Mutual, Inc. Prior to FIN 46, these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46, the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, on the Company’s Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the trusts have been supplanted by the junior subordinated deferrable interest debentures issued to the trusts by Washington Mutual, Inc. Financial data pertaining to the previously consolidated special purpose trusts at December 31, 2005 and 2004 were as follows:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	$300	$9	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	400	12	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Ahmanson Capital Trust I	150	5	155	2026	8.36	Ten consecutive semi-annual periods	On or after December 1, 2026
Washington Mutual Capital Trust 2001	1,150	35	1,185	2041	5.38	20 consecutive quarters	On or after May 3, 2006
Dime Capital Trust I	200	6	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007
Providian Capital I	104	5	109	2027	9.53	Ten consecutive semi-annual periods	On or after February 1, 2007
Total trust preferred securities	$2,304	$72	$2,376		7.00

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

The initial warrant exercise price was $32.33 and the warrant exercise price on the expiration date of the warrants will equal $50. As of December 31, 2005, the warrant exercise price was $32.63.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:   Earnings Per Share

Information used to calculate earnings per share was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	894,434	862,215	903,666
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,994	12,414	9,411
Trust Preferred Income Equity Redeemable SecuritiesSM	9,526	9,421	8,680
Convertible debt(1)	1,955	–	–
Accelerated Share Repurchase Program	329	–	–
Diluted weighted average number of common shares outstanding	919,238	884,050	921,757

(1)         Acquired on October 1, 2005 through the merger of Providian Financial Corporation.

For the years ended December 31, 2005, 2004 and 2003, options to purchase an additional 12,113,582, 1,530,631 and 9,831,974 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At December 31, 2005, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:   Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
2003
Unrealized loss from securities:
Net unrealized loss from securities available-for-sale arising during the year(1)	$(567)	$(218)	$(349)
Reclassification of net gain from securities available-for-sale included in net income	(995)	(383)	(612)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(2)	(4)
Net unrealized loss from securities, net of reclassification adjustments	(1,568)	(603)	(965)
Net unrealized gain from cash flow hedging instruments	439	169	270
Minimum pension liability adjustment	(7)	(3)	(4)
Other comprehensive loss	$(1,136)	$(437)	$(699)
2004
Unrealized gain from securities:
Net unrealized gain from securities available-for-sale arising during the year	$386	$149	$237
Reclassification of net gain from securities available-for-sale included in net income	(57)	(22)	(35)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(7)	(3)	(4)
Net unrealized gain from securities, net of reclassification adjustments	322	124	198
Net unrealized gain from cash flow hedging instruments	415	159	256
Minimum pension liability adjustment	(10)	(4)	(6)
Other comprehensive income	$727	$279	$448
2005
Unrealized loss from securities:
Net unrealized loss from securities available-for-sale arising during the year	$(357)	$(137)	$(220)
Reclassification of net loss from securities available-for-sale included in net income	42	16	26
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(2)	(4)
Net unrealized loss from securities, net of reclassification adjustments	(321)	(123)	(198)
Net unrealized gain from cash flow hedging instruments	65	25	40
Minimum pension liability adjustment	(1)	–	(1)
Other comprehensive loss	$(257)	$(98)	$(159)

(1)         Includes net unrealized loss from securities available-for-sale arising during the year from discontinued operations, net of tax, of $1 million for the year ended December 31, 2003.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents accumulated other comprehensive income (loss) balances:

	Net Unrealized Gain (Loss) from Securities(1)	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2003	$(95)	$(430)	$11	$(10)	$(524)
Net change	202	256	(4)	(6)	448
Balance, December 31, 2004	107	(174)	7	(16)	(76)
Net change	(194)	40	(4)	(1)	(159)
Balance, December 31, 2005	$(87)	$(134)	$3	$(17)	$(235)

(1)         Includes net unrealized gain from securities from discontinued operations of $1 million at December 31, 2003.

Note 18:   Regulatory Capital Requirements and Dividend Restrictions

Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its subsidiary depository banking institutions is subject to Office of Thrift Supervision (“OTS”) capital requirements. The former Washington Mutual Bank, as a state savings bank, was subject to FDIC capital requirements as of and prior to December 31, 2004. On January 1, 2005 the former Washington Mutual Bank merged into Washington Mutual Bank, FA (“WMBFA”), and ceased to exist; subsequently, WMBFA changed its name to Washington Mutual Bank (“WMB”). The capital adequacy requirements are quantitative measures established by regulation that require WMB and WMBfsb to maintain minimum amounts and ratios of capital. The FDIC required the former Washington Mutual Bank to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets as well as Tier 1 capital to average assets. The OTS requires WMB and WMBfsb to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets.

Federal law and regulations establish minimum capital standards, and under the OTS and FDIC regulations, an institution (that is not in the most highly-rated category) is required to have a leverage ratio of core capital to adjusted total assets of at least 4.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a total risk-based ratio of at least 8.00%. In addition, the Company’s federal savings associations are required to have a tangible capital ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company’s depository institutions to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institutions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. The Federal Deposit Insurance Corporation

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Improvement Act of 1991 requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC or OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

The regulatory capital ratios calculated for WMB, the former Washington Mutual Bank and WMBfsb, along with the capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2005
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$26,530	11.62%	$18,260	8.00%		$22,825	10.00%
Adjusted tier 1 capital to total risk-weighted assets	19,661	8.61	9,130	4.00		13,695	6.00
Tier 1 capital to adjusted total assets (leverage)	21,098	6.56	12,860	4.00	(1)	16,075	5.00
Tangible capital to tangible assets (tangible equity)	20,642	6.43	4,816	1.50		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	29,902	383.91	623	8.00		779	10.00
Adjusted tier 1 capital to total risk-weighted assets	29,900	383.89	312	4.00		467	6.00
Tier 1 capital to adjusted total assets (leverage)	29,936	85.21	1,405	4.00	(1)	1,757	5.00
Tangible capital to tangible assets (tangible equity)	29,936	85.21	527	1.50		n/a	n/a

(1)                 The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$20,698	11.68%	$14,174	8.00%		$17,718	10.00%
Adjusted tier 1 capital to total risk-weighted assets	14,392	8.12	7,087	4.00		10,631	6.00
Tier 1 capital to adjusted total assets (leverage)	14,530	5.46	10,635	4.00	(1)	13,294	5.00
Tangible capital to tangible assets (tangible equity)	14,530	5.46	3,988	1.50		n/a	n/a
Former Washington Mutual Bank
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

WMB and WMBfsb met all capital adequacy requirements as of December 31, 2005 to which they were subject. Additionally, as of the most recent notifications from the OTS, the OTS individually categorized WMB and WMBfsb as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum total risk-based, adjusted Tier 1 risk-based and Tier 1 or leverage ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well-capitalized status of WMB and WMBfsb.

Washington Mutual, Inc.’s principal sources of funds are cash dividends received from its banking and other subsidiaries, investment income and borrowings. Washington Mutual, Inc.’s ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to Washington Mutual, Inc. Federal law limits the ability of a depository institution, such as WMB or WMBfsb, to pay dividends or make other capital distributions.

OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions. WMB and WMBfsb file notice with the OTS at least 30 days before the proposed payment of a dividend or payment of a proposed capital distribution because they are subsidiaries of a savings and loan holding company. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed distribution, the association’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s retained earnings at December 31, 2005 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries’ pre-1988 thrift bad debt reserve. As a result, the Company’s ability to pay dividends in excess of current earnings may be limited.

Note 19:   Stock-Based Compensation Plans and Shareholder Rights Plan

Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. The following information is disclosed on a continuing and discontinued operations basis.

2003 Equity Incentive Plan

In February 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (“2003 EIP”). On April 15, 2003, the shareholders approved the adoption of the 2003 EIP, which replaced the 1994 Stock Option Plan (“1994 Plan”) and the Company’s Equity Incentive Plan. Under the 2003 EIP, all of the Company’s employees, officers, directors and certain consultants, agents, advisors and independent contractors are eligible to receive awards. Awards which may be granted under the 2003 EIP include stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units and other stock or cash-based awards. The 2003 EIP is generally similar to the 1994 Plan and the Equity Incentive Plan, and does not affect the terms of any option granted under the 1994 Plan or stock or shares awarded under the Equity Incentive Plan. The maximum number of shares of Washington Mutual common stock available for grant under the 2003 EIP is 44,919,426, which includes authorized shares not issued or subject to outstanding awards under the Company’s 1994 Plan or Equity Incentive Plan.

Under the 2003 EIP, the exercise price of the option must at least equal the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending on the terms of the grant, and expire 10 years from the grant date.

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

Under the 2003 EIP, 4,229,831, 2,088,806 and 2,912,134 restricted shares were granted in 2005, 2004 and 2003 with a weighted-average grant-date per share value of $40.54, $42.83 and $40.88, respectively. As of December 31, 2005, 2004 and 2003, there were 6,364,721, 3,831,627 and 2,886,818 restricted shares outstanding. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders’ equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $163 million at December 31, 2005, $112 million at December 31, 2004 and $104 million at December 31, 2003. Restricted stock and stock units accrue or pay dividends. All canceled or forfeited shares become available for future grants.

Certain executives participate in the Company’s Performance Shares Program. Under this program, executives are notified of target awards and the performance criteria that determine actual awards at the end of the three-year measurement period. The actual awards may be between 0% and 250% of the target

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

award, depending on the Company’s performance. After the three-year performance cycle has been completed, actual awards may be made in cash or in the Company’s common stock. Common stock awards will be made from the 2003 EIP.

The total compensation expense recognized for the 2003 EIP was $149 million in 2005, $97 million in 2004 and $18 million in 2003.

1994 Stock Option Plan

On April 19, 1994, the Company’s shareholders approved the adoption of the 1994 Stock Option Plan, which was subsequently amended and restated as of February 15, 2000. Under the 1994 Plan, options to purchase common stock of Washington Mutual were granted to officers, directors, consultants and advisors of the Company. The 1994 Plan was generally similar to a plan adopted in 1983 that was terminated according to its terms in 1993; however the 1994 Plan did not affect the terms of any options granted under the 1983 plan. All options granted under the 1983 plan have been exercised. Under the 1994 Plan, the exercise price of the option was equal to the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vest on a phased-in schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company’s shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000. The 1994 Plan was replaced on April 15, 2003 with the 2003 EIP. The total compensation expense recognized for the 1994 Plan resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was $371,000 in 2005, $1 million in 2004 and $11 million in 2003.

WAMU Shares Stock Option Plans

From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees. The grants have been made pursuant to a series of plans, collectively known as “WAMU Shares.”  In 1997, the Board of Directors approved a plan under which eligible employees were granted nonqualified options to purchase the Company’s common stock. On December 15, 1998, the Board adopted a new plan to grant additional nonqualified stock options to eligible employees (“1999 WAMU Shares”). On February 13, 2001, the Board adopted a third plan and granted nonqualified options to eligible employees (“2001 WAMU Shares”). On September 17, 2002, the Board amended the 2001 WAMU Shares Plan to provide for an additional grant of nonqualified options to eligible employees effective September 3, 2002. The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares Plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual’s common stock on designated dates, and all options vest one to three years after the award date and expire five to ten years from the award date.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the status, and changes, of all plans at December 31, 2005, 2004 and 2003 during the years then ended:

	1983 Stock Option Plan		1994 Stock Option Plan		WAMU Shares Stock Option Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2002	124,875	$9.89	40,078,528	$30.06	13,059,058	$35.54
Granted	–	–	105,093	35.08	22,088	36.53
Exercised	(124,875)	9.89	(6,489,335)	25.12	(1,410,483)	29.82
Forfeited	–	–	(1,281,776)	33.47	(1,494,478)	36.49
Outstanding at December 31, 2003	–	–	32,412,510	30.94	10,176,185	36.20
Granted	–	–	–	–	–	–
Exercised	–	–	(5,411,077)	29.30	(1,238,526)	34.33
Forfeited	–	–	(1,580,577)	34.50	(1,968,143)	36.38
Outstanding at December 31, 2004	–	–	25,420,856	31.06	6,969,516	36.48
Granted	–	–	–	–	–	–
Exercised	–	–	(5,270,912)	29.38	(1,533,436)	36.03
Forfeited	–	–	(559,377)	34.92	(566,670)	36.72
Outstanding at December 31, 2005	–	–	19,590,567	31.40	4,869,410	36.59
Outstanding options exercisable as of:
December 31, 2003	–	–	22,259,329	29.29	3,684,178	34.43
December 31, 2004	–	–	22,644,707	30.43	5,769,967	36.47
December 31, 2005	–	–	19,585,363	31.40	4,869,410	36.59

	Acquired Plans		2003 Equity Incentive Plan
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at December 31, 2002	4,582,419	$17.65	–	–
Granted	–	–	9,919,629	$39.54
Exercised	(1,813,815)	17.55	(2,375)	39.50
Forfeited	(124,276)	21.79	(39,192)	39.78
Outstanding at December 31, 2003	2,644,328	17.52	9,878,062	39.54
Granted	–	–	2,800,198	41.93
Exercised	(549,750)	16.62	(45,288)	39.49
Forfeited	(13,956)	21.64	(1,501,903)	40.31
Outstanding at December 31, 2004	2,080,622	17.73	11,131,069	40.04
Granted	10,402,350	45.19	8,536,707	41.97
Exercised	(4,137,121)	17.28	(588,974)	39.58
Forfeited	(128,465)	64.88	(1,807,263)	40.96
Outstanding at December 31, 2005	8,217,386	51.98	17,271,539	40.91
Outstanding options exercisable as of:
December 31, 2003	2,642,456	17.51	–	–
December 31, 2004	2,080,622	17.73	3,109,932	39.57
December 31, 2005	8,217,386	51.98	5,647,638	39.84

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the options granted under the Company’s stock options plans was estimated on the date of the grant using a binomial model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Per share fair value of options granted:
1994 Stock Option Plan	–	–	$10.28
WAMU Shares Stock Option Plan	–	–	9.53
2003 Equity Incentive Plan	$8.29	$8.99	9.72
Dividend yield	4.15 – 4.32%	2.41 – 2.80%	2.53 – 3.50%
Expected volatility	20.85 – 30.74	27.11 – 30.41	30.41 – 35.02
Risk free interest rate	3.55 – 4.50	2.33 – 4.16	2.45 – 3.60
Expected life	2.5 – 7 years	4 – 7 years	4 – 7.5 years

Financial data pertaining to outstanding stock options were as follows:

		December 31, 2005
Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Years	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
1994 Stock Option Plan
$ 12.33 – $21.42	1,930,782	2.99	$16.79	1,930,782	$16.79
21.92 – 29.94	1,809,336	2.57	25.05	1,809,336	25.05
30.74 – 33.96	8,651,496	5.25	31.93	8,651,496	31.93
34.00 – 40.52	7,198,953	6.27	36.29	7,193,749	36.29
WAMU Shares Stock Option Plan
$ 34.00	665,775	0.12	34.00	665,775	34.00
36.53	2,645,998	6.75	36.53	2,645,998	36.53
37.81	1,557,637	1.67	37.81	1,557,637	37.81
Acquired Plans
$ 7.79 – $14.80	649,926	2.94	10.88	649,926	10.88
15.13 – 23.72	2,098,765	5.39	17.33	2,098,765	17.33
23.80 – 32.89	1,354,078	4.52	26.42	1,354,078	26.42
36.73 – 43.63	1,484,944	5.39	40.51	1,484,944	40.51
52.89 – 99.32	1,115,469	4.35	90.75	1,115,469	90.75
103.00 – 141.96	1,514,204	4.47	123.17	1,514,204	123.17
2003 Equity Incentive Plan
$ 37.05 – $40.67	8,641,502	7.85	39.52	5,165,897	39.54
40.72 – 43.11	8,465,747	8.91	42.26	461,854	42.96
43.58 – 46.35	164,290	9.37	44.37	19,887	45.17
Total	49,948,902		38.58	38,319,797	37.72

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period. The Company pays for the program’s administrative expenses. The plan is open to all employees who are at least 18 years old and work at least 20 hours per week. Participation is through payroll deductions with a maximum annual contribution of 10% of each employee’s eligible cash compensation. Under the ESPP, dividends may be automatically reinvested at the discretion of the participant. The Company sold 484,703 shares, 537,210 shares and 1,144,025 shares to employees in 2005, 2004 and 2003. The total compensation expense recognized for the ESPP resulting from the adoption of Statement No. 148 to prospectively apply the fair value method of accounting was zero in 2005 and 2004 and $11 million in 2003.

Equity Incentive Plan

The Equity Incentive Plan (previously named the Restricted Stock Plan) permitted grants of restricted stock, and awards denominated in units of stock (“performance units”), with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The Equity Incentive Plan was replaced on April 15, 2003 by the 2003 EIP; therefore, the 2003 balances represent restricted stock and awards granted under the Equity Incentive Plan during the period January 1, 2003 to April 14, 2003. The 2003 EIP does not affect the terms of any shares granted under the Equity Incentive Plan. In 2003, 59,953 restricted shares were granted with a weighted-average grant-date per share fair value of $34.51. As of December 31, 2005, 2004 and 2003, there were 24,021, 263,456 and 720,347 restricted shares outstanding. Restricted stock and units of stock accrue dividends. Upon the grant of restricted stock awards, shares are issued to a trustee who releases them to recipients when the restrictions lapse. At the date of grant, unearned compensation is recorded as an offset to stockholders’ equity and is amortized as compensation expense over the restricted period. The balance of unearned compensation related to these restricted shares was $587,000 at December 31, 2005, $3 million at December 31, 2004 and $14 million at December 31, 2003.

The total compensation expense recognized for the Equity Incentive Plan was $(18) million in 2005, $11 million in 2004 and $52 million in 2003. During 2005, a portion of previously accrued expense for the 2001 and 2002 grants was reversed as actual payments were less than the expected expense.

Providian Financial Corporation Plans

In connection with the acquisition of Providian Financial Corporation, the Company assumed the Providian Financial Corporation 2000 Stock Incentive Plan and 1999 Non-Officer Equity Incentive Plan (collectively “Providian Plans”). Under the 2000 Stock Incentive Plan, incentive options and nonqualified options to purchase common stock, stock appreciation rights and stock grants may be made to employees, directors and consultants. Under the 1999 Non-Officer Equity Incentive Plan, nonqualified options to purchase common stock, stock appreciation rights, stock bonuses and restricted stock grants may be granted to employees and consultants.

Options under the Providian Plans generally expire ten years from the date of the grant and vest over varying periods that were determined at the grant date.

With the Company’s acquisition of Providian, it assumed approximately 10.4 million options to purchase Providian common stock, which were converted into options to purchase Washington Mutual common stock. As of December 31, 2005, approximately 3.7 million of the options assumed were  exercised leaving approximately 6.7 million options remaining to be exercised.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Rights Plan

In October 2000, the 1994 Shareholder Rights Plan expired in accordance with its terms. On December 19, 2000, the Company’s Board of Directors adopted a new Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on January 4, 2001. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The plan was not adopted in response to any specific effort to acquire control of the Company.

Note 20:   Employee Benefits Programs and Other Expense

Pension Plan

Washington Mutual maintains a noncontributory cash balance defined benefit pension plan (the “Pension Plan”) for eligible employees. Benefits earned for each year of service are based primarily on the level of compensation in that year, plus a stipulated rate of return on the cash balance. It is the Company’s policy to contribute funds to the Pension Plan on a current basis to the extent the amounts are sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate.

Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

The Company, as successor to previously acquired companies, has assumed responsibility for a number of nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, supplemental retirement plans for certain officers and multiple outside directors’ retirement plans. Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans and outside directors’ retirement plans are generally based on years of service.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,423	$138	$65	$1,283	$129	$68
Interest cost	86	8	4	84	8	4
Service cost	79	2	1	80	2	1
Plan participants’ contributions	–	–	5	–	–	5
Medicare Part D subsidy	–	–	–	–	–	(1)
Amendments	–	–	–	110	9	–
Actuarial loss (gain)	21	1	(2)	(38)	1	(3)
Curtailment gain	–	–	–	(22)	–	–
Benefits paid	(97)	(11)	(9)	(74)	(11)	(9)
Benefit obligation, end of year(1)	1,512	138	64	1,423	138	65
Change in plan assets
Fair value of plan assets, beginning of year	1,459	–	–	1,307	–	–
Actual return on plan assets	110	–	–	117	–	–
Employer contributions	149	11	4	109	11	4
Plan participants’ contributions	–	–	5	–	–	5
Benefits paid	(97)	(11)	(9)	(74)	(11)	(9)
Fair value of plan assets, end of year	1,621	–	–	1,459	–	–
Funded status	109	(138)	(64)	36	(138)	(65)
Unrecognized net actuarial loss (gain)	303	26	(17)	288	26	(15)
Unrecognized prior service cost (credit)	75	8	–	85	8	(6)
Remaining unamortized, unrecognized net obligation	–	–	–	–	–	6
Net amount recognized	$487	$(104)	$(81)	$409	$(104)	$(80)

(1)         The Pension Plan and Nonqualified Defined Benefit Plans benefit obligation represents the projected benefit obligation. The accumulated benefit obligation for the Pension Plan and Nonqualified Defined Benefit Plans was $1.30 billion and $133 million at December 31, 2005 and $1.20 billion and $132 million at December 31, 2004. The Other Postretirement Benefit Plans benefit obligation represents the accumulated benefit obligation.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Prepaid benefit cost	$487	$–	$–	$409	$–	$–
Accrued benefit cost	–	(104)	(81)	–	(104)	(80)
Additional minimum liability	–	(30)	–	–	(28)	–
Intangible asset	–	1	–	–	2	–
Other comprehensive income	–	29	–	–	26	–
Net amount recognized	$487	$(104)	$(81)	$409	$(104)	$(80)

The accumulated benefit obligation for all defined benefit plans was $1.50 billion and $1.40 billion at December 31, 2005 and 2004.

Additional information due to the benefit obligation in excess of or (less than) plan assets:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Projected benefit obligation	$(109)	$138	$64	$(36)	$138	$65
Accumulated benefit obligation	(322)	133	64	(259)	132	65

Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$86	$8	$4	$84	$8	$4
Service cost	79	1	1	80	2	1
Expected return on plan assets	(118)	–	–	(100)	–	–
Amortization of prior service cost (credit)	9	1	(1)	8	1	(1)
Amortization of net loss	–	–	1	–	–	1
Recognized net actuarial loss (gain)	15	1	(1)	26	1	–
Net periodic benefit cost	$71	$11	$4	$98	$12	$5

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Interest cost	$73	$8	$4
Service cost	56	–	1
Expected return on plan assets	(83)	–	–
Amortization of prior service credit	(5)	–	(1)
Amortization of net (gain) loss	(1)	–	1
Recognized net actuarial loss (gain)	28	1	(1)
Net periodic benefit cost	$68	$9	$4

Additional information for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans was as follows:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$2	n/a	$–	$1	n/a

	Year Ended December 31,
	2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Increase in minimum liability included in other comprehensive income	$–	$10	n/a

Weighted-average assumptions used to determine benefit obligations for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	5.70%	5.70%	5.70%	5.90%	5.90%	5.90%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
	2003
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.50%	6.50%	6.50%
Rate of compensation increase	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a

The expected long-term rate of return assumption was developed using a policy framework that includes an annual review of several factors including an analysis of historical asset returns, gauging market consensus, historical returns of the Pension Plan’s portfolio, reviewing longer term historical asset returns and incorporating the results of asset return models.

It is policy that the asset return assumptions chosen for the upcoming year are maintained so long as the actual long-term asset return experience is not significantly different from the past assumed asset rate of return and that there is no significant change in the targeted asset allocation or in the selection of investment managers.

The Pension Plan’s weighted-average asset allocation at December 31, 2005 and 2004 by asset category was as follows:

	Pension Plan Assets at December 31,(1)
	2005	2004
Asset Category
Fixed income securities	33%	33%
Cash and equivalents	3	14
Domestic equities:
Large cap	36	34
Small/mid cap	7	7
International equities	16	12
Alternative investments	5	–
Total	100%	100%

(1)                 The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans had no plan assets at December 31, 2005 and 2004.

The total portfolio will be managed on a balanced basis, with the primary asset categories to include: domestic large capitalization equities, domestic small/mid capitalization equities, fixed income securities (primarily U.S.), and international equity investments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the Company’s intention to allow the investment managers full discretion within the scope of the Company’s Investment Policy Statement to allocate the Pension Plan assets within each of the asset classes. The Company’s Investment Policy Statement is established by the Company’s Plan Investment Committee.

The portfolio strategy will seek total return, defined as all income, gains and losses, whether realized or unrealized, over a long-term basis and defined as five years or more. At a minimum, the total return objective for all managers in the aggregate will be to exceed the Plan’s interest assumption.

Given the investment objectives of the Pension Plan and the Plan Investment Committee’s risk tolerance, the Committee has set the following “target” asset allocation percentages:

	Target	Minimum	Maximum
Fixed income securities and cash equivalents	35%	28%	42%
Domestic equities	43	39	47
International equities	12	11	13
Alternative investments	10	–	15

It is anticipated that the overall allocation will stay within the target ranges noted above.

The Pension Plan assets include Washington Mutual, Inc.’s common stock and fixed income securities of $9 million, or 0.53% of total plan assets, and $9 million, or 0.61% of total plan assets at December 31, 2005 and 2004.

Washington Mutual expects to contribute $85 million, $11 million and $6 million to the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
2006	$86	$11	$6
2007	91	11	6
2008	98	12	6
2009	102	15	5
2010	107	11	5
2011 – 2015	619	64	23

Account Balance Plans

WaMu Savings Plan.   The Company sponsors a defined contribution plan for all eligible employees that allows participants to make contributions by salary deduction equal to 75% or less of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. Prior to January 1, 2004, the Company’s matching contributions and any profit sharing contributions made to employees vested based on years of service. Company contributions made on or after January 1, 2004 vest immediately.

In connection with the acquisition of Providian, the Company assumed Providian Financial Corporation 401(k) Plan, which was available to substantially all Card Services employees. Providian’s 401(k) Plan offers safe-harbor matching contributions and discretionary retirement contributions to eligible plan participants. Providian’s 401(k) Plan will be merged into WaMu Savings Plan on April 1, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company contributions to savings plans were $77 million, $64 million and $114 million in 2005, 2004 and 2003.

Other Account Balance Plans.   The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

Other Expense

Postage expense exceeded 1% of total interest income and noninterest income and is not otherwise shown separately in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements. For the year ended December 31, 2005, 2004 and 2003, postage expense was $293 million, $232 million and $220 million.

Note 21:  Derivative Financial Instruments

The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net income. These instruments include interest rate swaps, caps and floors, option contracts, financial futures and forward settlement agreements. From time to time, interest rate derivative instruments may be embedded within certain adjustable- and fixed-rate borrowings. Swaps are agreements between two parties to exchange cash flows of different types based on notional amounts. Caps and floors are agreements in which payments are made when a reference rate rises above (for caps) or falls below (for floors) the strike rate. Option contracts give the option buyer the right, but not the obligation, to buy or sell a financial asset at the exercise price within or at the end of a specified time period. Financial futures and forward settlements allow the contract holder to buy or sell a quantity of a financial instrument at a predetermined price and date. Settlements of derivative financial instruments affecting net income are recorded as operating activities within the Consolidated Statements of Cash Flows.

Fair value hedges

The risk of holding assets or liabilities that have a fixed element (price, rate or index) creates exposure to changes in fair value due to changes in interest rates. As part of its asset/liability management activities, the Company holds certain investment securities and fixed-rate borrowings. The Company uses pay-fixed and receive-fixed swaps to synthetically convert these instruments to floating rate and reduce the risk of interest rate changes impacting fair value. The fair values of these derivatives are reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest income or interest expense. For the year ended December 31, 2005, the net gain recognized in earnings due to hedge ineffectiveness of the fair value hedges of investment securities and borrowings was $1 million. For the years ended December 31, 2004 and 2003, the amounts were de minimis.

The Company enters into a combination of derivatives to manage changes in fair value of its MSR. The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, as of April 1, 2004 to most of its MSR. These derivatives may include interest rate futures, forwards, options, swaps, swaptions, caps, floors, forward commitments and options on forward commitments. The fair value of these derivatives, which qualify for fair value hedge accounting treatment, is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in net mortgage servicing rights valuation adjustments. For the years ended December 31, 2005

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2004, the net gains recognized in earnings due to hedge ineffectiveness of the fair value hedges of MSR were $22 million and $231 million.

The Company also mitigates the interest rate risks associated with fixed-rate mortgage-backed securities with interest rate swap agreements where the Company pays a fixed rate of interest (pay-fixed swaps) and swaptions where the Company will enter into pay-fixed swaps if the swaptions are exercised. These pay-fixed swaps and swaptions are accounted for as fair value hedges of mortgage-backed securities. The fair value of these interest rate swaps and swaptions is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2005 and 2004, the amount the Company recognized in earnings due to hedge ineffectiveness of fair value hedges of mortgage-backed securities was de minimis, as compared with a net loss of $3 million in 2003.

Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale predominantly by entering into forward sales agreements and, to a lesser extent, interest rate swaps, swaptions and interest rate futures contracts. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of derivative instruments for which the Company did not achieve or did not attempt to achieve hedge accounting treatment are reported in revaluation gain/loss from derivatives. For the years ended December 31, 2005, 2004 and 2003, the Company recognized net losses of $11 million, $65 million and $125 million in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale.

The Company also originates fixed-rate multi-family and commercial real estate loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the Company enters into interest rate swap agreements where the Company pays a fixed rate of interest. These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2005 and 2004, the net gains recognized in earnings due to hedge ineffectiveness of fair value hedges of multi-family and commercial real estate loans held for sale were $12 million and $11 million. For the year ended December 31, 2003, the amount was de minimis.

All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

Cash flow hedges

The risk of holding assets and liabilities that have a variable element (price, cost or interest rate) creates exposure to the variability or uncertainty of future cash flows due to changes in interest rates. As part of its asset/liability management activities, the Company holds certain adjustable-rate loans and borrowings. The Company uses pay-fixed swaps to synthetically convert these instruments to fixed rate and reduce the variability or uncertainty of future cash flows due to changes in interest rates. The fair values of these derivatives are reported in other assets and other liabilities and the effective portion of the derivative’s gain or loss is recorded in other comprehensive income. For hedges against adjustable-rate

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans and borrowings, amounts reported in accumulated other comprehensive income are subsequently reclassified to interest income or expense during the same period in which the hedged item affects earnings.

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

For the years ended December 31, 2005, 2004 and 2003, the Company recognized net losses of $6 million, zero and $5 million in earnings due to hedge ineffectiveness of cash flow hedges.

As of December 31, 2005, accumulated other comprehensive income included $102 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities and the forecasted sale of a portfolio of fixed-rate multi-family and non-residential loans that are expected to be reclassified into earnings during the next twelve months, as compared to $82 million and $299 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges at December 31, 2004 and 2003.

All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

Risk management derivatives

In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. These derivatives include interest rate swaps, swaptions, floors and forward purchase commitments. The Company began applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, as of April 1, 2004 to most of its MSR and the related derivatives. The fair value of certain derivatives, for which the Company either did not achieve or did not attempt to achieve fair value hedge accounting treatment, is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain/loss from derivatives.

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

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. As of December 31, 2005 and 2004, the Company’s embedded derivatives are considered clearly and closely related to the host contract and are not required to be separated from their host contracts.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At December 31, 2005 and 2004, the gross positive fair value of the Company’s derivative financial instruments used for risk management purposes was $792 million and $899 million. The Company’s master netting agreements at December 31, 2005 and 2004 reduced this gross positive fair value by $561 million and $266 million. The Company’s collateral against derivative financial instruments was $82 million and $280 million at December 31, 2005 and 2004. Accordingly, the Company’s net exposure to derivative counterparty credit risk at December 31, 2005 and 2004 was $149 million and $353 million.

Note 22:  Fair Value of Financial Instruments

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because an active secondary market does not exist for a portion of the Company’s financial instruments, fair value estimates were based on management’s judgment concerning future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, considerable judgment was required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company did not attempt to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments include premises and equipment, net tax assets/liabilities, real estate held for investment, foreclosed assets and other intangible assets. In addition, the value of the servicing rights for loans sold in which the MSR has not been capitalized was excluded from the valuation. Finally, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered in any of the valuations.

Assets and liabilities whose carrying amounts approximate fair value include cash and cash equivalents, federal funds sold and securities purchased under resale agreements, trading assets, available-for-sale securities, investment in FHLBs, checking accounts, savings accounts and money market deposit accounts, federal funds purchased and commercial paper and derivative financial instruments.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2005 and 2004:

Federal funds sold and securities purchased under agreements to resell – The carrying amount represented fair value. Federal funds sold and securities purchased under resale agreements are investments of high liquidity and have characteristics similar to cash.

Trading assets – Fair values were based on quoted market prices or internal valuation models that utilize market data inputs and other assumptions.

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

Loans held in portfolio – Fair values were derived from quoted market prices, internal estimates and the pricing of similar instruments.

MSR – The fair value of MSR was estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. The fair value estimates exclude the value of the servicing rights for loans sold in which the MSR has not been capitalized.

Deposits – The fair value of checking accounts, savings accounts and money market deposit accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using projected cash flows, adjusted for the effects of anticipated retention. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities.

Other financial liabilities – These liabilities include federal funds purchased, commercial paper, repurchase agreements, advances from FHLBs and other borrowings. Fair values were derived from the market prices for similar instruments, internal estimates and quoted market prices. The discount rate for the respective financial liabilities was derived from the rate currently offered on similar borrowings.

Derivative financial instruments – The carrying value of these financial instruments represents their fair value and approximates the amount that the Company would pay or receive to settle the position. The Company determined fair value by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of the Company’s financial instruments was as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Loans held for sale	$33,582	$33,699	$42,743	$43,019
Loans held in portfolio, net of allowance for loan and lease losses	227,937	227,223	205,770	206,716
MSR	8,041	8,098	5,906	5,906
Financial Liabilities:
Time deposits	73,988	73,825	46,480	46,784
Securities sold under agreements to repurchase	15,532	15,526	15,944	15,963
Advances from FHLBs	68,771	68,704	70,074	70,027
Other borrowings	23,777	23,589	18,498	18,862

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23:  Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$27	$140	$61	$(228)	$–
Other interest income	5	6	15,729	(152)	15,588
Total interest income	32	146	15,790	(380)	15,588
Interest Expense
Borrowings	482	26	3,858	(392)	3,974
Other interest expense	–	–	3,730	(2)	3,728
Total interest expense	482	26	7,588	(394)	7,702
Net interest income (expense)	(450)	120	8,202	14	7,886
Provision for loan and lease losses	–	–	316	–	316
Net interest income (expense) after provision for loan and lease losses	(450)	120	7,886	14	7,570
Noninterest Income	32	4	5,755	(53)	5,738
Noninterest Expense	125	10	7,781	(46)	7,870
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(543)	114	5,860	7	5,438
Income tax expense (benefit)	(180)	28	2,158	–	2,006
Dividends from subsidiaries	1,005	2,857	–	(3,862)	–
Equity in undistributed income of subsidiaries	2,790	718	–	(3,508)	–
Net Income	$3,432	$3,661	$3,702	$(7,363)	$3,432

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$13	$55	$35	$(103)	$–
Other interest income	5	3	11,502	(160)	11,350
Total interest income	18	58	11,537	(263)	11,350
Interest Expense
Borrowings	305	26	2,127	(267)	2,191
Other interest expense	–	–	2,044	(1)	2,043
Total interest expense	305	26	4,171	(268)	4,234
Net interest income (expense)	(287)	32	7,366	5	7,116
Provision for loan and lease losses	–	–	209	–	209
Net interest income (expense) after provision for loan and lease losses	(287)	32	7,157	5	6,907
Noninterest Income	7	1	4,652	(48)	4,612
Noninterest Expense	119	4	7,460	(48)	7,535
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(399)	29	4,349	5	3,984
Income tax expense (benefit)	(58)	18	1,545	–	1,505
Dividends from subsidiaries	75	2,093	–	(2,168)	–
Equity in undistributed income of subsidiaries	3,144	988	–	(4,132)	–
Income from continuing operations, net of taxes	2,878	3,092	2,804	(6,295)	2,479
Discontinued operations, net of taxes	–	–	399	–	399
Net Income	$2,878	$3,092	$3,203	$(6,295)	$2,878

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2003
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$13	$5	$34	$(52)	$–
Other interest income	5	–	12,320	(162)	12,163
Total interest income	18	5	12,354	(214)	12,163
Interest Expense
Borrowings	262	26	2,301	(220)	2,369
Other interest expense	–	–	2,166	(1)	2,165
Total interest expense	262	26	4,467	(221)	4,534
Net interest income (expense)	(244)	(21)	7,887	7	7,629
Provision for loan and lease losses	–	–	42	–	42
Net interest income (expense) after provision for loan and lease losses	(244)	(21)	7,845	7	7,587
Noninterest Income	13	1	5,855	(19)	5,850
Noninterest Expense	124	3	7,306	(25)	7,408
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed loss of subsidiaries	(355)	(23)	6,394	13	6,029
Income tax expense (benefit)	(184)	(7)	2,427	–	2,236
Dividends from subsidiaries	4,833	3,883	–	(8,716)	–
Equity in undistributed loss of subsidiaries	(782)	(22)	–	804	–
Income from continuing operations, net of taxes	3,880	3,845	3,967	(7,899)	3,793
Discontinued operations, net of taxes	–	–	87	–	87
Net Income	$3,880	$3,845	$4,054	$(7,899)	$3,880

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,693	$(1,368)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	1,790	(6,694)	–
Investment in subsidiaries	35,018	30,267	–	(65,285)	–
Other assets	1,404	605	51,995	(2,557)	51,447
Total assets	$38,613	$34,538	$346,592	$(75,904)	$343,839
Liabilities
Notes payable to subsidiaries	$266	$549	$8,244	$(9,059)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	537	34	202,088	(1,597)	201,062
Total liabilities	10,997	1,288	314,594	(10,656)	316,223
Stockholders’ Equity	27,616	33,250	31,998	(65,248)	27,616
Total liabilities and stockholders’ equity	$38,613	$34,538	$346,592	$(75,904)	$343,839

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$1,517	$71	$4,882	$(2,015)	$4,455
Available-for-sale securities	60	–	19,155	4	19,219
Loans, net of allowance for loan and lease losses	1	10	248,502	–	248,513
Notes receivable from subsidiaries	1,580	2,400	1,817	(5,797)	–
Investment in subsidiaries	26,488	23,533	–	(50,021)	–
Other assets	810	426	37,561	(3,066)	35,731
Total assets	$30,456	$26,440	$311,917	$(60,895)	$307,918
Liabilities
Notes payable to subsidiaries	$258	$1,183	$6,623	$(8,064)	$–
Borrowings	8,516	309	99,736	–	108,561
Other liabilities	456	14	180,461	(2,800)	178,131
Total liabilities	9,230	1,506	286,820	(10,864)	286,692
Stockholders’ Equity	21,226	24,934	25,097	(50,031)	21,226
Total liabilities and stockholders’ equity	$30,456	$26,440	$311,917	$(60,895)	$307,918

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$3,432	$3,661	$(3,661)	$3,432
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,790)	(718)	3,508	–
(Increase) decrease in other assets	(574)	8	(6,748)	(7,314)
Increase (decrease) in other liabilities	75	112	3,191	3,378
Other	(1)	(187)	2,457	2,269
Net cash provided (used) by operating activities	142	2,876	(1,253)	1,765
Cash Flows from Investing Activities
Purchase of securities	–	–	(22,501)	(22,501)
Proceeds from sales and maturities of securities	2	–	19,824	19,826
Origination of loans, net of principal payments	–	2	(10,385)	(10,383)
Decrease (increase) in notes receivable from subsidiaries	226	(1,150)	924	–
Investment in subsidiaries	(745)	(615)	1,360	–
Other	–	–	(1,560)	(1,560)
Net cash provided (used) by investing activities	(517)	(1,763)	(12,338)	(14,618)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,878	(238)	4,290	5,930
Cash dividends paid on preferred and common stock	(1,709)	(925)	925	(1,709)
Repurchase of common stock	(921)	–	–	(921)
Other	391	87	10,834	11,312
Net cash provided (used) by financing activities	(361)	(1,076)	16,049	14,612
Increase (decrease) in cash and cash equivalents	(736)	37	2,458	1,759
Cash and cash equivalents, beginning of year	1,517	71	2,867	4,455
Cash and cash equivalents, end of year	$781	$108	$5,325	$6,214

(1)      Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$2,878	$3,092	$(3,092)	$2,878
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,144)	(988)	4,132	–
(Increase) decrease in other assets	363	(309)	(3,606)	(3,552)
Increase (decrease) in other liabilities	(437)	(282)	(341)	(1,060)
Other	1	–	(17,982)	(17,981)
Net cash provided (used) by operating activities	(339)	1,513	(20,889)	(19,715)
Cash Flows from Investing Activities
Purchase of securities	–	–	(5,586)	(5,586)
Proceeds from sales and maturities of securities	1	–	27,605	27,606
Origination of loans, net of principal payments	1	3	(39,312)	(39,308)
Decrease (increase) in notes receivable from subsidiaries	943	(2,200)	1,257	–
Investment in subsidiaries	286	(438)	152	–
Other	–	–	1,315	1,315
Net cash provided (used) by investing activities	1,231	(2,635)	(14,569)	(15,973)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,721	1,143	11,696	14,560
Cash dividends paid on preferred and common stock	(1,510)	(75)	75	(1,510)
Repurchase of common stock	(712)	–	–	(712)
Other	310	79	20,398	20,787
Net cash provided (used) by financing activities	(191)	1,147	32,169	33,125
Increase (decrease) in cash and cash equivalents	701	25	(3,289)	(2,563)
Cash and cash equivalents, beginning of year	816	46	6,156	7,018
Cash and cash equivalents, end of year	$1,517	$71	$2,867	$4,455

(1)      Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2003
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$3,880	$3,845	$(3,845)	$3,880
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	782	22	(804)	–
(Increase) decrease in other assets	(143)	400	(1,365)	(1,108)
Increase (decrease) in other liabilities	564	423	(2,025)	(1,038)
Other	(3)	–	9,337	9,334
Net cash provided (used) by operating activities	5,080	4,690	1,298	11,068
Cash Flows from Investing Activities
Purchase of securities	(3)	–	(41,049)	(41,052)
Proceeds from sales and maturities of securities	1	–	50,586	50,587
Origination of loans, net of principal payments	–	2	(31,008)	(31,006)
Decrease (increase) in notes receivable from subsidiaries	(2,240)	(200)	2,440	–
Investment in subsidiaries	(520)	269	251	–
Other	–	–	4,021	4,021
Net cash provided (used) by investing activities	(2,762)	71	(14,759)	(17,450)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,573	(3)	10,632	12,202
Cash dividends paid on preferred and common stock	(1,206)	(4,817)	4,817	(1,206)
Repurchase of common stock	(2,699)	–	–	(2,699)
Other	420	58	(2,459)	(1,981)
Net cash provided (used) by financing activities	(1,912)	(4,762)	12,990	6,316
Increase (decrease) in cash and cash equivalents	406	(1)	(471)	(66)
Cash and cash equivalents, beginning of year	410	47	6,627	7,084
Cash and cash equivalents, end of year	$816	$46	$6,156	$7,018

(1)      Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24:  Discontinued Operations

During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations and cash flows have been removed from the Company’s results of continuing operations for years ended December 31, 2004 and 2003 on the Consolidated Statements of Income, Cash Flows and Notes to the Consolidated Financial Statements, unless otherwise noted. The results from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance Corporation.

Results of operations for Washington Mutual Finance Corporation, excluding the gain recognized upon its sale, were as follows:

	Year Ended December 31,
	2004	2003
	(in millions)
Net interest income	$–	$433
Provision for loan and lease losses	–	153
Noninterest income	–	24
Noninterest expense	32	167
Income tax expense (benefit)	(11)	50
Net income (loss)	$(21)	$87

Note 25:  Operating Segments

The Company has four operating segments for the purpose of management reporting: the Retail Banking and Financial Services Group, the Home Loans Group (previously called the “Mortgage Banking Group”), the Card Services Group and the Commercial Group. The results of these operating segments are based on the Company’s management accounting process. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer.

The principal activities of the Retail Banking and Financial Services Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company’s portfolio of home loans held for investment, excluding loans originated by Long Beach Mortgage Company (which are held by the Commercial Group).

Deposit products offered by the segment in all its stores include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts.

Financial consultants provide investment advisory and securities brokerage services to the public while licensed bank employees offer fixed annuities. The Company’s mutual fund management business offers investment advisory and mutual fund distribution services.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This segment’s home loan portfolio consists of home loans purchased from both the Home Loans Group and secondary market participants. The segment also purchases and re-underwrites loans to subprime borrowers which are held in the home loan portfolio. Loans held in portfolio generate interest income and loan-related noninterest income, such as late fees and prepayment fees.

The principal activities of the Home Loans Group include: (1) originating and servicing home loans; (2) buying and selling home loans in the secondary market; and (3) selling insurance-related products and participating in reinsurance activities with other insurance companies.

Home loans are either originated in the retail and wholesale channels or are purchased from other lenders through the correspondent channel. The profitability of each channel varies over time and the Company’s emphasis on each channel varies accordingly. The segment offers a wide variety of home loans, including: fixed-rate home loans; adjustable-rate home loans or “ARMs” (where the interest rate may be adjusted as frequently as every month); hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 to 5 years, and then converts to an ARM that reprices monthly or annually, depending on the product); Option ARM loans (for more details on Option ARMs, refer to Management’s Discussion and Analysis – “Credit Risk Management”); and government insured or guaranteed home loans.

From an enterprise-wide perspective, loans are either retained or sold. Loans which are sold generate gain or loss on sale as well as interest income from the time they are funded until the time they are sold, while loans held in portfolio generate interest income and ancillary noninterest income. Fixed-rate home loans, which subject the Company to more interest rate risk than other types of home loans, are generally sold as part of the Company’s overall asset/liability risk management process. The decision to retain or sell other home loan products requires balancing the combination of additional interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the size of the gain or loss that would be realized if the loans were sold. Such decisions are elements of the Company’s capital management process.

For management reporting purposes, home loans originated by this segment are either transferred through inter-segment sales to the Retail Banking and Financial Services Group or are sold to secondary market participants, including the housing government-sponsored enterprises – such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the regional branches of the Federal Home Loan Banks. The premium received on inter-segment sales to the Retail Banking and Financial Services Group is based on prices available in the secondary market, adjusted for hedging costs.

The Home Loans Group typically retains the right to service all home loans, whether held for sale, sold to secondary market participants or held in portfolio by the Retail Banking and Financial Services Group. Mortgage servicing involves the administration and collection of home loan payments. In servicing home loans, the Company collects and remits loan payments, responds to borrower inquiries, applies the collected principal and interest to the individual loans, collects, holds and disburses escrow funds for payment of property taxes and insurance premiums, counsels delinquent customers, supervises foreclosures and property dispositions and generally administers the loans. In return for performing these functions, the Company receives servicing fees and other remuneration.

In addition to selling loans to secondary market participants, the Home Loans Group generates both interest income and noninterest income by acquiring home loans from a variety of sources, pooling and securitizing those loans, selling the resulting mortgage-backed securities to secondary market participants and providing ongoing servicing and bond administration for all securities issued.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Home Loans Group makes insurance products available to its customers that complement the mortgage process, including private mortgage insurance, mortgage life insurance, flood, homeowners’, earthquake and other property and casualty insurance. Other types of insurance products made available include accidental death and dismemberment and term and whole life insurance. This segment also manages the Company’s captive reinsurance activities.

The principal activities of the Card Services Group include: (1) originating and servicing of credit card loans; and (2) providing other cardholder services. The Card Services Group manages the Company’s credit card operations, which target customers by leveraging the Company’s retail banking distribution network and through direct mail solicitations, which serve as the Group’s primary new customer acquisition channel, augmented by direct mail solicitation, online and telemarketing activities and other marketing programs. In addition to credit cards, this segment markets a variety of cardholder service products to its customer base. These products, which may be originated within the Company or jointly marketed with others, include debt suspension, auto- and health-related services, credit-related services, and selected insurance products.

The principal activities of the Commercial Group include: (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; (2) originating and servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; (3) providing financing and other banking services to mortgage bankers for the origination of residential mortgage loans; and (4) originating and servicing home loans made to subprime borrowers through the Company’s subsidiary, Long Beach Mortgage Company.

The multi-family lending business, which accounts for a majority of the Group’s revenues, is comprised of three key activities: originating and managing loans retained in the loan portfolio, servicing all originated loans, whether they are retained or sold, and providing ancillary banking services to enhance customer retention. Combining these three activities into one integrated business model has allowed the Commercial Group to become a leading originator and holder of multi-family loans. The Group’s multi-family lending program has a market share of more than 20% in certain key cities along the west coast, is rapidly gaining market share in certain key cities on the east coast and is targeting similar success in other selected target markets.

As part of the Company’s specialty mortgage finance operations, the Group also originates home loans to subprime borrowers through the broker network maintained by Long Beach Mortgage Company, a wholly-owned subsidiary of the Company. Such loans may be held in the Company’s specialty mortgage finance home loan portfolio or sold to secondary market participants. The Company generally retains the servicing relationship on loans which it has sold.

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments and the community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

traditionally underserved communities. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances, lower of cost or fair value adjustments and the write-off of inter-segment premiums associated with transfers of loans from the Retail Banking and Financial Services Group to the Home Loans Group when home loans previously designated as held for investment are moved to held for sale and all charges incurred from the Company’s cost containment initiative, which was a key initiative during 2004.

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. In order to more closely align the segments’ operating results with other internal profitability measures, the Company has discontinued the practice of allocating a goodwill cost of capital charge to the operating segments. Prior periods have been conformed to reflect this change in methodology. Methodologies that are applied to the measurement of segment profitability include: (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company’s assets and liabilities and concentrates their sensitivities within the Treasury Division, where it is centrally managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management’s current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This process differs from the “losses inherent in the loan portfolio” methodology that is used to measure the allowance for loan and lease losses for consolidated reporting purposes. This methodology is used to provide segment management with provision information for strategic decision making; (3) the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and (5) inter-segment activities which include the transfer of originated mortgage loans that are to be held in portfolio from the Home Loans Group to the Retail Banking and Financial Services Group and a broker fee arrangement between Home Loans and Retail Banking and Financial Services. When originated mortgage loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking and Financial Services Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking and Financial Services Group when home loans are initiated through retail banking stores, while the Home Loans Group records a broker fee when the origination of home equity loans and lines of credit are initiated through home loan stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

During the fourth quarter of 2005 the Company began integrating the Card Services Group into its management accounting process. During this period only the funds transfer pricing methodology was applied to this segment.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial highlights by operating segment were as follows:

	Year Ended December 31, 2005
	Retail Banking and Financial Services Group	Home Loans Group	Card Services(1)	Commercial Group	Corporate Support/ Treasury and Other	Reconciling Adjustments(2)		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$5,478	$1,181	$637	$1,371	$(831)	$50	(3)	$7,886
Provision for loan and lease losses	165	–	454	7	1	(311	)(4)	316
Noninterest income (expense)	3,049	2,192	352	478	(118)	(215	)(5)	5,738
Inter-segment revenue (expense)	42	(42)	–	–	–	–		–
Noninterest expense	4,444	2,140	268	637	381	–		7,870
Income (loss) before income taxes	3,960	1,191	267	1,205	(1,331)	146		5,438
Income taxes (benefit)	1,495	449	101	455	(536)	42	(6)	2,006
Net income (loss)	$2,465	$742	$166	$750	$(795)	$104		$3,432
Performance and other data:
Efficiency ratio(7)	51.85%	64.23%	27.08%	34.46%	n/a	n/a		57.76%
Average loans	$180,556	$30,898	$4,908	$47,147	$1,088	$(4,316	)(8)	$260,281
Average assets	193,342	52,915	5,595	51,594	27,319	(4,088	)(8)(9)	326,677
Average deposits	136,894	14,036	n/a	7,872	27,221	n/a		186,023
Loan volume	46,951	172,928	n/a	41,000	278	n/a		261,157
Employees at end of period	30,437	13,256	3,124	4,182	9,799	n/a		60,798

(1)                 On October 1, 2005, the Company completed its acquisition of Providian Financial Corporation. As such, the financial results for 2005 only include the operating results for the final three months of that year. Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)                 The managed basis presentation of Card Services excludes the impact of securitizations, including their effect on income, the provision for credit losses and average loans and assets. Securitization adjustments to arrive at the reported GAAP results for the fourth quarter of 2005 were: a decrease of $409 million in net interest income; an increase of $150 million in noninterest income; a decrease of $259 million in the provision for credit losses; a decrease of $11.01 billion in average loans; and a decrease of $9.27 billion in average assets, all of which are eliminated within Reconciling Adjustments.

(3)                 Represents the difference between home loan premium amortization recorded by the Retail Banking and Financial Services Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking and Financial Services Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking and Financial Services Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(4)                 Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(5)                 Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. As the Home Loans Group holds no loans in portfolio, all loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(6)                 Represents the tax effect of reconciling adjustments.

(7)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(8)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)                 Includes the impact to the allowance for loan and lease losses of $211 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Retail Banking and Financial Services Group	Home Loans Group	Commercial Group	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,999	$1,240	$1,314	$(869)	$432	(1)	$7,116
Provision for loan and lease losses	164	–	41	4	–	(2)	209
Noninterest income (expense)	2,758	2,228	379	(145)	(608	)(3)	4,612
Inter-segment revenue (expense)	23	(23)	–	–	–		–
Noninterest expense	4,123	2,411	594	407	–		7,535
Income (loss) from continuing operations before income taxes	3,493	1,034	1,058	(1,425)	(176)		3,984
Income taxes (benefit)	1,305	386	395	(569)	(12	)(4)	1,505
Income (loss) from continuing operations	2,188	648	663	(856)	(164)		2,479
Income from discontinued operations, net of taxes	–	–	–	399	–		399
Net income (loss)	$2,188	$648	$663	$(457)	$(164)		$2,878
Performance and other data:
Efficiency ratio(5)	53.00%	69.99%	35.06%	n/a	n/a		64.25%
Average loans	$163,328	$23,591	$37,916	$889	$(1,570	)(6)	$224,154
Average assets	175,713	41,934	42,474	25,753	(1,796	)(6)(7)	284,078
Average deposits	130,337	16,299	7,108	11,664	n/a		165,408
Loan volume	55,282	182,212	28,978	261	n/a		266,733
Employees at end of period	27,341	13,838	3,385	8,015	n/a		52,579

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

(4)                 Represents the tax effect of reconciling adjustments.

(5)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(6)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(7)                 Includes the impact to the allowance for loan and lease losses of $226 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2003
	Retail Banking and Financial Services Group	Home Loans Group	Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,851	$2,382	$1,307		$(267)	$356	(1)	$7,629
Provision for loan and lease losses	175	14	99		8	(254	)(2)	42
Noninterest income	2,500	2,926	528		648	(752	)(3)	5,850
Inter-segment revenue (expense)	179	(179)	–		–	–		–
Noninterest expense	3,576	2,915	511		406	–		7,408
Income (loss) from continuing operations before income taxes	2,779	2,200	1,225		(33)	(142)		6,029
Income taxes (benefit)	1,065	839	468		(36)	(100	)(4)	2,236
Income from continuing operations	1,714	1,361	757		3	(42)		3,793
Income from discontinued operations, net of taxes	–	–	87		–	–		87
Net income	$1,714	$1,361	$844		$3	$(42)		$3,880
Performance and other data:
Efficiency ratio(5)	54.76%	56.83%	27.82%		n/a	n/a		54.96%
Average loans	$120,705	$42,990	$34,731		$759	$(1,260	)(6)	$197,925
Average assets	132,411	70,305	42,853		39,371	(1,821	)(6)(7)	283,119
Average deposits	125,440	27,112	5,384		5,649	n/a		163,585
Loan volume	29,717	374,004	28,356		168	n/a		432,245
Employees at end of period	26,564	22,287	5,824	(8)	9,045	n/a		63,720

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

(4)                 Represents the tax effect of reconciling adjustments.

(5)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(6)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking and Financial Services Group recognized from the transfer of portfolio loans from the Home Loans Group.

(7)                 Includes the impact to the allowance for loan and lease losses of $561 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

(8)                 Includes 2,346 employees reported as part of discontinued operations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$4,581	$3,940	$3,706	$3,360
Interest expense	2,427	2,024	1,780	1,470
Net interest income	2,154	1,916	1,926	1,890
Provision for loan and lease losses	217	52	31	16
Noninterest income	1,689	1,374	1,267	1,408
Noninterest expense	2,278	1,925	1,828	1,839
Income before income taxes	1,348	1,313	1,334	1,443
Income taxes	483	492	490	541
Net income	$865	$821	$844	$902
Earnings per common share:
Basic	$0.88	$0.95	$0.98	$1.04
Diluted	0.85	0.92	0.95	1.01
Common stock price per share:
High	44.54	43.60	42.73	42.55
Low	36.92	39.22	37.78	38.96
Dividends declared per common share	0.49	0.48	0.47	0.46

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$3,066	$2,811	$2,752	$2,721
Interest expense	1,216	1,071	958	989
Net interest income	1,850	1,740	1,794	1,732
Provision for loan and lease losses	37	56	60	56
Noninterest income	1,217	1,264	894	1,237
Noninterest expense	1,938	1,869	1,848	1,880
Income from continuing operations before income taxes	1,092	1,079	780	1,033
Income taxes	424	405	291	385
Income from continuing operations, net of taxes	668	674	489	648
Income from discontinued operations, net of taxes	–	–	–	399
Net income	$668	$674	$489	$1,047
Basic earnings per common share:
Income from continuing operations	$0.77	$0.78	$0.57	$0.75
Income from discontinued operations, net	–	–	–	0.46
Net income	0.77	0.78	0.57	1.21
Diluted earnings per common share:
Income from continuing operations	0.76	0.76	0.55	0.73
Income from discontinued operations, net	–	–	–	0.45
Net income	0.76	0.76	0.55	1.18
Common stock price per share:
High	42.32	40.19	44.25	45.28
Low	37.85	37.63	38.47	39.61
Dividends declared per common share	0.45	0.44	0.43	0.42

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-25188).
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Mutual, Inc. creating a class of preferred stock, Series RP (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-25188).

3.3	Restated Bylaws of the Company, as amended (Filed herewith).
4.1

Rights Agreement dated December 20, 2000 between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001, File No. 0-25188).

4.2	The registrant will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
4.3	Warrant Agreement dated as of April 30, 2001 (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-63976).
4.4

2003 Amended and Restated Warrant Agreement dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2003, File No. 1-14667).

10.1

Five-Year Credit Agreement dated as of August 4, 2005 among Washington Mutual, Inc., as borrower, the lenders party thereto, Bank of America, N.A., Barclays Bank PLC and Citibank, N.A., as the syndication agents, J.P. Morgan Securities, Inc. as sole lead arranger and sole bookrunner and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”) (Filed herewith).

10.2

Agreement and Plan of Merger, dated as of June 5, 2005 by and between Washington Mutual, Inc. and Providian Financial Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 9, 2005, File No. 1-14667).

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.3-10.39)
10.3

Washington Mutual, Inc. 2003 Equity Incentive Plan (the “EIP”) (Incorporated by reference to the 2003 10-K/A), as amended by (i) an Amendment No. 1 to the EIP (Incorporated by reference to the 2003 10-K/A), including (ii) a Form of the EIP Stock Option Agreement (1-Year Cliff Vesting) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “3Q 2004 10-Q”), (iii) a Form of the EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (iv) a Form of the EIP Notice of Stock Option Grant (Incorporated by reference to the 3Q 2004 10-Q), (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Cliff Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vi) a Form of the EIP Restricted Stock Award Agreement (3-Year Graduated Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vii) a Form of the EIP Performance Share Award Agreement (Incorporated by reference to the 3Q 2004 10-Q), (viii) Form of the EIP Restricted Stock Award Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2005, File No. 1-14667), (ix) Form of EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2004 (the “2004 10-K”), File No. 1-14667), and (x) Form of EIP Stock Option Agreement (1-Year Cliff Vesting Nonqualified Options) (Incorporated by reference to the 2004 10-K).

10.4

Washington Mutual 1994 Stock Option Plan as amended and restated as of February 15, 2000 (the “1994 Stock Option Plan”) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), File No. 1-14667), as amended by (i) a First Amendment to the 1994 Stock Option Plan (Incorporated by reference to the 2000 10-K), and (ii) a Second Amendment to the 1994 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”), File No. 1-14667).

10.5	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as amended and restated as of January 16, 2001 (Incorporated by reference to the 2001 10-K).
10.6

Amended and Restated 2002 Employee Stock Purchase Plan (the “ESPP”) (Incorporated by reference to the 2003 10-K/A), as amended by (i) an Amendment No. 1 to the ESPP (Incorporated by reference to the 2003 10-K/A), and (ii) an Amendment No. 2 to the ESPP (Incorporated by reference to the 2003 10-K/A).

10.7	WaMu Savings Plan as amended and restated effective January 1, 2006 (Filed herewith).
10.8	Washington Mutual Employee Service Award Plan (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 29, 1994, File No. 0-25188).
10.9

Washington Mutual, Inc. Supplemental Employees’ Retirement Plan, amended and restated effective July 20, 2004 (the “SERP”) (Filed herewith), as amended by (i) an Amendment No. 1 to the SERP) (Filed herewith).

10.10

Washington Mutual, Inc. Supplemental Executive Retirement Accumulation Plan, amended and restated effective January 1, 2004 (the “SERAP”) (Filed herewith), as amended by (i) an Amendment No. 1 to the SERAP) (Filed herewith).

10.11

Washington Mutual, Inc. Deferred Compensation Plan (the “DCP”), amended and restated effective July 20, 2004 (Incorporated by reference to the 2004 10-K), as amended by (i) an Amendment No. 1 to the DCP (Filed herewith), (ii) an Amendment No. 2 to the DCP (Filed herewith).

10.12	Washington Mutual, Inc. Executive Target Retirement Income Plan effective January 1, 2004 (Incorporated by reference to the 2004 10-K).
10.13	HR Committee establishment of 2006 Leadership Bonus Plan Criteria (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2006, File No. 1-14667).
10.14	Washington Mutual, Inc. 2006 Director Compensation Arrangements (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 20, 2005, File No. 1-14667).
10.15

The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994) (Incorporated by reference to the Quarterly Report of Great Western Financial Corporation (“Great Western”), on Form 10-Q for the quarter ended September 30, 1994, File No. 001-04075), as amended by (i) Amendment No. 1996-1 to the Great Western 1988 Stock Option and Incentive Plan effective December 10, 1996 (Incorporated by reference to Great Western Annual Report on Form 10-K for the year ended December 31, 1996 (the “Great Western’s 1996 10-K”) File No. 001-04075) including (ii) a Form of Director Stock Option Agreement (Incorporated by reference to Great Western’s Registration Statement on Form S-8 Registration No. 33-21469 pertaining to Great Western’s 1988 Stock Option and Incentive Plan), and (iii) a Form of Director Stock Option Agreement effective January 3, 1994 (Incorporated by reference to Great Western’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 001-04075).

10.16

Great Western Financial Corporation Directors’ Deferred Compensation Plan (1992 Restatement) (Incorporated by reference to Great Western’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-04075), as amended by (i) an Amendment to Great Western Financial Corporation Directors’ Senior Officers’ and basic Deferred Compensation Plans (1992 Restatement) (Incorporated by reference to Great Western’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 001-04075), (ii) an Amendment No. 2 to Directors’ Deferred Compensation Plan (1992 Restatement) (Incorporated by reference to Great Western’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 001-04075), and (iii) an Amendment No. 1996-2 to Directors’ Deferred Compensation Plan, dated December 10, 1996 (Incorporated by reference to Great Western’s 1996 10-K).

10.17

Restated Retirement Plan for Directors (Incorporated by reference to Great Western’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the “Great Western’s 2Q 1993 10-Q”), File No. 001-04075).

10.18

Employee Home Loan Program (Incorporated by reference to Great Western’s 2Q 1993 10-Q), as amended by (i) Amendment No. 1996-1 to Employee Home Loan Program effective December 10, 1996 (Incorporated by reference to Great Western’s 1996 10-K).

10.19

Omnibus Amendment 1997-1 amending the definition of change in control in the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the Great Western Financial Corporation Directors’ Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, and the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996 (Incorporated by reference to Great Western’s 1996 10-K).

10.20

H.F. Ahmanson & Company 1993 Stock Incentive Plan as amended (Incorporated by reference to H.F. Ahmanson & Company (“Ahmanson”) Annual Report on Form 10-K for the year ended December 31, 1996 (the “Ahmanson’s 1996 10-K”), File No. 1-08930).

10.21

H.F. Ahmanson & Company 1996 Nonemployee Directors’ Stock Incentive Plan (Incorporated by reference to Ahmanson’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “Ahmanson’s 1995 10-K”), File No. 1-08930).

10.22

Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson’s Annual Report on Form 10-K for the year ended December 31, 1989 (the “Ahmanson’s 1989 10-K”), File No. 1-08930), as amended by (i) First Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson’s 1995 10-K), and (ii) Second Amendment to Executive Life Insurance Plan of H.F. Ahmanson & Company (Incorporated by reference to Ahmanson’s 1996 10-K).

10.23	Senior Executive Life Insurance Plan of H.F. Ahmanson & Company, as amended and restated (Incorporated by reference to Ahmanson’s 1995 10-K).
10.24	H.F. Ahmanson & Company Supplemental Long Term Disability Plan (Incorporated by reference to Ahmanson’s 1989 10-K).
10.25	Amended Form of Indemnity Agreement between H.F. Ahmanson & Company and directors and executive officers (Incorporated by reference to Ahmanson’s 1989 10-K).
10.26

Deferred Compensation Plan for Board Members of The Dime Savings Bank of New York, FSB (the “DSB Director Deferred Compensation Plan”) as amended and restated effective as of July 24, 1997 (Incorporated by reference to the Dime Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (the “Dime’s 1997 10-K”) as amended by an Amendment to the DSB Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).

10.27

Retainer Continuation Plan for Independent Directors of The Dime Savings Bank of New York, FSB (the “Retainer Continuation Plan”) (Incorporated by reference to The Dime Savings Bank of New York, FSB Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on September 16, 1994 as Exhibit A to Dime Bancorp, Inc. (the “Dime”) Report on Form 8-K dated that date, File No. 001-13094), as amended by (i) an Amendment effective as of January 13, 1995, to the Retainer Continuation Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-13094), (ii) an Amendment effective as of December 31, 1996, to the Retainer Continuation Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “Dime’s 1996 10-K”), (iii) an Amendment effective March 1, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime’s 1996 10-K), (iv) an Amendment effective July 24, 1997, to the Retainer Continuation Plan (Incorporated by reference to Dime’s 1997 10-K), and (v) an Amendment to the Retainer Continuation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).

10.28

Dime Voluntary Deferred Compensation Plan for Directors (the “Bancorp Director Deferred Compensation Plan”), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime’s 1997 10-K), as amended by (i) an Amendment effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “Dime’s 1998 10-K”), (ii) an Amendment effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime’s 1999 10-K), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).

10.29

February 2001 WAMU Shares Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-14667), as amended by (i) Amendment No. 1 to February 2001 WAMU Shares Plan (Incorporated by reference to the 2003 10-K/A), (ii) Amendment No. 3 to February 2001 WAMU Shares Plan (Incorporated by reference to the 2003 10-K/A), and (iii) Amendments to the January 1999 WAMU Shares Plan and the February 2001 WAMU Shares Plan (collectively, the “Plans”) (Incorporated by reference to the 2003 10-K/A).

10.30	Employment Agreement of Kerry K. Killinger (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (the “1997 10-K”), File No. 0-25188).
10.31	Employment Agreement of Stephen J. Rotella (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2004, File No. 1-14667).
10.32

Restricted Stock Award Agreement, by and between the Company and Stephen J. Rotella, dated January 10, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2005, File No. 1-14667).

10.33	Employment Offer Letter of David C. Schneider (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 6, 2005, File No. 1-14667).
10.34	Employment Offer Letter of John Woods (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 27, 2005, File No. 1-14667).
10.35	Employment Offer Letter of Ronald J. Cathcart (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 2, 2005, File No. 1-14667).
10.36	Form of Employment Agreement for Executive Officers (Incorporated by reference to the 1997 10-K).
10.37	Form of Employment Agreement for Senior Vice Presidents (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-25188).
12.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).
21	List of Subsidiaries of the Registrant (Filed herewith).
23	Consent of Deloitte & Touche LLP (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).