Form 10-Q
period 2006-03-31
WASHINGTON MUTUAL INC
filed 2006-05-10
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐    No ☒.

The number of shares outstanding of the issuer’s classes of common stock as of April 28, 2006:

Common Stock – 960,750,311(1)

(1)  Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

		Page
PART I – Financial Information		1
Item 1.	Financial Statements	1
Consolidated Statements of Income – Three Months Ended March 31, 2006 and 2005		1
Consolidated Statements of Financial Condition – March 31, 2006 and December 31, 2005		2
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Three Months Ended March 31, 2006 and 2005		3
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2006 and 2005		4
Notes to Consolidated Financial Statements		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Cautionary Statements		26
Controls and Procedures		27
Overview		27
Critical Accounting Estimates		29
Recently Issued Accounting Standards		30
Summary Financial Data		31
Earnings Performance		32
Review of Financial Condition		40
Operating Segments		43
Off-Balance Sheet Activities		47
Capital Adequacy		48
Risk Management		49
Credit Risk Management		49
Liquidity Risk Management		52
Market Risk Management		54
Operational Risk Management		57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	27
PART II – Other Information		58
Item 1.	Legal Proceedings	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 6.	Exhibits	59

i

PART I – FINANCIAL INFORMATION
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$466	$472
Loans held in portfolio	3,576	2,615
Available-for-sale securities	322	224
Trading assets	198	79
Other interest and dividend income	95	43
Total interest income	4,657	3,433
Interest Expense
Deposits	1,221	696
Borrowings	1,319	774
Total interest expense	2,540	1,470
Net interest income	2,117	1,963
Provision for loan and lease losses	82	16
Net interest income after provision for loan and lease losses	2,035	1,947
Noninterest Income
Revenue from sales and servicing of home mortgage loans	263	775
Revenue from sales and servicing of consumer loans	431	1
Depositor and other retail banking fees	578	490
Credit card fees	138	–
Securities fees and commissions	119	110
Insurance income	33	46
Trading assets loss	(68)	(98)
Loss from sales of other available-for-sale securities	(7)	(122)
Other income	238	133
Total noninterest income	1,725	1,335
Noninterest Expense
Compensation and benefits	1,044	876
Occupancy and equipment	392	402
Telecommunications and outsourced information services	135	104
Depositor and other retail banking losses	56	55
Advertising and promotion	96	55
Professional fees	36	34
Other expense	452	313
Total noninterest expense	2,211	1,839
Income before income taxes	1,549	1,443
Income taxes	564	541
Net Income	$985	$902
Earnings per common share:
Basic	$1.01	$1.04
Diluted	0.98	1.01
Dividends declared per common share	0.50	0.46
Basic weighted average number of common shares outstanding (in thousands)	973,614	864,933
Diluted weighted average number of common shares outstanding (in thousands)	1,003,460	888,789

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2006	December 31, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$5,868	$6,214
Federal funds sold and securities purchased under agreements to resell	3,995	2,137
Trading assets (including securities pledged of $1,535 and $3,281)	9,958	10,999
Available-for-sale securities, total amortized cost of $27,424 and $24,810:
Mortgage-backed securities (including securities pledged of $2,438 and $3,950)	21,388	20,648
Investment securities (including securities pledged of $4,113 and $2,773)	5,586	4,011
Total available-for-sale securities	26,974	24,659
Loans held for sale	25,020	33,582
Loans held in portfolio	240,004	229,632
Allowance for loan and lease losses	(1,642)	(1,695)
Total loans held in portfolio, net of allowance for loan and lease losses	238,362	227,937
Investment in Federal Home Loan Banks	4,200	4,257
Mortgage servicing rights	8,736	8,041
Goodwill	8,298	8,298
Other assets	17,256	17,715
Total assets	$348,667	$343,839
Liabilities
Deposits:
Noninterest-bearing deposits	$36,531	$34,014
Interest-bearing deposits	163,471	159,153
Total deposits	200,002	193,167
Federal funds purchased and commercial paper	6,841	7,081
Securities sold under agreements to repurchase	15,471	15,532
Advances from Federal Home Loan Banks	65,283	68,771
Other borrowings	24,872	23,777
Other liabilities	8,069	7,880
Minority interests	1,973	15
Total liabilities	322,511	316,223
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 958,819,141 and 993,913,800 shares issued and outstanding	–	–
Capital surplus – common stock	6,414	8,176
Accumulated other comprehensive loss	(448)	(235)
Retained earnings	20,190	19,675
Total stockholders’ equity	26,156	27,616
Total liabilities and stockholders’ equity	$348,667	$343,839

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2004	874.3	$3,350	$(76)	$17,952	$21,226
Comprehensive income:
Net income	–	–	–	902	902
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(25)	–	(25)
Net unrealized gain from cash flow hedging instruments	–	–	17	–	17
Total comprehensive income					894
Cash dividends declared on common stock	–	–	–	(402)	(402)
Common stock repurchased and retired	(2.6)	(100)	–	–	(100)
Common stock issued	5.6	149	–	–	149
BALANCE, March 31, 2005	877.3	$3,399	$(84)	$18,452	$21,767
BALANCE, December 31, 2005	993.9	$8,176	$(235)	$19,675	$27,616
Cumulative effect from the adoption of Statement No. 156, net of income taxes(1)	–	–	6	29	35
Adjusted balance	993.9	8,176	(229)	19,704	27,651
Comprehensive income:
Net income	–	–	–	985	985
Other comprehensive loss, net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(208)	–	(208)
Net unrealized loss from cash flow hedging instruments	–	–	(10)	–	(10)
Minimum pension liability adjustments	–	–	(1)	–	(1)
Total comprehensive income					766
Cash dividends declared on common stock	–	–	–	(499)	(499)
Common stock repurchased and retired	(47.0)	(2,108)	–	–	(2,108)
Common stock issued	11.9	346	–	–	346
BALANCE, March 31, 2006	958.8	$6,414	$(448)	$20,190	$26,156

(1)           Refer to Note 3 – “Mortgage Banking Activities.”

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net income	$985	$902
Adjustments to reconcile income to net cash provided (used) by operating activities:
Provision for loan and lease losses	82	16
Gain from mortgage loans	(151)	(178)
Loss from sales of available-for-sale securities	1	119
Depreciation and amortization	196	688
Provision for mortgage servicing rights reversal	–	(427)
Stock dividends from Federal Home Loan Banks	(42)	(5)
Capitalized interest income from option adjustable-rate mortgages	(203)	(25)
Origination and purchases of loans held for sale, net of principal payments	(29,060)	(39,278)
Proceeds from sales of loans held for sale	34,681	35,033
Excess tax benefits from stock-based payment arrangement	(7)	–
Net decrease (increase) in trading assets	2,084	(344)
Decrease (increase) in other assets	271	(537)
(Decrease) increase in other liabilities	(95)	1,001
Net cash provided (used) by operating activities	8,742	(3,035)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(7,034)	(5,964)
Proceeds from sales and maturities of mortgage-backed securities	3,344	2,447
Proceeds from sales and maturities of other available-for-sale securities	120	874
Principal payments on available-for-sale securities	778	749
Redemption of Federal Home Loan Bank stock	96	91
Origination and purchases of loans held in portfolio	(26,138)	(21,653)
Principal payments on loans held in portfolio	17,336	19,013
Proceeds from sales of loans held in portfolio	308	138
Proceeds from sales of foreclosed assets	109	102
Net increase in federal funds sold and securities purchased under agreements to resell	(1,858)	(1,070)
Purchases of premises and equipment, net	(141)	(59)
Net cash used by investing activities	(13,080)	(5,332)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended March 31,
	2006	2005
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$6,835	$9,973
Increase in short-term borrowings	1,741	1,386
Proceeds from long-term borrowings	6,335	1,294
Repayments of long-term borrowings	(6,926)	(216)
Proceeds from advances from Federal Home Loan Banks	6,357	23,404
Repayments of advances from Federal Home Loan Banks	(9,844)	(26,745)
Proceeds from issuance of preferred securities	1,959	–
Excess tax benefits from stock-based payment arrangement	7	–
Cash dividends paid on common stock	(499)	(402)
Repurchase of common stock	(2,108)	(100)
Other	135	129
Net cash provided by financing activities	3,992	8,723
(Decrease) increase in cash and cash equivalents	(346)	356
Cash and cash equivalents, beginning of period	6,214	4,455
Cash and cash equivalents, end of period	$5,868	$4,811
Noncash Activities
Loans exchanged for mortgage-backed securities	$437	$668
Real estate acquired through foreclosure	143	106
Loans transferred from held for sale to held in portfolio, net	2,006	4,659
Mortgage-backed securities transferred from available-for-sale to trading(1)	858	–
Cash Paid During the Year For
Interest on deposits	$1,142	$616
Interest on borrowings	1,304	731
Income taxes	71	244

(1)    Refer to Note 3 – “Mortgage Banking Activities’’

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries (“Washington Mutual” or the “Company”). The Company’s financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In particular, prepayment fees were reclassified from noninterest income to interest income in conjunction with changes made to regulatory financial reporting standards by the Office of Thrift Supervision. The amount reclassified to interest income totaled $73 million for the three months ended March 31, 2005. Prepayment fees totaled $65 million for the three months ended March 31, 2006. All intercompany transactions and balances have been eliminated. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2005 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and achieve more consistency in the accounting for certain financial instruments. This Statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. Statement No. 155 is effective for all of the Company’s financial instruments acquired or issued after December 31, 2006. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2:  Earnings Per Share

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	973,614	864,933
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	16,743	14,270
Common stock warrants	10,437	9,586
Convertible debt(1)	2,666	–
Diluted weighted average number of common shares outstanding	1,003,460	888,789

(1)           Acquired on October 1, 2005 through the merger with Providian Financial Corporation.

For the three months ended March 31, 2006 and 2005, options to purchase approximately 18.7 million and 9.0 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2006, the conditions for releasing the shares from escrow had not occurred, and therefore, none of the shares in the escrow were included in the above computations.

Note 3:  Mortgage Banking Activities

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For each class of separately recognized servicing asset, this Statement permits an entity to choose either to amortize such assets in proportion to and over the period of estimated net servicing income and perform an impairment assessment at each reporting date, or to report servicing assets at fair value at each reporting date and record changes in fair value in earnings in the period in which the changes occur. At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities, provided that the securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets that are reported at fair value. As permitted by the early adoption provisions of this accounting standard, the Company applied Statement No. 156 to its financial statements on January 1, 2006 and elected to measure all classes of mortgage servicing assets at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale mortgage servicing rights (“MSR”) risk management securities to trading. The effects of these changes were recorded as cumulative effects of changes in accounting principle adjustments to retained earnings as of January 1, 2006 and were comprised of a $35 million adjustment, net of taxes, from the MSR fair value election and a $(6) million adjustment, net of taxes, from the transfer of available-for-sale securities, designated as MSR risk management instruments, to the trading portfolio. Upon electing the fair value method of accounting for its mortgage servicing assets, the Company discontinued the application of fair value hedge

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported.

Revenue from sales and servicing of home mortgage loans consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$157	$181
Revaluation gain from derivatives economically hedging loans to be sold(1)	52	80
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	209	261
Servicing activity:
Home mortgage loan servicing revenue, net(2)	572	510
Change in MSR fair value due to valuation inputs or assumptions	413	–
Change in MSR fair value due to payments on loans and other	(409)	–
MSR valuation adjustments(3)	–	539
Amortization of MSR	–	(570)
Revaluation gain (loss) from derivatives economically hedging MSR	(522)	35
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	54	514
Total revenue from sales and servicing of home mortgage loans	$263	$775

(1)           Represents derivatives used as economic hedges of loans held for sale and commitments to originate or purchase home loans to be sold.

(2)           Includes late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(3)           Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005.

Changes in the portfolio of loans serviced for others were as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Balance, beginning of period	$563,208	$540,392
Home loans:
Additions	35,026	34,533
Loan payments and other	(29,063)	(32,861)
Net change in commercial real estate loans serviced for others	330	733
Balance, end of period	$569,501	$542,797

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the balance of MSR were as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Balance, beginning of period	$8,041	$5,906
Home loans:
Additions	633	490
Changes in MSR fair value due to valuation inputs or assumptions	413	–
Payments on loans and other	(409)	–
Fair value basis adjustment(1)	57	–
Amortization	–	(570)
Impairment reversal	–	427
Statement No. 133 MSR accounting valuation adjustments	–	545
Net change in commercial real estate MSR	1	4
Balance, end of period	$8,736	$6,802	(2)

(1)           Pursuant to the adoption of Statement No. 156 on January 1, 2006, the $57 million difference between the net carrying value and fair value was recorded as an increase to the basis of the Company’s MSR.

(2)           At March 31, 2005, aggregate MSR fair value was $6.81 billion.

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended March 31,
	2006		2005
	(in millions)
Balance, beginning of period	$914		$1,981
Impairment reversal	–		(427)
Other-than-temporary impairment	–		(34)
Other	(914	)(1)	(7)
Balance, end of period	$–		$1,513

(1)           Pursuant to the adoption of Statement No. 156, the valuation allowance was written off against the recorded value of the MSR.

Note 4:  Guarantees

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. As of March 31, 2006 and December 31, 2005, the amount of loans sold without retained credit risk totaled $561.09 billion and $555.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recorded loss contingency reserves of $132 million as of March 31, 2006 and $130 million as of December 31, 2005 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

In 2004 and 2005, the Company’s Long Beach Mortgage Company subsidiary engaged in whole loan sale transactions of originated subprime loans in which it agreed to repurchase from the investor each “early payment default” loan at a price equal to the loan’s face value plus the amount of any premium paid by the investor. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value. In the fourth quarter of 2005, the Company experienced increased incidents of repurchases of early payment default loans sold by Long Beach Mortgage Company. The Company has recorded loss contingency reserves of $7 million as of March 31, 2006 and $40 million as of December 31, 2005 to cover estimated loss exposure related to such loan sales.

Note 5:  Stock-Based Compensation

Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment, using the modified prospective application transition method. As the Company had already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption are fully vested at December 31, 2005, Statement No. 123R did not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition. Prior to the Company’s adoption of Statement No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Consolidated Statements of Cash Flows. Statement No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle amounted to $25 million and has been reflected as a decrease to compensation and benefits expense.

Net income for the three months ended March 31, 2006 and 2005 includes $57 million and $36 million of compensation costs and $22 million and $14 million of income tax benefits related to the Company’s stock-based compensation arrangements. As the Company elected to use the modified prospective application method, results for the three months ended March 31, 2005 do not reflect any restated amounts.

Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. The following information is a description of the Company’s stock-based compensation plans:

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the 2003 EIP, the exercise price of the option must at least equal the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vest on a graded schedule over one to three years, depending on the terms of the grant, and expire ten years from the grant date.

1994 Stock Option Plan

Under the 1994 Stock Option Plan, options to purchase common stock of Washington Mutual were granted to officers, directors, consultants and advisors of the Company. Under the 1994 Plan, the exercise price of the option was equal to the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vest on a graded schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date.  The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company’s shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000. The 1994 Plan was replaced on April 15, 2003 with the 2003 EIP.

WAMU Shares Stock Option Plans

From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees.  The grants have been made pursuant to a series of plans, collectively known as “WAMU Shares.”  The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares Plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2003. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual’s common stock on designated dates, and all options vest one to three years after the award date and expire five to ten years from the award date.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status, and changes, of all stock option plans at March 31, 2006 during the three months then ended:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2005	19,590,567	$31.40	5.15	$237
Granted	–
Exercised	1,953,912	30.35
Forfeited	899	36.53
Outstanding at March 31, 2006	17,635,756	31.52	4.92	196
Outstanding options exercisable as of March 31, 2006	17,635,756	31.52	4.92	196
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2005	4,869,410	$36.59	4.22	$34
Granted	–
Exercised	987,298	35.34
Forfeited	144,456	34.53
Outstanding at March 31, 2006	3,737,656	37.00	4.61	21
Outstanding options exercisable as of March 31, 2006	3,737,656	37.00	4.61	21
Acquired Plans:
Outstanding at December 31, 2005	8,217,386	$51.98	4.74	$104
Granted	–
Exercised	1,086,469	19.38
Forfeited	78,348	85.27
Outstanding at March 31, 2006	7,052,569	56.36	4.48	74
Outstanding options exercisable as of March 31, 2006	7,052,569	56.36	4.48	74
2003 Equity Incentive Plan:
Outstanding at December 31, 2005	17,271,539	$40.91	8.38	$45
Granted	6,909,432	43.34
Exercised	417,984	40.01
Forfeited	516,987	41.80
Outstanding at March 31, 2006	23,246,000	41.63	8.51	29
Outstanding options exercisable as of March 31, 2006	8,549,791	40.62	7.46	17

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the options granted under the Company’s stock options plans is estimated on the date of the grant using a binomial model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, the historical volatility of the Company’s stock and other factors. Employees that have similar historical exercise behavior are grouped together for valuation purposes. The expected term of options granted is derived from historical exercise behavior combined with possible option lives based on remaining contractual terms of unexercised and outstanding options. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the rate available on zero-coupon government issues in effect at the time of the grant.

	Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value:
2003 Equity Incentive Plan	$8.05	$8.41
Dividend yield	4.70%	4.20-4.28%
Expected volatility	23.40-25.50	27.05-30.74
Risk free interest rate	4.22-4.63	3.55-4.15
Expected life (in years)	5.1-6.2 years	4.5-7 years

The total intrinsic value of options exercised under the plans during the three months ended March 31, 2006 and 2005 was $177 million and $32 million. As of March 31, 2006, there was $110 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

Cash received from stock options exercised for the three months ended March 31, 2006 was $132 million. The income tax benefits from stock options exercised total $24 million for the same period.

Equity Incentive Plan

The 2003 Equity Incentive Plan (“2003 EIP”) and its predecessor plans (the Equity Incentive Plan and the Restricted Stock Plan) permits grants of restricted stock, with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The Company measures the fair value of the 2003 EIP restricted stock awards based upon the market price of the underlying common stock as of the date of grant. The 2003 EIP restricted stock awards are amortized over their applicable vesting period (generally three years) using the straight-line method.

The following table presents the status and changes in restricted stock awards issued under all plans:

	Shares	Weighted Average Grant- Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	6,388,821	$40.80
Granted	3,748,628	43.33
Vested	1,617,361	41.53
Forteited	340,346	40.97
Nonvested balance at March 31, 2006	8,179,742	41.80

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2006, there was $279 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.5 years.

During the three months ended March 31, 2006 and 2005, 2003 EIP restricted stock and awards of 3.7 million and 3.5 million were granted with a weighted average grant-date per share fair value of $43.33 and $40.44. The total fair value of EIP restricted stock and awards vested during the three months ended March 31, 2006 and 2005 was $69 million and $43 million.

The 2003 Equity Incentive Plan also allows for awards denominated in units of stock (“performance units”). These awards are paid out at the Company’s discretion in cash or shares of Washington Mutual common stock at the end of a three-year period only if the Company achieves specified performance goals compared to the performance of a peer group in the S&P Financial Index. The fair value of performance awards is estimated at grant date utilizing a Monte Carlo valuation methodology to determine the value of the market condition, which is combined with the estimated value of the performance conditions. The total value of the award will be determined at the end of the three-year performance period based on the actual results of the performance conditions and the value of the market condition determined at the grant date.

The following table presents the status and changes in performance unit awards:

	Shares	Weighted Average Grant- Date Fair Value
Performance Unit awards:
Nonvested balance at December 31, 2005	1,086,348	$40.65
Granted	544,505	46.21
Vested	–	–
Forteited	91,469	41.45
Nonvested balance at March 31, 2006	1,539,384	42.56

As of March 31, 2006, there was $34 million of total unrecognized compensation cost related to unvested performance unit awards. The cost is expected to be recognized over a weighted average period of 2.3 years.

The Long-Term Cash Incentive program (“LTCIP”) provides eligible employees the opportunity to earn cash awards aligned with the Company’s common stock performance over a three-year period. Participants are awarded a number of units and on each of the three award anniversaries, participants receive a cash payment equal to the value of one-third of the participant’s units multiplied by the average closing price of Washington Mutual’s common stock over a period preceding the award anniversary date. These awards are classified as liabilities and are valued at each reporting period, based on the closing price of the Company’s common stock.

The following table presents the status and changes in LTCIP awards:

	Shares	Weighted Average Grant Current Fair Value
LTCIP awards:
Nonvested balance at December 31, 2005	1,429,180	$44.18
Granted	–	–
Vested	483,774	43.07
Forteited	13,105	42.83
Nonvested balance at March 31, 2006	932,301	42.30

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2006, there was $20 million of total unrecognized compensation cost related to unvested LTCIP awards. The cost is expected to be recognized over a weighted average period of 1.6 years. Cash used to settle vested LTCIP awards was $21 million for the three months ended March 31, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period. The Company pays for the program’s administrative expenses. The plan is open to all employees who are at least 18 years old and work at least 20 hours per week. Participation is through payroll deductions with a maximum annual contribution of 10% of each employee’s eligible cash compensation. Under the ESPP, dividends may be automatically reinvested at the discretion of the participant. The Company sold 163,356 and 138,054 shares to employees during the three months periods ended March 31, 2006 and 2005. At March 31, 2006, 2.2 million shares were reserved for future issuance under this plan.

Note 6:  Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The results of these operating segments are based on the Company’s management accounting process. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting that is equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer.

During the fourth quarter of 2005, the Company announced its plans to reorganize its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage Company, as well as its Mortgage Banker Finance lending operations within the Home Loans Group. This change in structure was effective as of January 1, 2006 and was retrospectively applied to the prior period operating segment financial results for comparability.

The principal activities of the Retail Banking Group include:  (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities, mutual fund management and other financial services; and (4) holding the Company’s portfolio of home loans held for investment, excluding home loans originated by Long Beach Mortgage Company (which are held by the Home Loans Group).

Deposit products offered by the segment in all its stores include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts.

Financial consultants provide investment advisory and securities brokerage services to the public while bank employees with insurance licenses offer fixed annuities. The Company’s mutual fund management business offers investment advisory and mutual fund distribution services.

This segment’s home loan portfolio consists of home loans purchased from both the Home Loans Group and secondary market participants. The segment also purchases and re-underwrites loans to

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subprime borrowers which are held in the home loan portfolio. Loans held in portfolio generate interest income, including prepayment fees, and loan-related noninterest income, such as late fees.

The principal activities of the Card Services Group include originating and servicing credit card loans and providing other cardholder services. The Card Services Group manages the Company’s credit card operations, which target customers by leveraging the Company’s retail banking distribution network and through direct mail solicitations, which serve as the Group’s primary new customer acquisition channels, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of cardholder service products to its customer base. These products, which may be originated within the Company or jointly marketed with others, include debt suspension, auto- and health-related services, credit-related services, and selected insurance products.

The principal activities of the Commercial Group include:  (1) providing financing to developers and investors for the acquisition or construction of multi-family dwellings and, to a lesser extent, other commercial properties; and (2) servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market.

The principal activities of the Home Loans Group include:  (1) originating and servicing home loans, including those home loans made to subprime borrowers through the Company’s subsidiary, Long Beach Mortgage Company; (2) buying and selling home loans in the secondary market; (3) providing financing and other banking services to mortgage bankers for the origination of mortgage loans; (4) holding Long Beach Mortgage Company’s home loans held for investment; and (5) selling insurance-related products and participating in reinsurance activities with other insurance companies.

Home loans are either originated in the retail and wholesale channels or are purchased from other lenders through the correspondent channel. The profitability of each channel varies over time and the Company’s emphasis on each channel varies accordingly. The segment offers a wide variety of home loans, including: fixed-rate home loans; adjustable-rate home loans or “ARMs” (where the interest rate may be adjusted as frequently as every month); hybrid home loans (where the interest rate is fixed for a predetermined time period, typically 3 to 5 years, and then converts to an ARM that reprices monthly or annually, depending on the product); government insured or guaranteed home loans; and Option ARM loans (which each month provide the borrower with the option to make a fully-amortizing, interest-only or minimum payment). Option ARM loans are not offered by Long Beach Mortgage Company.

As part of the Company’s specialty mortgage finance operations, this Group also originates home loans to subprime borrowers through the broker network maintained by Long Beach Mortgage Company. Such loans may be held in the Company’s specialty mortgage finance home loan portfolio or sold to secondary market participants.

From an enterprise-wide perspective, loans are either retained or sold. Loans which are sold generate gain or loss on sale as well as interest income from the time they are funded until the time they are sold, while loans held in portfolio generate interest income and ancillary noninterest income. The decision to retain or sell home loans, and the related decision to retain or not retain servicing when loans are sold, involve the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights. Fixed-rate home loans, which subject the Company to more interest rate risk than other types of home loans, are generally sold as part of the Company’s overall asset/liability risk management process. Such decisions are elements of the Company’s capital management process.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For management reporting purposes, home loans that are not held in portfolio by this segment are either transferred through inter-segment sales to the Retail Banking Group or are sold to secondary market participants, including the housing government-sponsored enterprises – such as Fannie Mae, Freddie Mac and the regional Federal Home Loan Banks. The premium received on inter-segment sales to the Retail Banking Group is based on prices available in the secondary market, adjusted for hedging costs.

The Home Loans Group may retain the right to service home loans, whether held for sale, sold to secondary market participants or held in portfolio. Mortgage servicing involves the administration and collection of home loan payments. In servicing home loans, the Company collects and remits loan payments, responds to borrower inquiries, applies the collected principal and interest to the individual loans, collects, holds and disburses escrow funds for payment of property taxes and insurance premiums, counsels delinquent customers, supervises foreclosures and property dispositions and generally administers the loans. In return for performing these functions, the Company receives servicing fees and other remuneration.

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

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments as well as the community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in traditionally underserved communities. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of inter-segment premiums.

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:  (1) a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company’s assets and liabilities and concentrates their sensitivities within the Treasury Division, where

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

it is centrally managed. Certain basis and other residual risk remains in the operating segments; (2) a calculation of the provision for loan and lease losses based on management’s current assessment of the long-term, normalized net charge-off ratio for loan products within each segment, which is recalibrated periodically to the latest available loan loss experience data. This calculation differs, in some respects, from the Company’s financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio under generally accepted accounting principles; (3) the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns; (4) the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and (5) inter-segment activities which include the transfer of certain originated home loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans are initiated through retail banking stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

During the fourth quarter of 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the first quarter of 2006, only the funds transfer pricing management accounting methodology was applied to this segment. As charges related to the administrative support functions of the former Providian Financial Corporation continue to be incurred by the Card Services Group, corporate overhead charges have not been allocated to this segment. The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2006
					Corporate
					Support/
	Retail	Card		Home	Treasury	Reconciling Adjustments
	Banking	Services	Commercial	Loans	and
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$ 1,523	$ 614	$ 198	$ 268	$ (173)	$ (432)	$ 119	(4)	$ 2,117
Provision for loan and lease losses	50	330	1	1	–	(225)	(75	)(5)	82
Noninterest income (expense)	741	345	13	408	173	207	(162	)(6)	1,725
Inter-segment revenue (expense)	14	–	–	(14)	–	–	–		–
Noninterest expense	1,160	289	68	599	95	–	–		2,211
Income (loss) before income taxes	1,068	340	142	62	(95)	–	32		1,549
Income taxes (benefit)	408	130	54	24	(52)	–	–		564
Net income (loss)	$ 660	$ 210	$ 88	$ 38	$ (43)	$ –	$ 32		$ 985
Performance and other data:
Efficiency ratio(7)	50.91%	30.15%	32.37%	90.47%	n/a	n/a	n/a		57.54%
Average loans	$ 189,142	$ 20,086	$ 31,011	$ 34,586	$ 1,142	$ (12,107)	$ (1,534	)(8)	$ 262,326
Average assets	202,235	22,764	33,833	64,198	33,452	(10,219)	(1,701	)(8)(9)	344,562
Average deposits	139,062	n/a	2,263	16,530	33,179	n/a	n/a		191,034
Loan volume	7,255	n/a	2,769	44,998	24	n/a	n/a		55,046
Employees at end of period	30,336	2,871	1,351	16,017	9,806	n/a	n/a		60,381

(1)   Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)   Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage Company, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization was retrospectively applied to prior periods.

(3)   The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

(4)   Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(5)   Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

(6)   Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(7)   The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(8)   Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(9)   Includes the impact to the allowance for loan and lease losses of $167 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2005
	Retail Banking Group	Commercial Group(1)	Home Loans Group(1)	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$ 1,401	$ 229	$ 396	$ (176)	$ 113	(2)	$ 1,963
Provision for loan and lease losses	37	1	1	–	(23	)(3)	16
Noninterest income (expense)	638	75	747	(63)	(62	)(4)	1,335
Inter-segment revenue (expense)	12	–	(12)	–	–		–
Noninterest expense	1,058	54	611	116	–		1,839
Income (loss) before income taxes	956	249	519	(355)	74		1,443
Income taxes (benefit)	361	94	196	(144)	34		541
Net income (loss)	$ 595	$ 155	$ 323	$ (211)	$ 40		$ 902
Performance and other data:
Efficiency ratio(5)	51.59%	17.83%	53.95%	n/a	n/a		55.77%
Average loans	$ 177,635	$ 29,563	$ 38,903	$ 1,082	$ (1,556	)(6)	$ 245,627
Average assets	190,496	32,726	61,038	25,713	(1,801	)(6)(7)	308,172
Average deposits	132,982	2,998	17,408	21,797	n/a		175,185
Loan volume	12,493	2,433	44,495	94	n/a		59,515
Employees at end of period	27,699	1,268	14,815	8,706	n/a		52,488

(1)      Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage Company, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization has been retrospectively applied to prior periods.

(2)      Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group includes this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(3)      Represents the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

(4)      Represents the difference between gain from mortgage loans primarily recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(5)      The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(6)      Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(7)      Includes the impact to the allowance for loan and lease losses of $245 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7:  Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$ 7	$ 29	$ 5	$ (41)	$ –
Other interest income	2	4	4,656	(5)	4,657
Total interest income	9	33	4,661	(46)	4,657
Interest Expense
Borrowings	144	7	1,209	(41)	1,319
Other interest expense	–	–	1,221	–	1,221
Total interest expense	144	7	2,430	(41)	2,540
Net interest income (expense)	(135)	26	2,231	(5)	2,117
Provision for loan and lease losses	–	–	82	–	82
Net interest income (expense) after provision for loan and lease losses	(135)	26	2,149	(5)	2,035
Noninterest Income	4	–	1,729	(8)	1,725
Noninterest Expense	32	10	2,176	(7)	2,211
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(163)	16	1,702	(6)	1,549
Income tax expense (benefit)	(48)	2	610	–	564
Dividends from subsidiaries	3,600	1,809	–	(5,409)	–
Equity in undistributed loss of subsidiaries	(2,500)	(729)	–	3,229	–
Net Income	$ 985	$ 1,094	$ 1,092	$ (2,186)	$ 985

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$ 4	$ 24	$ 3	$ (31)	$ –
Other interest income	1	–	3,470	(38)	3,433
Total interest income	5	24	3,473	(69)	3,433
Interest Expense
Borrowings	95	7	742	(70)	774
Other interest expense	–	–	696	–	696
Total interest expense	95	7	1,438	(70)	1,470
Net interest income (expense)	(90)	17	2,035	1	1,963
Provision for loan and lease losses	–	–	16	–	16
Net interest income (expense) after provision for loan and lease losses	(90)	17	2,019	1	1,947
Noninterest Income	4	–	1,354	(23)	1,335
Noninterest Expense	33	1	1,826	(21)	1,839
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(119)	16	1,547	(1)	1,443
Income tax expense (benefit)	(30)	7	564	–	541
Dividends from subsidiaries	285	284	–	(569)	–
Equity in undistributed income of subsidiaries	706	657	–	(1,363)	–
Net Income	$ 902	$ 950	$ 983	$ (1,933)	$ 902

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$2,902	$256	$6,314	$(3,604)	$5,868
Available-for-sale securities	54	–	26,920	–	26,974
Loans, net of allowance for loan and lease losses	–	8	263,374	–	263,382
Notes receivable from subsidiaries	30	950	484	(1,464)	–
Investment in subsidiaries	32,295	30,519	–	(62,814)	–
Other assets	1,403	529	50,959	(448)	52,443
Total assets	$36,684	$32,262	$348,051	$(68,330)	$348,667
Liabilities
Notes payable to subsidiaries	$268	$24	$1,172	$(1,464)	$–
Borrowings	9,727	465	102,275	–	112,467
Other liabilities	533	51	213,504	(4,044)	210,044
Total liabilities	10,528	540	316,951	(5,508)	322,511
Stockholders’ Equity	26,156	31,722	31,100	(62,822)	26,156
Total liabilities and stockholders’ equity	$36,684	$32,262	$348,051	$(68,330)	$348,667

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,653	$(1,328)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	473	(5,377)	–
Investment in subsidiaries	35,018	31,426	–	(66,444)	–
Other assets	1,404	605	51,926	(2,488)	51,447
Total assets	$38,613	$35,697	$345,166	$(75,637)	$343,839
Liabilities
Notes payable to subsidiaries	$266	$549	$6,918	$(7,733)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	537	34	201,988	(1,497)	201,062
Total liabilities	10,997	1,288	313,168	(9,230)	316,223
Stockholders’ Equity	27,616	34,409	31,998	(66,407)	27,616
Total liabilities and stockholders’ equity	$38,613	$35,697	$345,166	$(75,637)	$343,839

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$985	$1,094	$(1,094)	$985
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	2,500	698	(3,198)	–
Decrease in other assets	15	116	2,224	2,355
Increase (decrease) in other liabilities	48	105	(248)	(95)
Other	–	(2)	5,499	5,497
Net cash provided by operating activities	3,548	2,011	3,183	8,742
Cash Flows from Investing Activities
Purchase of securities	–	–	(7,034)	(7,034)
Proceeds from sales and maturities of securities	–	–	4,242	4,242
Origination of loans, net of principal payments	1	–	(8,803)	(8,802)
Decrease (increase) in notes receivable from subsidiaries	1,324	2,600	(3,924)	–
Investment in subsidiaries	84	(101)	17	–
Other	–	–	(1,486)	(1,486)
Net cash provided (used) by investing activities	1,409	2,499	(16,988)	(13,080)
Cash Flows from Financing Activities
Proceeds (repayments) from borrowings, net	(370)	(762)	(1,205)	(2,337)
Cash dividends paid on preferred and common stock	(499)	(3,600)	3,600	(499)
Repurchase of common stock	(2,108)	–	–	(2,108)
Other	141	–	8,795	8,936
Net cash provided (used) by financing activities	(2,836)	(4,362)	11,190	3,992
Increase (decrease) in cash and cash equivalents	2,121	148	(2,615)	(346)
Cash and cash equivalents, beginning of year	781	108	5,325	6,214
Cash and cash equivalents, end of year	$2,902	$256	$2,710	$5,868

(1)           Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$902	$950	$(950)	$902
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(706)	(621)	1,327	–
Increase in other assets	(491)	(219)	(171)	(881)
Increase (decrease) in other liabilities	(53)	284	770	1,001
Other	(2)	–	(4,055)	(4,057)
Net cash provided (used) by operating activities	(350)	394	(3,079)	(3,035)
Cash Flows from Investing Activities
Purchase of securities	–	–	(5,964)	(5,964)
Proceeds from sales and maturities of securities	–	–	4,070	4,070
Origination of loans, net of principal payments	–	–	(2,640)	(2,640)
Decrease (increase) in notes receivable from subsidiaries	(200)	–	200	–
Investment in subsidiaries	(17)	(10)	27	–
Other	–	–	(798)	(798)
Net cash used by investing activities	(217)	(10)	(5,105)	(5,332)
Cash Flows from Financing Activities
Proceeds (repayments) from borrowings, net	1,099	–	(1,976)	(877)
Cash dividends paid on preferred and common stock	(402)	(275)	275	(402)
Repurchase of common stock	(100)	–	–	(100)
Other	130	–	9,972	10,102
Net cash provided (used) by financing activities	727	(275)	8,271	8,723
Increase in cash and cash equivalents	160	109	87	356
Cash and cash equivalents, beginning of year	1,517	71	2,867	4,455
Cash and cash equivalents, end of year	$1,677	$180	$2,954	$4,811

(1)           Includes intercompany eliminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The Company’s Form 10-Q and other documents that it files with the Securities and Exchange Commission (“SEC”) contain forward-looking statements. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Management does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond management’s control or its ability to accurately forecast or predict their significance, which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Significant among these factors are:

•       Volatile interest rates impact the mortgage banking business;

•       Rising interest rates, unemployment and decreases in housing prices;

•       Risks related to the option adjustable-rate mortgage product;

•       Risks related to subprime lending;

•       Risks related to the integration of the Card Services business;

•       Risks related to credit card operations;

•       Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders;

•       The Company faces competition from banking and nonbanking companies;

•       General business and economic conditions, including movements in interest rates, the slope of the yield curve and the potential overextension of housing prices in certain geographic markets; and

•       Negative public opinion impacts the Company’s reputation.

Each of these factors can significantly impact the Company’s businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company’s ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements. These factors are described in greater detail in “Business – Factors That May Affect Future Results” in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain their effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal controls. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to the Company’s 2005 Annual Report on Form 10-K, “Management’s Report on Internal Control Over Financial Reporting.”

Overview

Net income for the first quarter of 2006 was $985 million, or $0.98 per diluted share, compared with $902 million, or $1.01 per diluted share, in the first quarter of 2005. Although net income increased, earnings per share declined due to the issuance of 127 million common shares in conjunction with the Company’s acquisition of Providian Financial Corporation in the fourth quarter of 2005.

Net interest income was $2.12 billion in the first quarter of 2006, compared with $1.96 billion in the first quarter of 2005. The increase was due to growth in average interest-earning assets, including the addition of the credit card portfolio from the Providian acquisition. Partially offsetting the increase in net interest income was contraction in the net interest margin. The net interest margin in the first quarter of 2006 was 2.75%, a decline of 8 basis points from the first quarter of 2005. The decrease was primarily due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by the continual increase in short-term interest rates since June of 2004. As the U.S. economy rebounded from the downturn during the early part of the decade, the Federal Reserve moved to reduce the stimulative economic effect of an accommodative monetary policy by initiating a series of 25 basis point increases in the targeted federal funds rate. This benchmark interest rate has increased from 1.00% in the second quarter of 2004 to 4.75% at the end of the first quarter of 2006. These increases have gradually shifted the Federal Reserve’s monetary policy towards an interest rate range that neither stimulates nor hinders economic forces. Although the Federal Reserve has not stated that the current federal funds rate represents a position of fiscal policy neutrality, it has indicated that the current rate is no longer at a level that would stimulate economic expansion. Accordingly, the current rate appears to be close to entering the Federal Reserve’s target zone. Until rates move into that zone, additional increases are likely. Since the Company’s adjustable-rate home loans and securities reprice to current market rates more slowly than its wholesale borrowing sources, the Company expects the net interest margin will continue to be pressured until the federal funds rate stabilizes.

Partially mitigating the disparity in repricing speeds is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. The average balance of home equity lines of credit was $37.18 billion in the first quarter of 2006, an increase of $2.70 billion, or 8% from the first quarter of 2005, while the yield on this portfolio increased from 5.29% to 7.18%. Additionally, the net interest margin benefited from the addition of the higher-yielding Providian credit card portfolio in the fourth quarter of 2005.

In conjunction with changes made to regulatory financial reporting standards by the Office of Thrift Supervision, the Company reclassified loan prepayment fees from portfolio loan-related noninterest income to interest income in the first quarter of 2006, and retrospectively applied this classification change to prior periods. The effect of this change increased the net interest margin by 8 basis points in the first quarter of 2006 and 10 basis points in the first quarter of 2005.

Noninterest income totaled $1.73 billion in the first quarter of 2006, compared with $1.34 billion in the first quarter of 2005. The increase was largely due to consumer loan sales and servicing income of $431 million and credit card fee income of $138 million, all of which is attributable to the acquisition of Providian on October 1, 2005. Also contributing to the increase in noninterest income was a litigation award of $134 million recorded in the first quarter of 2006 from the partial settlement of a supervisory goodwill lawsuit filed against the United States Government by Home Savings of America FSB, which the Company acquired in 1998. Partially offsetting these noninterest income increases was a decline in the profitability of the Company’s home mortgage loan operations.

Revenue from sales and servicing of home mortgage loans was $263 million in the first quarter of 2006, compared with $775 million for the same period in the prior year. The decrease is primarily attributable to higher mortgage servicing rights (“MSR”) risk management costs that occurred due to a flat yield curve interest rate environment and a change in the risk profile of the MSR asset due to higher mortgage interest rates. A key element of the valuation of the MSR asset is the expected life of the underlying mortgage loans. As mortgage interest rates move higher, the number of customers with a financial incentive to prepay their mortgages diminishes, which extends the expected life of the mortgage loan and increases the fair value of the MSR asset. However, as market interest rates approach or exceed the weighted average coupon rate on the Company’s portfolio of mortgage loans serviced, the effect of further increases in mortgage interest rates on the fair value of the MSR asset is less significant. At March 31, 2005, the Fannie Mae 30-year conventional fixed-mortgage rate was 5.48%, while the weighted average coupon rate of the Company’s loan servicing portfolio was 5.83%. Conversely, the Fannie Mae rate was 6.01% and the weighted average coupon rate of the servicing portfolio was 5.98% at March 31, 2006. Accordingly, the increase in the fair value of the MSR asset during the first quarter of 2005 was significantly larger than the increase in MSR fair value in the first quarter of 2006. In response to this change in MSR sensitivity, the Company repositioned its risk management instruments, primarily through the usage of interest rate option contracts. This repositioning contributed to higher hedging costs in the first quarter of 2006. The flat yield curve also affected the performance of the Company’s MSR risk management instruments. Some of these instruments, such as forward commitments to purchase mortgage-backed securities and interest rate swaps, produce more favorable results when the yield curve is steep.

With the current flat yield curve environment, the interest rates offered on the Company’s short-term adjustable-rate loans, such as the Option ARM, are nearly at the same level as rates offered on fixed-rate products and are higher than rates offered on medium-term adjustable-rate mortgages. Accordingly, short-term adjustable rate loans, as a percentage of total home loan volume, declined from 35% in the first quarter of 2005 to 23% in the first quarter of 2006, while medium-term and fixed-rate loans, as a percentage of total home loan volume, increased from 65% to 77% between the same periods. Although total home loan volume was down approximately 7% between the two periods, loan volume on medium-term adjustable-rate mortgages, which carry a fixed rate of interest during their initial interest rate period (which typically lasts for 3 or 5 years), was particularly strong, growing from $13.41 billion in the first quarter of 2005 to $16.52 billion in the first quarter of 2006, an increase of over 23%. These products substantially account for the $8.71 billion increase in the Company’s home loan portfolio since the end of 2005.

The Company recorded a provision for loan and lease losses of $82 million in the first quarter of 2006, compared with $217 million in the fourth quarter of 2005 and $16 million in the first quarter of 2005. Reflecting the higher risk profile associated with the unsecured, higher-yielding credit card lending activities that the Company acquired from its purchase of Providian, the provision in the first quarter of 2006 included a provision of $105 million that was attributable to the credit card portfolio. This amount was down from $195 million in the fourth quarter of 2005, reflecting significantly lower credit card charge-offs. Credit card loss rates were affected by the fourth quarter 2005 change in consumer bankruptcy law. As the new bankruptcy law is generally more restrictive to consumers, bankruptcy filings increased before the new law was enacted. This had the effect of accelerating charge-offs in the fourth quarter, with a corresponding reduction in the first quarter of 2006. Excluding the credit card portfolio, the Company recorded a $23 million reversal in the provision for loan and lease losses in the most recent quarter, reflecting the continuation of a benign residential credit lending environment that was fostered by generally stable or appreciating housing prices in the Company’s geographic markets, low unemployment rates and a relatively low mortgage interest rate environment.

The Company continues to grow its retail banking business by opening new stores and enhancing its array of products. During the first quarter of 2006, depositor and other retail banking fees were $578 million, an 18% increase from the same quarter of the prior year. The growth was driven by strong increases in the number of retail checking accounts, including strong customer responses to the Company’s new free checking product. The number of retail checking accounts at March 31, 2006 totaled approximately 10.2 million, an increase of over 1 million accounts from the March 31, 2005 total of 9.2 million. Total retail transaction accounts, which include checking, money market and savings accounts, increased by over 1.7 million over this same period. Since the beginning of the year, the Company has opened 29 new stores, and has established a target of opening between 150 and 200 new stores within its existing markets during 2006. Although the Company expects total noninterest expense to be higher in 2006 than in 2005 as a result of the continuing expansion of the retail banking franchise and the full-year effect of absorbing the credit card operations acquired from Providian into the Company’s cost structure, those efforts will also be accompanied by rigorous expense management discipline and the implementation of operational efficiencies and productivity improvements, including the redeployment of certain back office support operations to more cost-effective labor markets and the consolidation of other administrative support facilities.

On April 23, 2006 the Company and Commercial Capital Bancorp, Inc. (“CCB”), a multifamily and small commercial real estate lending institution located in Southern California, entered into a definitive agreement in which Washington Mutual, Inc. will acquire the outstanding shares of CCB in exchange for cash of $16.00 for each CCB share, which results in a preliminary transaction value of approximately $983 million. The acquisition is expected to be completed in the third quarter of 2006 and is subject to the approval of CCB shareholders and the Office of Thrift Supervision.

Critical Accounting Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. In some instances, different estimates and assumptions could have been reasonably used to supplant those that were applied. Had those alternative estimates and assumptions been applied, the differences that may result from those alternative applications could have a material effect on the financial statements.

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

Management has discussed the development and selection of these critical accounting estimates with the Company’s Audit Committee. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of March 31, 2006. These judgments, estimates and assumptions are described in greater detail in the Company’s 2005 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and achieve more consistency in the accounting for certain financial instruments. This Statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. Statement No. 155 is effective for all of the Company’s financial instruments acquired or issued after December 31, 2006. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

Summary Financial Data

	Three Months Ended March 31,
	2006	2005
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,117	$1,963
Net interest margin	2.75%	2.83%
Noninterest income	$1,725	$1,335
Noninterest expense	2,211	1,839
Net income	985	902
Basic earnings per common share	1.01	1.04
Diluted earnings per common share	0.98	1.01
Basic weighted average number of common shares outstanding (in thousands)	973,614	864,933
Diluted weighted average number of common shares outstanding (in thousands)	1,003,460	888,789
Dividends declared per common share	$0.50	$0.46
Return on average assets	1.14%	1.17%
Return on average common equity	14.18	16.63
Efficiency ratio(1)	57.54	55.77
Asset Quality
Nonaccrual loans(2)(3)	$1,731	$1,569
Foreclosed assets(3)	309	264
Total nonperforming assets(2)(3)	2,040	1,833
Nonperforming assets/total assets(2)(3)	0.59%	0.57%
Restructured loans(3)	$21	$27
Total nonperforming assets and restructured loans(2)(3)	2,061	1,860
Allowance for loan and lease losses(3)	1,642	1,280
Allowance as a percentage of total loans held in portfolio(3)	0.68%	0.60%
Provision for loan and lease losses	$82	$16
Net charge-offs	105	37
Capital Adequacy(3)
Stockholders’ equity to total assets	7.50%	6.81%
Tangible equity(4) to total tangible assets(4)	5.85	5.03
Estimated total risk-based capital to risk-weighted assets(5)	10.90	11.21
Per Common Share Data
Book value per common share(3)(6)	$27.45	$24.98
Market prices:
High	45.51	42.55
Low	41.89	38.96
Period end	42.62	39.50

(1)      The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(2)      Excludes nonaccrual loans held for sale.

(3)      As of quarter end.

(4)      Includes MSR, but excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets, all of which are applied to both the numerator and the denominator. At March 31, 2006 includes minority interests of $1.97 billion in the numerator.

(5)      Estimate of what the total risk-based capital ratio would be if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(6)      Excludes 6 million shares held in escrow at March 31, 2006 and 2005.

Summary Financial Data (Continued)

	Three Months Ended March 31,
	2006	2005
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$29,821	$38,307
Total loans held in portfolio	232,505	207,320
Total interest-earning assets	307,825	277,080
Total assets	344,562	308,172
Total interest-bearing deposits	158,434	142,639
Total noninterest-bearing deposits	32,600	32,546
Total stockholders’ equity	27,798	21,680
Period-end balance sheet:
Total loans held for sale	25,020	41,197
Total loans held in portfolio, net of allowance for loan and lease losses	238,362	212,834
Total assets	348,667	319,696
Total deposits	200,002	183,631
Total stockholders’ equity	26,156	21,767
Loan volume:
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs	7,121	15,644
Other ARMs	2,943	974
Total short-term adjustable-rate loans	10,064	16,618
Medium-term adjustable-rate loans(2)	16,521	13,409
Fixed-rate loans	17,605	17,723
Total home loan volume(3)	44,190	47,750
Total loan volume	55,046	59,515
Home loan refinancing(4)	23,756	28,641
Total refinancing(4)	24,758	29,703

(1)      Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)      Medium-term is defined as adjustable-rate loans that reprice after one year.

(3)      Includes specialty mortgage finance loans which represent purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company. Specialty mortgage finance loan volume was $6.42 billion and $7.66 billion for the three months ended March 31, 2006 and 2005.

(4)      Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance

Net Interest Income

Net interest income increased $154 million, or 8%, for the three months ended March 31, 2006 compared with the same period in 2005. The increase was due to growth in average interest-earning assets, which increased 11% between the same periods. Partially offsetting the increase in net interest income was contraction in the net interest margin, which declined 8 basis points from the first quarter of 2005. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continual increases in short-term interest rates since June of 2004. This causes compression in the margin as the Company’s interest-bearing liabilities reprice at a faster pace than the Company’s interest-earning assets. Partially mitigating the disparity in repricing speeds is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. Additionally, the margin benefited from the addition of the higher-yielding Providian credit card portfolio in the fourth quarter of 2005.

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$3,754	4.62%	$43	$1,354	2.55%	$9
Trading assets	11,692	6.80	198	5,713	5.54	79
Available-for-sale securities(1):
Mortgage-backed securities	20,144	5.29	266	15,487	4.45	173
Investment securities	4,845	4.62	56	4,627	4.44	51
Loans held for sale(2)	29,821	6.25	466	38,307	4.94	472
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	117,720	5.58	1,643	110,131	4.65	1,280
Specialty mortgage finance(5)	19,956	5.92	295	18,554	5.73	266
Total home loans	137,676	5.63	1,938	128,685	4.81	1,546
Home equity loans and lines of credit	51,331	6.97	884	44,679	5.44	601
Home construction(6)	2,059	6.34	33	2,242	5.77	32
Multi-family	25,758	5.92	382	22,667	5.08	288
Other real estate	5,157	6.84	88	5,425	6.71	91
Total loans secured by real estate	221,981	6.01	3,325	203,698	5.04	2,558
Consumer:
Credit card	7,808	10.74	206	–	–	–
Other	622	11.03	17	770	10.50	20
Commercial	2,094	5.42	28	2,852	5.25	37
Total loans held in portfolio	232,505	6.18	3,576	207,320	5.06	2,615
Other(7)	5,064	4.17	52	4,272	3.21	34
Total interest-earning assets	307,825	6.07	4,657	277,080	4.97	3,433
Noninterest-earning assets:
Mortgage servicing rights	8,260			6,090
Goodwill	8,298			6,196
Other assets	20,179			18,806
Total assets	$344,562			$308,172

(This table is continued on the next page.)

(1)         The average balance and yield are based on average amortized cost balances.

(2)         Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)         Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $98 million and $78 million for the three months ended March 31, 2006 and 2005.

(4)         Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $203 million and $25 million for the three months ended March 31, 2006 and 2005.

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

(7)         Interest-earning assets in nonaccrual status (other than loans) and related income, if any, are included within this category.

(Continued from the previous page.)

	Three Months Ended March 31,
	2006			2005
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$40,436	2.29%	$228	$49,917	1.63%	$201
Savings and money market deposits	44,816	2.38	263	41,997	1.42	147
Time deposits	73,182	4.02	730	50,725	2.77	348
Total interest-bearing deposits	158,434	3.11	1,221	142,639	1.97	696
Federal funds purchased and commercial paper	7,463	4.46	83	3,486	2.49	22
Securities sold under agreements to repurchase	15,280	4.46	170	16,621	2.65	110
Advances from Federal Home Loan Banks	66,995	4.46	746	66,591	2.82	469
Other	26,636	4.81	320	18,400	3.78	173
Total interest-bearing liabilities	274,808	3.72	2,540	247,737	2.39	1,470
Noninterest-bearing sources:
Noninterest-bearing deposits	32,600			32,546
Other liabilities	8,804			6,196
Minority interests	552			13
Stockholders’ equity	27,798			21,680
Total liabilities and stockholders’ equity	$344,562			$308,172
Net interest spread and net interest income		2.35	$2,117		2.58	$1,963
Impact of noninterest-bearing sources		0.40			0.25
Net interest margin		2.75			2.83

Noninterest Income

Noninterest income consisted of the following:

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(in millions)
Revenue from sales and servicing of home mortgage loans	$263	$775	(66)%
Revenue from sales and servicing of consumer loans	431	1	–
Depositor and other retail banking fees	578	490	18
Credit card fees	138	–	–
Securities fees and commissions	119	110	8
Insurance income	33	46	(29)
Trading assets loss	(68)	(98)	31
Loss from sales of other available-for-sale securities	(7)	(122)	94
Other income	238	133	77
Total noninterest income	$1,725	$1,335	29

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative MSR risk management instruments, consisted of the following:

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$157	$181	(13)%
Revaluation gain from derivatives economically hedging loans to be sold(1)	52	80	(35)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	209	261	(20)
Servicing activity:
Home mortgage loan servicing revenue, net(2)	572	510	13
Change in MSR fair value due to valuation inputs or assumptions	413	–	–
Change in MSR fair value due to payments on loans and other	(409)	–	–
MSR valuation adjustments(3)	–	539	–
Amortization of MSR	–	(570)	–
Revaluation gain (loss) from derivatives economically hedging MSR	(522)	35	–
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	54	514	(89)
Total revenue from sales and servicing of home mortgage loans	$263	$775	(66)

(1)           Represents derivatives used as economic hedges of loans held for sale and commitments to originate or purchase home loans to be sold.

(2)           Includes late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(3)           Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For each class of separately recognized servicing asset, this Statement permits an entity to choose either to amortize such assets in proportion to and over the period of estimated net servicing income and perform an impairment assessment at each reporting date, or to report servicing assets at fair value at each reporting date and record changes in fair value in earnings in the period in which the changes occur. At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities, provided that the securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets that are reported at fair value. As permitted by the early adoption provisions of this accounting standard, the Company applied Statement No. 156 to its financial statements on January 1, 2006 and elected to measure all classes of mortgage servicing assets at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale MSR risk management securities to trading. Upon electing the fair value method of accounting for its mortgage servicing assets, the Company discontinued the application of fair value hedge accounting. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported.

The retrospective application of this Statement to prior periods is not permitted. However, the Company believes that, due to the significant differences between the fair value measurement method and the lower of cost or fair value method of accounting for MSR, comparative, pro forma information prepared on a fair value basis of accounting that is consistent with the standards of Statement No. 156 is valuable to users of this financial information. Accordingly, the first quarter information for 2005 presented in the MSR valuation and risk management table below conforms to the presentation of the first quarter of 2006, and incorporates the assumption that the fair value measurement method of accounting for MSR was in effect during 2005. As such, all of the derivatives designated as MSR risk management instruments during that period are presented in the revaluation gain (loss) from derivatives line item, even if they previously qualified for hedge accounting treatment. This pro forma presentation only affects the classification of amounts reported within the individual line items of this table; it does not change, in total, the MSR valuation and risk management results disclosed in previous reports.

	Three Months Ended March 31,
	2006	(Pro Forma) 2005
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$413	$764
Gain (loss) on MSR risk management instruments:
Revaluation loss from derivatives	(522)	(398)
Revaluation loss from certain trading securities	(42)	(109)
Loss from sales of certain available-for-sale securities	–	(44)
Total loss on MSR risk management instruments	(564)	(551)
Total changes in MSR valuation and risk management	$(151)	$213

The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to trading assets income (loss) and the loss on other available-for-sale securities that are reported within noninterest income during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	MSR	Other	Total
	(in millions)
Trading assets loss	$(42)	$(26)	$(68)
Loss from sales of other available-for-sale securities	–	(7)	(7)

	Three Months Ended March 31, 2005
	MSR	Other	Total
	(in millions)
Trading assets gain (loss)	$(109)	$11	$(98)
Loss from sales of other available-for-sale securities	(44)	(78)	(122)

MSR valuation and risk management results were $(151) million in the first quarter of 2006, compared with $213 million in the first quarter of 2005. The decrease is largely attributable to a decrease in MSR valuation adjustments of approximately $350 million on a pro forma basis, reflecting a reduction in the MSR’s sensitivity to increases in interest rates. As interest rates move higher, the number of customers with a financial incentive to prepay their mortgages diminishes. This lengthens the expected life of the loan and thus increases the value of the MSR. However, when market interest rates approach or exceed the weighted average coupon rate on the Company’s portfolio of mortgage loans serviced, the effect of further increases in interest rates on the fair value of the MSR asset is less significant. The Fannie Mae 30-year mortgage rate at the end of the first quarters of 2006 and 2005 was 6.01% and 5.48%, respectively, compared with the weighted average coupon rate of the loan servicing portfolio of 5.98% and 5.83%, respectively. Accordingly, the increase in the fair value of the MSR asset during the first quarter of 2005 was significantly larger than the increase in MSR fair value in the first quarter of 2006. In response to this change in MSR sensitivity, the Company repositioned its risk management instruments, primarily through the usage of interest rate option contracts. This repositioning contributed to higher hedging costs in the first quarter of 2006. The flat yield curve also affected the performance of the Company’s MSR risk management instruments. Some of these instruments, such as forward commitments to purchase mortgage-backed securities and interest rate swaps, produce more favorable results when the yield curve is steep.

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. MSR represent the discounted present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential declines in fair value.

The Company estimates MSR fair value using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations. While the Company’s model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and anticipated changes in prepayment speeds. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions.

At March 31, 2006, key economic assumptions considered by these models and the sensitivity to immediate changes in those assumptions were as follows:

	March 31, 2006
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Subprime Loans
	(dollars in millions)
Fair value of home loan MSR	$5,671	$928	$1,756	$218
Expected weighted-average life (in years)	6.2	6.4	2.7	1.9
Constant prepayment rate(1)	10.94%	10.96%	30.21%	40.42%
Impact on fair value of 25% decrease	$720	$110	$336	$50
Impact on fair value of 50% decrease	1,622	247	849	122
Impact on fair value of 25% increase	(579)	(90)	(239)	(43)
Impact on fair value of 50% increase	(1,060)	(164)	(419)	(61)
Discounted cash flow rate	8.58%	10.59%	10.56%	20.53%
Impact on fair value of 25% decrease	$530	$100	$89	$13
Impact on fair value of 50% decrease	1,175	227	191	28
Impact on fair value of 25% increase	(441)	(81)	(79)	(11)
Impact on fair value of 50% increase	(814)	(148)	(149)	(20)

(1)           Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company’s determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K for further discussion of how MSR fair value is measured.

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments decreased due to lower sales volume and generally lower margins on those sales. The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur. At March 31, 2006, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $6 million.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans of $431 million and credit card fees of $138 million is attributable to the addition of the Company’s credit card operations in the fourth quarter of 2005.

Depositor and other retail banking fees increased by $88 million, or 18%, primarily due to growth in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at March 31, 2006 totaled approximately 8.0 million, compared with approximately 7.2 million at March 31, 2005.

Insurance income decreased $13 million, or 29%, predominantly due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during the first three months of 2006.

The decrease in loss from sales of other available-for-sale securities in the first quarter of 2006, compared with the same period in 2005, was due to the partial restructuring of the available-for-sale securities portfolio in the first quarter of 2005, which resulted in the sale of approximately $3 billion of lower-yielding debt securities and the subsequent purchase of securities with comparatively higher yields.

The increase in other income is substantially due to a $134 million litigation award recorded by the Company in the first quarter of 2006 from the partial settlement of the Company’s claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense consisted of the following:

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(in millions)
Compensation and benefits	$1,044	$876	19%
Occupancy and equipment	392	402	(2)
Telecommunications and outsourced information services	135	104	29
Depositor and other retail banking losses	56	55	3
Advertising and promotion	96	55	75
Professional fees	36	34	6
Postage	124	63	95
Loan expense	29	23	28
Other expense	299	227	32
Total noninterest expense	$2,211	$1,839	20

Employee compensation and benefits increased $168 million, or 19%, from the first quarter of 2005 primarily due to higher salaries expense resulting from an increase in employees, due to growth in the Company’s operations, including the addition of the Company’s credit card operations. The number of employees was 60,381 at March 31, 2006 compared with 52,488 at March 31, 2005. Also included within this line item is the one-time cumulative effect of the Company’s adoption of Statement No. 123R, Share-Based Payment, effective as of January 1, 2006. Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle was to decrease compensation and benefits expense by $25 million.

The increase in telecommunications and outsourced information services for the three months ended March 31, 2006 compared with the same period in 2005 was predominantly due to the addition of the Company’s credit card operations, partially offset by a reduction in vendor charges.

Substantially all of the increase in advertising and promotion expense for the three months ended March 31, 2006 was due to marketing and other professional services expense incurred due to the addition of the Company’s credit card operations.

Postage expense increased for the three months ended March 31, 2006 compared with the same period in 2005 primarily due to increased direct mail solicitation volume related to the Company’s credit card operations.

The increase in other expense from the first quarter of 2005 was partly due to the increase in amortization of other intangibles related to the Company’s purchase of Providian.

Review of Financial Condition

Securities

Securities consisted of the following:

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$77	$–	$(2)	$75
Agency	13,772	52	(209)	13,615
Private issue	7,891	10	(203)	7,698
Total mortgage-backed securities	21,740	62	(414)	21,388
Investment securities:
U.S. Government	1,344	–	(31)	1,313
Agency	3,108	–	(67)	3,041
Other debt securities	1,144	10	(11)	1,143
Equity securities	88	1	–	89
Total investment securities	5,684	11	(109)	5,586
Total available-for-sale securities	$27,424	$73	$(523)	$26,974

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private issue	6,633	18	(84)	6,567
Total mortgage-backed securities	20,771	73	(196)	20,648
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
Other debt securities	988	12	(4)	996
Equity securities	93	2	(1)	94
Total investment securities	4,039	14	(42)	4,011
Total available-for-sale securities	$24,810	$87	$(238)	$24,659

The realized gross gains and losses on securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Available-for-sale securities
Realized gross gains	$52	$33
Realized gross losses	(53)	(152)
Realized net gain (loss)	$(1)	$(119)

Loans

Loans held in portfolio consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$70,169	$70,191
Other ARMs	15,781	14,666
Total short-term adjustable-rate loans	85,950	84,857
Medium-term adjustable-rate loans(3)	49,391	41,511
Fixed-rate loans	8,660	8,922
Total home loans(4)	144,001	135,290
Home equity loans and lines of credit	51,872	50,851
Home construction(5)	2,095	2,037
Multi-family	26,151	25,601
Other real estate	5,353	5,035
Total loans secured by real estate	229,472	218,814
Consumer:
Credit card	7,906	8,043
Other	602	638
Commercial	2,024	2,137
Total loans held in portfolio(6)	$240,004	$229,632

(1)           Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)           The total amount by which the unpaid principal balance (“UPB”) of Option ARM loans exceeded their original principal amount was $291 million at March 31, 2006 and $157 million at December 31, 2005.

(3)           Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)           Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio. Specialty mortgage finance loans were $20.24 billion and $21.15 billion at March 31, 2006 and December 31, 2005.

(5)           Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)           Includes net unamortized deferred loan origination costs of $1.61 billion and $1.53 billion at March 31, 2006 and December 31, 2005.

Other Assets

Other assets consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Premises and equipment	$3,257	$3,262
Investment in bank-owned life insurance	3,436	3,056
Accrued interest receivable	1,710	1,914
Foreclosed assets	309	276
Identifiable intangible assets	634	677
Derivatives	836	821
Accounts receivable	4,036	4,859
Other	3,038	2,850
Total other assets	$17,256	$17,715

Deposits

Deposits consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$22,378	$20,752
Interest bearing	39,289	42,253
Total checking deposits	61,667	63,005
Savings and money market deposits	38,197	36,664
Time deposits	41,534	40,359
Total retail deposits	141,398	140,028
Commercial deposits	14,559	11,459
Wholesale deposits	31,277	29,917
Custodial and escrow deposits(1)	12,768	11,763
Total deposits	$200,002	$193,167

(1)           Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was largely driven by an increase in free checking account deposits, including $740 million in deposits related to the Company’s new Free Checking product that was launched during the first quarter of 2006. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to money market, savings and time deposits as a result of higher rates offered for these products. Substantially all of the $3.10 billion increase from December 31, 2005 in commercial deposits was due to increases in Mortgage Banker Finance money market accounts. Wholesale deposits increased 5% from year-end 2005, due predominantly to an increase in institutional investor brokered certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 71% of retail deposits at March 31, 2006, unchanged from year-end 2005. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At March 31, 2006, deposits funded 57% of total assets, compared with 56% at December 31, 2005.

Borrowings

At March 31, 2006, the Company’s borrowings were largely comprised of advances from the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle and repurchase agreements. Advances from the San Francisco FHLB represented 85% of total FHLB advances at March 31, 2006. The mix of borrowing sources at any given time is dependent on market conditions.

Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. Refer to Note 6 to the Consolidated Financial Statements – “Operating Segments” for information regarding the key elements of management reporting methodologies used to measure segment performance.

During the fourth quarter of 2005, the Company announced its plans to reorganize its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage Company, as well as its Mortgage Banker Finance lending operations within the Home Loans Group. This change in structure was effective as of January 1, 2006 and was retrospectively applied to the prior period operating segment financial results for comparability.

The Company serves the needs of 19.5 million consumer households through its 2,168 retail banking stores, 498 lending stores and centers, 3,812 ATMs, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$1,523	$1,401	9%
Provision for loan and lease losses	50	37	36
Noninterest income	741	638	16
Inter-segment revenue	14	12	23
Noninterest expense	1,160	1,058	10
Income before income taxes	1,068	956	12
Income taxes	408	361	13
Net income	$660	$595	11
Performance and other data:
Efficiency ratio(1)	50.91%	51.59%	(1)
Average loans	$189,142	$177,635	6
Average assets	202,235	190,496	6
Average deposits	139,062	132,982	5
Loan volume	7,255	12,493	(42)
Employees at end of period	30,336	27,699	10

(1)           The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The increase in net interest income was primarily due to an increase in deposit transfer pricing credits, which increased due to rising short-term interest rates. The credits more than offset the increase in interest expense on such deposits. Partially offsetting this increase in net interest income was higher transfer pricing charges applied to the portfolio of loans held for investment, which more than offset the growth in interest income generated from those loans. The increase in transfer pricing charges was due to higher short-term interest rates. Generally, the Company’s transfer pricing methodology is closely aligned with current market interest rate conditions.

The increase in noninterest income was primarily due to growth in depositor and other retail banking fees resulting from the growth in the number of retail checking accounts. The number of retail checking accounts at March 31, 2006 totaled approximately 10.2 million, compared to approximately 9.2 million at March 31, 2005, an increase of one million accounts.

The increase in noninterest expense was primarily due to employee compensation and benefits expense and occupancy and equipment expense. These increases are attributable to the continued expansion of the retail banking distribution network, which included the opening of 28 net new retail banking stores in the first quarter of 2006 and a total of 198 net new retail banking stores in the preceding twelve months.

Card Services Group

Three Months Ended March 31, 2006
(dollars in millions)
Condensed income statement:
Net interest income	$614
Provision for loan and lease losses	330
Noninterest income	345
Noninterest expense	289
Income before income taxes	340
Income taxes	130
Net income	$210
Performance and other data:
Efficiency ratio(1)	30.15%
Average loans	$20,086
Average assets	22,764
Employees at end of period	2,871

(1)           The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

During the fourth quarter of 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the first quarter of 2006, only the funds transfer pricing management accounting methodology was applied to this segment. As charges related to the administrative support functions of the former Providian Financial Corporation continue to be incurred by the Card Services Group, corporate overhead charges have not been allocated to this segment. The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses.

During the first quarter of 2006 growth in the credit card franchise resulted in an increase in average loans to $20 billion on a base of over 10 million customer accounts. A significant part of this growth was the result of cross-selling credit card products to the retail banking customer base. Credit losses were affected by the change in consumer bankruptcy law in the fourth quarter of 2005. As the new law is generally more restrictive to consumers, bankruptcy filings increased before the new law was enacted. This had the effect of accelerating charge-offs in the fourth quarter with a corresponding reduction in the first quarter of 2006.

Commercial Group

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$198	$229	(14)%
Provision for loan and lease losses	1	1	–
Noninterest income	13	75	(82)
Noninterest expense	68	54	26
Income before income taxes	142	249	(43)
Income taxes	54	94	(42)
Net income	$88	$155	(44)
Performance and other data:
Efficiency ratio(1)	32.37%	17.83%	81
Average loans	$31,011	$29,563	5
Average assets	33,833	32,726	3
Average deposits	2,263	2,998	(25)
Loan volume	2,769	2,433	14
Employees at end of period	1,351	1,268	7

(1)           The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The decrease in net interest income was substantially due to higher transfer pricing charges, which more than offset the growth in interest income generated from multi-family and other commercial loans held by this group. The increase in transfer pricing charges was due to higher short-term interest rates. Generally, the Company’s transfer pricing methodology is closely aligned with current market interest rate conditions.

Substantially all of the decrease in noninterest income was due to a $59 million pretax gain on the sale of a real estate investment property during the first quarter of 2005.

The increase in noninterest expense was primarily due to a reduction in contingent liability reserves occurring during the first quarter of 2005.

Home Loans Group

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$268	$396	(33)%
Provision for loan and lease losses	1	1	–
Noninterest income	408	747	(45)
Inter-segment expense	14	12	23
Noninterest expense	599	611	(2)
Income before income taxes	62	519	(88)
Income taxes	24	196	(88)
Net income	$38	$323	(88)
Performance and other data:
Efficiency ratio(1)	90.47%	53.95%	68
Average loans	$34,586	$38,903	(11)
Average assets	64,198	61,038	5
Average deposits	16,530	17,408	(5)
Loan volume	44,998	44,495	1
Employees at end of period	16,017	14,815	8

(1)           The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The decrease in net interest income was substantially due to higher transfer pricing charges, which more than offset growth in the interest income generated from loans and investment securities held by this group. The increase in transfer pricing charges was due to higher short-term interest rates. Generally, the Company’s transfer pricing methodology is closely aligned with current market interest rate conditions.

The decrease in noninterest income was predominantly due to a flat yield curve and lower fair value sensitivity of MSR to increases in mortgage interest rates, resulting in less favorable MSR asset valuation adjustments in the first quarter of 2006 as compared with the same quarter in the prior year. Also contributing to the decrease in noninterest income was lower gain on sale due to decreased sale volume and lower sale margins.

The decrease in noninterest expense was primarily due to reduced technology expense and loan expense resulting from productivity and efficiency improvements. This decrease was largely offset by higher compensation and benefits expense in the first quarter of 2006 compared to the first quarter of 2005, due to a net addition of 1,200 employees to this group over the preceding twelve months.

Corporate Support/Treasury and Other

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(173)	$(176)	(2)%
Noninterest income (expense)	173	(63)	–
Noninterest expense	95	116	(19)
Loss before income taxes	(95)	(355)	(73)
Income tax benefit	(52)	(144)	(64)
Net loss	$(43)	$(211)	(80)
Performance and other data:
Average loans	$1,142	$1,082	5
Average assets	33,452	25,713	30
Average deposits	33,179	21,797	52
Loan volume	24	94	(75)
Employees at end of period	9,806	8,706	13

The increase in noninterest income was primarily due to a litigation award of $134 million from the partial settlement of the Home Savings supervisory goodwill lawsuit recorded during the first quarter of 2006.

The decrease in noninterest expense was primarily due to lower occupancy and equipment expense, telecommunications and outsourced information services, and the one-time cumulative effect of the Company’s adoption of Statement No. 123R, Share-Based Payment, on January 1, 2006. This adoption resulted in a $25 million decrease to compensation and benefits expense in the first quarter of 2006.

The increase in average deposits was largely due to growth in brokered certificates of deposits held by institutional investors.

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.26 billion at March 31, 2006, of which $1.86 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.75 billion at March 31, 2006. Additional information concerning securitization transactions is included in Notes 5 and 6 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2005 Annual Report on Form 10-K.

Guarantees

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 4 to the Consolidated Financial Statements – “Guarantees.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	March 31, 2006		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.84%	84.38%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	9.04	298.82	6.00
Total risk-based capital to total risk-weighted assets	11.94	299.80	10.00

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at March 31, 2006.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

On October 18, 2005, the Company adopted a new share repurchase program approved by the Board of Directors (the “2005 Program”).  Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2005 Program, and purchases may be made in the open market, through block trades, accelerated share repurchase transactions and other private transactions.

In October 2005, the Company entered into a contractual agreement with an investment bank under which the Company repurchased 15.5 million shares of its outstanding common stock. The contract was settled in January 2006 at an average share price of $43.18, for a total of $669 million. In March 2006, the Company entered into a contractual agreement with an investment bank under which the Company repurchased 34 million shares of its outstanding common stock at an initial purchase price of $43.61 per share, for a preliminary total of $1.48 billion. Under the agreement, the counterparty borrowed the shares at the contract’s inception, which were sold to, and immediately canceled by, the Company. In turn, the counterparty will purchase the borrowed shares in the open market over a subsequent time period. The agreement is subject to a future contingent purchase price adjustment based on the actual costs of the shares purchased by the counterparty, and the contract allows for the settlement of this adjustment to occur either in cash or shares of Washington Mutual common stock, at the Company’s option.

At April 28, 2006, the total remaining common stock repurchase authority under the 2005 Program was approximately 37.5 million shares.

As a result of recently revised guidance from the Company’s rating agencies that allows high equity content securities, such as preferred stock and hybrid capital instruments, to be included as core capital elements within the capital structures of financial institutions, the Company initiated a review of its capital funding and issuance strategies, and adopted a capital management program that is consistent with the revised guidance. As part of this program, the Company issued $2 billion of high equity content securities in March 2006 through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank. As core capital elements, such securities have been included as equity components within the Company’s tangible equity to total tangible assets ratio.

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

Certain residential loan types have features that may result in increased credit risk when compared to residential loans without those features. For more information on such loans, refer to the Company’s 2005 Annual Report on Form 10-K, “Credit Risk Management – Features of Residential Loans” and Note 4 to the Consolidated Financial Statements – “Loans and Allowance for Loan and Lease Losses – Features of Residential Loans.”

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

	March 31, 2006	December 31, 2005
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1):
Loans secured by real estate:
Home	$490	$565
Specialty mortgage finance(2)	1,012	872
Total home nonaccrual loans	1,502	1,437
Home equity loans and lines of credit	92	88
Home construction(3)	15	10
Multi-family	21	25
Other real estate	69	70
Total nonaccrual loans secured by real estate	1,699	1,630
Consumer	6	8
Commercial	26	48
Total nonaccrual loans held in portfolio	1,731	1,686
Foreclosed assets(4)	309	276
Total nonperforming assets	2,040	1,962
As a percentage of total assets	0.59%	0.57%
Restructured loans	$21	$22
Total nonperforming assets and restructured loans	$2,061	$1,984

(1)           Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $201 million and $245 million at March 31, 2006 and December 31, 2005. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

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

(4)           Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $167 million and $79 million at March 31, 2006 and December 31, 2005 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

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

In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. The tools utilized for this determination include statistical forecasting models that estimate the default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loss data (primarily for homogeneous loan portfolios). Non-

homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Balance, beginning of period	$1,695	$1,301
Allowance transferred to loans held for sale	(30)	–
Provision for loan and lease losses	82	16
	1,747	1,317
Loans charged off:
Loans secured by real estate:
Home	(11)	(11)
Specialty mortgage finance(1)	(20)	(10)
Total home loans charged off	(31)	(21)
Home equity loans and lines of credit	(5)	(5)
Other real estate	(3)	(1)
Total loans secured by real estate	(39)	(27)
Consumer:
Credit card	(63)	–
Other	(7)	(13)
Commercial	(8)	(6)
Total loans charged off	(117)	(46)
Recoveries of loans previously charged off:
Loans secured by real estate:
Specialty mortgage finance(1)	1	1
Home equity loans and lines of credit	1	–
Other real estate	1	1
Total loans secured by real estate	3	2
Consumer:
Credit card	4	–
Other	4	5
Commercial	1	2
Total recoveries of loans previously charged off	12	9
Net charge-offs	(105)	(37)
Balance, end of period	$1,642	$1,280
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.18%	0.07%
Allowance as a percentage of total loans held in portfolio	0.68	0.60

(1)           Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage Company and held in its investment portfolio.

90 Days or More Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $88 million and $107 million at March 31, 2006 and December 31, 2005. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Credit card loans held in portfolio that were 90 days or more contractually past due and still accruing interest were $116 million at March 31, 2006 and $87 million at December 31, 2005.

Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $858 million and $1.06 billion of such loans that were 90 days or more contractually past due and still accruing interest at March 31, 2006 and December 31, 2005.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company generally manages its derivative counterparty credit risk through the active use of collateralized trading agreements. Further, the Company monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At March 31, 2006 and December 31, 2005, the gross positive fair value of the Company’s derivative financial instruments was $857 million and $792 million. The Company’s master netting agreements at March 31, 2006 and December 31, 2005 reduced the exposure to this gross positive fair value by $648 million and $561 million. The Company’s collateral against derivative financial instruments was $48 million and $82 million at March 31, 2006 and December 31, 2005. Accordingly, the Company’s net exposure to derivative counterparty credit risk at March 31, 2006 and December 31, 2005 was $161 million and $149 million.

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

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. The Parent Company received dividends from its banking subsidiaries during the first quarter of 2006 and expects to continue to receive dividends in the future. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations applicable to the Company’s banking subsidiaries, refer to the Company’s 2005 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

In January 2006, the Company filed an automatically effective registration statement under the Securities Offering Reform rules recently adopted by the SEC. The Company registered an unlimited amount of debt securities, preferred stock and depositary shares on this registration statement.

Washington Mutual, Inc. also has a commercial paper program and a revolving credit facility that are sources of liquidity. At March 31, 2006, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At March 31, 2006, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction account deposits and wholesale borrowings from FHLB advances, repurchase agreements and federal funds purchased continue to provide the Company with a significant source of stable funding. During the first three months of 2006, those sources funded 60% of average total assets. The Company’s continuing ability to retain its transaction account deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain additional FHLB advances and repurchase agreements to offset potential declines in deposit balances.

For the three months ended March 31, 2006, the Company’s proceeds from the sales of loans were approximately $35 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $29 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The program was renewed in December 2005. Washington Mutual Bank had $21 billion available under this program at March 31, 2006.

Senior unsecured long-term obligations of Washington Mutual Bank were rated A by Fitch, A2 by Moody’s and A by Standard and Poor’s. Short-term obligations were rated F1 by Fitch, P1 by Moody’s and A1 by Standard and Poor’s.

In June 2005, Long Beach Mortgage Company launched Strand Capital LLC (“Strand”), a single-seller asset-backed extendible note facility, to augment its existing credit facilities. Strand has total funding capacity of $9.5 billion, and as of March 31, 2006 approximately $4.2 billion in notes were outstanding.

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

MSR Risk Management

The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSR fair value through the use of risk management instruments. The risk management instruments include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate futures and interest rate caps and floors. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

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

The Company manages the MSR daily and adjusts the mix of instruments used to offset MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain an efficient and fairly liquid mix as well as a diverse portfolio of risk management instruments with maturity ranges that correspond well to the anticipated behavior of the MSR. The Company also manages the size of the MSR asset, such as through the structuring of servicing agreements when loans are sold, and by periodically selling or purchasing servicing assets.

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

April 1, 2006 and January 1, 2006 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings plan for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending March 31, 2007 and December 31, 2006.

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

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
April 1, 2006	3.08%	(1.94)%
January 1, 2006	2.62	(2.45)
Net income change for the one-year period beginning:
April 1, 2006	(0.31)	(2.84)
January 1, 2006	2.59	(3.27)

Net interest income was adversely impacted by rising short-term rates and the continued flattening of the yield curve. Short-term interest rates have increased approximately 200 basis points since December 31, 2004 while long-term rates have increased approximately 50 basis points. These yield curve movements have resulted in flat to slightly inverted Treasury and LIBOR curves at March 31, 2006.

Net interest income was projected to increase in the -100 basis point scenario primarily due to the expansion of the net interest margin. Net income was projected to decrease slightly as other income was adversely impacted in this scenario.

Net interest income was projected to decrease in the +100 basis point scenario mainly due to contraction of the net interest margin. Net income was projected to decline in this scenario mainly due to the adverse impact of net interest income.

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

In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case currently pending in the U.S. District Court for the Western Division of Washington. South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the “Securities Action”). In brief, the plaintiffs in the Securities Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc. securities from April 15, 2003, through June 28, 2004, that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

The defendants moved to dismiss the Securities Action on May 17, 2005. After briefing, but without oral argument, the Court on November 17, 2005, denied the motion in principal part; however, the Court dismissed the claims against certain of the individual defendants, dismissed claims pleaded on behalf of sellers of put options on Washington Mutual stock, and concluded that the plaintiffs could not rely on supposed violations of accounting standards to support their claims. The remaining defendants subsequently moved for reconsideration or, in the alternative, certification of the opinion for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The District Court denied the motion for reconsideration, but on March 6, 2006, granted the motion for certification. On March 20, 2006, the defendants filed with the Ninth Circuit a motion asking that the Court accept for interlocutory review the District Court’s original order denying the motion to dismiss. Briefing on that motion was completed on April 3, 2006. The District Court has stayed further proceedings before it pending the outcome of the defendant’s motion to the Ninth Circuit.

On November 29, 2005, 12 days after the Court denied the motion to dismiss the Securities Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court, where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the “Derivative Action”). The defendants in the Derivative Action include those individuals remaining as defendants in the Securities Action, as well as those of the Company’s current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Derivative Action mirror those in the Securities Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the Securities Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February, the parties submitted a stipulation to the Court that the matter be stayed pending the outcome of the

Securities Action. On March 2, 2006, the Court entered an Order pursuant to that stipulation, staying the Derivative Action in its entirety.

Refer to Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2005 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents share repurchases made by the Company for the quarter ended March 31, 2006. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 3, 2006 to January 31, 2006	3,617,924	$42.53	3,341,500	81,158,500
February 1, 2006 to February 28, 2006	9,644,087	42.31	9,633,600	71,524,900
March 1, 2006 to March 31, 2006	34,001,852	43.61	34,000,000	37,524,900
Total	47,263,863	43.26	46,975,100	37,524,900

(1)           In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)           Effective October 18, 2005, the Company adopted a new share repurchase program approved by the Board of Directors (the “2005 Program”). Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock as conditions warrant and had repurchased 62,475,100 shares under this program as of March 31, 2006.

For a discussion regarding working capital requirements and dividend restrictions applicable to the Company’s banking subsidiaries, refer to the Company’s 2005 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 18 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a) Exhibits

See Index of Exhibits on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2006.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY
Thomas W. Casey
Executive Vice President and Chief Financial Officer
By:	/s/ JOHN F. WOODS
John F. Woods
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

3.3	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-14667).
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
4.4

2003 Amended and Restated Warrant Agreement, dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2003, File No. 001-14667).

10.1	Employment Offer Letter of James Corcoran (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 10, 2006, File No. 001-14667).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).