Form 10-K/A
period 2005-12-31
WASHINGTON MUTUAL INC
filed 2006-08-09
CIK 933136

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

Common Stock – $35,345,279,226(1)

(1)  Does not include any value attributable to 6,000,000 shares held in escrow.

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2006:

Common Stock – 992,254,791(2)

(2)  Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2006, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2005 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Business	1
	Overview	1
	Available Information	2
	Employees	2
	Factors That May Affect Future Results	2
	Environmental Regulation	6
	Regulation and Supervision	6
	Executive Officers	11
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments(1)	–
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II		14
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Controls and Procedures	16
	Overview	16
	Critical Accounting Estimates	18
	Recently Issued Accounting Standards	22
	Five-Year Summary of Selected Financial Data	24
	Ratios and Other Supplemental Data	25
	Earnings Performance from Continuing Operations	26
	Review of Financial Condition	35
	Operating Segments	38
	Risk Management	49
	Credit Risk Management	50
	Liquidity Risk Management	65
	Off-Balance Sheet Activities and Contractual Obligations	46
	Capital Adequacy	48
	Market Risk Management	66
	Maturity and Repricing Information	72
	Operational Risk Management	71
	Tax Contingency	79
	Goodwill Litigation	79
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 8.	Financial Statements and Supplementary Data	85
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	16
Item 9B.	Other Information	85
PART III		85
Item 10.	Directors and Executive Officers of the Registrant	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions	85
Item 14.	Principal Accountant Fees and Services	85
PART IV		86
Item 15.	Exhibits, Financial Statement Schedules	86

(1)                 Not applicable.

i

Explanatory Note

Washington Mutual, Inc. (“Washington Mutual” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005 as the result of a recently completed reconciliation project of the Company’s current and deferred income tax accounts that resulted in a $337 million reduction to retained earnings, representing cumulative adjustments to net income in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter.

This Amendment No. 1 on Form 10-K/A amends:

•       Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the changes to the Five-Year Summary of Selected Financial Data (page 24), Ratios and Other Supplemental Data (page 25), Earnings Performance from Continuing Operations (page 26) and Capital Adequacy (page 48).

•       Item 8 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including, but not limited to, the Consolidated Statements of Financial Condition, the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Note 2 to the Consolidated Financial Statements –“Restatement of Financial Statements,” and the inclusion of the reissued report of the Company’s independent auditors.

Except for Items 7 and 8 of Part II, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak as of any later date.

ii

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

Payment of Dividends

Washington Mutual, Inc. is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Federal laws limit the amount of dividends or other capital distributions that a banking institution, such as the Company’s two federal savings associations, can pay. Each of its two banking subsidiaries has a policy to remain well-capitalized and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. In addition, the two federal savings associations must file a notice with the OTS at least 30 days before they can pay dividends to their parent companies. Refer to Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for a more detailed description of the limits on subsidiary bank dividends.

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

As of December 31, 2005 both of the Company’s banking subsidiaries met all capital requirements to which they were subject and satisfied the requirements to be treated as well-capitalized institutions. See Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for an analysis of the regulatory capital of the Company.

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

See Note 15 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” for a further discussion of pending and threatened litigation action and proceedings against the Company.

Submission of Matters to a Vote of Security Holders

None.

PART II

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Washington Mutual’s common stock trades on The New York Stock Exchange under the symbol WM. As of February 28, 2006, there were 992,254,791 shares issued and outstanding (including 6 million shares held in escrow) held by 61,025 shareholders of record. The information regarding high and low quarterly sales prices of the Company’s common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the “Quarterly Results of Operations” table included under Supplementary Data on page 176 and is expressly incorporated herein by reference.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

Subsequent to the original filing of the Company’s Annual Report on Form 10-K, the Company completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter. Refer to Note 2 to the Consolidated Financial Statements – “Restatement of Financial Statements” for further information regarding the effects of this restatement on the Company’s Consolidated Statements of Financial Condition at December 31, 2005 and 2004. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

In reaching the conclusion that disclosure controls and procedures were effective, management had considered the potential financial impact of control deficiencies associated with the matters giving rise to the restatement described in Note 2 to the Consolidated Financial Statements on page 113. Management believes this restatement is immaterial and was not the result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management has not changed its conclusion described above that the Company’s disclosure controls and procedures were designed and operating effectively as of December 31, 2005.

Management reviews and evaluates the design and effectiveness of the Company’s disclosure controls and procedures on an ongoing basis, which may result in the discovery of deficiencies, and improves its controls and procedures over time, correcting any deficiencies that may have been discovered.

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain their effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal controls. The Company’s internal control over financial reporting changed when the Company acquired Providian Financial Corporation on October 1, 2005, to include the key controls inherent within the credit card operations it acquired. Except for this change, there have not been any other changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 89.

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

For MSRs, the discounted cash flow model calculates the present value of the expected future net cash flows of the servicing portfolio based on various assumptions, such as estimated future servicing costs, expected servicing portfolio prepayment speeds and discount rates that are commensurate with the risk profile of the serviced assets. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference would likely result in a material change in MSR fair value. While the Company’s model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and anticipated changes in prepayment speeds. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the servicing portfolio are obtained periodically, but not less frequently than quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.” Additional discussion regarding the estimation of MSR fair value, including limitations to the MSR fair value measurement process, are described in the subsequent section of Management’s Discussion and Analysis – “Earnings Performance”. Key economic assumptions and the sensitivity of MSR fair value to immediate changes in those assumptions are described in Note 7 to the Consolidated Financial Statements – “Mortgage Banking Activities.”

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

Goodwill Impairment

Under FASB Statement No. 142, Goodwill and Other Intangibles, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s four major operating segments identified in Note 26 to the Consolidated Financial Statements). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income.

The fair values of the reporting units are determined primarily using discounted cash flow models based on each reporting unit’s internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, is used to assess the reasonableness of the valuations derived from the discounted cash flow models.

Goodwill was not impaired as of December 31, 2005 or December 31, 2004, nor was any goodwill written off during the years ended December 31, 2005, 2004 and 2003. For additional information regarding the carrying values of goodwill by operating segment, see Note 8 to the Consolidated Financial Statements – “Goodwill and Other Intangible Assets.”

Other Intangible assets

As part of a business combination accounted for under the purchase method, the Company must record all acquired assets and liabilities at fair value as of the acquisition date. Acquired assets include any identified intangible assets, such as purchased credit card relationships or core deposit intangibles. The fair value of those intangible assets usually is determined based on a discounted cash flow model that considers the expected net cash inflows resulting from those intangible relationships. If the intangible asset has a determinable finite life, the asset is amortized through earnings over its estimated life. Such amortization expense generally is recognized in the Consolidated Statements of Income under the noninterest expense caption, “Other Expense.” For additional information regarding other intangible assets, see Note 8 to the Consolidated Financial Statements – “Goodwill and Other Intangible Assets.”

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

Five-Year Summary of Selected Financial Data

	December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$7,886	$7,116	$7,629	$8,129	$6,492
Provision for loan and lease losses	316	209	42	404	426
Noninterest income	5,738	4,612	5,850	4,469	3,176
Noninterest expense	7,870	7,535	7,408	6,188	4,416
Net income	3,432	2,878	3,880	3,861	3,038
Basic earnings per common share(1):
Income from continuing operations	3.84	2.88	4.20	4.01	3.50
Income from discontinued operations, net	–	0.46	0.09	0.08	0.07
Net income	3.84	3.34	4.29	4.09	3.57
Diluted earnings per common share(1):
Income from continuing operations	3.73	2.81	4.12	3.94	3.44
Income from discontinued operations, net	–	0.45	0.09	0.08	0.07
Net income	3.73	3.26	4.21	4.02	3.51
Dividends declared per common share(1)	1.90	1.74	1.40	1.06	0.90
Balance Sheet Data (at year end)
Securities	$24,659	$19,219	$36,707	$43,905	$58,233
Loans held for sale	33,582	42,743	20,837	39,623	27,574
Loans held in portfolio	229,632	207,071	175,150	143,028	126,396
Mortgage servicing rights	8,041	5,906	6,354	5,341	6,241
Goodwill	8,298	6,196	6,196	6,213	2,116
Assets	343,573	307,581	275,178	268,225	242,468
Deposits	193,167	173,658	153,181	155,516	106,946
Securities sold under agreements to repurchase	15,532	15,944	28,333	16,717	39,447
Advances from Federal Home Loan Banks	68,771	70,074	48,330	51,265	61,072
Other borrowings	23,777	18,498	15,483	14,712	9,925
Stockholders’ equity	27,279	20,889	19,405	19,724	13,688
Supplemental Data
Loan volume:
Home loans:
Adjustable rate	$95,114	$103,305	$99,899	$84,627	$37,224
Fixed rate	78,118	77,723	263,604	180,745	108,105
Specialty mortgage finance(2)	34,490	31,334	20,678	14,077	10,333
Total home loan volume	207,722	212,362	384,181	279,449	155,662
Total loan volume	261,157	266,733	432,245	309,419	172,951

(1)                 Restated for all stock splits.

(2)                 Represents purchased subprime loan portfolios and mortgages originated by Long Beach Mortgage Company.

Ratios and Other Supplemental Data

	Year Ended December 31,
	2005	2004	2003
	(dollars in millions, except per share amounts)
Profitability
Return on average assets(1)	1.05%	1.01%	1.37%
Return on average common equity(1)	14.84	14.26	19.17
Net interest margin	2.67	2.82	3.11
Efficiency ratio(2)(3)	57.76	64.25	54.96
Asset Quality
Nonaccrual loans(4)(5)	$1,686	$1,534	$1,626
Foreclosed assets(4)	276	261	311
Total nonperforming assets(4)(5)	1,962	1,795	1,937
Nonperforming assets/total assets(4)(5)	0.57%	0.58%	0.70%
Restructured loans(4)	$22	$34	$111
Total nonperforming assets and restructured loans(4)(5)	1,984	1,829	2,048
Allowance for loan and lease losses(4)	1,695	1,301	1,250
Allowance as a percentage of total loans held in portfolio(4)	0.74%	0.63%	0.71%
Net charge-offs	$244	$135	$309
Capital Adequacy(4)
Stockholders’ equity/total assets	7.94%	6.79%	7.05%
Tangible equity(6)/total tangible assets(6)	5.62	4.94	5.16
Estimated total risk-based capital/risk-weighted assets(7)	10.80	11.20	10.74
Per Common Share Data
Number of common shares outstanding at end of period (in thousands)	993,914	874,262	880,986
Common stock dividend payout ratio	49.48%	52.10%	32.63%
Book value per common share(4)(8)	$27.61	$24.06	$22.18
Market prices:
High	44.54	45.28	46.55
Low	36.92	37.63	32.98
Year end	43.50	42.28	40.12

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

Certain average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$ 2,154	3.42%	$ 74	$ 884	1.42%	$ 13	$ 2,570	1.45%	$ 37
Trading assets	7,217	6.50	469	2,368	6.39	151	1,235	6.78	84
Available-for-sale securities(1):
Mortgage-backed securities	16,347	4.80	784	10,255	3.99	409	20,977	4.91	1,030
Investment securities	4,506	4.74	214	10,732	3.30	355	18,742	3.77	708
Loans held for sale(2)	44,847	5.31	2,382	29,721	4.95	1,472	45,438	5.51	2,501
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	110,326	4.90	5,403	107,518	4.21	4,529	86,443	4.77	4,124
Specialty mortgage finance(5)	20,555	5.19	1,066	15,767	4.84	763	10,794	5.43	586
Total home loans	130,881	4.94	6,469	123,285	4.29	5,292	97,237	4.84	4,710
Home equity loans and lines of credit	47,915	5.93	2,841	35,859	4.69	1,683	21,163	4.98	1,053
Home construction(6)	2,074	6.22	129	2,489	5.50	137	2,062	5.90	122
Multi-family	24,070	5.31	1,279	21,090	4.96	1,046	19,409	5.30	1,029
Other real estate	5,091	6.56	334	6,396	5.94	380	7,243	6.35	460
Total loans secured by real estate	210,031	5.26	11,052	189,119	4.51	8,538	147,114	5.01	7,374
Consumer:
Credit card	2,082	11.96	249	–	–	–	–	–	–
Other	707	10.66	75	899	10.11	91	1,208	8.87	107
Commercial business	2,614	5.00	131	4,415	4.43	196	4,165	4.49	187
Total loans held in portfolio	215,434	5.34	11,507	194,433	4.54	8,825	152,487	5.03	7,668
Other(7)	4,367	3.63	158	4,108	3.05	125	3,874	3.47	135
Total interest-earning assets	294,872	5.29	15,588	252,501	4.50	11,350	245,323	4.96	12,163
Noninterest-earning assets:
Mortgage servicing rights	6,597			6,406			5,721
Goodwill	6,712			6,196			6,198
Other assets(8)	18,159			18,975			25,877
Total assets	$326,340			$284,078			$283,119

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$46,524	1.95%	$ 906	$59,826	1.28%	$ 766	$62,723	1.69%	$1,057
Savings and money market deposits	42,555	1.76	750	35,927	1.11	399	28,085	0.94	263
Time deposits	62,175	3.33	2,072	35,917	2.44	878	31,416	2.69	845
Total interest-bearing deposits	151,254	2.46	3,728	131,670	1.55	2,043	122,224	1.77	2,165
Federal funds purchased and commercial paper	5,314	3.56	190	3,522	1.50	53	3,158	1.18	37
Securities sold under agreements to repurchase	15,365	3.40	523	16,660	2.26	377	22,318	2.44	545
Advances from Federal Home Loan Banks	68,713	3.46	2,377	58,622	2.16	1,268	49,441	2.62	1,296
Other	21,603	4.09	884	13,724	3.59	493	13,315	3.68	491
Total interest-bearing liabilities	262,249	2.94	7,702	224,198	1.89	4,234	210,456	2.15	4,534
Noninterest-bearing sources:
Noninterest-bearing deposits	34,769			33,738			41,361
Other liabilities(9)	6,192			5,951			11,061
Stockholders’ equity	23,130			20,191			20,241
Total liabilities and stockholders’ equity	$326,340			$284,078			$283,119
Net interest spread and net interest income		2.35	$7,886		2.61	$7,116		2.81	$7,629
Impact of noninterest-bearing sources		0.32			0.21			0.30
Net interest margin		2.67			2.82			3.11

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

	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease) Due to		Total	Increase/(Decrease) Due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(in millions)
Interest Income
Federal funds sold and securities purchased under agreements to resell	$ 31	$ 30	$ 61	$ (24)	$ –	$ (24)
Trading assets	315	3	318	73	(6)	67
Available-for-sale securities:
Mortgage-backed securities	280	95	375	(454)	(167)	(621)
Investment securities	(257)	116	(141)	(273)	(80)	(353)
Loans held for sale	797	113	910	(798)	(231)	(1,029)
Loans held in portfolio:
Loans secured by real estate:
Home	121	754	875	926	(521)	405
Specialty mortgage finance(1)	245	57	302	246	(69)	177
Total home loans	366	811	1,177	1,172	(590)	582
Home equity loans and lines of credit	649	509	1,158	693	(63)	630
Home construction(2)	(24)	16	(8)	24	(9)	15
Multi-family	155	78	233	86	(69)	17
Other real estate	(83)	37	(46)	(52)	(28)	(80)
Total loans secured by real estate	1,063	1,451	2,514	1,923	(759)	1,164
Consumer:
Credit card	249	–	249	–	–	–
Other	(20)	4	(16)	(30)	14	(16)
Commercial business	(88)	23	(65)	11	(2)	9
Total loans held in portfolio	1,204	1,478	2,682	1,904	(747)	1,157
Other	8	25	33	7	(17)	(10)
Total interest income	2,378	1,860	4,238	435	(1,248)	(813)
Interest Expense
Deposits:
Interest-bearing checking deposits	(197)	336	139	(47)	(244)	(291)
Savings and money market deposits	84	268	352	82	54	136
Time deposits	797	397	1,194	114	(81)	33
Total deposits	684	1,001	1,685	149	(271)	(122)
Federal funds purchased and commercial paper	37	100	137	5	11	16
Securities sold under agreements to repurchase	(31)	177	146	(130)	(38)	(168)
Advances from Federal Home Loan Banks	247	862	1,109	218	(246)	(28)
Other	315	76	391	15	(13)	2
Total interest expense	1,252	2,216	3,468	257	(557)	(300)
Net interest income	$1,126	$(356)	$ 770	$ 178	$ (691)	$ (513)

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

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Revenue from sales and servicing of home mortgage loans	$2,030	$1,387	$1,974	46%	(30)%
Revenue from sales and servicing of consumer loans	413	4	3	–	38
Depositor and other retail banking fees	2,193	1,999	1,818	10	10
Credit card fees	139	–	–	–	–
Securities fees and commissions	448	426	395	5	8
Insurance income	172	226	188	(24)	20
Portfolio loan related income	387	401	439	(3)	(9)
Trading assets income (loss)	(257)	89	116	–	(23)
Gain (loss) from other available-for-sale securities	(84)	50	676	–	(93)
Gain (loss) on extinguishment of borrowings	1	(237)	(129)	–	84
Other income	296	267	370	10	(28)
Total noninterest income	$5,738	$4,612	$5,850	24	(21)

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, consisted of the following:

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$ 850	$ 651	$ 1,570	31%	(59)%
Revaluation gain (loss) from derivatives	99	80	(159)	23	–
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	949	731	1,411	30	(48)
Servicing activity:
Home mortgage loan servicing revenue, net(1)	2,123	1,943	2,080	9	(7)
Amortization of MSR	(2,170)	(2,521)	(3,269)	(14)	(23)
MSR valuation adjustments(2)	965	(235)	712	–	–
Revaluation gain from derivatives	163	1,469	1,040	(89)	41
Home mortgage loan servicing revenue, net of hedging and derivative risk management instruments	1,081	656	563	65	16
Total revenue from sales and servicing of home mortgage loans	2,030	1,387	1,974	46	(30)
Impact of other MSR risk management instruments:
Revaluation gain (loss) from certain trading securities	(223)	81	–	–	–
Gain (loss) from certain available-for-sale securities	(18)	1	305	–	(100)
Total impact of other MSR risk management instruments	(241)	82	305	–	(73)
Total revenue from sales and servicing of home mortgage loans and all MSR risk management instruments	$ 1,789	$ 1,469	$ 2,279	22	(36)

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

The fair value of MSR is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies” for further discussion of how MSR impairment is measured. For a quantitative analysis of key economic assumptions used in measuring the fair value of MSR, and a sensitivity analysis based on changes to those assumptions, see Note 7 to the Consolidated Financial Statements – “Mortgage Banking Activities.”

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

The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. The Company’s available-for-sale securities increased $5.44 billion during 2005 predominantly due to the purchase of mortgage-backed securities. Refer to Note 4 to the Consolidated Financial Statements – “Securities” for additional information on securities, classified by security type.

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

Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(831)	$(869)	$(267)	(4)%	225%
Provision for loan and lease losses	1	4	8	(81)	(51)
Noninterest income (expense)	(118)	(145)	648	(19)	–
Noninterest expense	381	407	406	(6)	–
Loss from continuing operations before income taxes	(1,331)	(1,425)	(33)	(7)	–
Income tax benefit	(536)	(569)	(36)	(6)	–
Income (loss) from continuing operations	(795)	(856)	3	(7)	–
Income from discontinued operations, net of taxes	–	399	–	(100)	–
Net income (loss)	$(795)	$(457)	$3	74	–
Performance and other data:
Average loans	$1,088	$889	$759	22	17
Average assets	26,982	25,753	39,371	5	(35)
Average deposits	27,221	11,664	5,649	133	106
Loan volume	278	261	168	7	55
Employees at end of period	9,799	8,015	9,045	22	(11)

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.80 billion at December 31, 2005, of which $2.19 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.64 billion at December 31, 2005. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities.”

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

The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Notes 1 and 22 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” and “Derivative Financial Instruments.”

Commitments, Guarantees and Contingencies

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual agreements under which the Company may be held liable is included in Note 15 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies.” In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 21 to the Consolidated Financial Statements – “Employee Benefits Programs and Other Expense.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	December 31, 2005		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.47%	85.21%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.49	383.89	6.00%
Total risk-based capital to total risk-weighted assets	11.50	383.91	10.00%

	December 31, 2004		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	5.35%	93.67%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	7.96	393.52	6.00%
Total risk-based capital to total risk-weighted assets	11.53	393.56	10.00%

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

As a result of recently revised guidance from the Company’s ratings agencies that allows high equity content securities, such as preferred stock and hybrid capital instruments, to be included as core capital elements within the capital structures of financial institutions, the Company initiated a review of its capital funding and issuance strategies, and adopted a capital management program that is consistent with the revised guidance. As part of this program, the Company issued $2 billion of high equity content securities in March 2006 through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank. As core capital elements, such securities will be included as equity components within the Company’s tangible equity to total tangible assets ratio.

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

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. For additional details on derivative counterparty credit risk see Management’s Discussion and Analysis – “Derivative Counterparty Credit Risk”.

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

On October 1, 2005, the Company acquired Providian Financial Corporation, a credit card lender. Credit card loans are generally unsecured and typically generate significantly higher delinquency rates and charge-offs than real estate secured loans. Consequently, the allowance for losses on credit card loans, expressed as a percentage of the credit card portfolio, is significantly higher than on real estate secured loans. Further discussion of credit risk in the Company’s credit card loan portfolio can be found in Management’s Discussion and Analysis – “Credit Card Loans”.

Certain categories of residential loans held in the Company’s portfolio, the most significant being Option ARM loans, have features that result in increased credit risk when compared to residential loans without these features. Loans with these features, to the extent material to the Company, as well as any compensating factors and mitigating circumstances that reduce the credit risk arising from these features, are discussed in more detail in the section of Management’s Discussion and Analysis – “Features of Residential Loans”.

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

Loans held in portfolio (excluding the allowance for loan and lease losses) and nonaccrual loans, in each instance excluding credit card loans, by geographic concentration at December 31, 2005 were as follows:

	California		Washington/Oregon		New York/New Jersey
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$52,031	$91	$5,603	$31	$12,865	$76
Specialty mortgage finance(1)	4,864	68	817	27	2,394	100
Total home loans	56,895	159	6,420	58	15,259	176
Home equity loans and lines of credit	27,088	29	5,880	13	3,663	7
Home construction(2)	1,141	–	326	2	98	–
Multi-family	17,609	7	1,552	7	3,673	3
Other real estate	1,926	10	913	15	830	4
Total loans secured by real estate	104,659	205	15,091	95	23,523	190
Consumer.	235	1	239	4	33	–
Commercial business	324	11	170	14	310	7
Total loans held in portfolio	$105,218	$217	$15,500	$113	$23,866	$197
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	48%	13%	7%	7%	11%	11%

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

	Other(3)		Total
	Portfolio	Nonaccrual	Portfolio		Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home	$27,810	$248	$114,144		$565
Specialty mortgage finance(1)	8,758	481	21,146		872
Total home loans	36,568	729	135,290		1,437
Home equity loans and lines of credit	5,798	23	50,851		88
Home construction(2)	291	6	2,037		10
Multi-family	1,581	4	25,601		25
Other real estate	743	6	5,035		70
Total loans secured by real estate	44,981	768	218,814		1,630
Consumer.	81	2	638		8
Commercial business	951	8	2,137		48
Total loans held in portfolio	$46,013	$778	$221,589	(4)	$1,686
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	21%	46%	100%		100%

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

After a credit card account is opened, the Company regularly monitors a customer’s credit risk profile and may adjust the credit limit, interest rate and other product terms in order to reflect changes in the customer’s risk profile and to reduce the Company’s exposure to credit loss. The Company reserves the right under its credit card account agreements to change or terminate at any time, subject to applicable notice requirements, any terms, conditions, services, or features of the agreement, including increasing or decreasing interest rates, other fees and charges, or minimum payment requirements. The Company uses a delinquency lifecycle strategy, in combination with event-driven approaches, consumer counseling, and consumer debt management programs, to manage delinquent accounts. The Company’s collection efforts are prioritized to focus on delinquent loans.

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

	Loan Balance	As a % of Total Loans Held in Portfolio
	(in millions)
Option ARM home loans	$70,191	31%
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent	9,012	4
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	12,312	5
Interest-only home loans	10,660	5

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

Key statistics for Option ARM loans held in the Company’s home loan portfolio include:

	December 31,
	2005	2004	2003
	(dollars in millions)
Loan balance	$70,191	$66,310	$49,267
Loan volume(1)	63,260	67,485	30,092
Deferred interest recognized in earnings that resulted from negative amortization(1)	316	19	7
Total amount by which the unpaid principal balance exceeded the original principal amount	157	11	43
Balance of loans that experienced a net increase in negative amortization during the year	43,856	18,364	959
Percentage of borrowers whose final loan payment of the year resulted in negative amortization:
By number of loans	47%	21%	1%
By value of loans	55	25	1

(1)                 For the year.

The geographic distribution of the Company’s Option ARM portfolio is set forth in the table below:

	Portfolio		Weighted Average Loan-to-Value Ratio at Origination
	(dollars in millions)
California	$33,875	48%	70%
Florida	7,253	10	71
New York/New Jersey	7,043	10	70
Washington/Oregon	2,615	4	74
Illinois	1,972	3	74
Texas	735	1	75
Other	16,698	24	72
Total home loan Option ARMs held in portfolio	$70,191	100%	71

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

The Company actively monitors conditions in housing markets in which it has a concentration of home loans. Geographic concentrations are taken into account when deciding which home loans to sell in the secondary market. Only $604 million, or 0.4% of home loans held in portfolio at December 31, 2005, had no private mortgage insurance or government guarantees and had loan-to-value ratios in excess of 90 percent at origination. The highest proportion of these loans was secured by properties in California, a market in which housing prices have generally appreciated over the last five years.

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

The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit, specialty mortgage finance loans and credit card loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data. Management periodically reviews these models for reasonableness and updates the assumptions used in these models.

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

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. Banking subsidiaries dividends may be reduced from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations applicable to the Company’s banking subsidiaries, refer to “Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

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

(Continued from the previous page.)

	December 31, 2005
	Maturity Range
	Net Fair Value	Total Notional Amount	2006	2007	2008	2009	2010	After 2010
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$55
Contractual maturity		$17,078	$17,078	–	–	–	–	–
Weighted average price		99.33	99.33	–	–	–	–	–
Forward sale commitments:	(117)
Contractual maturity		$31,033	$31,033	–	–	–	–	–
Weighted average price		99.30	99.30	–	–	–	–	–
Eurodollar futures sale contracts:	4
Contractual maturity		$37,732	$31,288	$4,143	$1,578	$511	$212	–
Weighted average price		95.19	95.18	95.25	95.22	95.11	95.01	–
Mortgage put options:	1
Contractual maturity		$3,100	$3,100	–	–	–	–	–
Weighted average strike price		98.63	98.63	–	–	–	–	–
Pay-fixed swaps:	61
Contractual maturity		$6,266	$915	$2,340	$1,335	$10	$462	$1,204
Weighted average pay rate		4.38%	3.22%	4.62%	4.47%	4.00%	4.55%	4.62%
Weighted average receive rate		4.30%	4.42%	4.25%	4.23%	4.17%	4.31%	4.38%
Receive-fixed swaps:	(19)
Contractual maturity		$3,660	$800	$800	$750	–	$775	$535
Weighted average pay rate		4.33%	4.12%	4.50%	4.35%	–	4.33%	4.36%
Weighted average receive rate		4.22%	3.34%	4.13%	4.23%	–	4.53%	5.19%
Payor swaptions:	4
Contractual maturity (option)		$2,875	$2,875	–	–	–	–	–
Weighted average strike rate		5.34%	5.34%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	$1,000	–	–	$1,875
Weighted average pay rate		–	–	–	5.30%	–	–	5.36%
Receiver swaptions:	–
Contractual maturity (option)		$100	$100	–	–	–	–	–
Weighted average strike rate		4.64%	4.64%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$100
Weighted average receive rate		–	–	–	–	–	–	4.64%
Total other mortgage banking risk management	$(11)	$101,844
Total interest rate riskmanagement contracts	$(480)	$391,451

	December 31, 2005
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$891	$(10)	$881
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,607
Total MSR risk management securities			$4,488

(1)                 Mortgage-backed securities mature after 2010.

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Asset/Liability Risk Management
Pay-fixed swaps:	$(112)
Contractual maturity		$16,013	$11,780	$1,433	$2,800	–	–	–
Weighted average pay rate		3.51%	3.08%	4.18%	5.01%	–	–	–
Weighted average receive rate		2.34%	2.39%	2.13%	2.24%	–	–	–
Receive-fixed swaps:	218
Contractual maturity		$19,930	$80	$1,000	$10,950	$850	$1,150	$5,900
Weighted average pay rate		2.53%	0.62%	2.29%	2.53%	2.46%	2.74%	2.55%
Weighted average receive rate		4.35%	5.41%	6.81%	3.53%	3.99%	4.25%	5.51%
Interest rate caps:	21
Contractual maturity		$26,075	$3,000	$19,875	$3,200	–	–	–
Weighted average strike rate		4.38%	3.30%	4.46%	4.91%	–	–	–
Interest rate corridors:	2
Contractual maturity		$2,585	$7	–	–	–	–	$2,578
Weighted average strike rate – long cap		9.80%	5.94%	–	–	–	–	9.81%
Weighted average strike rate – short cap		10.09%	7.44%	–	–	–	–	10.10%
Payor swaptions:	1
Contractual maturity (option)		$500	–	$500	–	–	–	–
Weighted average strike rate		5.30%	–	5.30%	–	–	–	–
Contractual maturity (swap)		–	–	–	$500	–	–	–
Weighted average pay rate		–	–	–	5.30%	–	–	–
Receiver swaptions:	6
Contractual maturity (option)		$1,070	$750	$320	–	–	–	–
Weighted average strike rate		3.87%	3.92%	3.75%	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$1,070
Weighted average receive rate		–	–	–	–	–	–	3.87%
Total asset/liability risk management	$136	$66,173

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

(Continued from the previous page.)

	December 31, 2004
	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009	After 2009
	(dollars in millions)
Interest Rate Risk Management Contracts:
Other Mortgage Banking Risk Management
Forward purchase commitments:	$28
Contractual maturity		$11,625	$11,625	–	–	–	–	–
Weighted average price		101.15	101.15	–	–	–	–	–
Forward sale commitments:	(48)
Contractual maturity		$31,488	$31,488	–	–	–	–	–
Weighted average price		101.02	101.02	–	–	–	–	–
Eurodollar futures sale contracts:	–
Contractual maturity		$18,530	$7,446	$5,914	$4,267	$628	$275	–
Weighted average price		96.30	96.75	96.19	95.83	95.48	95.13	–
Interest rate corridors:	1
Contractual maturity		$3,439	–	–	–	$3,439	–	–
Weighted average strike rate – long cap		3.94%	–	–	–	3.94%	–	–
Weighted average strike rate – short cap		10.00%	–	–	–	10.00%	–	–
Mortgage put options:	4
Contractual maturity		$1,215	$1,215	–	–	–	–	–
Weighted average strike price		101.35	101.35	–	–	–	–	–
Pay-fixed swaps:	22
Contractual maturity		$9,371	$4,840	$3,280	$380	–	$233	$638
Weighted average pay rate		3.08%	2.79%	3.10%	3.33%	–	3.91%	4.68%
Weighted average receive rate		2.37%	2.40%	2.34%	2.30%	–	2.27%	2.38%
Receive-fixed swaps:	10
Contractual maturity		$1,335	–	$300	$400	–	–	$635
Weighted average pay rate		2.20%	–	2.05%	2.13%	–	–	2.32%
Weighted average receive rate		3.84%	–	2.19%	3.37%	–	–	4.91%
Payor swaptions:	1
Contractual maturity (option)		$6,040	$6,040	–	–	–	–	–
Weighted average strike rate		6.39%	6.39%	–	–	–	–	–
Contractual maturity (swap)		–	–	–	–	–	–	$6,040
Weighted average pay rate		–	–	–	–	–	–	6.39%
Total other mortgage banking riskmanagement	$18	$83,043
Total interest rate riskmanagement contracts	$559	$270,893

	December 31, 2004
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
	(in millions)
MSR Risk Management:
Available-For-Sale Securities:
Mortgage-backed securities – U.S. Government and agency(1)	$2,137	$19	$2,156
Trading Securities:
Mortgage-backed securities – U.S. Government and agency	n/a	n/a	3,512
Total MSR risk management securities			$5,668

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

Dime Bancorp, Inc.

In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the U.S. Government. Dime Bancorp distributed a Litigation Tracking WarrantTM (an “LTW”) for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMB and the Company. As a result of these mergers, the Company assumed the litigation against the U.S. Government and the LTWs are now, when exercisable, exercisable for shares of the Company’s common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2005. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company’s Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

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

For financial statements, see Index to Consolidated Financial Statements on page 88.

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

(3)          The 2003 EIP provides that each of the Company’s nonemployee directors may receive stock grants or awards at the recommendation of the Governance Committee. See Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plans.”

(4)          Under the Company’s 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plans.”

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

PART IV

Exhibits, Financial Statement Schedules

(a)    (1) Financial Statements

See Index to Consolidated Financial Statements on page 88.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

WASHINGTON MUTUAL, INC.

/s/ THOMAS W. CASEY
Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	89
Report of Independent Registered Public Accounting Firm on Internal Control	90
Report of Independent Registered Public Accounting Firm	92
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	93
Consolidated Statements of Financial Condition at December 31, 2005 (Restated) and 2004 (Restated)	95
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005 (Restated), 2004 (Restated) and 2003 (Restated)	96
Consolidated Statements of Cash Flows for the years ended December 31, 2005 (Restated), 2004 (Restated) and 2003	97
Notes to Consolidated Financial Statements	99
Supplementary Data (Unaudited)	176

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 90.

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

/s/ Deloitte & Touche LLP
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

/s/  Deloitte & Touche LLP

Seattle, Washington

March 8, 2006 (August 4, 2006 as to the effects of restatement discussed in Note 2)

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

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	(Restated)	(Restated)
	2005	2004
	(dollars in millions)
Assets
Cash and cash equivalents	$6,214	$4,455
Federal funds sold and securities purchased under agreements to resell	2,137	82
Trading assets (including securities pledged of $3,281 and $2,458)	10,999	5,588
Available-for-sale securities, total amortized cost of $24,810 and $19,047:
Mortgage-backed securities (including securities pledged of $3,950 and $5,716)	20,648	14,923
Investment securities (including securities pledged of $2,773 and $3,344)	4,011	4,296
Total available-for-sale securities	24,659	19,219
Loans held for sale	33,582	42,743
Loans held in portfolio	229,632	207,071
Allowance for loan and lease losses	(1,695)	(1,301)
Total loans held in portfolio, net of allowance for loan and lease losses	227,937	205,770
Investment in Federal Home Loan Banks	4,257	4,059
Mortgage servicing rights	8,041	5,906
Goodwill	8,298	6,196
Other assets	17,449	13,563
Total assets	$343,573	$307,581
Liabilities
Deposits:
Noninterest-bearing deposits	$34,014	$32,780
Interest-bearing deposits	159,153	140,878
Total deposits	193,167	173,658
Federal funds purchased and commercial paper	7,081	4,045
Securities sold under agreements to repurchase	15,532	15,944
Advances from Federal Home Loan Banks	68,771	70,074
Other borrowings	23,777	18,498
Other liabilities	7,966	4,473
Total liabilities	316,294	286,692
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 993,913,800 and 874,261,898 shares issued and outstanding	–	–
Capital surplus – common stock	8,176	3,350
Accumulated other comprehensive loss	(235)	(76)
Retained earnings	19,338	17,615
Total stockholders’ equity	27,279	20,889
Total liabilities and stockholders’ equity	$343,573	$307,581

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2002 (previously reported)	944.0	$5,961	$175	$13,925	$20,061
Restatement of retained earnings for tax adjustments affecting 2001 and prior periods (see Note 2)	–	–	–	(337)	(337)
BALANCE, December 31, 2002 (as restated)	944.0	5,961	175	13,588	19,724
Comprehensive income:
Net income – 2003	–	–	–	3,880	3,880
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(965)	–	(965)
Net unrealized gain from cash flow hedging instruments	–	–	270	–	270
Minimum pension liability adjustment	–	–	(4)	–	(4)
Total comprehensive income					3,181
Cash dividends declared on common stock	–	–	–	(1,274)	(1,274)
Cash dividends returned(1)	–	–	–	53	53
Common stock repurchased and retired	(65.9)	(2,699)	–	–	(2,699)
Common stock returned from escrow	(12.0)	–	–	–	–
Common stock issued	14.9	420	–	–	420
BALANCE, December 31, 2003 (restated)	881.0	3,682	(524)	16,247	19,405
Comprehensive income:
Net income – 2004	–	–	–	2,878	2,878
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	198	–	198
Net unrealized gain from cash flow hedging instruments	–	–	256	–	256
Minimum pension liability adjustment	–	–	(6)	–	(6)
Total comprehensive income					3,326
Cash dividends declared on common stock	–	–	–	(1,510)	(1,510)
Common stock repurchased and retired	(16.1)	(712)	–	–	(712)
Common stock issued	9.4	380	–	–	380
BALANCE, December 31, 2004 (restated)	874.3	3,350	(76)	17,615	20,889
Comprehensive income:
Net income – 2005	–	–	–	3,432	3,432
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	(198)	–	(198)
Net unrealized gain from cash flow hedging instruments	–	–	40	–	40
Minimum pension liability adjustment	–	–	(1)	–	(1)
Total comprehensive income					3,273
Cash dividends declared on common stock	–	–	–	(1,709)	(1,709)
Common stock repurchased and retired	(23.8)	(921)	–	–	(921)
Common stock issued for acquisition	127.0	5,030	–	–	5,030
Fair value of Providian stock options	–	140	–	–	140
Common stock issued	16.4	577	–	–	577
BALANCE, December 31, 2005 (restated)	993.9	$8,176	$(235)	$19,338	$27,279

(1)                 Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	(Restated)	(Restated)
	2005	2004	2003
	(in millions)
Cash Flows from Operating Activities
Net income	$3,432	$2,878	$3,880
Income from discontinued operations, net of taxes	–	(399)	(87)
Income from continuing operations	3,432	2,479	3,793
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities:
Provision for loan and lease losses	316	209	42
Gain from mortgage loans	(807)	(649)	(1,250)
Gain from credit card loans	(103)	–	–
Loss (gain) from available-for-sale securities	41	(52)	(996)
(Gain) loss on extinguishment of borrowings	(1)	237	129
Depreciation and amortization	2,656	3,169	3,864
Provision for mortgage servicing rights (reversal) impairment	(944)	466	(712)
Stock dividends from Federal Home Loan Banks	(146)	(40)	(113)
Deferred interest income from option adjustable-rate mortgages	(316)	(19)	(7)
Origination and purchases of loans held for sale, net of principal payments	(165,424)	(148,332)	(315,106)
Proceeds from sales of loans held for sale	166,997	127,429	323,570
Net increase in trading assets	(3,227)	(4,176)	(1,045)
(Increase) decrease in other assets	(4,158)	961	(63)
Increase (decrease) in other liabilities	3,449	(1,397)	(1,038)
Net cash provided (used) by operating activities	1,765	(19,715)	11,068
Cash Flows from Investing Activities
Purchases of securities	(22,501)	(5,586)	(41,052)
Proceeds from sales and maturities of mortgage-backed securities	9,558	2,149	12,740
Proceeds from sales and maturities of other available-for-sale securities	6,697	22,151	28,425
Principal payments on securities	3,571	3,306	9,422
Purchases of Federal Home Loan Bank stock	(163)	(1,742)	(336)
Redemption of Federal Home Loan Bank stock	111	1,185	719
Proceeds from sale of mortgage servicing rights	–	–	638
Origination and purchases of loans held in portfolio	(99,820)	(120,012)	(114,828)
Principal payments on loans held in portfolio	89,437	80,704	83,822
Proceeds from sales of loans held in portfolio	940	844	1,429
Proceeds from sales of foreclosed assets	413	453	479
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(1,718)	(63)	1,996
Net cash used for acquisitions	(536)	–	–
Purchases of premises and equipment, net	(607)	(585)	(1,053)
Proceeds from sale of real estate held for investment	–	–	149
Proceeds from sale of discontinued operations, net of cash sold	–	1,223	–
Net cash used by investing activities	(14,618)	(15,973)	(17,450)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The allocated allowance for homogeneous loans (such as home loans, home equity loans and lines of credit, specialty mortgage finance loans and credit card loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent credit risk liabilities are recorded within other liabilities on the Consolidated Statements of Financial Condition, and losses are recorded on the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

Nonaccrual Loans

Loans for which interest is not being accrued are referred to as loans on nonaccrual status. Mortgage loans are generally placed on nonaccrual status when they are 90 days past due. Home loans secured by real estate, including home equity loans and lines of credit, are written down to the fair value of the underlying collateral (less projected cost to sell) when they are 180 days past due. Additionally, mortgage loans in non-homogeneous portfolios, such as commercial real estate loans, are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 2: Restatement of Financial Statements

Subsequent to the original filing of the Company’s Annual Report on Form 10-K, the Company completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the three years reported in the Consolidated Statements of Income. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005, the effects of the tax account restatements resulted in a decrease in other assets of $266 million and an increase in other liabilities of $71 million. At December 31, 2004, such restatements resulted in a $337 million decrease in other assets. The table below shows the impact of the restatement on the Consolidated Statements of Financial Condition:

	As Previously
	Reported	As Restated
	(in millions)
December 31, 2005
Other assets	$17,715	$17,449
Total assets	343,839	343,573
Other liabilities	7,895	7,966
Total liabilities	316,223	316,294
Retained earnings	19,675	19,338
Total stockholders’ equity	27,616	27,279
December 31, 2004
Other assets	13,900	$13,563
Total assets	307,918	307,581
Other liabilities	4,473	4,473
Total liabilities	286,692	286,692
Retained earnings	17,952	17,615
Total stockholders’ equity	21,226	20,889

Note 3: Business Combinations

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

115

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 4: Securities

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considers compensating factors and mitigating circumstances that may serve to reduce the potential for increased credit risk arising from these features.

Loans held in portfolio with the aforementioned features consisted of the following:

	December 31,
	2005	2004
	(in millions)
Option ARM home loans	$70,191	$66,310
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent	9,012	9,825
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	12,312	8,927
Interest-only home loans	10,660	8,907

The geographic distribution of the Company’s Option ARM portfolio is set forth in the table below:

	December 31,
	2005	2004
	(in millions)
California	$33,875	$34,237
Florida	7,253	6,358
New York/New Jersey	7,043	5,898
Washington/Oregon	2,615	2,580
Illinois	1,972	1,785
Texas	735	722
Other	16,698	14,730
Total home loan Option ARMs held in portfolio	$70,191	$66,310

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 6:  Securitizations

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

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests (excluding MSR) to immediate changes in those assumptions were as follows:

	Mortgage Loans
	Fixed-Rate Government- Sponsored Enterprise		Adjustable-Rate Privately Issued
	Home	Multi-Family	Home	Subprime	Credit Card Loans
	(dollars in millions)
Fair value of retained interests	$702	$654	$1,390	$52	$1,639
Expected weighted-average life (in years)	7.0	5.7	3.5	5.3	0.5
Payment rate(1)	10.85%	–	25.89%	51.75%	8.56%
Impact on fair value of 10% adverse change	(1)	–	(35)	–	(22)
Impact on fair value of 25% adverse change	–	–	(79)	1	(48)
Discount rate	5.71%	4.99%	9.23%	35.27%	5.63 – 15.00%
Impact on fair value of 25% adverse change	(32)	(8)	(42)	(5)	(48)
Impact on fair value of 50% adverse change	(65)	(16)	(84)	(9)	(95)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Mortgage Banking Activities

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Other Assets

Other assets consisted of the following:

	December 31,
	2005	2004
	(in millions)
Premises and equipment	$3,262	$3,140
Investment in bank-owned life insurance	3,056	2,678
Accrued interest receivable	1,914	1,428
Foreclosed assets	276	261
Identifiable intangible assets	677	195
Derivatives	821	893
Accounts receivable	4,593	3,580
Other	2,850	1,388
Total other assets	$17,449	$13,563

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

Note 10: Deposits

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

Note 12: Advances from Federal Home Loan Banks

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

Note 13: Other Borrowings

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of the Company’s net deferred tax asset (liability) were as follows:

	December 31,
	2005	2004
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$717	$489
Mortgage servicing rights, net of valuation reserves	–	226
Loan fees and costs	–	479
Net operating loss carryforwards	6	133
Accruals and compensation differences	175	232
Unrealized loss from securities and cash flow hedging instruments	128	33
Other	47	490
Total deferred tax assets	1,073	2,082
Payments in lieu	(4)	(39)
Valuation allowance	–	(65)
Deferred tax asset, net of payments in lieu and valuation allowance	1,069	1,978
Deferred tax liabilities:
Stock dividends from FHLBs	(711)	(623)
Mortgage servicing rights, net of valuation reserves	(1,050)	–
Loan fees and costs	(596)	–
Basis difference on premises and equipment	(409)	(684)
Other	(256)	(139)
Total deferred tax liabilities	(3,022)	(1,446)
Net deferred tax asset (liability)	$(1,953)	$532

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

As a result of the Keystone acquisition in December 1996, the Company and certain of its affiliates are parties to an agreement with a predecessor of the Federal Deposit Insurance Corporation (“FDIC”), which generally provides that 75% of the federal tax savings and approximately 19.5% of the California tax savings attributable to the Company’s utilization of certain tax loss carryovers of New West Federal Savings and Loan Association, are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund (“Resolution Fund”). These amounts are considered “payments in lieu.”  The FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

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

Guarantees

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. As of December 31, 2005 and December 31, 2004, the amount of loans sold without retained credit risk totaled $555.51 billion and $533.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has accrued $130 million as of December 31, 2005 and $148 million as of December 31, 2004 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 17: Earnings Per Share

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents accumulated other comprehensive income (loss) balances:

		Net	Amortization
	Net	Unrealized	Adjustment for
	Unrealized	Gain (Loss)	Mortgage-backed	Minimum	Accumulated
	Gain (Loss)	from Cash	Securities	Pension	Other
	from	Flow Hedging	Transferred	Liability	Comprehensive
	Securities(1)	Instruments	in 1997	Adjustment	Income (Loss)
	(in millions)
Balance, December 31, 2003	$(95)	$(430)	$11	$(10)	$(524)
Net change	202	256	(4)	(6)	448
Balance, December 31, 2004	107	(174)	7	(16)	(76)
Net change	(194)	40	(4)	(1)	(159)
Balance, December 31, 2005	$(87)	$(134)	$3	$(17)	$(235)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31, 2005
						Minimum to be
						Categorized as
						Well-Capitalized
			Minimum			Under Prompt
			Regulatory			Corrective Action
	Actual		Requirement			Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$26,219	11.50%	$18,240	8.00%		$22,800	10.00%
Adjusted tier 1 capital to total risk-weighted assets	19,350	8.49	9,120	4.00		13,680	6.00
Tier 1 capital to adjusted total assets (leverage)	20,787	6.47	12,850	4.00	(1)	16,062	5.00
Tangible capital to tangible assets (tangible quity)	20,331	6.34	4,812	1.50		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	29,902	383.91	623	8.00		779	10.00
Adjusted tier 1 capital to total risk-weighted assets	29,900	383.89	312	4.00		467	6.00
Tier 1 capital to adjusted total assets (leverage)	29,936	85.21	1,405	4.00	(1)	1,757	5.00
Tangible capital to tangible assets (tangible quity)	29,936	85.21	527	1.50		n/a	n/a

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
						Minimum to be
						Categorized as
						Well-Capitalized
			Minimum			Under Prompt
			Regulatory			Corrective Action
	Actual		Requirement			Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$20,387	11.53%	$14,149	8.00%		$17,687	10.00%
Adjusted tier 1 capital to total risk-weighted assets	14,081	7.96	7,075	4.00		10,612	6.00
Tier 1 capital to adjusted total assets (leverage)	14,219	5.35	10,623	4.00	(1)	13,279	5.00
Tangible capital to tangible assets (tangible equity)	14,219	5.35	3,984	1.50		n/a	n/a
Former Washington Mutual Bank
Total risk-based capital to total risk-weighted assets	2,233	12.35	1,447	8.00		1,809	10.00
Adjusted tier 1 capital to total risk-weighted assets	1,974	10.92	723	4.00		1,085	6.00
Tier 1 capital to adjusted total assets (leverage)	1,988	7.44	1,069	4.00	(1)	1,336	5.00
Tangible capital to tangible assets (tangible equity)	1,988	7.44	401	1.50		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	27,029	393.56	549	8.00		687	10.00
Adjusted tier 1 capital to total risk-weighted assets	27,027	393.52	275	4.00		412	6.00
Tier 1 capital to adjusted total assets (leverage)	27,055	93.67	1,155	4.00	(1)	1,444	5.00
Tangible capital to tangible assets (tangible equity)	27,055	93.67	433	1.50		n/a	n/a

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain executives participate in the Company’s Performance Shares Program. Under this program, executives are notified of target awards and the performance criteria that determine actual awards at the end of the three-year measurement period. The actual awards may be between 0% and 250% of the target award, depending on the Company’s performance. After the three-year performance cycle has been completed, actual awards may be made in cash or in the Company’s common stock. Common stock awards will be made from the 2003 EIP.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the status, and changes, of all plans at December 31, 2005, 2004 and 2003 during the years then ended:

	1983 Stock Option Plan		1994 Stock Option Plan		WAMU Shares Stock Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Outstanding at December 31, 2002	124,875	$9.89	40,078,528	$30.06	13,059,058	$35.54
Granted	–	–	105,093	35.08	22,088	36.53
Exercised	(124,875)	9.89	(6,489,335)	25.12	(1,410,483)	29.82
Forfeited	–	–	(1,281,776)	33.47	(1,494,478)	36.49
Outstanding at December 31, 2003	–	–	32,412,510	30.94	10,176,185	36.20
Granted	–	–	–	–	–	–
Exercised	–	–	(5,411,077)	29.30	(1,238,526)	34.33
Forfeited	–	–	(1,580,577)	34.50	(1,968,143)	36.38
Outstanding at December 31, 2004	–	–	25,420,856	31.06	6,969,516	36.48
Granted	–	–	–	–	–	–
Exercised	–	–	(5,270,912)	29.38	(1,533,436)	36.03
Forfeited	–	–	(559,377)	34.92	(566,670)	36.72
Outstanding at December 31, 2005	–	–	19,590,567	31.40	4,869,410	36.59
Outstanding options exercisable as of:
December 31, 2003	–	–	22,259,329	29.29	3,684,178	34.43
December 31, 2004	–	–	22,644,707	30.43	5,769,967	36.47
December 31, 2005	–	–	19,585,363	31.40	4,869,410	36.59

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Plans		2003 Equity Incentive Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2002	4,582,419	$17.65	–	–
Granted	–	–	9,919,629	$39.54
Exercised	(1,813,815)	17.55	(2,375)	39.50
Forfeited	(124,276)	21.79	(39,192)	39.78
Outstanding at December 31, 2003	2,644,328	17.52	9,878,062	39.54
Granted	–	–	2,800,198	41.93
Exercised	(549,750)	16.62	(45,288)	39.49
Forfeited	(13,956)	21.64	(1,501,903)	40.31
Outstanding at December 31, 2004	2,080,622	17.73	11,131,069	40.04
Granted	10,402,350	45.19	8,536,707	41.97
Exercised	(4,137,121)	17.28	(588,974)	39.58
Forfeited	(128,465)	64.88	(1,807,263)	40.96
Outstanding at December 31, 2005	8,217,386	51.98	17,271,539	40.91
Outstanding options exercisable as of:
December 31, 2003	2,642,456	17.51	–	–
December 31, 2004	2,080,622	17.73	3,109,932	39.57
December 31, 2005	8,217,386	51.98	5,647,638	39.84

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial data pertaining to outstanding stock options were as follows:

	December 31, 2005
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise	Number of	Exercise Price
	Number of	Remaining	Price of	Exercisable	of Exercisable
Ranges of Exercise Prices	Option Shares	Years	Option Shares	Option Shares	Option Shares
1994 Stock Option Plan
$ 12.33 – $ 21.42	1,930,782	2.99	$16.79	1,930,782	$16.79
21.92 – 29.94	1,809,336	2.57	25.05	1,809,336	25.05
30.74 – 33.96	8,651,496	5.25	31.93	8,651,496	31.93
34.00 – 40.52	7,198,953	6.27	36.29	7,193,749	36.29
WAMU Shares Stock Option Plan
$ 34.00	665,775	0.12	34.00	665,775	34.00
36.53	2,645,998	6.75	36.53	2,645,998	36.53
37.81	1,557,637	1.67	37.81	1,557,637	37.81
Acquired Plans
$ 7.79 – $ 14.80	649,926	2.94	10.88	649,926	10.88
15.13 – 23.72	2,098,765	5.39	17.33	2,098,765	17.33
23.80 – 32.89	1,354,078	4.52	26.42	1,354,078	26.42
36.73 – 43.63	1,484,944	5.39	40.51	1,484,944	40.51
52.89 – 99.32	1,115,469	4.35	90.75	1,115,469	90.75
103.00 – 141.96	1,514,204	4.47	123.17	1,514,204	123.17
2003 Equity Incentive Plan
$ 37.05 –$ 40.67	8,641,502	7.85	39.52	5,165,897	39.54
40.72 – 43.11	8,465,747	8.91	42.26	461,854	42.96
43.58 – 46.35	164,290	9.37	44.37	19,887	45.17
Total	49,948,902		38.58	38,319,797	37.72

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2005			2004
		Nonqualified	Other		Nonqualified	Other
	Pension	Defined	Postretirement	Pension	Defined	Postretirement
	Plan	Benefit Plans	Benefit Plans	Plan	Benefit Plans	Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,423	$138	$65	$1,283	$129	$68
Interest cost	86	8	4	84	8	4
Service cost	79	2	1	80	2	1
Plan participants’ contributions	–	–	5	–	–	5
Medicare Part D subsidy	–	–	–	–	–	(1)
Amendments	–	–	–	110	9	–
Actuarial loss (gain)	21	1	(2)	(38)	1	(3)
Curtailment gain	–	–	–	(22)	–	–
Benefits paid	(97)	(11)	(9)	(74)	(11)	(9)
Benefit obligation, end of year(1)	1,512	138	64	1,423	138	65
Change in plan assets
Fair value of plan assets, beginning of year	1,459	–	–	1,307	–	–
Actual return on plan assets	110	–	–	117	–	–
Employer contributions	149	11	4	109	11	4
Plan participants’ contributions	–	–	5	–	–	5
Benefits paid	(97)	(11)	(9)	(74)	(11)	(9)
Fair value of plan assets, end of year	1,621	–	–	1,459	–	–
Funded status	109	(138)	(64)	36	(138)	(65)
Unrecognized net actuarial loss (gain)	303	26	(17)	288	26	(15)
Unrecognized prior service cost (credit)	75	8	–	85	8	(6)
Remaining unamortized, unrecognized net obligation	–	–	–	–	–	6
Net amount recognized	$487	$(104)	$(81)	$409	$(104)	$(80)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Prepaid benefit cost	$487	$–	$–	$409	$–	$–
Accrued benefit cost	–	(104)	(81)	–	(104)	(80)
Additional minimum liability	–	(30)	–	–	(28)	–
Intangible asset	–	1	–	–	2	–
Other comprehensive income		29	–	–	26	–
Net amount recognized	$487	$(104)	$(81)	$409	$(104)	$(80)

The accumulated benefit obligation for all defined benefit plans was $1.50 billion and $1.40 billion at December 31, 2005 and 2004.

Additional information due to the benefit obligation in excess of or (less than) plan assets:

	Year Ended December 31,
	2005			2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Projected benefit obligation	$(109)	$138	$64	$(36)	$138	$65
Accumulated benefit obligation	(322)	133	64	(259)	132	65

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,693	$(1,368)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	1,790	(6,694)	–
Investment in subsidiaries	34,707	29,956	–	(64,663)	–
Other assets	1,396	605	51,737	(2,557)	51,181
Total assets	$38,294	$34,227	$346,334	$(75,282)	$343,573
Liabilities
Notes payable to subsidiaries	$266	$549	$8,244	$(9,059)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	555	34	202,141	(1,597)	201,133
Total liabilities	11,015	1,288	314,647	(10,656)	316,294
Stockholders’ Equity	27,279	32,939	31,687	(64,626)	27,279
Total liabilities and stockholders’ equity	$38,294	$34,227	$346,334	$(75,282)	$343,573

	December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$1,517	$71	$4,882	$(2,015)	$4,455
Available-for-sale securities	60	–	19,155	4	19,219
Loans, net of allowance for loan and lease losses	1	10	248,502	–	248,513
Notes receivable from subsidiaries	1,580	2,400	1,817	(5,797)	–
Investment in subsidiaries	26,177	23,222	–	(49,399)	–
Other assets	784	426	37,250	(3,066)	35,394
Total assets	$30,119	$26,129	$311,606	$(60,273)	$307,581
Liabilities
Notes payable to subsidiaries	$258	$1,183	$6,623	$(8,064)	$–
Borrowings	8,516	309	99,736	–	108,561
Other liabilities	456	14	180,461	(2,800)	178,131
Total liabilities	9,230	1,506	286,820	(10,864)	286,692
Stockholders’ Equity	20,889	24,623	24,786	(49,409)	20,889
Total liabilities and stockholders’ equity	$30,119	$26,129	$311,606	$(60,273)	$307,581

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$3,432	$3,661	$(3,661)	$3,432
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,790)	(718)	3,508	–
(Increase) decrease in other assets	(592)	8	(6,801)	(7,385)
Increase (decrease) in other liabilities	93	112	3,244	3,449
Other	(1)	(187)	2,457	2,269
Net cash provided (used) by operating activities	142	2,876	(1,253)	1,765
Cash Flows from Investing Activities
Purchase of securities	–	–	(22,501)	(22,501)
Proceeds from sales and maturities of securities	2	–	19,824	19,826
Origination of loans, net of principal payments	–	2	(10,385)	(10,383)
Decrease (increase) in notes receivable from subsidiaries	226	(1,150)	924	–
Investment in subsidiaries	(745)	(615)	1,360	–
Other	–	–	(1,560)	(1,560)
Net cash provided (used) by investing activities	(517)	(1,763)	(12,338)	(14,618)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,878	(238)	4,290	5,930
Cash dividends paid on preferred and common stock	(1,709)	(925)	925	(1,709)
Repurchase of common stock	(921)	–	–	(921)
Other	391	87	10,834	11,312
Net cash provided (used) by financing activities	(361)	(1,076)	16,049	14,612
Increase (decrease) in cash and cash equivalents	(736)	37	2,458	1,759
Cash and cash equivalents, beginning of year	1,517	71	2,867	4,455
Cash and cash equivalents, end of year	$781	$108	$5,325	$6,214

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$2,878	$3,092	$(3,092)	$2,878
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,144)	(988)	4,132	–
(Increase) decrease in other assets	389	(309)	(3,295)	(3,215)
Increase (decrease) in other liabilities	(463)	(282)	(652)	(1,397)
Other	1	–	(17,982)	(17,981)
Net cash provided (used) by operating activities	(339)	1,513	(20,889)	(19,715)
Cash Flows from Investing Activities
Purchase of securities	–	–	(5,586)	(5,586)
Proceeds from sales and maturities of securities	1	–	27,605	27,606
Origination of loans, net of principal payments	1	3	(39,312)	(39,308)
Decrease (increase) in notes receivable from subsidiaries	943	(2,200)	1,257	–
Investment in subsidiaries	286	(438)	152	–
Other	–	–	1,315	1,315
Net cash provided (used) by investing activities	1,231	(2,635)	(14,569)	(15,973)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,721	1,143	11,696	14,560
Cash dividends paid on preferred and common stock	(1,510)	(75)	75	(1,510)
Repurchase of common stock	(712)	–	–	(712)
Other	310	79	20,398	20,787
Net cash provided (used) by financing activities	(191)	1,147	32,169	33,125
Increase (decrease) in cash and cash equivalents	701	25	(3,289)	(2,563)
Cash and cash equivalents, beginning of year	816	46	6,156	7,018
Cash and cash equivalents, end of year	$1,517	$71	$2,867	$4,455

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

Note 25: Discontinued Operations

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

Note 26: Operating Segments

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial highlights by operating segment were as follows:

	Year Ended December 31, 2005
	Retail Banking and Financial Services Group	Home Loans Group	Card Services(1)	Commercial Group	Corporate Support/ Treasury and Other	Reconciling Adjustments(2)		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$5,478	$1,181	$637	$1,371	$(831)	$50	(3)	$7,886
Provision for loan and lease losses	165	–	454	7	1	(311	)(4)	316
Noninterest income (expense)	3,049	2,192	352	478	(118)	(215	)(5)	5,738
Inter-segment revenue (expense)	42	(42)	–	–	–	–		–
Noninterest expense	4,444	2,140	268	637	381	–		7,870
Income (loss) before income taxes	3,960	1,191	267	1,205	(1,331)	146		5,438
Income taxes (benefit)	1,495	449	101	455	(536)	42	(6)	2,006
Net income (loss)	$2,465	$742	$166	$750	$(795)	$104		$3,432
Performance and other data:
Efficiency ratio(7)	51.85%	64.23%	27.08%	34.46%	n/a	n/a		57.76%
Average loans	$180,556	$30,898	$4,908	$47,147	$1,088	$(4,316	)(8)	$260,281
Average assets	193,342	52,915	5,595	51,594	26,982	(4,088	)(8)(9)	326,340
Average deposits	136,894	14,036	n/a	7,872	27,221	n/a		186,023
Loan volume	46,951	172,928	n/a	41,000	278	n/a		261,157
Employees at end of period	30,437	13,256	3,124	4,182	9,799	n/a		60,798

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)                 Includes the impact to the allowance for loan and lease losses of $211 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the “losses inherent in the loan portfolio” methodology used by the Company.

	Year Ended December 31, 2004
	Retail Banking and Financial Services Group	Home Loans Group	Commercial Group	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,999	$1,240	$1,314	$(869)	$432	(1)	$7,116
Provision for loan and lease losses	164	–	41	4	–	(2)	209
Noninterest income (expense)	2,758	2,228	379	(145)	(608	)(3)	4,612
Inter-segment revenue (expense)	23	(23)	–	–	–		–
Noninterest expense	4,123	2,411	594	407	–		7,535
Income (loss) from continuingoperations before income taxes	3,493	1,034	1,058	(1,425)	(176)		3,984
Income taxes (benefit)	1,305	386	395	(569)	(12	)(4)	1,505
Income (loss) from continuingoperations	2,188	648	663	(856)	(164)		2,479
Income from discontinuedoperations, net of taxes	–	–	–	399	–		399
Net income (loss)	$2,188	$648	$663	$(457)	$(164)		$2,878
Performance and other data:
Efficiency ratio(5)	53.00%	69.99%	35.06%	n/a	n/a		64.25%
Average loans	$163,328	$23,591	$37,916	$889	$(1,570	)(6)	$224,154
Average assets	175,713	41,934	42,474	25,753	(1,796	)(6)(7)	284,078
Average deposits	130,337	16,299	7,108	11,664	n/a		165,408
Loan volume	55,282	182,212	28,978	261	n/a		266,733
Employees at end of period	27,341	13,838	3,385	8,015	n/a		52,579

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2003
	Retail Banking and Financial Services Group	Home Loans Group	Commercial Group		Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,851	$2,382	$1,307		$(267)	$356	(1)	$7,629
Provision for loan and lease losses	175	14	99		8	(254	)(2)	42
Noninterest income	2,500	2,926	528		648	(752	)(3)	5,850
Inter-segment revenue (expense)	179	(179)	–		–	–		–
Noninterest expense	3,576	2,915	511		406	–		7,408
Income (loss) from continuing operations before income taxes	2,779	2,200	1,225		(33)	(142)		6,029
Income taxes (benefit)	1,065	839	468		(36)	(100	)(4)	2,236
Income from continuing operations	1,714	1,361	757		3	(42)		3,793
Income from discontinuedoperations, net of taxes	–	–	87		–	–		87
Net income	$1,714	$1,361	$844		$3	$(42)		$3,880
Performance and other data:
Efficiency ratio(5)	54.76%	56.83%	27.82%		n/a	n/a		54.96%
Average loans	$120,705	$42,990	$34,731		$759	$(1,260	)(6)	$197,925
Average assets	132,411	70,305	42,853		39,371	(1,821	)(6)(7)	283,119
Average deposits	125,440	27,112	5,384		5,649	n/a		163,585
Loan volume	29,717	374,004	28,356		168	n/a		432,245
Employees at end of period	26,564	22,287	5,824	(8)	9,045	n/a		63,720

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