Form 10-Q
period 2006-06-30
WASHINGTON MUTUAL INC
filed 2006-08-09
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of the issuer’s classes of common stock as of July 31, 2006:

Common Stock – 963,488,129(1)

(1) Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$398	$580	$864	$1,053
Loans held in portfolio	3,884	2,833	7,460	5,448
Available-for-sale securities	368	234	690	457
Trading assets	165	91	363	170
Other interest and dividend income	120	51	215	95
Total interest income	4,935	3,789	9,592	7,223
Interest Expense
Deposits	1,461	852	2,682	1,548
Borrowings	1,414	928	2,734	1,703
Total interest expense	2,875	1,780	5,416	3,251
Net interest income	2,060	2,009	4,176	3,972
Provision for loan and lease losses	224	31	306	47
Net interest income after provision for loan and lease losses	1,836	1,978	3,870	3,925
Noninterest Income
Revenue from sales and servicing of home mortgage loans	222	114	486	889
Revenue from sales and servicing of consumer loans	424	2	801	2
Depositor and other retail banking fees	641	540	1,219	1,030
Credit card fees	152	–	291	–
Securities fees and commissions	56	47	108	94
Insurance income	33	47	66	93
Trading assets income (loss)	(129)	285	(142)	186
Gain (loss) from sales of other available-for-sale securities	–	25	(8)	(97)
Other income	179	46	395	167
Total noninterest income	1,578	1,106	3,216	2,364
Noninterest Expense
Compensation and benefits	1,021	876	2,054	1,744
Occupancy and equipment	435	349	826	750
Telecommunications and outsourced information services	145	100	279	203
Depositor and other retail banking losses	51	49	108	104
Advertising and promotion	117	74	211	128
Professional fees	45	38	81	71
Other expense	415	281	808	548
Total noninterest expense	2,229	1,767	4,367	3,548
Minority interest expense	37	–	37	–
Income from continuing operations before income taxes	1,148	1,317	2,682	2,741
Income taxes	389	484	947	1,019
Income from continuing operations, net of taxes	759	833	1,735	1,722
Discontinued Operations
Income from discontinued operations before income taxes	12	17	27	35
Income taxes	4	6	10	12
Income from discontinued operations, net of taxes	8	11	17	23
Net Income	$767	$844	$1,752	$1,745
Basic Earnings Per Common Share:
Income from continuing operations	$0.80	$0.97	$1.81	$1.99
Income from discontinued operations	0.01	0.01	0.02	0.03
Net income	0.81	0.98	1.83	2.02
Diluted Earnings Per Common Share:
Income from continuing operations	0.78	0.94	1.75	1.94
Income from discontinued operations	0.01	0.01	0.02	0.03
Net income	0.79	0.95	1.77	1.97
Dividends declared per common share	0.51	0.47	1.01	0.93
Basic weighted average number of common shares outstanding (in thousands)	947,023	865,221	960,245	865,078
Diluted weighted average number of common shares outstanding (in thousands)	975,504	887,250	989,408	888,020

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2006	(Restated) December 31, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$6,675	$6,214
Federal funds sold and securities purchased under agreements to resell	4,112	2,137
Trading assets (including securities pledged of $2,405 and $3,281)	7,445	10,999
Available-for-sale securities, total amortized cost of $28,504 and $24,810:
Mortgage-backed securities (including securities pledged of $5,656 and $3,950)	21,438	20,648
Investment securities (including securities pledged of $4,446 and $2,773)	6,358	4,011
Total available-for-sale securities	27,796	24,659
Loans held for sale	23,342	33,582
Loans held in portfolio	243,503	229,632
Allowance for loan and lease losses	(1,663)	(1,695)
Total loans held in portfolio, net of allowance for loan and lease losses	241,840	227,937
Investment in Federal Home Loan Banks	3,500	4,257
Mortgage servicing rights	9,162	8,041
Goodwill	8,339	8,298
Other assets	18,673	17,449
Total assets	$350,884	$343,573
Liabilities
Deposits:
Noninterest-bearing deposits	$35,457	$34,014
Interest-bearing deposits	169,101	159,153
Total deposits	204,558	193,167
Federal funds purchased and commercial paper	6,138	7,081
Securities sold under agreements to repurchase	19,866	15,532
Advances from Federal Home Loan Banks	55,311	68,771
Other borrowings	27,995	23,777
Other liabilities	8,926	7,951
Minority interests	1,959	15
Total liabilities	324,753	316,294
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 962,880,117 and 993,913,800 shares issued and outstanding	–	–
Capital surplus – common stock	6,596	8,176
Accumulated other comprehensive loss	(599)	(235)
Retained earnings	20,134	19,338
Total stockholders’ equity	26,131	27,279
Total liabilities and stockholders’ equity	$350,884	$343,573

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus–Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2004 (previously reported)	874.3	$3,350	$(76)	$17,952	$21,226
Restatement of retained earnings for tax adjustments affecting 2001 and prior periods (see Note 2)	–	–	–	(337)	(337)
BALANCE, December 31, 2004 (as restated)	874.3	3,350	(76)	17,615	20,889
Comprehensive income:
Net income	–	–	–	1,745	1,745
Other comprehensive income, net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	46	–	46
Net unrealized gain from cash flow hedging instruments	–	–	44	–	44
Total comprehensive income					1,835
Cash dividends declared on common stock	–	–	–	(810)	(810)
Common stock repurchased and retired	(2.6)	(100)	–	–	(100)
Common stock issued	6.7	199	–	–	199
BALANCE, June 30, 2005 (restated)	878.4	$3,449	$14	$18,550	$22,013
BALANCE, December 31, 2005 (previously reported)	993.9	$8,176	$(235)	$19,675	$27,616
Restatement of retained earnings for tax adjustments affecting 2001 and prior periods (see Note 2)	–	–	–	(337)	(337)
BALANCE, December 31, 2005 (as restated)	993.9	8,176	(235)	19,338	27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	6	29	35
Adjusted balance	993.9	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	1,752	1,752
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(371)	–	(371)
Net unrealized gain from cash flow hedging instruments	–	–	2	–	2
Minimum pension liability adjustments	–	–	(1)	–	(1)
Total comprehensive income					1,382
Cash dividends declared on common stock	–	–	–	(985)	(985)
Common stock repurchased and retired	(47.0)	(2,108)	–	–	(2,108)
Common stock issued	16.0	528	–	–	528
BALANCE, June 30, 2006	962.9	$6,596	$(599)	$20,134	$26,131

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	(Restated) 2005
	(in millions)
Cash Flows from Operating Activities
Net income	$1,752	$1,745
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	306	47
Gain from mortgage loans	(335)	(426)
Loss from sales of available-for-sale securities	1	92
Depreciation and amortization	445	1,355
Provision for mortgage servicing rights reversal	–	(177)
Stock dividends from Federal Home Loan Banks	(86)	(65)
Capitalized interest income from option adjustable-rate mortgages	(428)	(72)
Origination and purchases of loans held for sale, net of principal payments	(60,728)	(82,317)
Proceeds from sales of loans held for sale	68,121	72,838
Excess tax benefits from stock-based payment arrangement	(12)	–
Net decrease in trading assets	4,843	70
Increase in other assets	(1,603)	(365)
Increase in other liabilities	835	746
Net cash provided (used) by operating activities	13,111	(6,529)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(9,990)	(8,282)
Proceeds from sales and maturities of mortgage-backed securities	4,561	3,118
Proceeds from sales and maturities of other available-for-sale securities	150	3,339
Principal payments on available-for-sale securities	1,500	1,626
Purchases of Federal Home Loan Bank stock	–	(163)
Redemption of Federal Home Loan Bank stock	840	93
Origination and purchases of loans held in portfolio	(49,801)	(46,900)
Principal payments on loans held in portfolio	34,923	40,596
Proceeds from sales of loans held in portfolio	1,954	173
Proceeds from sales of foreclosed assets	237	214
Net increase in federal funds sold and securities purchased under agreements to resell	(1,975)	(543)
Purchases of premises and equipment, net	(183)	(242)
Net cash used by investing activities	(17,784)	(6,971)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Six Months Ended June 30,
	2006	(Restated) 2005
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$11,391	$10,659
Increase (decrease) in short-term borrowings	3,838	(901)
Proceeds from long-term borrowings	15,003	5,646
Repayments of long-term borrowings	(10,803)	(2,456)
Proceeds from advances from Federal Home Loan Banks	14,909	45,684
Repayments of advances from Federal Home Loan Banks	(28,368)	(44,222)
Proceeds from issuance of preferred securities	1,959	–
Excess tax benefits from stock-based payment arrangement	12	–
Cash dividends paid on common stock	(985)	(810)
Repurchase of common stock	(2,108)	(100)
Other	286	159
Net cash provided by financing activities	5,134	13,659
Increase in cash and cash equivalents	461	159
Cash and cash equivalents, beginning of period	6,214	4,455
Cash and cash equivalents, end of period	$6,675	$4,614
Noncash Activities
Loans exchanged for mortgage-backed securities	$909	$668
Real estate acquired through foreclosure	293	210
Loans transferred from (to) held for sale to (from) held in portfolio, net	1,174	(222)
Mortgage-backed securities transferred from available-for-sale to trading	858	–
Cash Paid During the Period For
Interest on deposits	$2,493	$1,439
Interest on borrowings	2,655	1,519
Income taxes	557	1,109

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries (“Washington Mutual” or the “Company”). The Company’s financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In particular, prepayment fees were reclassified from noninterest income to interest income and expenses related to low income housing partnerships were reclassified from noninterest expense to other income.

The reclassification of prepayment fees was made in conjunction with changes made to regulatory financial reporting standards by the Office of Thrift Supervision. The amount reclassified to interest income totaled $83 million and $155 million for the three and six months ended June 30, 2005. Prepayment fees totaled $67 million and $131 million for the three and six months ended June 30, 2006.

In the second quarter of 2006, the Company reclassified expenses related to its investments in low income housing partnerships. The amount reclassified to other income totaled $13 million and $25 million for the three and six months ended June 30, 2005 and $20 million for the three months ended March 31, 2006. Such expenses totaled $44 million for the six months ended June 30, 2006.

The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2005 Annual Report on Form 10-K/A.

Recently Issued Accounting Standards Not Yet Adopted

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

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided by EITF 05-1, Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option. The issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date (i.e., no gain or loss should be recognized related to the equity securities issued to settle the instrument). Additionally, the issuance of equity securities to settle an instrument that, as of its issuance date, does not contain a substantive conversion feature should be accounted for as a debt extinguishment and the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. The EITF also reached a consensus that Issue No. 03-7, Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19), should be amended to clarify that Issue 03-7 does not apply to settlements within the scope of Issue 05-1. The guidance is effective for all conversions within its scope that result from the exercise of call options in interim or annual reporting periods beginning after June 28, 2006, and is not expected to have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Note 2: Restatement of Financial Statements

After announcing its earnings for the second quarter ended June 30, 2006, the Company completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter. Refer to Note 2 to the Consolidated Financial Statements – “Restatement of Financial Statements” in the Company’s 2005 Annual Report on Form 10-K/A for further information regarding the effects of this restatement on the Company’s Consolidated Statements of Financial Condition at December 31, 2005.

Note 3: Discontinued Operations

In July 2006 the Company announced its exit from the mutual fund management business and subsequently entered into a definitive agreement to sell its subsidiary, WM Advisors, Inc. WM Advisors provides investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, the results of its operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and Note 8 to the Consolidated Financial Statements – “Operating Segments,” and are presented in aggregate as discontinued operations. Assets and liabilities of WM Advisors have been reclassified to other assets and other liabilities on the Consolidated Statements of Financial Condition. The sale is expected to close in the fourth quarter of 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for WM Advisors were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net interest income	$–	$–	$1	$–
Noninterest income	69	66	136	129
Noninterest expense	57	49	110	94
Income taxes	4	6	10	12
Net income	$8	$11	$17	$23

Note 4: Earnings Per Share

Information used to calculate earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	947,023	865,221	960,245	865,078
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	15,275	12,665	16,009	13,468
Common stock warrants	11,071	9,364	10,754	9,474
Convertible debt(1)	1,179	–	1,922	–
Accelerated share repurchase program	956	–	478	–
Diluted weighted average number of common shares outstanding	975,504	887,250	989,408	888,020

(1)                 Acquired on October 1, 2005 through the merger with Providian Financial Corporation.

For the three months and six months ended June 30, 2006, options to purchase approximately 15.4 million and 15.6 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and six months ended June 30, 2005, options to purchase approximately 8.8 million and 8.7 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc. (the parent of American Savings Bank, F.A.), 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2006, the conditions for releasing the shares from escrow did not exist, and therefore, none of the shares in the escrow were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5: Mortgage Banking Activities

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

As permitted by the early adoption provisions of this accounting standard, the Company applied Statement No. 156 to its financial statements on January 1, 2006 and elected to measure all classes of mortgage servicing assets at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale mortgage servicing rights (“MSR”) risk management securities to trading. The effects of these changes were recorded as a cumulative effect of a change in accounting principle adjustments to retained earnings as of January 1, 2006 and were comprised of a $35 million adjustment, net of taxes, from the MSR fair value election and a $(6) million adjustment, net of taxes, from the transfer of available-for-sale securities, designated as MSR risk management instruments, to the trading portfolio. Upon electing the fair value method of accounting for its mortgage servicing assets, the Company discontinued the application of fair value hedge accounting. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$184	$250	$341	$431
Revaluation gain (loss) from derivatives economically hedging loans held for sale	67	(79)	119	1
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	251	171	460	432
Servicing activity:
Home mortgage loan servicing revenue(1)	586	523	1,159	1,032
Change in MSR fair value due to valuation inputs or assumptions	435	–	849	–
Change in MSR fair value due to payments on loans and other	(460)	–	(869)	–
MSR valuation adjustments(2)	–	(77)	–	462
Amortization of MSR	–	(564)	–	(1,133)
Revaluation gain (loss) from derivatives economically hedging MSR	(433)	61	(956)	96
Adjustment to MSR fair value pursuant to MSR sale(3)	(157)	–	(157)	–
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	(29)	(57)	26	457
Total revenue from sales and servicing of home mortgage loans	$222	$114	$486	$889

(1)   Includes late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)   Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that results from the application of the lower of cost or fair value accounting methodology in 2005.

(3)   Sale consists of approximately $2.6 billion of mortgage servicing rights.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	(in millions)
Balance, beginning of period	$569,501		$542,797	$563,208		$540,392
Home loans:
Additions	30,949		36,174	65,974		70,706
Loan payments and other	(30,377)		(35,689)	(59,440)		(68,550)
Net change in commercial real estate loans	279		42	610		776
Balance, end of period	$570,352	(1)	$543,324	$570,352	(1)	$543,324

(1)   Does not include the effects of MSR sale, which reduced the unpaid principal balance of the servicing portfolio by $141 billion in July 2006.

Changes in the balance of MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Balance, beginning of period(1)	$8,736	$6,802	$8,041	$5,906
Home loans:
Additions	607	555	1,239	1,044
Changes in MSR fair value due to valuation inputs or assumptions	435	–	849	–
Payments on loans and other	(460)	–	(869)	–
Adjustment to MSR fair value pursuant to MSR sale	(157)	–	(157)	–
Fair value basis adjustment(2)	–	–	57	–
Amortization	–	(564)	–	(1,133)
(Impairment) reversal	–	(250)	–	177
Statement No. 133 MSR accounting valuation adjustments	–	(813)	–	(268)
Net change in commercial real estate MSR	1	–	2	4
Balance, end of period(1)	$9,162	$5,730 (3)	$9,162	$5,730 (3)

(1)          Net of valuation allowance for all periods in 2005.

(2)          Pursuant to the adoption of Statement No. 156 on January 1, 2006, the $57 million difference between the net carrying value and fair value was recorded as an increase to the basis of the Company’s MSR.

(3)          At June 30, 2005, aggregate MSR fair value was $5.74 billion.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006		2005
	(in millions)
Balance, beginning of period	$1,513	$914		$1,981
Impairment (reversal)	250	–		(177)
Other-than-temporary impairment	(11)	–		(45)
Other	(6)	(914	)(1)	(13)
Balance, end of period	$1,746	$–		$1,746

(1)          Pursuant to the adoption of Statement No. 156, the valuation allowance was written off against the recorded value of the MSR.

Note 6: Guarantees

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. As of June 30, 2006 and December 31, 2005, the amount of loans sold without retained credit risk totaled $561.37 billion and $555.51 billion, which substantially represents the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has recorded loss contingency reserves of $107 million as of June 30, 2006 and $130 million as of December 31, 2005 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

In 2004 and 2005, the Company’s Long Beach Mortgage division engaged in whole loan sale transactions of originated subprime loans in which it agreed to repurchase from the investor each “early payment default” loan at a price equal to the loan’s face value plus the amount of any premium paid by the investor. An early payment default occurs when the borrower fails to make the first post-sale payment due on the loan by a contractually specified date. Usually when such an event occurs, the fair value of the loan at the time of its repurchase is lower than the face value. In the fourth quarter of 2005, the Company experienced increased incidents of repurchases of early payment default loans sold by Long Beach Mortgage. The Company has recorded loss contingency reserves of $3 million as of June 30, 2006 and $40 million as of December 31, 2005 to cover estimated loss exposure related to such loan sales.

Note 7: Stock-Based Compensation

Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle amounted to $25 million and has been reflected as a decrease to compensation and benefits expense in the three months ended March 31, 2006.

Net income for the three and six months ended June 30, 2006 included $57 million and $114 million of compensation costs and $22 million and $43 million of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the three and six months ended June 30, 2005 included $30 million and $66 million of compensation costs and $12 million and $25 million of income tax benefits related to the Company’s stock-based compensation arrangements. As the Company elected to use the modified prospective application method, results for the three and six months ended June 30, 2005 do not reflect any restated amounts.

Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. For further discussion of the Company’s equity incentive plan and employee stock purchase plan, refer to Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plan and Shareholder Rights Plan” of Washington Mutual, Inc.’s 2005 Annual Report on Form 10-K/A.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status of all stock option plans at June 30, 2006 during the six months then ended:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Number	Price	(in years)	(in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2005	19,590,567	$31.40	5.15	$237
Granted	-
Exercised	(4,167,782)	31.40
Forfeited	(3,341)	35.56
Outstanding at June 30, 2006	15,419,444	31.40	4.79	219
Outstanding options exercisable as of June 30, 2006	15,419,444	31.40	4.79	219
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2005	4,869,410	$36.59	4.22	$34
Granted	-
Exercised	(1,541,083)	35.93
Forfeited	(175,398)	35.13
Outstanding at June 30, 2006	3,152,929	37.00	4.32	27
Outstanding options exercisable as of June 30, 2006	3,152,929	37.00	4.32	27
Acquired Plans:
Outstanding at December 31, 2005	8,217,386	$51.98	4.74	$104
Granted	-
Exercised	(1,846,679)	20.03
Forfeited	(317,565)	94.25
Outstanding at June 30, 2006	6,053,142	59.52	4.19	68
Outstanding options exercisable as of June 30, 2006	6,053,142	59.52	4.19	68
2003 Equity Incentive Plan:
Outstanding at December 31, 2005	17,271,539	$40.91	8.38	$45
Granted	7,068,407	43.35
Exercised	(1,124,989)	40.36
Forfeited	(1,273,375)	42.06
Outstanding at June 30, 2006	21,941,582	41.66	8.26	86
Outstanding options exercisable as of June 30, 2006	8,112,316	40.60	7.16	40

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Six Months Ended June 30,
	2006	2005
Weighted average grant-date fair value:
2003 Equity Incentive Plan	$8.06	$8.39
Dividend yield	4.70%	4.20 - 4.28%
Expected volatility	21.90 - 25.50	25.99 - 30.74
Risk free interest rate	4.22 - 5.02	3.55 - 4.15
Expected life (in years)	5.1 - 6.2 years	4.5 - 7 years

The total intrinsic value of options exercised under the plans during the three and six months ended June 30, 2006 was $55 million and $117 million. The total intrinsic value of options exercised under the plans during the three and six months ended June 30, 2005 was $13 million and $45 million. As of June 30, 2006, there was $94 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

Cash received from stock options exercised for the three and six months ended June 30, 2006 was $137 million and $269 million. The income tax benefits from stock options exercised total $18 million and $41 million for the same periods.

Equity Incentive Plan

The 2003 Equity Incentive Plan (“2003 EIP”) and two of its predecessor plans (the Equity Incentive Plan and the Restricted Stock Plan) permit grants of restricted stock, with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, consultants and advisors of the Company. The Company measures the fair value of the 2003 EIP restricted stock awards based upon the market price of the underlying common stock as of the date of grant. The 2003 EIP restricted stock awards are amortized over their applicable vesting period (generally three years) using the straight-line method.

The following table presents the status and changes in restricted stock awards issued under all plans:

	Shares	Weighted Average Grant- Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	6,388,821	$40.80
Granted	3,852,564	43.35
Vested	(1,633,841)	41.53
Forfeited	(806,307)	41.38
Nonvested balance at June 30, 2006	7,801,237	41.84

As of June 30, 2006, there was $249 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.3 years.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended June 30, 2006, 2003 EIP restricted stock and awards of 104,000 and 3.9 million were granted with a weighted average grant-date per share fair value of $44.08 and $43.35. During the three and six months ended June 30, 2005, 2003 EIP restricted stock and awards of 40,000 and 3.6 million were granted with a weighted average grant-date per share fair value of $39.18 and $40.43. The total fair value of EIP restricted stock and awards vested during the three and six months ended June 30, 2006 was $713,000 and $70 million. The total fair value of EIP restricted stock and awards vested during the three and six months ended June 30, 2005 was zero and $43 million.

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

The following table presents the status and changes in performance unit awards:

	Shares	Weighted Average Grant- Date Fair Value
Performance Unit awards:
Nonvested balance at December 31, 2005	1,086,348	$40.65
Granted	545,809	46.21
Vested	-	-
Forfeited	(164,041)	41.95
Nonvested balance at June 30, 2006	1,468,116	42.57

As of June 30, 2006, there was $13 million of total unrecognized compensation cost related to unvested performance unit awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status and changes in LTCIP awards:

	Shares	Weighted Average Grant Current Fair Value
LTCIP awards:
Nonvested balance at December 31, 2005	1,429,180	$40.91
Granted	1,255,452	43.09
Vested	(485,277)	40.91
Forfeited	(56,690)	41.86
Nonvested balance at June 30, 2006	2,142,665	42.16

As of June 30, 2006, there was $67 million of total unrecognized compensation cost related to unvested LTCIP awards. The cost is expected to be recognized over a weighted average period of 1.7 years. Cash used to settle vested LTCIP awards was $69,000 and $21 million for the three and six months ended June 30, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period. The Company pays for the program’s administrative expenses. The plan is open to all employees who are at least 18 years old, work at least 20 hours per week and have completed three months of service with the Company. Participation is through payroll deductions with a maximum annual contribution of 10% of each employee’s eligible cash compensation. Under the ESPP, dividends may be automatically reinvested at the discretion of the participant. The Company sold 128,505 and 291,861 shares to employees during the three and six months ended June 30, 2006 and 119,695 and 257,749 shares to employees during the three and six months ended June 30, 2005. At June 30, 2006, 2 million shares were reserved for future issuance under this plan.

Note 8: Operating Segments

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

During the fourth quarter of 2005, the Company announced its plans to reorganize its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations within the Home Loans Group. This change in structure was effective as of January 1, 2006 and was retrospectively applied to the prior period operating segment financial results for comparability.

The principal activities of the Retail Banking Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating,

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities and other financial services; and (4) holding the Company’s portfolio of home loans held for investment, including certain subprime home loans. The Company has entered into an agreement to sell the mutual fund management business, WM Advisors, Inc., whose activities are reported within this segment’s results as discontinued operations. The gain on disposition of discontinued operations will be reported as part of the Corporate Support/Treasury and Other category.

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

This segment’s home loan portfolio consists of home loans purchased from both the Home Loans Group and secondary market participants. Loans to subprime borrowers purchased prior to 2006 are also held in the segment’s home loan portfolio. Loans held in portfolio generate interest income, including prepayment fees, and loan-related noninterest income, such as late fees.

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include (1) originating credit card loans; (2) either holding such loans in portfolio or securitizing and selling them; (3) servicing credit card loans; and (4) providing other cardholder services. Credit card loans that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit, and returned check charges), annual membership fees, and cash advance and balance transfer fees. Losses from credit risk that is inherent in the credit card loan portfolio are charged to the provision for loan and lease losses on the income statement and the allowance for loan and lease losses on the balance sheet.

When credit card loans are securitized, the loans are sold to a qualifying special-purpose entity (“QSPE”), typically a securitization trust. The QSPE issues asset-backed securities that are secured by the future expected cash flows on the sold loans. Cash proceeds from the sale of those securities to third parties are received by the Company, and the cost basis of the securitized loans is reduced by the loan loss allowance allocable to the sold loans and removed from the balance sheet. The resulting gain from the securitization and sale, along with the ensuing fee income associated with the Company’s retention of servicing responsibilities on the securitized loans, are reported as revenue from sales and servicing of consumer loans in noninterest income. Certain interests in the securitized loans are retained by the Company and are classified as trading assets on the balance sheet, with changes in the fair value of those retained interests recognized in current period earnings.

The mix at any point in time between the amount of credit card loans held in the loan portfolio and those that have been securitized and sold is influenced by market conditions, the Company’s evaluation of capital deployment alternatives, and liquidity factors.

The Card Services Group acquires new customers primarily by leveraging the Company’s retail banking distribution network and through direct mail solicitations, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of cardholder service products to its customer base. These products, which may be originated within the Company or jointly marketed with others, include debt suspension, auto- and health-related services, credit-related services, and selected insurance products.

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

The principal activities of the Home Loans Group include: (1) originating and servicing home loans; (2) buying and selling home loans in the secondary market; (3) providing financing and other banking services to mortgage bankers for the origination of mortgage loans; (4) holding both subprime loans purchased after 2005 and Long Beach Mortgage’s portfolio of home loans held for investment; and (5) making available insurance-related products and participating in reinsurance activities with other insurance companies.

The segment offers a wide variety of home loans, including fixed-rate home loans, adjustable-rate home loans or “ARMs”, hybrid home loans, Option ARM loans and home loans to subprime borrowers. Such loans are either held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. The decision to retain or sell home loans, and the related decision to retain or not retain servicing when loans are sold, involve the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

In addition to selling loans to secondary market participants, the Home Loans Group generates both interest income and noninterest income by acquiring home loans from a variety of sources, pooling and securitizing those loans, selling the resulting mortgage-backed securities to secondary market participants and providing ongoing servicing and bond administration for all securities issued.

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments, charges associated with the Company’s ongoing productivity and efficiency initiatives and community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in traditionally underserved communities. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of inter-segment premiums.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the fourth quarter of 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the second quarter of 2006, only the funds transfer pricing management accounting methodology and charges for legal services were applied to this segment. As charges related to the administrative support functions of the former Providian Financial Corporation continue to be incurred by the Card Services Group, corporate overhead charges have not been allocated to this segment. The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2006

					Corporate
					Support/
	Retail	Card		Home	Treasury	Reconciling Adjustments
	Banking	Services	Commercial	Loans	and
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,509	$610	$203	$206	$(182)	$(405)	$119	(4)	$2,060
Provision for loan and lease losses	37	417	1	1	–	(217)	(15	)(5)	224
Noninterest income	732	387	17	453	(81)	188	(118	)(6)	1,578
Inter-segment revenue (expense)	19	(1)	–	(18)	–	–	–		–
Noninterest expense	1,138	283	57	588	163	–	–		2,229
Minority interest expense	–	–	–	–	37	–	–		37
Income (loss) from continuingoperations before income taxes	1,085	296	162	52	(463)	–	16		1,148
Income taxes (benefit)	415	113	62	20	(179)	–	(42)		389
Income (loss) from continuingoperations, net of taxes	670	183	100	32	(284)	–	58		759
Income from discontinuedoperations, net of taxes	8	–	–	–	–	–	–		8
Net income (loss)	$678	$183	$100	$32	$(284)	$–	$58		$767
Performance and other data:
Efficiency ratio(7)	50.33%	28.35%	25.94%	91.82%	n/a	n/a	n/a		61.27%
Average loans	$195,985	$20,473	$31,625	$30,742	$1,068	$(11,565)	$(1,458	)(8)	$266,870
Average assets	208,869	23,044	34,188	58,440	36,064	(9,753)	(1,552	) (8)(9)	349,300
Average deposits	138,803	n/a	2,243	20,124	39,082	n/a	n/a		200,252
Loan volume	10,488	n/a	2,961	41,364	82	n/a	n/a		54,895
Employees at end of period	29,311	2,627	1,253	13,964	9,092	n/a	n/a		56,247

(1)                 Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)                 Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization was retrospectively applied to prior periods.

(3)                 The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

(4)                 Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

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

(9)                 Includes the impact to the allowance for loan and lease losses of $94 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2005
	Retail Banking Group	Commercial Group(1)	Home Loans Group(1)	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,458	$218	$449	$(230)	$114	(2)	$2,009
Provision for loan and lease losses	40	1	–	–	(10	)(3)	31
Noninterest income (expense)	619	3	668	(49)	(135	)(4)	1,106
Inter-segment revenue (expense)	11	–	(11)	–	–		–
Noninterest expense	1,042	57	637	31	–		1,767
Income (loss) from continuingoperations before income taxes	1,006	163	469	(310)	(11)		1,317
Income taxes (benefit)	381	61	177	(126)	(9)		484
Income (loss) from continuingoperations, net of taxes	625	102	292	(184)	(2)		833
Income from discontinuedoperations, net of taxes	11	–	–	–	–		11
Net income (loss)	$636	$102	$292	$(184)	$(2)		$844
Performance and other data:
Efficiency ratio(5)	49.87%	25.84%	57.48%	n/a	n/a		56.70%
Average loans	$181,396	$29,597	$48,040	$1,030	$(1,541	)(6)	$258,522
Average assets	194,029	33,078	68,928	26,238	(1,765	)(6)(7)	320,508
Average deposits	135,539	2,462	19,119	26,401	n/a		183,521
Loan volume	11,704	2,864	53,030	20	n/a		67,618
Employees at end of period	29,046	1,284	15,048	8,999	n/a		54,377

(1)                 Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization has been retrospectively applied to prior periods.

(2)                 Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

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

(7)                 Includes the impact to the allowance for loan and lease losses of $224 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2006

					Corporate
					Support/
	Retail	Card		Home	Treasury	Reconciling Adjustments
	Banking	Services	Commercial	Loans	and
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,031	$1,223	$403	$475	$(358)	$(837)	$239	(4)	$4,176
Provision for loan and lease losses	87	747	2	3	–	(442)	(91	)(5)	306
Noninterest income (expense)	1,406	733	29	861	73	395	(281	)(6)	3,216
Inter-segment revenue (expense)	33	(2)	–	(31)	–	–	–		–
Noninterest expense	2,244	571	126	1,187	239	–	–		4,367
Minority interest expense	–	–	–	–	37	–	–		37
Income (loss) from continuingoperations before income taxes	2,139	636	304	115	(561)	–	49		2,682
Income taxes (benefit)	817	243	116	44	(235)	–	(38)		947
Income (loss) from continuing operations, net of taxes	1,322	393	188	71	(326)	–	87		1,735
Income from discontinuedoperations, net of taxes	17	–	–	–	–	–	–		17
Net income (loss)	$1,339	$393	$188	$71	$(326)	$–	$87		$1,752
Performance and other data:
Efficiency ratio(7)	50.20%	29.24%	29.03%	90.99%	n/a	n/a	n/a		59.08%
Average loans	$192,587	$20,281	$31,260	$32,653	$1,160	$(11,835)	$(1,496	)(8)	$264,610
Average assets	205,574	22,905	33,952	61,289	34,703	(9,985)	(1,626	)(8)(9)	346,812
Average deposits	138,932	n/a	2,253	18,337	36,146	n/a	n/a		195,668
Loan volume	17,743	n/a	5,731	86,362	105	n/a	n/a		109,941
Employees at end of period	29,311	2,627	1,253	13,964	9,092	n/a	n/a		56,247

(1)             Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)             Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization was retrospectively applied to prior periods.

(3)             The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

(4)             Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

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

(9)             Includes the impact to the allowance for loan and lease losses of $130 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2005
	Retail Banking Group	Commercial Group(1)	Home Loans Group(1)	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,859	$446	$848	$(408)	$227	(2)	$3,972
Provision for loan and lease losses	77	2	2	–	(34	)(3)	47
Noninterest income (expense)	1,193	78	1,415	(124)	(198	)(4)	2,364
Inter-segment revenue (expense)	22	–	(22)	–	–		–
Noninterest expense	2,054	111	1,247	136	–		3,548
Income (loss) from continuingoperations before income taxes	1,943	411	992	(668)	63		2,741
Income taxes (benefit)	736	155	373	(270)	25		1,019
Income (loss) from continuingoperations, net of taxes	1,207	256	619	(398)	38		1,722
Income from discontinuedoperations, net of taxes	23	–	–	–	–		23
Net income (loss)	$1,230	$256	$619	$(398)	$38		$1,745
Performance and other data:
Efficiency ratio(5)	50.41%	21.21%	55.67%	n/a	n/a		55.99%
Average loans	$179,526	$29,580	$43,497	$1,054	$(1,548	)(6)	$252,109
Average assets	192,273	32,904	64,991	25,822	(1,783	)(6)(7)	314,207
Average deposits	134,268	2,728	18,268	24,112	n/a		179,376
Loan volume	24,197	5,297	97,525	114	n/a		127,133
Employees at end of period	29,046	1,284	15,048	8,999	n/a		54,377

(1)          Effective January 1, 2006, the Company reorganized its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations with the Home Loans Group. Previously these operations were reported within the Commercial Group. This change in organization has been retrospectively applied to prior periods.

(2)          Represents the difference between home loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

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

(7)          Includes the impact to the allowance for loan and lease losses of $235 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$1	$11	$6	$(18)	$–
Other interest income	1	1	4,934	(1)	4,935
Total interest income	2	12	4,940	(19)	4,935
Interest Expense
Borrowings	157	8	1,268	(19)	1,414
Other interest expense	–	–	1,461	–	1,461
Total interest expense	157	8	2,729	(19)	2,875
Net interest income (expense)	(155)	4	2,211	–	2,060
Provision for loan and lease losses	–	–	224	–	224
Net interest income (expense) after provision for loan and lease losses	(155)	4	1,987	–	1,836
Noninterest Income	4	6	1,578	(10)	1,578
Noninterest Expense	31	9	2,233	(7)	2,266
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(182)	1	1,332	(3)	1,148
Income tax expense (benefit)	(84)	(2)	475	–	389
Dividends from subsidiaries	–	2,324	–	(2,324)	–
Equity in undistributed income (loss) of subsidiaries	865	(1,468)	–	603	–
Income from continuing operations, net of taxes	767	859	857	(1,724)	759
Discontinued Operations, net of taxes	–	–	8	–	8
Net Income	$767	$859	$865	$(1,724)	$767

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$6	$35	$3	$(44)	$–
Other interest income	1	–	3,828	(40)	3,789
Total interest income	7	35	3,831	(84)	3,789
Interest Expense
Borrowings	118	7	887	(84)	928
Other interest expense	–	–	852	–	852
Total interest expense	118	7	1,739	(84)	1,780
Net interest income (expense)	(111)	28	2,092	–	2,009
Provision for loan and lease losses	–	–	31	–	31
Net interest income (expense) after provision for loan and lease losses	(111)	28	2,061	–	1,978
Noninterest Income	23	–	1,091	(8)	1,106
Noninterest Expense	19	1	1,754	(7)	1,767
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(107)	27	1,398	(1)	1,317
Income tax expense (benefit)	(27)	4	507	–	484
Dividends from subsidiaries	662	629	–	(1,291)	–
Equity in undistributed income of subsidiaries	262	259	–	(521)	–
Income from continuing operations, net of taxes	844	911	891	(1,813)	833
Discontinued Operations, net of taxes	–	–	11	–	11
Net Income	$844	$911	$902	$(1,813)	$844

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$8	$40	$12	$(60)	$–
Other interest income	3	4	9,588	(3)	9,592
Total interest income	11	44	9,600	(63)	9,592
Interest Expense
Borrowings	301	15	2,478	(60)	2,734
Other interest expense	–	–	2,682	–	2,682
Total interest expense	301	15	5,160	(60)	5,416
Net interest income (expense)	(290)	29	4,440	(3)	4,176
Provision for loan and lease losses	–	–	306	–	306
Net interest income (expense) after provision for loan and lease losses	(290)	29	4,134	(3)	3,870
Noninterest Income	7	6	3,220	(17)	3,216
Noninterest Expense	63	20	4,336	(15)	4,404
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(346)	15	3,018	(5)	2,682
Income tax expense (benefit)	(133)	–	1,080	–	947
Dividends from subsidiaries	3,600	4,133	–	(7,733)	–
Equity in undistributed loss of subsidiaries	(1,635)	(2,195)	–	3,830	–
Income from continuing operations, net of taxes	1,752	1,953	1,938	(3,908)	1,735
Discontinued Operations, net of taxes	–	–	17	–	17
Net Income	$1,752	$1,953	$1,955	$(3,908)	$1,752

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$10	$58	$6	$(74)	$–
Other interest income	2	–	7,298	(77)	7,223
Total interest income	12	58	7,304	(151)	7,223
Interest Expense
Borrowings	212	13	1,630	(152)	1,703
Other interest expense	–	–	1,548	–	1,548
Total interest expense	212	13	3,178	(152)	3,251
Net interest income (expense)	(200)	45	4,126	1	3,972
Provision for loan and lease losses	–	–	47	–	47
Net interest income (expense) after provision for loan and lease losses	(200)	45	4,079	1	3,925
Noninterest Income	26	–	2,371	(33)	2,364
Noninterest Expense	54	2	3,524	(32)	3,548
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(228)	43	2,926	–	2,741
Income tax expense (benefit)	(57)	11	1,065	–	1,019
Dividends from subsidiaries	947	913	–	(1,860)	–
Equity in undistributed income of subsidiaries	969	916	–	(1,885)	–
Income from continuing operations, net of taxes	1,745	1,861	1,861	(3,745)	1,722
Discontinued Operations, net of taxes	–	–	23	–	23
Net Income	$1,745	$1,861	$1,884	$(3,745)	$1,745

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$2,466	$2,760	$7,125	$(5,676)	$6,675
Available-for-sale securities	54	–	27,742	–	27,796
Loans, net of allowance for loan and lease losses	–	7	265,175	–	265,182
Notes receivable from subsidiaries	31	950	489	(1,470)	–
Investment in subsidiaries	32,703	28,595	–	(61,298)	–
Other assets	1,415	339	50,304	(827)	51,231
Total assets	$36,669	$32,651	$350,835	$(69,271)	$350,884
Liabilities
Notes payable to subsidiaries	$271	$24	$1,175	$(1,470)	$–
Borrowings	9,668	463	99,179	–	109,310
Other liabilities	599	42	220,720	(5,918)	215,443
Total liabilities	10,538	529	321,074	(7,388)	324,753
Stockholders’ Equity	26,131	32,122	29,761	(61,883)	26,131
Total liabilities and stockholders’ equity	$36,669	$32,651	$350,835	$(69,271)	$350,884

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,653	$(1,328)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	473	(5,377)	–
Investment in subsidiaries	34,707	31,116	–	(65,823)	–
Other assets	1,396	605	51,668	(2,488)	51,181
Total assets	$38,294	$35,387	$344,908	$(75,016)	$343,573
Liabilities
Notes payable to subsidiaries	$266	$549	$6,918	$(7,733)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	555	34	202,040	(1,496)	201,133
Total liabilities	11,015	1,288	313,220	(9,229)	316,294
Stockholders’ Equity	27,279	34,099	31,688	(65,787)	27,279
Total liabilities and stockholders’ equity	$38,294	$35,387	$344,908	$(75,016)	$343,573

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$1,752	$1,954	$(1,954)	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	1,635	2,195	(3,830)	–
(Increase) decrease in other assets	15	266	2,959	3,240
Increase in other liabilities	(1)	7	829	835
Other	(1)	(4)	7,289	7,284
Net cash provided by operating activities	3,400	4,418	5,293	13,111
Cash Flows from Investing Activities
Purchase of securities	–	–	(9,990)	(9,990)
Proceeds from sales and maturities of securities	–	–	6,211	6,211
Origination of loans, net of principal payments	–	–	(14,878)	(14,878)
Decrease (increase) in notes receivable from subsidiaries	1,324	2,600	(3,924)	–
Investment in subsidiaries	340	(6)	(334)	–
Other	–	–	873	873
Net cash provided (used) by investing activities	1,664	2,594	(22,042)	(17,784)
Cash Flows from Financing Activities
Repayments from borrowings, net	(363)	(762)	(4,296)	(5,421)
Cash dividends paid on preferred and common stock	(985)	(3,600)	3,600	(985)
Repurchase of common stock	(2,108)	–	–	(2,108)
Other	77	2	13,569	13,648
Net cash provided (used) by financing activities	(3,379)	(4,360)	12,873	5,134
Increase (decrease) in cash and cash equivalents	1,685	2,652	(3,876)	461
Cash and cash equivalents, beginning of period	781	108	5,325	6,214
Cash and cash equivalents, end of period	$2,466	$2,760	$1,449	$6,675

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$1,745	$1,861	$(1,861)	$1,745
Adjustments to reconcile net income to net cash provided(used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(968)	(916)	1,884	–
Decrease (increase) in other assets	(524)	(282)	511	(295)
(Decrease) increase in other liabilities	(59)	340	465	746
Other	(23)	–	(8,702)	(8,725)
Net cash provided (used) by operating activities	171	1,003	(7,703)	(6,529)
Cash Flows from Investing Activities
Purchase of securities	–	–	(8,282)	(8,282)
Proceeds from sales and maturities of securities	2	–	8,081	8,083
Origination of loans, net of principal payments	–	–	(6,304)	(6,304)
Decrease (increase) in notes receivable from subsidiaries	(1,859)	(1,550)	3,409	–
Investment in subsidiaries	(44)	25	19	–
Other	–	–	(468)	(468)
Net cash used by investing activities	(1,901)	(1,525)	(3,545)	(6,971)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,573	1,450	728	3,751
Cash dividends paid on preferred and common stock	(810)	(900)	900	(810)
Repurchase of common stock	(100)	–	–	(100)
Other	160	–	10,658	10,818
Net cash provided (used) by financing activities	823	550	12,286	13,659
Increase in cash and cash equivalents	(907)	28	1,038	159
Cash and cash equivalents, beginning of period	1,517	71	2,867	4,455
Cash and cash equivalents, end of period	$610	$99	$3,905	$4,614

(1)                 Includes intercompany eliminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

After announcing its earnings for the second quarter ended June 30, 2006, Washington Mutual, Inc. (“Washington Mutual” or the “Company”) completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter.

The following table presents total stockholders’ equity as previously reported in the Company’s 2005 Form 10-K and as restated:

December 31,	As Originally Reported	As Restated	Restatement Amount	Adjustment as a Percentage of Previously Reported Stockholders’ Equity
		(in millions)
2005	$27,616	$27,279	$337	1.2%
2004	21,226	20,889	337	1.6
2003	19,742	19,405	337	1.7
2002	20,061	19,724	337	1.7
2001	14,025	13,688	337	2.4

Net income in 2001 as previously reported in the Company’s 2005 Form 10-K was $3.10 billion and basic and diluted earnings per share was $3.64 and $3.58 for the same period. Net income as restated for the year ended December 31, 2001 is $3.04 billion and the restated basic and diluted earnings per share for that period is $3.57 and $3.51.

Discontinued Operations

In July 2006 the Company announced its exit from the mutual fund management business and subsequently entered into a definitive agreement to sell its subsidiary, WM Advisors, Inc. WM Advisors provides investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, the results of its operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and Note 8 to the Consolidated Financial Statements – “Operating Segments,” and are presented in aggregate as discontinued operations. Assets and liabilities of WM Advisors have been reclassified to other assets and other liabilities on the Consolidated Statements of Financial Condition. The sale is expected to close in the fourth quarter of 2006.

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

Each of these factors can significantly impact the Company’s businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company’s ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements. These factors are described in greater detail in “Business – Factors That May Affect Future Results” in the Company’s 2005 Annual Report on Form 10-K/A.

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

In reaching the conclusion that disclosure controls and procedures were effective, management had considered the potential financial impact of control deficiencies associated with the matters giving rise to the restatement described in Note 2 to the Consolidated Financial Statements on page 7. Management believes this restatement is immaterial and was not the result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management has not changed its conclusion described above that the Company’s disclosure controls and procedures were designed and operating effectively as of June 30, 2006.

Management reviews and evaluates the design and effectiveness of the Company’s disclosure controls and procedures on an ongoing basis, which may result in the discovery of deficiencies, and improves its controls and procedures over time, correcting any deficiencies that may have been discovered.

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain their effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal controls. There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to the Company’s 2005 Annual Report on Form 10-K/A, “Management’s Report on Internal Control Over Financial Reporting.”

Overview

Net income for the second quarter of 2006 was $767 million, or $0.79 per diluted share, compared with $844 million, or $0.95 per diluted share, in the second quarter of 2005.

Net interest income was $2.06 billion in the second quarter of 2006, compared with $2.01 billion for the same quarter in 2005. The increase was due to growth in average interest-earning assets, including an increase in the average balance of the home loan portfolio and the addition of the credit card portfolio from the Providian acquisition. Substantially offsetting the impact of the increase in average interest-earning assets was contraction in the net interest margin. The net interest margin in the second quarter of 2006 was 2.65%, a decline of 12 basis points from the second quarter of 2005. The decrease was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by a continual increase in short-term interest rates and the ensuing higher competitive pricing environment for deposits that has recently accompanied the increase in rates. Beginning in June 2004, the Federal Reserve initiated a continuous series of 25 basis point increases in the targeted federal funds rate that has raised this benchmark interest rate from 1.00% in the second quarter of 2004 to 5.25% at June 30, 2006. These increases have gradually shifted the Federal Reserve’s monetary policy from an accommodative position that stimulated economic growth to a more neutral level that is designed to contain inflationary pressures and moderate the pace of economic expansion. Although the Federal Reserve recently expressed concern regarding elevated readings on core inflation, they also acknowledged that the general slowdown in the economy that is already underway, coupled with the cumulative effect of past interest rate increases that have not yet been fully absorbed by the economy, should facilitate the reduction of inflation pressures over time. Future monetary policy actions by the Federal Reserve are expected to be driven by the results of incoming data that gauges inflation trends and economic growth. Accordingly, further increases in the Federal funds rate, if any, will not be foreordained. While the Company’s net interest margin will benefit when the Federal Reserve ends its methodical program of measured interest rate increases, it may continue to be impacted by the competitive deposit pricing environment.

The yield on the Company’s home equity line of credit portfolio increased from 5.70% in the second quarter of 2005 to 7.56% in the second quarter of 2006, partially mitigating the compression in the net interest margin. This adjustable-rate portfolio reprices to current market levels more quickly than adjustable-rate home loans and mortgage-backed securities and is therefore more correlated with the repricing frequency of the Company’s wholesale borrowings. Additionally, the margin benefited from the addition of the higher-yielding Providian credit card portfolio in the fourth quarter of 2005.

Noninterest income totaled $1.58 billion in the second quarter of 2006, compared with $1.11 billion in the second quarter of 2005. The increase is primarily due to consumer loan sales and servicing revenue of $424 million and credit card fee income of $152 million, both of which are attributable to the Providian acquisition in the fourth quarter of 2005. Depositor and other retail banking fees also grew significantly, increasing from $540 million in the second quarter of 2005 to $641 in the second quarter of 2006, reflecting strong customer responses to the Company’s new free checking product. Partially offsetting these increases was a decline in the results of the Company’s home mortgage loan operations. Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $175 million in the second quarter of 2006, compared with $399 million in the second quarter of 2005, reflecting a more favorable MSR hedging environment in the earlier period. Included in the most recent quarter’s results was a $157 million downward adjustment in the MSR fair value resulting from the sale of approximately $2.6 billion of mortgage servicing rights. The servicing portfolio associated with this sale includes substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing which is predominantly comprised of customers whose only relationship with the Company consists of a home mortgage loan. This sale should significantly reduce MSR hedging costs in future periods.

Total home loan volume in the current quarter was down 20% from the same quarter of the prior year, reflecting the general decline in national home sales activity. Also contributing to the decline was the Company’s decision during the second quarter of 2006 to discontinue the origination of mortgages through the less-profitable correspondent channel, which curtailed fixed-rate volume in the latter part of the quarter. With the current flat yield curve environment, the interest rates offered on the Company’s short-term adjustable rate loans, such as the Option ARM, are higher than rates offered on medium-term adjustable-rate mortgages and fixed-rate products. Accordingly, short-term adjustable rate loans, as a percentage of total home loan volume, declined from 37% in the second quarter of 2005 to 31% for the same quarter in 2006, while medium-term loans, which carry a fixed rate of interest during their initial interest rate period (which typically lasts for 3 or 5 years) increased from 25% of total home loan volume in the second quarter of 2005 to 37% in the second quarter of 2006, and account for substantially all of the $10.4 billion increase in the home loan portfolio since the end of 2005.

The Company recorded a provision for loan and lease losses of $224 million in the second quarter of 2006, compared with $82 million in the first quarter of 2006 and $31 million in the second quarter of 2005. The provision in the second quarter of 2006 included a provision of $200 million related to the credit card portfolio, up from $105 million in the first quarter of 2006. This increase was primarily due to a $20 million increase in net charge-offs and growth in the on-balance sheet credit card portfolio in the second quarter. The provision was lower in the first quarter due to a recent change in consumer bankruptcy law, which had the effect of lowering charge-offs in that period, and a decline in the on-balance sheet portfolio of credit card loans during that quarter. The overall consumer credit quality environment continues to reflect the benefits of generally stable housing prices, low unemployment and relatively low mortgage interest rates.

Noninterest expense totaled $2.23 billion in the second quarter of 2006, up from $1.77 billion in the same quarter of the prior year. The increase is primarily due to the inclusion of credit card operating expenses that resulted from the Providian acquisition in the fourth quarter of 2005, and the continuing expansion of the retail banking franchise. The Company opened 64 new retail banking stores during the first half of 2006, and has established a full-year target of opening between 150 and 200 new stores within its existing markets. Also included in noninterest expense in the second quarter of 2006 are $81 million of charges associated with the Company’s ongoing productivity and efficiency initiatives. These charges are primarily comprised of severance and facilities closure costs that were incurred as part of the Company’s ongoing efforts to redeploy certain back-office support operations to more cost-effective labor markets and the consolidation of other administrative support facilities. The Company expects to incur additional charges in the second half of this year that will result from the continuing execution of productivity and efficiency initiatives, including workforce reductions and shutdown expenses that are both associated with the announced sale of the mutual fund asset management business and the partial sale of its mortgage loan servicing portfolio. The sale of the mutual fund business is anticipated to be completed before the end of this year, and the resulting gain is expected to more than offset the aforementioned charges.

On April 23, 2006 the Company and Commercial Capital Bancorp, Inc. (“CCB”), a multi-family and small commercial real estate lending institution located in Southern California, entered into a definitive agreement in which Washington Mutual, Inc. will acquire outstanding shares of CCB in exchange for cash of $16.00 for each CCB share, which results in a preliminary transaction value of approximately $983 million. The acquisition is expected to be completed early in the fourth quarter of 2006.

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

Management has discussed the development and selection of these critical accounting estimates with the Company’s Audit Committee. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of June 30, 2006. These judgments, estimates and assumptions are described in greater detail in the Company’s 2005 Annual Report on Form 10-K/A in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,060	$2,009	$4,176	$3,972
Net interest margin	2.65%	2.77%	2.70%	2.80%
Noninterest income	$1,578	$1,106	$3,216	$2,364
Noninterest expense	2,229	1,767	4,367	3,548
Net income	767	844	1,752	1,745
Basic earnings per common share:
Income from continuing operations	$0.80	$0.97	$1.81	$1.99
Income from discontinued operations, net	0.01	0.01	0.02	0.03
Net income	0.81	0.98	1.83	2.02
Diluted earnings per common share:
Income from continuing operations	0.78	0.94	1.75	1.94
Income from discontinued operations, net	0.01	0.01	0.02	0.03
Net income	0.79	0.95	1.77	1.97
Basic weighted average number of common shares outstanding (in thousands)	947,023	865,221	960,245	865,078
Diluted weighted average number of common shares outstanding (in thousands)	975,504	887,250	989,408	888,020
Dividends declared per common share	$0.51	$0.47	$1.01	$0.93
Return on average assets(1)	0.88%	1.05%	1.01%	1.11%
Return on average common equity(1)	11.54	15.57	12.97	16.23
Efficiency ratio(2)(3)	61.27	56.70	59.08	55.99
Asset Quality
Nonaccrual loans(4)(5)	$1,830	$1,463	$1,830	$1,463
Foreclosed assets(5)	330	256	330	256
Total nonperforming assets(4)(5)	2,160	1,719	2,160	1,719
Nonperforming assets(4) to total assets(5)	0.62%	0.53%	0.62%	0.53%
Restructured loans(5)	$20	$25	$20	$25
Total nonperforming assets and restructured loans(4)(5)	2,180	1,744	2,180	1,744
Allowance for loan and lease losses(5)	1,663	1,243	1,663	1,243
Allowance as a percentage of total loans held in portfolio(5)	0.68%	0.58%	0.68%	0.58%
Provision for loan and lease losses	$224	$31	$306	$47
Net charge-offs	116	39	220	77
Capital Adequacy(5)
Stockholders’ equity to total assets	7.45%	6.81%	7.45%	6.81%
Tangible equity(6) to total tangible assets(6)	5.84	5.02	5.84	5.02
Estimated total risk-based capital to total risk-weighted assets(7)	11.26	10.94	11.26	10.94
Per Common Share Data
Book value per common share(5)(8)	$27.31	$25.23	$27.31	$25.23
Market prices:
High	46.48	42.73	46.48	42.73
Low	42.53	37.78	41.89	37.78
Period end	45.58	40.69	45.58	40.69

(1)          Includes income from continuing and discontinued operations.

(2)          Based on continuing operations.

(3)          The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(4)          Excludes nonaccrual loans held for sale.

(5)          As of period end.

(6)          Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets (except MSR). Minority interests of $1.96 billion at June 30, 2006 are included in the numerator.

(7)          The total risk-based capital ratio is estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(8)          Excludes six million shares held in escrow at June 30, 2006 and 2005.

Summary Financial Data (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$24,536	$44,884	$27,164	$41,613
Total loans held in portfolio	242,334	213,638	237,446	210,496
Total interest-earning assets(1)	313,239	290,841	310,523	283,971
Total assets	349,300	320,508	346,812	314,207
Total interest-bearing deposits	165,239	149,144	161,855	145,910
Total noninterest-bearing deposits	35,013	34,377	33,813	33,466
Total stockholders’ equity	26,594	21,676	27,025	21,510
Period-end balance sheet:
Total loans held for sale	23,342	51,122	23,342	51,122
Total loans held in portfolio, net of allowance for loan and lease losses	241,840	211,494	241,840	211,494
Total assets	350,884	323,196	350,884	323,196
Total deposits	204,558	184,317	204,558	184,317
Total stockholders’ equity	26,131	22,013	26,131	22,013
Loan volume:
Home loans:
Short-term adjustable-rate loans(2):
Option ARMs	11,256	19,564	20,033	35,208
Other ARMs	1,859	367	4,802	1,341
Total short-term adjustable-rate loans	13,115	19,931	24,835	36,549
Medium-term adjustable-rate loans(3)	16,041	13,388	30,906	26,796
Fixed-rate loans	13,695	20,082	31,300	37,806
Total home loan volume(4)	42,851	53,401	87,041	101,151
Total loan volume	54,895	67,618	109,941	127,133
Home loan refinancing(5)	22,414	27,583	46,170	56,224
Total refinancing(5)	23,391	28,771	48,149	58,474

(1)          Based on continuing operations.

(2)          Short-term is defined as adjustable-rate loans that reprice within one year or less.

(3)          Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)          Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage. Specialty mortgage finance loan volumes were $7.28 billion and $8.75 billion for the three months ended June 30, 2006 and 2005 and $13.70 billion and $16.41 billion for the six months ended June 30, 2006 and 2005.

(5)          Includes loan refinancing entered into by both new and pre-existing loan customers.

Earnings Performance from Continuing Operations

Net Interest Income

Net interest income increased $51 million, or 3%, for the three months ended June 30, 2006, compared with the same period in 2005 and $204 million, or 5%, for the six months ended June 30, 2006, compared with the same period in 2005. The increase was due to growth in average interest-earning assets, which increased 8% between the same periods. Substantially offsetting the impact of the increase in average interest-earning assets was contraction in the net interest margin, which declined 12 basis points from the second quarter of 2005. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continual increases in short-term interest rates since June of 2004. These increases in short-term interest rates caused compression in the margin as the Company’s wholesale borrowings reprice at a faster pace than the Company’s interest-earning assets. Higher short-term interest rates have also induced a more competitive deposit pricing environment, which resulted in an increase in the cost of interest-bearing deposits from 2.28% in the second quarter of 2005 to 3.53% in the second quarter of 2006. Partially mitigating margin compression is the growth in home equity line of credit balances, which have repricing frequencies that are more closely aligned with the faster repricing behavior of the Company’s wholesale borrowings. Additionally, the margin benefited from the addition of the higher-yielding Providian credit card portfolio in the fourth quarter of 2005.

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$4,413	4.99%	$56	$1,972	2.96%	$15
Trading assets	8,595	7.69	165	6,252	5.85	91
Available-for-sale securities(1):
Mortgage-backed securities	21,840	5.34	292	15,065	4.67	176
Investment securities	6,215	4.91	76	4,764	4.84	58
Loans held for sale(2)	24,536	6.48	398	44,884	5.16	580
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	125,559	5.77	1,809	111,272	4.88	1,358
Specialty mortgage finance(5)	19,603	6.19	304	20,913	5.90	309
Total home loans	145,162	5.82	2,113	132,185	5.04	1,667
Home equity loans and lines of credit	52,262	7.29	950	47,200	5.79	682
Home construction(6)	2,068	6.47	33	2,047	6.43	33
Multi-family	26,291	6.23	410	23,715	5.27	312
Other real estate	5,585	6.97	98	5,092	6.81	88
Total loans secured by real estate	231,368	6.23	3,604	210,239	5.29	2,782
Consumer:
Credit card	8,448	11.28	238	–	–	–
Other	594	9.74	14	722	10.75	19
Commercial	1,924	5.87	28	2,677	4.73	32
Total loans held in portfolio	242,334	6.42	3,884	213,638	5.31	2,833
Other(7)	5,306	4.80	64	4,266	3.45	36
Total interest-earning assets	313,239	6.30	4,935	290,841	5.21	3,789
Noninterest-earning assets:
Mortgage servicing rights	9,003			6,195
Goodwill	8,302			6,196
Other assets(8)	18,756			17,276
Total assets	$349,300			$320,508

(This table is continued on the next page.)

(1)          The average balance and yield are based on average amortized cost balances.

(2)          Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)          Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $116 million and $100 million for the three months ended June 30, 2006 and 2005.

(4)          Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $239 million and $50 million for the three months ended June 30, 2006 and 2005.

(5)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage held in portfolio.

(6)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(7)          Interest-earning assets in nonaccrual status (other than loans) and related income, if any, are included within this category.

(8)          Includes assets of discontinued operations.

(Continued from the previous page.)

	Three Months Ended June 30,
	2006			2005
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$37,603	2.61%	$245	$47,654	1.86%	$221
Savings and money market deposits	48,095	2.82	339	41,424	1.60	165
Time deposits	79,541	4.39	877	60,066	3.10	466
Total interest-bearing deposits	165,239	3.53	1,461	149,144	2.28	852
Federal funds purchased and commercial paper	7,767	4.97	97	2,749	3.09	21
Securities sold under agreements to repurchase	17,923	4.97	225	16,390	3.13	130
Advances from Federal Home Loan Banks	60,862	4.85	745	69,512	3.21	563
Other	26,239	5.27	347	21,491	4.00	214
Total interest-bearing liabilities	278,030	4.12	2,875	259,286	2.74	1,780
Noninterest-bearing sources:
Noninterest-bearing deposits	35,013			34,377
Other liabilities(9)	7,698			5,156
Minority interests	1,965			13
Stockholders’ equity	26,594			21,676
Total liabilities and stockholders’ equity	$349,300			$320,508
Net interest spread and net interest income		2.18	$2,060		2.47	$2,009
Impact of noninterest-bearing sources		0.47			0.30
Net interest margin		2.65			2.77

(9)          Includes liabilities of discontinued operations.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$4,086	4.82%	$99	$1,665	2.80%	$24
Trading assets	10,135	7.18	363	5,984	5.70	170
Available-for-sale securities(1):
Mortgage-backed securities	20,997	5.31	558	15,275	4.56	348
Investment securities	5,534	4.78	132	4,696	4.64	109
Loans held for sale(2)	27,164	6.36	864	41,613	5.06	1,053
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	121,661	5.68	3,452	110,705	4.77	2,639
Specialty mortgage finance(5)	19,779	6.06	599	19,740	5.82	575
Total home loans	141,440	5.73	4,051	130,445	4.93	3,214
Home equity loans and lines of credit	51,800	7.13	1,834	45,947	5.62	1,283
Home construction(6)	2,063	6.41	66	2,144	6.09	65
Multi-family	26,026	6.08	791	23,194	5.17	600
Other real estate	5,372	6.90	186	5,257	6.76	178
Total loans secured by real estate	226,701	6.12	6,928	206,987	5.17	5,340
Consumer:
Credit card	8,130	11.02	444	–	–	–
Other	607	10.40	32	746	10.62	40
Commercial	2,008	5.63	56	2,763	4.99	68
Total loans held in portfolio	237,446	6.30	7,460	210,496	5.18	5,448
Other(7)	5,161	4.50	116	4,242	3.36	71
Total interest-earning assets	310,523	6.19	9,592	283,971	5.09	7,223
Noninterest-earning assets:
Mortgage servicing rights	8,634			6,143
Goodwill	8,300			6,196
Other assets(8)	19,355			17,897
Total assets	$346,812			$314,207

(This table is continued on the next page.)

(1)          The average balance and yield are based on average amortized cost balances.

(2)          Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)          Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $214 million and $179 million for the six months ended June 30, 2006 and 2005.

(4)          Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $428 million and $72 million for the six months ended June 30, 2006 and 2005.

(5)          Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage held in portfolio.

(6)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(7)          Interest-earning assets in nonaccrual status (other than loans) and related income, if any, are included within this category.

(8)          Includes assets of discontinued operations.

(Continued from the previous page.)

	Six Months Ended June 30,
	2006			2005
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$39,012	2.45%	$473	$48,780	1.74%	$421
Savings and money market deposits	46,464	2.61	602	41,709	1.51	312
Time deposits	76,379	4.22	1,607	55,421	2.95	815
Total interest-bearing deposits	161,855	3.33	2,682	145,910	2.13	1,548
Federal funds purchased and commercial paper	7,616	4.72	179	3,116	2.75	43
Securities sold under agreements to repurchase	16,608	4.74	396	16,505	2.89	240
Advances from Federal Home Loan Banks	63,912	4.65	1,491	68,059	3.02	1,032
Other	26,437	5.04	668	19,954	3.90	388
Total interest-bearing liabilities	276,428	3.92	5,416	253,544	2.57	3,251
Noninterest-bearing sources:
Noninterest-bearing deposits	33,813			33,466
Other liabilities(9)	8,284			5,674
Minority interests	1,262			13
Stockholders’ equity	27,025			21,510
Total liabilities and stockholders’ equity	$346,812			$314,207
Net interest spread and net interest income		2.27	$4,176		2.52	$3,972
Impact of noninterest-bearing sources		0.43			0.28
Net interest margin		2.70			2.80

(9)         Includes liabilities of discontinued operations.

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$222	$114	93%	$486	$889	(45)%
Revenue from sales and servicing of consumer loans	424	2	–	801	2	–
Depositor and other retail banking fees	641	540	19	1,219	1,030	18
Credit card fees	152	–	–	291	–	–
Securities fees and commissions	56	47	19	108	94	15
Insurance income	33	47	(30)	66	93	(29)
Trading assets income (loss)	(129)	285	–	(142)	186	–
Gain (loss) from sales of other available-for-sale securities	–	25	–	(8)	(97)	(92)
Other income	179	46	295	395	167	138
Total noninterest income	$1,578	$1,106	43	$3,216	$2,364	36

Revenues from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage- backed securities	$184	$250	(26)%	$341	$431	(21)%
Revaluation gain (loss) from derivatives economically hedging loans held for sale	67	(79)	–	119	1	–
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	251	171	47	460	432	7
Servicing activity:
Home mortgage loan servicing revenue(1)	586	523	12	1,159	1,032	12
Change in MSR fair value due to valuation inputs or assumptions	435	–	–	849	–	–
Change in MSR fair value due to payments on loans and other	(460)	–	–	(869)	–	–
MSR valuation adjustments(2)	–	(77)	–	–	462	–
Amortization of MSR	–	(564)	–	–	(1,133)	–
Revaluation of gain (loss) from derivatives economically hedging MSR	(433)	61	–	(956)	96	–
Adjustment to MSR fair value pursuant to MSR sale(3)	(157)	–	–	(157)	–	–
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	(29)	(57)	(49)	26	457	(94)
Total revenue from sales and servicing of home mortgage loans	$222	$114	93	$486	$889	(45)

(1)          Includes late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)          Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005.

(3)          Sale consists of approximately $2.6 billion of mortgage servicing rights.

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

The retrospective application of this Statement to prior periods is not permitted. However, the Company believes that, due to the significant differences between the fair value measurement method and the lower of cost or fair value method of accounting for MSR, comparative, pro forma information prepared on a fair value basis of accounting that is consistent with the standards of Statement No. 156 is valuable to users of this financial information. Accordingly, the information for the three and six months ended June 30, 2005 presented in the MSR valuation and risk management table below conforms to the presentation of the three and six months ended June 30, 2006, and incorporates the assumption that the fair value measurement method of accounting for MSR was in effect during 2005. As such, all of the derivatives designated as MSR risk management instruments during that period are presented in the revaluation gain (loss) from derivatives line item, even if they previously qualified for hedge accounting treatment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Pro Forma) 2005	2006	(Pro Forma) 2005
	(in millions)
MSR Valuation and Risk Management(1):
Change in MSR fair value due to valuation inputs or assumptions	$435	$(1,224)	$849	$(460)
Gain (loss) on MSR risk management instruments:
Revaluation gain (loss) from derivatives	(433)	1,047	(956)	649
Revaluation gain (loss) from certain trading securities	(47)	259	(89)	151
Gain (loss) from sales of certain available-for-sale securities	–	26	–	(18)
Total gain (loss) on MSR risk management instruments	(480)	1,332	(1,045)	782
Total changes in MSR valuation and risk management	$(45)	$108	$(196)	$322

(1)                 Excludes $157 million loss on MSR sale.

The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to trading assets income (loss) and the loss on other available-for-sale securities that are reported within noninterest income during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Trading assets loss	$(47)	$(82)	$(129)	$(89)	$(53)	$(142)
Loss from sales of other available-for-sale securities	–	–	–	–	(8)	(8)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Trading assets gain	$259	$26	$285	$151	$35	$186
Gain (loss) from sales of other available-for-sale securities	26	(1)	25	(18)	(79)	(97)

MSR valuation and risk management results were $(45) million for the three months ended June 30, 2006, compared with $108 million for the same period in 2005. Mortgage interest rates declined during the second quarter of 2005, resulting in higher loan prepayment speeds and a decline in MSR value. That decline was more than offset by the strong performance of the Company’s MSR risk management instruments, which benefited from the positive slope of the U.S. Treasury yield curve in that quarter. Although the rising mortgage interest rate environment in the second quarter of 2006 reduced prepayment speeds and increased the fair value of the MSR, the amount of the increase was adversely affected by the MSR’s interest rate sensitivity profile. The Fannie Mae 30-year mortgage rate at June 30, 2006 was 6.37%, while the weighted average coupon rate of the loan servicing portfolio was 6.06%. When market interest rates approach or exceed the weighted average coupon rate on the Company’s portfolio of mortgage loans serviced, the significance of further increases in interest rates on the fair value of the MSR asset diminishes, as the number of customers with a financial incentive to prepay their mortgages declines. The increase in MSR fair value was more than offset by declines in the value of the MSR risk management instruments, reflecting the higher costs of hedging in the current, flat yield curve environment.

In July 2006, the Company sold approximately $2.6 billion of mortgage servicing rights. In conjunction with this sale, a downward adjustment of $157 million was recorded in the MSR fair value to reflect the negotiated price of this transaction. The servicing portfolio associated with this sale includes substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing which is predominantly comprised of customers whose only relationship with the Company consists of a home mortgage loan. This sale should significantly reduce MSR hedging costs in future periods.

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

At June 30, 2006, key economic assumptions considered by these models and the sensitivity to immediate changes in those assumptions were as follows:

	June 30, 2006
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Subprime Loans
	(dollars in millions)
Fair value of home loan MSR	$5,726	$1,042	$1,990	$237
Expected weighted-average life (in years)	6.7	7.0	2.7	1.9
Constant prepayment rate(1)	9.78%	9.56%	29.97%	40.92%
Impact on fair value of 25% decrease	$652	$109	$399	$56
Impact on fair value of 50% decrease	1,448	242	1,022	136
Impact on fair value of 25% increase	(539)	(90)	(277)	(48)
Impact on fair value of 50% increase	(992)	(165)	(483)	(68)
Discounted cash flow rate	9.34%	10.17%	9.01%	20.89%
Impact on fair value of 25% decrease	$614	$115	$87	$15
Impact on fair value of 50% decrease	1,380	260	186	32
Impact on fair value of 25% increase	(503)	(93)	(78)	(12)
Impact on fair value of 50% increase	(921)	(169)	(149)	(23)

(1)                 Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company’s determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to “Market Risk Management” for discussion of how MSR prepayment risk is managed and to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K/A for further discussion of how MSR fair value is measured.

Gain from home loans and originated mortgage-backed securities, net of hedging and risk management instruments, was $251 million in the second quarter of 2006, compared with $171 million in the same quarter of the prior year. Although sales volume declined from $38.17 billion to $32.22 billion between those periods, higher sales margins more than offset the lower volume, reflecting improved market conditions and the Company’s focus on directing its mortgage production to a more profitable product mix, such as Option ARMs and subprime loans.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur. At June 30, 2006, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $12 million.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans of $424 million and $801 million and credit card fees of $152 million and $291 million for the three and six months ended June 30, 2006 is attributable to the addition of the Company’s credit card operations in the fourth quarter of 2005.

Depositor and other retail banking fees increased by $101 million and $189 million, or 19% and 18% for the three and six months ended June 30, 2006 due to growth in the number of retail checking accounts and a $21 million incentive payment received as part of the Company’s migration of its debit card business to MasterCard. The number of retail checking accounts at June 30, 2006 totaled approximately 10.63 million, compared with approximately 9.43 million at June 30, 2005.

Insurance income decreased $14 million and $27 million, or 30% and 29%, predominantly due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during the first six months of 2006.

The decrease in trading assets income, excluding the revaluation gain or loss from trading securities used to economically hedge the MSR, was primarily due to a $91 million decline in the fair value of basis floater interest-only securities in the second quarter of 2006, of which $49 million was due to market value changes and $42 million was due to improvements in the methodology used by the Company to value the securities. Offsetting this $91 million loss was a gain of $40 million related to derivatives economically hedging the basis floater interest-only securities, which was recorded in other income.

The increase in other income for the six months ended June 30, 2006 compared to the same period in 2005 is primarily due to a $134 million litigation award recorded by the Company in the first quarter of 2006 from the partial settlement of the Company’s claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Compensation and benefits	$1,021	$876	16%	$2,054	$1,744	18%
Occupancy and equipment	435	349	25	826	750	10
Telecommunications and outsourced information services	145	100	46	279	203	37
Depositor and other retail banking losses	51	49	4	108	104	3
Advertising and promotion	117	74	58	211	128	66
Professional fees	45	38	20	81	71	13
Postage	122	62	97	245	125	96
Loan expense	21	22	(5)	51	45	12
Other expense	272	197	39	512	378	36
Total noninterest expense	$2,229	$1,767	26	$4,367	$3,548	23

Employee compensation and benefits expense increased for the three and six months ended June 30, 2006 compared with the same periods in 2005 primarily due to higher salaries and benefits expense resulting from an increase in the number of employees and severance costs associated with the Company’s ongoing productivity and efficiency initiatives. The number of employees increased from 54,377 at June 30, 2005 to 56,247 at June 30, 2006, primarily due to the addition of 204 retail banking stores in the last twelve months – which represents an increase of 10% in the store count – and the addition of Card Services in the fourth quarter of 2005. Severance charges were approximately $30 million and $49 million for the three and six months ended June 30, 2006.

Also included within this line item for the six months ended June 30, 2006 is the one-time cumulative effect of the Company’s adoption of Statement No. 123R, Share-Based Payment, effective as of January 1, 2006. Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle was to decrease compensation and benefits expense by $25 million in the first quarter of 2006.

The increases in occupancy and equipment expense for the three and six months ended June 30, 2006 compared with the same periods in 2005 were primarily due to charges of approximately $49 million and $57 million related to the Company’s ongoing productivity and efficiency initiatives.

The increases in telecommunications and outsourced information services for the three and six months ended June 30, 2006 compared with the same periods in 2005 were largely due to the addition of the Company’s credit card operations.

Substantially all of the increases in advertising and promotion expense for the three and six months ended June 30, 2006 were due to marketing and other professional services expenses incurred due to the addition of the Company’s credit card operations.

Postage expense increased for the three and six months ended June 30, 2006 compared with the same periods in 2005 largely due to increased direct mail solicitation volume related to the Company’s credit card operations.

The increase in other expense from the second quarter of 2005 was partly due to the increase in amortization of other intangibles related to the Company’s purchase of Providian.

Review of Financial Condition

Securities

Securities consisted of the following:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$28	$–	$(2)	$26
Agency	13,823	46	(284)	13,585
Private issue	8,117	11	(301)	7,827
Total mortgage-backed securities	21,968	57	(587)	21,438
Investment securities:
U.S. Government	1,341	–	(54)	1,287
Agency	3,407	–	(99)	3,308
Other debt securities	1,700	8	(31)	1,677
Equity securities	88	–	(2)	86
Total investment securities	6,536	8	(186)	6,358
Total available-for-sale securities	$28,504	$65	$(773)	$27,796

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private issue	6,633	18	(84)	6,567
Total mortgage-backed securities	20,771	73	(196)	20,648
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
Other debt securities	988	12	(4)	996
Equity securities	93	2	(1)	94
Total investment securities	4,039	14	(42)	4,011
Total available-for-sale securities	$24,810	$87	$(238)	$24,659

The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Available-for-sale securities
Realized gross gains	$48	$105	$101	$139
Realized gross losses	(48)	(78)	(102)	(231)
Realized net gain (loss)	$–	$27	$(1)	$(92)

Loans

Loans held in portfolio consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$66,790	$70,191
Other ARMs	16,737	14,666
Total short-term adjustable-rate loans	83,527	84,857
Medium-term adjustable-rate loans(3)	52,032	41,511
Fixed-rate loans	10,142	8,922
Total home loans(4)	145,701	135,290
Home equity loans and lines of credit	52,981	50,851
Home construction(5)	2,082	2,037
Multi-family	26,749	25,601
Other real estate	5,537	5,035
Total loans secured by real estate	233,050	218,814
Consumer:
Credit card	8,451	8,043
Other	287	638
Commercial	1,715	2,137
Total loans held in portfolio(6)	$243,503	$229,632

(1)          Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)          The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $461 million at June 30, 2006 and $157 million at December 31, 2005.

(3)          Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)          Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage held in portfolio. Specialty mortgage finance loans were $20.50 billion and $21.15 billion at June 30, 2006 and December 31, 2005.

(5)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)          Includes net unamortized deferred loan origination costs of $1.62 billion and $1.53 billion at June 30, 2006 and December 31, 2005.

Other Assets

Other assets consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Accounts receivable	$5,320	$4,570
Investment in bank-owned life insurance	3,484	3,056
Premises and equipment	3,134	3,262
Accrued interest receivable	1,879	1,914
Derivatives	599	821
Identifiable intangible assets	596	677
Foreclosed assets	330	276
Other	3,331	2,873
Total other assets	$18,673	$17,449

Deposits

Deposits consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$22,450	$20,752
Interest bearing	35,958	42,253
Total checking deposits	58,408	63,005
Savings and money market deposits	37,664	36,664
Time deposits	43,685	40,359
Total retail deposits	139,757	140,028
Commercial business deposits	15,625	11,459
Wholesale deposits	37,024	29,917
Custodial and escrow deposits(1)	12,152	11,763
Total deposits	$204,558	$193,167

(1)                 Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was largely driven by an increase in checking account deposits, including $2.80 billion in deposits related to the Company’s new free checking product that was launched during the first quarter of 2006. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to savings and time deposits as a result of higher rates offered for these products. Substantially all of the $4.17 billion increase from December 31, 2005 in commercial deposits was due to increases in Mortgage Banker Finance money market accounts. Wholesale deposits increased 24% from year-end 2005, due predominantly to an increase in institutional investor brokered certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 69% of retail deposits at June 30, 2006, compared with 71% at year-end 2005. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At June 30, 2006, deposits funded 58% of total assets, compared with 56% at December 31, 2005.

Borrowings

Borrowings consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Advances from Federal Home Loan Banks	$55,311	$68,771
Securities sold under agreements to repurchase	19,866	15,532
Federal funds purchased and commercial paper	6,138	7,081
Other borrowings	27,995	23,777
Total borrowings	$109,310	$115,161

During the quarter, the Company continued to diversify its mix of funding sources. FHLB advances of $55.31 billion at June 30, 2006 decreased $13.46 billion, or 20%, from December 31, 2005 as the company replaced maturing advances with a higher proportion of wholesale deposits, repurchase agreements and subordinated debt. Advances from the San Francisco FHLB represented 83% of total FHLB advances at June 30, 2006.

Operating Segments

The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. Refer to Note 8 to the Consolidated Financial Statements – “Operating Segments” for information regarding the key elements of management reporting methodologies used to measure segment performance.

During the fourth quarter of 2005, the Company announced its plans to reorganize its single family residential mortgage lending operations. This reorganization combined the Company’s subprime mortgage origination business, Long Beach Mortgage, as well as its Mortgage Banker Finance lending operations within the Home Loans Group. This change in structure was effective as of January 1, 2006 and was retrospectively applied to the prior period operating segment financial results for comparability.

The Company serves the needs of 19.8 million consumer households through its 2,201 retail banking stores, 457 lending stores and centers, 3,868 ATMs, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$1,509	$1,458	3%	$3,031	$2,859	6%
Provision for loan and lease losses	37	40	(7)	87	77	14
Noninterest income	732	619	18	1,406	1,193	18
Inter-segment revenue	19	11	77	33	22	49
Noninterest expense	1,138	1,042	9	2,244	2,054	9
Income from continuing operations before income taxes	1,085	1,006	8	2,139	1,943	10
Income taxes	415	381	9	817	736	11
Income from continuing operations	670	625	7	1,322	1,207	9
Income from discontinued operations, net of taxes	8	11	(29)	17	23	(26)
Net income	$678	$636	7	$1,339	$1,230	9
Performance and other data:
Efficiency ratio(1)	50.33%	49.87%	1	50.20%	50.41%	–
Average loans	$195,985	$181,396	8	$192,587	$179,526	7
Average assets	208,869	194,029	8	205,574	192,273	7
Average deposits	138,803	135,539	2	138,932	134,268	3
Loan volume	10,488	11,704	(10)	17,743	24,197	(27)
Employees at end of period	29,311	29,046	1	29,311	29,046	1

(1)          The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The increase in net interest income was predominantly due to an increase in deposit transfer pricing credits, which increased due to rising short-term interest rates. Generally, the Company’s transfer pricing methodology is closely aligned with current market interest rate conditions. The credits more than offset the increase in interest expense on such deposits. Largely offsetting this increase in net interest income was higher transfer pricing charges applied to the portfolio of loans held for investment, which more than offset the growth in interest income generated from these loans, and a decrease in the portfolio of higher yielding purchased subprime loans. The average balance of purchased subprime loans held in this segment was $13.54 billion during the second quarter of 2006, compared with $18.36 billion during the second quarter of 2005. Purchased subprime loans acquired after 2005 are being held by the Home Loans Group.

The increase in noninterest income was primarily due to a 19% growth in depositor and other retail banking fees resulting from the positive effect of a change in the ATM network fee structures, continued growth in net new retail checking accounts and a $21 million incentive payment received as part of the Company’s migration of its debit card business to MasterCard. The number of retail checking accounts at June 30, 2006 totaled approximately 10.6 million, compared to approximately 9.4 million at June 30, 2005, an increase of over one million accounts. The average balance of deposits of $138.80 billion increased from $135.54 billion in the second quarter of 2005.

The increase in noninterest expense was primarily due to employee compensation and benefits expense and occupancy and equipment expense. These increases are attributable to the continued expansion of the retail banking distribution network, which included the opening of 35 new retail banking stores in the second quarter of 2006 and a total of 204 net new retail banking stores in the preceding twelve months. Advertising and promotion expense increased due to the Company’s new free checking campaign.

The activities of WM Advisors, Inc. are reported within this segment as discontinued operations.

Card Services Group

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(dollars in millions)
Condensed income statement:
Net interest income	$610	$1,223
Provision for loan and lease losses	417	747
Noninterest income	387	733
Inter-segment expense	1	2
Noninterest expense	283	571
Income before income taxes	296	636
Income taxes	113	243
Net income	$183	$393
Performance and other data:
Efficiency ratio(1)	28.35%	29.24%
Average loans	$20,473	$20,281
Average assets	23,044	22,905
Employees at end of period	2,627	2,627

(1)          The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

During the fourth quarter of 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the second quarter of 2006, only the funds transfer pricing management accounting methodology and charges for legal services were applied to this segment. As other charges related to the administrative support functions of the former Providian Financial Corporation continue to be incurred by the Card Services Group, corporate overhead charges have not been allocated to this segment. The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses.

During the first half of 2006 growth in the credit card franchise resulted in an increase in average loans to $20 billion on a base of over 10 million customer accounts. A significant part of this growth was the result of cross-selling credit card products to the retail banking customer base. Credit losses were affected by the change in consumer bankruptcy law in the fourth quarter of 2005. As the new law is generally more restrictive to consumers, bankruptcy filings increased before the new law was enacted. This had the effect of accelerating charge-offs in the fourth quarter with a corresponding reduction in the first quarter of 2006.

Commercial Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$203	$218	(6)%	$403	$446	(10)%
Provision for loan and lease losses	1	1	–	2	2	–
Noninterest income	17	3	379	29	78	(64)
Noninterest expense	57	57	–	126	111	12
Income before income taxes	162	163	(1)	304	411	(26)
Income taxes	62	61	1	116	155	(25)
Net income	$100	$102	(2)	$188	$256	(27)
Performance and other data:
Efficiency ratio(1)	25.94%	25.84%	–	29.03%	21.21%	37
Average loans	$31,625	$29,597	7	$31,260	$29,580	6
Average assets	34,188	33,078	3	33,952	32,904	3
Average deposits	2,243	2,462	(9)	2,253	2,728	(17)
Loan volume	2,961	2,864	3	5,731	5,297	8
Employees at end of period	1,253	1,284	(2)	1,253	1,284	(2)

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

Noninterest income increased for the second quarter of 2006, compared with the second quarter of 2005, largely due to a gain on sale of securities generated from securitizations of multi-family loans and losses in the second quarter of 2005 on derivatives hedging commercial loans. The decline in noninterest income for the six months ended June 30, 2006 was predominantly due to a $59 million pretax gain on sale of real estate investment property during the first quarter of 2005.

Home Loans Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$206	$449	(54)%	$475	$848	(44)%
Provision for loan and lease losses	1	–	–	3	2	70
Noninterest income	453	668	(32)	861	1,415	(39)
Inter-segment expense	18	11	64	31	22	42
Noninterest expense	588	637	(8)	1,187	1,247	(5)
Income before income taxes	52	469	(89)	115	992	(88)
Income taxes	20	177	(89)	44	373	(88)
Net income	$32	$292	(89)	$71	$619	(89)
Performance and other data:
Efficiency ratio(1)	91.82%	57.48%	60	90.99%	55.67%	63
Average loans	$30,742	$48,040	(36)	$32,653	$43,497	(25)
Average assets	58,440	68,928	(15)	61,289	64,991	(6)
Average deposits	20,124	19,119	5	18,337	18,268	–
Loan volume	41,364	53,030	(22)	86,362	97,525	(11)
Employees at end of period	13,964	15,048	(7)	13,964	15,048	(7)

(1)          The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

The decrease in net interest income was predominantly due to higher transfer pricing charges driven by increasing short-term interest rates and lower average balances of loans held for sale as a result of lower loan volumes. The average balance of loans held for sale during the second quarter of 2006 totaled $23.57 billion, compared with $44.07 billion for the second quarter of 2005. Total loan volume was $41.36 billion in the second quarter of 2006 compared with $53.03 billion for the same period last year.

The decrease in noninterest income was predominantly due to a less favorable MSR interest rate sensitivity profile and higher MSR risk management costs associated with the current flat yield curve environment, and a decline in the fair value of basis floater interest-only securities, net of derivatives, due to higher prepayments. Basis floater interest-only securities represent rights to the cash flows arising from the difference between the rate received on Option ARM loans and the rate paid on securities underlying Option ARMs sold to investors. These decreases were partially offset by improved margins on loan sales.

The decrease in noninterest expense was primarily due to lower compensation and benefits expense as commission expense declined.

Corporate Support/Treasury and Other

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$(182)	$(230)	(21)%	$(358)	$(408)	(12)%
Noninterest income	(81)	(49)	63	73	(124)	–
Noninterest expense	163	31	424	239	136	76
Minority interest expense	37	–	–	37	–	–
Loss before income taxes	(463)	(310)	49	(561)	(668)	(16)
Income tax benefit	(179)	(126)	43	(235)	(270)	(13)
Net loss	$(284)	$(184)	53	$(326)	$(398)	(18)
Performance and other data:
Average loans	$1,068	$1,030	4	$1,160	$1,054	10
Average assets	36,064	26,238	37	34,703	25,822	34
Average deposits	39,082	26,401	48	36,146	24,112	50
Loan volume	82	20	297	105	114	(8)
Employees at end of period	9,092	8,999	1	9,092	8,999	1

The increase in net interest income was primarily due to transfer pricing charges on credit card loans acquired from the acquisition of Providian Financial Corporation in the fourth quarter of 2005.

The decrease in noninterest income was primarily due to the sale of approximately $2.6 billion of mortgage servicing rights, which resulted in a $157 million downward adjustment to reflect the negotiated sales price of this transaction. Partially offsetting this decrease was a loss on the transfer of loans held in portfolio to loans held for sale which occurred in the second quarter of 2005.

The increase in noninterest expense is predominantly due to restructuring charges related to the Company’s ongoing productivity and efficiency initiatives.

Minority interest expense represents payment of dividends on preferred securities that were issued during the first quarter of 2006.

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.27 billion at June 30, 2006, of which $1.70 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.74 billion at June 30, 2006. Additional information concerning securitization transactions is included in Notes 5 and 6 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2005 Annual Report on Form 10-K/A.

Guarantees

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 6 to the Consolidated Financial Statements – “Guarantees.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	June 30, 2006		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.33%	83.20%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.13	285.00	6.00
Total risk-based capital to total risk-weighted assets	11.39	286.13	10.00

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at June 30, 2006.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

In 2005, the Company adopted a share repurchase program approved by the Board of Directors (the “2005 Program”). Under the 2005 Program, the Company was authorized to repurchase up to 100 million shares of its common stock, as conditions warranted. As part of this program, the Company entered into a contractual agreement in March 2006 with an investment bank under which the Company repurchased 34 million shares of its outstanding common stock at an initial purchase price of $43.61 per share, for a preliminary total of $1.48 billion. Under the agreement, the counterparty borrowed the shares at the contract’s inception and sold them to the Company. In turn, the counterparty purchased the borrowed shares in the open market over a subsequent time period. The agreement was subject to a future contingent purchase price adjustment based on the actual costs of the shares purchased by the counterparty, and the contract allowed for the settlement of this adjustment to occur either in cash or shares of Washington Mutual common stock, at the Company’s option. On August 3, 2006, the contract was settled in cash, based on an average share price of $45.33. As this price exceeded the purchase price at the contract’s inception, the Company paid an additional $60 million to the counterparty on the settlement date. This additional amount will be recorded in the third quarter of 2006 as a reduction of capital surplus.

On July 18, 2006, the Company discontinued the 2005 Program and adopted a new share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program, and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. No share repurchases were made in July 2006 under either the 2005 or 2006 Programs. Refer to Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding share repurchase activities conducted under the 2005 Program.

As high equity content securities, such as preferred stock and hybrid capital instruments, are now acknowledged by rating agencies as qualifying elements in the composition of financial institution core capital structures, the Company has adopted a capital management program that includes such securities within its core capital base. As part of this program, the Company issued $2 billion of high equity content securities in March 2006 through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank. As core capital elements, such securities have been included as equity components within the Company’s tangible equity to total tangible assets ratio. Capital distributions on these securities are reported as minority interest expense in the Consolidated Statements of Income.

Risk Management

The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

The Company’s Chief Enterprise Risk Officer is responsible for enterprise-wide risk management. The Company’s Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk. The Company’s Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent assessment of the Company’s compliance with risk management controls, policies and procedures.

The Board of Directors, assisted by the Audit and Finance Committees on certain delegated matters, oversees the Company’s monitoring and controlling of significant risk exposures, including the Company’s policies governing risk management. The Corporate Relations Committee of the Board of Directors oversees the Company’s reputation and those elements of operational risk that impact the Company’s reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Governance and oversight of operational risks are provided by the Audit Committee of the Board of Directors. Risk oversight is also provided by management committees whose membership includes representation from the Company’s lines of business and the Enterprise Risk Management function. These committees include the Enterprise Risk Management Committee, the Credit Risk Management Committee, the Market Risk Committee and the Asset and Liability Committee.

Enterprise Risk Management works with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company’s risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Board, Audit, and Finance Committees. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company’s business activities and practices, oversees compliance with laws and regulations, and reports periodically to the Board of Directors.

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

Certain residential loan types have features that may result in increased credit risk when compared to residential loans without those features. For more information on such loans, refer to the Company’s 2005 Annual Report on Form 10-K/A, “Credit Risk Management – Features of Residential Loans” and Note 5 to the Consolidated Financial Statements – “Loans and Allowance for Loan and Lease Losses – Features of Residential Loans.”

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

	June 30, 2006	March 31, 2006	December 31, 2005
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home	$512	$490	$565
Specialty mortgage finance(3)	1,085	1,012	872
Total home nonaccrual loans	1,597	1,502	1,437
Home equity loans and lines of credit	110	92	88
Home construction(4)	31	15	10
Multi-family	19	21	25
Other real estate	56	69	70
Total nonaccrual loans secured by real estate	1,813	1,699	1,630
Consumer	1	6	8
Commercial	16	26	48
Total nonaccrual loans held in portfolio	1,830	1,731	1,686
Foreclosed assets(5)	330	309	276
Total nonperforming assets	2,160	2,040	1,962
As a percentage of total assets	0.62%	0.59%	0.57%
Restructured loans	$20	$21	$22
Total nonperforming assets and restructured loans	$2,180	$2,061	$1,984

(1)   Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $122 million, $201 million and $245 million at June 30, 2006, March 31, 2006 and December 31, 2005. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

(2)   Credit card loans are exempt under regulatory rules from being classified as nonaccrual because they are charged off when they are determined to be uncollectible, or by the end of the month in which the account becomes 180 days past due.

(3)   Represents purchased subprime home loan portfolios and subprime home loans originated by Long Beach Mortgage and held in its investment portfolio.

(4)   Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(5)          Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $142 million, $167 million and $79 million at June 30, 2006, March 31, 2006 and December 31, 2005 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

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

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K/A for further discussion of the Allowance for Loan and Lease Losses.

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Balance, beginning of period	$1,642	$1,280	$1,695	$1,301
Allowance transferred to loans held for sale	(87)	(29)	(117)	(28)
Provision for loan and lease losses	224	31	306	47
	1,779	1,282	1,884	1,320
Loans charged off:
Loans secured by real estate:
Home	(11)	(11)	(22)	(22)
Specialty mortgage finance(1)	(20)	(11)	(40)	(21)
Total home loans charged off	(31)	(22)	(62)	(43)
Home equity loans and lines of credit	(7)	(8)	(12)	(13)
Home construction(2)	–	(2)	(1)	(2)
Multi-family	–	(1)	–	(1)
Other real estate	–	(2)	(2)	(3)
Total loans secured by real estate	(38)	(35)	(77)	(62)
Consumer:
Credit card	(94)	–	(156)	–
Other	(6)	(9)	(13)	(22)
Commercial	(4)	(8)	(12)	(14)
Total loans charged off	(142)	(52)	(258)	(98)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	1	–	1	–
Specialty mortgage finance(1)	1	1	1	1
Total home loan recoveries	2	1	2	1
Home equity loans and lines of credit	3	1	4	1
Multi-family	1	–	1	–
Other real estate	1	3	2	4
Total loans secured by real estate	7	5	9	6
Consumer:
Credit card	15	–	18	–
Other	3	6	8	11
Commercial	1	2	2	4
Total recoveries of loans previously charged off	26	13	37	21
Net charge-offs	(116)	(39)	(221)	(77)
Balance, end of period	$1,663	$1,243	$1,663	$1,243
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.19%	0.07%	0.19%	0.07%
Allowance as a percentage of total loans held in portfolio	0.68	0.58	0.68	0.58

(1)          Represents purchased subprime loan portfolios and subprime loans originated by Long Beach Mortgage that are designated as held for investment.

(2)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

90 Days or More Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest were $88 million at June 30, 2006 and March 31, 2006 and $107 million at December 31, 2005. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest, were $504 million, $520 million and $465 million at June 30, 2006, March 31, 2006 and December 31, 2005, including $119 million, $116 million and $87 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at June 30, 2006, March 31, 2006 and December 31, 2005 was 5.23%, 5.18% and 5.07%.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and, therefore, do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $796 million, $858 million and $1.06 billion of such loans that were 90 days or more contractually past due and still accruing interest at June 30, 2006, March 31, 2006 and December 31, 2005.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company generally manages its derivative counterparty credit risk through the active use of collateralized trading agreements. Further, the Company monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At June 30, 2006 and December 31, 2005, the gross positive fair value of the Company’s derivative financial instruments was $615 million and $792 million. The Company’s master netting agreements at June 30, 2006 and December 31, 2005 reduced the exposure to this gross positive fair value by $485 million and $561 million. The Company’s collateral against derivative financial instruments was $14 million and $82 million at June 30, 2006 and December 31, 2005. Accordingly, the Company’s net exposure to derivative counterparty credit risk at June 30, 2006 and December 31, 2005 was $116 million and $149 million.

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

One of Washington Mutual, Inc.’s key funding sources is from dividends paid by its banking subsidiaries. Banking subsidiaries dividends may fluctuate from time to time to ensure that internal capital targets are met. Various regulatory requirements related to capital adequacy and retained earnings also limit the amount of dividends that can be paid by the Parent Company’s banking subsidiaries. For more information on such dividend limitations applicable to the Company’s banking subsidiaries, refer to the Company’s 2005 Annual Report on Form 10-K/A, “Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

In January 2006, the Company filed an automatically effective registration statement under the Securities Offering Reform rules recently adopted by the SEC. The Company registered an unlimited amount of debt securities, preferred stock and depositary shares on this registration statement.

Liquidity sources for Washington Mutual, Inc. include a commercial paper program and a revolving credit facility. At June 30, 2006, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At June 30, 2006, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, transaction account deposits, wholesale deposits and borrowings from FHLB advances, repurchase agreements and federal funds purchased continue to provide the Company with a significant source of stable funding. During the first half of 2006, those sources funded 68% of average total assets. The Company’s continuing ability to retain its transaction account deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain additional FHLB advances and repurchase agreements to offset potential declines in deposit balances.

For the six months ended June 30, 2006, the Company’s proceeds from the sales of loans were approximately $68 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $61 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The program was renewed in December 2005. Washington Mutual Bank had $17.75 billion available under this program at June 30, 2006.

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

The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposit and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management’s judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities are estimated based on secondary market rates while the rates on loans are estimated based on the rates offered by the Company to retail customers.

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

July 1, 2006 and January 1, 2006 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings plan for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending June 30, 2007 and December 31, 2006.

These analyses also incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates. The July 1, 2006 analysis reflects the sale of approximately $2.6 billion of mortgage servicing rights in July 2006.

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
July 1, 2006	3.37%	(2.45)%
January 1, 2006	2.62	(2.45)
Net income change for the one-year period beginning:
July 1, 2006	1.67	(3.89)
January 1, 2006	2.59	(3.27)

Net interest income was adversely impacted by rising short-term rates and the continued flattening of the yield curve. Short-term interest rates have increased approximately 90 basis points since December 31, 2005 while long-term rates have increased approximately 80 basis points. These yield curve movements have resulted in flat to slightly inverted Treasury and LIBOR curves at June 30, 2006.

Net interest income was projected to increase in the -100 basis point scenario primarily due to the projected expansion of the net interest margin. Net income was projected to increase although the favorable impact of net interest income was somewhat offset by adverse changes in other income in this scenario.

Net interest income was projected to decrease in the +100 basis point scenario mainly due to projected contraction of the net interest margin. Net income was also projected to decline in this scenario mainly due to the adverse impact of net interest income.

These sensitivity analyses are limited in that they were performed at a particular point in time. The analyses assume management does not initiate strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios. The analyses are also dependent on the reliability of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans that result from changes in interest rates. These analyses also assume that the projected MSR risk management strategy is effectively implemented and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. Accordingly, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Operational Risk Management

Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes and systems, or from external events, including loss related to legal risk. Operational risk can occur in any activity, function, or unit of the Company.

Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures and tools to monitor these risks. To help identify, assess and manage corporate-wide risks, the Company uses corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Strategic Sourcing and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

The Operational Risk Management Policy, approved by the Audit Committee of the Board of Directors, establishes the Company’s operational risk framework and defines the roles and responsibilities for the management of operational risk. The operational risk framework consists of a methodology for identifying, measuring, monitoring and controlling operational risk combined with a governance process that complements the Company’s organizational structure and risk management philosophy. The Enterprise Risk Management Committee is responsible for operational risk measurement, ensures consistent communication and oversight of significant operational risk issues across the Company and ensures sufficient resources are allocated to maintain business-specific operational risk controls, policies and practices consistent with and in support of the operational risk framework and corporate standards. The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the operational risk framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide.

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

The defendants moved to dismiss the Securities Action on May 17, 2005. After briefing, but without oral argument, the Court on November 17, 2005, denied the motion in principal part; however, the Court dismissed the claims against certain of the individual defendants, dismissed claims pleaded on behalf of sellers of put options on Washington Mutual stock, and concluded that the plaintiffs could not rely on supposed violations of accounting standards to support their claims. The remaining defendants subsequently moved for reconsideration or, in the alternative, certification of the opinion for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The District Court denied the motion for reconsideration, but on March 6, 2006, granted the motion for certification. At the same time, the District Court stayed further proceedings before it pending the outcome of any proceedings before the Ninth Circuit.

The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court’s original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants’ motion, indicating that the Court will hear the merits of the defendants’ appeal. The Appellate Court subsequently set a briefing schedule pursuant to which the defendants’ initial brief will be filed no later than September 25, 2006, and the plaintiffs’ opposition brief will be filed no later than October 25, 2006.

On November 29, 2005, 12 days after the District Court denied the motion to dismiss the Securities Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court, where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the “Derivative Action”). The defendants in the Derivative Action include those individuals remaining as defendants in the Securities Action, as well as those of the Company’s current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Derivative Action mirror those in the Securities Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the Securities Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February, the parties submitted a stipulation to the Court that the matter be stayed pending the outcome of the Securities Action. On March 2, 2006, the Court entered an Order pursuant to that stipulation, staying the Derivative Action in its entirety.

Refer to Note 15 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2005 Annual Report on Form 10-K/A for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents share repurchases made by the Company for the quarter ended June 30, 2006. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2006 to April 28, 2006	2,023	$43.28	-	37,524,900
May 1, 2006 to May 31, 2006	327,784	42.63	-	37,524,900
June 1, 2006 to June 30, 2006	2,956	44.26	-	37,524,900
Total	332,763	42.65	-	37,524,900

(1)          In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)          Effective October 18, 2005, the Company adopted a share repurchase program approved by the Board of Directors (the “2005 Program”). Under the 2005 Program, the Company is authorized to repurchase up to 100 million shares of its common stock as conditions warrant and had repurchased 62,475,100 shares under this program as of June 30, 2006.

For a discussion regarding working capital requirements and dividend restrictions applicable to the Company’s banking subsidiaries, refer to the Company’s 2005 Annual Report on Form 10-K/A,

“Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

Item 4. Submission of Matters to a Vote of Security Holders

Washington Mutual, Inc. held its annual meeting of shareholders on April 18, 2006. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

	For	Withhold
1. The election of six directors set forth below:
Kerry K. Killinger	867,695,663	15,848,208
Thomas C. Leppert	834,646,336	48,897,535
Charles M. Lillis.	869,704,993	13,838,878
Regina Montoya	873,029,005	10,514,866
Michael K. Murphy	867,941,967	15,601,904
Orin C. Smith	873,150,289	10,393,582

	For	Against	Abstain
2. Ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Auditors for 2006	875,943,199	2,077,953	5,522,717

	For	Against	Abstain	Broker Non-Votes
3. Approval of the Amended and Restated 2003 Equity Incentive Plan	559,064,595	154,867,889	6,492,018	163,119,368

	For	Against	Abstain
4. Approval of the Washington Mutual, Inc. Executive Incentive Compensation Plan	753,023,997	122,862,101	7,657,421

	For	Against	Abstain
5. Approval of declassification of the Washington Mutual Board of Directors and the establishment of annual elections	865,577,962	11,937,426	6,028,481

	For	Against	Abstain	Broker Non-Votes
6. Shareholder proposal relating to disclosure of the Company’s political contributions	155,005,317	489,354,032	76,064,260	163,120,261

Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Anne V. Farrell, Stephen E. Frank, Phillip D. Matthews, Margaret Osmer McQuade, Mary E. Pugh, William G. Reed, Jr. and James H. Stever.

Item 6. Exhibits

(a)          Exhibits

See Index of Exhibits on page 73.

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
John F. Woods
Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS

Exhibit No.
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed March 17, 2006. File No. 001-14667).

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company creating a class of preferred stock, Series RP (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. File No. 001-14667).

3.3	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 28, 2006. File No. 001-14667).
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

10.1	Employment Offer Letter of James Corcoran (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 10, 2006).
10.2	Employment Agreement of Joseph W. Saunders (Filed herewith).
10.3	Amended and Restated 2003 Equity Incentive Plan (the “2003 EIP”) (Incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed March 17, 2006. File No. 001-14667).
10.4

Washington Mutual, Inc. Executive Incentive Compensation Plan (the “EICP”) (Incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed March 17, 2006. File No. 001-14667).

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