Form 10-Q/A
period 2006-03-31
WASHINGTON MUTUAL INC
filed 2006-08-10
CIK 933136

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
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

i

Explanatory Note

Washington Mutual, Inc. (“Washington Mutual” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 as the result of a recently completed reconciliation project of the Company’s current and deferred income tax accounts that resulted in a $337 million reduction to retained earnings, representing cumulative adjustments to net income in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter.

This Amendment No. 1 on Form 10-Q/A amends:

•       Item 1 to reflect changes to the Company’s financial statements and notes thereto, including, but not limited to, the Consolidated Statements of Financial Condition, the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Note 2 to the Consolidated Financial Statements – “Restatement of Financial Statements.”

•       Item 2 to reflect the changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations including, but not limited to, the Summary Financial Data (page 33) and Capital Adequacy (page 50).

Except for Items 1 and 2 of Part I, no other information in the Form 10-Q is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in this Amendment to speak as of any later date.

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

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	(Restated) March 31, 2006	(Restated) December 31, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$5,868	$6,214
Federal funds sold and securities purchased under agreements to resell	3,995	2,137
Trading assets (including securities pledged of $1,535 and $3,281)	9,958	10,999
Available-for-sale securities, total amortized cost of $27,424 and $24,810:
Mortgage-backed securities (including securities pledged of $2,438 and $3,950)	21,388	20,648
Investment securities (including securities pledged of $4,113 and $2,773)	5,586	4,011
Total available-for-sale securities	26,974	24,659
Loans held for sale	25,020	33,582
Loans held in portfolio	240,004	229,632
Allowance for loan and lease losses	(1,642)	(1,695)
Total loans held in portfolio, net of allowance for loan and lease losses	238,362	227,937
Investment in Federal Home Loan Banks	4,200	4,257
Mortgage servicing rights	8,736	8,041
Goodwill	8,298	8,298
Other assets	16,990	17,449
Total assets	$348,401	$343,573
Liabilities
Deposits:
Noninterest-bearing deposits	$36,531	$34,014
Interest-bearing deposits	163,471	159,153
Total deposits	200,002	193,167
Federal funds purchased and commercial paper	6,841	7,081
Securities sold under agreements to repurchase	15,471	15,532
Advances from Federal Home Loan Banks	65,283	68,771
Other borrowings	24,872	23,777
Other liabilities	8,140	7,951
Minority interests	1,973	15
Total liabilities	322,582	316,294
Stockholders’ Equity
Common stock, no par value: 1,600,000,000 shares authorized, 958,819,141 and 993,913,800 shares issued and outstanding	–	–
Capital surplus – common stock	6,414	8,176
Accumulated other comprehensive loss	(448)	(235)
Retained earnings	19,853	19,338
Total stockholders’ equity	25,819	27,279
Total liabilities and stockholders’ equity	$348,401	$343,573

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Shares	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2004 (previously reported)	874.3	$3,350	$(76)	$17,952	$21,226
Restatement of retained earnings for tax adjustments affecting 2001 and prior periods (see Note 2)	–	–	–	(337)	(337)
BALANCE, December 31, 2004 (as restated)	874.3	3,350	(76)	17,615	20,889
Comprehensive income:
Net income	–	–	–	902	902
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(25)	–	(25)
Net unrealized gain from cash flow hedging instruments	–	–	17	–	17
Total comprehensive income					894
Cash dividends declared on common stock	–	–	–	(402)	(402)
Common stock repurchased and retired	(2.6)	(100)	–	–	(100)
Common stock issued	5.6	149	–	–	149
BALANCE, March 31, 2005 (restated)	877.3	$3,399	$(84)	$18,115	$21,430
BALANCE, December 31, 2005 (previously reported)	993.9	$8,176	$(235)	$19,675	$27,616
Restatement of retained earnings for tax adjustments affecting 2001 and prior periods (see Note 2)	–	–	–	(337)	(337)
BALANCE, December 31, 2005 (as restated)	993.9	8,176	(235)	19,338	27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes(1)	–	–	6	29	35
Adjusted balance	993.9	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	985	985
Other comprehensive loss, net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	(208)	–	(208)
Net unrealized loss from cash flow hedging instruments	–	–	(10)	–	(10)
Minimum pension liability adjustments	–	–	(1)	–	(1)
Total comprehensive income					766
Cash dividends declared on common stock	–	–	–	(499)	(499)
Common stock repurchased and retired	(47.0)	(2,108)	–	–	(2,108)
Common stock issued	11.9	346	–	–	346
BALANCE, March 31, 2006 (restated)	958.8	$6,414	$(448)	$19,853	$25,819

(1)                 Refer to Note 4 – “Mortgage Banking Activities.”

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

(1)                 Refer to Note 4 – “Mortgage Banking Activities.”

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

Note 2: Restatement of Financial Statements

Subsequent to the original filing of the Company’s Quarterly Report on Form 10-Q, the Company completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for either of the three month periods reported in the Consolidated Statements of Income. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The March 31, 2006 effect of the tax account restatements resulted in a decrease in other assets of $266 million and an increase in other liabilities of $71 million. The table below shows the impact of the restatement on the Consolidated Statements of Financial Condition:

	As Previously
	Reported	As Restated
	(in millions)
March 31, 2006
Other assets	$17,256	$16,990
Total assets	348,667	348,401
Other liabilities	8,069	8,140
Total liabilities	322,511	322,582
Retained earnings	20,190	19,853
Total stockholders’ equity	26,156	25,819

Note 3: Earnings Per Share

Information used to calculate earnings per share was as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Weighted average shares:
Basic weighted average number of common shares outstanding	973,614	864,933
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	16,743	14,270
Common stock warrants	10,437	9,586
Convertible debt(1)	2,666	–
Diluted weighted average number of common shares outstanding	1,003,460	888,789

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 5: Guarantees

In the ordinary course of business, the Company sells loans to third parties but retains credit risk exposure on those loans. When loans are sold with retained credit risk provisions attached to the sale, the Company commits to stand ready to perform, if the loan defaults, by making payments to remedy the default or repurchasing the loan. The Company also sells loans without retained credit risk that it may be required to repurchase for violation of a representation or warranty made in connection with the sale of the loan that has a material adverse effect on the value of the loan, or if the Company agreed to repurchase the loan in the event of a first payment or early payment default. When a loan sold to an investor without retained credit risk fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. As of March 31, 2006 and December 31, 2005, the amount of loans sold without retained credit risk totaled $561.09 billion and $555.51 billion, which substantially represents

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the unpaid principal balance of the Company’s loans serviced for others portfolio. The Company has recorded loss contingency reserves of $132 million as of March 31, 2006 and $130 million as of December 31, 2005 to cover the estimated loss exposure related to loan origination process errors that are inherent within this portfolio.

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

Note 6: Stock-Based Compensation

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status, and changes, of all stock option plans at March 31, 2006 during the three months then ended:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number	Price	(in years)	(in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2005	19,590,567	$31.40	5.15	$237
Granted	–
Exercised	1,953,912	30.35
Forfeited	899	36.53
Outstanding at March 31, 2006	17,635,756	31.52	4.92	196
Outstanding options exercisable as of March 31, 2006	17,635,756	31.52	4.92	196
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2005	4,869,410	$36.59	4.22	$34
Granted	–
Exercised	987,298	35.34
Forfeited	144,456	34.53
Outstanding at March 31, 2006	3,737,656	37.00	4.61	21
Outstanding options exercisable as of March 31, 2006	3,737,656	37.00	4.61	21
Acquired Plans:
Outstanding at December 31, 2005	8,217,386	$51.98	4.74	$104
Granted	–
Exercised	1,086,469	19.38
Forfeited	78,348	85.27
Outstanding at March 31, 2006	7,052,569	56.36	4.48	74
Outstanding options exercisable as of March 31, 2006	7,052,569	56.36	4.48	74
2003 Equity Incentive Plan:
Outstanding at December 31, 2005	17,271,539	$40.91	8.38	$45
Granted	6,909,432	43.34
Exercised	417,984	40.01
Forfeited	516,987	41.80
Outstanding at March 31, 2006	23,246,000	41.63	8.51	29
Outstanding options exercisable as of March 31, 2006	8,549,791	40.62	7.46	17

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

The following table presents the status and changes in restricted stock awards issued under all plans:

	Shares	Weighted Average Grant- Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	6,388,821	$40.75
Granted	3,748,628	43.33
Vested	1,617,361	41.53
Forteited	340,346	40.97
Nonvested balance at March 31, 2006	8,179,742	41.80

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

As of March 31, 2006, there was $33.7 million of total unrecognized compensation cost related to unvested performance unit awards. The cost is expected to be recognized over a weighted average period of 2.3 years.

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

Note 7: Operating Segments

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2006

					Corporate
					Support/
	Retail	Card		Home	Treasury	Reconciling Adjustments
	Banking	Services	Commercial	Loans	and
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,523	$614	$198	$268	$(173)	$(432)	$119	(4)	$2,117
Provision for loan and lease losses	50	330	1	1	–	(225)	(75	)(5)	82
Noninterest income (expense)	741	345	13	408	173	207	(162	)(6)	1,725
Inter-segment revenue (expense)	14	–	–	(14)	–	–	–		–
Noninterest expense	1,160	289	68	599	95	–	–		2,211
Income (loss) before income taxes	1,068	340	142	62	(95)	–	32		1,549
Income taxes (benefit)	408	130	54	24	(52)	–	–		564
Net income (loss)	$660	$210	$88	$38	$(43)	$–	$32		$985
Performance and other data:
Efficiency ratio(7)	50.91%	30.15%	32.37%	90.47%	n/a	n/a	n/a		57.54%
Average loans	$189,142	$20,086	$31,011	$34,586	$1,142	$(12,107)	$(1,534	)(8)	$262,326
Average assets	202,235	22,764	33,833	64,198	33,186	(10,219)	(1,701	)(8)(9)	344,296
Average deposits	139,062	n/a	2,263	16,530	33,179	n/a	n/a		191,034
Loan volume	7,255	n/a	2,769	44,998	24	n/a	n/a		55,046
Employees at end of period	30,336	2,871	1,351	16,017	9,806	n/a	n/a		60,381

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2005
	Retail Banking Group	Commercial Group(1)	Home Loans Group(1)	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,401	$229	$396	$(176)	$113	(2)	$1,963
Provision for loan and lease losses	37	1	1	–	(23	)(3)	16
Noninterest income (expense)	638	75	747	(63)	(62	)(4)	1,335
Inter-segment revenue (expense)	12	–	(12)	–	–		–
Noninterest expense	1,058	54	611	116	–		1,839
Income (loss) before income taxes	956	249	519	(355)	74		1,443
Income taxes (benefit)	361	94	196	(144)	34		541
Net income (loss)	$595	$155	$323	$(211)	$40		$902
Performance and other data:
Efficiency ratio(5)	51.59%	17.83%	53.95%	n/a	n/a		55.77%
Average loans	$177,635	$29,563	$38,903	$1,082	$(1,556	)(6)	$245,627
Average assets	190,496	32,726	61,038	25,376	(1,801	)(6)(7)	307,835
Average deposits	132,982	2,998	17,408	21,797	n/a		175,185
Loan volume	12,493	2,433	44,495	94	n/a		59,515
Employees at end of period	27,699	1,268	14,815	8,706	n/a		52,488

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8:  Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$7	$29	$5	$(41)	$–
Other interest income	2	4	4,656	(5)	4,657
Total interest income	9	33	4,661	(46)	4,657
Interest Expense
Borrowings	144	7	1,209	(41)	1,319
Other interest expense	–	–	1,221	–	1,221
Total interest expense	144	7	2,430	(41)	2,540
Net interest income (expense)	(135)	26	2,231	(5)	2,117
Provision for loan and lease losses	–	–	82	–	82
Net interest income (expense) after provision for loan and lease losses	(135)	26	2,149	(5)	2,035
Noninterest Income	4	–	1,729	(8)	1,725
Noninterest Expense	32	10	2,176	(7)	2,211
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(163)	16	1,702	(6)	1,549
Income tax expense (benefit)	(48)	2	610	–	564
Dividends from subsidiaries	3,600	1,809	–	(5,409)	–
Equity in undistributed loss of subsidiaries	(2,500)	(729)	–	3,229	–
Net Income	$985	$1,094	$1,092	$(2,186)	$985

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$4	$24	$3	$(31)	$–
Other interest income	1	–	3,470	(38)	3,433
Total interest income	5	24	3,473	(69)	3,433
Interest Expense
Borrowings	95	7	742	(70)	774
Other interest expense	–	–	696	–	696
Total interest expense	95	7	1,438	(70)	1,470
Net interest income (expense)	(90)	17	2,035	1	1,963
Provision for loan and lease losses	–	–	16	–	16
Net interest income (expense) after provision for loan and lease losses	(90)	17	2,019	1	1,947
Noninterest Income	4	–	1,354	(23)	1,335
Noninterest Expense	33	1	1,826	(21)	1,839
Net income (loss) before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(119)	16	1,547	(1)	1,443
Income tax expense (benefit)	(30)	7	564	–	541
Dividends from subsidiaries	285	284	–	(569)	–
Equity in undistributed income of subsidiaries	706	657	–	(1,363)	–
Net Income	$902	$950	$983	$(1,933)	$902

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$2,902	$256	$6,314	$(3,604)	$5,868
Available-for-sale securities	54	–	26,920	–	26,974
Loans, net of allowance for loan and lease losses	–	8	263,374	–	263,382
Notes receivable from subsidiaries	30	950	484	(1,464)	–
Investment in subsidiaries	31,984	30,208	–	(62,192)	–
Other assets	1,395	529	50,701	(448)	52,177
Total assets	$36,365	$31,951	$347,793	$(67,708)	$348,401
Liabilities
Notes payable to subsidiaries	$268	$24	$1,172	$(1,464)	$–
Borrowings	9,727	465	102,275	–	112,467
Other liabilities	551	51	213,557	(4,044)	210,115
Total liabilities	10,546	540	317,004	(5,508)	322,582
Stockholders’ Equity	25,819	31,411	30,789	(62,200)	25,819
Total liabilities and stockholders’ equity	$36,365	$31,951	$347,793	$(67,708)	$348,401

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,653	$(1,328)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	473	(5,377)	–
Investment in subsidiaries	34,707	31,116	–	(65,823)	–
Other assets	1,396	605	51,668	(2,488)	51,181
Total assets	$38,294	$35,387	$344,908	$(75,016)	$343,573
Liabilities
Notes payable to subsidiaries	$266	$549	$6,918	$(7,733)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	555	34	202,040	(1,496)	201,133
Total liabilities	11,015	1,288	313,220	(9,229)	316,294
Stockholders’ Equity	27,279	34,099	31,688	(65,787)	27,279
Total liabilities and stockholders’ equity	$38,294	$35,387	$344,908	$(75,016)	$343,573

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Restatement of Financial Statements

Subsequent to the original filing of the Company’s Quarterly Report on Form 10-Q, the Company completed a comprehensive review and reconciliation of its current and deferred income tax accounts and concluded that a $337 million reduction to retained earnings was necessary, representing cumulative adjustments to net income recorded in prior periods up to and including 2001. No adjustments were made to net income or earnings per share for any of the periods from 2002 through June 30, 2006. The adjustments reflect corrections to the tax accounting records related to matters occurring prior to 2002 at the Company and predecessor companies, including H.F. Ahmanson & Co., Great Western Financial Corp. and American Savings Bank, which the Company acquired in the late 1990s. The adjustments arose primarily from inadequate tax records, delays in reconciling tax accounts and errors in recording the impact of certain tax payments and the income tax expense of the Company during those years. Accordingly, these adjustments affected the balance of retained earnings and certain tax accounts at December 31, 2001 and each period thereafter. Refer to Note 2 to the Consolidated Financial Statements – “Restatement of Financial Statements” for further information regarding the effects of this restatement on the Company’s Consolidated Statements of Financial Condition at March 31, 2006. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

In reaching the conclusion that disclosure controls and procedures were effective, management had considered the potential financial impact of control deficiencies associated with the matters giving rise to the restatement described in Note 2 to the Consolidated Financial Statements on page 6. Management believes this restatement is immaterial and was not the result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management has not changed its conclusion described above that the Company’s disclosure controls and procedures were designed and operating effectively as of March 31, 2006.

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

Summary Financial Data

	Three Months Ended March 31,
	2006	2005
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,117	$1,963
Net interest margin	2.75%	2.83%
Noninterest income	$1,725	$1,335
Noninterest expense	2,211	1,839
Net income	985	902
Basic earnings per common share	1.01	1.04
Diluted earnings per common share	0.98	1.01
Basic weighted average number of common shares outstanding (in thousands)	973,614	864,933
Diluted weighted average number of common shares outstanding (in thousands)	1,003,460	888,789
Dividends declared per common share	$0.50	$0.46
Return on average assets	1.14%	1.17%
Return on average common equity	14.35	16.90
Efficiency ratio(1)	57.54	55.77
Asset Quality
Nonaccrual loans(2)(3)	$1,731	$1,569
Foreclosed assets(3)	309	264
Total nonperforming assets(2)(3)	2,040	1,833
Nonperforming assets/total assets(2)(3)	0.59%	0.57%
Restructured loans(3)	$21	$27
Total nonperforming assets and restructured loans(2)(3)	2,061	1,860
Allowance for loan and lease losses(3)	1,642	1,280
Allowance as a percentage of total loans held in portfolio(3)	0.68%	0.60%
Provision for loan and lease losses	$82	$16
Net charge-offs	105	37
Capital Adequacy(3)
Stockholders’ equity to total assets	7.41%	6.70%
Tangible equity(4) to total tangible assets(4)	5.75	4.93
Estimated total risk-based capital to risk-weighted assets(5)	10.77	11.05
Per Common Share Data
Book value per common share(3)(6)	$27.10	$24.60
Market prices:
High	45.51	42.55
Low	41.89	38.96
Period end	42.62	39.50

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

(6)       Excludes 6 million shares held in escrow at March 31, 2006 and 2005.

Summary Financial Data (Continued)

	Three Months Ended March 31,
	2006	2005
	(in millions)
Supplemental Data
Average balance sheet:
Total loans held for sale	$29,821	$38,307
Total loans held in portfolio	232,505	207,320
Total interest-earning assets	307,825	277,080
Total assets	344,296	307,835
Total interest-bearing deposits	158,434	142,639
Total noninterest-bearing deposits	32,600	32,546
Total stockholders’ equity	27,461	21,343
Period-end balance sheet:
Total loans held for sale	25,020	41,197
Total loans held in portfolio, net of allowance for loan and lease losses	238,362	212,834
Total assets	348,401	319,359
Total deposits	200,002	183,631
Total stockholders’ equity	25,819	21,430
Loan volume:
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs	7,121	15,644
Other ARMs	2,943	974
Total short-term adjustable-rate loans	10,064	16,618
Medium-term adjustable-rate loans(2)	16,521	13,409
Fixed-rate loans	17,605	17,723
Total home loan volume(3)	44,190	47,750
Total loan volume	55,046	59,515
Home loan refinancing(4)	23,756	28,641
Total refinancing(4)	24,758	29,703

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

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$3,754	4.62%	$43	$1,354	2.55%	$9
Trading assets	11,692	6.80	198	5,713	5.54	79
Available-for-sale securities(1):
Mortgage-backed securities	20,144	5.29	266	15,487	4.45	173
Investment securities	4,845	4.62	56	4,627	4.44	51
Loans held for sale(2)	29,821	6.25	466	38,307	4.94	472
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	117,720	5.58	1,643	110,131	4.65	1,280
Specialty mortgage finance(5)	19,956	5.92	295	18,554	5.73	266
Total home loans	137,676	5.63	1,938	128,685	4.81	1,546
Home equity loans and lines of credit	51,331	6.97	884	44,679	5.44	601
Home construction(6)	2,059	6.34	33	2,242	5.77	32
Multi-family	25,758	5.92	382	22,667	5.08	288
Other real estate	5,157	6.84	88	5,425	6.71	91
Total loans secured by real estate	221,981	6.01	3,325	203,698	5.04	2,558
Consumer:
Credit card	7,808	10.74	206	–	–	–
Other	622	11.03	17	770	10.50	20
Commercial	2,094	5.42	28	2,852	5.25	37
Total loans held in portfolio	232,505	6.18	3,576	207,320	5.06	2,615
Other(7)	5,064	4.17	52	4,272	3.21	34
Total interest-earning assets	307,825	6.07	4,657	277,080	4.97	3,433
Noninterest-earning assets:
Mortgage servicing rights	8,260			6,090
Goodwill	8,298			6,196
Other assets	19,913			18,469
Total assets	$344,296			$307,835

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$40,436	2.29%	$228	$49,917	1.63%	$201
Savings and money market deposits	44,816	2.38	263	41,997	1.42	147
Time deposits	73,182	4.02	730	50,725	2.77	348
Total interest-bearing deposits	158,434	3.11	1,221	142,639	1.97	696
Federal funds purchased and commercial paper	7,463	4.46	83	3,486	2.49	22
Securities sold under agreements to repurchase	15,280	4.46	170	16,621	2.65	110
Advances from Federal Home Loan Banks	66,995	4.46	746	66,591	2.82	469
Other	26,636	4.81	320	18,400	3.78	173
Total interest-bearing liabilities	274,808	3.72	2,540	247,737	2.39	1,470
Noninterest-bearing sources:
Noninterest-bearing deposits	32,600			32,546
Other liabilities	8,875			6,196
Minority interests	552			13
Stockholders’ equity	27,461			21,343
Total liabilities and stockholders’ equity	$344,296			$307,835
Net interest spread and net interest income		2.35	$2,117		2.58	$1,963
Impact of noninterest-bearing sources		0.40			0.25
Net interest margin		2.75			2.83

Noninterest Income

Noninterest income consisted of the following:

	Three Months Ended March 31,		Percentage
	2006	2005	Change
	(in millions)
Revenue from sales and servicing of home mortgage loans	$263	$775	(66)%
Revenue from sales and servicing of consumer loans	431	1	–
Depositor and other retail banking fees	578	490	18
Credit card fees	138	–	–
Securities fees and commissions	119	110	8
Insurance income	33	46	(29)
Trading assets loss	(68)	(98)	31
Loss from sales of other available-for-sale securities	(7)	(122)	94
Other income	238	133	77
Total noninterest income	$1,725	$1,335	29

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative MSR risk management instruments, consisted of the following:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$ 157	$ 181	(13)%
Revaluation gain from derivatives economically hedging loans to be sold(1)	52	80	(35)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	209	261	(20)
Servicing activity:
Home mortgage loan servicing revenue, net(2)	572	510	13
Change in MSR fair value due to valuation inputs or assumptions	413	–	–
Change in MSR fair value due to payments on loans and other	(409)	–	–
MSR valuation adjustments(3)	–	539	–
Amortization of MSR	–	(570)	–
Revaluation gain (loss) from derivatives economically hedging MSR	(522)	35	–
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	54	514	(89)
Total revenue from sales and servicing of home mortgage loans	$ 263	$ 775	(66)

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

(6)      Includes net unamortized deferred loan origination costs of $1.61 billion and $1.53 billion at March 31, 2006 and December 31, 2005.

Other Assets

Other assets consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Premises and equipment	$3,257	$3,262
Investment in bank-owned life insurance	3,436	3,056
Accrued interest receivable	1,710	1,914
Foreclosed assets	309	276
Identifiable intangible assets	634	677
Derivatives	836	821
Accounts receivable	3,770	4,593
Other	3,038	2,850
Total other assets	$16,990	$17,449

Deposits

Deposits consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$22,378	$20,752
Interest bearing	39,289	42,253
Total checking deposits	61,667	63,005
Savings and money market deposits	38,197	36,664
Time deposits	41,534	40,359
Total retail deposits	141,398	140,028
Commercial deposits	14,559	11,459
Wholesale deposits	31,277	29,917
Custodial and escrow deposits(1)	12,768	11,763
Total deposits	$200,002	$193,167

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

Corporate Support/Treasury and Other

	Three Months Ended
	March 31,		Percentage
	2006	2005	Change
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(173)	$(176)	(2)%
Noninterest income (expense)	173	(63)	–
Noninterest expense	95	116	(19)
Loss before income taxes	(95)	(355)	(73)
Income tax benefit	(52)	(144)	(64)
Net loss	$(43)	$(211)	(80)
Performance and other data:
Average loans	$1,142	$1,082	5
Average assets	33,186	25,376	31
Average deposits	33,179	21,797	52
Loan volume	24	94	(75)
Employees at end of period	9,806	8,706	13

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.26 billion at March 31, 2006, of which $1.86 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.75 billion at March 31, 2006. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2005 Annual Report on Form 10-K/A.

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

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	March 31, 2006		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.76%	84.38%	5.00%
Adjusted tier 1 capital to total risk-weighted assets	8.92	298.82	6.00
Total risk-based capital to total risk-weighted assets	11.82	299.80	10.00

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

See Index of Exhibits on page 63.

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

3.3	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, File No. 001-14667).
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