Form 10-Q
period 2006-09-30
WASHINGTON MUTUAL, INC
filed 2006-11-09
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1301 Second Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 461-2000

(Registrant’s telephone number, including area code)

1201 Third Avenue, Seattle, Washington

(Registrant’s former address)

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

The number of shares outstanding of the issuer’s classes of common stock as of October 31, 2006:

Common Stock – 945,221,245(1)

(1)  Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005__
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$439	$665	$1,304	$1,719
Loans held in portfolio	4,008	2,947	11,468	8,395
Available-for-sale securities	379	238	1,068	695
Trading assets	140	114	503	284
Other interest and dividend income	139	65	354	159
Total interest income	5,105	4,029	14,697	11,252
Interest Expense
Deposits	1,739	996	4,420	2,544
Borrowings	1,419	1,028	4,154	2,731
Total interest expense	3,158	2,024	8,574	5,275
Net interest income	1,947	2,005	6,123	5,977
Provision for loan and lease losses	166	52	472	99
Net interest income after provision for loan and lease losses	1,781	1,953	5,651	5,878
Noninterest Income
Revenue from sales and servicing of home mortgage loans	118	710	603	1,600
Revenue from sales and servicing of consumer loans	355	2	1,155	4
Depositor and other retail banking fees	655	578	1,875	1,608
Credit card fees	165	–	456	–
Securities fees and commissions	52	48	161	142
Insurance income	31	42	97	135
Trading assets income (loss)	68	(171)	(74)	15
Loss from sales of other available-for-sale securities	(1)	(32)	(8)	(129)
Other income	127	31	521	197
Total noninterest income	1,570	1,208	4,786	3,572
Noninterest Expense
Compensation and benefits	939	930	2,992	2,673
Occupancy and equipment	408	372	1,235	1,122
Telecommunications and outsourced information services	142	107	421	310
Depositor and other retail banking losses	57	61	165	165
Advertising and promotion	124	78	335	206
Professional fees	57	47	138	119
Other expense	457	265	1,265	812
Total noninterest expense	2,184	1,860	6,551	5,407
Minority interest expense	34	–	71	–
Income from continuing operations before income taxes	1,133	1,301	3,815	4,043
Income taxes	394	488	1,341	1,507
Income from continuing operations, net of taxes	739	813	2,474	2,536
Discontinued Operations
Income from discontinued operations before income taxes	14	12	42	47
Income taxes	5	4	15	16
Income from discontinued operations, net of taxes	9	8	27	31
Net Income	$748	$821	$2,501	$2,567
Basic Earnings Per Common Share:
Income from continuing operations	$0.78	$0.94	$2.59	$2.93
Income from discontinued operations	0.01	0.01	0.03	0.04
Net income	0.79	0.95	2.62	2.97
Diluted Earnings Per Common Share:
Income from continuing operations	0.76	0.91	2.51	2.86
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income	0.77	0.92	2.54	2.89
Dividends declared per common share	0.52	0.48	1.53	1.41
Basic weighted average number of common shares outstanding (in thousands)	941,898	866,541	954,062	865,571
Diluted weighted average number of common shares outstanding (in thousands)	967,376	888,495	981,997	888,184

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2006	December 31, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$6,649	$6,214
Federal funds sold and securities purchased under agreements to resell	5,102	2,137
Trading assets (including securities pledged of $198 and $3,281)	5,391	10,999
Available-for-sale securities, total amortized cost of $29,136 and $24,810:
Mortgage-backed securities (including securities pledged of $2,837 and $3,950)	22,353	20,648
Investment securities (including securities pledged of $2,042 and $2,773)	6,664	4,011
Total available-for-sale securities	29,017	24,659
Loans held for sale	23,720	33,582
Loans held in portfolio	241,765	229,632
Allowance for loan and lease losses	(1,550)	(1,695)
Total loans held in portfolio, net of allowance for loan and lease losses	240,215	227,937
Investment in Federal Home Loan Banks	3,013	4,257
Mortgage servicing rights	6,288	8,041
Goodwill	8,368	8,298
Other assets	21,114	17,449
Total assets	$348,877	$343,573
Liabilities
Deposits:
Noninterest-bearing deposits	$34,667	$34,014
Interest-bearing deposits	176,215	159,153
Total deposits	210,882	193,167
Federal funds purchased and commercial paper	5,282	7,081
Securities sold under agreements to repurchase	13,665	15,532
Advances from Federal Home Loan Banks	47,247	68,771
Other borrowings	33,883	23,777
Other liabilities	9,501	7,951
Minority interests	1,959	15
Total liabilities	322,419	316,294
Stockholders’ Equity
Preferred stock, no par value: 600 and zero shares authorized, 500 and zero shares issued and outstanding ($1,000,000 per share liquidation preference)	492	–
Common stock, no par value: 1,600,000,000 shares authorized, 945,098,276 and 993,913,800 shares issued and outstanding	–	–
Capital surplus – common stock	5,761	8,176
Accumulated other comprehensive loss	(180)	(235)
Retained earnings	20,385	19,338
Total stockholders’ equity	26,458	27,279
Total liabilities and stockholders’ equity	$348,877	$343,573

p

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2004	874.3	$–	$3,350	$(76)	$17,615	$20,889
Comprehensive income:
Net income	–	–	–	–	2,567	2,567
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(105)	–	(105)
Net unrealized gain from cash flow hedging instruments	–	–	–	37	–	37
Total comprehensive income						2,499
Cash dividends declared on common stock	–	–	–	–	(1,230)	(1,230)
Common stock repurchased and retired	(4.9)	–	(198)	–	–	(198)
Common stock issued	8.3	–	299	–	–	299
BALANCE, September 30, 2005	877.7	$–	$3,451	$(144)	$18,952	$22,259
BALANCE, December 31, 2005	993.9	$–	$8,176	$(235)	$19,338	$27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35
Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	–	2,501	2,501
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	–	2	–	2
Net unrealized gain from cash flow hedging instruments	–	–	–	48	–	48
Minimum pension liability adjustments	–	–	–	(1)	–	(1)
Total comprehensive income						2,550
Cash dividends declared on common stock	–	–	–	–	(1,483)	(1,483)
Common stock repurchased and retired	(65.8)	–	(3,039)	–	–	(3,039)
Common stock issued	17	–	624	–	–	624
Preferred stock issued	–	492	–	–	–	492
BALANCE, September 30, 2006	945.1	$492	$5,761	$(180)	$20,385	$26,458

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net income	$2,501	$2,567
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	472	99
Gain from mortgage loans	(552)	(632)
Loss from sales of available-for-sale securities	2	124
Depreciation and amortization	639	2,040
Provision for mortgage servicing rights reversal	–	(590)
Stock dividends from Federal Home Loan Banks	(89)	(102)
Capitalized interest income from option adjustable-rate mortgages	(706)	(159)
Origination and purchases of loans held for sale, net of principal payments	(93,662)	(128,520)
Proceeds from sales of loans held for sale	100,412	118,007
Excess tax benefits from stock-based payment arrangement	(16)	–
Net decrease (increase) in trading assets	6,875	(1,416)
Increase in other assets	(1,706)	(1,877)
Increase in other liabilities	1,153	1,694
Net cash provided (used) by operating activities	15,323	(8,765)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(12,375)	(14,033)
Proceeds from sales and maturities of mortgage-backed securities	5,556	4,834
Proceeds from sales and maturities of other available-for-sale securities	1,140	4,615
Principal payments on available-for-sale securities	2,208	2,570
Purchases of Federal Home Loan Bank stock	(38)	(163)
Redemption of Federal Home Loan Bank stock	1,368	96
Proceeds from sale of mortgage servicing rights	2,527	–
Restricted cash pursuant to Commercial Capital Bancorp acquisition	(960)	–
Origination and purchases of loans held in portfolio	(67,787)	(72,589)
Principal payments on loans held in portfolio	52,247	64,456
Proceeds from sales of loans held in portfolio	2,750	173
Proceeds from sales of foreclosed assets	354	321
Net increase in federal funds sold and securities purchased under agreements to resell	(2,965)	(3,112)
Purchases of premises and equipment, net	(314)	(398)
Net cash used by investing activities	(16,289)	(13,230)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Cash Flows from Financing Activities
Increase in deposits	$17,715	$16,754
(Decrease) increase in short-term borrowings	(1,394)	887
Proceeds from long-term borrowings	25,054	12,416
Repayments of long-term borrowings	(16,742)	(5,737)
Proceeds from advances from Federal Home Loan Banks	30,660	57,738
Repayments of advances from Federal Home Loan Banks	(52,185)	(58,404)
Preferred securities issued by subsidiary	1,959	–
Proceeds from issuance of preferred stock	492	–
Excess tax benefits from stock-based payment arrangement	16	–
Cash dividends paid on common stock	(1,483)	(1,230)
Repurchase of common stock	(3,039)	(198)
Other	348	238
Net cash provided by financing activities	1,401	22,464
Increase in cash and cash equivalents	435	469
Cash and cash equivalents, beginning of period	6,214	4,455
Cash and cash equivalents, end of period	$6,649	$4,924
Noncash Activities
Loans exchanged for mortgage-backed securities	$1,952	$802
Real estate acquired through foreclosure	485	317
Loans transferred (to) from held for sale (from) to held in portfolio, net	(388)	3,457
Mortgage-backed securities transferred from available-for-sale to trading	858	–
Cash Paid During the Period For
Interest on deposits	$4,050	$2,425
Interest on borrowings	4,062	2,569
Income taxes	736	1,535

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries (“Washington Mutual” or the “Company”). The Company’s financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In particular, prepayment fees were reclassified from noninterest income to interest income and losses related to low income housing partnerships were reclassified from noninterest expense to other income.

The reclassification of prepayment fees was made in conjunction with changes made to regulatory financial reporting standards by the Office of Thrift Supervision. The amount reclassified to interest income totaled $89 million and $245 million for the three and nine months ended September 30, 2005. Prepayment fees totaled $57 million and $188 million for the three and nine months ended September 30, 2006.

In the second quarter of 2006, the Company reclassified losses related to its investments in low income housing partnerships. The amount reclassified to other income totaled $13 million and $39 million for the three and nine months ended September 30, 2005 and $20 million for the three months ended March 31, 2006. Such losses totaled $68 million for the nine months ended September 30, 2006.

The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2005 Annual Report on Form 10-K/A.

Recently Issued Accounting Standards Not Yet Adopted

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and achieve more consistency in the accounting for certain financial instruments. This Statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to separately identify interests that are freestanding derivatives from those that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 is effective for all of the Company’s financial instruments acquired or issued after December 31, 2006. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax benefit be recognized only if it is “more likely than not” of being realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 prescribes a definition of the term “fair value”, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires that the funded status of a defined benefit plan (generally measured as the difference between plan assets at fair value and the benefit obligation) be recognized in the Company’s Consolidated Statements of Financial Condition at December 31, 2006. Statement No. 158 also requires an employer to disclose additional information about certain effects on net periodic benefit cost expected to be recognized over the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition amounts. The Company is currently evaluating the impact this guidance will have on its financial statements.

In September 2006, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) was issued. SAB 108 prescribes two methods that must be used for quantifying the effects of financial statement misstatements. The first method quantifies a misstatement based on the amount of the error applicable to the current year income statement and the second method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, irrespective of the misstatement’s year(s) of origination. If a misstatement amount is deemed material to the financial statements under either method, SAB 108 provides guidance for recognizing that adjustment and correcting any misstatements in the current or prior period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 and is not expected to have a material effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this guidance will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

Note 2:  Discontinued Operations

In July 2006 the Company announced its exit from the retail mutual fund management business and subsequently entered into a definitive agreement to sell its subsidiary, WM Advisors, Inc. WM Advisors provides investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, the results of its operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Notes 7 and 8 to the Consolidated Financial Statements – “Operating Segments” and “Condensed Consolidating Financial Statements”, and are presented in the aggregate as discontinued operations. Assets and liabilities of WM Advisors have been reclassified to other assets and other liabilities on the Consolidated Statements of

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Condition. The sale is expected to close late in the fourth quarter of 2006. Estimated charges of $37 million, which represent substantially all of the costs associated with the sale, are expected to be incurred during the fourth quarter of 2006 and will be reported as discontinued operations in the Company’s Consolidated Statements of Income.

Results of operations for WM Advisors were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net interest income	$1	$1	$2	$1
Noninterest income	68	63	204	192
Noninterest expense	55	52	164	146
Income taxes	5	4	15	16
Net income	$9	$8	$27	$31

Note 3:  Earnings Per Common Share

Information used to calculate earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Weighted average common shares:
Basic weighted average number of common shares outstanding	941,898	866,541	954,062	865,571
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	13,145	12,165	15,054	13,034
Common stock warrants	10,698	9,789	10,736	9,579
Convertible debt	1,178	–	1,674	–
Accelerated share repurchase program	457	–	471	–
Diluted weighted average number of common shares outstanding	967,376	888,495	981,997	888,184

For the three months and nine months ended September 30, 2006, options to purchase approximately 14.1 million and 14.9 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and nine months ended September 30, 2005, options to purchase approximately 8.5 million and 8.6 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. During 2003, the number of escrow shares was reduced from 18 million to 6 million as a result of the return and cancellation of 12 million shares to the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and not based on future earnings or market prices. At September 30, 2006, the conditions for releasing the shares from escrow did not exist, and therefore, none of the shares in escrow were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accelerated Share Repurchases

On March 16, 2006, the Company repurchased 34 million shares of its common stock at an initial cost of $1.48 billion. The shares were purchased from a broker-dealer counterparty under an accelerated share repurchase transaction at an initial settlement price of $43.61 per share. The Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock. Upon completion of this forward contract on July 31, 2006, a net settlement amount, referred to as the purchase price adjustment, was calculated based upon the difference between the counterparty’s average actual purchase price of the Company’s shares during the repurchase period and the initial purchase price of $43.61 per share. As the counterparty’s average actual purchase price of the Company’s shares exceeded the initial purchase price, the Company was required to pay the counterparty the purchase price adjustment and had the option to settle the forward contract in shares or cash. At the election of the Company, a final cash settlement payment of $60 million was made to the counterparty and was recorded as a reduction of capital surplus.

On August 21, 2006, the Company repurchased 16 million shares of its common stock under an accelerated share repurchase transaction. The Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock, which subjects the accelerated share repurchase program to future price adjustments during the contractually-specified time period between the initiation and the final settlement date. The initial price of the repurchased shares, before the effects of any such adjustments, was $753 million, or $47.06 per share. Under the terms of the contract, the Company will not be required to make any additional payments to the counterparty. However, depending on fluctuations in the weighted average price of the Company’s common stock between the initiation and the final settlement date, the Company may receive up to 9 million additional shares of its common stock from the counterparty in settlement of the contract. While the scheduled termination date of the forward contract is December 5, 2006, the counterparty may, at any time, exercise its right to accelerate the termination date. For example, if this contract had actually been settled at September 30, 2006, the Company would have received approximately 1.82 million additional common shares from the counterparty, thereby reducing the price of the shares repurchased to $42.26 per share. As the purchase price adjustment cannot result in the issuance of additional common shares, there was no impact on diluted earnings per share for the three and nine months ended September 30, 2006.

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

As permitted by the early adoption provisions of this accounting standard, the Company applied Statement No. 156 to its financial statements on January 1, 2006 and elected to measure all classes of mortgage servicing assets at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale mortgage servicing rights (“MSR”) risk management securities to trading. As the retrospective application of the Statement to prior periods is not permitted, these changes were recorded

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as a cumulative effect of a change in accounting principle to retained earnings as of January 1, 2006 and were comprised of a $35 million adjustment, net of taxes, from the MSR fair value election and a $(6) million adjustment, net of taxes, from the transfer of available-for-sale securities, designated as MSR risk management instruments, to the trading portfolio. Upon electing the fair value method of accounting for its mortgage servicing assets, the Company discontinued the application of fair value hedge accounting. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported.

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$217	$206	$558	$637
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(98)	73	22	74
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	119	279	580	711
Servicing activity:
Home mortgage loan servicing revenue(1)	525	534	1,683	1,567
Change in MSR fair value due to payments on loans and other	(410)	–	(1,279)	–
Change in MSR fair value due to valuation inputs or assumptions	(469)	–	379	–
MSR valuation adjustments(2)	–	412	–	874
Amortization of MSR	–	(555)	–	(1,689)
Revaluation gain (loss) from derivatives economically hedging MSR	353	40	(603)	137
Adjustment to MSR fair value for MSR sale	–	–	(157)	–
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	(1)	431	23	889
Total revenue from sales and servicing of home mortgage loans	$118	$710	$603	$1,600

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Balance, beginning of period	$570,352	$543,324	$563,208	$540,392
Home loans:
Additions	29,899	43,418	95,873	114,124
Sale of servicing	(141,842)	–	(141,851)	–
Loan payments and other	(19,288)	(39,005)	(78,719)	(107,555)
Net change in commercial real estate loans	87	(159)	697	617
Balance, end of period	$439,208	$547,578	$439,208	$547,578

Changes in the balance of MSR were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
	(in millions)
Balance, beginning of period(1)	$9,162	$5,730		$8,041	$5,906
Home loans:
Additions	533	605		1,773	1,651
Change in MSR fair value due to payments on loans and other	(410)	–		(1,279)	–
Change in MSR fair value due to valuation inputs or assumptions	(469)	–		379	–
Adjustment to MSR fair value for MSR sale	–	–		(157)	–
Fair value basis adjustment(2)	–	–		57	–
Amortization	–	(555)		–	(1,689)
Impairment reversal	–	413		–	590
Statement No. 133 MSR accounting valuation adjustments	–	849		–	580
Sale of MSR	(2,527)	–		(2,527)	–
Net change in commercial real estate MSR	(1)	–		1	4
Balance, end of period(1)	$6,288	$7,042	(3)	$6,288	$7,042	(3)

(1)                 Net of valuation allowance for all periods in 2005.

(2)                 Pursuant to the adoption of Statement No. 156 on January 1, 2006, the $57 million difference between the net carrying value and fair value was recorded as an increase to the basis of the Company’s MSR.

(3)                 At September 30, 2005, aggregate MSR fair value was $7.06 billion.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the valuation allowance for MSR were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006		2005
	(in millions)
Balance, beginning of period	$1,746	$914		$1,981
Impairment reversal	(413)	–		(590)
Other-than-temporary impairment	(18)	–		(63)
Other	(3)	(914	)(1)	(16)
Balance, end of period	$1,312	$–		$1,312

(1)                 Pursuant to the adoption of Statement No. 156, the valuation allowance was written off against the recorded value of the MSR.

In July 2006, the Company sold $2.53 billion of mortgage servicing rights, representing substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing which is predominantly comprised of customers whose only relationship with the Company consisted of a serviced home mortgage loan. During the third quarter of 2006 the Company incurred transaction-related costs of $58 million, substantially all of which are reported as part of “other expense” on the Consolidated Statements of Income. The principal activities associated with these costs included preparing and recording mortgage servicing assignment documentation, and securing and transferring actual loan files to the purchaser. For management reporting purposes, all such transaction-related costs are recorded in Corporate Support/Treasury and Other. Approximately $10 million in additional costs are expected to be incurred over the next two quarters, at which time the transfer of loans to the purchaser is expected to be complete. Substantially all of the transaction costs recognized in the third quarter were included in other liabilities on the Consolidated Statements of Financial Condition at September 30, 2006.

Note 5: Guarantees

In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of early or first payment default, retains credit risk exposure on those loans. Whether or not the Company retains credit risk exposure on sold loans, it may be required to repurchase sold loans in the event of a violation of a representation or warranty made in connection with the sale of the loan if the violation has a material adverse effect on the value of the loan. When a loan sold to an investor fails to perform according to its contractual terms the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the loan’s sale, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. The Company has recorded loss contingency reserves of $131 million as of September 30, 2006 and $173 million as of December 31, 2005 to cover the estimated loss exposure related to potential loan repurchases.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net income for the three and nine months ended September 30, 2006 included $53 million and $167 million of compensation costs and $20 million and $63 million of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the three and nine months ended September 30, 2005 included $45 million and $112 million of compensation costs and $17 million and $43 million of income tax benefits related to the Company’s stock-based compensation arrangements. As the Company elected to use the modified prospective application method, results for the three and nine months ended September 30, 2005 do not reflect any restated amounts.

Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. For further discussion of the Company’s equity incentive plan and employee stock purchase plan, refer to Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plan and Shareholder Rights Plan” of Washington Mutual, Inc.’s 2005 Annual Report on Form 10-K/A.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status of all stock option plans at September 30, 2006 during the nine months then ended:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2005	19,590,567	$31.40	5.15	$237
Granted	–
Exercised	(4,794,456)	30.72
Forfeited	(3,841)	34.40
Outstanding at September 30, 2006	14,792,270	31.62	4.56	175
Outstanding options exercisable as of September 30, 2006	14,792,270	31.62	4.56	175
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2005	4,869,410	$36.59	4.22	$34
Granted	–
Exercised	(1,717,717)	36.07
Forfeited	(207,954)	35.51
Outstanding at September 30, 2006	2,943,739	36.97	4.11	19
Outstanding options exercisable as of September 30, 2006	2,943,739	36.97	4.11	19
Acquired Plans:
Outstanding at December 31, 2005	8,217,386	$51.98	4.74	$104
Granted	–
Exercised	(2,101,593)	20.21
Forfeited	(393,332)	97.39
Outstanding at September 30, 2006	5,722,461	60.52	3.91	55
Outstanding options exercisable as of September 30, 2006	5,722,461	60.52	3.91	55
2003 Equity Incentive Plan:
Outstanding at December 31, 2005	17,271,539	$40.91	8.38	$45
Granted	7,086,091	43.39
Exercised	(1,356,206)	40.45
Forfeited	(1,786,167)	42.15
Outstanding at September 30, 2006	21,215,257	41.65	7.93	39
Outstanding options exercisable as of September 30, 2006	7,968,121	40.59	6.72	23

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

	Nine Months Ended September 30,
	2006	2005
Weighted average grant-date fair value:
2003 Equity Incentive Plan	$8.06	$8.39
Dividend yield	4.70%	4.17 – 4.28%
Expected volatility	21.90 – 25.50	25.45 – 30.74
Risk free interest rate	4.22 – 5.02	3.55 – 4.21
Expected life (in years)	5.1 – 6.2 years	4.5 – 7.0 years

The total intrinsic value of options exercised under the plans during the three and nine months ended September 30, 2006 was $20 million and $137 million. The total intrinsic value of options exercised under the plans during the three and nine months ended September 30, 2005 was $20 million and $65 million. As of September 30, 2006, there was $74 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

Cash received from stock options exercised for the three and nine months ended September 30, 2006 was $38 million and $307 million. The income tax benefits from stock options exercised total $9 million and $50 million for the same periods.

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

The following table presents the status and changes in restricted stock awards issued under all plans:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	6,388,821	$40.80
Granted	3,879,168	43.35
Vested	(1,660,839)	41.52
Forfeited	(1,128,713)	41.53
Nonvested balance at September 30, 2006	7,478,437	41.85

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2006, there was $202 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

During the three and nine months ended September 30, 2006, 2003 EIP restricted stock and awards of 27,000 and 3.9 million were granted with a weighted average grant-date per share fair value of $42.95 and $43.35. During the three and nine months ended September 30, 2005, 2003 EIP restricted stock and awards of 75,000 and 3.6 million were granted with a weighted average grant-date per share fair value of $41.57 and $40.45. The total fair value of EIP restricted stock and awards vested during the three and nine months ended September 30, 2006 was $1 million and $71 million. The total fair value of EIP restricted stock and awards vested during the three and nine months ended September 30, 2005 was $4 million and $47 million.

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

The following table presents the status and changes in performance unit awards:

	Shares	Weighted Average Grant-Date Fair Value
Performance Unit awards:
Nonvested balance at December 31, 2005	1,086,348	$ 40.65
Granted	545,809	46.21
Vested	–	–
Forfeited	(201,674)	42.04
Nonvested balance at September 30, 2006	1,430,483	42.58

As of September 30, 2006, there was $9 million of total unrecognized compensation cost related to unvested performance unit awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the status and changes in LTCIP awards:

	Shares	Weighted Average Grant-Date Fair Value
LTCIP awards:
Nonvested balance at December 31, 2005	1,429,180	$ 40.91
Granted	1,255,535	43.09
Vested	(490,865)	40.93
Forfeited	(148,589)	42.07
Nonvested balance at September 30, 2006	2,045,261	42.16

As of September 30, 2006, there was $56 million of total unrecognized compensation cost related to unvested LTCIP awards. The cost is expected to be recognized over a weighted average period of 1.5 years. Cash used to settle vested LTCIP awards was $226,000 and $21 million for the three and nine months ended September 30, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was amended effective January 1, 2004, and the Plan Administrator exercised its discretion under the Plan to change certain terms. The ESPP no longer permits lump sum contributions, excludes employees who work for less than 5 months per year, has twelve monthly offering periods, and provides for purchase of stock at a 5% discount from the price at the end of the offering period. The Company pays for the program’s administrative expenses. The plan is open to all employees who are at least 18 years old, work at least 20 hours per week and have completed three months of service with the Company. Participation is through payroll deductions with a maximum annual contribution of 10% of each employee’s eligible cash compensation. Under the ESPP, dividends may be automatically reinvested at the discretion of the participant. The Company sold 117,306 and 409,167 shares to employees during the three and nine months ended September 30, 2006 and 114,314 and 372,063 shares to employees during the three and nine months ended September 30, 2005. At September 30, 2006, 2 million shares were reserved for future issuance under this plan.

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

The principal activities of the Retail Banking Group include:  (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) originating, managing and servicing home equity loans and lines of credit; (3) providing investment advisory and brokerage services, sales of annuities and other financial services; and (4) holding the Company’s portfolio of home loans held for investment, including certain subprime home loans. The Company has entered into an agreement to sell the retail mutual fund management business, WM Advisors, Inc., whose activities are reported within this segment’s results as discontinued operations. The gain on disposition of these discontinued operations will be reported as part of the Corporate Support/Treasury and Other category.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deposit products offered to consumers and small businesses include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Such products are offered online and in retail banking stores. Financial consultants provide investment advisory and securities brokerage services to the public while appropriately licensed bank employees offer fixed annuities and mutual funds.

This segment’s home loan portfolio consists of home loans purchased from both the Home Loans Group and secondary market participants. Loans to subprime borrowers purchased prior to 2006 are also held in the segment’s home loan portfolio. Loans held in portfolio generate interest income, including prepayment fees, and loan-related noninterest income, such as late fees.

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include (1) originating credit card loans; (2) either holding such loans in portfolio or securitizing and selling them; (3) servicing credit card loans; and (4) providing other cardholder services. Credit card loans that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit, and returned check charges), annual membership fees, and cash advance and balance transfer fees. Losses from credit risk that are inherent in the credit card loan portfolio are charged to the provision for loan and lease losses on the income statement and the allowance for loan and lease losses on the balance sheet.

When credit card loans are securitized, the loans are sold to a qualifying special-purpose entity (“QSPE”), typically a securitization trust. The QSPE issues asset-backed securities that are secured by the future expected cash flows on the sold loans, and cash proceeds from the sale of those securities to third parties are received by the Company. When such loans are transferred to held for sale, any reduction in the loan’s value that is attributable to a decline in credit quality is reflected as an adjustment to the loan’s cost basis and a corresponding reduction in the allowance for loan and lease losses. Any remaining loan loss allowance that was associated with those loans prior to the transfer is reversed through the provision for loan and lease losses. The resulting gain from the securitization and sale, along with the ensuing fee income associated with the Company’s retention of servicing responsibilities on the securitized loans, are reported as revenue from sales and servicing of consumer loans in noninterest income. Certain interests in the securitized loans are retained by the Company and are classified as trading assets on the balance sheet, with changes in the fair value of those retained interests recognized in current period earnings. The mix at any point in time between the amount of credit card loans held in the loan portfolio and those that have been securitized and sold is influenced by market conditions, the Company’s evaluation of capital deployment alternatives, and liquidity factors.

The Card Services Group acquires new customers primarily by leveraging the Company’s retail banking distribution network and through direct mail solicitations, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of other products to its customer base.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The principal activities of the Commercial Group include: (1) providing financing to developers and investors for multi-family dwellings and, to a lesser extent, other commercial properties; (2) servicing multi-family and other commercial real estate loans and either holding such loans in portfolio as part of its commercial asset management business or selling them in the secondary market; and (3) providing limited deposit services to commercial customers.

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

The Corporate Support/Treasury and Other category includes enterprise-wide management of the Company’s interest rate risk, liquidity, capital, borrowings, and a majority of the Company’s investment securities. As part of the Company’s asset and liability management process, the Treasury function provides oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet, such as product composition of loans that the Company holds in the portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time, and the allocation of capital resources to the business segments. This category also includes the costs of the Company’s technology services, facilities, legal, human resources, and accounting and finance functions to the extent not allocated to the business segments, and community lending and investment operations. Community lending and investment programs help fund the development of affordable housing units in traditionally underserved communities. Other costs which are included in this category include those charges associated with the Company’s ongoing productivity and efficiency initiatives and costs related to the sale of the Company’s MSR during the third quarter of 2006. As the Company’s chief operating decision maker does not consider the financial impact of these costs when evaluating the performance of the Company’s four operating segments, such costs were not charged to the operating segments. Also reported in this category is the net impact of funds transfer pricing for loan and deposit balances and items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of inter-segment premiums.

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

•        the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

•        inter-segment activities which include the transfer of certain originated home loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans are initiated through retail banking stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

During the fourth quarter of 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the third quarter of 2006, only the funds transfer pricing management accounting methodology and charges for legal services were applied to this segment. As charges related to the administrative support functions of the former Providian Financial Corporation continue to be incurred by the Card Services Group, corporate overhead charges have not been allocated to this segment . The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest and fee income and credit losses.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2006
					Corporate
					Support/
	Retail	Card		Home	Treasury
	Banking	Services	Commercial	Loans	and	Reconciling Adjustments
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,444	$627	$198	$206	$(244)	$(411)	$127	(4)	$1,947
Provision for loan and lease losses	58	345	1	3	–	(220)	(21	)(5)	166
Noninterest income	756	343	25	263	79	191	(87	)(6)	1,570
Inter-segment revenue (expense)	16	(1)	–	(15)	–	–	–		–
Noninterest expense	1,105	284	59	504	232	–	–		2,184
Minority interest expense	–	–	–	–	34	–	–		34
Income (loss) from continuing operations before income taxes	1,053	340	163	(53)	(431)	–	61		1,133
Income taxes (benefit)	402	130	62	(20)	(172)	–	(8)		394
Income (loss) from continuing operations, net of taxes	651	210	101	(33)	(259)	–	69		739
Income from discontinued operations, net of taxes	9	–	–	–	–	–	–		9
Net income (loss)	$660	$210	$101	$(33)	$(259)	$–	$69		$748
Performance and other data:
Average loans	$192,445	$21,706	$32,414	$33,718	$1,245	$(12,169)	$(1,527	)(7)	$267,832
Average assets	205,063	24,236	34,794	59,110	38,245	(10,330)	(1,576	)(7)(8)	349,542
Average deposits	139,954	n/a	2,323	20,659	45,976	n/a	n/a		208,912

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

(7)                    Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(8)                    Includes the impact to the allowance for loan and lease losses of $49 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30, 2005
	Retail Banking Group	Commercial Group(1)	Home Loans Group(1)	Corporate Support/ Treasury and Other	Reconciling Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,417	$222	$480	$(229)	$115	(2)	$2,005
Provision for loan and lease losses	47	1	1	–	3	(3)	52
Noninterest income (expense)	653	8	659	(62)	(50	)(4)	1,208
Inter-segment revenue (expense)	12	–	(12)	–	–		–
Noninterest expense	1,080	63	641	76	–		1,860
Income (loss) from continuing operations before income taxes	955	166	485	(367)	62		1,301
Income taxes (benefit)	363	62	183	(150)	30		488
Income (loss) from continuing operations, net of taxes	592	104	302	(217)	32		813
Income from discontinued operations, net of taxes	8	–	–	–	–		8
Net income (loss)	$600	$104	$302	$(217)	$32		$821
Performance and other data:
Average loans	$179,361	$30,433	$53,424	$1,095	$(1,550	)(5)	$262,763
Average assets	191,865	34,001	75,138	27,678	(1,727	)(5)(6)	326,955
Average deposits	138,741	2,485	21,563	25,531	n/a		188,320

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

(5)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(6)                 Includes the impact to the allowance for loan and lease losses of $177 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2006
					Corporate
					Support/
	Retail	Card		Home	Treasury
	Banking	Services	Commercial	Loans	and	Reconciling Adjustments
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,475	$1,850	$600	$682	$(602)	$(1,249)	$367	(4)	$6,123
Provision for loan and lease losses	146	1,092	3	5	–	(662)	(112	)(5)	472
Noninterest income	2,162	1,076	54	1,123	152	587	(368	)(6)	4,786
Inter-segment revenue (expense)	50	(3)	–	(47)	–	–	–		–
Noninterest expense	3,360	855	184	1,692	460	–	–		6,551
Minority interest expense	–	–	–	–	71	–	–		71
Income (loss) from continuing operations before income taxes	3,181	976	467	61	(981)	–	111		3,815
Income taxes (benefit)	1,215	373	178	24	(397)	–	(52)		1,341
Income (loss) from continuing operations, net of taxes	1,966	603	289	37	(584)	–	163		2,474
Income from discontinued operations, net of taxes	27	–	–	–	–	–	–		27
Net income (loss)	$1,993	$603	$289	$37	$(584)	$–	$163		$2,501
Performance and other data:
Average loans	$192,539	$20,762	$31,648	$33,012	$1,188	$(11,947)	$(1,506	)(7)	$265,696
Average assets	205,396	23,354	34,361	60,555	35,354	(10,101)	(1,609	)(7)(8)	347,310
Average deposits	139,276	n/a	2,276	19,120	39,459	n/a	n/a		200,131

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

(7)                    Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(8)                    Includes the impact to the allowance for loan and lease losses of $103 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2005
				Corporate
				Support/
	Retail		Home	Treasury
	Banking	Commercial	Loans	and	Reconciling
	Group	Group(1)	Group(1)	Other	Adjustments		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$4,275	$668	$1,330	$(639)	$343	(2)	$5,977
Provision for loan and lease losses	123	3	3	–	(30	)(3)	99
Noninterest income (expense)	1,845	86	2,074	(185)	(248	)(4)	3,572
Inter-segment revenue (expense)	34	–	(34)	–	–		–
Noninterest expense	3,136	174	1,888	209	–		5,407
Income (loss) from continuing operations before income taxes	2,895	577	1,479	(1,033)	125		4,043
Income taxes (benefit)	1,097	218	558	(420)	54		1,507
Income (loss) from continuing operations, net of taxes	1,798	359	921	(613)	71		2,536
Income from discontinued operations, net of taxes	31	–	–	–	–		31
Net income (loss)	$1,829	$359	$921	$(613)	$71		$2,567
Performance and other data:
Average loans	$179,447	$29,894	$46,842	$1,066	$(1,549	)(5)	$255,700
Average assets	192,190	33,374	68,419	26,284	(1,764	)(5)(6)	318,503
Average deposits	135,775	2,646	19,379	24,590	n/a		182,390

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

(5)                 Includes the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

(6)                 Includes the impact to the allowance for loan and lease losses of $215 million that results from the difference between the long-term, normalized net charge-off ratio used to assess expected loan and lease losses for the operating segments and the financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8:  Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$1	$11	$7	$(19)	$–
Other interest income	2	–	5,104	(1)	5,105
Total interest income	3	11	5,111	(20)	5,105
Interest Expense
Borrowings	160	8	1,271	(20)	1,419
Other interest expense	–	–	1,739	–	1,739
Total interest expense	160	8	3,010	(20)	3,158
Net interest income (expense)	(157)	3	2,101	–	1,947
Provision for loan and lease losses	–	–	166	–	166
Net interest income (expense) after provision for loan and lease losses	(157)	3	1,935	–	1,781
Noninterest Income	7	7	1,565	(9)	1,570
Noninterest Expense	30	12	2,184	(8)	2,218
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(180)	(2)	1,316	(1)	1,133
Income tax expense (benefit)	(44)	(15)	453	–	394
Dividends from subsidiaries	2,300	823	–	(3,123)	–
Equity in undistributed income (loss) of subsidiaries	(1,416)	43	–	1,373	–
Income from continuing operations, net of taxes	748	879	863	(1,751)	739
Discontinued Operations, net of taxes	–	–	9	–	9
Net Income	$748	$879	$872	$(1,751)	$748

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$8	$41	$4	$(53)	$–
Other interest income	1	–	4,067	(39)	4,029
Total interest income	9	41	4,071	(92)	4,029
Interest Expense
Borrowings	127	7	987	(93)	1028
Other interest expense	–	–	996	–	996
Total interest expense	127	7	1,983	(93)	2,024
Net interest income (expense)	(118)	34	2,088	1	2,005
Provision for loan and lease losses	–	–	52	–	52
Net interest income (expense) after provision for loan and lease losses	(118)	34	2,036	1	1,953
Noninterest Income	1	–	1,211	(4)	1,208
Noninterest Expense	35	1	1,826	(2)	1,860
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(152)	33	1,421	(1)	1,301
Income tax expense (benefit)	(42)	22	508	–	488
Dividends from subsidiaries	58	29	–	(87)	–
Equity in undistributed income of subsidiaries	873	892	–	(1,765)	–
Income from continuing operations, net of taxes	821	932	913	(1,853)	813
Discontinued Operations, net of taxes	–	–	8	–	8
Net Income	$821	$932	$921	$(1,853)	$821

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2006
			All Other
		New	Washington
	Washington	American	Mutual, Inc.		Washington
	Mutual, Inc.	Capital, Inc.	Consolidating		Mutual, Inc.
	(Parent Only)	(Parent Only)	Subsidiaries	Eliminations	Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$9	$51	$18	$(78)	$–
Other interest income	4	4	14,693	(4)	14,697
Total interest income	13	55	14,711	(82)	14,697
Interest Expense
Borrowings	461	23	3,748	(78)	4,154
Other interest expense	–	–	4,421	(1)	4,420
Total interest expense	461	23	8,169	(79)	8,574
Net interest income (expense)	(448)	32	6,542	(3)	6,123
Provision for loan and lease losses	–	–	472	–	472
Net interest income (expense) after provision for loan and lease losses	(448)	32	6,070	(3)	5,651
Noninterest Income	16	12	4,785	(27)	4,786
Noninterest Expense	93	31	6,520	(22)	6,622
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(525)	13	4,335	(8)	3,815
Income tax expense (benefit)	(177)	(15)	1,533	–	1,341
Dividends from subsidiaries	5,900	4,956	–	(10,856)	–
Equity in undistributed loss of subsidiaries	(3,051)	(2,151)	–	5,202	–
Income from continuing operations, net of taxes	2,501	2,833	2,802	(5,662)	2,474
Discontinued Operations, net of taxes	–	–	27	–	27
Net Income	$2,501	$2,833	$2,829	$(5,662)	$2,501

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2005
			All Other
		New	Washington
	Washington	American	Mutual, Inc.		Washington
	Mutual, Inc.	Capital, Inc.	Consolidating		Mutual, Inc.
	(Parent Only)	(Parent Only)	Subsidiaries	Eliminations	Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$17	$97	$5	$(119)	$–
Other interest income	4	–	11,356	(108)	11,252
Total interest income	21	97	11,361	(227)	11,252
Interest Expense
Borrowings	339	20	2,617	(245)	2,731
Other interest expense	–	–	2,544	–	2,544
Total interest expense	339	20	5,161	(245)	5,275
Net interest income (expense)	(318)	77	6,200	18	5,977
Provision for loan and lease losses	–	–	99	–	99
Net interest income (expense) after provision for loan and lease losses	(318)	77	6,101	18	5,878
Noninterest Income	27	1	3,587	(43)	3,572
Noninterest Expense	88	3	5,349	(33)	5,407
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(379)	75	4,339	8	4,043
Income tax expense (benefit)	(99)	32	1,574	–	1,507
Dividends from subsidiaries	1,005	943	–	(1,948)	–
Equity in undistributed income of subsidiaries	1,842	1,807	–	(3,649)	–
Income from continuing operations, net of taxes	2,567	2,793	2,765	(5,589)	2,536
Discontinued Operations, net of taxes	–	–	31	–	31
Net Income	$2,567	$2,793	$2,796	$(5,589)	$2,567

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$3,835	$337	$7,125	$(4,648)	$6,649
Available-for-sale securities	53	–	28,964	–	29,017
Loans, net of allowance for loan and lease losses	–	7	263,928	–	263,935
Notes receivable from subsidiaries	31	950	494	(1,475)	–
Investment in subsidiaries	31,712	29,056	–	(60,768)	–
Other assets	1,263	1,275	47,088	(350)	49,276
Total assets	$36,894	$31,625	$347,599	$(67,241)	$348,877
Liabilities
Notes payable to subsidiaries	$273	$25	$1,178	$(1,476)	$–
Borrowings	9,683	462	89,932	–	100,077
Other liabilities	480	14	226,882	(5,034)	222,342
Total liabilities	10,436	501	317,992	(6,510)	322,419
Stockholders’ Equity	26,458	31,124	29,607	(60,731)	26,458
Total liabilities and stockholders’ equity	$36,894	$31,625	$347,599	$(67,241)	$348,877

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,653	$(1,328)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries	1,354	3,550	473	(5,377)	–
Investment in subsidiaries	34,707	31,116	–	(65,823)	–
Other assets	1,396	605	51,668	(2,488)	51,181
Total assets	$38,294	$35,387	$344,908	$(75,016)	$343,573
Liabilities
Notes payable to subsidiaries	$266	$549	$6,918	$(7,733)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	555	34	202,040	(1,496)	201,133
Total liabilities	11,015	1,288	313,220	(9,229)	316,294
Stockholders’ Equity	27,279	34,099	31,688	(65,787)	27,279
Total liabilities and stockholders’ equity	$38,294	$35,387	$344,908	$(75,016)	$343,573

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$2,501	$2,833	$(2,833)	$2,501
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	3,051	2,152	(5,203)	–
Decrease (increase) in other assets	205	(669)	5,633	5,169
(Decrease) increase in other liabilities	(123)	(20)	1,296	1,153
Other	(6)	(5)	6,511	6,500
Net cash provided by operating activities	5,628	4,291	5,404	15,323
Cash Flows from Investing Activities
Purchases of securities	–	–	(12,375)	(12,375)
Proceeds from sales and maturities of securities	–	–	8,904	8,904
Origination of loans, net of principal payments	1	–	(15,541)	(15,540)
Decrease (increase) in notes receivable from subsidiaries	1,323	2,600	(3,923)	–
Investment in subsidiaries	234	–	(234)	–
Other	–	–	2,722	2,722
Net cash provided (used) by investing activities	1,558	2,600	(20,447)	(16,289)
Cash Flows from Financing Activities
Repayments on borrowings, net	(470)	(762)	(13,375)	(14,607)
Cash dividends paid on preferred and common stock	(1,482)	(5,900)	5,899	(1,483)
Repurchase of common stock	(3,039)	–	–	(3,039)
Other	859	–	19,671	20,530
Net cash (used) provided by financing activities	(4,132)	(6,662)	12,195	1,401
Increase (decrease) in cash and cash equivalents	3,054	229	(2,848)	435
Cash and cash equivalents, beginning of period	781	108	5,325	6,214
Cash and cash equivalents, end of period	$3,835	$337	$2,477	$6,649

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$2,567	$2,793	$(2,793)	$2,567
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(1,842)	(1,807)	3,649	–
(Increase) decrease in other assets	(576)	64	(2,781)	(3,293)
(Decrease) increase in other liabilities	(23)	(7)	1,724	1,694
Other	(23)	–	(9,710)	(9,733)
Net cash provided (used) by operating activities	103	1,043	(9,911)	(8,765)
Cash Flows from Investing Activities
Purchase of securities	–	–	(14,033)	(14,033)
Proceeds from sales and maturities of securities	2	–	12,017	12,019
Origination of loans, net of principal payments	–	2	(8,135)	(8,133)
(Increase) decrease in notes receivable from subsidiaries	(2,249)	(1,050)	3,299	–
Investment in subsidiaries	(144)	25	119	–
Other	–	–	(3,083)	(3,083)
Net cash used by investing activities	(2,391)	(1,023)	(9,816)	(13,230)
Cash Flows from Financing Activities
Proceeds from borrowings, net	2,685	1,840	2,375	6,900
Cash dividends paid on preferred and common stock	(1,229)	(925)	924	(1,230)
Repurchase of common stock	(198)	–	–	(198)
Other	238	–	16,754	16,992
Net cash provided by financing activities	1,496	915	20,053	22,464
(Decrease) increase in cash and cash equivalents	(792)	935	326	469
Cash and cash equivalents, beginning of period	1,517	71	2,867	4,455
Cash and cash equivalents, end of period	$725	$1,006	$3,193	$4,924

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Subsequent Event

On October 1, 2006 the Company completed its acquisition of Commercial Capital Bancorp, Inc. (“CCB”), a multi-family and small commercial real estate lending institution located in Southern California, in a cash transaction with an estimated purchase price of approximately $989 million. CCB stockholders received $16.00 in cash for each share of CCB common stock. Most of the business activities of CCB will be conducted through the Company’s Commercial Group operating segment.

To facilitate the closure of the acquisition, the Company transferred $960 million of cash to an escrow agent on September 29, 2006. At September 30, 2006, this restricted cash was reported within other assets on the Consolidated Statements of Financial Condition. On October 2, 2006, the funds were disbursed to the stockholders of CCB to complete the acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discontinued Operations

In July 2006 Washington Mutual, Inc. (“Washington Mutual” or the “Company”) decided to exit the retail mutual fund management business and entered into a definitive agreement to sell its subsidiary, WM Advisors, Inc. WM Advisors provides investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, the results of its operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Notes 7 and 8 to the Consolidated Financial Statements – “Operating Segments” and “Condensed Consolidating Financial Statements”, and are presented in aggregate as discontinued operations. Assets and liabilities of WM Advisors have been reclassified to other assets and other liabilities on the Consolidated Statements of Financial Condition. The sale is expected to close late in the fourth quarter of 2006.

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

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Management does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond management’s control or its ability to accurately forecast or predict their significance, which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements. Significant among these factors are:

•       General business and economic conditions, including movements in interest rates, the slope of the yield curve and the overextension of housing prices in certain geographic markets;

•       Rising interest rates, unemployment and decreases in housing prices;

•       Risks related to the option adjustable-rate mortgage product;

•       Risks related to subprime lending;

•       Risks related to credit card operations;

•       Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders;

•       Competition from banking and nonbanking companies; and

•       Negative public opinion which may impact the Company’s reputation.

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

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain their effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal controls. There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to the Company’s 2005 Annual Report on Form 10-K/A, “Management’s Report on Internal Control Over Financial Reporting.”

Overview

Net income for the third quarter of 2006 was $748 million, or $0.77 per diluted share, compared with $821 million, or $0.92 per diluted share, in the third quarter of 2005.

Net interest income was $1.95 billion in the third quarter of 2006, compared with $2.00 billion for the same quarter in 2005. The decrease was predominantly due to contraction in the net interest margin, partially offset by an increase in average interest-earning assets. The net interest margin in the third quarter of 2006 was 2.53%, a 20 basis point decline from the third quarter of 2005. The decrease was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by a continual increase in short-term interest rates and the ensuing higher competitive pricing environment for deposits that has recently accompanied the increase in rates.

As economic activity has decelerated in recent months, the Federal Reserve decided to hold the targeted federal funds rate at 5.25% in the third quarter of 2006, ending its methodical program of continuous increases after 17 consecutive adjustments. Although the Federal Reserve has expressed concerns regarding elevated readings on core inflation, they also acknowledged that the general softening of economic indicators, coupled with the cumulative effect of past interest rate increases that have not yet been fully absorbed by the economy and the recent decline in energy prices, should facilitate the reduction of inflation pressures over time. Accordingly, additional increases in the federal funds rate, if any, will not be foreordained. If this rate does not increase during the remainder of 2006, the Company’s net interest margin should expand in the fourth quarter. This expansion, however, may be tempered by a continuing competitive deposit pricing environment.

Noninterest income totaled $1.57 billion in the third quarter of 2006, compared with $1.21 billion in the third quarter of 2005. The increase is primarily due to consumer loan sales and servicing revenue of $355 million and credit card fee income of $165 million, both of which are attributable to the Providian acquisition in the fourth quarter of 2005. Depositor and other retail banking fees also grew significantly, increasing from $578 million in the third quarter of 2005 to $655 million in the third quarter of 2006, reflecting higher levels of transaction fees and a 13% increase in the number of checking accounts. Partially offsetting these increases was a decline in revenue from the Company’s home mortgage loan operations. Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $156 million in the third quarter of 2006, compared with $493 million in the third quarter of 2005, primarily reflecting a more favorable MSR hedging environment in the earlier period. Additionally, the slowdown in the housing market contributed to lower gain on sale performance.

Total home loan volume in the current quarter was down 34% from the same quarter of the prior year, reflecting a widespread decline in national home sales activity. Also contributing to the decline was the Company’s decision in the second quarter of 2006 to discontinue the origination of mortgages through the less-profitable correspondent channel.

The Company recorded a provision for loan and lease losses of $166 million in the third quarter of 2006, compared with $224 million in the second quarter of 2006 and $52 million in the third quarter of 2005, which preceded the acquisition of Providian on October 1, 2005. The decrease in the provision from the second quarter is the result of ongoing refinements made to the Company’s methodology that measures credit losses inherent in the loan portfolio, the planned sale of higher-risk credit card accounts and a slight decline in the loan portfolio, all of which mitigated the effects of a more challenging credit environment. Reflecting the softening of the housing market, nonperforming assets, as a percentage of total assets, increased from 0.62% at June 30, 2006 to 0.69% at September 30, 2006, while net home loan charge-offs increased from $29 million to $53 million between the same periods. Near the end of the third quarter, the Company transferred $403 million of higher risk credit card accounts to loans held for sale, in anticipation of a transaction that is expected to occur during the fourth quarter. As the accounts in the credit card portfolio at the end of the third quarter generally had more favorable credit risk scores than the loans to be sold, the provision for loan and lease losses benefited from the improved risk profile of that portfolio.

Noninterest expense totaled $2.18 billion in the third quarter of 2006, up from $1.86 billion in the same quarter of the prior year but down from $2.23 billion in the second quarter of 2006. The increase from the third quarter of 2005 is primarily due to the inclusion of credit card operating expenses that resulted from the Providian acquisition in the fourth quarter of 2005, and costs associated with the continuing expansion of the retail banking franchise. The Company opened 89 new retail banking stores and closed 4 stores during the first nine months of 2006.

The $45 million decline in noninterest expense from the second quarter of 2006 is largely due to a 9 percent reduction in the number of employees in the most recent period, reflecting the positive effects of the Company’s ongoing productivity and efficiency initiatives during 2006. Charges associated with these initiatives totaled $52 million in the third quarter, compared with $81 million in the prior quarter and are primarily comprised of severance and facilities closure costs that were incurred as part of the Company’s efforts to redeploy certain back-office support operations to more cost-effective labor markets and the consolidation of other administrative support facilities. The Company expects to incur additional charges in the fourth quarter that will result from the continuing execution of productivity and efficiency initiatives.

During the most recent quarter, the Company sold $2.53 billion of mortgage servicing rights. The servicing portfolio associated with this sale included substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing which is predominantly comprised of customers whose only relationship with the Company consisted of a serviced home mortgage loan. The Company incurred $58 million of transaction-related noninterest expense charges in the third quarter associated with this sale, and expects to incur approximately $10 million in additional charges over the next two quarters, at which time the transfer of loans to the purchaser is expected to be complete. The Company also expects to incur estimated charges of $37 million in the fourth quarter from the announced sale of the retail mutual fund management business, which is expected to occur near the end of that quarter. Such charges will be reported as discontinued operations in the Company’s Consolidated Statements of Income.

On October 1, 2006 the Company completed its acquisition of Commercial Capital Bancorp, Inc. (“CCB”), a multi-family and small commercial real estate lending institution located in Southern California, in a cash transaction with an estimated purchase price of $989 million. CCB stockholders received $16.00 in cash for each share of CCB common stock. Most of the business activities of CCB will be conducted through the Company’s Commercial Group operating segment.

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

Management has discussed the development and selection of these critical accounting estimates with the Company’s Audit Committee. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the facts and circumstances as of September 30, 2006. These judgments, estimates and assumptions are described in greater detail in the Company’s 2005 Annual Report on Form 10-K/A in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$1,947	$2,005	$6,123	$5,977
Net interest margin	2.53%	2.73%	2.64%	2.77%
Noninterest income	$1,570	$1,208	$4,786	$3,572
Noninterest expense	2,184	1,860	6,551	5,407
Net income	748	821	2,501	2,567
Basic earnings per common share:
Income from continuing operations	$0.78	$0.94	$2.59	$2.93
Income from discontinued operations	0.01	0.01	0.03	0.04
Net income	0.79	0.95	2.62	2.97
Diluted earnings per common share:
Income from continuing operations	0.76	0.91	2.51	2.86
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income	0.77	0.92	2.54	2.89
Basic weighted average number of common shares outstanding (in thousands)	941,898	866,541	954,062	865,571
Diluted weighted average number of common shares outstanding(in thousands)	967,376	888,495	981,997	888,184
Dividends declared per common share	$0.52	$0.48	$1.53	$1.41
Return on average assets(1)	0.86%	1.00%	0.96%	1.07%
Return on average common equity(1)	11.47	14.88	12.68	15.77
Efficiency ratio(2)(3)	62.09	57.88	60.05	56.62
Asset Quality (period end)
Nonaccrual loans(4)	$1,987	$1,465	$1,987	$1,465
Foreclosed assets	405	256	405	256
Total nonperforming assets(4)	2,392	1,721	2,392	1,721
Nonperforming assets(4) to total assets	0.69%	0.52%	0.69%	0.52%
Restructured loans	$19	$25	$19	$25
Total nonperforming assets and restructured loans(4)	2,411	1,746	2,411	1,746
Allowance for loan and lease losses	1,550	1,264	1,550	1,264
Allowance as a percentage of total loans held in portfolio	0.64%	0.58%	0.64%	0.58%
Credit Performance
Provision for loan and lease losses	$166	$52	$472	$99
Net charge-offs	154	31	375	107
Capital Adequacy (period end)
Stockholders’ equity to total assets	7.58%	6.68%	7.58%	6.68%
Tangible equity to total tangible assets(5)	5.86	4.99	5.86	4.99
Estimated total risk-based capital to total risk-weighted assets(6)	11.10	10.56	11.10	10.56
Per Common Share Data
Book value per common share (period end)(7)	$28.17	$25.54	$28.17	$25.54
Market prices:
High	46.42	43.60	46.48	43.60
Low	41.47	39.22	41.47	37.78
Period end	43.47	39.22	43.47	39.22
Supplemental Data
Total home loan volume(8)	37,169	56,142	124,210	157,293
Total loan volume	49,368	70,732	159,309	197,865

(1)      Includes income from continuing and discontinued operations.

(2)         Based on continuing operations.

(3)         The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(4)         Excludes nonaccrual loans held for sale.

(5)         Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets (except MSR). Minority interests of $1.96 billion at September 30, 2006 are included in the numerator.

(6)         The total risk-based capital ratio is estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(7)         Excludes six million shares held in escrow at September 30, 2006 and 2005.

(8)         Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage. Specialty mortgage finance loan volumes were $7.79 billion and $8.41 billion for the three months ended September 30, 2006 and 2005 and $21.49 billion and $24.82 billion for the nine months ended September 30, 2006 and 2005.

Earnings Performance from Continuing Operations

Net Interest Income

Net interest income decreased $58 million, or 3%, for the three months ended September 30, 2006, compared with the same period in 2005. The decrease was due to a 20 basis point decline in the net interest margin as an increase in the cost of interest-bearing liabilities, driven by higher short-term interest rates and a more competitive deposit pricing environment, outpaced the increase in yield on interest-earning assets. Partially offsetting the decline in the net interest margin was a 5% increase in average interest-earning assets, driven primarily by an increase in home loans held in portfolio and the addition of the credit card portfolio in the fourth quarter of 2005.

Net interest income increased $146 million, or 2%, for the nine months ended September 30, 2006, compared with the same period in 2005. The increase was due to an 8% increase in average interest-earning assets and reflects an 11% increase in the average balance of the home loan portfolio and the addition of the credit card portfolio in the fourth quarter of 2005. Substantially offsetting the impact of the increase in average interest-earning assets was contraction in the net interest margin, which declined 13 basis points from the nine months ended September 30, 2005.

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$5,085	5.38%	$70	$2,891	3.52%	$26
Trading assets	6,264	8.92	140	6,532	6.97	114
Available-for-sale securities(1):
Mortgage-backed securities	21,488	5.41	291	15,666	4.72	185
Investment securities	6,910	5.06	88	4,321	4.94	53
Loans held for sale(2)	25,667	6.82	439	49,747	5.33	665
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	123,355	5.92	1,826	108,783	5.05	1,374
Specialty mortgage finance(5)	19,600	6.14	301	20,298	5.89	299
Total home loans	142,955	5.95	2,127	129,081	5.18	1,673
Home equity loans and lines of credit	53,253	7.59	1,017	49,237	6.17	765
Home construction(6)	2,059	6.41	33	2,001	6.31	32
Multi-family	27,100	6.42	435	24,550	5.49	337
Other real estate	5,696	6.76	98	4,904	7.32	91
Total loans secured by real estate	231,063	6.41	3,710	209,773	5.51	2,898
Consumer:
Credit card	9,058	11.39	260	–	–	–
Other	284	12.57	9	686	10.67	18
Commercial	1,760	6.41	29	2,557	4.78	31
Total loans held in portfolio	242,165	6.60	4,008	213,016	5.52	2,947
Other(7)	5,248	5.21	69	4,356	3.52	39
Total interest-earning assets	312,827	6.51	5,105	296,529	5.42	4,029
Noninterest-earning assets:
Mortgage servicing rights	7,201			6,408
Goodwill	8,339			6,196
Other assets(8)	21,175			17,822
Total assets	$349,542			$326,955

(This table is continued on the next page.)

(1)                 The average balance and yield are based on average amortized cost balances.

(2)                 Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $119 million and $115 million for the three months ended September 30, 2006 and 2005.

(4)                 Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $278 million and $86 million for the three months ended September 30, 2006 and 2005.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$34,866	2.90%	$255	$45,305	2.12%	$242
Savings and money market deposits	49,144	3.19	396	42,944	1.92	208
Time deposits	90,001	4.77	1,088	63,338	3.41	546
Total interest-bearing deposits	174,011	3.95	1,739	151,587	2.60	996
Federal funds purchased and commercial paper	7,382	5.31	99	6,719	3.60	61
Securities sold under agreements to repurchase	15,676	5.39	216	13,159	3.65	123
Advances from Federal Home Loan Banks	52,886	5.28	711	68,597	3.54	620
Other	27,815	5.59	393	21,734	4.12	224
Total interest-bearing liabilities	277,770	4.48	3,158	261,796	3.05	2,024
Noninterest-bearing sources:
Noninterest-bearing deposits	34,901			36,733
Other liabilities(9)	8,765			6,337
Minority interests	1,959			14
Stockholders’ equity	26,147			22,075
Total liabilities and stockholders’ equity	$349,542			$326,955
Net interest spread and net interest income		2.03	$1,947		2.37	$2,005
Impact of noninterest-bearing sources		0.50			0.36
Net interest margin		2.53			2.73

(9)                 Includes liabilities of discontinued operations.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$4,422	5.04%	$169	$2,078	3.13%	$50
Trading assets	8,831	7.60	503	6,169	6.15	284
Available-for-sale securities(1):
Mortgage-backed securities	21,163	5.35	848	15,407	4.61	533
Investment securities	5,997	4.88	220	4,569	4.74	162
Loans held for sale(2)	26,659	6.51	1,304	44,354	5.16	1,719
Loans held in portfolio(2)(3):
Loans secured by real estate:
Home(4)	122,232	5.76	5,278	110,057	4.86	4,013
Specialty mortgage finance(5)	19,718	6.09	900	19,928	5.84	873
Total home loans	141,950	5.80	6,178	129,985	5.01	4,886
Home equity loans and lines of credit	52,289	7.29	2,852	47,056	5.81	2,048
Home construction(6)	2,062	6.41	99	2,096	6.16	97
Multi-family	26,388	6.19	1,226	23,651	5.28	937
Other real estate	5,482	6.85	284	5,138	6.94	269
Total loans secured by real estate	228,171	6.22	10,639	207,926	5.28	8,237
Consumer:
Credit card	8,442	11.16	704	–	–	–
Other	499	10.84	40	726	10.64	58
Commercial	1,925	5.87	85	2,694	4.93	100
Total loans held in portfolio	239,037	6.40	11,468	211,346	5.30	8,395
Other(7)	5,191	4.74	185	4,280	3.42	109
Total interest-earning assets	311,300	6.30	14,697	288,203	5.20	11,252
Noninterest-earning assets:
Mortgage servicing rights	8,151			6,232
Goodwill	8,313			6,196
Other assets(8)	19,546			17,872
Total assets	$347,310			$318,503

(This table is continued on the next page.)

(1)                 The average balance and yield are based on average amortized cost balances.

(2)                 Nonaccrual loans and related income, if any, are included in their respective loan categories.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $334 million and $291 million for the nine months ended September 30, 2006 and 2005.

(4)                 Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $706 million and $159 million for the nine months ended September 30, 2006 and 2005.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$37,615	2.59%	$728	$47,609	1.86%	$663
Savings and money market deposits	47,367	2.81	997	42,125	1.65	520
Time deposits	80,970	4.42	2,695	58,089	3.12	1,361
Total interest-bearing deposits	165,952	3.55	4,420	147,823	2.29	2,544
Federal funds purchased and commercial paper	7,537	4.92	279	4,330	3.19	104
Securities sold under agreements to repurchase	16,294	4.95	612	15,377	3.11	363
Advances from Federal Home Loan Banks	60,197	4.84	2,203	68,241	3.20	1,652
Other	26,901	5.23	1,060	20,554	3.98	612
Total interest-bearing liabilities	276,881	4.11	8,574	256,325	2.73	5,275
Noninterest-bearing sources:
Noninterest-bearing deposits	34,179			34,567
Other liabilities(9)	8,445			5,897
Minority interests	1,497			13
Stockholders’ equity	26,308			21,701
Total liabilities and stockholders’ equity	$347,310			$318,503
Net interest spread and net interest income		2.19	$6,123		2.47	$5,977
Impact of noninterest-bearing sources		0.45			0.30
Net interest margin		2.64			2.77

(9)                 Includes liabilities of discontinued operations.

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$118	$710	(83)%	$603	$1,600	(62)%
Revenue from sales and servicing of consumer loans	355	2	–	1,155	4	–
Depositor and other retail banking fees	655	578	13	1,875	1,608	17
Credit card fees	165	–	–	456	–	–
Securities fees and commissions	52	48	9	161	142	13
Insurance income	31	42	(27)	97	135	(29)
Trading assets income (loss)	68	(171)	–	(74)	15	–
Loss from sales of other available-for-sale securities	(1)	(32)	(98)	(8)	(129)	(94)
Other income	127	31	294	521	197	163
Total noninterest income	$1,570	$1,208	30	$4,786	$3,572	34

Revenues from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$217	$206	5%	$558	$637	(12)%
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(98)	73	–	22	74	(69)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and riskmanagement instruments	119	279	(57)	580	711	(18)
Servicing activity:
Home mortgage loan servicing revenue(1)	525	534	(2)	1,683	1,567	8
Change in MSR fair value due to payments on loans and other	(410)	–	–	(1,279)	–	–
Change in MSR fair value due to valuation inputs or assumptions	(469)	–	–	379	–	–
MSR valuation adjustments(2)	–	412	–	–	874	–
Amortization of MSR	–	(555)	–	–	(1,689)	–
Revaluation gain (loss) from derivatives economically hedging MSR	353	40	775	(603)	137	–
Adjustment to MSR fair value for MSR sale	–	–	–	(157)	–	–
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	(1)	431	–	23	889	(97)
Total revenue from sales and servicing of home mortgage loans	$118	$710	(83)	$603	$1,600	(62)

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

The retrospective application of this Statement to prior periods is not permitted. However, the Company believes that, due to the significant differences between the fair value measurement method and the lower of cost or fair value method of accounting for MSR, comparative, pro forma information prepared on a fair value basis of accounting that is consistent with the standards of Statement No. 156 is valuable to users of this financial information. Accordingly, the information for the three and nine months ended September 30, 2005 presented in the MSR valuation and risk management table below conforms to the presentation of the three and nine months ended September 30, 2006, and incorporates the assumption that the fair value measurement method of accounting for MSR was in effect during 2005. As such, all of the derivatives designated as MSR risk management instruments during that period are presented in the revaluation gain (loss) from derivatives line item, even if they previously qualified for hedge accounting treatment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Pro Forma) 2005	2006	(Pro Forma) 2005
	(in millions)
MSR Valuation and Risk Management(1):
Change in MSR fair value due to valuation inputs or assumptions	$(469)	$1,193	$379	$733
Gain (loss) on MSR risk management instruments:
Revaluation gain (loss) from derivatives	353	(810)	(603)	(159)
Revaluation gain (loss) from certain trading securities	39	(219)	(50)	(68)
Loss from sales of certain available-for-sale securities	(1)	–	(1)	(18)
Total gain (loss) on MSR risk management instruments	391	(1,029)	(654)	(245)
Total changes in MSR valuation and risk management	$(78)	$164	$(275)	$488

(1)                 Excludes $157 million loss on MSR sale.

The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to trading assets income (loss) and the loss on other available-for-sale securities that are reported within noninterest income during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Trading assets income (loss)	$39	$29	$68	$(50)	$(24)	$(74)
Loss from sales of other available-for-sale securities	(1)	–	(1)	(1)	(7)	(8)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	MSR	Other	Total	MSR	Other	Total
	(in millions)
Trading assets income (loss)	$(217)	$46	$(171)	$(66)	$81	$15
Loss from sales of other available-for-sale securities	–	(32)	(32)	(18)	(111)	(129)

MSR valuation and risk management results were $(78) million for the three months ended September 30, 2006, compared with $164 million for the same period in 2005. Mortgage interest rates decreased during the third quarter of 2006, which led to higher loan prepayment speeds and a decline in MSR value. That decline was not entirely offset by the Company’s MSR risk management instruments, as their performance was adversely affected by the inverted slope of the yield curve in the most recent quarter, which had the effect of increasing hedging costs. Mortgage rates increased in the third quarter of 2005, resulting in lower loan prepayment speeds and an increase in MSR value. Although that increase was partially offset by declines in risk management instruments, those declines were mitigated by a more favorable hedging environment during that quarter, which was fostered, in part, by the positive slope of the yield curve.

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

Gain from home loans and originated mortgage-backed securities, net of hedging and risk management instruments, was $119 million in the third quarter of 2006, compared with $279 million in the same quarter of the prior year. With the slowdown in the housing market, home loan sales volume declined from $44.98 billion to $30.24 billion between those periods.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur. At September 30, 2006, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $83 million.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans of $355 million and $1.16 billion and credit card fees of $165 million and $456 million for the three and nine months ended September 30, 2006 is attributable to the addition of the Company’s credit card operations in the fourth quarter of 2005.

Depositor and other retail banking fees increased by $77 million and $267 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005, due to higher levels of transaction fees and growth in the number of retail checking accounts. The number of retail checking accounts at September 30, 2006 totaled approximately 10.9 million, compared with approximately 9.7 million at September 30, 2005.

Insurance income decreased $11 million and $38 million for the three and nine months ended September 30, 2006, compared with the same periods in 2005, predominantly due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during the three and nine months ended September 30, 2006.

The decrease in trading assets income, excluding the revaluation gain or loss from trading securities used to economically hedge the MSR, for the three months and nine months ended September 30, 2006, compared to the same periods in 2005, was predominantly due to a change in the value of retained, residual interests held by Long Beach Mortgage. Also contributing to the decrease for the nine months ended September 30, 2006 was a $70 million decline in the fair value of basis floater interest-only securities.

Loss from sales of other available-for-sale securities during the nine months ended September 30, 2005 was primarily due to the partial restructuring of this portfolio in the first quarter of 2005 by selling approximately $3 billion of lower-yielding debt securities and replacing those assets by the purchase of debt securities with comparatively higher yields.

A significant portion of the increase in other income for the nine months ended September 30, 2006 compared to the same period in 2005 is due to a $134 million litigation award recorded by the Company in the first quarter of 2006 from the partial settlement of the Company’s claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)
Compensation and benefits	$939	$930	1%	$2,992	$2,673	12%
Occupancy and equipment	408	372	10	1,235	1,122	10
Telecommunications and outsourced information services	142	107	32	421	310	36
Depositor and other retail banking losses	57	61	(6)	165	165	–
Advertising and promotion	124	78	59	335	206	63
Professional fees	57	47	22	138	119	17
Postage	110	60	84	356	185	92
Loan expense	17	17	–	67	62	7
Other expense	330	188	77	842	565	49
Total noninterest expense	$2,184	$1,860	17	$6,551	$5,407	21

Employee compensation and benefits expense remained relatively flat for the three months ended September 30, 2006 compared with the same period in 2005, as reductions in the total number of employees more than offset salaries and benefits expense related to the addition of the Company’s credit card operations and severance costs associated with the Company’s ongoing productivity and efficiency initiatives in 2006. Employee compensation and benefits expense increased for the nine months ended September 30, 2006 compared with the same period in 2005 mostly due to the increase in salaries and benefits expense related to the addition of the Company’s credit card operations and the addition of 174 retail banking stores in the last twelve months. The number of employees decreased from 56,214 at September 30, 2005 to 51,056 at September 30, 2006. Severance charges were approximately $22 million and $71 million for the three and nine months ended September 30, 2006.

The increases in occupancy and equipment expense for the three and nine months ended September 30, 2006 compared with the same periods in 2005 were primarily due to charges of approximately $28 million and $85 million related to the Company’s ongoing productivity and efficiency initiatives in 2006.

The increases in telecommunications and outsourced information services for the three and nine months ended September 30, 2006 compared with the same periods in 2005 were primarily due to the addition of the Company’s credit card operations.

The increases in advertising and promotion expense for the three and nine months ended September 30, 2006 were mostly due to marketing and other professional services expenses incurred due to the addition of the Company’s credit card operations.

Postage expense increased for the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily due to increased direct mail solicitation volume related to the Company’s credit card operations.

A significant portion of the increase in other expense from the third quarter of 2005 was due to transaction costs associated with the partial sale of the Company’s MSR asset and an increase in amortization of other intangibles expense related to the Company’s purchase of Providian in the fourth quarter of 2005.

Review of Financial Condition

Securities

Securities consisted of the following:

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	13,666	69	(108)	13,627
Private issue	8,779	28	(108)	8,699
Total mortgage-backed securities	22,473	97	(217)	22,353
Investment securities:
U.S. Government	404	–	(4)	400
Agency	3,491	10	(39)	3,462
Other debt securities	2,680	34	(4)	2,710
Equity securities	88	4	–	92
Total investment securities	6,663	48	(47)	6,664
Total available-for-sale securities	$29,136	$145	$(264)	$29,017

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private issue	6,633	18	(84)	6,567
Total mortgage-backed securities	20,771	73	(196)	20,648
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
Other debt securities	988	12	(4)	996
Equity securities	93	2	(1)	94
Total investment securities	4,039	14	(42)	4,011
Total available-for-sale securities	$24,810	$87	$(238)	$24,659

The realized gross gains and losses of securities for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Available-for-sale securities
Realized gross gains	$20	$46	$120	$184
Realized gross losses	(21)	(77)	(122)	(308)
Realized net loss	$(1)	$(31)	$(2)	$(124)

Loans

Loans held in portfolio consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Loans secured by real estate:
Home:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$64,822	$70,191
Other ARMs	18,695	14,666
Total short-term adjustable-rate loans	83,517	84,857
Medium-term adjustable-rate loans(3)	47,740	41,511
Fixed-rate loans	9,928	8,922
Total home loans(4)	141,185	135,290
Home equity loans and lines of credit	54,364	50,851
Home construction(5)	2,077	2,037
Multi-family	27,407	25,601
Other real estate	5,869	5,035
Total loans secured by real estate	230,902	218,814
Consumer:
Credit card	8,807	8,043
Other	281	638
Commercial	1,775	2,137
Total loans held in portfolio(6)	$241,765	$229,632

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year or less.

(2)                 The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $654 million at September 30, 2006 and $157 million at December 31, 2005.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)                 Includes specialty mortgage finance loans, which are comprised of purchased subprime home loans and subprime home loans originated by Long Beach Mortgage held in portfolio. Specialty mortgage finance loans were $20.08 billion and $21.15 billion at September 30, 2006 and December 31, 2005.

(5)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)                 Includes net unamortized deferred loan origination costs of $1.61 billion and $1.53 billion at September 30, 2006 and December 31, 2005.

Other Assets

Other assets consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Accounts receivable	$6,951	$4,570
Investment in bank-owned life insurance	3,773	3,056
Premises and equipment	3,097	3,262
Accrued interest receivable	1,790	1,914
Restricted cash	960	–
Derivatives	606	821
Identifiable intangible assets	555	677
Foreclosed assets	405	276
Other	2,977	2,873
Total other assets	$21,114	$17,449

The increase in accounts receivable is primarily due to the sale of $2.53 billion of MSR in the third quarter of 2006.

The restricted cash balance at September 30, 2006 was the result of the transfer of cash to an escrow agent in conjunction with the purchase of Commercial Capital Bancorp, Inc. Those funds were disbursed shortly after the acquisition was completed on October 1, 2006.

Deposits

Deposits consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$22,466	$20,752
Interest bearing	33,761	42,253
Total checking deposits	56,227	63,005
Savings and money market deposits	39,481	36,664
Time deposits	47,361	40,359
Total retail deposits	143,069	140,028
Commercial business deposits	15,831	11,459
Wholesale deposits	40,666	29,917
Custodial and escrow deposits(1)	11,316	11,763
Total deposits	$210,882	$193,167

(1)                 Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was primarily driven by the Company’s new free checking product that was launched during the first quarter of 2006. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to time deposits and savings accounts as a result of higher rates offered for these products. Substantially all of the $4.37 billion increase from December 31, 2005 in commercial business deposits was due to increases in Mortgage Banker Finance money market accounts. Wholesale deposits increased 36% from year-end 2005, predominantly due to an increase in brokered certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 67% of retail deposits at September 30, 2006, compared with 71% at year-end 2005. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At September 30, 2006, deposits funded 60% of total assets, compared with 56% at December 31, 2005.

Borrowings

Borrowings consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Advances from Federal Home Loan Banks	$47,247	$68,771
Securities sold under agreements to repurchase	13,665	15,532
Federal funds purchased and commercial paper	5,282	7,081
Other borrowings	33,883	23,777
Total borrowings	$100,077	$115,161

During the quarter, the Company continued to diversify its mix of funding sources. FHLB advances of $47.25 billion at September 30, 2006 decreased $21.52 billion, or 31%, from December 31, 2005 as the Company replaced maturing advances with a higher proportion of wholesale deposits and debt instruments that were issued in domestic and international capital markets in a variety of structures. These instruments are reported in other borrowings. Advances from the San Francisco FHLB represented 80% of total FHLB advances at September 30, 2006.

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

The Company serves the needs of 19 million consumer households through its 2,225 retail banking stores, 465 lending stores and centers, 3,924 ATMs, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$1,444	$1,417	2%	$4,475	$4,275	5%
Provision for loan and lease losses	58	47	26	146	123	18
Noninterest income	756	653	16	2,162	1,845	17
Inter-segment revenue	16	12	38	50	34	46
Noninterest expense	1,105	1,080	2	3,360	3,136	7
Income from continuing operations before income taxes	1,053	955	10	3,181	2,895	10
Income taxes	402	363	11	1,215	1,097	11
Income from continuing operations	651	592	10	1,966	1,798	9
Income from discontinued operations, net of taxes	9	8	23	27	31	(14)
Net income	$660	$600	10	$1,993	$1,829	9
Performance and other data:
Efficiency ratio	49.89%	51.90%	(4)	50.24%	50.95%	(1)
Average loans	$192,445	$179,361	7	$192,539	$179,447	7
Average assets	205,063	191,865	7	205,396	192,190	7
Average deposits	139,954	138,741	1	139,276	135,775	3
Loan volume	9,006	11,191	(20)	26,749	35,388	(24)
Employees at end of period	29,624	33,754	(12)	29,624	33,754	(12)

The increase in net interest income was predominantly due to an increase in deposit transfer pricing credits, which increased due to rising short-term interest rates. Generally, the Company’s transfer pricing methodology is closely aligned with current market interest rate conditions. The credits more than offset the increase in interest expense on such deposits.

The increase in noninterest income during the three months ended September 30, 2006, compared with the same period in 2005, was largely due to a 14% growth in depositor and other retail banking fees reflecting higher levels of transaction fees and continued growth in the number of checking accounts. The number of retail checking accounts at September 30, 2006 totaled approximately 10.9 million, compared to approximately 9.7 million at September 30, 2005, an increase of over one million accounts.

The increase in noninterest expense was primarily due to increases in occupancy and equipment expense and advertising and promotion expense. The increase in occupancy and equipment expense is attributable to the continued expansion of the retail banking distribution network, which included the opening of 25 new retail banking stores in the third quarter of 2006 and 174 net new retail banking stores since September 30, 2005. Advertising and promotion expense increased due to the Company’s new free checking campaign.

The activities of WM Advisors, Inc. are reported within this segment as discontinued operations.

Card Services Group (Managed basis)

	Three Months Ended		Percentage	Nine Months Ended
	September 30, 2006	June 30, 2006	Change	September 30, 2006
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$627	$610	3%	$1,850
Provision for loan and lease losses	345	417	(17)	1,092
Noninterest income	343	387	(12)	1,076
Inter-segment expense	1	1	–	3
Noninterest expense	284	283	1	855
Income before income taxes	340	296	14	976
Income taxes	130	113	14	373
Net income	$210	$183	14	$603
Performance and other data:
Efficiency ratio	29.30%	28.33%	3	29.25%
Average loans	$21,706	$20,474	6	$20,762
Average assets	24,236	23,044	5	23,354
Employees at end of period	2,755	2,620	5	2,755

The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and credit losses.

Following the acquisition of Providian Financial Corporation on October 1, 2005, the Company began integrating the Card Services Group into its management accounting process. During this period and through the third quarter of 2006, only the funds transfer pricing management accounting methodology and charges for legal services were applied to this segment. As the Card Services Group continues to incur charges related to the administrative support functions of the former Providian Financial Corporation, corporate overhead charges have not been allocated to this segment.

Net interest income increased $17 million in the third quarter of 2006 from the immediately preceding quarter due to a 6% increase in average loan balances, which more than offset higher funds transfer pricing charges.

The increase in average loan balances is largely the result of cross-selling credit card products to the retail banking customer base.

The Card Services Group’s credit performance continues to benefit from a lower level of bankruptcy-related charge-offs than occurred prior to the fourth quarter 2005 change in consumer bankruptcy law. The transfer of $403 million of higher risk credit card accounts to loans held for sale at the end of the third quarter, in anticipation of a transaction that is expected to occur during the fourth quarter, resulted in the remaining accounts in the credit card portfolio having more favorable credit risk scores than the loans transferred to held for sale. Accordingly, the provision for loan and lease losses benefited from the improved risk profile of that portfolio.

Noninterest income decreased $44 million in the third quarter of 2006, compared with the immediately preceding quarter, as higher credit card fees were offset by decreased revenue from sales and servicing of consumer loans.

Commercial Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$198	$222	(11)%	$600	$668	(10)%
Provision for loan and lease losses	1	1	–	3	3	–
Noninterest income	25	8	230	54	86	(37)
Noninterest expense	59	63	(6)	184	174	6
Income before income taxes	163	166	(1)	467	577	(19)
Income taxes	62	62	–	178	218	(18)
Net income	$101	$104	(2)	$289	$359	(20)
Performance and other data:
Efficiency ratio	26.57%	27.45%	(3)	28.20%	23.12%	22
Average loans	$32,414	$30,433	7	$31,648	$29,894	6
Average assets	34,794	34,001	2	34,361	33,374	3
Average deposits	2,323	2,485	(7)	2,276	2,646	(14)
Loan volume	3,104	3,003	3	8,835	8,300	6
Employees at end of period	1,246	1,259	(1)	1,246	1,259	(1)

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

A significant portion of the increase in noninterest income during the three months ended September 30, 2006, compared with the same period in 2005, was due to increased gain on loan sales. The decline in noninterest income for the nine months ended September 30, 2006 was predominantly due to a $59 million pretax gain on the sale of a real estate investment property during the first quarter of 2005.

Most of the business activities of Commercial Capital Bancorp, Inc., acquired on October 1, 2006, will be conducted through the Commercial Group operating segment.

Home Loans Group

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest income	$206	$480	(58)%	$682	$1,330	(49)%
Provision for loan and lease losses	3	1	293	5	3	132
Noninterest income	263	659	(60)	1,123	2,074	(46)
Inter-segment expense	15	12	25	47	34	36
Noninterest expense	504	641	(21)	1,692	1,888	(10)
Income (loss) before income taxes	(53)	485	–	61	1,479	(96)
Income taxes (benefit)	(20)	183	–	24	558	(96)
Net income (loss)	$(33)	$302	–	$37	$921	(96)
Performance and other data:
Efficiency ratio	110.99%	56.68%	96	96.22%	56.04%	72
Average loans	$33,718	$53,424	(37)	$33,012	$46,842	(30)
Average assets	59,110	75,138	(21)	60,555	68,419	(11)
Average deposits	20,659	21,563	(4)	19,120	19,379	(1)
Loan volume	37,200	56,471	(34)	123,562	153,996	(20)
Employees at end of period	12,598	15,685	(20)	12,598	15,685	(20)

The decrease in net interest income was predominantly due to higher transfer pricing charges driven by increasing short-term interest rates and lower average balances of loans held for sale as a result of lower loan volumes. The average balance of loans held for sale during the third quarter of 2006 totaled $24.66 billion, compared with $48.59 billion for the third quarter of 2005. Total loan volume was $37.20 billion in the third quarter of 2006 compared with $56.47 billion for the same period last year.

The decrease in noninterest income was largely due to a less favorable MSR hedging environment in the third quarter of 2006 compared to the third quarter of 2005. Additionally, the gain from loan sales was lower due to the slowdown in the housing market.

The decrease in noninterest expense was primarily due to lower compensation and benefits expense resulting from a reduction in the number of employees.

Corporate Support/Treasury and Other

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in millions)			(dollars in millions)
Condensed income statement:
Net interest expense	$(244)	$(229)	6%	$(602)	$(639)	(6)%
Noninterest income (expense)	79	(62)	–	152	(185)	–
Noninterest expense	232	76	203	460	209	120
Minority interest expense	34	–	–	71	–	–
Loss before income taxes	(431)	(367)	17	(981)	(1,033)	(5)
Income tax benefit	(172)	(150)	15	(397)	(420)	(4)
Net loss	$(259)	$(217)	19	$(584)	$(613)	(6)
Performance and other data:
Average loans	$1,245	$1,095	14	$1,188	$1,066	12
Average assets	38,245	27,678	38	35,354	26,284	35
Average deposits	45,976	25,531	80	39,459	24,590	60
Loan volume	58	67	(13)	163	181	(10)
Employees at end of period	4,833	5,516	(12)	4,833	5,516	(12)

The increase in noninterest expense is predominantly due to transaction costs related to the sale of MSR and charges related to the Company’s ongoing productivity and efficiency initiatives.

Minority interest expense represents payment of dividends on preferred securities that were issued by a subsidiary during the first quarter of 2006.

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests may provide credit enhancement to the investors and, absent the violation of representations and warranties, generally represent the Company’s maximum risk exposure associated with these transactions. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $1.98 billion at September 30, 2006, of which $1.43 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.72 billion at September 30, 2006. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2005 Annual Report on Form 10-K/A.

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

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	September 30, 2006		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.47%	82.50%	5.00%
Adjusted Tier 1 capital to total risk-weighted assets	8.12	277.06	6.00
Total risk-based capital to total risk-weighted assets	11.30	277.94	10.00

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at September 30, 2006.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

In 2005, the Company adopted a share repurchase program approved by the Board of Directors (the “2005 Program”). Under the 2005 Program, the Company was authorized to repurchase up to 100 million shares of its common stock, as conditions warranted. On July 18, 2006, the Company discontinued the 2005 Program and adopted a new share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program, and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. The Company repurchased 18.8 million and 65.8 million common shares in the three and nine months ended September 30, 2006, which includes the effects of two accelerated share repurchase transactions initiated in March 2006 and August 2006. Additional information regarding these transactions is included in Note 3 to the Consolidated Financial Statements – “Earnings Per Common Share.”  Refer to Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding share repurchase activities conducted under the 2006 Program.

Risk Management

The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

The Company’s Chief Enterprise Risk Officer is responsible for enterprise-wide risk management. The Company’s Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk. The Company’s Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, which reports to the Audit Committee of the Board of Directors, independently assesses the Company’s compliance with risk management controls, policies and procedures.

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

	September 30, 2006	June 30, 2006	December 31, 2005
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home	$568	$512	$565
Specialty mortgage finance(3)	1,114	1,085	872
Total home nonaccrual loans	1,682	1,597	1,437
Home equity loans and lines of credit	169	110	88
Home construction(4)	35	31	10
Multi-family	31	19	25
Other real estate	53	56	70
Total nonaccrual loans secured by real estate	1,970	1,813	1,630
Consumer	1	1	8
Commercial	16	16	48
Total nonaccrual loans held in portfolio	1,987	1,830	1,686
Foreclosed assets(5)	405	330	276
Total nonperforming assets	2,392	2,160	1,962
As a percentage of total assets	0.69%	0.62%	0.57%
Restructured loans	$19	$20	$22
Total nonperforming assets and restructured loans	$2,411	$2,180	$1,984

(1)         Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $129 million, $122 million and $245 million at September 30, 2006, June 30, 2006 and December 31, 2005. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

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

(5)         Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $129 million, $142 million and $79 million at September 30, 2006, June 30, 2006 and December 31, 2005 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the credit profile of borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the existence and estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions.

The dynamics involved in determining inherent credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan and lease losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan and lease losses. Certain real estate secured loans that have features which may result in increased credit risk when compared to real estate secured loans without those features are discussed in the Company’s 2005 Annual Report on Form 10-K/A, “Credit Risk Management – Features of Residential Loans” and Note 5 to the Consolidated Financial Statements – “Loans and Allowance for Loan and Lease Losses – Features of Residential Loans.”

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

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions)
Balance, beginning of period	$1,663	$1,243	$1,695	$1,301
Allowance transferred to loans held for sale	(125)	-	(242)	(29)
Provision for loan and lease losses	166	52	472	99
	1,704	1,295	1,925	1,371
Loans charged off:
Loans secured by real estate:
Home	(12)	(9)	(34)	(31)
Specialty mortgage finance(1)	(41)	(15)	(81)	(36)
Total home loans charged off	(53)	(24)	(115)	(67)
Home equity loans and lines of credit	(14)	(10)	(26)	(23)
Home construction(2)	(3)	–	(3)	(1)
Multi-family	-	-	-	(1)
Other real estate	(2)	(4)	(4)	(7)
Total loans secured by real estate	(72)	(38)	(148)	(99)
Consumer:
Credit card	(98)	-	(254)	-
Other	(3)	(8)	(16)	(30)
Commercial	(6)	(4)	(19)	(18)
Total loans charged off	(179)	(50)	(437)	(147)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home	-	-	1	-
Specialty mortgage finance(1)	-	1	2	2
Total home loan recoveries	-	1	3	2
Home equity loans and lines of credit	2	1	6	2
Multi-family	-	2	1	3
Other real estate	-	8	2	12
Total loans secured by real estate	2	12	12	19
Consumer:
Credit card	16	-	34	-
Other	4	5	11	16
Commercial	3	2	5	5
Total recoveries of loans previously charged off	25	19	62	40
Net charge-offs	(154)	(31)	(375)	(107)
Balance, end of period	$1,550	$1,264	$1,550	$1,264
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.26%	0.06%	0.21%	0.07%
Allowance as a percentage of total loans held in portfolio	0.64	0.58	0.64	0.58

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

90 Days or More Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest were $79 million at September 30, 2006, $88 million at June 30, 2006 and $107 million at December 31, 2005. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $631 million, $504 million and $465 million at September 30, 2006, June 30, 2006 and December 31, 2005, including $73 million, $119 million and $87 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at September 30, 2006, June 30, 2006 and December 31, 2005 was 5.99%, 5.23% and 5.07%. Excluding managed credit card loans held for sale that were 30 days or more delinquent at September 30, 2006, the delinquency rate would be 5.53%.

As a result of regulatory guidelines issued in 2003, delinquent mortgages contained within GNMA servicing pools that are repurchased or are eligible to be repurchased by the Company must be reported as loans on the Consolidated Statements of Financial Condition. As the Company sells most of these repurchased loans to secondary market participants, they are classified as loans held for sale on the Consolidated Statements of Financial Condition. The Company’s held for sale portfolio contained $313 million, $796 million and $1.06 billion of such loans that were 90 days or more contractually past due and still accruing interest at September 30, 2006, June 30, 2006 and December 31, 2005.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company generally manages its derivative counterparty credit risk through the active use of collateralized trading agreements. Further, the Company monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At September 30, 2006 and December 31, 2005, the gross positive fair value of the Company’s derivative financial instruments was $505 million and $792 million. The Company’s master netting agreements at September 30, 2006 and December 31, 2005 reduced the exposure to this gross positive fair value by $338 million and $561 million. The Company’s collateral against derivative financial instruments was $17 million and $82 million at September 30, 2006 and December 31, 2005. Accordingly, the Company’s net exposure to derivative counterparty credit risk at September 30, 2006 and December 31, 2005 was $150 million and $149 million.

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

Liquidity sources for Washington Mutual, Inc. include a commercial paper program and a revolving credit facility. At September 30, 2006, the commercial paper program provided for up to $1 billion in funds. In addition, the Company’s revolving credit facility of $800 million provides credit support for Washington Mutual, Inc.’s commercial paper program as well as funds for general corporate purposes. At September 30, 2006, Washington Mutual, Inc. had no commercial paper outstanding and the entire amount of the revolving credit facility was available.

The Parent Company’s senior debt and commercial paper was rated A and F1 by Fitch, A3 and P2 by Moody’s and A- and A2 by Standard and Poor’s.

Washington Mutual, Inc. maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Company’s banking subsidiaries are customer deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, retail deposits, wholesale deposits, borrowings from FHLB advances, repurchase agreements and federal funds purchased continue to provide the Company with a significant source of stable funding. During the first nine months of 2006, those sources funded 68% of average total assets. The Company’s continuing ability to retain its transaction account deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. The Company continues to have the necessary assets available to pledge as collateral to obtain additional FHLB advances and repurchase agreements to offset potential declines in deposit balances.

For the nine months ended September 30, 2006, the Company’s proceeds from the sales of loans were approximately $100 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $94 billion of loans held for sale during the same period. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect the Company’s overall level of liquidity resources.

The Company’s banking subsidiaries also raise funds in domestic and international capital markets to supplement their primary funding sources. In August 2003, the Company established a Global Bank Note Program that allows Washington Mutual Bank to issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The program was renewed in December 2005. Washington Mutual Bank had $15.83 billion available under this program at September 30, 2006.

In September 2006, Washington Mutual Bank launched a EUR 20 billion (approximately $25 billion) covered bond program that will diversify its investor base, lengthen the maturity profile of its liabilities and provide an additional significant source of stable funding. Under the program, the Company will, from time to time, issue floating rate USD-denominated mortgage bonds secured on its portfolio of residential mortgage loans. At September 30, 2006 approximately $5 billion of covered bonds were outstanding.

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

October 1, 2006 and January 1, 2006 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings projection for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending September 30, 2007 and December 31, 2006.

These analyses also incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates. The October 1, 2006 analysis reflects the sale of $2.53 billion of mortgage servicing rights in July 2006.

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
October 1, 2006	4.36%	(3.05)%
January 1, 2006	2.62	(2.45)
Net income change for the one-year period beginning:
October 1, 2006	1.15	(1.92)
January 1, 2006	2.59	(3.27)

Net interest income was adversely impacted by rising short-term rates and the continued flattening of the yield curve. Short-term interest rates have increased approximately 80 basis points since December 31, 2005 while long-term rates have increased approximately 25 basis points. These yield curve movements have resulted in flat to slightly inverted Treasury and LIBOR curves at September 30, 2006.

Net interest income was projected to increase in the -100 basis point scenario primarily due to the projected expansion of the net interest margin. Net income was projected to increase although the favorable impact of net interest income was partially offset by adverse changes in other income in this scenario.

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

The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court’s original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants’ motion, indicating that the Court will hear the merits of the defendants’ appeal. The Appellate Court subsequently set a briefing schedule pursuant to which the defendants filed their initial brief on September 25, 2006. Subsequently, the parties stipulated that the plaintiffs’ response brief will be filed no later than December 11, 2006, and the defendants’ reply will be due no later than February 8, 2007.

On November 29, 2005, 12 days after the District Court denied the motion to dismiss the Securities Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court, where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the “Derivative Action”). The defendants in the Derivative Action include those individuals remaining as defendants in the Securities Action, as well as those of the Company’s current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Derivative Action mirror those in the Securities Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the Securities Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February 2006, the parties submitted a stipulation to the Court that the matter be stayed pending the outcome of the Securities Action. On March 2, 2006, the Court entered an Order pursuant to that stipulation, staying the Derivative Action in its entirety.

Refer to Note 15 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2005 Annual Report on Form 10-K/A for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents share repurchases made by the Company for the quarter ended September 30, 2006. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2006 to July 31, 2006	133,326	$45.48	-	150,000,000
August 1, 2006 to August 31, 2006	16,000,779	47.06	16,000,000	134,000,000
September 1, 2006 to September 29, 2006	2,806,331	41.98	2,800,000	131,200,000
Total	18,940,436	46.30	18,800,000	131,200,000

(1)                 In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)         Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 18,800,000 shares under this program as of September 30, 2006.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits

(a)   Exhibits

See Index of Exhibits on page 73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY
Thomas W. Casey
Executive Vice President and Chief Financial Officer
By:	/s/ JOHN F. WOODS
John F. Woods
Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (Filed herewith).
3.2	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 28, 2006. File No. 001-14667).
4.1	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).