Form 10-K
period 2006-12-31
WASHINGTON MUTUAL, INC
filed 2007-03-01
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1301 Second Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Litigation Tracking WarrantsTM	NASDAQ

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing sale price as reported on the New York Stock Exchange:

Common Stock – $43,477,379,735(1)

(1)  Does not include any value attributable to 6,000,000 shares held in escrow.

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2007:

Common Stock – 889,034,725(2)

(2)  Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2007, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

(1)                 None.

i

PART I

BUSINESS

General

With a history dating back to 1889, Washington Mutual, Inc. (together with its subsidiaries, “Washington Mutual,” the “Company”, “we”, “us”, or “our”) is a consumer and small business banking company with operations in major U.S. markets. Based on its consolidated assets at December 31, 2006 the Company was the seventh largest among all U.S.-based bank and thrift holding companies.

Since the early 1990s, the Company has expanded its retail banking and lending operations organically and through a series of acquisitions of retail banking institutions and mortgage companies. On October 1, 2005, the Company acquired Providian Financial Corporation, a credit card lender, thereby entering the credit card lending business.

The Company’s earnings are primarily driven by lending to consumers and small businesses and by deposit taking activities which generate net interest income, and by activities that generate noninterest income, including the sale and servicing of loans and the provision of fee-based services to its customers.

The Company currently has four operating segments for management reporting purposes: the Retail Banking Group, which operates a retail bank network of 2,225 stores in California, Florida, Texas, New York, Washington, Illinois, Oregon, New Jersey, Georgia, Arizona, Colorado, Nevada, Utah, Idaho and Connecticut; the Card Services Group, which operates a nationwide credit card lending business; the Commercial Group, which conducts a multi-family and commercial real estate lending business in selected markets; and the Home Loans Group, which engages in nationwide single-family residential real estate lending, servicing and capital markets activities. Financial information and descriptions of these operating segments are provided in the Management’s Discussion and Analysis section of this Annual Report on Form 10-K.

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

The Company has implemented a Code of Ethics applicable to senior financial officers of the Company and a Code of Conduct applicable to all Company officers, employees and directors. The Code of Ethics provides fundamental ethical principles to which Company senior financial officers are expected to adhere. The Code of Conduct operates as a tool to help Washington Mutual officers, employees and directors understand and adhere to the high ethical standards required for employment by, or association with, the Company. Both the Code of Ethics and the Code of Conduct are available on the Company’s website at www.wamu.com/ir. Shareholders may also obtain written copies at no cost by writing the Company at 1301 Second Avenue, Seattle, Washington 98101, Attention: Investor Relations Department, WMC 2203, or by calling (206) 500-5200.

Employees

At December 31, 2006, Washington Mutual had 49,824 employees compared with 60,798 employees at December 31, 2005, and 52,579 employees at December 31, 2004. During 2006, the number of employees decreased due to the implementation of various productivity, efficiency and outsourcing initiatives. During 2005, the number of employees increased primarily due to the acquisition of Providian, and the continuing expansion of the Company’s retail banking franchise. The Company believes that it has been successful in attracting quality employees and that employee relations are good.

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

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events that occur after that date.

There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management’s control or its ability to accurately forecast or predict. Factors that might cause our future performance to vary from that described in our forward-looking statements include market, credit, operational, regulatory, strategic, liquidity, capital and economic factors as discussed in “Management’s Discussion & Analysis” and in other periodic reports filed with the SEC. In addition, other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results and this list is not a complete set of all potential risks or uncertainties. Significant among the factors are the following:

Volatile interest rates and their impact on the mortgage banking business.

Changes in interest rates may affect the mortgage banking business in complex and significant ways. For example, changes in interest rates can affect gain from mortgage loans and loan servicing fees, which are the principal components of revenue from sales and servicing of home mortgage loans. When mortgage rates decline, the fair value of the Company’s mortgage servicing rights (“MSR”) asset generally declines and gain from mortgage loans tends to increase. When mortgage rates rise, the Company generally expects loan volumes and payoffs in its servicing portfolio to decrease. As a result, the fair value of the Company’s MSR asset generally increases and gain from mortgage loans decreases.

As part of its overall risk management activities, the Company seeks to mitigate changes in fair value of its MSR asset by purchasing and selling financial instruments, entering into interest rate contracts and forward commitments to purchase or sell mortgage-backed securities, and adjusting the mix and amount of such financial instruments or contracts to take into account the effects of different interest rate environments. The MSR asset and the mix of financial instruments used to mitigate changes in its fair value are not perfectly correlated. This imperfect correlation creates the potential for excess MSR risk management gains or losses during any period. The Company’s management must exercise judgment in selecting the amount, type and mix of financial instruments and contracts to mitigate changes in fair value of its MSR. The Company cannot assure that the amount, type and mix of financial instruments and contracts it selects will fully offset significant changes in the value of the MSR and the Company’s actions could negatively impact earnings. The Company’s reliance on these risk management instruments may be impacted by periods of illiquidity in the secondary markets, which could negatively impact the performance of the MSR risk management instruments. For further discussion of how interest rate risk, basis risk, volatility risk, and prepayment risk are managed, see Management’s Discussion and Analysis – “Market Risk Management.”

Credit risk.

Washington Mutual is one of the nation’s largest lenders, and a deterioration in the credit quality of its loan portfolios can have a negative impact on its earnings resulting from increased provisioning for loan and lease losses and increased nonaccrual loans causing a decrease in interest-earning assets. Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations on agreed upon terms. The overall credit quality of the Company’s loan portfolios is impacted by the strength of the United States economy and local economies in which the Company conducts its lending operations. The Company continually monitors changes in the economy, particularly unemployment rates and housing prices, since these factors can impact the ability of the Company’s borrowers to repay their loans. Economic trends that negatively affect housing prices and the job market could result in, among other things, deterioration in credit quality of the Company’s loan portfolios.

The Company offers credit cards to its customers and retains certain credit card balances in its portfolio and securitizes and sells other credit card balances. Credit cards typically have smaller balances, shorter lifecycles and experience higher delinquency and charge-off rates than real estate secured loans. Account management efforts, seasoning and economic conditions, including unemployment rates and housing prices, affect the overall credit quality of the Company’s credit card portfolio.

The Company originates and purchases from third-party lenders loans to higher risk borrowers through its subprime mortgage channel. The Company either holds such loans in portfolio or securitizes and sells them. Borrowers in the subprime mortgage channel tend to have greater vulnerability to changes in economic factors, such as increases in unemployment, a slowdown in housing price appreciation or declines in housing prices, than do other borrowers. Overcapacity and competitive market conditions in the subprime mortgage industry have negatively impacted the Company’s business and could continue to do so in the future. The Company’s subprime mortgage channel portfolio has performed within the Company’s expectations in recent periods. The future performance of this loan portfolio could be negatively impacted by a variety of factors, including changes in the economic factors noted above, which negatively impact borrowers, as well as deterioration in the ability of third-party lenders who sold loans to the Company to continue to service or repurchase loans as required under the terms of their loan sale and servicing agreements with the Company. At December 31, 2006, loans in the subprime mortgage channel with an unpaid principal balance of $8.78 billion were serviced by a single third-party lender. By value, this $8.78 billion represented a majority of the balance of loans in the Company’s subprime mortgage channel portfolio that were not serviced by the Company. In addition, as a seller of subprime mortgage channel loans, the Company began experiencing, in the fourth quarter of 2006, increased incidents in the absolute number of repurchase requests. Increased delinquencies of such loans could negatively impact the Company’s ability to securitize and sell such loans.

Certain of the Company’s loan products have features that may result in increased credit risk, as explained below.

The Company has increased its emphasis on home equity lending. Many borrowers elect to utilize accumulated equity in their homes by borrowing money through either a first or second lien home equity loan or line of credit. When the Company holds a second lien on a property which is subordinate to a first lien mortgage held by another lender, both the probability of default and severity of loss risk is generally higher than when the Company holds both the first and second lien positions. Home equity loans and lines of credit with combined loan-to-value ratios of greater than 80 percent also expose the Company to greater credit risk than home loans with loan-to-value ratios of 80 percent or less at origination. This greater credit risk arises because, in general, both default risk and the severity of risk is higher when borrowers have less equity in their homes.

The Company originates Option ARM loans for sale and securitization and for its home loan portfolio. Borrowers with Option ARM loans have the option of making minimum payments based on the rate charged during the introductory period, which is generally lower than the fully-indexed rate. If, as permitted by the loan terms, borrowers continue to make minimum payments after the introductory period ends, those borrowers may experience negative amortization as unpaid interest is deferred and added to the principal amount of the loan. The risk that Option ARM borrowers will be unable to make increased loan payments as a result of negative amortization or as a result of the interest rate on the loan adjusting upward to the fully-indexed rate, both of which can occur simultaneously in certain situations, are the principal risks associated with the Option ARM product.

The Company originates interest-only loans that the Company either securitizes or holds in portfolio. Borrowers with interest-only loans are initially required to make payments that are sufficient to cover accrued interest. After a predetermined period (generally five years), the payments are reset to allow the loan to fully amortize over its remaining life. Borrowers with interest-only loans are impacted by unemployment, declining housing prices and reduced home price appreciation. Such economic trends could cause the credit performance of interest-only loans to deteriorate with a negative impact on the Company’s results.

For further discussion of credit risk, see Management’s Discussion and Analysis – “Credit Risk Management.”

Operational risk.

The Company is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, the risk of operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given the high volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and successfully corrected. The Company’s dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with or manipulation of those systems will result in losses that are difficult to detect.

The Company may be subject to disruptions of its systems, arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate. The Company relies on offshoring of services to vendors in foreign countries for certain functions and this creates the risk of incurring losses arising from unfavorable political, economic and legal developments in those countries.

The Company also faces the risk that the design of its controls and procedures may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although the Company maintains a system of controls designed to keep operational risk at appropriate levels, it is possible that any lapses in the effective operations of its controls and procedures could materially affect the Company’s earnings or harm its reputation. In an organization as large and complex as Washington Mutual, lapses or deficiencies in internal control over financial reporting could be material to the Company.

The Company depends on the expertise of key personnel and faces competition for talent. Its success depends, in large part, on its ability to hire and retain key people. If the Company is unable to retain these people and to attract talented people to the Company, or if key people fail to perform properly, the Company’s business may suffer. For further discussion of operational risks, see Management’s Discussion and Analysis – “Operational Risk Management.”

Risks related to credit card operations.

Credit card lending brings with it certain risks and uncertainties. These include the composition and risk profile of the Company’s credit card portfolio and the Company’s ability to continue growing the credit card business. The success of the credit card business will also depend, in part, on the success of its product development, product rollout efforts and marketing initiatives, including the rollout of credit card products to the Company’s existing retail and mortgage loan customers, and its ability to continue to successfully target creditworthy customers. Recent disputes involving the Visa and MasterCard networks, including their membership standards and pricing structures, could also result in changes that would be adverse to the credit card business. Changes in interest rates also negatively affect the credit card business, including costs associated with funding the credit card portfolio.

Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders.

Proposals for legislation further regulating the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention and could significantly impact the Company’s business include changes to capital requirements, consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, nontraditional mortgage loan products including Option ARM loans and interest-only products, credit card lending practices, fees charged to merchants for credit and debit card transactions and predatory lending. In addition, there continues to be a focus on reform of the housing government-sponsored enterprises (“GSEs”) including the federal home loan bank system. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on the Company’s business. For further discussion of the regulation of financial services, see “Regulation and Supervision.”

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

The Company’s most direct competition for loans comes from commercial banks, other savings institutions, investment banking firms, national mortgage companies and other credit card lenders. Its most direct competition for deposits comes from commercial banks, other savings institutions and credit unions doing business in the Company’s markets. As with all banking organizations, the Company also experiences competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of its primary markets. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

General business, economic and market conditions.

The Company’s business and earnings are sensitive to general business and economic conditions. These conditions include the slope of the yield curve, inflation, the money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which the Company conducts business. Changes in these conditions may adversely affect its business and earnings. For example, when short-term interest rates rise, there is a lag period until adjustable-rate mortgages reprice. As a result, the Company may experience compression of its net interest margin with a commensurate adverse effect on earnings. Likewise, the Company’s earnings could also be adversely affected when a flat or inverted yield curve develops, as this may inhibit the Company’s ability to grow its adjustable-rate mortgage portfolio and may also cause margin compression. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could increase the negative amortization of Option ARM loans, which may eventually result in increased delinquencies and defaults. Rising interest rates could also decrease customer demand for loans. An increase in delinquencies or defaults could result in a higher level of charge-offs and provision for loan and lease losses, which could adversely affect earnings. A reduction in the availability of secondary markets for our mortgage loan products could also negatively impact our earnings.

The Company’s business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which regulates the supply of money and credit in the United States. Federal Reserve policies directly and indirectly influence the yield on the Company’s interest-earning assets and the cost of its interest-bearing liabilities. Changes in those policies are beyond the Company’s control and are difficult to predict.

Reputational risk.

Reputational risk, meaning the risk to earnings and capital from negative public opinion, is inherent in the Company’s business. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, which include its sales and trading practices, its loan origination and servicing activities, its retail banking and credit card operations, its management of actual or potential conflicts of interest and ethical issues, and its protection of confidential customer information. Negative public opinion can adversely affect the Company’s ability to keep and attract customers. The Company takes steps to minimize reputation risk in the way it conducts its business activities and deals with its customers and communities.

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

Environmental Regulation

The Company’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and waste. For example, under the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company both as an owner or former owner of properties used in or held for its business, and as a secured lender on property that is found to contain hazardous substances or waste. The Company’s general policy is to obtain an environmental assessment prior to foreclosing on commercial property. The Company may elect not to foreclose on properties that contain such hazardous substances or waste, thereby limiting, and in some instances precluding, the disposition of such properties.

Regulation and Supervision

The following discussion describes elements of the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations. This regulatory framework is primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole rather than for the protection of shareholders and creditors.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statutes and regulations, as well as related policies, are subject to change by U.S. Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies, including interpretation or implementation thereof, could have a material effect on the Company’s business.

General

Washington Mutual, Inc. is incorporated in the state of Washington and is a savings and loan holding company. It owns two banking subsidiaries as well as numerous nonbank subsidiaries. As a savings and loan holding company, Washington Mutual, Inc. is subject to regulation by the Office of Thrift Supervision (the “OTS”).

The Company’s banking subsidiaries are subject to regulation and examination by the OTS (their primary federal regulator) as well as the Federal Deposit Insurance Corporation (“FDIC”). Its nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

Both of the Company’s banking subsidiaries are under the common control of Washington Mutual, Inc. and are insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require either of the Company’s banking subsidiaries to reimburse it for losses it incurs in connection with the failure of the other banking subsidiary or with an FDIC provision of assistance granted to a Washington Mutual banking subsidiary that is in danger of failure.

Payment of Dividends

Washington Mutual, Inc. is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income, and borrowings. Each of its two banking subsidiaries has a policy to remain “well-capitalized” (as described in “Regulation and Supervision – Capital Adequacy” below) and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. Federal laws limit the amount of dividends or other capital distributions that a banking institution, such as the Company’s two banking subsidiaries, can pay. In addition, the two federal savings associations must file an application or notice with the OTS at least 30 days before they can pay dividends to their parent companies. Refer to Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for a more detailed description of the limits on subsidiary bank dividends.

Capital Adequacy

Washington Mutual, Inc. is not currently subject to any explicit regulatory capital requirements, but each of its banking subsidiaries is subject to OTS capital requirements. Federal law and OTS regulations have established four ratios for measuring an institution’s capital adequacy: A “leverage” ratio – that is the ratio of an institution’s Tier 1 capital to adjusted total assets; a “Tier 1 risk-based capital” ratio – that is an institution’s adjusted Tier 1 capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio expressed as a percentage of total risk-based capital to total risk-weighted assets; and a tangible equity ratio, being the ratio of tangible capital to total tangible assets, of more than 2.00%.

Federal law and OTS regulations have also established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Both Washington Mutual Bank (“WMB”) and Washington Mutual Bank fsb (“WMBfsb”) have a policy of remaining well-capitalized. An institution is treated as well-capitalized when its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 6.00% or greater, its leverage ratio is 5.00% or greater, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

As of December 31, 2006 both of the Company’s banking subsidiaries met all capital requirements to which they were subject and satisfied the requirements to be treated as well-capitalized institutions. See Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” for an analysis of the regulatory capital of the Company.

The Company continues to actively follow the progress of the U.S. banking agencies in developing a new set of regulatory risk-based capital requirements. The new requirements are commonly referred to as Basel II or The New Basel Capital Accord. The Company is participating in efforts to refine these standards to ensure that they measure risk and related capital requirements as precisely as possible within the framework of The New Basel Capital Accord, and is working to ensure that its internal measurement of credit risk, market risk, and operational risk will comply with the new standards. The Company is also assessing the potential impacts The New Basel Capital Accord may have on its business practices as well as broader competitive effects within the industry.

Holding Company Status and Acquisitions

Washington Mutual, Inc. is a “multiple savings and loan holding company”, as defined by federal law, because it owns more than one savings association. However, Washington Mutual, Inc. is not regulated as a multiple savings and loan holding company because the OTS deems its federal savings associations to have been acquired in supervisory transactions. Therefore, it is exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions would apply to Washington Mutual, Inc. if either of its banking institutions fail to meet a qualified thrift lender test established by federal law. As of December 31, 2006, the Company’s two banking subsidiaries were in compliance with qualified thrift lender standards.

Washington Mutual, Inc. may not acquire control of another savings association unless the OTS approves. Washington Mutual, Inc. may not be acquired by a non-bank holding company, without the approval of the OTS, or by an individual unless the OTS does not object after receiving notice. Washington Mutual, Inc. may not be acquired by a bank holding company without the approval of the Board of Governors of the Federal Reserve. In any case, the public must have an opportunity to comment on the proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, Washington Mutual, Inc. may not acquire more than 5% of the voting stock of any savings institution.

The Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring Washington Mutual, Inc. unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since Washington Mutual, Inc. is exempt from the restrictions applicable to a multiple savings and loan holding company and was a savings and loan holding company prior to May 4, 1999, Washington Mutual, Inc. may engage in non-financial activities and acquire non-financial subsidiaries.

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

One of the Company’s federal savings associations, WMB, currently is a member of the San Francisco FHLB. The other federal savings association, WMBfsb, is a member of the Seattle FHLB.

As a condition of membership and as a condition of obtaining advances, members of a FHLB are required to purchase and hold certain amounts of equity securities of that FHLB. Effective May 18, 2005, the Seattle FHLB suspended payment of dividends on equity securities and suspended repurchases of most of its equity securities. In December 2006, the Seattle FHLB resumed payments of dividends.

Congress is considering proposals which would establish a new regulator for the FHLB System, as well as for other housing government-sponsored enterprises. Washington Mutual cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the business of the Company.

Deposit Insurance

The FDIC insures the deposits of WMB and WMBfsb to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government. Prior to March 31, 2006 the FDIC administered two separate deposit insurance funds, the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The BIF was a deposit insurance fund for commercial banks and some federal and state-chartered savings banks. The SAIF was a deposit insurance fund for most savings associations. WMB and WMBfsb were members of the SAIF, but a small portion of WMB’s deposits were insured through the BIF. In accordance with federal deposit insurance reform legislation enacted in February 2006, the FDIC merged the BIF and the SAIF into a newly created Deposit Insurance Fund (“DIF”), effective March 31, 2006. As a result, WMB and WMBfsb are members of the DIF.

The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2006, WMB and WMBfsb paid no deposit insurance assessments.

Effective January 1, 2007, the FDIC modified its system for setting deposit insurance assessments. In addition to the capital and supervisory factors of the former system, assessment rates under the new system will be determined by an institution’s examination rating, and either their long-term debt ratings or certain financial ratios. Assessments are expected to vary over time and initially will range from 0.06% to 0.43%. In recognition of past contributions that WMB and WMBfsb made to the deposit insurance funds, WMB and WMBfsb expect to receive a credit in 2007 from the FDIC that will offset their 2007 deposit assessments.

The federal deposit insurance reform legislation also increases the amount of deposit insurance coverage for retirement accounts, allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010, and provides the FDIC more flexibility in setting and imposing deposit insurance assessments.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that the Company’s banking subsidiaries ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In the most recent examination results, WMB and WMBfsb each received an “outstanding” CRA rating from the OTS. The Company maintains a CRA public file that is available for viewing. The file includes copies of its most recent CRA Public Evaluations, descriptions of its products and services, delivery outlet information, and public comments.

In September 2001, Washington Mutual announced a ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by the Company and the companies it acquired. As of December 31, 2006, the Company had exceeded its yearly overall target for lending and investments to traditionally underserved communities.

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

Regulation of Nonbanking Affiliates

As broker-dealers registered with the Securities and Exchange Commission and as members of the National Association of Securities Dealers, Inc., the Company’s broker-dealer subsidiaries are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. The Company’s insurance subsidiaries are subject to regulation by various state insurance regulators. Some of the Company’s subsidiaries are subject to various state licensing and examination requirements.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of Washington Mutual:

Executive Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	57	Chairman and Chief Executive Officer	1983
Todd H. Baker	51	Executive Vice President, Corporate Strategy and Development	2001
Alfred R. Brooks	49	Executive Vice President and President, Commercial Group	1998
Thomas W. Casey	44	Executive Vice President and Chief Financial Officer	2002
Ronald J. Cathcart	54	Executive Vice President and Chief Enterprise Risk Officer	2005
Fay L. Chapman	60	Senior Executive Vice President and Chief Legal Officer	1997
James B. Corcoran	52	Executive Vice President and President, Retail Banking	2006
Daryl D. David	52	Executive Vice President and Chief Human Resources Officer	2000
Debora D. Horvath	52	Executive Vice President and Chief Information Officer	2004
Stephen J. Rotella	53	President and Chief Operating Officer	2005
David C. Schneider	41	Executive Vice President and President, Home Loans	2005
Anthony F. Vuoto	55	Executive Vice President and President, Card Services	2005
John F. Woods	42	Senior Vice President and Controller	2005

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

Mr. Baker is Executive Vice President of Corporate Strategy and Development. He is responsible for managing corporate strategy and strategic planning, corporate development, equity investments and competitive research for the Company. Mr. Baker became a member of the Executive Committee in 2007. Prior to joining Washington Mutual in December 2001, Mr. Baker was a partner with Gibson, Dunn & Crutcher, LLP in San Francisco.

Mr. Brooks is Executive Vice President and President, Commercial Group. He oversees all of the commercial lending activities of the Company, including multi-family lending, commercial mortgage lending, commercial real estate lending, wholesale commercial lending and commercial deposit services. Mr. Brooks joined Washington Mutual in 1998 and became a member of the Executive Committee in 2006.

Mr. Casey is Executive Vice President and Chief Financial Officer and has been a member of the Executive Committee since 2002. He oversees all aspects of Washington Mutual’s corporate finance, strategic planning and investor relations functions. Prior to joining Washington Mutual, Mr. Casey was with GE Capital Corp. from 1992 through 2002 where he held advising, controllership and analyst positions prior to becoming a Vice President of GE and Senior Vice President and Chief Financial Officer of GE Financial Assurance in 1999.

Mr. Cathcart joined the Company in December 2005 as Executive Vice President and Chief Enterprise Risk Officer and became a member of the Executive Committee at that time. He is responsible for overseeing the credit, market, operational and compliance risk functions for the Company. Prior to joining Washington Mutual, he served as Executive Vice President of Retail Risk Management at the Canadian Imperial Bank of Commerce (“CIBC”) from 2002 to 2005. Prior to joining CIBC, Mr. Cathcart served in a variety of risk management positions at Bank One from 1999 to 2002, including Executive Vice President and Chief Risk Officer of Retail.

Ms. Chapman is Senior Executive Vice President and Chief Legal Officer. She became Executive Vice President, General Counsel and a member of the Executive Committee in 1997. Prior to joining Washington Mutual, she was a partner at the Seattle law firm of Foster Pepper & Shefelman PLLC from 1979 to 1997.

Mr. Corcoran is Executive Vice President and President, Retail Banking. He joined the Company in May 2006 and became a member of the Executive Committee at that time. He is responsible for overseeing all facets of the retail banking franchise, including its store network, small business banking, consumer lending, WM Financial Services, and all retail products and banking operations. Prior to joining Washington Mutual, Mr. Corcoran had served at Halifax Bank of Scotland since 2000 where he was responsible for its branch retail system and all non-branch distribution channels.

Mr. David is Executive Vice President and Chief Human Resources Officer. He is responsible for talent acquisition, organizational capabilities, leadership development and rewards and benefits. Mr. David joined Washington Mutual in 2000 and became a member of the Executive Committee in 2001. Previously he served as Vice President of Strategic Growth and Human Resources at Amazon.com from 1999 to 2000.

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

Mr. Schneider joined the Company in July 2005 as Executive Vice President and President, Home Loans and became a member of the Executive Committee at that time. He oversees all aspects of the Company’s home lending operations. Prior to joining Washington Mutual, Mr. Schneider served as President and Chief Operating Officer of CitiMortgage, Inc. from 2001 to 2005.

Mr. Vuoto is Executive Vice President and President, Card Services. He joined the Company through its acquisition of Providian Financial in 2005 and became a member of the Company’s Executive Committee in 2007. He oversees all aspects of the Company’s credit card business, including strategy, marketing, credit policy, customer service and collections operations. Mr. Vuoto was Vice Chairman and Chief Financial Officer for Providian Financial Corp. from April 2002 until 2005. From April 2001 to April 2002, he was an independent consultant, and from February 2000 to April 2001, he was President and Chief Operating Officer, First USA Bank.

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

Operational Excellence and Business Process Outsourcing

Washington Mutual has long been known for its commitment to quality customer service and innovation in products and services. In 2003, when it introduced “Operational Excellence,” the Company began moving toward a focus and philosophy of continuous and systematic improvement in efficiency, productivity and processes. Operational Excellence is an approach to continuous process improvement adapted from industry-recognized methodologies and tools like six sigma, lean and total quality management. Since introducing Operational Excellence, Washington Mutual has devoted resources to educating and engaging the Company’s employees on the methods and tools of Operational Excellence and how the approach supports the long-term success of the Company. As a consequence, opportunities for improvement in efficiency, productivity and processes are being continuously identified through the enterprise-wide approach and governance framework of Operational Excellence. Business Process Outsourcing is a complementary strategy that further supports Washington Mutual’s focus on continuous improvement in productivity, efficiency and processes through utilization of the services of global vendors.

From time to time, the implementation of an Operational Excellence or Business Process Outsourcing initiative may lead to changes in the Company’s operations, resulting in staff reductions, the closure or relocation of administrative support facilities, the closure or relocation of one or more home loan centers, or the renegotiation or termination of lease agreements or other forms of contracts. Within the governance framework of Operational Excellence and Business Process Outsourcing, expenses and charges necessary to implement an individual initiative that involve changes to the Company’s operations are forecasted and related cost savings are estimated. As these expenses and charges are incurred, accrued or accumulated during a financial period, the Company quantitatively and qualitatively assesses their significance to its consolidated financial statements and management’s discussion and analysis, as part of its disclosure controls process.

Properties

The Company’s primary executive and business segment headquarters are located at 1301 Second Avenue, Seattle, Washington 98101. In March 2006, Second and Union LLC, a wholly-owned subsidiary of Washington Mutual, Inc., in a joint venture with the Seattle Art Museum, completed construction of this headquarters building and was granted an initial certificate of occupancy. At that time, Second and Union LLC took ownership of a condominium interest in the 944,000 square foot office tower and the attached 700 stall parking garage and the Company’s employees began to relocate to the new space. Concurrently, the Seattle Art Museum completed and took ownership of 243,000 square feet of future expansion space that Second and Union LLC leased, and the Company’s employees will occupy, for a period of up to 25 years. The Seattle Art Museum has the right to cancel the lease, in whole or in part, at any time after the tenth year of the lease. Certain leases covering downtown Seattle locations were not renewed when their terms expired and the majority of those occupants have relocated to the new headquarters space. The Company leases an additional 466,000 square feet in other downtown Seattle locations for administrative functions.

As of December 31, 2006, the Company’s owned and leased property in 36 states is comprised of 2,225 retail banking stores, 472 lending stores and centers and 325 administrative and other offices. Administrative facilities involve the ownership or leasing of approximately 2.0 million square feet in California, 1.2 million square feet in Texas, 922,000 square feet in Florida and 489,000 square feet in Illinois.

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

In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case currently pending in the U.S. District Court for the Western Division of Washington South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the “Securities Action”). In brief, the plaintiffs in the Securities Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc., securities from April 15, 2003, through June 28, 2004, that, in various public statements, the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

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

The defendants thereafter moved to have the Ninth Circuit Court of Appeals accept the case for interlocutory review of the District Court’s original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants’ motion, indicating that it will hear the merits of the defendants’ appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants’ reply is set to be filed on March 12, 2007.

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

Submission of Matters to a Vote of Security Holders

None.

PART II

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Washington Mutual’s common stock trades on The New York Stock Exchange under the symbol WM. As of January 31, 2007, there were 889,034,725 shares issued and outstanding (including 6 million shares held in escrow) held by 59,053 shareholders of record. The information regarding high and low quarterly sales prices of the Company’s common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the “Quarterly Results of Operations” table included under Supplementary Data on page 163 and is expressly incorporated herein by reference.

This page intentionally left blank.

The table below displays share repurchases made by the Company for the quarter ended December 31, 2006. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	31,219	$42.94	–	131,200,000
November 1, 2006 to November 30, 2006	81	43.27	–	131,200,000
December 1, 2006 to December 29, 2006	1,953,266	43.19	1,662,902	129,537,098
Total	1,984,566	43.18	1,662,902	129,537,098

(1)          In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)          Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 20,462,902 shares under this program as of December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

In July 2006, the Company announced its exit from the retail mutual fund management business and on December 31, 2006, completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. These former subsidiaries have been accounted for as discontinued operations and, accordingly, their results of operations are separately disclosed from the Company’s results of continuing operations presented on the Consolidated Statements of Income and in Notes 24 and 25 to the Consolidated Financial Statements – “Condensed Consolidating Financial Statements” and “Operating Segments.”

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

Management reviews and evaluates the design and effectiveness of the Company’s disclosure controls and procedures on an ongoing basis, which may result in the discovery of deficiencies, and improves its controls and procedures over time, correcting any deficiencies, as needed, that may have been discovered.

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant, and changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to Management’s Report on Internal Control Over Financial Reporting on page 79.

Overview

Washington Mutual, through its subsidiaries, is one of the nation’s leading consumer and small business banks. At December 31, 2006, Washington Mutual and its subsidiaries had assets of $346 billion. The Company has a history dating back to 1889 and its subsidiary banks currently operate nearly 2,700 consumer and small business banking stores throughout the nation. When we refer to “the Company,” “we,” “our” and “us” in this Annual Report on Form 10-K, we mean Washington Mutual, Inc. and subsidiaries.  When we refer to “the Parent,” we mean Washington Mutual, Inc.

During 2006, the Company took actions intended to reduce its sensitivity to market risk and correspondingly increase its tolerance for credit risk, to diversify its funding sources, which included the restructuring of its core capital base, and to enhance its operating cost structure. Among the actions taken by the Company were:

•       Selling $2.53 billion of mortgage servicing rights, which represented approximately 25% of its mortgage servicing portfolio. The sale included substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing portfolio;

•       Transferring $17.79 billion of lower-yielding, medium-term adjustable rate home loans to loans held for sale. Substantially all of these loans are expected to be sold in the first quarter of 2007;

•       Leveraging the consumer lending activities of the Company’s Card Services Group across the retail banking customer base. The managed credit card portfolio totaled $23.50 billion at December 31, 2006, an increase of 18% from the prior year end;

•       Reducing its advances obtained through the Federal Home Loan Bank system by 36%, while increasing its borrowings from more cost-effective and capital efficient funding sources, such as brokered consumer deposits, hybrid capital instruments and foreign currency-denominated borrowings;

•       Repurchasing over 67 million common shares through accelerated and conventional share repurchase transactions. Additionally, in January 2007 the Company announced a new accelerated share repurchase transaction that, at its inception, resulted in the immediate retirement of approximately 60 million common shares;

•       Reducing employee headcount by more than 10,000, or 18%, and consolidating and outsourcing various back-office and administrative functions; and

•       Selling WM Advisors, Inc., the Company’s retail mutual fund management business. The sale was completed at the end of the year and resulted in an after-tax gain of $415 million.

The Company’s earnings are driven by lending and deposit-taking activities which generate net interest income and the provision of financial services which generate noninterest income. A summary of the Company’s key financial results are presented below:

Net income for 2006 was $3.56 billion, an increase from $3.43 billion in 2005. Diluted earnings per common share were $3.64, compared with $3.73 in the prior year. Included in earnings for 2006 was an after-tax gain of $415 million, or 43 cents per diluted share, from the fourth quarter sale of the Company’s retail mutual fund management business. Weighted average common shares outstanding were higher in 2006, as compared with the prior year, as a result of the shares issued in the fourth quarter of 2005 to complete the acquisition of Providian Financial Corporation (“Providian”). Return on average total assets was 1.02% and return on average common equity was 13.52% in 2006, and 1.05% and 14.91% respectively, in 2005.

Net interest income was $8.12 billion in 2006, compared with $8.22 billion in the prior year. The decline was the result of contraction in the net interest margin. The net interest margin in 2006 was 2.60%, a decline of 19 basis points from the prior year. The decrease was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by continual increases in short-term interest rates from June 2004 through the first half of 2006, and the ensuing higher competitive deposit pricing environment. As economic growth decelerated in the latter part of 2006, the Federal Reserve decided to hold the targeted federal funds rate at 5.25% during the second half of the year, ending its methodical program of continuous increases after 17 consecutive adjustments. Accordingly, the Company’s net interest margin began to recover in the fourth quarter of 2006, rising to 2.58% in that period, up 5 basis points from the third quarter.

Noninterest income totaled $6.38 billion in 2006, compared with $5.10 billion in the prior year. The increase is primarily due to the full year effect of consumer loan sales and servicing revenue and credit card fee income in 2006, which resulted from the Company’s October 1, 2005 acquisition of Providian. The strong consumer response to the Company’s new free checking product, which was launched early in 2006, also contributed to the growth in noninterest income, with depositor and other retail banking fees totaling $2.57 billion in 2006, a 17% increase from the 2005 total of $2.19 billion. Partially offsetting these increases was a significant decline in revenue from the Company’s home mortgage loan operations. Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $712 million, compared with $1.78 billion in 2005. The decline was associated with the flat-to-inverted yield curve that existed throughout 2006, which resulted in a significant increase in MSR risk management costs, as compared with 2005. Additionally, a 24% year-over-year decline in home loan volume in 2006, reflecting the slowdown in the housing market, along with an industry-wide decline in subprime mortgage secondary market performance during the latter part of the year, led to lower gain on sale results.

The provision for loan and lease losses was $816 million in 2006, a $500 million increase from the $316 million provision that was recorded in the prior year. This increase was substantially the result of the Company’s entry into credit card lending that resulted from the Providian acquisition and the ensuing growth in the on-balance sheet credit card portfolio, which accelerated during the fourth quarter of 2006. On-balance sheet net credit card charge-offs as a percentage of the average credit card portfolio in 2006 were 3.08%, compared with an annualized fourth quarter 2005 net charge-off rate of 4.75%, reflecting a sharp reduction in charge-offs early in 2006 after the fourth quarter 2005 change in consumer bankruptcy law, and the sale of higher risk credit card accounts during the latter part of 2006. With the slowdown in the housing market, weaker credit performance in the Company’s real-estate secured portfolios developed during the second half of 2006. Nonperforming assets, as a percentage of total assets, increased from 0.57% at December 31, 2005 to 0.80% at December 31, 2006, reflecting higher delinquency rates in the home loans, subprime mortgage channel and home equity portfolios. Early stage delinquencies continued to rise during the fourth quarter of 2006 as declines in home sales, longer marketing periods and growing inventories continued to exert downward pressure on the housing sector.

Noninterest expense totaled $8.81 billion in 2006, compared with $7.62 billion in the prior year. The increase was primarily due to a full year of credit card operating expenses after acquiring Providian in the fourth quarter of 2005, and costs associated with the expansion of the retail banking franchise. The Company’s retail banking network increased from 2,140 stores at December 31, 2005 to 2,225 stores at the end of 2006.

On October 1, 2006 the Company completed its acquisition of Commercial Capital Bancorp, Inc. (“CCB”) in a cash transaction with an initial purchase price of approximately $1 billion. CCB stockholders received $16.00 in cash for each share of CCB common stock. Most of the business activities of CCB are conducted through the Company’s Commercial Group operating segment.

Critical Accounting Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the financial statements. Various elements of the Company’s accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those the Company applied, which might have produced different results that could have had a material effect on the financial statements.

The Company has identified three accounting estimates that, due to the judgments and assumptions inherent in those estimates, and the potential sensitivity of its financial statements to those judgments and assumptions, are critical to an understanding of its financial statements. These estimates are: the fair value of certain financial instruments and other assets; the determination of whether a derivative qualifies for hedge accounting; and the allowance for loan and lease losses and contingent credit risk liabilities.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of December 31, 2006. These judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

The discussion below presents information about the nature of the Company’s critical accounting estimates:

Fair Value of Certain Financial Instruments and Other Assets

A portion of the Company’s assets are carried at fair value, including: mortgage servicing rights, certain retained interests from securitization activities (which are classified as trading assets), available-for-sale securities and derivatives. In addition, loans held for sale are recorded at the lower of carrying value or fair value. Changes in fair value of those instruments that qualify as hedged items under fair value hedge accounting are recognized in earnings and offset the changes in fair value of derivatives used as hedge accounting instruments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models that utilize market data inputs where readily available and other assumptions, such as loan prepayment speeds, forward interest rate yield curves, market volatilities and pricing spreads to determine their fair values. The degree of management judgment involved in determining the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little, if any, subjectivity is applied when determining the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

The following financial instruments and other assets require the Company’s most complex judgments and assumptions when estimating fair value:

Mortgage Servicing Rights and Certain Other Retained Interests in Securitizations

MSR and certain other retained interests from securitization activities do not trade in an active, open market with readily quoted prices. Although sales do occur from time to time, the terms of such sales are generally not readily available. Consequently, the Company estimates the fair value of MSR and certain other retained interests in securitization activities utilizing internal discounted cash flow models.

The discounted cash flow model for MSR calculates the present value of the expected future net cash flows of the servicing portfolio based on various assumptions, such as estimated future servicing costs, expected servicing portfolio prepayment speeds and discount rates that are commensurate with the risk profile of the serviced assets. This model is highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs materially from the expected prepayment speeds used in the Company’s model, this difference would likely result in a material change in MSR fair value. While the

Company’s model estimates a value, the specific value used is based on a variety of market-based factors, such as documented observable data and expected changes in prepayment speeds. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the mortgage servicing rights are obtained at least quarterly, and are used by management to evaluate the reasonableness of the fair value conclusions. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”  Additional discussion regarding the estimation of MSR fair value, including limitations to the MSR fair value measurement process, are described in the subsequent section of Management’s Discussion and Analysis – “Earnings Performance.”  Key economic assumptions and the sensitivity of MSR fair value to immediate changes in those assumptions are described in Note 7 to the Consolidated Financial Statements – “Mortgage Banking Activities.”

For other retained interests in securitization activities (such as interest-only strips and residual interests) the discounted cash flow model used in determining fair value utilizes projections of expected cash flows that are greatly influenced by expected prepayment speeds and, in some cases, expected net credit losses or finance charges related to the securitized assets. Changes in those and other assumptions used could have a significant effect on the valuation of these retained interests. Changes in the value of other retained interests in securitization activities are reported in the Consolidated Statements of Income under the noninterest income caption “Trading assets income (loss)” and on the Consolidated Statements of Financial Condition as “Trading assets.”

Loans held for sale

The fair value of loans designated as held-for-sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. If market prices are not readily available, fair value is based on a discounted cash flow model, which takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates. When the estimated fair value of loans held for sale is lower than their carrying value, including adjustments to carrying value if the loans were in a fair value hedge relationship under Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”), a valuation adjustment that accounts for this difference is reported on the Consolidated Statements of Income as a component within the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”  Valuation adjustments for consumer loans held for sale are recorded under the noninterest income caption “Revenue from sales and servicing of consumer loans.”

Fair Value of Reporting Units and Goodwill Impairment

Under FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company’s four major operating segments identified in Note 25 to the Consolidated Financial Statements – “Operating Segments”). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income.

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

The determination of whether a derivative qualifies for hedge accounting requires complex judgments about the application of Statement No. 133. Additionally, this Statement requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the hedged item, or the group of hedged items, that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk, and the method used to assess the effectiveness of the hedge relationship. The effectiveness assessment requires calculations that utilize standard statistical methods of correlation that must support the determination that the hedging relationship is expected to be highly effective, during the period that the hedge is designated, in achieving offsetting changes in fair value or cash flows attributable to the hedged risk. If the Company’s documentation and assessment of effectiveness are not considered to be adequate to achieve hedge accounting treatment, the derivative is treated as a free-standing risk management instrument.

Allowance for Loan and Lease Losses and Contingent Credit Risk Liabilities

Allowance for loan and lease losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the Company’s borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Loans held in portfolio that are evaluated for collective impairment and loans held in portfolio that are individually reviewed for impairment but deemed not to be impaired may have both an allocated and unallocated allowance. Loans that are individually deemed to be impaired may only have an allocated allowance.

The allowance for loans evaluated for collective impairment is comprised of an allocated allowance that is computed for each portfolio based on specific loan portfolio metrics and an unallocated allowance that is computed based on certain environmental factors we believe are not adequately captured in the allocated allowance computations. Determining the adequacy of the allowance, particularly the unallocated allowance, is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods.

The allowance is comprised of an allowance for individually impaired loans, as well as an allowance for other individually unimpaired loans that share common risk characteristics that, in the aggregate, have incurred a probable loss on a collective basis. The determination of common risk factors that indicate a probable loss on a collective basis is complex and requires significant judgment by management about the shared risk characteristics that suggest a probable loss.

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

Contingent Credit Risk Liabilities

In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of early or first payment default, retains credit risk exposure on those loans. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. When a loan sold to an investor fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the Company’s sale of the loan, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan.

Reserves are established for the Company’s exposure to the potential repurchase or indemnification liabilities described above as such liabilities are generally recorded at fair value. Throughout the life of these repurchase or indemnification liabilities, the Company may learn of additional information that can affect the assessment of loss probability or the estimation of the amounts involved. Changes in these assessments can lead to significant changes in the recorded reserves. Repurchase and indemnification liabilities are recorded within other liabilities on the Consolidated Statements of Financial Condition, and losses are recorded on the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Five-Year Summary of Selected Financial Data

	December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$8,121	$8,218	$7,411	$7,865	$8,288
Provision for loan and lease losses	816	316	209	42	404
Noninterest income	6,377	5,097	4,061	5,437	4,174
Noninterest expense	8,807	7,620	7,332	7,267	6,081
Net income	3,558	3,432	2,878	3,880	3,861
Basic earnings per common share:
Income from continuing operations	3.27	3.80	2.84	4.17	3.99
Income from discontinued operations	0.47	0.04	0.50	0.12	0.10
Net income	3.74	3.84	3.34	4.29	4.09
Diluted earnings per common share:
Income from continuing operations	3.18	3.69	2.77	4.09	3.92
Income from discontinued operations	0.46	0.04	0.49	0.12	0.10
Net income	3.64	3.73	3.26	4.21	4.02
Dividends declared per common share	2.06	1.90	1.74	1.40	1.06
Balance Sheet Data (at year end)
Available-for-sale securities	$24,978	$24,659	$19,219	$36,707	$43,905
Loans held for sale	44,970	33,582	42,743	20,837	39,623
Loans held in portfolio	224,960	229,632	207,071	175,150	143,028
Mortgage servicing rights	6,193	8,041	5,906	6,354	5,341
Goodwill	9,050	8,298	6,196	6,196	6,213
Total assets	346,288	343,573	307,581	275,178	268,225
Total deposits	213,956	193,167	173,658	153,181	155,516
Securities sold under agreements to repurchase	11,953	15,532	15,944	28,333	16,717
Advances from Federal Home Loan Banks	44,297	68,771	70,074	48,330	51,265
Other borrowings	32,852	23,777	18,498	15,483	14,712
Minority interests	2,448	15	13	–	–
Stockholders’ equity	26,969	27,279	20,889	19,405	19,724
Supplemental Data
Loan volume:
Home loans:
Adjustable-rate	$110,914	$125,758	$128,263	$113,677	$96,091
Fixed-rate	47,469	81,964	84,099	270,504	183,358
Total home loan volume	158,383	207,722	212,362	384,181	279,449
Total loan volume	206,335	261,157	266,733	432,245	309,419

Ratios and Other Supplemental Data

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions, except per share amounts)
Profitability
Return on average assets(1)	1.02%	1.05%	1.01%
Return on average common equity(1)	13.52	14.91	14.26
Net interest margin	2.60	2.79	2.94
Efficiency ratio(2)(3)	60.75	57.23	63.91
Asset Quality (at year end)
Nonaccrual loans(4)	$2,295	$1,686	$1,534
Foreclosed assets	480	276	261
Total nonperforming assets(4)	2,775	1,962	1,795
Nonperforming assets(4) to total assets	0.80%	0.57%	0.58%
Restructured loans	$18	$22	$34
Total nonperforming assets and restructured loans(4)	2,793	1,984	1,829
Allowance for loan and lease losses	1,630	1,695	1,301
Allowance as a percentage of total loans held in portfolio	0.72%	0.74%	0.63%
Credit Performance
Net charge-offs	$510	$244	$135
Capital Adequacy (at year end)
Stockholders’ equity to total assets	7.79%	7.94%	6.79%
Tangible equity to total tangible assets(5)	6.04	5.62	4.94
Estimated total risk-based capital to total risk-weighted assets(6)	11.77	10.80	11.20
Per Common Share Data
Common shares outstanding at the end of period (in thousands)(7)	944,479	993,914	874,262
Common stock dividend payout ratio	55.08%	49.48%	52.10%
Book value per common share (at year end)(8)	$28.21	$27.61	$24.06
Market prices:
High	46.48	44.54	45.28
Low	41.47	36.92	37.63
Year end	45.49	43.50	42.28

(1)                 Includes income from continuing and discontinued operations.

(2)                 Based on continuing operations.

(3)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(4)                 Excludes nonaccrual loans held for sale.

(5)                 Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets (except MSR) and transition adjustments related to the adoption of FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Minority interests of $2.45 billion for December 31, 2006 are included in the numerator.

(6)                 The total risk-based capital ratio is estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(7)                 Includes six million shares held in escrow at December 31, 2006, 2005 and 2004.

(8)                 Excludes six million shares held in escrow at December 31, 2006, 2005 and 2004.

Earnings Performance from Continuing Operations

Net Interest Income

For 2006, net interest income decreased $97 million, or 1%, compared with 2005. The decrease was due to a 19 basis point decline in the net interest margin as an increase in the cost of interest-bearing liabilities, driven by higher short-term interest rates and a more competitive deposit pricing environment, outpaced the increase in the yield on interest-earning assets. Partially offsetting the decline in the net interest margin was a 6% increase in average interest-earning assets, driven primarily by an increase in home loans held in portfolio and growth in the credit card portfolio.

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets(1)
Interest-earning assets(2):
Federal funds sold and securities purchased under agreements to resell	$4,718	5.20%	$245	$2,154	3.42%	$74	$884	1.42%	$13
Trading assets	7,829	7.74	606	7,217	6.50	469	2,368	6.39	151
Available-for-sale securities(3):
Mortgage-backed securities	21,288	5.40	1,150	16,347	4.80	784	10,255	3.99	409
Investment securities	6,238	4.96	310	4,506	4.74	214	10,732	3.30	355
Loans held for sale	27,791	6.50	1,807	44,847	5.34	2,394	29,721	4.96	1,475
Loans held in portfolio(4):
Loans secured by real estate:
Home loans(5)(6)	120,320	5.83	7,011	110,326	4.97	5,485	107,518	4.28	4,605
Home equity loans and lines of credit(6)	52,265	7.33	3,833	47,909	6.01	2,878	35,855	4.77	1,709
Subprime mortgage channel(7)	20,202	6.31	1,275	20,561	5.90	1,214	15,771	5.71	900
Home construction(8)	2,061	6.46	133	2,074	6.22	129	2,489	5.50	137
Multi-family	27,386	6.28	1,721	24,070	5.41	1,303	21,090	5.06	1,068
Other real estate	5,797	6.93	402	5,091	7.11	362	6,396	6.41	410
Total loans secured by real estate	228,031	6.30	14,375	210,031	5.41	11,371	189,119	4.67	8,829
Consumer:
Credit card	8,733	11.19	977	2,082	11.96	249	–	–	–
Other	444	11.12	50	707	10.67	75	899	10.11	91
Commercial	1,886	6.94	131	2,614	5.04	132	4,415	4.47	197
Total loans held in portfolio	239,094	6.50	15,533	215,434	5.49	11,827	194,433	4.69	9,117
Other	5,220	4.90	256	4,324	3.65	158	4,069	3.08	125
Total interest-earning assets	312,178	6.38	19,907	294,829	5.40	15,920	252,462	4.61	11,645
Noninterest-earning assets:
Mortgage servicing rights	7,667			6,597			6,406
Goodwill	8,489			6,712			6,196
Other assets(9)	20,424			18,095			19,014
Total assets	$348,758			$326,233			$284,078
Liabilities(1)
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$36,477	2.63	960	$46,524	1.95	906	$59,826	1.28	766
Savings and money market deposits	48,866	2.96	1,446	42,555	1.76	750	35,927	1.11	399
Time deposits	84,106	4.59	3,857	62,175	3.33	2,072	35,917	2.44	878
Total interest-bearing deposits	169,449	3.70	6,263	151,254	2.46	3,728	131,670	1.55	2,043
Federal funds purchased and commercial paper	7,347	5.06	371	5,314	3.56	190	3,522	1.50	53
Securities sold under agreements to repurchase	15,257	5.12	781	15,365	3.40	523	16,660	2.26	377
Advances from Federal Home Loan Banks	56,619	4.99	2,828	68,713	3.46	2,377	58,622	2.16	1,268
Other	28,796	5.36	1,543	21,603	4.09	884	13,724	3.59	493
Total interest-bearing liabilities	277,468	4.25	11,786	262,249	2.94	7,702	224,198	1.89	4,234
Noninterest-bearing sources:
Noninterest-bearing deposits	34,380			34,769			33,738
Other liabilities(10)	8,865			6,177			5,945
Minority interests	1,639			14			6
Stockholders’ equity	26,406			23,024			20,191
Total liabilities and stockholders’ equity	$348,758			$326,233			$284,078
Net interest spread and net interest income		2.13	$8,121		2.46	$8,218		2.72	$7,411
Impact of noninterest-bearing sources		0.47			0.33			0.22
Net interest margin		2.60			2.79			2.94

(1)      Average balances of assets and liabilities of acquired companies are calculated by dividing the stub period of the Company’s ownership of those assets or liabilities by one year.

(2)      Nonaccrual assets and related income, if any, are included in their respective categories.

(3)      The average balance and yield are based on average amortized cost balances.

(4)      Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $463 million, $402 million, and $327 million for the years ended December 31, 2006, 2005 and 2004.

(5)      Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $1.07 billion, $292 million, and $19 million for the years ended December 31, 2006, 2005 and 2004.

(6)      Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(7)      Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(8)      Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(9)      Includes assets of discontinued operations.

(10)   Includes liabilities of discontinued operations.

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

	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease) Due to		Total	Increase/(Decrease) Due to		Total
	Volume	Rate	Change	Volume	Rate	Change
	(in millions)
Interest Income
Federal funds sold and securities purchased under agreements to resell	$119	$52	$171	$31	$30	$61
Trading assets	42	95	137	315	3	318
Available-for-sale securities:
Mortgage-backed securities	258	108	366	280	95	375
Investment securities	86	10	96	(257)	116	(141)
Loans held for sale	(1,036)	449	(587)	800	119	919
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	526	1,000	1,526	122	758	880
Home equity loans and lines of credit(1)	279	676	955	659	510	1,169
Subprime mortgage channel(2)	(22)	83	61	282	32	314
Home construction(3)	(1)	5	4	(24)	16	(8)
Multi-family	193	225	418	159	76	235
Other real estate	49	(9)	40	(90)	42	(48)
Total loans secured by real estate	1,024	1,980	3,004	1,108	1,434	2,542
Consumer:
Credit card	745	(17)	728	249	–	249
Other	(29)	4	(25)	(20)	4	(16)
Commercial	(42)	41	(1)	(88)	23	(65)
Total loans held in portfolio	1,698	2,008	3,706	1,249	1,461	2,710
Other	37	61	98	8	25	33
Total interest income	1,204	2,783	3,987	2,426	1,849	4,275
Interest Expense
Deposits:
Interest-bearing checking deposits	(222)	276	54	(197)	337	140
Savings and money market deposits	125	571	696	84	267	351
Time deposits	864	921	1,785	797	397	1,194
Total deposits	767	1,768	2,535	684	1,001	1,685
Federal funds purchased and commercial paper	87	94	181	37	100	137
Securities sold under agreements to repurchase	(4)	262	258	(31)	177	146
Advances from Federal Home Loan Banks	(471)	922	451	247	862	1,109
Other	342	317	659	315	76	391
Total interest expense	721	3,363	4,084	1,252	2,216	3,468
Net interest income	$483	$(580)	$(97)	$1,174	$(367)	$807

(1)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(in millions)
Revenue from sales and servicing of home mortgage loans	$768	$2,017	$1,384	(62)%	46%
Revenue from sales and servicing of consumer loans	1,527	413	4	270	–
Depositor and other retail banking fees	2,567	2,193	1,999	17	10
Credit card fees	637	139	–	358	–
Securities fees and commissions	215	189	206	13	(8)
Insurance income	127	172	226	(26)	(24)
Trading assets income (loss)	(154)	(257)	89	(40)	–
Gain (loss) from sales of other available-for-sale securities	(9)	(84)	50	(90)	–
Gain (loss) on extinguishment of borrowings	(7)	1	(237)	–	–
Other income	706	314	340	125	(8)
Total noninterest income	$6,377	$5,097	$4,061	25	26

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$626	$873	$658	(28)%	33%
Revaluation gain from derivatives economically hedging loans held for sale	109	76	73	42	5
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	735	949	731	(23)	30
Servicing activity:
Home mortgage loan servicing revenue(1)	2,181	2,110	1,940	3	9
Change in MSR fair value due to payments on loans and other(2)	(1,654)	–	–	–	–
Change in MSR fair value due to valuation inputs or assumptions(2)	299	–	–	–	–
MSR valuation adjustments(3)	–	965	(235)	–	–
Amortization of MSR	–	(2,170)	(2,521)	–	(14)
Revaluation gain (loss) from derivatives economically hedging MSR(2)	(636)	163	1,469	–	(89)
Adjustment to MSR fair value for MSR sale	(157)	–	–	–	–
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	33	1,068	653	(97)	64
Total revenue from sales and servicing of home mortgage loans	$768	$2,017	$1,384	(62)	46

(1)          Includes contractually specified servicing fees, late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)          Reflects the impact of the adoption of Statement No. 156 on January 1, 2006. The retrospective application of this statement to prior periods is not permitted.

(3)          Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005 and 2004.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, permitting for the first time an entity to report classes of servicing assets at fair value at each reporting date and to record changes in fair value of such reported classes of servicing assets in earnings in the period in which the changes occur. At its initial adoption, the Statement also permits a one-time reclassification of available-for-sale securities to trading securities, provided that the securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets that are reported at fair value. As permitted by the early adoption provisions of this accounting standard, the Company applied Statement No. 156 to its financial statements on January 1, 2006 and elected to measure its mortgage servicing assets at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale MSR risk management securities to trading.

Upon electing the fair value method of accounting for its mortgage servicing assets, the Company discontinued the application of fair value hedge accounting. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs as scheduled loan payments are made over time, which are each separately reported.

Statement No. 156 does not permit retrospective application to prior periods. However, the Company believes that users of its financial statements will find the comparative pro forma information set forth in the tables below useful in understanding the significant differences between the fair value measurement method of accounting and the lower of cost or fair value method of accounting for the MSR. This information presented in the table below for the year ended December 31, 2005 was prepared on a fair value basis of accounting that is consistent with the standards of Statement No. 156 and incorporates the assumption that the fair value measurement method of accounting for MSR was in effect during 2005. As such, all of the derivatives designated as MSR risk management instruments during that period are presented in the revaluation gain (loss) from derivatives line item, even if they previously qualified for hedge accounting treatment.

	Year Ended December 31,
	2006	(Pro Forma) 2005
	(in millions)
MSR Valuation and Risk Management(1):
Change in MSR fair value due to valuation inputs or assumptions	$299	$1,538
Gain (loss) on MSR risk management instruments:
Revaluation loss from derivatives	(636)	(814)
Revaluation loss from certain trading securities	(55)	(233)
Loss from sales of certain available-for-sale securities	(1)	(18)
Total loss on MSR risk management instruments	(692)	(1,065)
Total changes in MSR valuation and risk management	$(393)	$473

(1)                 Excludes $157 million loss on MSR sale in 2006.

The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to trading assets income (loss) and the gain (loss) on other available-for-sale securities that are reported within noninterest income during the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006
	MSR	Other	Total
	(in millions)
Trading assets loss	$(55)	$(99)	$(154)
Loss from sales of other available-for-sale securities	(1)	(8)	(9)

	Year Ended December 31, 2005
	MSR	Other	Total
	(in millions)
Trading assets loss	$(223)	$(34)	$(257)
Loss from sales of other available-for-sale securities	(18)	(66)	(84)

MSR valuation and risk management results were $(393) million for the year ended December 31, 2006, compared with $473 million for the same period in 2005. Although average mortgage rates for 2006 were only slightly higher than at the end of 2005, more significant fluctuations occurred over the course of 2006, which led to a modest increase in MSR value for the year. The performance of the Company’s MSR risk management instruments was adversely affected by the flat-to-inverted yield curve in 2006, which had the effect of increasing hedging costs. Mortgage rates increased more significantly in 2005, resulting in lower loan prepayment speeds and an increase in MSR value. Although that increase was partially offset by declines in risk management instruments, those declines were mitigated by the positive slope of the yield curve during most of that year.

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than expected. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. MSR represent the discounted present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential declines in fair value.

Gain from home loans and originated mortgage-backed securities, net of hedging and risk management instruments, was $735 million in 2006, compared with $949 million in the prior year. With the slowdown in the housing market, home loan sales volume declined from $165.33 billion to $122.91 billion between those periods.

The fair value changes in loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from mortgage loans when hedge accounting treatment is achieved. Loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur. At December 31, 2006, the amount by which the aggregate fair value of loans held for sale exceeded their aggregate cost basis was approximately $90 million.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans increased by $1.11 billion and credit card fee income increased by $498 million for the year ended December 31, 2006 primarily due to the full year effect of the Company’s credit card operations of the former Providian Financial Corporation, which the Company acquired on October 1, 2005. The Company had approximately 11 million accounts at December 31, 2006, compared with approximately 10 million at December 31, 2005, with a significant portion of this growth resulting from cross-selling credit card products to retail banking customers.

Depositor and other retail banking fees increased by $374 million for the year ended December 31, 2006, compared with the same period in 2005, due to higher levels of transaction fees and growth in the number of retail checking accounts resulting from the Company’s new free checking product. The number of retail checking accounts at December 31, 2006 totaled approximately 11.1 million, compared with approximately 9.9 million at December 31, 2005.

Insurance income decreased $45 million for the year ended December 31, 2006, compared with the same period in 2005, predominantly due to lower reinsurance income and a decline in mortgage-related insurance income.

The increase in trading assets loss, excluding the revaluation gain or loss from trading securities used to economically hedge the MSR, for the year ended December 31, 2006, compared with the same period in 2005, was largely due to changes in the value of retained interests from mortgage loan securitizations.

Loss from sales of other available-for-sale securities during the year ended December 31, 2005 was primarily due to the partial restructuring of this portfolio in the first quarter of that year. Approximately $3 billion of lower-yielding debt securities were sold and subsequently replaced by the purchase of debt securities with comparatively higher yields.

The increase in other income for the year ended December 31, 2006 compared with the same period in 2005 was partly due to a $149 million litigation award from the partial settlement of the Company’s claims against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(in millions)
Compensation and benefits	$3,937	$3,701	$3,397	6%	9%
Occupancy and equipment	1,711	1,520	1,657	13	(8)
Telecommunications and outsourced information services	554	449	478	23	(6)
Depositor and other retail banking losses	229	226	195	2	16
Advertising and promotion	443	315	263	41	20
Professional fees	227	181	158	26	15
Postage	471	293	232	61	26
Loan expense	81	101	111	(19)	(9)
Other expense	1,154	834	841	38	(1)
Total noninterest expense	$8,807	$7,620	$7,332	16	4

Compensation and benefits expense increased $236 million, or 6%, from 2005 primarily due to the addition of the Company’s credit card operations, severance costs associated with the Company’s productivity, efficiency and outsourcing initiatives and the addition of 85 net new retail banking stores in the last twelve months. The number of employees decreased from 60,798 employees at December 31, 2005 to 49,824 employees at December 31, 2006. Severance charges were approximately $102 million for the year ended December 31, 2006 compared with $17 million for the year ended December 31, 2005.

The increase in occupancy and equipment expense during 2006 was primarily due to charges of approximately $185 million related to the Company’s productivity and efficiency initiatives, which included the consolidation of back-office support operations and other administrative functions.

The increase in telecommunications and outsourced information services expense during 2006 was predominantly due to the addition of the Company’s credit card operations.

The increase in advertising and promotion expense during 2006 was predominantly due to marketing expenses incurred from the Company’s credit card operations.

A significant portion of the increase in professional fees during 2006 was due to charges from the early termination of technology contracts as a result of the Company’s productivity and efficiency initiatives.

Postage expense increased during 2006 largely due to increased direct mail solicitation volume related to the Company’s credit card operations.

The decrease in loan expense during 2006 was primarily due to a decrease in home loan volume resulting from the slowdown in the housing market.

The increase in other expense from 2005 was partly due to transaction costs associated with the partial sale of the Company’s MSR asset and an increase in amortization expense of intangible assets related to the Company’s purchase of Providian in the fourth quarter of 2005.

Review of Financial Condition

Securities

Available-for-sale securities consisted of the following:

	December 31,
	2006	2005
	(in millions)
Available-for-sale securities, total amortized cost of $25,073 and $24,810:
Mortgage-backed securities	$18,063	$20,648
Investment securities	6,915	4,011
Total available-for-sale securities	$24,978	$24,659

The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. Refer to Note 4 to the Consolidated Financial Statements – “Securities” for additional information on securities, classified by security type.

Loans

Total loans consisted of the following:

	December 31,
	2006	2005	2004	2003	2002
	(in millions)
Loans held for sale	$44,970	$33,582	$42,743	$20,837	$39,623
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	99,479	114,144	109,950	100,043	82,842
Home equity loans and lines of credit(1)	52,882	50,840	43,648	27,644	16,167
Subprime mortgage channel(2):
Home loans	18,725	21,146	19,184	12,973	10,128
Home equity loans and lines of credit	2,042	11	2	3	1
Home construction(3)	2,082	2,037	2,344	2,220	1,949
Multi-family(4)	30,161	25,601	22,282	20,324	18,000
Other real estate(5)	6,745	5,035	5,664	6,649	7,986
Total loans secured by real estate	212,116	218,814	203,074	169,856	137,073
Consumer:
Credit card	10,861	8,043	–	–	–
Other	276	638	792	1,028	1,663
Commercial	1,707	2,137	3,205	4,266	4,292
Total loans held in portfolio(6)	$224,960	$229,632	$207,071	$175,150	$143,028

(1)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(4)                 Includes multi-family construction balances of $740 million, $632 million, $333 million, $325 million and $491 million at December 31, 2006, 2005, 2004, 2003 and 2002.

(5)                 Includes other commercial real estate construction balances of $414 million, $208 million, $277 million, $382 million and $469 million at December 31, 2006, 2005, 2004, 2003 and 2002.

(6)                 Includes net unamortized deferred loan origination costs of $1.48 billion, $1.53 billion, $1.25 billion, $1.01 billion and $587 million at December 31, 2006, 2005, 2004, 2003, and 2002.

Total home loans held in portfolio, including those that reside in the subprime mortgage channel, consisted of the following:

	December 31,
	2006	2005
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$63,557	$71,201
Other ARMs	6,791	7,059
Total short-term adjustable-rate loans	70,348	78,260
Medium-term adjustable-rate loans(3)	26,232	33,029
Fixed-rate loans	2,899	2,855
Subprime mortgage channel	18,725	21,146
Total home loans held in portfolio	$118,204	$135,290

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year.

(2)                 The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $888 million and $160 million at December 31, 2006 and 2005.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

During most of 2006, loans held for sale balances were below their 2005 levels, with an average balance during 2006 of $27.79 billion compared with $44.85 billion in 2005, reflecting the slowdown in the housing market. Near the end of 2006, the Company transferred $17.79 billion of lower-yielding, medium-term adjustable-rate loans to loans held for sale. Substantially all of those loans are expected to be sold in the first quarter of 2007.

Total loans held in portfolio were $224.96 billion at December 31, 2006, a $4.67 billion decrease from the December 31, 2005 balance of $229.63 billion. The decline was substantially due to home loans held in portfolio, partially offset by growth in the multi-family portfolio from the CCB acquisition, an increase in the balance of home equity products, and the retention of a higher proportion of the managed credit card portfolio on the balance sheet.

Home loans held in portfolio totaled $118.20 billion at December 31, 2006, a decrease of $17.09 billion from $135.29 billion at December 31, 2005. With the flat-to-inverted yield curve environment during 2006, interest rates on short-term adjustable-rate home loans rose steadily throughout the year and exceeded the rates offered on medium-term adjustable-rate home loan products. With the increased desirability of longer-term products, the Company’s portfolio of medium-term adjustable-rate home loans increased by $6.23 billion during the first nine months of 2006. This increase was subsequently offset by the $17.79 billion transfer to loans held for sale in the fourth quarter.

Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2006
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction:
Adjustable-rate	$905	$95	$6	$1,006
Fixed-rate	166	4	906	1,076
Multi-family construction:
Adjustable-rate	323	226	2	551
Fixed-rate	90	31	68	189
Other commercial real estate construction:
Adjustable-rate	172	217	3	392
Fixed-rate	–	–	22	22
Commercial business:
Adjustable-rate	1,077	134	104	1,315
Fixed-rate	150	199	43	392
Total	$2,883	$906	$1,154	$4,943

Deposits

Deposits consisted of the following:

	December 31,
	2006	2005
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$22,838	$20,752
Interest bearing	32,723	42,253
Total checking deposits	55,561	63,005
Savings and money market deposits	41,943	36,664
Time deposits	46,821	40,359
Total retail deposits	144,325	140,028
Commercial business and other deposits	15,175	11,459
Brokered deposits:
Consumer	22,299	6,983
Institutional	22,339	22,934
Custodial and escrow deposits(1)	9,818	11,763
Total deposits	$213,956	$193,167

(1)          Substantially all custodial and escrow deposits reside in noninterest-bearing checking accounts.

The increase in noninterest-bearing retail checking deposits was primarily driven by the Company’s new free checking product that was launched during the first quarter of 2006. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to time deposits and savings accounts as a result of higher rates offered for these products. The $3.72 billion increase from December 31, 2005 in commercial business and other deposits was largely due to increases in Mortgage Banker Finance money market accounts. Brokered deposits increased 49% from 2005, predominantly due to an increase in brokered certificates of deposits.

Transaction accounts (checking, savings and money market deposits) comprised 68% of retail deposits at December 31, 2006, compared with 71% at year-end 2005. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. At December 31, 2006, deposits funded 62% of total assets, compared with 56% at December 31, 2005.

Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function – which manages the Company’s interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services.

In 2006, the Company adopted several new management accounting methodologies for segment reporting, the most significant of which was the adoption of a revised funds transfer pricing methodology that better reflects current market interest rates and deposit pricing than its predecessor, and a new provisioning methodology that eliminates the distinction that existed in prior years between management accounting and financial accounting. The segment results for all periods have been restated to reflect these revisions.

The Company serves the needs of 19.3 million consumer households through its 2,225 retail banking stores, 472 lending stores and centers, 3,912 ATMs, telephone call centers and online banking.

The principal activities of the Retail Banking Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) holding both the Company’s portfolio of home loans held for investment and the substantial majority of its portfolio of home equity loans and lines of credit (but not the Company’s portfolio of mortgage loans to higher risk borrowers originated or purchased through the subprime mortgage channel); (3) originating home equity loans and lines of credit; and (4) providing investment advisory and brokerage services, sales of annuities and other financial services.

Deposit products offered to consumers and small businesses include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Such products, with the exception of Platinum checking accounts which must be opened in person, are offered online and in retail banking stores. Financial consultants provide investment advisory and securities brokerage services to the public.

On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors are reported within the Retail Banking Group’s results as discontinued operations and the gain on disposition of these discontinued operations, net of certain transaction expenses, is reported as part of the Corporate Support/Treasury and Other category.

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit and returned check charges), annual membership fees and cash advance and balance transfer fees.

When credit card balances are securitized, they are sold to a qualifying special-purpose entity (“QSPE”), typically a securitization trust. The QSPE issues asset-backed securities that are secured by the future expected cash flows on the sold balances. Cash proceeds from the sale of those securities to third parties are received by the Company and the cost basis of the securitized balances, which were reduced by the loan loss allowance attributable to such balances, are removed from the balance sheet. The resulting gain from the securitization and sale, along with the ensuing fee income associated with the Company’s retention of servicing responsibilities on the securitized balances, are reported as revenue from sales and servicing of consumer loans in noninterest income. Certain interests in the securitized balances are retained by the Company and are classified as trading assets on the balance sheet, with changes in the fair value of those retained interests recognized in current period earnings. The mix at any point in time between the amount of credit card balances held in the loan portfolio and those that have been securitized and sold is influenced by market conditions, the Company’s evaluation of capital deployment alternatives and liquidity factors.

The Card Services Group acquires new customers primarily by leveraging the Company’s retail banking distribution network and through direct mail solicitations, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of other products to its customer base.

The Company evaluates the performance of the Card Services Group on a managed asset basis. The Company believes such a basis is relevant to investors as it is consistent with the way management reviews the operating performance of the credit card business and allocates resources. Furthermore, as the interests the Company retains in securitizations are affected by the expected cash flows of the securitized balances, the performance of these balances can affect the recorded values of retained interests. Because of this continued involvement, the Company uses a managed asset basis to evaluate historical performance and plan future operations. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and related interest, fee income and provision for credit losses.

The principal activities of the Commercial Group include:  (1) providing financing to developers and investors for multi-family dwellings and, to a lesser extent, other commercial properties; (2) servicing multi-family and other commercial real estate loans and holding such loans in portfolio as part of its commercial asset management business; (3) providing limited deposit services to commercial customers; and (4) Internal Revenue Service Section 1031 exchange services to income property investors nationwide.

The principal activities of the Home Loans Group include:  (1) originating and servicing home loans; (2) managing the Company’s capital market operations–which includes the buying and selling of all types of mortgage loans in the secondary market; (3) the fulfillment and servicing of the Company’s portfolio of home equity loans and lines of credit; (4) originating and purchasing mortgage loans to higher risk borrowers through the subprime mortgage channel; (5) providing financing and other banking services to mortgage bankers for the origination of mortgage loans; and (6) making available insurance-related products and participating in reinsurance activities with other insurance companies.

The segment offers a wide variety of real-estate secured residential loan products and services primarily consisting of fixed-rate home loans, adjustable-rate home loans or “ARMs”, hybrid home loans, Option ARM loans and mortgage loans to higher risk borrowers through the subprime mortgage channel. Such loans are either held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

As part of its capital market activities, the Home Loans Group also generates both interest income and noninterest income through its conduit operations. Under the conduit program, the Company purchases loans from other lenders, warehouses the loans for a period of time and sells the loans in the form of whole loans, private label mortgage-backed securities or agency-guaranteed securities. The Company recognizes a gain or loss at the time the loans are sold and receives interest income while the loans are held for sale. The Company also provides ongoing servicing and bond administration for all securities issued.

The principal activities of, and charges reported in, the Corporate Support/Treasury and Other category include:

•       enterprise-wide management of the Company’s interest rate risk, liquidity position and capital. These responsibilities involve managing a majority of the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet. Such matters include determining the optimal product composition of loans that the Company holds in portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time and the allocation of capital resources to the business segments;

•       community lending and investment activities, which help fund the development of affordable housing units in traditionally underserved communities;

•       general corporate overhead costs associated with the Company’s technology services, facilities, legal, human resources and accounting and finance functions;

•       costs that the Company’s chief operating decision maker did not consider when evaluating  the performance of the Company’s four operating segments, including (1) costs associated with the Company’s productivity and efficiency initiatives; (2) costs related to the partial MSR sale in 2006; and (3) gain on the disposition of discontinued operations;

•       the impact of changes in the unallocated allowance for loan and lease losses;

•       the net impact of funds transfer pricing for loan and deposit balances; and

•       items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of inter-segment premiums.

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

•       a calculation of the provision for loan and lease losses based on the Company’s financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio under generally accepted accounting principles;

•       the allocation of charges for services rendered to certain segments by functions centralized within another segment, as well as the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns;

•       the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

•       inter-segment activities which include the transfer of certain originated home and home equity loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans are initiated through retail banking stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(dollars in millions)
Condensed income statement:
Net interest income	$5,171	$4,890	$4,127	6%	18%
Provision for loan and lease losses	167	118	118	41	–
Noninterest income	2,919	2,580	2,302	13	12
Inter-segment revenue	63	42	23	50	84
Noninterest expense	4,380	4,187	3,904	5	7
Income from continuing operations before income taxes	3,606	3,207	2,430	12	32
Income taxes	1,378	1,213	923	14	32
Income from continuing operations	2,228	1,994	1,507	12	32
Income from discontinued operations	38	38	35	–	11
Net income	$2,266	$2,032	$1,542	12	32
Performance and other data:
Efficiency ratio	53.72%	55.73%	60.51%	(4)	(8)
Average loans	$177,473	$163,561	$148,268	9	10
Average assets	187,810	173,803	158,281	8	10
Average deposits	140,344	136,894	130,336	3	5
Loan volume	34,715	46,951	55,282	(26)	(15)
Employees at end of period	27,957	33,104	28,663	(16)	15

The increase in net interest income was predominantly due to rising short-term interest rates, which increased the funds transfer rate paid on retail deposits. This increase was partially offset by a decline in home loan net interest income, as the upward repricing of the home loan portfolio to current market levels was more than offset by higher transfer pricing charges associated with the funding of these loans. In general, the Company’s funds transfer pricing system responds more quickly to changes in external interest rates than the home loan portfolio. The increase in provision for loan and lease losses was due to increased average balances on loans and changes in the product mix to home equity products. The increase in noninterest income was substantially due to a 17 percent growth in depositor and other retail banking fees reflecting higher levels of transaction fees and continued growth in the number of retail checking accounts.

The increase in noninterest expense was largely due to higher compensation and benefits expense and occupancy and equipment expense. Compensation and benefits expense increased due to a significant decline in deferred compensation resulting from lower loan originations. The increase in occupancy and equipment expense is attributable to the continued expansion of the retail banking distribution network, which included the opening of 144 new retail banking stores during 2006.

On December 31, 2006, the Company completed the sale of WM Advisors, Inc., its retail mutual fund management business, to the Principal Financial Group. The activities of WM Advisors, Inc. were reported within this segment as discontinued operations. The gain from the sale is included in income from discontinued operations in the Corporate Support/Treasury and Other category.

Card Services Group (Managed basis)

	Year Ended December 31, 2006	October 1, 2005 (Acquisition Date) through December 31, 2005
	(dollars in millions)
Condensed income statement:
Net interest income	$2,530	$645
Provision for loan and lease losses	1,647	454
Noninterest income	1,528	352
Inter-segment expense	5	–
Noninterest expense	1,201	268
Income before income taxes	1,205	275
Income taxes	460	103
Net income	$745	$172
Performance and other data:
Efficiency ratio	29.62%	26.86%
Average loans	$21,294	$4,908
Average assets	23,888	5,595
Employees at end of period	2,676	3,124

The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses.

During 2006, growth in the credit card franchise resulted in an increase in average loans to $21.29 billion on a customer base of over 10 million accounts. During 2006, the Card Services Group opened approximately 3 million new accounts, with a significant part of this growth resulting from cross-selling credit card products to retail banking customers. Managed credit card receivables of $23.50 billion at December 31, 2006 were up 18 percent from the end of 2005.

The Card Services Group’s credit performance benefited from a lower level of bankruptcy related charge-offs than occurred prior to the October 2005 change in consumer bankruptcy law, and from the sale of higher risk credit card accounts during the latter part of 2006. Managed net charge-offs at December 31, 2006 were 5.83 percent, down from 7.28 percent at December 31, 2005.

Commercial Group

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(dollars in millions)
Condensed income statement:
Net interest income	$677	$731	$874	(7)%	(16)%
Reversal of allowance for loan and lease losses	(81)	(26)	(8)	218	238
Noninterest income	94	195	143	(52)	36
Noninterest expense	255	240	321	7	(25)
Income before income taxes	597	712	704	(16)	1
Income taxes	229	269	266	(15)	1
Net income	$368	$443	$438	(17)	1
Performance and other data:
Efficiency ratio	33.20%	25.89%	31.55%	28	(18)
Average loans	$33,137	$30,154	$31,089	10	(3)
Average assets	35,471	33,197	34,568	7	(4)
Average deposits	2,611	2,592	3,802	1	(32)
Loan volume	12,854	11,231	12,575	14	(11)
Employees at end of period	1,409	1,319	1,405	7	(6)

The decrease in net interest income was substantially due to higher transfer pricing charges which more than offset increased interest income on a larger portfolio of multi-family loans. Average loan balances reflect the acquisition of Commercial Capital Bancorp on October 1, 2006. The increase in transfer pricing charges was due to rising short-term interest rates combined with a shift from adjustable-rate to fixed-rate and hybrid loans.

The reserve reversal in 2006 was primarily the result of a $69 million reduction in the allowance for loan and lease losses as a result of changes to multi-family loan loss assumptions. The reserve reversal in 2005 was the result of the runoff of higher risk commercial loans and growth in the portfolio of lower risk multi-family and commercial real estate loans.

Noninterest income decreased in 2006, compared with 2005, primarily due to a $59 million pretax gain on the sale of a real estate investment property and a $55 million gain on the sale of mortgage-backed securities during 2005.

The increase in noninterest expense during 2006 compared with 2005 reflects additional expenses related to the acquisition of Commercial Capital Bancorp and a reduction in contingent liability reserves incurred during 2005.

Home Loans Group

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(dollars in millions)
Condensed income statement:
Net interest income	$1,174	$1,985	$1,775	(41)%	12%
Provision for loan and lease losses	189	110	70	71	57
Noninterest income	1,297	2,426	2,429	(47)	–
Inter-segment expense	58	42	23	39	84
Noninterest expense	2,302	2,608	2,752	(12)	(5)
Income (loss) before income taxes	(78)	1,651	1,359	–	21
Income taxes (benefit)	(30)	622	513	–	21
Net income (loss)	$(48)	$1,029	$846	–	22
Performance and other data:
Efficiency ratio	95.38%	59.69%	65.81%	60	(9)
Average loans	$47,518	$64,919	$45,495	(27)	43
Average assets	72,706	87,252	63,973	(17)	36
Average deposits	19,288	19,317	19,606	–	(1)
Loan volume	158,458	202,697	198,615	(22)	2
Employees at end of period	12,993	17,726	17,337	(27)	2

The decrease in net interest income was primarily due to lower average balances of loans held for sale as a result of decreased loan volumes. Also contributing to this decline was an increase to the loans transfer pricing charge that outpaced the increase of interest income on loans. The average balance of loans held for sale during 2006 totaled $26.68 billion, compared with $43.79 billion during 2005.

The increase in provision for loan and lease losses during 2006 was primarily due to growth in the portfolio of purchased home equity loans and higher levels of delinquencies in the subprime mortgage channel.

The decrease in noninterest income was substantially due to a less favorable MSR hedging environment in 2006 compared with 2005. Additionally, the gain from mortgage loans was lower due to the slowdown in the housing market and a decline in the secondary market performance of loans sold through the subprime mortgage channel. Changes in prepayment and loss assumptions on retained interests in mortgage loan securitizations also contributed to the decrease.

The decrease in noninterest expense was primarily due to a significant decline in employee headcount, as a result of the Company’s efficiency initiatives.

Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(275)	$(97)	$203	181%	–%
Provision (reversal of allowance) for loan and lease losses	(163)	(81)	29	98	–
Noninterest income (expense)	280	(172)	(206)	–	(17)
Noninterest expense	669	317	355	111	(10)
Minority interest expense	105	–	–	–	–
Loss from continuing operations before income taxes	(606)	(505)	(387)	20	30
Income tax benefit	(285)	(231)	(177)	23	31
Loss from continuing operations	(321)	(274)	(210)	18	30
Income from discontinued operations	406	–	399	–	–
Net income (loss)	$85	$(274)	$189	–	–
Performance and other data:
Average loans	$1,215	$1,087	$876	12	24
Average assets	40,807	30,295	28,830	35	5
Average deposits	41,586	27,220	11,664	53	133
Loan volume	308	278	261	11	7
Employees at end of period	4,789	5,525	5,174	(13)	7

The increase in net interest expense from 2005 to 2006 was due to increasing short-term interest rates which drove higher funds transfer costs on available-for-sale mortgage-backed securities, and a significant increase in the average balance of brokered certificates of deposit.

The increase in noninterest income was primarily due to a litigation award of $149 million from the partial settlement of the Home Savings supervisory goodwill lawsuit, a gain of $74 million related to the transfer from held for investment to held for sale of $17.79 billion of medium-term adjustable-rate home loans and the associated derivatives executed to hedge that transaction and a $52 million increase in the cash surrender value of the Company’s bank-owned life insurance.

The increase in noninterest expense was predominantly due to charges of $315 million associated with the Company’s productivity and efficiency initiatives and a charge of $67 million associated with the sale in 2006 of a significant portion of the Company’s MSR.

Minority interest expense represents dividends on preferred securities that were issued by a subsidiary during 2006.

On December 31, 2006 the Company recognized a gain of $415 million, net of tax, upon completion of the sale of WM Advisors, Inc., its retail mutual fund management business, to the Principal Financial Group. The gain recorded within the results of Corporate Support/Treasury and Other includes the effects of certain transaction expenses.

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $1.90 billion at December 31, 2006, of which $1.45 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.47 billion at December 31, 2006. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities.”

Contractual Obligations

The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations and purchase obligations, are included in the Consolidated Statements of Financial Condition. The most significant purchase obligations are contracts related to services. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
Contractual Obligations	Total	Due within One Year	After One but within Three Years	After Three but within Five Years	More than Five Years
Debt obligations	$89,079	$41,367	$22,268	$9,449	$15,995
Capital lease obligations	85	20	25	14	26
Operating lease obligations	2,287	457	687	456	687
Purchase obligations(1)	1,191	311	445	321	114
Total contractual obligations	$92,644	$42,155	$23,425	$10,240	$16,822

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

The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest or foreign exchange rates. Derivative contracts are carried at fair value on the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes as a result of fluctuations in market interest rates. Further discussion of derivative instruments is included in Notes 1 and 22 to the

Consolidated Financial Statements – “Summary of Significant Accounting Policies” and “Derivative Financial Instruments.”

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

The Board of Directors, assisted by the Audit and Finance Committees on certain delegated matters, oversees the Company’s monitoring and controlling of significant risk exposures, including the Company’s policies governing risk management. The Corporate Relations Committee of the Board of Directors oversees the Company’s reputation and those elements of operational risk that impact the Company’s reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Governance and oversight of operational risks are provided by the Audit Committee of the Board of Directors. Risk oversight is also provided by management committees whose membership includes representation from the Company’s lines of business and the Enterprise Risk Management function. These committees include the Enterprise Risk Management Committee, the Credit Risk Management Committee, the Market Risk Committee and the Operational Risk Committee.

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

Management is responsible for balancing risk and reward in determining and executing business strategies. In 2006, the Company reduced its exposure to market risk and correspondingly increased its tolerance for credit risk. Business lines, Enterprise Risk Management and Treasury divide the responsibilities of conducting measurement and monitoring of the Company’s risk exposures. Risk exceptions, depending on their type and significance, are elevated to management or Board committees responsible for oversight.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, features of the loan product or derivative, the contractual terms of the related documents and the availability and quality of collateral. Credit risk management is based on analyzing the creditworthiness of the borrower, the adequacy of underlying collateral given current events and conditions and the existence and strength of any guarantor support.

The Finance Committee of the Board of Directors, by means of a broad set of policies and principles contained in the Company’s Enterprise Risk Management Policy, exercises oversight over the framework for the Company’s credit risk management activities. The Credit Risk Management Committee, chaired by the Chief Credit Officer, is comprised of business line chief risk officers, and senior finance, treasury and portfolio management professionals. This Committee is responsible for management of the Company’s credit risk within stated credit limits and portfolio performance metrics, to ensure alignment with the Company’s credit risk appetite. The Credit Risk Management Committee is also responsible for developing credit policy and recommending credit concentration limits to the Enterprise Risk Management Committee, approving corporate credit standards, overseeing the delegation of credit authority and ensuring compliance with credit policy, standards and limits. The Chief Credit Officer’s primary responsibilities include directing the activities of the Credit Risk Management Committee, monitoring the credit quality of the Company’s loan portfolio, determining the reasonableness of the Company’s allowance for loan and lease losses, reviewing and approving large credit exposures, and delegating credit approval authorities.

In 2006, the Finance Committee of the Board of Directors approved a set of credit risk concentration limits. These limits facilitate a more rigorous and quantitative framework that better enables the credit risk management function to proactively manage credit risk. As an example of proactively managing credit risk, from time to time the Company sells delinquent and nonperforming loans. These sales have had the effect of accelerating the liquidation of these assets, thereby enabling the Company to deploy its capital more effectively, while assisting the Company in reducing the ratio of nonperforming assets to total assets.

Many factors or loan attributes are used to predict and to monitor credit risk in the Company’s real estate secured loan portfolios, including borrowers’ debt-to-income ratios when loans are made, borrowers’ credit scores, loan-to-value ratios and, with respect to residential loans, housing prices. The Company actively monitors changes in borrowers’ credit scores, changes in loan-to-value ratios and housing price trends across the country. A slowdown in housing price appreciation or declines in housing prices will likely have the effect of increasing credit risk in the Company’s real estate secured portfolios. The Company believes that loan-to-value ratios and credit scores are more predictive of future loan performance than are other loan factors and attributes.

Certain categories of residential loans held in the Company’s portfolio, the most significant being Option ARM loans, have features that may result in increased credit risk when compared with residential loans without these features. Loans with these features, to the extent material to the Company, as well as any compensating factors and mitigating circumstances that reduce the credit risk arising from these features, are discussed in more detail in the section of Management’s Discussion and Analysis – “Features of Residential Loans.”

As noted above, loan-to-value ratios and borrowers’ credit scores are key determinants of future loan performance. The Company has also observed that, when comparing portfolios of prime mortgage loans and portfolios of subprime mortgage channel loans that possess comparable credit scores and loan-to-value ratios, the subprime mortgage channel portfolios generally experience higher delinquencies and losses. Consequently, the Company separately reports the performance of its subprime mortgage channel portfolios, and its subprime mortgage channel operations are discussed in more detail in the section of Management’s Discussion and Analysis – “Subprime Mortgage Channel.”

In addition, the Company’s credit card lending activities are discussed in Management’s Discussion and Analysis – “Credit Card Loans.”

Nonaccrual Loans, Foreclosed Assets and Restructured Loans

Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest is not expected. Management’s classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part. Nonaccrual loans and foreclosed assets (“nonperforming assets”) and restructured loans consisted of the following:

	December 31,
	2006	2005	2004	2003	2002
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1)(2)(3):
Loans secured by real estate:
Home loans(4)	$ 640	$ 565	$ 534	$ 736	$ 1,068
Home equity loans and lines of credit(4)	231	87	66	47	36
Subprime mortgage channel(5)	1,283	873	682	597	438
Home construction(6)	27	10	28	35	49
Multi-family	46	25	12	19	50
Other real estate	51	70	162	153	413
Total nonaccrual loans secured by real estate	2,278	1,630	1,484	1,587	2,054
Consumer	1	8	9	8	22
Commercial	16	48	41	31	79
Total nonaccrual loans held in portfolio	2,295	1,686	1,534	1,626	2,155
Foreclosed assets(7)	480	276	261	311	328
Total nonperforming assets	$ 2,775	$ 1,962	$ 1,795	$ 1,937	$ 2,483
As a percentage of total assets	0.80%	0.57%	0.58%	0.70%	0.93%
Restructured loans	$ 18	$ 22	$ 34	$ 111	$ 98
Total nonperforming assets and restructured loans	$ 2,793	$ 1,984	$ 1,829	$ 2,048	$ 2,581

(1)          If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $118 million in 2006, $79 million in 2005, $64 million in 2004, $86 million in 2003 and $118 million in 2002.

(2)          Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $185 million, $245 million, $76 million, $66 million and $119 million at December 31, 2006, 2005, 2004, 2003, and 2002. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

(3)          Credit card loans are exempt under regulatory rules from being classified as nonaccrual because they are charged off when they are determined to be uncollectible, or by the end of the month in which the account becomes 180 days past due.

(4)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(5)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(6)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(7)          Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $99 million, $79 million, $79 million, $82 million and $151 million at December 31, 2006, 2005, 2004, 2003 and 2002 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

Loans held in portfolio (excluding the allowance for loan and lease losses) and nonaccrual loans, in each instance excluding credit card loans, by geographic concentration at December 31, 2006 were as follows:

	California		New York/New Jersey		Florida
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$ 45,812	$ 153	$ 11,258	$ 96	$ 9,700	$ 79
Home equity loans and lines of credit(1)	27,889	120	4,207	19	4,559	15
Subprime mortgage channel(2)	4,819	225	2,307	149	1,906	78
Home construction(3)	1,180	15	66	1	108	–
Multi-family	20,404	8	4,825	23	421	–
Other real estate	3,606	11	1,035	3	65	1
Total loans secured by real estate	103,710	532	23,698	291	16,759	173
Consumer.	110	–	29	–	20	–
Commercial	400	2	222	3	140	1
Total loans and nonaccrual loans held in portfolio	$ 104,220	$ 534	$ 23,949	$ 294	$ 16,919	$ 174
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	49%	23%	11%	13%	8%	8%

(1)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

	Washington/Oregon		Texas		Illinois
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$ 4,683	$ 29	$ 1,280	$ 16	$ 3,625	$ 38
Home equity loans and lines of credit(1)	5,654	16	3,450	12	1,141	10
Subprime mortgage channel(2)	835	24	1,286	90	1,022	93
Home construction(3)	348	4	26	–	31	1
Multi-family	1,510	–	355	3	677	–
Other real estate	544	5	503	12	4	–
Total loans secured by real estate	13,574	78	6,900	133	6,500	142
Consumer	68	1	24	–	2	–
Commercial	94	1	166	1	46	–
Total loans and nonaccrual loans held in portfolio	$ 13,736	$ 80	$ 7,090	$ 134	$ 6,548	$ 142
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	6%	3%	3%	6%	3%	6%

(1)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

	Other(4)		Total
	Portfolio	Nonaccrual	Portfolio		Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$ 23,121	$ 229	$ 99,479		$ 640
Home equity loans and lines of credit(1)	5,982	39	52,882		231
Subprime mortgage channel(2)	8,592	624	20,767		1,283
Home construction(3)	323	6	2,082		27
Multi-family	1,969	12	30,161		46
Other real estate	988	19	6,745		51
Total loans secured by real estate	40,975	929	212,116		2,278
Consumer.	23	–	276		1
Commercial	639	8	1,707		16
Total loans and nonaccrual loans held in portfolio	$ 41,637	$ 937	$ 214,099	(5)	$ 2,295
Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	20%	41%	100%		100%

(1)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(4)          Of this category, Colorado had the largest portfolio balance of approximately $4.12 billion and Massachusetts had the largest nonaccrual balance of $86 million.

(5)          Excludes credit card loans of $10.86 billion.

Credit Card Loans

The Company offers a wide selection of credit cards to consumers and small businesses. Products offered include Washington Mutual-branded credit cards, as well as a variety of affinity and co-branded credit cards.

Credit cards provide borrowers with revolving, generally unsecured lines of credit that are used to make purchases and obtain cash advances primarily through VISA and MasterCard credit card networks. Credit card loans typically have smaller balances, shorter lifecycles and experience higher delinquency and loss rates than secured real estate loans. To offset the higher risk of loss inherent in unsecured credit card loans, interest rates and fees are generally structured to generate higher yields than secured real estate loans.

The Company selectively targets customers that are often underserved by large prime/superprime-oriented credit card issuers and who satisfy its underwriting criteria. The Company uses an automated underwriting process that includes an assessment of an applicant’s credit profile and expected payment performance when reviewing credit card applications. With the acquisition of Providian Financial Corporation in 2005, the Company has increasingly leveraged cross-selling opportunities to customers with existing retail relationships.

Account management efforts, seasoning, and economic conditions all affect overall credit quality. The Company monitors customers’ risk profiles regularly to optimize loss exposure over time and reserves the right under its credit card account agreement to change or terminate at any time, subject to applicable notice requirements, any terms, conditions, services, or features of the agreement. In cases where the customer fails to comply with the account agreement or presents a higher credit risk, the Company may restrict further use of the card, close the account, increase the interest rate, and/or pursue collection efforts.

Collection efforts are performed on accounts that are delinquent and for accounts that are current but over their credit limit. The Company uses a delinquency lifecycle strategy, in combination with behavior-driven approaches, consumer counseling, and consumer debt management programs, to manage delinquent accounts. Under the delinquency lifecycle strategy, the Company prioritizes collections to focus on delinquency status, with attention to customer events within each stage of delinquency.

Features of Residential Loans

Certain residential loans have features that may result in increased credit risk when compared with residential loans without those features. Categories of loans within the Company’s portfolio that have such features include loans with an option to defer the payment of interest (i.e., Option ARM home loans), home loans where the loan-to-value ratio is greater than 80 percent, home equity loans and lines of credit where the  combined loan-to-value ratio is greater than 80 percent, and interest-only payment loans. The loan-to-value ratio measures the ratio of the original loan amount to the appraised value of the collateral at origination. The combined loan-to-value ratio measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral. Where the second lien product is a line of credit, the total commitment amount is used in the combined loan-to-value calculation.

Loan balances for these categories of loans and their relative significance as a percentage of total loans held in portfolio (excluding the allowance for loan and lease losses) at December 31, 2006 is presented in the table below:

	Loan Balance	As a % of Total Loans Held in Portfolio
	(in millions)
Option ARM home loans	$ 63,557	28%
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent	7,480	3%
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	15,591	7%
Interest-only home loans	11,652	5%

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

Recasting events occur at least every 60 months, at which time a new minimum monthly payment is calculated without regard to any limits on the increase or decrease in amount that would otherwise apply under the annual 7.5% payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including any theretofore deferred interest, over the remainder of the loan term using the fully-indexed rate then in effect. A recasting event will also occur immediately, whenever the unpaid principal balance reaches the negative amortization cap, which is expressed as a percent of the original loan balance. Prior to 2006, the negative amortization cap was 125% of the original loan balance (or 110% of the original loan balance for loans secured by property located in New York and loans purchased through the correspondent channel). For all Option ARM loans originated in 2006 the negative amortization cap was 110% of the original loan balance. For Option ARM loans originated in 2007, the negative amortization cap was raised to 115%, with the exception of loans secured by property located in New York and loans purchased through the correspondent channel where the negative amortization cap remains at 110%.

In the first month that follows a recasting event, the minimum payment will equal the fully-amortizing payment. If in subsequent months the index rate decreases, the minimum payment may exceed the fully-amortizing payment. Conversely, if the index rate increases in subsequent months, negative amortization may resume. In this situation, the 7.5% annual payment cap could once again limit the change in the minimum payment until the next recasting event, which is on the same terms as the initial recast event.

Excluding the effect of prepayments and charge-offs, as of December 31, 2006, 3.2% of the Company’s Option ARM portfolio will recast in 2007, and 12.1% of the Company’s Option ARM portfolio will recast in 2008.

Loan Performance

Trends in loan performance and risk attributes such as loan-to-value ratios, credit scores, negative amortization, minimum payment adjustments, degree of minimum payment utilization, and geographic concentrations are monitored and analyzed as part of the Company’s credit risk management process. Interest rates, housing price trends and other economic variables are also taken into consideration when modeling these risks. External credit scores are a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

Key statistics for Option ARM loans held in the Company’s home loan portfolio include:

	December 31,
	2006	2005	2004
	(dollars in millions)
Loan balance	$ 63,557	$ 71,201	$ 66,310
Loan volume(1)	42,594	65,160	67,485
Capitalized interest recognized in earnings that resulted from negative amortization	1,068	292	19
Total amount by which the unpaid principal balance exceeded the original principal amount	888	160	11
Balance of loans that experienced a net increase in negative amortization during the year	48,832	44,796	18,364
Percentage of borrowers whose final loan payment of the year resulted in negative amortization:
By number of loans	51%	42%	18%
By value of loans	68	56	25

(1)          For the year.

The geographic distribution of the Company’s home loan Option ARM portfolio is set forth in the table below:

	Portfolio		Weighted Average Loan-to-Value Ratio at Origination
	(dollars in millions)
California	$ 31,040	49%	71%
Florida	7,497	12	72
New York/New Jersey	6,244	10	70
Washington/Oregon	2,242	3	73
Illinois	1,768	3	75
Texas	617	1	75
Other	14,149	22	73
Total home loan Option ARMs held in portfolio	$ 63,557	100%	71

Underwriting and Risk Mitigation

The Company actively manages the credit risk inherent in its Option ARM portfolio primarily by ensuring compliance with its underwriting standards, monitoring loan performance and conducting risk modeling procedures. Risk attributes and compensating factors, which may include an applicant’s credit score, the loan-to-value ratio, loan size, and debt-to-income ratio, are taken into consideration as part of the underwriting and pricing processes. The Company’s practice of not offering Option ARM loans through its subprime mortgage channel and of selectively selling Option ARM loans to secondary market participants has further limited the potential for credit risk in its Option ARM portfolio.

In the underwriting of loans, one of many factors the Company considers when deciding whether to approve or decline a loan is the applicant’s debt-to-income ratio. The Company’s underwriting process for Option ARM loans has historically involved calculating an applicant’s debt-to-income ratio using an administratively set interest rate. Prior to 2004, the administratively set rate approximated the then-prevailing fully-indexed rate. However, as short-term interest rates (and hence the fully-indexed rate) increased in 2004 and 2005, the Company’s administratively set qualifying rate was not adjusted upward, which resulted in loans being made to borrowers who were qualified based on debt-to-income ratios calculated using an interest rate below the fully-indexed rate. As expected, Option ARMs originated in 2004 and 2005 with a qualifying rate below the fully-indexed rate are performing similarly to comparable loans underwritten at or above the fully-indexed rate from the same time period. The administratively set rate was adjusted upward in October 2005 and, beginning in mid-December 2005, was replaced with a fully-indexed rate that adjusts monthly for changes in the index rate.

Impact of External Factors

Certain external factors have, over the last five years, contributed to a reduction in the credit risk inherent in the Option ARM portfolio. Among the two most significant economic factors affecting the Option ARM portfolio are prepayment rates, which operate to reduce the risk of payment shock in the portfolio caused by recasting events, and changes in housing prices, which affect current loan-to-value ratios. The risk of payment shock is reduced when Option ARM borrowers prepay their loans prior to the occurrence of the first recasting event.  Although in 2006 housing prices experienced a decrease in the rate of appreciation nationally and declines in some geographic markets in which the Company lends, over the past five years, housing prices have generally appreciated and have served to mitigate credit risk in the Option ARM portfolio. Housing price appreciation levels experienced during the past five years may not continue.

Home Loans with Loan-to-Value Ratios Greater than 80 percent without Private Mortgage Insurance or Government Guarantees

Loan-to-value ratios are a key determinant of future performance. Home loans with loan-to-value ratios of greater than 80 percent at origination without private mortgage insurance or government guarantees expose the Company to greater credit risk than home loans with loan-to-value ratios of 80 percent or less at origination. This greater credit risk arises because, in general, both default risk and the severity of loss is higher when borrowers have less equity to protect in the event of foreclosure. At December 31, 2006, home loans held in portfolio with these features amounted to $7.48 billion and the weighted average loan-to-value ratio at origination of such loans was 88 percent. Substantially all of these loans were made to subprime borrowers, including $5.56 billion of loans purchased from recognized subprime lenders. Total home loans with these features accounted for 16% of the Company’s home loan volume in 2006. Home loans held in portfolio with loan-to-value ratios in excess of 90 percent at origination without private mortgage insurance or government guarantees amounted to $847 million, or 0.7%, of home loans held in portfolio at December 31, 2006.

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

Home Equity Loans and Lines of Credit where the Combined Loan-to-Value Ratio is Greater than 80 percent

Instead of undertaking cash-out refinance transactions, many borrowers elect to utilize accumulated equity in their homes by borrowing money through either a first or second lien home equity loan or line of credit. The existence of a first lien mortgage loan and second lien home equity loan or line of credit made to one borrower and secured by the same property, most often arises when the Company:

•       Originates the first lien mortgage loan and second lien home equity loan or line of credit at the same time (so called “piggyback” loans);

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

The balance of home equity loans and lines of credit with combined loan-to-value ratios of greater than 80 percent at origination totaled $15.59 billion at December 31, 2006 and accounted for 36% of the Company’s home equity volume in 2006. Substantially all of the loans and lines of credit in this portfolio had a combined loan-to-value ratio at origination of between 80 and 90 percent.

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

Interest-only Payment Home Loans

Borrowers with interest-only loans are initially required to make monthly payments that are sufficient to cover the full amount of contractual interest accrued in the previous month. After a predetermined period of time (usually 5 years), the payment is reset to allow the loan to fully-amortize over its remaining life. The Company held $11.65 billion of interest-only home loans in portfolio at December 31, 2006.

Loans with these features accounted for 14% of the Company’s home loan volume in 2006. Borrowers with interest-only loans generally have the highest credit ratings, lowest weighted average loan-to-value ratios at origination, and the most favorable delinquency statistics of all loan programs in the Company’s home loan portfolio. Compared to fully-amortizing loan products, interest-only loans originated by the Company contain other restrictions such as lower maximum loan-to-value ratios and lower maximum loan levels. Borrowers with interest-only loans are also charged a higher interest rate to compensate for the potentially higher credit risk.

In 2006, the Company designated as held for sale a portion of its interest-only payment home loan originations held previously in its loan portfolio. This change had the effect of reducing the Company’s held loan portfolio of such loans by $16.31 billion at December 31, 2006.

Subprime Mortgage Channel

Through its subprime mortgage channel, the Company originates, purchases and holds for investment, both home loans and home equity loans. Such loans are originated under the Company’s Long Beach Mortgage name or are purchased from lenders who are generally recognized as lending to subprime borrowers (“Subprime Lenders”). As of December 31, 2006, subprime mortgage channel loans held for investment totaled $20.77 billion, of which $4.40 billion were originated under the Long Beach Mortgage name and $16.37 billion were purchased from Subprime Lenders.

As part of Long Beach Mortgage’s underwriting process, loan application and appraisal packages are reviewed to ensure conformity with the Company’s stated credit guidelines. Collateral appraisal information is also reviewed by a separate appraisal review group. Similarly, all purchases from Subprime Lenders must satisfy the Company’s stated credit guidelines. The Company does not originate or purchase loan products with negative amortization features through its subprime mortgage channel.

In accordance with the Company’s underwriting guidelines, borrowers with hybrid adjustable-rate home loans originated under the Long Beach Mortgage name, where the initial interest rate is fixed for 2 to 5 years, were qualified at the payment associated with the fixed interest rate charged in the initial contractual period. Such balances totaled $3.70 billion at December 31, 2006.

To compensate for the increased credit risk of loans in the subprime mortgage channel, the Company generally charges such borrowers a higher rate of interest than borrowers in the prime channel. The Company prices loans based on risk, evaluating various criteria including a borrower’s mortgage payment history, FICO score, loan-to-value ratio, documentation type, and other risk elements.

Loans originated under the Long Beach Mortgage name are acquired through its broker network. Broker relationships are continuously monitored to mitigate credit risk and potential fraud stemming from broker practices. This includes the screening of new brokers and monitoring of broker performance for both delinquency and prepayment trends. Broker relationships can be terminated based on poor credit performance of the broker’s originated loans. Fraud prevention and monitoring processes are used to detect high risk collateral and fraudulent borrowers.

Once subprime mortgage channel loans are funded, the Company employs an active portfolio management strategy and monitors borrowers’ risk profiles and current loan-to-value ratios so as to limit long-term loss exposure.

Subprime mortgage channel loans are managed by a dedicated collections department with collectors experienced in subprime mortgage loan collections. Servicing activities for these loans emphasize direct contact with customers at early levels of delinquency status based on the customers’ risk profile, and the Company uses automated telephone dialing and call distribution systems to increase the effectiveness of collection calls. Customized payment plans and work-out plans may be used to return delinquent loans to current status. When delinquent loans become 120 days contractually past due, the loan foreclosure process typically begins. Loans are restructured on a selective basis, so as to minimize loss during the collections and foreclosure process.

In 2006, the Company began making bulk purchases of home equity loans from Subprime Lenders through the conduit. At December 31, 2006, the Company held $2.04 billion of subprime mortgage channel home equity loans in its investment portfolio, including $66 million of home equity loans originated under the Long Beach Mortgage name. Purchases of home equity loans through the conduit may only be made through approved sellers.  The Company monitors the performance of such loans against targets and ensures concentration limits are not breached.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in the Company’s loan and lease portfolios as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance, particularly the unallocated allowance, is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods.

The allowance provides for incurred losses that are inherent in the loan portfolio. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Generally, borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender’s knowledge of those events. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

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

Most loans are evaluated for loss on a collective basis under FASB Statement No. 5, Accounting for Contingencies. The allocated allowance for most loans (including home loans, home equity loans and lines of credit, credit card loans, and most commercial business, commercial real estate and multi-family loans) is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data. Management periodically reviews these models for reasonableness and updates the assumptions used in these models. Most commercial business, commercial real estate and multi-family loans are reviewed and assigned a risk grade. The loans are then categorized by their risk grade into pools, with each pool having a pre-assigned loss factor commensurate with the applicable level of estimated risk. Loss factors are then multiplied by the unpaid principal balance of loans in each pool to determine the allocated allowance applicable to that pool.

The Company also evaluates certain commercial business, commercial real estate and multi-family loans on an individual basis for impairment, as required by FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, and records an allowance for impaired loans as appropriate. Loans that are individually deemed to be impaired are excluded from other loan loss analyses so as to avoid double counting the loss exposure.

The allocated allowance is supplemented by the unallocated allowance. The unallocated component reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the allocated allowance (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions within portfolio segments, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions)
Balance, beginning of year	$1,695	$1,301	$1,250	$1,503	$1,278
Allowance transferred to loans held for sale	(401)	(270)	(23)	(3)	(31)
Allowance acquired through business combinations	30	592	–	–	148
Other	–	–	–	17	(48)
Provision for loan and lease losses(1)	816	316	209	42	404
	2,140	1,939	1,436	1,559	1,751
Loans charged off:
Loans secured by real estate:
Home loans(2)	(50)	(38)	(39)	(65)	(52)
Home equity loans and lines of credit(2)	(31)	(30)	(22)	(14)	(14)
Subprime mortgage channel(3)	(140)	(50)	(39)	(39)	(33)
Home construction(4)	(8)	(1)	(1)	(2)	(1)
Multi-family	–	(1)	(2)	(5)	(1)
Other real estate	(5)	(8)	(11)	(97)	(60)
Total loans secured by real estate	(234)	(128)	(114)	(222)	(161)
Consumer:
Credit card	(322)	(138)	–	–	–
Other	(19)	(38)	(53)	(69)	(70)
Commercial	(28)	(34)	(21)	(79)	(73)
Total loans charged off	(603)	(338)	(188)	(370)	(304)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(2)	1	–	–	10	2
Home equity loans and lines of credit(2)	8	9	4	1	1
Subprime mortgage channel(3)	6	3	3	3	–
Multi-family	1	3	3	1	1
Other real estate	2	13	10	17	12
Total loans secured by real estate	18	28	20	32	16
Consumer:
Credit card	53	40	–	–	–
Other	14	19	19	15	13
Commercial	8	7	14	14	27
Total recoveries of loans previously charged off	93	94	53	61	56
Net charge-offs	(510)	(244)	(135)	(309)	(248)
Balance, end of year	$1,630	$1,695	$1,301	$1,250	$1,503
Net charge-offs as a percentage of average loans held in portfolio	0.21%	0.11%	0.07%	0.20%	0.17%
Allowance as a percentage of total loans held in portfolio	0.72	0.74	0.63	0.71	1.05

(1)          Includes a $202 million reversal of provision for loan and lease losses recorded in the fourth quarter of 2003.

(2)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(3)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(4)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

After substantial growth in 2001 following the Company’s acquisition of Bank United Corp, nonperforming asset trends stabilized in 2002, reflecting the beginning of a slow economic recovery after the downturn in 2001. Accordingly, after growing steadily to 1.08% in the second quarter of 2002, the allowance for loan and lease losses, expressed as a percentage of total loans held in portfolio, stabilized during the remainder of that year, ending at 1.05% at December 31, 2002.

During 2003, economic indicators improved significantly as evidenced by stable interest rates, a strong housing market and lower unemployment levels. These favorable external factors were augmented by the Company’s ability to sell its underperforming franchise finance loan portfolio at a price that substantially exceeded its carrying value. As a result of all of these events, the Company determined that a $202 million reversal of the provision for loan and lease losses in the fourth quarter of 2003 was appropriate.

During 2004, the continuing strength of the U.S. housing market facilitated a relatively benign credit environment throughout the year. The favorable credit climate, as well as the sales and runoff of higher risk portfolios in 2003, resulted in much lower net charge-offs in 2004. Accordingly, the allowance for loan and lease losses as a percentage of loans held in portfolio declined from 0.71% at December 31, 2003 to 0.63% at December 31, 2004.

The allowance for loan and lease losses increased by $394 million from $1.30 billion at December 31, 2004 to $1.70 billion at December 31, 2005 largely reflecting the addition of the credit card portfolio of the former Providian Financial Corporation on October 1, 2005. Largely as a result of this addition, the allowance for loan and lease losses expressed as a percentage of total loans held in portfolio increased from 0.63% at December 31, 2004 to 0.74% at December 31, 2005. Despite increases in short-term interest rates, the overall credit environment during 2005 was relatively stable, fostered by strong employment and real estate markets.

The change in the allowance for loan and lease losses was relatively small during 2006, declining slightly from $1.70 billion at December 31, 2005 to $1.63 billion at December 31, 2006. Expressed as a percentage of total loans held in portfolio, the allowance for loan and lease losses declined from 0.74% at December 31, 2005 to 0.72% at December 31, 2006. The reduction was attributable to several factors, including improvements in the credit profiles of certain held for investment products and refinements to the Company’s reserve and provisioning methodology.

The decrease in the unallocated allowance, expressed as a percentage of total loans held in portfolio, from 0.17% at December 31, 2005 to 0.09% at December 31, 2006, resulted from including in the allocated allowance certain factors that are now modeled that were previously not modeled but included in the unallocated allowance. Partially offsetting this decrease in the unallocated allowance were increases due to concerns over the downturn in the housing market and the recent performance of loans in the subprime mortgage channel.

An analysis of the allowance for loan and lease losses was as follows:

	December 31,
	2006			2005			2004
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home loans(2)	$202	0.20%	44.22%	$222	0.19%	49.71%	$214	0.19%	53.10%
Home equity loans and lines of credit(2)	184	0.35	23.51	106	0.21	22.14	83	0.19	21.08
Subprime mortgage channel(3)	326	1.57	9.23	374	1.77	9.21	243	1.27	9.26
Home construction(4)	5	0.24	0.93	6	0.29	0.89	12	0.51	1.13
Multi-family	85	0.28	13.41	122	0.48	11.15	101	0.45	10.76
Other real estate	54	0.80	2.99	69	1.37	2.19	116	2.05	2.74
Total allocated allowance secured by real estate	856	0.40	94.29	899	0.41	95.29	769	0.38	98.07
Consumer:
Credit card	508	4.68	4.83	328	4.08	3.50	–	–	–
Other	7	2.32	0.12	27	4.25	0.28	36	4.55	0.38
Commercial	45	2.64	0.76	44	2.03	0.93	51	1.59	1.55
Total allocated allowance held in portfolio	1,416	0.63	100.00	1,298	0.57	100.00	856	0.41	100.00
Unallocated allowance	214	0.09	–	397	0.17	–	445	0.22	–
Total allowance for loan and lease losses	$1,630	0.72%	100.00%	$1,695	0.74%	100.00%	$1,301	0.63%	100.00%

(1)                 Excludes loans held for sale.

(2)         Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(3)         Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(4)         Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(This table is continued on the next page.)

(Continued from the previous page.)

	December 31,
	2003			2002
	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan and Lease Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home loans(2)	$321	0.32%	57.12%	$251	0.30%	57.92%
Home equity loans and lines of credit(2)	82	0.30	15.78	46	0.29	11.31
Subprime mortgage channel(3)	84	0.65	7.41	169	1.67	7.08
Home construction(4)	18	0.81	1.27	22	1.13	1.36
Multi-family	139	0.68	11.60	146	0.81	12.59
Other real estate	110	1.65	3.80	296	3.71	5.58
Total allocated allowance secured by real estate	754	0.44	96.98	930	0.68	95.84
Consumer:
Credit card	–	–	–	–	–	–
Other	49	4.77	0.59	70	4.21	1.16
Commercial	72	1.69	2.43	116	2.70	3.00
Total allocated allowance held in portfolio	875	0.50	100.00	1,116	0.78	100.00
Unallocated allowance	375	0.21	–	387	0.27	–
Total allowance for loan and lease losses	$1,250	0.71%	100.00%	$1,503	1.05%	100.00%

(1)                 Excludes loans held for sale.

(2)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(3)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(4)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

90 or More Days Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $97 million, $107 million, $85 million, $46 million and $60 million at December 31, 2006, 2005, 2004, 2003 and 2002. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $586 million and $465 million at December 31, 2006 and 2005, including $113 million and $87 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at December 31, 2006 and 2005 was 5.25% and 5.07%. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. Due to the sale of substantially all of the Company’s government loan servicing portfolio in July 2006, the balance of such loans declined considerably. The Company’s held for sale portfolio contained $37 million, $1.06 billion, $1.60 billion, $2.50 billion and $3.22 billion of such loans that were 90 days or more contractually past due and still accruing interest at December 31, 2006, 2005, 2004, 2003 and 2002.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At December 31, 2006 and 2005, the gross positive fair value of the Company’s derivative financial instruments was $618 million and $792 million. The Company’s master netting agreements at December 31, 2006 and 2005 reduced the exposure to this gross positive fair value by $339 million and $561 million. The Company’s collateral against derivative financial instruments was $16 million and $82 million at December 31, 2006 and 2005. Accordingly, the Company’s net exposure to derivative counterparty credit risk at December 31, 2006 and 2005 was $263 million and $149 million.

Liquidity Risk and Capital Management

The objective of liquidity risk management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Projected changes in the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are factors that influence the Company’s liquidity profile. The Company establishes liquidity guidelines for the Parent as well as for its principal operating subsidiaries. The Company also maintains contingency liquidity plans that provide for specific actions and timely responses to liquidity stress situations.

The Company continues to diversify its funding sources, thereby reducing its reliance on any one source of liquidity. In 2006, the Company reduced its borrowings from the Federal Home Loan Banks by $24.47 billion or 36 percent to $44.30 billion, increased its brokered consumer deposits by $15.32 billion or 219 percent to $22.30 billion, increased borrowings under the Global Bank Note Program by $8.63 billion or 164 percent to $13.88 billion and launched a covered bond program, under which $5.05 billion was outstanding at December 31, 2006.

Parent

The Parent’s primary sources of liquidity are dividends from subsidiaries and funds raised in various capital markets. Dividends paid by the Parent’s banking subsidiaries may fluctuate from time to time in order to ensure that both internal capital targets and various regulatory requirements related to capital adequacy are met. For more information on dividend limitations applicable to the Parent’s banking subsidiaries, refer to “Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depositary shares were registered. The Parent’s senior debt and commercial paper were rated A and F1 by Fitch, A3 and P2 by Moody’s, A- and A2 by Standard and Poor’s, and A and R-1L by DBRS.

Liquidity sources for the Parent include a commercial paper program and a revolving credit facility. At December 31, 2006, the commercial paper program provided for up to $1 billion in funds. In addition, a revolving credit facility of $800 million provides credit support for the commercial paper program and is also available for general corporate purposes. At December 31, 2006, the Parent had no commercial paper outstanding and the entire amount of the revolving credit facility was available. The Parent maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Parent’s banking subsidiaries are retail deposits, wholesale borrowings, the maturity and repayment of portfolio loans, cash received from the sale of available-for-sale securities and mortgage loans designated as held for sale, and the securitization of assets. Among these sources, retail deposits continue to provide the Company with a significant source of stable funding. The Company’s continuing ability to retain its retail deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Wholesale borrowings include FHLB advances, brokered certificates of deposit, repurchase agreements, senior and subordinated debt, covered bonds and federal funds purchased. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, covered bond issuances and repurchase agreements.

As part of its funding diversification strategy, Washington Mutual Bank launched a 20 billion Euro-denominated covered bond program in September 2006. Under the program, WMB will, from time to time, issue floating rate US dollar-denominated mortgage bonds secured principally by its portfolio of residential mortgage loans to a statutory trust not affiliated with the Company, which in turn will issue Euro-denominated covered bonds secured by the mortgage bonds. At December 31, 2006, $5.05 billion of covered bonds were outstanding and 16 billion Euros were available for issuance under this program. In 2006, WMB also increased the amount borrowed under the Global Bank Note Program by $8.63 billion. Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, the Bank may issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. WMB had $13.37 billion available under this program as of December 31, 2006.

During 2006, proceeds from the sale of loans held for sale was approximately $123 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $125 billion of loans held for sale in 2006. Typically, a cyclical pattern of sales and originations/purchases repeats itself during the course of a period and the amount of funding necessary to sustain mortgage banking operations does not significantly affect overall liquidity levels.

Senior unsecured long-term obligations of WMB were rated A by Fitch, A2 by Moody’s, A by Standard and Poor’s and AH by DBRS. Short-term obligations were rated F1 by Fitch, P1 by Moody’s, A1 by Standard and Poor’s and R-1M by DBRS.

Capital Management

Capital is generated primarily through the Company’s business operations, and the Company’s capital management program promotes the efficient use of this resource. Capital is primarily used to fund organic growth, pay dividends and repurchase shares.

During 2006, the Company issued $2.5 billion of high equity content securities through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank, and approximately $500 million of perpetual preferred stock. While such instruments have long been acknowledged by the OTS as qualifying elements in the composition of financial institution core capital structures, the rating agencies have only recently taken a similar view. Such instruments are included as equity components within the Company’s tangible equity to total tangible assets ratio.

As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. In 2005, the Company adopted a share repurchase program approved by the Board of Directors (the “2005 Program”). Under the 2005 Program, the Company was authorized to repurchase up to 100 million shares of its common stock, as conditions warranted. On July 18, 2006, the Company discontinued the 2005 Program and adopted a new share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. In 2006, the Company repurchased 67.4 million shares of its common stock.

When the Company engages in share repurchases, management evaluates the relative risks and benefits of repurchasing shares in the open market, with the attendant daily trading limits and other constraints of the Rule 10b-18 safe harbor, as compared to an accelerated share repurchase (“ASR”) transaction. In an ASR transaction, the Company repurchases a large block of stock at an initial specified price from a counterparty, typically a large broker-dealer, who has borrowed the shares. Upon final settlement of an ASR transaction, the initial specified price is adjusted to reflect actual prices at which the Company’s shares traded over the period of time after the initial repurchase that is specified in the ASR agreement. Through this final settlement process, market risks and costs associated with fluctuations in the Company’s stock price during the subsequent time period may be transferred from the counterparty to the Company.

ASR transactions immediately deploy the capital associated with share repurchases, making them economically more efficient than open market repurchases. Additionally, ASR transactions may be structured to include optionality or hedging arrangements that afford the Company the opportunity to mitigate price risk, and potentially mitigate the volatility of open market price fluctuations. While these benefits of an ASR transaction are significant considerations, open market repurchases are usually a more operationally efficient alternative when the Company chooses to deploy its excess capital in smaller amounts, particularly given the time required and the complexity associated with structuring an ASR transaction. In contrast, when the Company chooses to deploy its excess capital in larger amounts, an ASR transaction becomes more attractive and shares repurchased in an ASR transaction are removed upon the initiation of the repurchase when calculating earnings per share. Because ASR transactions involve more complex legal structures and counterparty risks than open market repurchases, the Company retains outside legal counsel to assist in structuring and documenting the transactions and applies its market risk and counterparty credit risk management standards. Additional information regarding these transactions is included in Note 15 to the Consolidated Financial Statements – “Common Stock.”

Refer to Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information regarding share repurchase activities.

The Company declared and paid cash dividends of $2.06 and $1.90 per share on the Company’s common stock in 2006 and 2005. Additionally, the Company paid a dividend of 37 cents per depository share of Series K Preferred Stock in 2006.

On January 17, 2007, the Company’s Board of Directors declared a cash dividend of 54 cents per share on the Company’s common stock payable on February 15, 2007 to shareholders of record as of January 31, 2007. In addition, the Company will pay a dividend of 38 cents per depository share of Series K Preferred Stock on March 15, 2007 to shareholders of record on March 1, 2007.

Capital Ratios and Regulatory Capital

The Parent is not a bank holding company and as such it is not required by the Federal Reserve Board to report its capital ratios. Nevertheless, capital ratios are integral to the Company’s capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. Estimated ratios for the Company’s Tier I leverage and total risk-based capital are presented below, along with the tangible equity to total tangible assets ratio.

	At December 31,
	2006	2005
Estimated Tier 1 leverage	6.35%	5.83%
Estimated total risk-based capital to total risk-weighted assets	11.77	10.80
Tangible equity to total tangible assets	6.04	5.62

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2006 and 2005, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

From time to time the Company issues debt denominated in foreign currencies.  When such transactions occur, the Company uses derivatives to offset the associated foreign currency exchange risk.

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

Lag/Repricing Risk

Lag risk results from timing differences between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities.  For example, the Company’s assets may reprice slower than its liabilities. The effect of this timing difference,  or “lag,” will generally be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. Lag/repricing risk can produce short-term volatility in net interest income during periods of interest rate movements, but the effect of this lag generally balances out over time.

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

MSR Risk Management

The Company manages potential change in the fair value of MSR through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSR fair value through the use of risk management instruments. The risk management instruments include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate futures and interest rate caps and floors. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

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

The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposit and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management’s judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities and borrowings are estimated based on market rates while the rates on deposits and loans are estimated based on the rates offered by the Company to retail customers.

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

January 1, 2007 and January 1, 2006 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings projection for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending December 31, 2007 and December 31, 2006.

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

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
January 1, 2007	4.01%	(2.42)%
January 1, 2006	2.62	(2.45)
Net income change for the one-year period beginning:
January 1, 2007	2.28	(1.23)
January 1, 2006	2.59	(3.27)

Net interest income was adversely impacted by rising short-term rates and the inversion of the yield curve. Short-term interest rates have increased approximately 90 basis points since December 31, 2005 while long-term rates have increased approximately 30 basis points. These yield curve movements have resulted in flat to slightly inverted Treasury and LIBOR curves at December 31, 2006.

The analysis for the period beginning January 1, 2007 includes the sale of approximately $18 billion in hybrid loans during the first quarter of 2007. In general, this transaction reduces net interest income sensitivity and enhances the net interest margin in environments with stable or rising interest rates. The transaction also reduces the prepayment risk inherent in these loans in falling interest rate environments.

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

These sensitivity analyses are limited in that they were performed at a particular point in time. The analyses assume management does not initiate additional strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios other than the sale of approximately $18 billion in hybrid loans discussed above. The analyses are also dependent on the reliability of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in gain from mortgage loans that result from changes in interest rates. These analyses also assume that the projected MSR risk management strategy is effectively implemented and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. Accordingly, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Operational Risk Management

Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes and systems, or from external events, including loss related to legal risk. Operational risk can occur in any activity, function, or unit of the Company.

Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures and tools to quantify and monitor these risks. To help identify, assess and manage corporate-wide risks, the Company uses corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Enterprise Spend Management and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

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

The Company has a process for identifying and monitoring operational loss data, thereby permitting root cause analysis and monitoring of trends by line of business, process, product and risk-type. This analysis is essential to sound risk management and supports the Company’s process management and improvement efforts.

Tax Contingency

The Company accounts for income tax contingencies in accordance with Statement No. 5, Accounting for Contingencies. The calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company believes that the liabilities that have been recorded are adequate to cover the tax contingencies. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations, however, could have a material impact on its results of operations.

From 1981 through 1985, H.F. Ahmanson & Co. (“Ahmanson”), which was acquired by the Company in 1998, acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation (“FSLIC”) assisted transactions. Ahmanson sold its branches and abandoned the branching rights it acquired in those states in years prior to 1999. The Company (as successor to Ahmanson) believes it is entitled to tax deductions at the time the branches were sold and the branching rights were abandoned and the Company has filed refund claims with the Internal Revenue Service (“IRS”) asserting its belief. The IRS has disallowed the claims for refund.   The Company filed a claim in the U.S. District Court of Western Washington in January 2006 asserting its rights to such refunds for the abandonment of branching rights in two states. The Company currently estimates that its claim will go to trial in 2008. The maximum potential tax benefit related to all abandoned branching rights is approximately $200 million before interest.

In addition, the Company believes it is entitled to tax deductions for supervisory goodwill obtained in several FSLIC assisted transactions. The maximum benefit for the deduction of supervisory goodwill is approximately $550 million before interest. At December 31, 2006, the Company has filed claims with the IRS related to the supervisory goodwill in the amount of $173 million.

No benefit has been recognized in the Company’s Consolidated Financial Statements for the branching rights and supervisory goodwill contingency items discussed above.

Goodwill Litigation

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act was enacted. Among other things, the Act raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill that could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from the regulatory capital of many savings institutions led them to take actions to replace the lost capital either by issuing new qualifying debt or equity securities or to reduce assets. A number of these institutions and their investors subsequently sued the United States Government seeking damages based on breach of contract and other theories (collectively “Goodwill Lawsuits”).

To date, trials have been concluded and opinions have been issued in a number of Goodwill Lawsuits in the United States Court of Federal Claims. Generally, in Goodwill Lawsuits in which opinions have been issued by the Court of Federal Claims, either the plaintiffs, the defendant (U.S. Government), or both the plaintiffs and the defendant, have opted to appeal the decision to the United States Court of Appeals for the Federal Circuit. Typically, following completion of these appeals, one or more parties has petitioned the United States Supreme Court for a writ of certiorari, but all such petitions have been denied. Generally, the appeals have resulted in the cases being remanded to the Court of Federal Claims for further trial proceedings.

American Savings Bank, F.A.

In December 1992, American Savings Bank, Keystone Holdings, Inc. and certain related parties brought a lawsuit against the U.S. Government, alleging, among other things, that in connection with the acquisition of American Savings Bank they entered into a contract with agencies of the United States and that the U.S. Government breached that contract. As a result of the Keystone acquisition, the Company succeeded to all of the rights of American Savings Bank, Keystone Holdings and the related parties in such litigation and will receive any recovery from the litigation.

In connection with the Keystone acquisition, there are 6 million shares of the Company’s common stock currently in escrow. Under the terms of the original escrow arrangement, upon receipt of net cash proceeds from a final unappealable judgment in or settlement of the litigation prior to the expiration of the escrow, one share will be released from escrow to the Keystone investors for each $18.4944 of net proceeds received by the Company. The escrow will expire on December 20, 2008, subject to certain limited extensions.

On December 18, 2006 a summary judgment order in favor of plaintiffs was entered in the lawsuit in the amount of $402 million. On February 14, 2007, the U.S. Government filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of that and several earlier trial court decisions.

Dime Bancorp, Inc.

In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982–1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the U.S. Government. Dime Bancorp distributed a Litigation Tracking WarrantTM (an “LTW”) for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMB and the Company. As a result of these mergers, the Company assumed the litigation against the U.S. Government and the LTWs are now, when exercisable, exercisable for shares of the Company’s common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2006. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company’s Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

In a series of decisions issued in 2002, the Court of Federal Claims granted the Company’s summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the U.S. Government’s motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the U.S. Government’s motion for summary judgment with respect to the claim for the Company’s lost profits, but granted the U.S. Government’s motion with respect to the Company’s alternative claims for reliance damages and for the value of the lost supervisory goodwill. A six-week trial on the Company’s lost profits claim started in June 2005, followed by a post-trial briefing which was completed in November 2005. The case now awaits a decision on damages from the trial judge. There can be no assurance or accurate prediction of the timing or the amount of damages that will be awarded by the trial judge. In addition, each of the trial judge’s decisions, including its findings on the U.S. Government’s contract liability and any damages awarded, is subject to appeal.

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

Comparison of 2005 to 2004

The following discussion and analysis provides a comparison of the Company’s results of operations between 2005 and 2004. Financial tables within the Earnings Performance from Continuing Operations supplement this discussion.

Corporate Results of Operations

Net Interest Income

For 2005, net interest income increased $807 million, or 11%, compared with 2004. The increase was largely due to growth in average interest-earning assets, which increased 17% during 2005. Partially offsetting the growth in interest-earning assets was contraction in the net interest margin, which declined 15 basis points from 2004. The decrease in the net interest margin was due to an increase in the cost of the Company’s interest-bearing liabilities, which was driven by increases in short-term interest rates.

Noninterest Income

Revenue from sales and servicing of home mortgage loans increased primarily due to higher levels of gains from the sale of mortgage loans and originated mortgage backed securities, net of gains and losses from risk management instruments. This increase was fostered by the strength of the U.S. housing market, which fueled strong customer demand for the Company’s home loan products. Higher home mortgage loan servicing revenue, reflecting growth in the servicing portfolio in 2005, also contributed to the increase. The addition of the Company’s credit card operations from the October 1, 2005 Providian acquisition added more than $400 million of revenue from sales and servicing of consumer loans and $139 million of credit card fee income in 2005. Depositor and other retail banking fees increased by $194 million, or 10%, primarily due to higher levels of checking fees that resulted from an increase in the number of noninterest-bearing checking accounts and an increase in debit card interchange and ATM-related income. Insurance income decreased $54 million, or 24%, primarily due to a decline in mortgage-related insurance income, as payoffs of loans with mortgage insurance more than offset insurance income generated from loan volume during 2005. Several securities sold under agreements to repurchase (“repurchase agreements”) with embedded pay-fixed swaps were terminated during the third quarter of 2004, resulting in a net loss on extinguishment of borrowings of $147 million. During the first half of 2004, the Company terminated certain pay-fixed swaps hedging variable rate FHLB advances, resulting in a loss of $90 million. These transactions reduced the Company’s wholesale borrowing costs.

Noninterest Expense

Compensation and benefits increased $304 million, or 9%, primarily due to an increase in employees from growth in the Company’s retail banking and credit card operations. The increase in depositor and other retail banking losses was largely due to higher levels of overdraft charge-offs, losses from returned deposited checks and debit card and check fraud. The increase in advertising and promotion expense was primarily due to marketing and other professional services expense incurred due to the addition of the Company’s credit card operations. Professional fees increased primarily due to both increased outside attorney fees for litigation related to supervisory goodwill lawsuits, in which the Company is a plaintiff, and increased outside recruiting fees. Postage expense increased largely due to increased direct mail volume related to the Company’s credit card operations.

Operating Segment Results of Operations

Retail Banking Group

The increase in net interest income was predominantly due to increasing funds transfer credits on deposits, which outpaced the increase in interest expense. Also contributing to the increase was higher average balances of home equity loans and lines of credit, which grew by $12.06 billion, from $35.85 billion in 2004 to $47.91 billion in 2005. The increase in noninterest income was primarily due to growth in depositor and other retail banking fees and a $32 million gain from the sale of five retail branches in Texas. The number of retail checking accounts at December 31, 2005 totaled approximately 9.9 million, compared with 9.0 million in 2004. The increase in noninterest expense was primarily due to higher compensation and benefits expense and occupancy and equipment expense. This increase was attributable to the expansion of the retail banking distribution network, which included the opening of 210 new retail banking stores during 2005.

Commercial Group

The decrease in net interest income was predominantly due to higher funds transfer charges on multi-family loans that outpaced the upward repricing of this portfolio. Also contributing to the decline were lower average balances of commercial business loans, which declined $2.19 billion to $837 million in 2005. The increase in noninterest income was largely due to a $55 million gain from the sale of commercial mortgage-backed securities. The decrease in noninterest expense was primarily due to the full year impact of employee headcount reductions that resulted from the exiting of certain business activities in the second half of 2004.  Also contributing to the decrease was a reduction in technology and legal support expense.

Home Loans Group

The increase in net interest income was largely due to higher average balances of loans and an increase in funding credits on escrow deposits and other liabilities. The average balances of loans increased $19.42 billion to $64.92 billion in 2005. The decrease in noninterest expense was primarily due to lower technology, and occupancy and equipment expense. This decrease resulted from productivity improvements, which included the conversion to a single loan platform during the second half of 2004 and the consolidation of various facilities.

Corporate Support/Treasury and Other

Net interest expense during 2005 reflects the impact of the funds transfer pricing process during a rising interest rate environment. As this process concentrates the interest rate sensitivities of assets and liabilities within the Treasury Division, the results were affected by the slower repricing frequencies of the Company’s interest-earning assets. The increase in average deposits was predominantly due to growth in brokered deposits. Income from discontinued operations resulted from the sale of the Company’s former subsidiary, Washington Mutual Finance Corporation, in 2004.

Financial Statements and Supplementary Data

For financial statements, see Index to Consolidated Financial Statements on page 78.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Other Information

None.

PART III

Items 10, 11, 13 and 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held April 17, 2007. Certain information regarding the Company’s executive officers is set forth in “Business – Executive Officers of the Registrant.”

In response to Item 12, the information set forth in the Company’s definitive proxy statement relating to the ownership of common stock by the Company’s directors, executive officers and principal stockholders under the headings “Security Ownership of Directors and Executive Officers” and “Principal Holders of Common Stock” is incorporated herein by reference. Equity compensation plans information is disclosed below.

Equity Compensation Plans Information

The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (in dollars)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	34,715,898	$37.55	84,008,456	(2)(3)(4)
Equity compensation plans not approved by security holders	2,651,123 (1)	36.95 (1)	4,391,588	(5)
Total	37,367,021	37.51	88,400,044

(1)   Represents WAMU Shares Stock Option Plans grants approved by the Company’s Board of Directors. Does not include stock options that were assumed in connection with the Company’s acquisition of certain companies. The assumed options are for the purchase of 5,374,769 shares of Common Stock and have a weighted-average exercise price of $61.57 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.

(2)   Includes 1,833,934 shares of Common Stock remaining available for purchase under the Company’s Amended and Restated 2002 Employee Stock Purchase Plan and 80,593,285 shares of Common Stock remaining available for issuance under the 2003 Equity Incentive Plan (“2003 EIP”).

(3)   The 2003 EIP provides that each of the Company’s nonemployee directors may receive stock grants or awards at the recommendation of the Governance Committee. See Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plan.”

(4)   Under the Company’s 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 20 to the Consolidated Financial Statements – “Stock-Based Compensation Plans and Shareholder Rights Plan.”

(5)   Includes shares of Common Stock cancelled and available for issuance under the WAMU Shares Stock Option Plans.

Non-Shareholder Approved Plans

WAMU Shares Stock Option Plans

From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees. The grants are made pursuant to a series of plans, collectively known as “WAMU Shares.”  The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair value of Washington Mutual’s common stock on the grant date, and all options vest one to three years after that date and expire five to ten years from the grant date.

PART IV

Exhibits, Financial Statement Schedules

(a)           (1) Financial Statements

See Index to Consolidated Financial Statements on page 78.

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)          Exhibits:

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-4).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER
Kerry K. Killinger
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on
March 1, 2007.

/s/ KERRY K. KILLINGER	/s/ THOMAS W. CASEY
Kerry K. Killinger	Thomas W. Casey
Chairman and Chief Executive Officer; Director (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ANNE V. FARRELL	/s/ JOHN F. WOODS
Anne V. Farrell	John F. Woods
Director	Senior Vice President and Controller (Principal Accounting Officer)
/s/ STEPHEN E. FRANK	/s/ REGINA MONTOYA
Stephen E. Frank	Regina Montoya
Director	Director
/s/ THOMAS C. LEPPERT	/s/ MARY E. PUGH
Thomas C. Leppert	Mary E. Pugh
Director	Director
/s/ CHARLES LILLIS	/s/ WILLIAM G. REED, JR.
Charles Lillis	William G. Reed, Jr.
Director	Director
/s/ PHILLIP D. MATTHEWS	/s/ ORIN C. SMITH
Phillip D. Matthews	Orin C. Smith
Director	Director
/s/ MICHAEL K. MURPHY	/s/ JAMES H. STEVER
Michael K. Murphy	James H. Stever
Director	Director
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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Washington Mutual, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Washington Mutual, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007, expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Washington Mutual, Inc.

We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and of its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington
February 26, 2007

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$1,807	$2,394	$1,475
Loans held in portfolio	15,533	11,827	9,117
Available-for-sale securities	1,460	998	764
Trading assets	606	469	151
Other interest and dividend income	501	232	138
Total interest income	19,907	15,920	11,645
Interest Expense
Deposits	6,263	3,728	2,043
Borrowings	5,523	3,974	2,191
Total interest expense	11,786	7,702	4,234
Net interest income	8,121	8,218	7,411
Provision for loan and lease losses	816	316	209
Net interest income after provision for loan and lease losses	7,305	7,902	7,202
Noninterest Income
Revenue from sales and servicing of home mortgage loans	768	2,017	1,384
Revenue from sales and servicing of consumer loans	1,527	413	4
Depositor and other retail banking fees	2,567	2,193	1,999
Credit card fees	637	139	–
Securities fees and commissions	215	189	206
Insurance income	127	172	226
Trading assets income (loss)	(154)	(257)	89
Gain (loss) from sales of other available-for-sale securities	(9)	(84)	50
Gain (loss) on extinguishment of borrowings	(7)	1	(237)
Other income	706	314	340
Total noninterest income	6,377	5,097	4,061
Noninterest Expense
Compensation and benefits	3,937	3,701	3,397
Occupancy and equipment	1,711	1,520	1,657
Telecommunications and outsourced information services	554	449	478
Depositor and other retail banking losses	229	226	195
Advertising and promotion	443	315	263
Professional fees	227	181	158
Other expense	1,706	1,228	1,184
Total noninterest expense	8,807	7,620	7,332
Minority interest expense	105	–	–
Income from continuing operations before income taxes	4,770	5,379	3,931
Income taxes	1,656	1,985	1,487
Income from continuing operations	3,114	3,394	2,444

(The Consolidated Statements of Income are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Continued from the previous page.)

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Discontinued Operations
Income from discontinued operations before income taxes	42	58	21
Gain on disposition of discontinued operations	667	–	676
Income taxes	265	20	263
Income from discontinued operations	444	38	434
Net Income	$3,558	$3,432	$2,878
Net Income Available to Common Stockholders	$3,550	$3,432	$2,878
Basic earnings per common share:
Income from continuing operations	$3.27	$3.80	$2.84
Income from discontinued operations	0.47	0.04	0.50
Net Income	3.74	3.84	3.34
Diluted earnings per common share:
Income from continuing operations	$3.18	$3.69	$2.77
Income from discontinued operations	0.46	0.04	0.49
Net Income	3.64	3.73	3.26
Dividends declared per common share	2.06	1.90	1.74
Basic weighted average number of common shares outstanding (in thousands)	948,371	894,434	862,215
Diluted weighted average number of common shares outstanding (in thousands)	975,406	919,238	884,050

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(dollars in millions)
Assets
Cash and cash equivalents	$6,948	$6,214
Federal funds sold and securities purchased under agreements to resell	3,743	2,137
Trading assets (including securities pledged of $1,868 and $5,846)	4,434	10,999
Available-for-sale securities, total amortized cost of $25,073 and $24,810:
Mortgage-backed securities (including securities pledged of $3,864 and $3,950)	18,063	20,648
Investment securities (including securities pledged of $3,481 and $2,773)	6,915	4,011
Total available-for-sale securities	24,978	24,659
Loans held for sale	44,970	33,582
Loans held in portfolio	224,960	229,632
Allowance for loan and lease losses	(1,630)	(1,695)
Total loans held in portfolio, net of allowance for loan and lease losses	223,330	227,937
Investment in Federal Home Loan Banks	2,705	4,257
Mortgage servicing rights	6,193	8,041
Goodwill	9,050	8,298
Other assets	19,937	17,449
Total assets	$346,288	$343,573
Liabilities
Deposits:
Noninterest-bearing deposits	$33,386	$34,014
Interest-bearing deposits	180,570	159,153
Total deposits	213,956	193,167
Federal funds purchased and commercial paper	4,778	7,081
Securities sold under agreements to repurchase	11,953	15,532
Advances from Federal Home Loan Banks	44,297	68,771
Other borrowings	32,852	23,777
Other liabilities	9,035	7,951
Minority interests	2,448	15
Total liabilities	319,319	316,294
Stockholders’ Equity
Preferred stock, no par value: 600 and zero shares authorized, 500 and zero shares issued and outstanding ($1,000,000 per share liquidation preference)	492	–
Common stock, no par value: 1,600,000,000 shares authorized, 944,478,961 and 993,913,800 shares issued and outstanding	–	–
Capital surplus – common stock	5,825	8,176
Accumulated other comprehensive loss	(287)	(235)
Retained earnings	20,939	19,338
Total stockholders’ equity	26,969	27,279
Total liabilities and stockholders’ equity	$346,288	$343,573

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2003	881.0	$–	$3,682	$(524)	$16,247	$19,405
Comprehensive income:
Net income – 2004	–	–	–	–	2,878	2,878
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	–	198	–	198
Net unrealized gain from cash flow hedging instruments	–	–	–	256	–	256
Minimum pension liability adjustment	–	–	–	(6)	–	(6)
Total comprehensive income						3,326
Cash dividends declared on common stock	–	–	–	–	(1,510)	(1,510)
Common stock repurchased and retired	(16.1)	–	(712)	–	–	(712)
Common stock issued	9.4	–	380	–	–	380
BALANCE, December 31, 2004	874.3	–	3,350	(76)	17,615	20,889
Comprehensive income:
Net income – 2005	–	–	–	–	3,432	3,432
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	–	(198)	–	(198)
Net unrealized gain from cash flow hedging instruments	–	–	–	40	–	40
Minimum pension liability adjustment	–	–	–	(1)	–	(1)
Total comprehensive income						3,273
Cash dividends declared on common stock	–	–	–	–	(1,709)	(1,709)
Common stock repurchased and retired	(23.8)	–	(921)	–	–	(921)
Common stock issued for acquisition	127.0	–	5,030	–	–	5,030
Fair value of Providian stock options	–	–	140	–	–	140
Common stock issued	16.4	–	577	–	–	577
BALANCE, December 31, 2005	993.9	–	8,176	(235)	19,338	27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35
Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income – 2006	–	–	–	–	3,558	3,558
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	–	17	–	17
Net unrealized gain from cash flow hedging instruments	–	–	–	83	–	83
Minimum pension liability adjustment	–	–	–	(1)	–	(1)
Total comprehensive income						3,657
Cumulative effect from the adoption of Statement No. 158, net of income taxes	–	–	–	(157)	–	(157)
Cash dividends declared on common stock	–	–	–	–	(1,978)	(1,978)
Cash dividends declared on preferred stock	–	–	–	–	(8)	(8)
Common stock repurchased and retired	(67.4)	–	(3,039)	–	–	(3,039)
Common stock issued	18.0	–	688	–	–	688
Preferred stock issued	–	492	–	–	–	492
BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(in millions)
Cash Flows from Operating Activities
Net income	$3,558	$3,432	$2,878
Adjustments to reconcile income to net cash provided (used) by operating activities:
Provision for loan and lease losses	816	316	209
Gain from home mortgage loans	(622)	(807)	(649)
Gain from credit card loans	(279)	(103)	–
Loss (gain) from available-for-sale securities	5	41	(52)
Loss (gain) on extinguishment of borrowings	7	(1)	237
Gain on disposition of discontinued operations, net of tax	(415)	–	(420)
Depreciation and amortization	827	2,656	3,169
Provision for mortgage servicing rights (reversal) impairment	–	(943)	466
Stock dividends from Federal Home Loan Banks	(164)	(146)	(40)
Capitalized interest income from option adjustable-rate mortgages	(1,068)	(292)	(19)
Origination and purchases of loans held for sale, net of principal payments	(125,204)	(165,424)	(148,332)
Proceeds from sales of loans held for sale	122,977	166,997	127,429
Excess tax benefits from stock-based payment arrangement	(20)	–	–
Net decrease (increase) in trading assets	7,226	(3,227)	(4,176)
(Increase) decrease in other assets	(1,444)	(4,159)	996
Increase (decrease) in other liabilities	1,069	3,449	(1,411)
Net cash provided (used) by operating activities	7,269	1,789	(19,715)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(15,578)	(22,501)	(5,586)
Proceeds from sales and maturities of mortgage-backed securities	11,947	9,558	2,149
Proceeds from sales and maturities of other available-for-sale securities	2,104	6,697	22,151
Principal payments on available-for-sale securities	2,915	3,571	3,306
Purchases of Federal Home Loan Bank stock	–	(163)	(1,742)
Redemption of Federal Home Loan Bank stock	1,803	111	1,185
Proceeds from sale of mortgage servicing rights	2,526	–	–
Origination and purchases of loans held in portfolio, net of principal payments	(12,265)	(10,407)	(39,308)
Proceeds from sales of loans	8,501	940	844
Proceeds from sales of foreclosed assets	489	413	453
Net increase in federal funds sold and securities purchased under agreements to resell	(1,602)	(1,718)	(63)
Net cash used for acquisitions	(943)	(536)	–
Purchases of premises and equipment, net	(441)	(607)	(585)
Proceeds from sale of discontinued operations, net of tax	712	–	1,223
Net cash provided (used) by investing activities	168	(14,642)	(15,973)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Continued from the previous page.)

	Year Ended December 31,
	2006	2005	2004
		(in millions)
Cash Flows from Financing Activities
Increase in deposits	$18,005	$10,911	$20,477
Decrease in short-term borrowings	(3,924)	(1,156)	(4,530)
Proceeds from long-term borrowings	31,298	18,782	5,664
Repayments of long-term borrowings	(24,052)	(10,397)	(8,234)
Proceeds from advances from Federal Home Loan Banks	41,174	71,701	89,837
Repayments of advances from Federal Home Loan Banks	(67,538)	(73,000)	(68,177)
Proceeds from issuance of preferred securities by subsidiary	2,449	–	–
Proceeds from issuance of preferred stock	492	–	–
Excess tax benefits from stock-based payment arrangement	20	–	–
Cash dividends paid on preferred and common stock	(1,986)	(1,709)	(1,510)
Repurchase of common stock	(3,039)	(921)	(712)
Other	398	401	310
Net cash (used) provided by financing activities	(6,703)	14,612	33,125
Increase (decrease) in cash and cash equivalents	734	1,759	(2,563)
Cash and cash equivalents, beginning of year	6,214	4,455	7,018
Cash and cash equivalents, end of year	$6,948	$6,214	$4,455
Noncash Activities
Loans exchanged for mortgage-backed securities	$2,623	$1,366	$4,712
Real estate acquired through foreclosure	696	429	408
Loans transferred from held for sale to held in portfolio	4,418	8,690	949
Loans transferred from held in portfolio to held for sale	22,516	3,023	6,945
Mortgage-backed securities transferred from available-for- sale to trading	858	–	–
Common stock issued for acquisition	–	5,030	–
Cash Paid During the Year For
Interest on deposits	$5,780	$3,555	$1,991
Interest on borrowings	5,567	3,668	2,186
Income taxes	2,189	1,586	2,593

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies

Basis of Presentation

Washington Mutual, Inc. (together with its subsidiaries, “Washington Mutual”, the “Company”, “we”, “us” or “our”) is a consumer and small business banking company. We accept deposits from the general public, originate, purchase, service and sell home loans, credit card, home equity, multi-family and other commercial real estate loans, and, to a lesser extent, engage in certain commercial banking activities such as providing credit facilities and cash management and deposit services. We lend to both prime and subprime borrowers. We also market annuities and other insurance products, and offer securities brokerage services. In 2006, we sold our mutual fund management business.

The Consolidated Financial Statements include the accounts of Washington Mutual, Inc. and its majority-owned subsidiaries as well as those entities that are considered to be variable interest entities (“VIEs”) in which we are the primary beneficiary. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee (which generally occurs when we hold at least 20% of the investee’s voting common stock) are accounted for using the equity method of accounting. This includes interests in VIE’s where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other noninterest income.

Our financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), which includes certain practices of the banking industry. All intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

In particular, during 2006 we reclassified prepayment fees from noninterest income to interest income. The amounts reclassified totaled $332 million and $294 million for the years ended December 31, 2005 and 2004. Prepayment fees totaled $251 million for the year ended December 31, 2006.

Additionally, during 2006, we reclassified our allocable share of operating losses in low income housing partnerships from noninterest expense to other income. Operating losses reclassified totaled $48 million and $35 million for the years ended December 31, 2005 and 2004. Such losses totaled $95 million for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain assets, liabilities, and financial instruments, the determination of the allowance for loan and lease losses and derivatives and hedge accounting. Actual results could differ from those estimates.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with maturities, when purchased, of three months or less.

Trading Assets

Securities classified as trading assets include U.S. government agency obligations and certain retained interests and other financial assets arising from our securitization activities. Trading assets are acquired principally for the purpose of risk management and resale. Trading assets are carried at fair value, and realized and unrealized gains and losses are recorded as trading assets income (loss) within noninterest income.

Securities

Currently, we do not classify any securities as held to maturity. Securities not classified as trading are considered to be available for sale and are reported at their fair value. Unrealized gains and losses are calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method and are recorded in noninterest income.

Generally, interest income on investments in securities is recognized using the interest method. Purchase premiums, discounts and other basis adjustments are amortized into interest income over the life of the security. We use contractual payment terms to determine the constant yield needed to apply the interest method. For certain investments, interest income is recognized using a prospective interest method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yield as appropriate.

We monitor securities in our available-for-sale investment portfolio for impairment. Impairment can result from either credit deterioration of the issuer or from changes in market rates relative to the interest rate of the instrument. We consider many factors in determining whether the impairment is other than temporary, including but not limited to the length of time the security has had a market value less than the cost basis, the severity of the unrealized loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner and external credit ratings.

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or fair value and include loans we originate or purchase that we intend to sell or securitize. The fair value of loans designated as held-for-sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. If market prices are not readily available, fair value is based on a discounted cash flow model, which takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates. We do not amortize basis adjustments including deferred loan origination costs, fees, discounts and premiums on loans held for sale. From time to time, we will evaluate certain loans held in portfolio for potential sale; however, we only classify loans as held for sale when we no longer intend to hold the loans for the foreseeable future or until

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity. We classify home loans as held for sale based on an evaluation of the credit quality and loan yields. For credit card loans, the amount classified as held for sale is estimated based on expected future sales activity reflecting anticipated securitizations or portfolio sales of whole loans. When we reclassify loans to held for sale, we reclassify them net of the portion of the allowance for loan losses that is attributable to the transferred loans, with a corresponding reduction in the allowance for loan losses.

We may enter into interest rate contracts to manage interest rate risk associated with loans held for sale. For those loans that qualify for fair value hedge accounting under Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”), changes in the fair value of the loans are recognized in earnings in the period of change together with the offsetting change in fair value related to the hedging derivative.

Loans Held in Portfolio

Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees as well as discounts and premiums are amortized over the contractual term of the loan, adjusted for actual prepayments, using the interest method, except credit card loans which are amortized using the straight line method over one year. We use contractual payment terms to determine the constant yield needed to apply the interest method.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of incurred credit losses inherent in our loan portfolio as of the reporting date. Our estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, the impact that changes in interest rates have on a borrower’s ability to repay adjustable-rate loans and general economic conditions.

We account for the allowance for loan and lease losses on portfolios of loans that are evaluated for collective impairment in accordance with FASB Statement No. 5, Accounting for Contingencies (“Statement No. 5”) when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Statement No. 5 allowance comprises both an allocated and an unallocated component.

We determine the allocated portion of the Statement No. 5 allowance based on analyses of pools of loans with similar attributes. The allocated allowance is determined using statistical forecasting models that estimate default and loss outcomes based on an evaluation of past performance of similar pools of loans in our portfolio, and other factors affecting default and loss factors, as well as industry historical loan loss data.

The unallocated portion of the allowance reflects management’s assessment of various risk factors that are not fully reflected in the models used to determine the allocated component of the allowance. These factors include general economic and business conditions specific to our key lending products and markets, credit quality and collateral value trends, loan concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the impact of new product initiatives and other such variables for which recent historical data do not provide a high level of precision for risk evaluation.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain commercial business, commercial real estate and multi-family loans are individually evaluated for impairment. In 2005, we defined the population of such loans as commercial business, commercial real estate and multi-family loans with a current balance in excess of $1 million or loans with a current balance less than $1 million and with high internal risk ratings. In 2006, we redefined this population as certain commercial business, commercial real estate and multi-family loans with an unpaid principal balance in excess of $3 million.

In determining the allowance for loans evaluated for individual impairment and deemed to be impaired, we apply the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“Statement No. 114”). If non-performance is probable, then we recognize impairment and establish an allowance for individually impaired loans. Impairment is measured principally using the fair value of the underlying collateral, since loans are generally collateral dependent. In estimating the fair value of collateral, we evaluate various factors, such as occupancy and rental rates in the relevant real estate markets and their effect on the value of the collateral.

When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged off against the allowance for loan losses. The existence of some or all of the following conditions will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability to bring the loan current; the borrower has insufficient assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement.

Nonaccrual Loans

When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed. Home mortgage loans are placed on nonaccrual status when they are 90 days past due. Home loans are returned to accrual status when the borrower brings the loan to less than 30 days past due. Home loans as well as home equity loans and lines of credit, are generally written down to the fair value of the underlying collateral (less estimated costs to sell) when those loans are 180 days past due.

Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due. When it is considered probable that interest accrued during the delinquency period is not collectible, a reserve for uncollectible interest is established. This reserve is recorded as a separate liability and changes to this reserve are recorded in interest income. For loans which the customer has remitted three timely payments for at least the minimum payment amount, or has remitted one or two payments that are equivalent to at least three minimum payments, the aging of the loan is returned to current status.

Loans in non-homogeneous portfolios, such as commercial real estate loans and multi-family loans, are placed on nonaccrual status when the loans are 90 days past due, or earlier when payment in full of principal or interest is not expected. Loans in the non-homogeneous portfolio are returned to accrual status when, in management’s opinion, expected cash payments are sufficient to repay both principal and interest due.

When the Company places a loan on nonaccrual status, we reverse the accrued interest against interest income and account for the loan on the cash or cost recovery method, until it qualifies for return to accrual status.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreclosed Assets

Foreclosed assets are accounted for at the lower of cost or fair value (less estimated costs to sell). The amount we ultimately recover from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond our control or because of changes in our strategy for sale of the property.

Investment in Federal Home Loan Banks

Our investment in the stock of the Federal Home Loan Banks (“FHLBs”) is carried at cost since they are restricted securities. Periodically and as conditions warrant, we review our investment in FHLB stock for impairment and adjust the carrying value if the investment is determined to be impaired.

Derivatives and Hedging Activities

A derivative is a financial instrument with little or no initial net investment relative to its notional amount and whose value is based upon an underlying asset, index, reference rate or other variable, and subject to net settlement terms. A derivative may be a privately negotiated contractual agreement that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans, mortgage-related securities and debt securities, or it may be a standardized contract executed through organized exchanges. All derivatives are reported at their fair value in the Consolidated Statements of Financial Condition.

We enter into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. When we enter into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“economic hedge”).

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

When applying fair value or cash flow hedge accounting as prescribed by Statement No. 133, we use standard statistical methods of regression to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. For certain types of hedge relationships meeting specific criteria, Statement No. 133’s

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“shortcut” method allows for an assumption of no hedge ineffectiveness. Our use of the shortcut method is limited to interest rate swaps that hedge certain borrowings and available-for-sale securities.

We formally document the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items.

We discontinue hedge accounting when (1) we determine that the derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is no longer probable that a hedged forecasted transaction will occur by the end of the originally specified time period.

If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative (if retained) will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item no longer is adjusted for changes in fair value.

When we discontinue hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings.

We occasionally enter into contracts that contain an embedded derivative instrument. At inception of the contract, we determine whether the embedded derivative instrument is required to be accounted for separately from its host contract. As of December 31, 2006, 2005 and 2004, our embedded derivatives were considered clearly and closely related to the host contracts and therefore were not required to be separately accounted for from their host contracts.

We enter into commitments to originate loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes are also derivatives. Those derivatives are recorded at fair value in other assets or other liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in gain from mortgage loans on the Consolidated Statements of Income. The amount of the expected servicing rights is not included when determining the fair value of interest rate lock commitments that are derivatives. Both rate lock and purchase commitments expose us to interest rate risk. We economically hedge that risk by entering into various interest rate derivative contracts. The changes in fair value of these contracts are reported in revenue from sales and servicing of home mortgage loans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfers and Servicing of Financial Assets

We sell home loans, credit card loans and multi-family loans in either whole loan or securitized form. FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement No. 140”), provides specific criteria for determining whether legal and effective control over the transferred assets has been surrendered. To the extent the sale requirements are met, the transferred assets are removed from our balance sheet and any gain or loss on sale is recognized through noninterest income.

When we sell or securitize mortgage loans, we generally retain the right to service the loans. We record an MSR when the expected future cash flows from servicing are projected to be more than adequate compensation for such services. Adequate compensation is where the benefits of servicing would fairly compensate a substitute servicer should one be required, including a profit margin that would be demanded in the marketplace. The projected cash flows that exceed this adequate compensation level are recorded as an MSR asset. We have determined the contractual servicing fee for credit card loans represents adequate compensation and therefore no servicing asset or liability in connection with the securitization of these loans is recognized.

Effective January 1, 2006, we early adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“Statement No. 156”). Statement No. 156 requires that servicing rights resulting from the sale or securitization of loans be initially measured at fair value at the date of transfer, and permits a class-by-class election between fair value and the lower of amortized cost or fair value for subsequent measurement of MSR classes. Upon adoption, we measured all MSR assets at fair value, and have elected to subsequently account for all MSR assets at fair value, which is the preferable measurement attribute under Statement No. 156. We have one MSR servicing class, as determined by the availability of market inputs used to measure the fair value of mortgage servicing assets and the treatment of the MSR as one aggregated pool for risk management purposes.

When we securitize loans, in addition to recording an MSR, we may also retain senior, subordinated, residual and other interests, all of which are considered retained interests in the securitized assets. These retained interests may provide limited credit enhancement to the investors and, absent the violation of representations and warranties, generally represent our maximum risk exposure associated with these transactions. These retained interests are initially recorded by allocating the previously recorded cost of the loans transferred between the interests sold and interests retained based on their relative fair values at the date of transfer. At the time of securitization, these retained interests are designated as or treated like trading or available-for-sale securities.

While we generally sell loans without recourse, either in the form of securities or whole loans, we generally make certain representations and warranties to the buyer of those assets, which can include first payment or early payment default protection. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject loans or indemnify the investor or insurer. During the warranty period, we bear the risk of any loss on the loans. These representation and warranty obligations are recorded at fair value on the balance sheet at the date of transfer.

Costs associated with exit or disposal activities

From time to time, we may incur costs associated with employee termination or relocation benefits, the closure or relocation of facilities, and the termination of contracts. We provide separation benefits to involuntarily terminated employees under a normal ongoing severance plan. Involuntary termination costs

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are recognized when they are probable and can be reasonably estimated. We recognize the liability for employee relocation costs in the period in which they are incurred.

We recognize and measure the fair value of the liability for contract termination costs or fees when we terminate the contract in accordance with the contract terms. For operating lease rentals, we record a liability when we cease to use the leased property or equipment. The fair value of the liability at the cease-use date is determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for property leases.

We also review for impairment owned buildings, leasehold improvements and equipment. When our review results in a change in the estimated useful life of an asset, we prospectively recognize the change as an adjustment to depreciation expense.

Premises and Equipment

Buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years. The lives of improvements to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms considering options to extend that are reasonably assured. We review owned buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances in the business activities related to these assets indicate that such activities may not generate enough income to recover the asset’s carrying value. Impairment is measured as the amount by which an asset’s carrying value exceeds its fair value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and specifically identifiable intangible net assets acquired in business combinations. Other intangible assets include purchased credit card relationships, core deposit and other finite-life intangible assets; these assets are amortized over their estimated useful lives ranging from 2-10 years. Goodwill is not amortized, but instead is tested for impairment annually as of July 31 or more frequently if certain circumstances indicate that impairment may have occurred. Impairment testing is also performed periodically on amortizable intangible assets. Other intangible assets are classified as other assets in the Consolidated Statements of Financial Condition.

Securities Sold Under Agreements to Repurchase

Certain securities that are sold in exchange for cash are subject to an obligation to repurchase the same or similar securities (“repurchase agreements”). Under these arrangements, we transfer the securities but still retain effective control through an agreement that both entitles and obligates us to repurchase them. As a result, repurchase agreements are accounted for as collateralized financing arrangements. The repurchase obligations are reflected as a liability in the Consolidated Statements of Financial Condition while the securities remain in the respective asset accounts.

Guarantees

We make guarantees in the normal course of business in connection with our sales of certain loans and certain securitized financial assets, and issuance of standby letters of credit. We account for these guarantees in accordance with either Statement No. 5 or, when appropriate, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 generally requires the use of fair value for the initial

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement of guarantees, but does not prescribe a subsequent measurement method. For subsequent measurement, we generally amortize the carrying amount of the guarantee ratably over the period that the guarantee applies and at each reporting date we evaluate the recognition of a loss contingency under Statement No. 5. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the amortized value of the remaining guarantee.

Accelerated Share Repurchases

From time to time, we engage in accelerated share repurchase (“ASR”) transactions. An ASR is a combination of transactions that permits us to purchase a targeted number of shares immediately with the final purchase price of those shares determined by their average market price over a fixed measurement period. An ASR is intended to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a daily open market stock repurchase program.

ASRs are accounted for as two separate transactions: (a) as shares of common stock that are immediately removed from stockholders’ equity when the ASR is initiated, and (b) as a forward contract indexed to our common stock, which subjects the ASR to future price adjustments during the contractually-specified time period between the initiation and the final settlement date. As prescribed by EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, forward contracts that qualify as equity instruments are initially measured at fair value. Subsequent changes in fair value are recorded at the final settlement date as an adjustment to capital surplus if cash settled.

At their initiation, ASR transactions reduce the outstanding shares used in the calculation of weighted average common shares outstanding. An ASR contract that may be settled in our common stock or in cash, at our election, is presumed to be settled in common stock and the resulting potential common shares are considered in the computation of diluted earnings per share.

Stock-Based Compensation

Effective January 1, 2003 and in accordance with the transitional guidance of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement No. 148”), we elected to prospectively apply the fair value method of accounting for stock-based awards granted after December 31, 2002. Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“Statement No. 123R”), using the modified prospective application transition method. Since we had already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption were fully vested at December 31, 2005, Statement No. 123R did not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition. Prior to our adoption of Statement No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Consolidated Statements of Cash Flows. Statement No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle amounted to $25 million and has been reflected as a decrease to compensation and benefits expense in the first quarter of 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation cost for our stock-based compensation plans been determined using the fair value method consistent with Statement No. 123R for all periods presented, our net income available to common stockholders and net income per common share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
	(dollars in millions, except per share amounts)
Net income available to common stockholders	$3,432	$2,878
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	99	68
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(123)	(113)
Pro forma net income available to common stockholders	$3,408	$2,833
Net income per common share:
Basic:
As reported	$3.84	$3.34
Pro forma	3.81	3.29
Diluted:
As reported	3.73	3.26
Pro forma	3.71	3.21

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, income tax expense is comprised of the current and deferred tax provisions for the year. The current tax provision represents amounts that are payable to taxing authorities based on current year taxable income. The deferred tax provision reflects changes in deferred tax assets and liabilities during the year as a result of current year operations. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and are determined using the enacted tax rates that are expected to be in effect when deferred tax amounts are expected to be reported in our income tax returns. The effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that the change is enacted. The effect on deferred taxes on a change in valuation allowance is recognized in the period that the change occurs.

For tax reporting purposes, we report income and expenses using the accrual method of accounting and file a consolidated federal tax return on that basis as well. Our consolidated return includes the vast majority of our subsidiaries. A small number of our subsidiaries file federal tax returns separately.

Earnings Per Share

We present earnings per share under two formats: basic EPS and diluted EPS. Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common share equivalents, such as stock options.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards Not Yet Adopted

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement No. 155”). This Statement amends Statement No. 133 and Statement No. 140, to simplify and achieve more consistency in the accounting for certain financial instruments. Statement No. 155 permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to separately identify interests that are freestanding derivatives from those that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the application of Statement No. 155 to have a material effect on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 requires that a tax benefit be recognized only if it is “more likely than not” of being realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the application of FIN 48 to have a material effect on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 prescribes a definition of the term “fair value”, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. We do not expect the application of Statement No. 157 to have a material effect on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“Issue 06-5”). Issue 06-5 is effective for fiscal years beginning after December 15, 2006. We do not expect the application of Issue 06-5 to have a material effect on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. We are currently evaluating the impact Statement No. 159 will have on our Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

Note 2:   Discontinued Operations

In July 2006, the Company announced its exit from the retail mutual fund management business and on December 31, 2006, completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

removed from the Company’s results of continuing operations for the years ended December 31, 2006, 2005 and 2004 on the Consolidated Statements of Income and in Notes 24 and 25 to the Consolidated Financial Statements – “Condensed Consolidating Financial Statements” and “Operating Segments”, and are presented in the aggregate as discontinued operations. Income from discontinued operations in 2006 amounted to $444 million net of tax, which includes a pretax gain of $667 million ($415 million, net of tax) that was recorded upon the sale of WM Advisors, Inc. The Company incurred costs of $47 million associated with the sale of WM Advisors in 2006 and these costs are reported as discontinued operations in the Company’s Consolidated Statements of Income.

Results of operations for WM Advisors, Inc., excluding the gain recognized upon its sale, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net interest income	$2	$1	$–
Noninterest income	275	259	221
Noninterest expense	235	202	168
Income taxes	13	20	18
Net income	$29	$38	$35

During the first quarter of 2004 the Company sold its consumer finance subsidiary, Washington Mutual Finance Corporation. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company’s results of continuing operations for the year ended December 31, 2004 on the Consolidated Statements of Income and in Notes 24 and 25 to the Consolidated Financial Statements – “Condensed Consolidating Financial Statements” and “Operating Segments”, and are presented in the aggregate as discontinued operations. Income from discontinued operations in 2004 amounted to $399 million net of tax, which includes a pretax gain of $676 million ($420 million, net of tax) that was recorded upon the sale of Washington Mutual Finance Corporation.

Note 3:   Business Combinations

On October 1, 2006, the Company completed its acquisition of Commercial Capital Bancorp, Inc. (“CCB”), a multi-family and small commercial real estate lending institution located in Southern California, in a cash transaction with a purchase price of approximately $1 billion. CCB stockholders received $16.00 in cash for each share of CCB common stock. Most of the business activities of CCB are conducted through the Company’s Commercial Group operating segment. This acquisition resulted in the recognition of goodwill of $679 million.

On October 1, 2005, the Company acquired 100 percent of the outstanding stock of Providian Financial Corporation for a total purchase price of approximately $5.8 billion, which included approximately $635 million of cash and approximately 127 million shares of Washington Mutual common stock valued at $39.60 per share. For each share of Providian common stock, Providian stockholders received .4005 shares of Washington Mutual common stock and $2.00 in cash. This acquisition resulted in the recognition of goodwill of $2.17 billion.

These acquisitions were accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. Accordingly, the purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition, with the difference between the purchase price and the fair value of the net assets acquired recorded as goodwill. Results of operations for the business combinations are included from the date of acquisition.

Note 4:  Securities

The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value of securities as of the dates indicated. As of the years ended 2006, 2005 and 2004, there were no securities classified as held to maturity.

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,657	55	(85)	8,627
Private issue	9,472	41	(104)	9,409
Total mortgage-backed securities	18,157	96	(190)	18,063
Investment securities:
U.S. Government	403	–	(6)	397
Agency	3,350	9	(33)	3,326
U. S. states and political subdivisions	1,330	18	(3)	1,345
Other debt securities	1,745	18	(4)	1,759
Equity securities	88	1	(1)	88
Total investment securities	6,916	46	(47)	6,915
Total available-for-sale securities	$25,073	$142	$(237)	$24,978

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private issue	6,633	18	(84)	6,567
Total mortgage-backed securities	20,771	73	(196)	20,648
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
U. S. states and political subdivisions	463	8	(3)	468
Other debt securities	525	4	(1)	528
Equity securities	93	2	(1)	94
Total investment securities	4,039	14	(42)	4,011
Total available-for-sale securities	$24,810	$87	$(238)	$24,659

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$149	$–	$(1)	$148
Agency	12,938	133	(24)	13,047
Private issue	1,702	27	(1)	1,728
Total mortgage-backed securities	14,789	160	(26)	14,923
Investment securities:
U.S. Government	994	–	(18)	976
Agency	2,796	36	(4)	2,828
U. S. states and political subdivisions	266	12	–	278
Other debt securities	107	6	–	113
Equity securities	95	7	(1)	101
Total investment securities	4,258	61	(23)	4,296
Total available-for-sale securities	$19,047	$221	$(49)	$19,219

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	December 31, 2006
	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$(15)	$1,904	$(71)	$4,110	$(86)	$6,014
Private issue	(8)	1,575	(96)	4,714	(104)	6,289
Total mortgage-backed securities	(23)	3,479	(167)	8,824	(190)	12,303
Investment securities:
U.S. Government and agency	– (1)	7	(39)	2,627	(39)	2,634
U. S. states and political subdivisions	(1)	211	(2)	97	(3)	308
Other debt securities	(3)	413	(1)	45	(4)	458
Equity securities	(1)	44	–	–	(1)	44
Total investment securities	(5)	675	(42)	2,769	(47)	3,444
Total available-for-sale securities	$(28)	$4,154	$(209)	$11,593	$(237)	$15,747

(1)      Amount  of unrealized loss rounds to zero.

Declines in fair value that are significant on debt securities that had been in a continuous unrealized loss position for 12 months or more at December 31, 2006 were primarily due to changes in market interest rates and not due to the credit quality of the securities. We believe that the principal and interest on these securities are fully collectible and we have the intent and ability to retain these securities for a sufficient period of time to allow for their recovery. Accordingly, we do not consider any of these securities to be other than temporarily impaired.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The realized gross gains and losses of securities for the periods indicated were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Available-for-sale securities
Realized gross gains	$142	$506	$251
Realized gross losses	(147)	(547)	(199)
Realized net gain (loss)	$(5)	$(41)	$52

Fair value of debt securities by contractual maturity was as follows:

December 31, 2006
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
(dollars in millions)
Available-for-sale debt securities
Mortgage-backed securities(2):
U.S. Government and agency	$8,654	5.48%	$–	–%	$22	6.36%	$955	5.74%	$7,677	5.44%
Private issue	9,409	5.32	1	5.22	78	5.15	636	5.38	8,694	5.32
Total mortgage-backed securities	18,063	5.40	1	5.22	100	5.40	1,591	5.59	16,371	5.38
Investment securities:
U.S. Government and agency	3,723	5.21	–	–	1,344	5.11	1,793	5.13	586	5.69
Other debt securities	3,104	5.44	5	5.31	260	5.28	822	5.66	2,017	5.37
Total investment securities	6,827	5.31	5	5.31	1,604	5.14	2,615	5.29	2,603	5.43
Total fair value of debt securities	$24,890	5.37	$6	5.30	$1,704	5.15	$4,206	5.41	$18,974	5.38

(1)          Weighted average yield at end of year is based on the amortized cost of the securities.

(2)          Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

At December 31, 2006, the Company had pledged available-for-sale securities having a fair value of $7.35 billion and an amortized cost of $7.42 billion, which are subject to certain agreements that may allow the secured party to either sell or rehypothecate the securities. In addition, the Company pledged securities with a fair value of $9.14 billion and an amortized cost of $9.18 billion under agreements whereby the secured party does not have the right to sell or repledge the securities. At December 31, 2006 and 2005, the Company had accepted as collateral, with rights to repledge, securities with a fair value of $22 million and $49 million.

At December 31, 2006, there were no securities of any single issuer, other than agency securities, which exceeded 10% of stockholders’ equity.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5:   Loans and Allowance for Loan and Lease Lossess

Total loans consisted of the following:

	December 31,
	2006	2005
	(in millions)
Loans held for sale	$44,970	$33,582
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	99,479	114,144
Home equity loans and lines of credit(1)	52,882	50,840
Subprime mortgage channel(2):
Home loans	18,725	21,146
Home equity loans and lines of credit	2,042	11
Home construction(3)	2,082	2,037
Multi-family(4)	30,161	25,601
Other real estate(5)	6,745	5,035
Total loans secured by real estate	212,116	218,814
Consumer:
Credit card	10,861	8,043
Other	276	638
Commercial	1,707	2,137
Total loans held in portfolio(6)	$224,960	$229,632

(1)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(4)                 Includes multi-family construction balances of $740 million and $632 million at December 31, 2006 and 2005.

(5)                 Includes other commercial real estate construction balances of $414 million and $208 million at December 31, 2006 and 2005.

(6)                 Includes net unamortized deferred loan origination costs of $1.48 billion and $1.53 billion at December 31, 2006 and 2005.

Total home loans held in portfolio, including those that reside in the subprime mortgage channel, consisted of the following:

	December 31,
	2006	2005
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$63,557	$71,201
Other ARMs	6,791	7,059
Total short-term adjustable-rate loans	70,348	78,260
Medium-term adjustable-rate loans(3)	26,232	33,029
Fixed-rate loans	2,899	2,855
Subprime mortgage channel-home	18,725	21,146
Total home loans held in portfolio	$118,204	$135,290

(1)          Short-term is defined as adjustable-rate loans that reprice within one year.

(2)          The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $888 million and $160 million at December 31, 2006 and 2005.

(3)          Medium-term is defined as adjustable-rate loans that reprice after one year.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Features of Residential Loans

Certain residential loans have features that may result in increased credit risk when compared with residential loans without those features. Categories of loans within the Company’s portfolio that have such features include loans with an option to defer the payment of interest (i.e., Option ARM home loans), home loans where the loan-to-value ratio is greater than 80 percent, home equity loans and lines of credit where the combined loan-to-value ratio is greater than 80 percent, and interest-only payment loans. The loan-to-value ratio measures the ratio of the original loan amount to the appraised value of the collateral at origination. The combined loan-to-value ratio measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral. Where the second lien product is a line of credit, the total commitment amount is used in the combined loan-to-value calculation.

Loan balances for these categories of loans at December 31, 2006 and 2005 is presented in the table below:

	December 31,
	2006	2005
	(in millions)
Option ARM home loans	$63,557	$71,201
Home loans without private mortgage insurance or government guarantees where the loan-to-value ratio at origination is greater than 80 percent	7,480	9,012
Home equity loans and lines of credit where the combined loan-to-value ratio at origination is greater than 80 percent	15,591	12,312
Interest-only home loans.	11,652	10,660

The geographic distribution of the Company’s Option ARM portfolio is set forth in the table below:

	December 31,
	2006	2005
	(in millions)
California	$31,040	$34,303
Florida	7,497	7,413
New York/New Jersey	6,244	7,118
Washington/Oregon	2,242	2,636
Illinois.	1,768	1,984
Texas.	617	740
Other.	14,149	17,007
Total home loan Option ARMs held in portfolio	$63,557	$71,201

Reflecting changes to the methodology by which the Company selects individual loans for impairment review, the recorded investment in individually impaired loans at December 31, 2006 was $34 million compared with $474 million at December 31, 2005. The allowance for loan and lease losses related to impaired loans at December 31, 2006 was de minimis. Included in the allowance for loan and lease losses at December 31, 2005, was $10 million related to $27 million of impaired loans. The average recorded investment in impaired loans in 2006, 2005 and 2004 was $37 million, $568 million, and $820 million. Interest income recognized on impaired loans in 2006, 2005, and 2004 was $1 million, $24 million and $35 million.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, loans totaling $58.95 billion, $7.28 billion, and $6.25 billion and $2.62 billion were pledged to secure advances from FHLBs, preferred securities issued by an indirect subsidiary of the Company, borrowings issued under its covered bond program and other borrowings.

At December 31, 2005, loans totaling $103.28 billion and $3.01 billion were pledged to secure advances from FHLBs and other borrowings.

Loans totaling $6.88 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank at December 31, 2006.

Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Balance, beginning of year	$1,695	$1,301	$1,250
Allowance transferred to loans held for sale	(401)	(270)	(23)
Allowance acquired through business combinations	30	592	–
Provision for loan and lease losses	816	316	209
	2,140	1,939	1,436
Loans charged off:
Loans secured by real estate:
Home loans(1)	(50)	(38)	(39)
Home equity loans and lines of credit(1)	(31)	(30)	(22)
Subprime mortgage channel(2)	(140)	(50)	(39)
Home construction(3)	(8)	(1)	(1)
Multi-family	–	(1)	(2)
Other real estate	(5)	(8)	(11)
Total loans secured by real estate	(234)	(128)	(114)
Consumer:
Credit card	(322)	(138)	–
Other	(19)	(38)	(53)
Commercial	(28)	(34)	(21)
Total loans charged off	(603)	(338)	(188)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	1	–	–
Home equity loans and lines of credit(1)	8	9	4
Subprime mortgage channel(2)	6	3	3
Multi-family	1	3	3
Other real estate	2	13	10
Total loans secured by real estate	18	28	20
Consumer:
Credit card	53	40	–
Other	14	19	19
Commercial	8	7	14
Total recoveries of loans previously charged off	93	94	53
Net charge-offs	(510)	(244)	(135)
Balance, end of year	$1,630	$1,695	$1,301

(1)          Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)          Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the Company’s investment portfolio.

(3)          Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $97 million and $107 million at December 31, 2006 and 2005. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Credit card loans held in portfolio that were 90 days or more contractually past due and still accruing interest were $113 million and $87 million at December 31, 2006 and 2005.

Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. Due to the sale of substantially all of the Company’s government loan servicing portfolio in July 2006, the balance of such loans declined considerably. The Company’s held for sale portfolio contained $37 million and $1.06 billion of such loans that were 90 or more days contractually past due and still accruing interest at December 31, 2006 and 2005.

The total amount of nonaccrual loans held in portfolio at December 31, 2006 and 2005 was
$2.29 billion and $1.69 billion. The total amount of nonaccrual loans held for sale at December 31, 2006 and 2005 was $185 million and $245 million.

Note 6:   Securitizations

Securitization of Assets

During 2006 and 2005, the Company sold loans and retained servicing responsibilities as well as senior and subordinated interests from securitization transactions. The Company receives servicing fees equal to a percentage of the outstanding principal balance of mortgage loans being serviced and servicing fees for credit card loans being serviced. Generally, the Company also receives the right to cash flows remaining after the investors in the securitization trusts have received their contractual payments. The allocated carrying values of mortgage loans securitized and sold during the years ended December 31, 2006 and 2005 were $110.08 billion and $130.81 billion, which included loans sold with recourse of $959 million and $2.02 billion during the same periods. The allocated carrying value of credit card loans securitized and sold was $7.11 billion during the year ended December 31, 2006 and $1.90 billion during the three months ended December 31, 2005 (since the completion of the merger of Providian Financial Corporation on October 1, 2005).

The Company realized pretax gains of $1.00 billion and $949 million on mortgage loan securitizations for 2006 and 2005. Pretax gains realized on credit card securitizations were $279 million during 2006 and $103 million during the three months ended December 31, 2005.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2006		2005
		Credit		Credit
	Mortgages	Cards	Mortgages	Cards(3)
	(in millions)
Proceeds from new securitization sales	$113,453	$6,314	$135,271	$1,700
Proceeds from collections reinvested in new receivables	–	11,912	–	2,624
Principal and interest received on interests that continue to be held by the transferor	360	1,415	623	289
Servicing fees received(1)	2,066	346	1,929	78
Loan repurchases(1)(2)	(1,848)	–	(3,048)	–

(1)          Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, securitizations retained and whole loan sales.

(2)          During 2006 and 2005, loan repurchases include $378 million and $1.81 billion related to GNMA early buy out repurchases.

(3)          Since the merger of Providian Financial Corporation on October 1, 2005.

Key economic assumptions used in measuring the initial value of interests that continue to be held by the transferor (excluding MSR) resulting from securitizations completed during the years ended December 31, 2006 and 2005, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Mortgage Loans
	Home
			Subprime
		Adjustable-	Mortgage	Other Real	Credit Card
	Fixed-Rate	Rate	Channel	Estate(1)	Loans
Year Ended December 31, 2006
Payment rate(2)	13.28%	19.56%	34.06%	10.00%	9.06%
Anticipated net charge-offs			4.64%		9.60%
Expected weighted-average life (in years)	5.9	6.3	4.8	14.5	0.5
Discount rate	5.71%	5.35%	20.20%	10.84%	6.58-15.00%
Year Ended December 31, 2005
Payment rate(2)	8.66%	24.11%	68.30%	–%	8.64%
Anticipated net charge-offs			4.66%		9.72%
Expected weighted-average life (in years)	8.6	4.1	3.8	6.0	0.5
Discount rate	5.45%	9.08%	47.32%	5.57%	6.68-15.00%

(1)          Includes multi-family and commercial real estate loans.

(2)          Represents the expected lifetime average payment rate, which is based on the constant annualized prepayment rate for mortgage related loans and represents the average monthly expected principal payment rate for credit card related loans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of interests that continue to be held by the transferor (excluding MSR) to immediate changes in those assumptions were as follows:

	Mortgage Loans
	Home
	Fixed-Rate	Adjustable- Rate	Subprime Mortgage Channel	Other Real Estate(1)	Credit Card Loans
	(dollars in millions)
Fair value of interests that continue to be held by the transferor	$556	$499	$183	$659	$1,465
Expected weighted-average life (in years)	5.3	3.9	2.2	7.8	0.5
Payment rate(2)	13.95%	32.05%	36.90%	0.27%	8.93%
Impact on fair value of 10% adverse change	$–	$(19)	$3	$–	$(30)
Impact on fair value of 25% adverse change	(1)	(40)	18	–	(68)
Charge-off rate			4.34%		9.46%
Impact on fair value of 10% adverse change			$(29)		$(51)
Impact on fair value of 25% adverse change			(72)		(126)
Discount rate	5.76%	9.14%	22.15%	5.49%	6.66-13.83%
Impact on fair value of 25% adverse change	$(26)	$(22)	$(20)	$(11)	$(43)
Impact on fair value of 50% adverse change	(49)	(42)	(37)	(37)	(84)

(1)          Includes multi-family and commercial real estate loans.

(2)          Represents the expected lifetime average based on the constant prepayment rate for mortgage related loans and represents the average monthly expected principal payment rate for credit card related loans.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of interests that continue to be held by the transferor is highly sensitive to changes in assumptions. For example, the Company’s determination of fair value uses anticipated payment speeds. Actual payment experience may differ and any difference may have a material effect on the fair value of interests that continue to be held by the transferor. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumptions; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of interests that continue to be held by the transferor is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information about delinquencies, net charge-offs and components of reported and securitized financial assets at December 31, 2006 and 2005:

	Total Loans		Loans on Nonaccrual Status(1)		Net Charge-offs
	December 31,				Year Ended December 31,
	2006	2005	2006	2005	2006	2005
	(in millions)
Home mortgage loans	$219,227	$245,581	$3,062	$3,099	$300	$376
Other loans secured by real estate	103,825	89,823	365	225	44	15
Credit card loans	23,509	19,964	–	–	1,235	357	(2)
Other loans	1,996	2,929	17	56	29	46
Total loans managed(3)	348,557	358,297	$3,444	$3,380	$1,608	$794
Less:
Loans sold, including securitizations	73,004	72,763
Loans securitized(4)	5,623	22,320
Loans held for sale	44,970	33,582
Total loans held in portfolio	$224,960	$229,632

(1)          Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” for further discussion of loans on nonaccrual status.

(2)          Since the merger of Providian Financial Corporation on October 1, 2005.

(3)          Represents both loans on the Consolidated Statements of Financial Condition and loans that have been securitized, but excludes loans for which the Company’s only continuing involvement is servicing of the assets.

(4)          Represents the interests retained by the Company which are included as an adjustment in this table as they have been recognized separately on the Consolidated Statements of Financial Condition.

Note 7:   Mortgage Banking Activities

As permitted by the early adoption provision of Statement No. 156, the Company applied the statement to its financial statements on January 1, 2006 and elected to measure its one class of MSR at fair value. The Company also elected to transfer its January 1, 2006 portfolio of available-for-sale securities used to manage MSR risk to trading assets. The fair value of this portfolio on date of transfer was $881 million. As the retrospective application of Statement No. 156 to prior periods is not permitted, these changes were recorded as a cumulative effect of a change in accounting principle and adjusted the balance of retained earnings as of January 1, 2006 by $35 million, net of taxes, from the MSR fair value election and $(6) million, net of taxes, from the transfer of available-for-sale securities, designated as MSR risk management instruments, to the trading portfolio.

Upon electing the fair value method of accounting for our MSR assets, the Company discontinued the application of fair value hedge accounting for MSR assets. Accordingly, beginning in 2006, all derivatives held for MSR risk management are treated as economic hedges, with valuation changes recorded as revaluation gain (loss) from derivatives economically hedging MSR. Additionally, upon the change from the lower of cost or fair value accounting method to fair value accounting under Statement No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities	$626	$873	$658
Revaluation gain from derivatives economically hedging loans held for sale	109	76	73
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	735	949	731
Servicing activity:
Home mortgage loan servicing revenue(1)(2)	2,181	2,110	1,940
Change in MSR fair value due to payments on loans and other(2)	(1,654)	–	–
Change in MSR fair value due to valuation inputs or assumptions	299	–	–
MSR valuation adjustments(3)	–	965	(235)
Amortization of MSR	–	(2,170)	(2,521)
Revaluation gain (loss) from derivatives economically hedging MSR(2)	(636)	163	1,469
Adjustment to MSR fair value for MSR sale	(157)	–	–
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	33	1,068	653
Total revenue from sales and servicing of home mortgage loans	$768	$2,017	$1,384

(1)          Includes contractually specified servicing fees, late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors compared to what is collected from the borrowers upon payoff).

(2)          Reflects the impact of the adoption of Statement No. 156 on January 1, 2006. The retrospective application of this Statement to prior periods is not permitted.

(3)          Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005 and 2004.

Key economic assumptions used in measuring the initial value of all capitalized MSR created during the years ended December 31,  2006 and 2005, from securitizations recorded as sales, securitizations entirely retained, and loan sales with retained servicing, were as follows:

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Subprime Loans
	(rates per annum)
Year Ended December 31, 2006
Constant prepayment rate(1)	12.40%	12.68%	25.73%	34.07%
Discount rate	8.48	10.25	9.34	20.49
Year Ended December 31, 2005
Constant prepayment rate(1)	12.52%	14.15%	28.08%	36.13%
Discount rate	8.42	9.60	10.07	19.92

(1)          Represents  the expected lifetime average.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value for home loans MSR to immediate adverse changes in those assumptions were as follows:

	December 31, 2006
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government- Sponsored Enterprise	Privately Issued	All Types	Subprime Loans
	(dollars in millions)
Fair value of home loan MSR	$2,880	$833	$2,081	$251
Expected weighted-average life (in years)	5.8	6.8	2.8	2.0
Constant prepayment rate(1)	11.24%	9.82%	30.13%	40.22%
Impact on fair value of 25% increase	(287)	(76)	(343)	(53)
Impact on fair value of 50% increase	(523)	(140)	(612)	(78)
Discounted cash flow rate	9.02%	10.07%	8.89%	20.30%
Impact on fair value of 25% increase	(221)	(73)	(86)	(14)
Impact on fair value of 50% increase	(409)	(134)	(164)	(26)

(1)          Represents  the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company’s determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” for further discussion of how the fair value of MSR is determined.

The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSR fair value through the use of risk management instruments. The risk management instruments include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. Refer to Management’s Discussion and Analysis – “Market Risk Management” for further discussion of how MSR risk is managed by the Company and to Note 22 to the Consolidated Financial Statements – “Derivative Financial Instruments” for further discussion of derivative instruments used in MSR risk management.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the balance of MSR were as follows:

	Year Ended December 31,
	2006	2005		2004
	(in millions)
Balance, beginning of year(1)	$8,041	$5,906		$6,354
Home loans:
Additions	2,131	2,353		1,834
Change in MSR fair value due to payments on loans and other	(1,654)	–		–
Change in MSR fair value due to valuation inputs or assumptions	299	–		–
Adjustment to MSR fair value for MSR sale	(157)	–		–
Fair value basis adjustment(2)	57	–		–
Amortization	–	(2,170)		(2,521)
(Impairment) reversal	–	943		(466)
Statement No. 133 MSR accounting valuation adjustments	–	999		699
Sale of MSR	(2,526)	–		–
Net change in commercial real estate MSR	2	10		6
Balance, end of year(1)	$6,193	$8,041	(3)	$5,906 (3)

(1)          Net of valuation allowance for years ended December 31, 2005 and 2004.

(2)          Pursuant to the adoption of Statement No. 156 on January 1, 2006, the $57 million difference between the net carrying value and fair value was recorded as an increase to the basis of the Company’s MSR.

(3)          At December 31, 2005 and 2004, aggregate MSR fair value was $8.10 billion and $5.91 billion.

Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2006		2005	2004
	(in millions)
Balance, beginning of year	$914		$1,981	$2,435
Impairment (reversal)	–		(943)	466
Other-than-temporary impairment	–		(106)	(895)
Sales	–		–	–
Other	(914	)(1)	(18)	(25)
Balance, end of year	$–		$914	$1,981

(1)          Pursuant to the adoption of Statement No. 156, the valuation allowance was written off against the recorded value of the MSR.

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Year Ended December 31,
	2006	2005
	(in millions)
Balance, beginning of year	$563,208	$540,392
Home loans:
Additions	119,675	165,767
Sale of servicing	(139,928)	–
Loan payments and other	(99,355)	(144,800)
Net change in commercial real estate loans serviced for others	1,096	1,849
Balance, end of year	$444,696	$563,208

In July 2006, the Company sold $2.53 billion of mortgage servicing rights, representing substantially all of the Company’s government loan servicing and a portion of its conforming, fixed-rate servicing which is

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

predominantly comprised of customers whose only relationship with the Company consisted of a serviced home mortgage loan. During 2006 the Company incurred transaction-related costs of $67 million, substantially all of which are reported as part of other expense on the Consolidated Statements of Income. The principal activities associated with these costs included preparing and recording mortgage servicing assignment documentation, and securing and transferring actual loan files to the purchaser. For management reporting purposes, all such transaction-related costs are recorded in Corporate Support/Treasury and Other. Approximately $2 million in additional costs are expected to be incurred over the next two quarters, at which time the transfer of loans to the purchaser is expected to be complete. A majority of the transaction costs recognized during 2006 were included in other liabilities on the Consolidated Statements of Financial Condition at December 31, 2006.

Note 8:   Goodwill and Other Intangible Assets

The Company performs an impairment assessment in the third quarter of each year or more frequently if circumstances necessitate. During the third quarter of 2006 and 2005, the Company concluded there was no impairment to the book value of the Company’s goodwill.

The carrying amount of goodwill for the years ended December 31, 2006 and 2005, by reporting unit were as follows:

	Retail Banking Group	Card Services Group	Commercial Group	Home Loans Group	Total
	(in millions)
Balance at December 31, 2006	$3,927	$2,167	$1,181	$1,775	$9,050
Balance at December 31, 2005	3,795	2,104	871	1,528	8,298

As a result of the acquisition of Commercial Capital Bancorp during the fourth quarter of 2006, the Company recorded $679 million of goodwill and $54 million of other intangible assets, substantially all of which are comprised of core deposit intangibles. None of the goodwill is expected to be deductible for tax purposes.

As a result of the acquisition of Providian Financial Corporation during the fourth quarter of 2005, the Company recorded $2.17 billion of goodwill and $539 million of other intangible assets, substantially all of which are comprised of purchase credit card relationship intangibles.

At December 31, 2006 and 2005, the Company’s purchased credit card relationship intangible balances were $404 million and $496 million, net of accumulated amortization of $116 million and $24 million. The purchased credit card relationship intangible asset is being amortized over ten years using an accelerated amortization method. Annual amortization expense for the net carrying amount of the purchased credit card relationship intangibles is estimated to be $83 million in 2007, $73 million in 2008, $64 million in 2009, $54 million in 2010 and $45 million in 2011.

At December 31, 2006 and 2005, the Company’s core deposit intangible balances were $139 million and $142 million, net of accumulated amortization of $546 million and $490 million.  Annual amortization expense for the net carrying amount of the core deposit intangibles is estimated to be $63 million in 2007, $47 million in 2008, $6 million in 2009, $5 million in 2010 and $4 million in 2011.

The Company has no identifiable intangible assets with indefinite useful lives.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:   Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005
	(in millions)
Accounts receivable	$5,566	$4,570
Investment in bank-owned life insurance	4,373	3,056
Premises and equipment	3,042	3,262
Accrued interest receivable	1,941	1,914
Derivatives	748	821
Identifiable intangible assets	556	677
Foreclosed assets	480	276
Other	3,231	2,873
Total other assets	$19,937	$17,449

Depreciation expense for 2006, 2005 and 2004 was $505 million, $521 million and $564 million.

The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2036. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $542 million in 2006 and $508 million in 2005 and 2004.

Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings	Furniture and Equipment
	(in millions)
Year ending December 31,
2007	$386	$71	$7	$13
2008	354	21	7	8
2009	305	7	7	3
2010	258	5	7	–
2011	193	–	7	–
Thereafter	687	–	26	–
Total	$2,183	$104	$61	$24

Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:   Deposits

Deposits consisted of the following:

	December 31,
	2006	2005
	(in millions)
Checking deposits:
Noninterest bearing	$33,221	$33,919
Interest bearing	32,817	42,356
Total checking deposits	66,038	76,275
Savings deposits	37,383	29,318
Money market deposits	15,453	13,586
Time deposits:
Due in 2007	86,983	63,433
Due in 2008	4,622	5,944
Due in 2009	1,691	1,965
Due in 2010	587	1,315
Due in 2011	962	595
Thereafter	237	736
Total time deposits	95,082	73,988
Total deposits	$213,956	$193,167

Accrued but unpaid interest on deposits totaled $735 million and $252 million at December 31, 2006 and 2005.

Time deposit accounts in amounts of $100,000 or more totaled $20.51 billion and $17.00 billion at December 31, 2006 and 2005. At December 31, 2006, $7.43 billion of these deposits have a remaining maturity of three months or less, $4.12 billion mature in more than three through six months, $5.85 billion mature in more than six months through one year, and $3.11 billion mature thereafter.

Note 11:   Securities Sold Under Agreements to Repurchase

Scheduled maturities of securities sold under agreements to repurchase (“repurchase agreements”) were as follows:

	December 31,
	2006	2005
	(in millions)
Due in 30 days or less	$6,361	$9,562
After 30 through 90 days	3,708	1,200
After 90 through 180 days	1,884	2,500
After 180 days through one year	–	400
Thereafter	–	1,870
Total repurchase agreements	$11,953	$15,532

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Weighted average interest rate, end of year	5.28%	4.20%	2.36%
Weighted average interest rate during the year	5.12	3.40	2.26
Average balance of repurchase agreements	$15,257	$15,365	$16,660
Maximum amount outstanding at any month end	19,866	18,366	24,432

The total interest expense on repurchase agreements was $781 million, $523 million and $377 million for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006 there were no interest rate derivative contracts embedded in repurchase agreements.

Note 12:   Advances from Federal Home Loan Banks, Other Borrowings and Trust Preferred Securities

Advances from Federal Home Loan Banks and Other Borrowings

As members of the FHLBs, the Company’s two federal savings associations, Washington Mutual Bank (“WMB”), a member of the San Francisco FHLB, and Washington Mutual Bank fsb (“WMBfsb”), a member of the Seattle FHLB, maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances on these lines are collateralized in the aggregate by certain mortgages or deeds of trust, by securities of the U.S. Government and its agencies, and by all owned stock of the FHLBs. The maximum amount of credit that the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending on maturity and the cost of funds of the particular FHLB.

Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs.

Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Weighted average interest rate, end of year	5.25%	4.28%	2.21%
Weighted average interest rate during the year	4.99	3.46	2.16
Average balance of advances from FHLBs	$56,619	$68,713	$58,622
Maximum amount outstanding at any month end	68,729	71,534	70,074

The total interest expense on advances from FHLBs was $2.83 billion, $2.38 billion and $1.27 billion for the years ended December 31, 2006, 2005 and 2004.

In August 2003, the Company established a Global Bank Note Program that allows WMB to issue senior and subordinated notes in the United States and international capital markets in a variety of currencies and structures. The program was renewed in December 2005. WMB had $13.37 billion available under this program at December 31, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, WMB launched a EUR 20 billion (approximately $25 billion) covered bond program that will diversify its investor base, lengthen the maturity profile of its liabilities and provide an additional significant source of stable funding. Under the program, the Company will, from time to time, issue floating rate US dollar-denominated mortgage bonds secured principally by its portfolio of residential mortgage loans to a statutory trust not affiliated with the Company, which in turn will issue Euro-denominated covered bonds secured by the mortgage bonds. At December 31, 2006, $5.05 billion of covered bonds were outstanding.

Advances from FHLBs and other borrowings consisted of the following:

By remaining contractual maturity at December 31, 2006:	Under 1 year	1 to 5 years	After 5 years	2006 Total		2005 Total
	(dollars in millions)
Advances from FHLBs(1)
Fixed rate	$8,384	$1,202	$598	$10,184		$3,999
Floating rate	18,295	15,818	–	34,113		64,772
Interest rates	2.99-6.60%	1.78-8.27%	3.15-8.57%	1.78-8.57%		1.78-8.57%
Total Advances from FHLBs	$26,679	$17,020	$598	$44,297		$68,771
Other Borrowings
Washington Mutual, Inc. (Parent)
Senior notes(2):
Fixed rate	$1,000	$2,685	$1,109	$4,794		$5,399
Floating rate	–	999	941	1,940		1,446
Interest rates	5.63%	4.00-5.67%	5.00-5.76%	4.00-5.76%		4.00-7.50%
Subordinated notes(2)(3):
Fixed rate	$219	$536	$2,048	$2,803		$2,966
Interest rates	8.88%	8.25%	4.63-9.33%	4.63-9.33%		4.63-9.33%
Subtotal	$1,219	$4,220	$4,098	$9,537		$9,811
Washington Mutual Bank and its Subsidiaries(4)
Senior notes(2):
Fixed rate	$–	$496	$–	$496		$247
Floating rate	1,500	6,218	–	7,718		3,323
Interest rates	5.42%	3.85-5.57%	–	3.85-5.57%		4.38-4.55%
Subordinated notes(2):
Fixed rate	$–	$1,182	$5,226	$6,408		$3,994
Floating rate	–	–	1,096	1,096		498
Interest rates	–	6.88-8.00%	4.50-6.75%	4.50-8.00%		4.80-8.00%
Other(2):
Fixed rate	$24	$3	$1,917	$1,944		$2,337
Floating rate	15	2,533	2,516	5,064	(6)	35
Interest rates	5.17-6.38%	5.35-6.63%	0.34-7.40%	0.34-7.40%		0.34-7.40%
Secured lines of credit:
Floating rate	$–	$–	$–	$–		$2,826
Interest rates	–	–	–	–		4.50-4.51%
Subtotal	$1,539	$10,432	$10,755	$22,726		$13,260
Other Consolidated Subsidiaries
Senior notes(2):
Fixed rate	$–	$45	$–	$45		$275
Interest rates	–	4.00%	–	4.00%		2.75-4.00%
Subordinated notes(2) (5):
Fixed rate	$–	$–	$441	$441		$431
Floating rate	–	–	103	103		–
Interest rates	–	–	5.90-10.18%	5.90-10.18%		8.21-9.53%
Subtotal	$–	$45	$544	$589		$706
Total Other Borrowings	$2,758	$14,697	$15,397	$32,852		$23,777
Total Advances from FHLBs and Other Borrowings(7)(8)	$29,437	$31,717	$15,995	$77,149		$92,548

(1)             Included within Washington Mutual Bank and its subsidiaries.

(2)             Includes capitalized issuance costs and Statement No. 133 hedge adjustments.

(3)             Includes $1.35 billion at December 31, 2006 of junior subordinated notes relating to trust preferred securities.

(4)             Intercompany borrowings have been eliminated and are not included within this table.

(5)             Includes $544 million at December 31, 2006 of junior subordinated notes relating to trust preferred securities.

(6)             Includes $5.05 billion of covered bonds that were outstanding at December 31, 2006.

(7)             The aggregate principal amount of advances from FHLBs and other borrowings that matures in each of the five years subsequent to 2006 is $29.40 billion in 2007, $18.58 billion in 2008, $3.73 billion in 2009, $2.42 billion in 2010 and $6.99 billion in 2011.

(8)             The total weighted average interest rate of advances from FHLBs and other borrowings was 5.22% at December 31, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trust Preferred Securities

The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Washington Mutual, Inc. Prior to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46R, the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, on the Company’s Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the trusts have been supplanted by the junior subordinated deferrable interest debentures issued to the trusts by Washington Mutual, Inc. Financial data pertaining to the previously consolidated special purpose trusts at December 31, 2006 were as follows:

Name of Trust	Issuance Date	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Great Western Financial Trust II	January 1997	$300	$309	2027	8.21%	Ten consecutive semi-annual periods	On or after February 1, 2007
Washington Mutual Capital I	June 1997	400	412	2027	8.38	Ten consecutive semi-annual periods	On or after June 1, 2007
Washington Mutual Capital Trust 2001	May 2001	1,150	1,185	2041	5.38	20 consecutive quarterly periods	On or after May 3, 2006
Dime Capital Trust I	May 1997	200	206	2027	9.33	Ten consecutive semi-annual periods	On or after May 7, 2007
Providian Capital I	February 1997	104	109	2027	9.53	Ten consecutive semi-annual periods	On or after February 1, 2007
CCB Statutory Trust II	March 2002	15	16	2032	8.97	20 consecutive quarterly periods	On or after March 26, 2007
CCB Capital Trust III	March 2002	5	5	2032	9.12	20 consecutive quarterly periods	On or after March 31, 2007
CCB Capital Trust IV	September 2003	8	8	2033	8.27	20 consecutive quarterly periods	On or after October 8, 2008
CCB Capital Trust V	December 2003	10	10	2034	8.13	20 consecutive quarterly periods	On or after January 23, 2009
CCB Capital Trust VI	March 2004	10	10	2034	8.02	20 consecutive quarterly periods	On or after April 15, 2009
CCB Capital Trust VII	May 2004	8	8	2034	7.87	20 consecutive quarterly periods	On or after July 23, 2009
CCB Capital Trust VIII	June 2004	8	8	2034	8.09	20 consecutive quarterly periods	On or after July 23, 2009
CCB Capital Trust IX	February 2005	15	16	2035	5.90	20 consecutive quarterly periods	On or after March 30, 2010
HFC Capital Trust I	March 2001	9	9	2031	10.18	Ten consecutive semi-annual periods	On or after June 8, 2021
HFC Capital Trust III	April 2002	22	23	2032	9.09	Ten consecutive semi-annual periods	On or after April 22, 2007
HFC Capital Trust IV	November 2002	15	15	2032	8.73	Ten consecutive semi-annual periods	On or after November 15, 2007
Total trust preferred securities		$2,279	$2,349		6.98

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the close of business on May 3, 2041, 1.2081 shares of common stock of Washington Mutual. At any time after issuance of the units, the preferred security and warrant components of each unit may be separated by the holder and transferred separately. Thereafter, a separated preferred security and warrant may be combined to form a unit.

The initial warrant exercise price was $32.33 and the warrant exercise price on the expiration date of the warrants will equal $50. As of December 31, 2006, the warrant exercise price was $32.72.

Note 13:   Income Taxes

Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Current:
Federal	$1,368	$(522)	$1,456
Foreign	199	75	–
State and local	135	(137)	255
Payments in lieu	–	35	32
Total current	1,702	(549)	1,743
Deferred:
Federal	(45)	2,158	(113)
State and local	(1)	411	(111)
Payments in lieu	–	(35)	(32)
Total deferred	(46)	2,534	(256)
Total income taxes	$1,656	$1,985	$1,487

The Company’s retained earnings at December 31, 2006 and 2005 include base year bad debt reserves which amounted to approximately $2.22 billion, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at December 31, 2006 and 2005 is approximately $777 million. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeem their stock, or (3) liquidate.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2001 through 2003 and federal income tax returns for certain acquired subsidiaries for periods prior to acquisition. We do not anticipate that this examination will result in a significant impact on the Company’s financial position or result of operations.

In 2005, the IRS completed the examination of the Company’s federal income tax returns for the years 1998 through 2000. Selected issues were referred to the IRS Appeals Division for review. During 2006 all asserted deficiencies have been resolved in principle without a material impact on the Company’s financial position at December 31, 2006, or results of operations for 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2006	2005
	(in millions)
Deferred tax assets:
Provision for loan and lease losses and foreclosed assets	$694	$717
Compensation differences	305	175
Unrealized loss from securities and cash flow hedging instruments	63	128
Other	234	53
Total deferred tax assets	1,296	1,073
Payments in lieu	(4)	(4)
Valuation allowance	(55)	–
Deferred tax asset, net of payments in lieu and valuation allowance	1,237	1,069
Deferred tax liabilities:
Stock dividends from FHLBs	(690)	(711)
Mortgage servicing rights, net of valuation reserves	(698)	(1,050)
Loan fees and costs	(963)	(596)
Basis difference on premises and equipment	(275)	(409)
Other	(631)	(256)
Total deferred tax liabilities	(3,257)	(3,022)
Net deferred tax liability	$(2,020)	$(1,953)

The income taxes (benefits) from continuing operations and the summary of deferred tax assets and liabilities above reflect a reclassification of certain deferred tax asset amounts to the current tax receivable account during 2005 and 2006 due to the filing of amended tax returns. The amount of the receivable from various taxing authorities, including interest, totals approximately $3.07 billion and $2.53 billion at December 31, 2006 and 2005, respectively.

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

At December 31, 2006, the Company had state income tax net operating loss carryforwards of $55 million, all of which have been offset by a valuation allowance. The state income tax net operating loss carryforwards expire in various years from 2009 through 2026.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions)
Statutory federal income tax expense and rate	$1,669	35.00%	$1,882	35.00%	$1,375	35.00%
Tax effect of:
State income tax, net of federal tax benefit	129	2.70	177	3.29	93	2.37
Other	(142)	(2.97)	(74)	(1.38)	19	0.47
Effective income tax expense and rate	$1,656	34.73%	$1,985	36.91%	$1,487	37.84%

Note 14:   Commitments, Guarantees and Contingencies

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined amounts and other contractual provisions. These commitments may be for specific periods or may contain clauses permitting termination or reduction of the commitment by the Company and may require the payment of a fee by the customer. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. At December 31, 2006 and 2005, unfunded commitments to extend credit totaled $144.79 billion and $121.80 billion. The Company reserved $27 million and $24 million as of December 31, 2006 and 2005 to cover its loss exposure to unfunded commitments.

Guarantees

In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of early or first payment default, retains credit risk exposure on those loans. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. When a loan sold to an investor fails to perform according to its contractual terms the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the Company’s sale of the loan, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan. The Company has recorded loss contingency reserves of $202 million and $183 million as of December 31, 2006 and 2005 to cover the estimated loss exposure related to potential loan repurchases.

In order to meet the needs of its customers, the Company issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2006 and 2005, outstanding letters of credit issued by

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Washington Mutual totaled $369 million and $461 million, which included $39 million and $10 million in participations sold to other institutions.

At December 31, 2006, the Company is the guarantor of sixteen separate issues of trust preferred securities including eleven issues for which the Company assumed obligation in October 2006 in connection with its acquisition of CCB.  The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust to the extent the Company provided funding to the trust per the Company’s obligations under the subordinated debentures. The maximum potential amount of future payments the Company could be required to make under these guarantees are the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $2.31 billion and $2.34 billion as of December 31, 2006 and 2005. No liability has been recorded because the fair value of such guarantees is de minimis.

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

The Company is party to two goodwill lawsuits that it succeeded to when it acquired two savings and loan holding companies in the 1990s. The ultimate outcome of these lawsuits is uncertain and there can be no assurance that the Company will benefit from the future results of these lawsuits and no benefit from them has been recorded as of December 31, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:   Common Stock

At December 31, 2006, the Company was authorized to issue 1.6 billion shares with no par value. Share activity is as follows:

	December 31,
	2006	2005	2004
	(in millions)
Shares outstanding, beginning of year	993.9	874.3	881.0
Issued:
Stock-based compensation plans	13.0	14.2	8.9
Employee stock purchase plan	0.5	0.5	0.5
Acquisition	–	127.0	–
Subordinated note conversion	4.5	1.7	–
Total shares issued	18.0	143.4	9.4
Repurchased(1)	(67.4)	(23.8)	(16.1)
Shares outstanding, end of year	944.5	993.9	874.3

(1)             Includes shares of 51.7 million in 2006 and 15.5 million in 2005 repurchased through accelerated share repurchase programs.

Share Repurchases

As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. Share repurchases can occur in the open market or through accelerated share repurchase programs.

On March 16, 2006, the Company repurchased 34 million shares of its common stock from a broker-dealer counterparty under an accelerated share repurchase transaction at an initial cost of $1.48 billion, or $43.61 per share. As part of the transaction, the Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock. Upon completion of this forward contract on July 31, 2006, a net settlement amount was calculated based upon the difference between the average actual price of the Company’s shares during the repurchase period and the initial purchase price of $43.61 per share. As the average actual price of the Company’s shares exceeded the initial purchase price, the Company was required to pay the counterparty the purchase price adjustment and had the option to settle the forward contract in shares or cash. At the election of the Company, a final cash settlement payment of $60 million was made to the counterparty and was recorded as a reduction of capital surplus.

On August 21, 2006, the Company repurchased 16 million shares of its common stock from a broker-dealer counterparty under an accelerated share repurchase transaction at an initial cost of $753 million, or $47.06 per share. As part of the transaction, the Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock, which subjected the accelerated share repurchase program to future price adjustments during the contractually-specified time period between the initiation and the final settlement date, and included a cap such that the Company would not be required to make any additional payments to the counterparty. Based on the fluctuations in the weighted average price of the Company’s common stock between the initiation and the final settlement date of December 5, 2006, the Company received 1.66 million additional shares of its common stock from the counterparty in settlement of the contract.

On January 3, 2007, the Company repurchased 59.5 million shares of its common stock from a broker-dealer counterparty under an accelerated share repurchase transaction at an initial cost of $2.72 billion, or

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$45.65 per share. As part of the transaction, the Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock. Upon expected completion of this forward contract on August 13, 2007, a net settlement amount will be calculated based upon the difference between the average actual price of the shares of the Company’s common stock during the repurchase period and the initial price of $45.65 per share. If the contract’s net settlement amount is positive, the Company will be required to make a payment to the counterparty. The Company may elect that such payment be made in shares of the Company’s common stock or in cash. If the net settlement amount is negative, the Company will receive a payment in shares of the Company’s common stock from the counterparty. As this accelerated share repurchase occurred subsequent to December 31, 2006, it is not reflected in the accompanying Consolidated Financial Statements.

Note 16:   Preferred Stock and Minority Interest

Preferred Stock

At December 31, 2006, the Company had 600 shares authorized and 500 shares outstanding of Series K Perpetual Non-Cumulative Floating Rate Preferred Stock with no par value (the “Series K Preferred Stock”). Ownership is held in the form of depositary shares, each of which represents a 1/40,000th ownership interest in one share of the Series K Preferred Stock. Dividends, when declared by the Company’s Board of Directors, are payable quarterly. The dividend rate is adjustable each quarter and is calculated at the 3-month LIBOR plus 70 basis points, subject to a minimum dividend rate floor of 4.00%. At the option of the Company, the Series K Preferred Stock may be redeemed on or after September 15, 2011 at $1 million per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. Outstanding shares of Series K Preferred Stock rank senior to common shares both as to dividends and liquidation preferences but generally do not have any voting rights.

Minority Interest

In February 2006, Washington Mutual Preferred Funding LLC (“WMPF LLC”), a Delaware limited liability company, was formed. WMPF LLC is an indirect subsidiary of WMB which is an indirect subsidiary of the Company. The purpose of WMPF LLC is to issue preferred securities to investors. The Company’s primary regulator, the Office of Thrift Supervision, has confirmed that such preferred securities are eligible for inclusion in WMB’s core capital for regulatory purposes. University Street, Inc., an indirect subsidiary of WMB, owns 100% of WMPF LLC’s common securities and such common securities must at all times be held entirely by WMB or its controlled subsidiaries. WMPF LLC may not issue senior debt securities or incur indebtedness for borrowed money. During 2006, indirect subsidiaries of the Company contributed assets consisting of first lien home equity loans and Option ARM loans to WMPF LLC in exchange for the common and preferred securities of WMPF LLC.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company received net proceeds of $2.45 billion during 2006 from the issuance of $1.25 billion of Series A Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities, $750 million of Series B Fixed Rate Perpetual Non-cumulative Preferred Securities, and $500 million of Series C Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities. All of the preferred securities have a liquidation preference of $1,000 per security. Distributions on the preferred securities, when declared by WMPF LLC’s Board of Managers, are payable quarterly. Each series may be redeemed on specific future dates that vary by security; however, redemptions may only occur with the approval of WMB’s primary regulator. In addition, the Company has made certain covenants to subordinated bondholders that would require the issuance of an equivalent amount of securities ranking pari passu or junior to the series if any such series was to be redeemed. The following table presents the dividend rates and the earliest redemption date of the preferred securities:

Series	Amount	Rate		Earliest Redemption Date
		(dollars in millions)
2006-A	$1,250	6.53	%(1)	March 2011
2006-B	750	7.25%		March 2011
2006-C	500	6.67	%(2)	December 2016

(1)                Dividend rate fixed until March 2011. Variable thereafter at 3-month LIBOR plus 1.4825%.

(2)                Dividend rate fixed until December 2016. Variable thereafter at 3-month LIBOR plus 1.7925%.

Note 17:   Earnings Per Common Share

Information used to calculate earnings per common share was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Weighted average common shares:
Basic weighted average number of common shares outstanding	948,371	894,434	862,215
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	14,432	12,994	12,414
Common stock warrants	10,699	9,526	9,421
Convertible debt	1,550	1,955	–
Accelerated share repurchase program	354	329	–
Diluted weighted average number of common shares outstanding	975,406	919,238	884,050

For the years ended December 31, 2006, 2005 and 2004, options to purchase an additional 14.6 million, 12.1 million and 1.5 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow will expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and not based on future earnings or market prices. At

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006, the conditions for releasing the shares from escrow did not exist, and therefore, none of the shares in the escrow were included in the above computations.

Note 18:   Comprehensive Income

The following table presents the components of other comprehensive income (loss) and the related tax effect allocated to each component:

	Before Tax Amount	Tax Effect	Net of Tax
	(in millions)
2004
Unrealized gain from securities:
Net unrealized gain from available-for-sale securities arising during the year	$386	$149	$237
Reclassification of net gain from available-for-sale securities included in net income	(57)	(22)	(35)
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(7)	(3)	(4)
Net unrealized gain from securities, net of reclassification adjustments	322	124	198
Unrealized gain from cash flow hedging instruments:
Net unrealized gain arising during the year	216	83	133
Reclassification adjustment of losses included in income	199	76	123
Net unrealized gain from cash flow hedging instruments	415	159	256
Minimum pension liability adjustment	(10)	(4)	(6)
Other comprehensive income	$727	$279	$448
2005
Unrealized loss from securities:
Net unrealized loss from available-for-sale securities arising during the year	$(357)	$(137)	$(220)
Reclassification of net loss from available-for-sale securities included in net income	42	16	26
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(2)	(4)
Net unrealized loss from securities, net of reclassification adjustments	(321)	(123)	(198)
Unrealized gain from cash flow hedging instruments:
Net unrealized loss arising during the year	(50)	(19)	(31)
Reclassification adjustment of losses included in income	115	44	71
Net unrealized gain from cash flow hedging instruments	65	25	40
Minimum pension liability adjustment	(1)	—	(1)
Other comprehensive loss	$(257)	$(98)	$(159)
2006
Unrealized gain from securities:
Net unrealized gain from available-for-sale securities arising during the year	$29	$11	$18
Reclassification of net loss from available-for-sale securities included in net income	5	2	3
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(7)	(3)	(4)
Net unrealized gain from securities, net of reclassification adjustments	27	10	17
Unrealized gain from cash flow hedging instruments:
Net unrealized loss arising during the year	(6)	(3)	(3)
Reclassification adjustment of losses included in income	139	53	86
Net unrealized gain from cash flow hedging instruments	133	50	83
Minimum pension liability adjustment	(2)	(1)	(1)
Other comprehensive income	$158	$59	$99

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents accumulated other comprehensive income (loss) balances:

	Net Unrealized Gain (Loss) From Available- for-Sale Securities	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Pension Adjustments		Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2004	$107	$(174)	$7		$(16)	$(76)
Net change	(194)	40	(4)	(1)		(159)
Balance, December 31, 2005	(87)	(134)	3	(17)		(235)
Net change	21	83	(4)	(1)		99
Adoption of new accounting standards	6 (1)	–	–	(157	)(2)	(151)
Balance, December 31, 2006	$(60)	$(51)	$(1)		$(175)	$(287)

(1)          Related to the adoption of Statement No. 156.

(2)          Related to the adoption of Statement No. 158.

Note 19:   Regulatory Capital Requirements and Dividend Restrictions

Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its banking subsidiaries is subject to Office of Thrift Supervision (“OTS”) capital requirements. The capital adequacy requirements are quantitative measures established by regulations that require WMB and WMBfsb to maintain minimum amounts and ratios of capital. The OTS requires WMB and WMBfsb to maintain minimum ratios of adjusted Tier 1 and total risk-based capital to total risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to tangible assets.

Federal law and regulations establish minimum capital standards. Under the OTS regulations, an institution is required to maintain a leverage ratio of Tier 1 capital to adjusted total assets of at least 4.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a total risk-based capital ratio of at least 8.00%. In addition, the Company’s banking subsidiaries are required to have a tangible capital ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total risk-based capital to total risk-weighted assets is 10.00% or more, its ratio of adjusted Tier 1 capital to total risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. An institution is undercapitalized if its total risk-based capital ratio is less than 8.00%, or its Tier 1 risk-based capital ratio is less than 4.00%, or (unless it is in the most highly-rated category) its leverage ratio is less than 4.00%. An institution is treated as significantly undercapitalized if its total risk-based capital ratio is less than 6.00%, or its Tier 1 risk-based capital ratio is less than 3.00%, or its leverage ratio is less than 3.00%. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company’s banking subsidiaries to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enforcement actions against such institutions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

The regulatory capital ratios calculated for WMB and WMBfsb, along with the capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2006
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$30,950	12.17%	$20,339	8.00%		$25,423	10.00%
Adjusted Tier 1 capital to total risk-weighted assets	21,081	8.29	10,169	4.00		15,254	6.00
Tier 1 capital to adjusted total assets (leverage)	22,790	6.80	13,409	4.00	(1)	16,761	5.00
Tangible capital to tangible assets (tangible equity)	22,397	6.69	6,696	>2.00		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	31,374	274.89	913	8.00		1,141	10.00
Adjusted Tier 1 capital to total risk-weighted assets	31,292	274.17	457	4.00		685	6.00
Tier 1 capital to adjusted total assets (leverage)	31,340	81.62	1,536	4.00	(1)	1,920	5.00
Tangible capital to tangible assets (tangible equity)	31,340	81.62	768	>2.00		n/a	n/a

(1)                 The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2005
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$26,219	11.50%	$18,240	8.00%		$22,800	10.00%
Adjusted Tier 1 capital to total risk-weighted assets	19,350	8.49	9,120	4.00		13,680	6.00
Tier 1 capital to adjusted total assets (leverage)	20,787	6.47	12,850	4.00	(1)	16,062	5.00
Tangible capital to tangible assets (tangible equity)	20,331	6.34	6,416	>2.00		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	29,902	383.91	623	8.00		779	10.00
Adjusted Tier 1 capital to total risk-weighted assets	29,900	383.89	312	4.00		467	6.00
Tier 1 capital to adjusted total assets (leverage)	29,936	85.21	1,405	4.00	(1)	1,757	5.00
Tangible capital to tangible assets (tangible equity)	29,936	85.21	703	>2.00		n/a	n/a

(1)                 The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

WMB and WMBfsb met all capital adequacy requirements as of December 31, 2006 and 2005 to which they were subject. Additionally, as of the most recent notifications from the OTS, the OTS individually categorized WMB and WMBfsb as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 or leverage ratios as set forth in the table above. There are no conditions or events since those notifications that management believes have changed the well-capitalized status of WMB and WMBfsb.

Washington Mutual, Inc.’s principal sources of funds are cash dividends received from its banking and other subsidiaries, investment income, and borrowings.  Washington Mutual, Inc.’s ability to pay dividends is also predicated on the ability of its subsidiaries to declare and pay dividends to Washington Mutual, Inc. Federal law limits the ability of a bank, such as WMB or WMBfsb, to pay dividends or make other capital distributions.

OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions. WMB and WMBfsb must file an application or notice with the OTS at least 30 days before the proposed payment of a dividend or payment of a proposed capital distribution because they are subsidiaries of a savings and loan holding company. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed capital distribution, the association’s capital distributions in a calendar year would exceed its

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

The Company’s retained earnings at December 31, 2006 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided.  In the future, if the thrift bad debt reserve is used for any purpose other than to absorb bad debt losses, or if any of the banking subsidiaries no longer qualifies as a bank, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries’ pre-1988 thrift bad debt reserve.  As a result, the Company’s ability to pay dividends in excess of current earnings may be limited.

Note 20:   Stock-Based Compensation Plans and Shareholder Rights Plan

Effective January 1, 2003 and in accordance with the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted after December 31, 2002. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment, using the modified prospective application transition method. Since the Company had already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption were fully vested at December 31, 2005, Statement No. 123R did not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition. Prior to the Company’s adoption of Statement No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Consolidated Statements of Cash Flows. Statement No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Statement No. 123R requires an entity that previously had a policy of recognizing the effect of forfeitures as they occurred to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The effect of this change in accounting principle amounted to $25 million and has been reflected as a decrease to compensation and benefits expense in the first quarter of 2006.

Net income for the years ended December 31, 2006, 2005 and 2004 included $215 million, $161 million and $109 million of compensation costs and $81 million, $62 million and $41 million of income tax benefits related to the Company’s stock-based compensation arrangements. As the Company elected to use the modified prospective application method, results for the years ended December 31, 2005 and 2004 do not reflect any restated amounts.

Washington Mutual maintains an equity incentive plan and an employee stock purchase plan. The following information is disclosed on a continuing and discontinued operations basis.

2003 Equity Incentive Plan

In February 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (“2003 EIP”). On April 15, 2003, the shareholders approved the adoption of the 2003 EIP, which replaced the 1994 Stock Option Plan (“1994 Plan”) and the Company’s Equity Incentive Plan. Under the 2003 EIP, all of the Company’s employees, officers, directors and certain consultants, agents, advisors and independent contractors are eligible to receive awards. Awards which may be granted under the 2003 EIP include stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units and other stock or cash-based awards. The 2003 EIP is generally similar to the 1994 Plan and the Equity Incentive Plan, and does not affect the terms of any option granted under the 1994 Plan or stock or

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares awarded under the Equity Incentive Plan. The maximum number of shares of Washington Mutual common stock available for grant under the 2003 EIP is 109,919,426 which includes authorized shares not issued or subject to outstanding awards under the Company’s 1994 Plan or Equity Incentive Plan.

Under the 2003 EIP, the exercise price of the option must at least equal the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vest on a graded schedule over one to three years, depending on the terms of the grant, and expire ten years from the grant date.

1994 Stock Option Plan

Under the 1994 Stock Option Plan, options to purchase shares of Washington Mutual common stock were granted to officers, directors, consultants and advisors of the Company. Under the 1994 Plan, the exercise price of the options was equal to the fair market value of Washington Mutual’s common stock on the date of the grant. The options generally vested on a graded schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company’s shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000.

WAMU Shares Stock Option Plans

From time to time, the Board of Directors approved grants of nonqualified stock options to certain groups of employees. The grants were made pursuant to a series of plans, collectively known as “WAMU Shares.”  The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual’s common stock on the grant date, and all options vested one to three years after that date and expire five to ten years from the grant date.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the status of all stock option plans during the year ended December 31, 2006 were as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2005	19,590,567	$31.40	5.15	$237
Granted	–	–
Exercised	(5,311,317)	30.83
Forfeited	(28,791)	31.53
Outstanding at December 31, 2006	14,250,459	31.62	4.34	198
Outstanding options exercisable as of December 31, 2006	14,250,459	31.62	4.34	198
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2005	4,869,410	$36.59	4.22	$34
Granted	–	–
Exercised	(1,969,175)	36.21
Forfeited	(249,112)	35.84
Outstanding at December 31, 2006	2,651,123	36.95	3.98	23
Outstanding options exercisable as of December 31, 2006	2,651,123	36.95	3.98	23
Acquired Plans:
Outstanding at December 31, 2005	8,217,386	$51.98	4.74	$104
Granted	–	–
Exercised	(2,364,521)	20.46
Forfeited	(478,096)	100.02
Outstanding at December 31, 2006	5,374,769	61.57	3.75	55
Outstanding options exercisable as of December 31, 2006	5,374,769	61.57	3.75	55
2003 Equity Incentive Plan:
Outstanding at December 31, 2005	17,271,539	$40.91	8.38	$45
Granted	7,098,327	43.40
Exercised	(1,845,190)	40.40
Forfeited	(2,059,237)	42.16
Outstanding at December 31, 2006	20,465,439	41.68	7.78	78
Options vested or expected to vest as of December 31, 2006	19,467,675	41.62	7.65	75
Outstanding options exercisable as of December 31, 2006	9,209,790	40.42	6.75	47

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the options granted under the Company’s stock option plans was estimated on the date of the grant using a binomial model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, the historical volatility of the Company’s stock and other factors. Employees that have similar historical exercise behavior are grouped together for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the rate available on zero-coupon government issues in effect at the time of the grant. The expected term of options granted is derived from historical exercise behavior combined with possible option lives based on remaining contractual terms of unexercised and outstanding options. The range of expected life given below results from certain groups of employees exhibiting different behavior.

	Year Ended December 31,
	2006	2005	2004
Weighted average grant-date fair value:
2003 Equity Incentive Plan	$8.06	$8.29	$8.99
Dividend yield	4.70%	4.15 – 4.32%	2.41 – 2.80%
Expected volatility	20.90 – 25.50	20.85 – 30.74	27.11 – 30.41
Risk-free interest rate	4.22 – 5.02	3.55 – 4.50	2.33 – 4.16
Expected life (in years)	5.1 – 6.2	2.5 – 7.0	4.0 – 7.0

The total intrinsic value of options exercised under the plans during the years ended December 31, 2006, 2005 and 2004 was $153 million, $171 million and $94 million. As of December 31, 2006, there was $58 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

Cash received from stock options exercised and the income tax benefits from stock options exercised for the year ended December 31, 2006 were $358 million and $56 million.

2003 Equity Incentive Plan – Restricted Stock and Performance Shares

The 2003 EIP and one of its predecessor plans, the Equity Incentive Plan, permit grants of restricted stock, with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, and certain consultants, agents, advisors, and independent contractors of the Company. The Company measures the fair value of the 2003 EIP restricted stock awards based upon the market price of the underlying common stock as of the date of grant. The 2003 EIP restricted stock awards are amortized over their applicable vesting period (generally three years) using the straight-line method.

The following table presents the status and changes in restricted stock awards issued under both plans:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2005	6,388,821	$40.80
Granted	4,022,802	43.38
Vested	(2,741,223)	40.80
Forfeited	(1,281,749)	41.64
Nonvested balance at December 31, 2006	6,388,651	42.26

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006 there was $173 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

During the years ended December 31, 2005 and 2004, 2003 EIP restricted stock awards of 4.2 million and 2.1 million were granted with a weighted average grant-date per share fair value of $40.54 and $42.83. The total fair value of EIP restricted stock awards vested during the years ended December 31, 2005 and 2004 was $48 million and $36 million.

The 2003 EIP also allows for awards denominated in units of stock (“Performance Shares”). Performance Shares are paid out at the end of a three-year period only if the Company achieves specified performance and market goals compared to the performance of a peer group in the S&P Financial Index. Payout of Performance Shares is in the form of cash or shares of Washington Mutual common stock at the Company’s discretion unless the employee has elected to defer receipt of the payout. In such case, the final payout will be in cash. The periodic compensation cost related to the awards is based on the fair value of the award at each reporting period. The fair value of Performance Shares is estimated at each reporting date utilizing a Monte Carlo valuation methodology to determine the value of the market condition, which is combined with the estimated value of the performance conditions.

The following table presents the status and changes in Performance Shares awards:

	Units	Weighted Average Grant-Date Fair Value
Performance Shares awards:
Nonvested balance at December 31, 2005	1,086,348	$40.65
Granted	545,809	46.21
Vested	–	–
Forfeited	(213,790)	42.23
Nonvested balance at December 31, 2006	1,418,367	42.55

As of December 31, 2006, there was $4 million of total unrecognized compensation cost related to unvested Performance Shares. The cost is expected to be recognized over a weighted average period of 2.0 years.

During the years ended December 31, 2005 and 2004, Performance Shares awards of 0.5 million units and 0.8 million units were granted with a weighted average grant-date per share fair value of $42.17 and $39.53. The total fair value of Performance Shares awards vested during the years ended December 31, 2005 and 2004 was zero and $21.9 million.

Long-term Cash Incentive Program

The Long-term Cash Incentive Program (“LTCIP”), initiated during 2005, provides eligible employees the opportunity to earn cash awards aligned with the Company’s common stock performance over a three-year period. Participants are awarded a number of units and on each of the three award anniversaries, participants receive a cash payment equal to the value of one-third of the participant’s units multiplied by the average closing price of Washington Mutual’s common stock over a period preceding the award anniversary date. These awards are classified as liabilities and are valued at each reporting period, based on the closing price of the Company’s common stock.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the status and changes in LTCIP awards:

	Units	Weighted Average Grant-Date Fair Value
LTCIP awards:
Nonvested balance at December 31, 2005	1,429,180	$40.91
Granted	1,255,535	43.09
Vested	(494,315)	40.94
Forfeited	(230,653)	42.11
Nonvested balance at December 31, 2006	1,959,747	42.16

As of December 31, 2006, there was $39 million of total unrecognized compensation cost related to unvested LTCIP awards. The cost is expected to be recognized over a weighted average period of 1.4 years. Cash used to settle vested LTCIP awards was $21 million for the year ended December 31, 2006.

During the year ended December 31, 2005, LTCIP awards of 1.5 million units were granted with a weighted average grant-date per share fair value of $40.91. The total fair value of LTCIP awards vested during the year ended December 31, 2005 was de minimis.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows qualifying employees to purchase Washington Mutual common stock at a 5% discount from the price at the end of each quarterly offering period. Employees purchased 499,163 shares, 484,703 shares and 537,210 shares of the Company’s common stock during the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, 1.8 million shares were reserved for future issuance under this plan.

Shareholder Rights Plan

In October 2000, the 1994 Shareholder Rights Plan expired in accordance with its terms. On December 19, 2000, the Company’s Board of Directors adopted a new Shareholder Rights Plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record on January 4, 2001. The rights have certain anti-takeover effects. They are intended to discourage coercive or unfair takeover tactics and to encourage any potential acquirer to negotiate a price fair to all shareholders. The rights may cause substantial dilution to an acquiring party that attempts to acquire the Company on terms not approved by the Board of Directors, but they will not interfere with any friendly merger or other business combination. The Shareholder Rights Plan was not adopted in response to any specific effort to acquire control of the Company.

Note 21:   Employee Benefits Programs and Other Expense

On December 31, 2006, the Company adopted FASB Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”). This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Statement No. 158 also requires the Company to disclose additional information about certain effects on net periodic benefit cost expected to be recognized over the next fiscal year that arise from delayed recognition of the gains or losses, prior service

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs or credits and transition amounts. The effect of this change in accounting principle on the individual line items in the Consolidated Statements of Financial Condition was as follows:

	Before Application of Statement No. 158	Adjustments	After Application of Statement No. 158
	(in millions)
Other assets	$491	$(274)	$217
Other liabilities	201	(14)	187
Deferred income taxes(1)	(11)	(103)	(114)
Total other liabilities	190	(117)	73
Accumulated other comprehensive income (loss)	(18)	(157)	(175)

(1)          Included within other liabilities on the Consolidated Statements of Financial Condition.

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

Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

The Company, as successor to previously acquired companies, has assumed responsibility for a number of nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, supplemental retirement plans for certain officers and multiple outside directors’ retirement plans (the “Nonqualified Defined Benefit Plans”). Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans and outside directors’ retirement plans are generally based on years of service.

The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans (the “Other Postretirement Benefit Plans”) that make medical and life insurance coverage available to eligible retired employees and their beneficiaries and covered dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services. A 1% change in assumed health care cost trend rates would not have a material impact on the service and interest cost or postretirement benefit obligation.

Washington Mutual uses December 31 as the measurement date for its plans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2006			2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,512	$138	$64	$1,423	$138	$65
Interest cost	89	8	3	86	8	4
Service cost	86	2	–	79	2	1
Plan participants’ contributions	–	–	4	–	–	5
Actuarial (gain) loss	(16)	(2)	(2)	21	1	(2)
Curtailment gain	–	–	(8)	–	–	–
Benefits paid	(101)	(12)	(8)	(97)	(11)	(9)
Benefit obligation, end of year(1)	1,570	134	53	1,512	138	64
Change in plan assets
Fair value of plan assets, beginning of year	1,621	–	–	1,459	–	–
Actual return on plan assets	191	–	–	110	–	–
Employer contributions	76	12	4	149	11	4
Plan participants’ contributions	–	–	4	–	–	5
Benefits paid	(101)	(12)	(8)	(97)	(11)	(9)
Fair value of plan assets, end of year	1,787	–	–	1,621	–	–
Funded status, end of year	$217	$(134)	$(53)	109	(138)	(64)
Unrecognized net actuarial loss				303	26	(17)
Unrecognized prior service cost				75	8	–
Net amount recognized				$487	$(104)	$(81)

(1)          The Pension Plan and Nonqualified Defined Benefit Plans benefit obligation represents the projected benefit obligation. The Other Postretirement Benefit Plans benefit obligation represents the accumulated benefit obligation.

Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2006			2005
		Nonqualified	Other		Nonqualified	Other
	Pension	Defined	Postretirement	Pension	Defined	Postretirement
	Plan	Benefit Plans	Benefit Plans	Plan	Benefit Plans	Benefit Plans
	(in millions)
Other assets	$217	$–	$–	$487	$1	$–
Other liabilities	–	(134)	(53)	–	(134)	(81)
Net amount recognized	$217	$(134)	$(53)	$487	$(133)	$(81)

Other assets of $217 million at December 31, 2006 reflects the net funded status of the Pension Plan as required by Statement No. 158. In contrast, other assets of $487 million at December 31, 2005 prior to the application of Statement No. 158 represents the prepaid pension asset created by contributions in excess of recognized periodic pension cost.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recorded in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2006			2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net loss (gain)	$209	$23	$(18)	$–	$29	$–
Prior service cost	65	7	–	–	–	–
Net amount recognized	$274	$30	$(18)	$–	$29	$–

The accumulated benefit obligation for the Pension Plan and Nonqualified Defined Benefit Plans was $1.36 billion and $129 million at December 31, 2006 and $1.30 billion and $133 million at December 31, 2005.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2006			2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$89	$8	$3	$86	$8	$4
Service cost	86	2	–	79	1	1
Expected return on plan assets	(129)	–	–	(118)	–	–
Amortization of prior service cost (credit)	10	1	–	9	1	(1)
Amortization of net loss	–	–	–	–	–	1
Recognized net actuarial loss (gain)	17	1	(1)	15	1	(1)
Net periodic benefit cost	73	12	2	71	11	4
Other changes in plan assets and other benefit obligation recognized in other comprehensive income:
Change in additional minimum liability	–	(3)	–	–	2	–
Total recognized in other comprehensive income (loss)	–	(3)	–	–	2	–
Total recognized in net periodic benefit cost and other comprehensive income	$73	$9	$2	$71	$13	$4
Unrecognized cost (credit) upon adoption of FAS 158	$274	$4	$(18)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net impact on accumulated other comprehensive income of the adoption of FAS 158, after applicable income taxes of $103 million, was $157 million.

	Year Ended December 31,
	2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$84	$8	$4
Service cost	80	2	1
Expected return on plan assets	(100)	–	–
Amortization of prior service cost (credit)	8	1	(1)
Amortization of net loss	–	–	1
Recognized net actuarial loss	26	1	–
Net periodic benefit cost	$98	$12	$5
Other changes in plan assets and other benefit obligation recognized in other comprehensive income:
Change in additional minimum liability	–	1	–
Total recognized in other comprehensive income	–	1	–
Total recognized in net periodic benefit cost and other comprehensive income	$98	$13	$5

The estimated net loss and prior service cost for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.5 million and $10 million. The estimated net loss and prior service costs for the Nonqualified Defined Benefit Plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $1 million and $1 million. The estimated net gain and prior service credit for the Other Postretirement Benefit Plans that will be amortized over the next fiscal year are $1 million and de minimis.

Weighted-average assumptions used to determine benefit obligations for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2006			2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.00%	6.00%	6.00%	5.70%	5.70%	5.70%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2006			2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	5.70%	5.70%	5.70%	5.90%	5.90%	5.90%
Rate of compensation increase	5.50	n/a	n/a	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a	8.00	n/a	n/a

	Year Ended December 31,
	2004
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a

The discount rate is determined through a review of a portfolio of investment grade corporate bonds with durations matching the expected durations of the Pension Plan liabilities. The expected long-term rate of return assumption was developed using a policy framework that includes an annual review of several factors including an analysis of historical asset returns, gauging market consensus, historical returns of the Pension Plan’s portfolio, reviewing longer term historical asset returns and incorporating the results of asset return models.

It is policy that the asset return assumptions chosen for the upcoming year are maintained so long as the actual long-term asset return experience is not significantly different from the past assumed asset rate of return and that there is no significant change in the targeted asset allocation or in the selection of investment managers.

The Pension Plan’s weighted-average asset allocation at December 31, 2006 and 2005 by asset category was as follows:

	Pension Plan Assets at December 31,(1)
	2006	2005
Asset Category
Fixed income securities	32%	33%
Cash and equivalents	5	3
Domestic equities:
Large cap	33	36
Small/mid cap	7	7
International equities	16	16
Alternative investments	7	5
Total	100%	100%

(1)                 The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans had no plan assets at December 31, 2006 and 2005.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total portfolio is managed on a balanced basis, with the primary asset categories to include: domestic large capitalization equities, domestic small/mid capitalization equities, fixed income securities (primarily U.S.), and international equity investments.

It is the Company’s intention to allow the investment managers full discretion within the scope of the Company’s Investment Policy Statement to allocate the Pension Plan assets within each of the asset classes. The Company’s Investment Policy Statement is established by the Company’s Plan Investment Committee.

The portfolio strategy will seek total return, defined as all income, gains and losses, whether realized or unrealized, over a long-term basis and defined as five years or more. At a minimum, the total return objective for all managers in the aggregate is to meet or exceed the Plan’s long-term rate of return assumption.

Given the investment objectives of the Pension Plan and the Plan Investment Committee’s risk tolerance, the Committee has set certain long-range target asset allocation percentages. The investment policy statement provides for portfolio rebalancing, as appropriate when an asset category falls outside a target range. The target asset allocation percentages are as follows:

	Target	Minimum	Maximum
Fixed income securities and cash equivalents	35%	28%	42%
Domestic equities	43	39	47
International equities	12	11	13
Alternative investments	10	–	15

The Pension Plan assets include Washington Mutual, Inc.’s common stock and fixed income securities of $7 million, or 0.39% of total plan assets, and $9 million, or 0.53% of total plan assets at December 31, 2006 and 2005.

Washington Mutual expects to contribute $70 million, $11 million and $6 million to the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
2007	$90	$11	$6
2008	99	12	5
2009	105	12	5
2010	110	15	5
2011	117	19	5
2012 – 2016	669	60	21

Account Balance Plans

WaMu Savings Plan.   The Company sponsors a defined contribution plan for all eligible employees that allows participants to make contributions by salary deduction up to 75% of their salary pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions vest immediately. Prior to January 1, 2004, the Company’s matching contributions and any profit sharing contributions made to

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees vested based on years of service. Company contributions made on or after January 1, 2004 vest immediately.

In connection with the acquisition of Providian, the Company assumed the Providian Financial Corporation 401(k) Plan, which was available to substantially all Card Services employees. Providian’s 401(k) Plan offers safe-harbor matching contributions and discretionary retirement contributions to eligible plan participants. Providian’s 401(k) Plan was merged into WaMu Savings Plan on April 1, 2006.

Company contributions to savings plans were $73 million, $77 million and $64 million in 2006, 2005 and 2004.

Other Account Balance Plans.   The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

Other Expense

Postage expense exceeded 1% of total interest income and noninterest income and is not otherwise shown separately in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements. For the years ended December 31, 2006, 2005 and 2004, postage expense was $471 million, $293 million and $232 million.

Note 22:   Derivative Financial Instruments

The Company uses a variety of derivative financial instruments to manage interest rate risk and reduce the effects that changing interest rates may have on net income. These instruments include interest rate swaps, basis swaps, caps and floors, option contracts, financial futures and forward settlement agreements. From time to time, interest rate derivative instruments may be embedded within certain adjustable- and fixed-rate borrowings. Swaps are agreements between two parties to exchange cash flows of different types based on the contractual notional amounts. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual notional amounts. Basis swaps involve the exchange of interest payments based on the contractual notional amounts, where both the pay rate and receive rate are floating rates based on different indices. Caps and floors are agreements in which payments are made when a reference rate rises above (for caps) or falls below (for floors) the strike rate. Option contracts give the option buyer the right, but not the obligation, to buy or sell a financial asset at the exercise price within or at the end of a specified time period. Financial futures and forward settlements allow the contract holder to buy or sell a quantity of a financial instrument at a predetermined price and date. Settlements of derivative financial instruments affecting net income are recorded as operating activities within the Consolidated Statements of Cash Flows.

The Company also uses foreign currency swaps to manage the foreign exchange risk associated with certain non U.S. dollar denominated debt. Foreign currency swaps represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price and settlement date. Foreign currency swaps are similar to interest rate swaps except that they are based on currencies rather than interest rates.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value hedges

The risk of holding assets or liabilities that have a fixed element (price, rate, currency or index) creates exposure to changes in fair value due to changes in interest rates or exchange rates. As part of its asset/liability management activities, the Company holds certain investment securities and fixed-rate borrowings. The Company uses pay-fixed and receive-fixed swaps to synthetically convert these instruments to floating rate and reduce the risk of interest rate changes impacting fair value. The fair values of these derivatives are reported in other assets and other liabilities. In addition, the Company enters into foreign currency swaps to hedge its exposure to foreign exchange risk and interest rate risk associated with the issuance of non U.S. dollar denominated debt. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest income or interest expense. For the years ended December 31, 2006 and 2005, the net gain recognized in earnings due to hedge ineffectiveness of the fair value hedges of investment securities and borrowings was $1 million. For the year ended December 31, 2004, the amount was de minimis.

The Company had been applying fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, since April 1, 2004 to most of its MSR. Beginning January 1, 2006, the Company discontinued the application of fair value hedge accounting with the adoption of Statement No. 156 and the election of the fair value method of accounting for its mortgage servicing assets. At December 31, 2005 and 2004, the fair value of the derivatives that qualified for fair value hedge accounting treatment was reported in other assets and other liabilities. The changes in the fair value of these derivatives were reported in net mortgage servicing rights valuation adjustments. For the years ended December 31, 2005 and 2004, the net gains recognized in earnings due to hedge ineffectiveness of the fair value hedges of MSR were $22 million and $231 million.

The Company also mitigates the interest rate risks associated with fixed-rate mortgage-backed securities with interest rate swap agreements where the Company pays a fixed rate of interest (pay-fixed swaps) and swaptions where the Company will enter into pay-fixed swaps if the swaptions are exercised. These pay-fixed swaps and swaptions are accounted for as fair value hedges of mortgage-backed securities. The fair value of these interest rate swaps and swaptions is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2006, 2005 and 2004, the amount the Company recognized in earnings due to hedge ineffectiveness of fair value hedges of mortgage-backed securities was de minimis.

Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale predominantly by entering into forward sales agreements and, to a lesser extent, interest rate swaps, swaptions and interest rate futures contracts. Certain of these forward sales agreements are accounted for as fair value hedges of loans held for sale. The fair value of these forward sales agreements is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of derivative instruments for which the Company did not achieve or did not attempt to achieve hedge accounting treatment are reported in revaluation gain/loss from derivatives. For the year ended December 31, 2006, the Company recognized a net gain of $21 million in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale, as compared with net losses of $11 million and $65 million during 2005 and 2004.

The Company also originates fixed-rate multi-family and commercial real estate loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company enters into interest rate swap agreements where the Company pays a fixed rate of interest. These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. For the years ended December 31, 2006, 2005 and 2004, the net gains recognized in earnings due to hedge ineffectiveness of fair value hedges of multi-family and commercial real estate loans held for sale were $5 million, $12 million and $11 million.

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

For the years ended December 31, 2006, 2005 and 2004, the Company recognized net losses of $3 million, $6 million and zero in earnings due to hedge ineffectiveness of cash flow hedges.

As of December 31, 2006, accumulated other comprehensive income included $49 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities and the forecasted sale of a portfolio of fixed-rate multi-family and non-residential loans that are expected to be reclassified into earnings during the next twelve months, as compared with $102 million and $82 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges at December 31, 2005 and 2004.

All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

Risk management derivatives

In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. These derivatives include interest rate swaps, swaptions, futures, options, forward rate agreements and forward purchase commitments. The fair value of the derivatives used to hedge the MSR is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain/loss from derivatives.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes derivative instruments for asset/liability risk management purposes which do not qualify for hedge accounting treatment. These risk management derivatives include interest rate swaps, swaptions, basis swaps, foreign currency swaps, caps and corridors. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in other noninterest income.

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. As of December 31, 2006 and 2005, the Company’s embedded derivatives are considered clearly and closely related to the host contract and are not required to be separated from their host contracts.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” At December 31, 2006 and 2005, the gross positive fair value of the Company’s derivative financial instruments was $618 million and $792 million. The Company’s master netting agreements at December 31, 2006 and 2005 reduced the exposure to this gross positive fair value by $339 million and $561 million. The Company’s collateral against derivative financial instruments was $16 million and $82 million at December 31, 2006 and 2005. Accordingly, the Company’s net exposure to derivative counterparty credit risk at December 31, 2006 and 2005 was $263 million and $149 million.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2006 and 2005:

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

Investment in FHLBs – FHLB stock does not have a readily determinable fair value and is required to be sold back at its par value. FHLB stock is carried at its par value.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of the Company’s financial instruments was as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Loans held for sale	$44,970	$45,060	$33,582	$33,699
Loans held in portfolio, net of allowance for loan and lease losses	223,330	221,401	227,937	227,223
MSR(1)	6,193	6,193	8,041	8,098
Financial Liabilities:
Time deposits	95,082	94,590	73,988	73,825
Securities sold under agreements to repurchase	11,953	11,953	15,532	15,526
Advances from FHLBs	44,297	44,283	68,771	68,704
Other borrowings	32,852	32,874	23,777	23,589

(1)          Pursuant to the adoption of FASB Statement No. 156 on January 1, 2006, the carrying amount and fair value of MSR are equal as of December 31, 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24:  Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$10	$62	$25	$(97)	$–
Other interest income	5	5	19,906	(9)	19,907
Total interest income	15	67	19,931	(106)	19,907
Interest Expense
Borrowings	620	34	4,965	(96)	5,523
Other interest expense	–	–	6,269	(6)	6,263
Total interest expense	620	34	11,234	(102)	11,786
Net interest income (expense)	(605)	33	8,697	(4)	8,121
Provision for loan and lease losses	–	–	816	–	816
Net interest income (expense) after provision for loan and lease losses	(605)	33	7,881	(4)	7,305
Noninterest Income	11	31	6,371	(36)	6,377
Noninterest Expense	123	33	8,788	(32)	8,912
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed loss of subsidiaries	(717)	31	5,464	(8)	4,770
Income tax expense (benefit)	(245)	(17)	1,918	–	1,656
Dividends from subsidiaries:
Bank subsidiary	–	5,716	–	(5,716)	–
Non-bank subsidiaries	7,210	77	–	(7,287)	–
Equity in undistributed loss of subsidiaries	(3,180)	(2,240)	–	5,420	–
Income from continuing operations	3,558	3,601	3,546	(7,591)	3,114
Discontinued Operations	–	406	38	–	444
Net Income	$3,558	$4,007	$3,584	$(7,591)	$3,558

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$27	$140	$10	$(177)	$–
Other interest income	5	6	16,060	(151)	15,920
Total interest income	32	146	16,070	(328)	15,920
Interest Expense
Borrowings	482	26	3,807	(341)	3,974
Other interest expense	–	–	3,730	(2)	3,728
Total interest expense	482	26	7,537	(343)	7,702
Net interest income (expense)	(450)	120	8,533	15	8,218
Provision for loan and lease losses	–	–	316	–	316
Net interest income (expense) after provision for loan and lease losses	(450)	120	8,217	15	7,902
Noninterest Income	32	4	5,115	(54)	5,097
Noninterest Expense	125	10	7,531	(46)	7,620
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(543)	114	5,801	7	5,379
Income tax expense (benefit)	(180)	28	2,137	–	1,985
Dividends from subsidiaries:
Bank subsidiary	–	2,792	–	(2,792)	–
Non-bank subsidiaries	1,005	65	–	(1,070)	–
Equity in undistributed income of subsidiaries	2,790	787	–	(3,577)	–
Income from continuing operations	3,432	3,730	3,664	(7,432)	3,394
Discontinued Operations	–	–	38	–	38
Net Income	$3,432	$3,730	$3,702	$(7,432)	$3,432

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$13	$55	$6	$(74)	$–
Other interest income	5	3	11,796	(159)	11,645
Total interest income	18	58	11,802	(233)	11,645
Interest Expense
Borrowings	305	26	2,098	(238)	2,191
Other interest expense	–	–	2,044	(1)	2,043
Total interest expense	305	26	4,142	(239)	4,234
Net interest income (expense)	(287)	32	7,660	6	7,411
Provision for loan and lease losses	–	–	209	–	209
Net interest income (expense) after provision for loan and lease losses	(287)	32	7,451	6	7,202
Noninterest Income	7	1	4,120	(67)	4,061
Noninterest Expense	119	4	7,275	(66)	7,332
Net income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed income of subsidiaries	(399)	29	4,296	5	3,931
Income tax expense (benefit)	(58)	18	1,527	–	1,487
Dividends from subsidiaries:
Bank subsidiary	75	1,192	–	(1,267)	–
Non-bank subsidiaries	–	901	–	(901)	–
Equity in undistributed income of subsidiaries	3,144	1,088	–	(4,232)	–
Income from continuing operations	2,878	3,192	2,769	(6,395)	2,444
Discontinued Operations	–	–	434	–	434
Net Income	$2,878	$3,192	$3,203	$(6,395)	$2,878

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$3,252	$469	$8,675	$(5,448)	$6,948
Available-for-sale securities	53	–	24,925	–	24,978
Loans, net of allowance for loan and lease losses	–	6	268,294	–	268,300
Notes receivable from subsidiaries:
Bank subsidiary	18	950	–	(968)	–
Non-bank subsidiaries	14	–	528	(542)	–
Investment in subsidiaries:
Bank subsidiary	–	29,806	–	(29,806)	–
Non-bank subsidiaries	32,442	218	–	(32,660)	–
Other assets	1,512	93	45,029	(572)	46,062
Total assets	$37,291	$31,542	$347,451	$(69,996)	$346,288
Liabilities
Notes payable to non-bank subsidiaries	$293	$30	$1,187	$(1,510)	$–
Borrowings	9,536	589	83,755	–	93,880
Other liabilities	493	62	230,680	(5,796)	225,439
Total liabilities	10,322	681	315,622	(7,306)	319,319
Stockholders’ Equity	26,969	30,861	31,829	(62,690)	26,969
Total liabilities and stockholders’ equity	$37,291	$31,542	$347,451	$(69,996)	$346,288

	December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$781	$108	$6,653	$(1,328)	$6,214
Available-for-sale securities	55	–	24,604	–	24,659
Loans, net of allowance for loan and lease losses	1	8	261,510	–	261,519
Notes receivable from subsidiaries:
Bank subsidiary	818	3,550	–	(4,368)	–
Non-bank subsidiaries	536	–	473	(1,009)	–
Investment in subsidiaries:
Bank subsidiary	–	30,860	–	(30,860)	–
Non-bank subsidiaries	34,707	256	–	(34,963)	–
Other assets	1,396	605	51,668	(2,488)	51,181
Total assets	$38,294	$35,387	$344,908	$(75,016)	$343,573
Liabilities
Notes payable to non-bank subsidiaries	$266	$549	$6,918	$(7,733)	$–
Borrowings	10,194	705	104,262	–	115,161
Other liabilities	555	34	202,040	(1,496)	201,133
Total liabilities	11,015	1,288	313,220	(9,229)	316,294
Stockholders’ Equity	27,279	34,099	31,688	(65,787)	27,279
Total liabilities and stockholders’ equity	$38,294	$35,387	$344,908	$(75,016)	$343,573

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$3,558	$4,007	$(4,007)	$3,558
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	3,180	2,240	(5,420)	–
(Increase) decrease in other assets	(43)	512	5,313	5,782
Increase (decrease) in other liabilities	(131)	28	1,172	1,069
Other	13	(7)	(3,146)	(3,140)
Net cash provided (used) by operating activities	6,577	6,780	(6,088)	7,269
Cash Flows from Investing Activities
Purchase of securities	–	–	(15,578)	(15,578)
Proceeds from sales and maturities of securities	–	–	16,966	16,966
Origination of loans, net of principal payments	1	2	(12,268)	(12,265)
Decrease (increase) in notes receivable from subsidiaries	1,323	2,600	(3,923)	–
Investment in subsidiaries	(548)	(1,199)	1,747	–
Other	–	–	11,045	11,045
Net cash provided (used) by investing activities	776	1,403	(2,011)	168
Cash Flows from Financing Activities
Proceeds from borrowings, net	(607)	(627)	(21,808)	(23,042)
Cash dividends paid on preferred and common stock	(1,986)	(7,200)	7,200	(1,986)
Repurchase of common stock	(3,039)	–	–	(3,039)
Other	750	5	20,609	21,364
Net cash (used) provided by financing activities	(4,882)	(7,822)	6,001	(6,703)
Increase (decrease) in cash and cash equivalents	2,471	361	(2,098)	734
Cash and cash equivalents, beginning of year	781	108	5,325	6,214
Cash and cash equivalents, end of year	$3,252	$469	$3,227	$6,948

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$3,432	$3,730	$(3,730)	$3,432
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,790)	(787)	3,577	–
(Increase) decrease in other assets	(592)	8	(6,802)	(7,386)
Increase in other liabilities	93	112	3,244	3,449
Other	(1)	(187)	2,482	2,294
Net cash provided (used) by operating activities	142	2,876	(1,229)	1,789
Cash Flows from Investing Activities
Purchase of securities	–	–	(22,501)	(22,501)
Proceeds from sales and maturities of securities	2	–	19,824	19,826
Origination of loans, net of principal payments	–	2	(10,409)	(10,407)
Decrease (increase) in notes receivable from subsidiaries	226	(1,150)	924	–
Investment in subsidiaries	(745)	(615)	1,360	–
Other	–	–	(1,560)	(1,560)
Net cash used by investing activities	(517)	(1,763)	(12,362)	(14,642)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,878	(238)	4,290	5,930
Cash dividends paid on common stock	(1,709)	(925)	925	(1,709)
Repurchase of common stock	(921)	–	–	(921)
Other	391	87	10,834	11,312
Net cash (used) provided by financing activities	(361)	(1,076)	16,049	14,612
(Decrease) increase in cash and cash equivalents	(736)	37	2,458	1,759
Cash and cash equivalents, beginning of year	1,517	71	2,867	4,455
Cash and cash equivalents, end of year	$781	$108	$5,325	$6,214

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$2,878	$3,192	$(3,192)	$2,878
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,144)	(1,088)	4,232	–
Decrease (increase) in other assets	389	(309)	(3,260)	(3,180)
Decrease in other liabilities	(463)	(282)	(666)	(1,411)
Other	1	–	(18,003)	(18,002)
Net cash (used) provided by operating activities	(339)	1,513	(20,889)	(19,715)
Cash Flows from Investing Activities
Purchase of securities	–	–	(5,586)	(5,586)
Proceeds from sales and maturities of securities	1	–	27,605	27,606
Origination of loans, net of principal payments	1	3	(39,312)	(39,308)
Decrease (increase) in notes receivable from subsidiaries	943	(2,200)	1,257	–
Investment in subsidiaries	286	(438)	152	–
Other	–	–	1,315	1,315
Net cash provided (used) by investing activities	1,231	(2,635)	(14,569)	(15,973)
Cash Flows from Financing Activities
Proceeds from borrowings, net	1,721	1,143	11,696	14,560
Cash dividends paid on common stock	(1,510)	(75)	75	(1,510)
Repurchase of common stock	(712)	–	–	(712)
Other	310	79	20,398	20,787
Net cash (used) provided by financing activities	(191)	1,147	32,169	33,125
Increase (decrease) in cash and cash equivalents	701	25	(3,289)	(2,563)
Cash and cash equivalents, beginning of year	816	46	6,156	7,018
Cash and cash equivalents, end of year	$1,517	$71	$2,867	$4,455

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25:   Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function – which manages the Company’s interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services.

In 2006, the Company adopted several new management accounting methodologies for segment reporting, the most significant of which was the adoption of a revised funds transfer pricing methodology that better reflects current market interest rates and deposit pricing than its predecessor, and a new provisioning methodology that eliminates the distinction that existed in prior years between management accounting and financial accounting. The segment results for all periods have been restated to reflect these revisions.

The principal activities of the Retail Banking Group include:  (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) holding both the Company’s portfolio of home loans held for investment and the substantial majority of its portfolio of home equity loans and lines of credit (but not the Company’s portfolio of mortgage loans to higher risk borrowers originated or purchased through the subprime mortgage channel); (3) originating home equity loans and lines of credit; and (4) providing investment advisory and brokerage services, sales of annuities and other financial services.

Deposit products offered to consumers and small businesses include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Such products, with the exception of Platinum checking accounts which must be opened in person, are offered online and in retail banking stores. Financial consultants provide investment advisory and securities brokerage services to the public.

On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors are reported within the Retail Banking Group’s results as discontinued operations and the gain on disposition of these discontinued operations, net of certain transaction expenses, is reported as part of the Corporate Support/Treasury and Other category.

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit and returned check charges), annual membership fees and cash advance and balance transfer fees.

When credit card balances are securitized, they are sold to a qualifying special-purpose entity (“QSPE”), typically a securitization trust. The QSPE issues asset-backed securities that are secured by the future expected cash flows on the sold balances. Cash proceeds from the sale of those securities to third parties are received by the Company and the cost basis of the securitized balances, which were reduced by the loan loss allowance attributable to such balances, are removed from the balance sheet. The resulting gain from the securitization and sale, along with the ensuing fee income associated with the Company’s

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retention of servicing responsibilities on the securitized balances, are reported as revenue from sales and servicing of consumer loans in noninterest income. Certain interests in the securitized balances are retained by the Company and are classified as trading assets on the balance sheet, with changes in the fair value of those retained interests recognized in current period earnings. The mix at any point in time between the amount of credit card balances held in the loan portfolio and those that have been securitized and sold is influenced by market conditions, the Company’s evaluation of capital deployment alternatives and liquidity factors.

The Card Services Group acquires new customers primarily by leveraging the Company’s retail banking distribution network and through direct mail solicitations, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of other products to its customer base.

The Company evaluates the performance of the Card Services Group on a managed asset basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and related interest, fee income and provision for credit losses.

The principal activities of the Commercial Group include:  (1) providing financing to developers and investors for multi-family dwellings and, to a lesser extent, other commercial properties; (2) servicing multi-family and other commercial real estate loans and holding such loans in portfolio as part of its commercial asset management business; (3) providing limited deposit services to commercial customers; and (4) Internal Revenue Service Section 1031 exchange services to income property investors nationwide.

The principal activities of the Home Loans Group include:  (1) originating and servicing home loans; (2) managing the Company’s capital market operations – which includes the buying and selling of all types of mortgage loans in the secondary market; (3) the fulfillment and servicing of the Company’s portfolio of home equity loans and lines of credit; (4) originating and purchasing mortgage loans to higher risk borrowers through the subprime mortgage channel; (5) providing financing and other banking services to mortgage bankers for the origination of mortgage loans; and (6) making available insurance-related products and participating in reinsurance activities with other insurance companies.

The segment offers a wide variety of real-estate secured residential loan products and services primarily consisting of fixed-rate home loans, adjustable-rate home loans or “ARMs”, hybrid home loans, Option ARM loans and mortgage loans to higher risk borrowers through the subprime mortgage channel. Such loans are either held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

As part of its capital market activities, the Home Loans Group also generates both interest income and noninterest income through its conduit operations. Under the conduit program, the Company purchases loans from other lenders, warehouses the loans for a period of time and sells the loans in the form of whole loans, private label mortgage-backed securities or agency-guaranteed securities. The Company recognizes a gain or loss at the time the loans are sold and receives interest income while the loans are held for sale. The Company also provides ongoing servicing and bond administration for all securities issued.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal activities of, and charges reported in, the Corporate Support/Treasury and Other category include:

•        enterprise-wide management of the Company’s interest rate risk, liquidity position and capital. These responsibilities involve managing a majority of the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet. Such matters include determining the optimal product composition of loans that the Company holds in portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time and the allocation of capital resources to the business segments;

•        community lending and investment activities, which help fund the development of affordable housing units in traditionally underserved communities;

•        general corporate overhead costs associated with the Company’s technology services, facilities, legal, human resources and accounting and finance functions;

•        costs that the Company’s chief operating decision maker did not consider when evaluating  the performance of the Company’s four operating segments, including (1) costs associated with the Company’s productivity and efficiency initiatives; (2) costs related to the partial MSR sale in 2006; and (3) gain on the disposition of discontinued operations;

•        the impact of changes in the unallocated allowance for loan and lease losses;

•        the net impact of funds transfer pricing for loan and deposit balances; and

•        items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of inter-segment premiums.

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

•        a calculation of the provision for loan and lease losses based on the Company’s financial accounting methodology that is used to estimate incurred credit losses inherent in the Company’s loan portfolio under generally accepted accounting principles;

•        the allocation of charges for services rendered to certain segments by functions centralized within another segment, as well as the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns;

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•        the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

•        inter-segment activities which include the transfer of certain originated home and home equity loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans are initiated through retail banking stores. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial highlights by operating segment were as follows:

	Year Ended December 31, 2006
					Corporate
					Support/
	Retail	Card		Home	Treasury
	Banking	Services	Commercial	Loans	and	Reconciling Adjustments
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$5,171	$2,530	$677	$1,174	$(275)	$(1,686)	$530	(4)	$8,121
Provision (reversal of reserve) for loan and lease losses	167	1,647	(81)	189	(163)	(943)	–		816
Noninterest income (expense)	2,919	1,528	94	1,297	280	743	(484	)(5)	6,377
Inter-segment revenue (expense)	63	(5)	–	(58)	–	–	–		–
Noninterest expense	4,380	1,201	255	2,302	669	–	–		8,807
Minority interest expense	–	–	–	–	105	–	–		105
Income (loss) from continuing operations before income taxes	3,606	1,205	597	(78)	(606)	–	46		4,770
Income taxes (benefit)	1,378	460	229	(30)	(285)	–	(96	)(6)	1,656
Income (loss) from continuing operations	2,228	745	368	(48)	(321)	–	142		3,114
Income from discontinued operations	38	–	–	–	406	–	–		444
Net income (loss)	$2,266	$745	$368	$(48)	$85	$–	$142		$3,558
Performance and other data:
Average loans	$177,473	$21,294	$33,137	$47,518	$1,215	$(12,165)	$(1,587	)(7)	$266,885
Average assets	187,810	23,888	35,471	72,706	40,807	(10,337)	(1,587	)(7)	348,758
Average deposits	140,344	n/a	2,611	19,288	41,586	n/a	n/a		203,829

(1)          Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the over all performance of this operating segment.

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

(3)          The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

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

(5)          Represents the difference between gain from mortgage loans recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(6)          Represents the tax effect of reconciling adjustments.

(7)          Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005
					Corporate
					Support/
	Retail	Card		Home	Treasury
	Banking	Services	Commercial	Loans	and	Reconciling Adjustments
	Group	Group(1)	Group(2)	Group(2)	Other	Securitization(3)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$4,890	$645	$731	$1,985	$(97)	$(409)	$473	(4)	$8,218
Provision (reversal of reserve) for loan and lease losses	118	454	(26)	110	(81)	(259)	–		316
Noninterest income (expense)	2,580	352	195	2,426	(172)	150	(434	)(5)	5,097
Inter-segment revenue (expense)	42	–	–	(42)	–	–	–		–
Noninterest expense	4,187	268	240	2,608	317	–	–		7,620
Income (loss) from continuing operations before income taxes	3,207	275	712	1,651	(505)	–	39		5,379
Income taxes (benefit)	1,213	103	269	622	(231)	–	9	(6)	1,985
Income (loss) from continuing operations	1,994	172	443	1,029	(274)	–	30		3,394
Income from discontinued operations	38	–	–	–	–	–	–		38
Net income (loss)	$2,032	$172	$443	$1,029	$(274)	$–	$30		$3,432
Performance and other data:
Average loans	$163,561	$4,908	$30,154	$64,919	$1,087	$(2,775)	$(1,573	)(7)	$260,281
Average assets	173,803	5,595	33,197	87,252	30,295	(2,336)	(1,573	)(7)	326,233
Average deposits	136,894	n/a	2,592	19,317	27,220	n/a	n/a		186,023

(1)          Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the over all performance of this operating segment.

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

(3)          The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

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

(5)          Represents the difference between gain from mortgage loans recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(6)          Represents the tax effect of reconciling adjustments.

(7)          Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
				Corporate
				Support/
	Retail		Home	Treasury
	Banking	Commercial	Loans	and	Reconciling
	Group	Group(1)	Group(1)	Other	Adjustments		Total
	(in millions)
Condensed income statement:
Net interest income	$ 4,127	$ 874	$ 1,775	$ 203	$ 432	(2)	$ 7,411
Provision (reversal of reserve) for loan and lease losses	118	(8)	70	29	–		209
Noninterest income (expense)	2,302	143	2,429	(206)	(607	)(3)	4,061
Inter-segment revenue (expense)	23	–	(23)	–	–		–
Noninterest expense	3,904	321	2,752	355	–		7,332
Income (loss) from continuing operations before income taxes	2,430	704	1,359	(387)	(175)		3,931
Income taxes (benefit)	923	266	513	(177)	(38	)(4)	1,487
Income (loss) from continuing operations	1,507	438	846	(210)	(137)		2,444
Income from discontinued operations	35	–	–	399	–		434
Net income (loss)	$ 1,542	$ 438	$ 846	$ 189	$ (137)		$ 2,878
Performance and other data:
Average loans	$ 148,268	$ 31,089	$ 45,495	$ 876	$ (1,574	)(5)	$ 224,154
Average assets	158,281	34,568	63,973	28,830	(1,574	)(5)	284,078
Average deposits	130,336	3,802	19,606	11,664	n/a		165,408

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

(3)          Represents the difference between gain from mortgage loans recorded by the Home Loans Group and the gain from mortgage loans recognized in the Company’s Consolidated Statements of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(4)          Represents the tax effect of reconciling adjustments.

(5)          Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized from the transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

Results of operations on a quarterly basis were as follows:

	(Unaudited) Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$5,210	$5,105	$4,935	$4,657
Interest expense	3,212	3,158	2,875	2,540
Net interest income	1,998	1,947	2,060	2,117
Provision for loan and lease losses	344	166	224	82
Noninterest income	1,592	1,570	1,578	1,638
Noninterest expense	2,257	2,184	2,229	2,138
Minority interest expense	34	34	37	–
Income from continuing operations before income taxes	955	1,133	1,148	1,535
Income taxes	315	394	389	559
Income from continuing operations	640	739	759	976
Income from discontinued operations	418	9	8	9
Net income	$1,058	$748	$767	$985
Basic earnings per common share:
Income from continuing operations	$0.68	$0.78	$0.80	$1.00
Income from discontinued operations	0.45	0.01	0.01	0.01
Net income	1.13	0.79	0.81	1.01
Diluted earnings per common share:
Income from continuing operations	0.66	0.76	0.78	0.97
Income from discontinued operations	0.44	0.01	0.01	0.01
Net income	1.10	0.77	0.79	0.98
Common stock price per share:
High	46.29	46.42	46.48	45.51
Low	42.19	41.47	42.53	41.89
Dividends declared per common share	0.53	0.52	0.51	0.50

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

	(Unaudited)
	Year Ended December 31, 2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(dollars in millions, except per share amounts)
Interest income	$4,668	$4,029	$3,789	$3,433
Interest expense	2,427	2,024	1,780	1,470
Net interest income	2,241	2,005	2,009	1,963
Provision for loan and lease losses	217	52	31	16
Noninterest income	1,526	1,208	1,106	1,259
Noninterest expense	2,214	1,860	1,767	1,782
Income from continuing operations before income taxes	1,336	1,301	1,317	1,424
Income taxes	479	488	484	534
Income from continuing operations	857	813	833	890
Income from discontinued operations	8	8	11	12
Net income	$865	$821	$844	$902
Basic earnings per common share:
Income from continuing operations	$0.87	$0.94	$0.97	$1.03
Income from discontinued operations	0.01	0.01	0.01	0.01
Net income	0.88	0.95	0.98	1.04
Diluted earnings per common share:
Income from continuing operations	0.84	0.91	0.94	1.00
Income from discontinued operations	0.01	0.01	0.01	0.01
Net income	0.85	0.92	0.95	1.01
Common stock price per share:
High	44.54	43.60	42.73	42.55
Low	36.92	39.22	37.78	38.96
Dividends declared per common share	0.49	0.48	0.47	0.46

WASHINGTON MUTUAL, INC.

INDEX OF EXHIBITS

DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on January 22, 2001, February 8, 2001, June 22, 2006, September 15, 2006 and December 12, 2006 (Filed herewith).
3.2	Restated Bylaws of the Company, as amended (Filed herewith).
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

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.2-10.26)
10.2

Washington Mutual, Inc. 2003 Equity Incentive Plan (the “EIP”) (Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (the “2003 10-K/A”), as amended by (i) an Amendment No. 1 to the EIP (Incorporated by reference to the 2003 10-K/A), including (ii) a Form of the EIP Stock Option Agreement (1-Year Cliff Vesting) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “3Q 2004 10-Q”), (iii) a Form of the EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (iv) a Form of the EIP Notice of Stock Option Grant (Incorporated by reference to the 3Q 2004 10-Q), (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Cliff Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vi) a Form of the EIP Restricted Stock Award Agreement (3-Year Graduated Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vii) a Form of the EIP Performance Share Award Agreement (Incorporated by reference to the 3Q 2004 10-Q), (viii) Form of the EIP Restricted Stock Award Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2005, File No. 1-14667), (ix) Form of EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2004 (the “2004 10-K”), File No. 1-14667), and (x) Form of EIP Stock Option Agreement (1-Year Cliff Vesting Nonqualified Options) (Incorporated by reference to the 2004 10-K).

10.3

Washington Mutual, Inc. Amended and Restated 2003 Equity Incentive Plan (the “Restated EIP”) (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed March 17, 2006 (the “2006 Proxy”), File No. 1-14667), as amended by (i) an Amendment No. 1 to the Restated EIP (Filed herewith).

10.4	Washington Mutual, Inc. Executive Incentive Compensation Plan (Incorporated by reference to the 2006 Proxy).
10.5

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

10.6	Washington Mutual Equity Incentive Plan (formerly known as Washington Mutual Restricted Stock Plan) as amended and restated as of January 16, 2001 (Incorporated by reference to the 2001 10-K).
10.7

Amended and Restated 2002 Employee Stock Purchase Plan (the “ESPP”) (Incorporated by reference to the 2003 10-K/A), as amended by (i) an Amendment No. 1 to the ESPP (Incorporated by reference to the 2003 10-K/A), and (ii) an Amendment No. 2 to the ESPP (Incorporated by reference to the 2003 10-K/A).

10.8

WaMu Savings Plan as amended and restated effective January 1, 2006 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), File No. 1-14667), as amended by (i) an Amendment No. 1 to the WaMu Savings Plan (Filed herewith) and (ii) an Amendment No. 2 to the WaMu Savings Plan (Filed herewith).

10.9

Washington Mutual, Inc. Supplemental Employees’ Retirement Plan, amended and restated effective July 20, 2004 (the “SERP”) (Incorporated by reference to the 2005 10-K), as amended by (i) an Amendment No. 1 to the SERP) (Incorporated by reference to the 2005 10-K), and (ii) an Amendment No. 2. to the SERP (Filed herewith).

10.10

Washington Mutual, Inc. Supplemental Executive Retirement Accumulation Plan, amended and restated effective January 1, 2004 (the “SERAP”) (Incorporated by reference to the 2005 10-K), as amended by (i) an Amendment No. 1 to the SERAP) (Incorporated by reference to the 2005 10-K), and (ii) an Amendment No. 2 to the SERAP (See Exhibit 10.9).

10.11

Washington Mutual, Inc. Deferred Compensation Plan (the “DCP”), amended and restated effective July 20, 2004 (Incorporated by reference to the 2004 10-K), as amended by (i) an Amendment No. 1 to the DCP (Incorporated by reference to the 2005 10-K), (ii) an Amendment No. 2 to the DCP (Incorporated by reference to the 2005 10-K), and (iii) an Amendment No. 3 to the DCP (See Exhibit 10.9).

10.12	Washington Mutual, Inc. Executive Target Retirement Income Plan effective January 1, 2004 (Incorporated by reference to the 2004 10-K).
10.13	HR Committee establishment of 2007 Leadership Bonus Plan Criteria (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 22, 2007, File No. 1-14667).

10.14

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

10.15

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

10.16

H.F. Ahmanson & Company 1988 Director’s Stock Incentive Plan, as amended (Incorporated by reference to H.F. Ahmanson & Company’s Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-08930).

10.17

H.F. Ahmanson & Company 1996 Nonemployee Directors’ Stock Incentive Plan (Incorporated by reference to H.F. Ahmanson & Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-08930).

10.18

Dime Voluntary Deferred Compensation Plan for Directors (the “Bancorp Director Deferred Compensation Plan”), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 1997), as amended by (i) an Amendment effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “Dime’s 1998 10-K”), (ii) an Amendment effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 1999), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).

10.19

Dime 1997 Stock Incentive Plan for Outside Director’s, as amended and restated effective March 27, 1998 (the “1997 Outside Director Plan”) (Incorporated by reference to Dime’s 1998 10-K), as amended by (i) an Amendment effective as of December 12, 2000 to the 1997 Outside Director Plan (Incorporated by reference to Dime’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13094).

10.20

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

10.21	Employment Agreement of Kerry K. Killinger (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, (the “1997 10-K”), File No. 0-25188).
10.22	Employment Agreement of Stephen J. Rotella (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2004, File No. 1-14667).
10.23

Restricted Stock Award Agreement, by and between the Company and Stephen J. Rotella, dated January 10, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2005, File No. 1-14667).

10.24	Form of Employment Agreement executed by Executive Officers other than Stephen J. Rotella and Kerry Killinger (Filed herewith).
10.25	Employment Agreement of Joseph Saunders (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Filed No. 1-14667).
10.26

Form of Employment Agreement for Senior Vice Presidents (executed by Todd H. Baker) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-25188).

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