Form 10-Q
period 2007-03-31
WASHINGTON MUTUAL, INC
filed 2007-05-10
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of the issuer’s classes of common stock as of April 30, 2007:

Common Stock – 888,408,367(1)

(1)   Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
TABLE OF CONTENTS

i

Part I – FINANCIAL INFORMATION
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$562	$462
Loans held in portfolio	3,900	3,580
Available-for-sale securities	332	322
Trading assets	113	198
Other interest and dividend income	101	95
Total interest income	5,008	4,657
Interest Expense
Deposits	1,772	1,221
Borrowings	1,155	1,319
Total interest expense	2,927	2,540
Net interest income	2,081	2,117
Provision for loan and lease losses	234	82
Net interest income after provision for loan and lease losses	1,847	2,035
Noninterest Income
Revenue from sales and servicing of home mortgage loans	125	263
Revenue from sales and servicing of consumer loans	443	376
Depositor and other retail banking fees	665	578
Credit card fees	172	138
Securities fees and commissions	60	52
Insurance income	29	33
Net losses on trading assets	(108)	(13)
Gain (loss) from sales of other available-for-sale securities	35	(7)
Other income	120	218
Total noninterest income	1,541	1,638
Noninterest Expense
Compensation and benefits	1,002	1,032
Occupancy and equipment	376	391
Telecommunications and outsourced information services	129	134
Depositor and other retail banking losses	61	56
Advertising and promotion	98	95
Professional fees	38	36
Other expense	401	394
Total noninterest expense	2,105	2,138
Minority interest expense	43	–
Income from continuing operations before income taxes	1,240	1,535
Income taxes	456	559
Income from continuing operations	784	976
Discontinued Operations
Income from discontinued operations before income taxes	–	15
Income taxes	–	6
Income from discontinued operations	–	9
Net Income	$784	$985
Net Income Available to Common Stockholders	$777	$985
Basic Earnings Per Common Share:
Income from continuing operations	$0.89	$1.00
Income from discontinued operations	–	0.01
Net income	0.89	1.01
Diluted Earnings Per Common Share:
Income from continuing operations	$0.86	$0.97
Income from discontinued operations	–	0.01
Net income	0.86	0.98
Dividends declared per common share	0.54	0.50
Basic weighted average number of common shares outstanding (in thousands)	874,816	973,614
Diluted weighted average number of common shares outstanding (in thousands)	899,706	1,003,460

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2007	December 31, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$4,047	$6,948
Federal funds sold and securities purchased under agreements to resell	8,279	3,743
Trading assets (including securities pledged of $3,012 and $1,868)	5,290	4,434
Available-for-sale securities, total amortized cost of $22,921 and $25,073:
Mortgage-backed securities (including securities pledged of $1,334 and $3,864)	15,939	18,063
Investment securities (including securities pledged of $2,053 and $3,481)	6,900	6,915
Total available-for-sale securities	22,839	24,978
Loans held for sale	26,874	44,970
Loans held in portfolio	217,021	224,960
Allowance for loan and lease losses	(1,540)	(1,630)
Loans held in portfolio, net of allowance for loan and lease losses	215,481	223,330
Investment in Federal Home Loan Banks	2,230	2,705
Mortgage servicing rights	6,507	6,193
Goodwill	9,052	9,050
Other assets	19,386	19,937
Total assets	$319,985	$346,288
Liabilities
Deposits:
Noninterest-bearing deposits	$34,367	$33,386
Interest-bearing deposits	175,842	180,570
Total deposits	210,209	213,956
Federal funds purchased and commercial paper	563	4,778
Securities sold under agreements to repurchase	8,323	11,953
Advances from Federal Home Loan Banks	24,735	44,297
Other borrowings	39,430	32,852
Other liabilities	9,694	9,035
Minority interests	2,453	2,448
Total liabilities	295,407	319,319
Stockholders’ Equity
Preferred stock, no par value: 600 shares authorized, 500 shares issued and outstanding ($1,000,000 per share liquidation preference)	492	492
Common stock, no par value: 1,600,000,000 shares authorized, 888,110,695 and 944,478,961 shares issued and outstanding	–	–
Capital surplus – common stock	3,121	5,825
Accumulated other comprehensive loss	(268)	(287)
Retained earnings	21,233	20,939
Total stockholders’ equity	24,578	26,969
Total liabilities and stockholders’ equity	$319,985	$346,288

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2005	993.9	$–	$8,176	$(235)	$19,338	$27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35
Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	–	985	985
Other comprehensive loss, net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(208)	–	(208)
Net unrealized loss from cash flow hedging instruments	–	–	–	(10)	–	(10)
Minimum pension liability adjustment	–	–	–	(1)	–	(1)
Total comprehensive income						766
Cash dividends declared on common stock	–	–	–	–	(499)	(499)
Common stock repurchased and retired	(47.0)	–	(2,108)	–	–	(2,108)
Common stock issued	11.9	–	346	–	–	346
BALANCE, March 31, 2006	958.8	$–	$6,414	$(448)	$19,853	$25,819
BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)
Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net income	–	–	–	–	784	784
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	–	7	–	7
Net unrealized gain from cash flow hedging instruments	–	–	–	13	–	13
Amortization of net loss and prior service cost from defined benefit plans	–	–	–	(1)	–	(1)
Total comprehensive income						803
Cash dividends declared on common stock	–	–	–	–	(477)	(477)
Cash dividends declared on preferred stock	–	–	–	–	(7)	(7)
Common stock repurchased and retired	(61.4)	–	(2,797)	–	–	(2,797)
Common stock issued	5.0	–	93	–	–	93
BALANCE, March 31, 2007	888.1	$492	$3,121	$(268)	$21,233	$24,578

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$784	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	234	82
Gain from home mortgage loans	(149)	(160)
Gain from credit card loans	(155)	(46)
(Gain) loss from available-for-sale securities	(35)	1
Depreciation and amortization	163	196
Change in fair value of MSR	455	(3)
Stock dividends from Federal Home Loan Banks	(33)	(42)
Capitalized interest income from option adjustable-rate mortgages	(361)	(194)
Origination and purchases of loans held for sale, net of principal payments	(27,880)	(29,060)
Proceeds from sales of loans originated and held for sale	27,267	34,681
Net (increase) decrease in trading assets	(797)	2,084
Decrease in other assets	683	276
Increase (decrease) in other liabilities	124	(95)
Net cash provided by operating activities	300	8,705
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(1,366)	(7,034)
Proceeds from sales of available-for-sale securities	3,436	3,452
Principal payments and maturities on available-for-sale securities	586	790
Redemption of Federal Home Loan Bank stock	508	96
Origination and purchases of loans held in portfolio, net of principal payments	4,513	(8,781)
Proceeds from sales of loans	21,381	324
Proceeds from sales of foreclosed assets	167	109
Net increase in federal funds sold and securities purchased under agreements to resell	(4,536)	(1,858)
Purchases of premises and equipment, net	(44)	(141)
Net cash provided (used) by investing activities	24,645	(13,043)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Financing Activities
(Decrease) increase in deposits	$(3,747)	$6,835
(Decrease) increase in short-term borrowings	(2,617)	1,741
Proceeds from long-term borrowings	7,882	6,335
Repayments of long-term borrowings	(6,603)	(6,926)
Proceeds from advances from Federal Home Loan Banks	13,508	6,357
Repayments of advances from Federal Home Loan Banks	(33,072)	(9,844)
Proceeds from issuance of preferred securities by subsidiary	5	1,959
Cash dividends paid on preferred and common stock	(484)	(499)
Repurchase of common stock	(2,797)	(2,108)
Other	79	142
Net cash (used) provided by financing activities	(27,846)	3,992
Decrease in cash and cash equivalents	(2,901)	(346)
Cash and cash equivalents, beginning of period	6,948	6,214
Cash and cash equivalents, end of period	$4,047	$5,868
Noncash Activities
Loans exchanged for mortgage-backed securities	$114	$437
Real estate acquired through foreclosure	276	143
Loans transferred from held for sale to held in portfolio	998	2,510
Loans transferred from held in portfolio to held for sale	2,736	504
Mortgage-backed securities transferred from available-for-sale to trading	–	858
Cash Paid During the Period For
Interest on deposits	$1,735	$1,142
Interest on borrowings	1,351	1,304
Income taxes	475	71

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries (“Washington Mutual”, the “Company”, “we”, “us” or “our”). The Company’s financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), which include certain practices of the banking industry. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In particular, during the second quarter of 2006, we reclassified our allocable share of operating losses in low income housing partnerships from noninterest expense to other income. Operating losses reclassified totaled $20 million for the three months ended March 31, 2006. Such losses totaled $24 million for the three months ended March 31, 2007.

The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.’s 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 prescribes a definition of the term “fair value,” establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the application of Statement No. 157 to have a material effect on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that Statement No. 159 will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

Note 2:  Discontinued Operations

On December 31, 2006, the Company exited the retail mutual fund management business and completed the sale of WM Advisors, Inc., realizing a pretax gain of $667 million ($415 million, net of tax). WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Notes 8 and 9 to the Consolidated Financial Statements – “Operating Segments” and “Condensed Consolidating Financial Statements”, and are presented in the aggregate as discontinued operations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3:  Mortgage Banking Activities

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$149	$166
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(54)	43
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	95	209
Servicing activity:
Home mortgage loan servicing revenue(2)	514	572
Change in MSR fair value due to payments on loans and other	(356)	(409)
Change in MSR fair value due to valuation inputs or assumptions	(96)	413
Revaluation loss from derivatives economically hedging MSR	(32)	(522)
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	30	54
Total revenue from sales and servicing of home mortgage loans	$125	$263

(1)                 Originated mortgage-backed securities represent available-for-sale securities retained on the balance sheet subsequent to the securitization of mortgage loans that were originated by the Company.

(2)                 Includes contractually specified servicing fees, late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors and that which is collected from borrowers upon payoff).

Changes in the balance of MSR were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Balance, beginning of period	$6,193	$8,041
Home loans:
Additions	760	633
Change in MSR fair value due to payments on loans and other	(356)	(409)
Change in MSR fair value due to valuation inputs or assumptions	(96)	413
Fair value basis adjustment(1)	–	57
Net change in commercial real estate MSR	6	1
Balance, end of period	$6,507	$8,736

(1)                 Pursuant to the adoption of Statement No. 156 on January 1, 2006, the Company applied the fair value method of accounting to its mortgage servicing assets, and the $57 million difference between amortized cost and fair value was recorded as an increase to the basis of the Company’s MSR.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Balance, beginning of period	$444,696	$563,208
Home loans:
Additions	44,550	35,026
Loan payments and other	(22,469)	(29,063)
Net change in commercial real estate loans	1,005	330
Balance, end of period	$467,782	$569,501

Note 4:  Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 requires that a tax benefit be recognized only if it is “more likely than not” that it will be realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized an approximate $6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $1.41 billion, of which $814 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized.

The Company records interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $105 million and $47 million for the potential payments of interest and penalties.

The Company has recorded income tax receivables representing tax refund claims for periods through December 31, 2005. Interest income is accrued on these receivables and is reported as a component of noninterest income. As of January 1, 2007 and March 31, 2007, accrued interest income totaled $295 million and $334 million.

The Company, including certain of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the United Kingdom. Some acquired subsidiaries continue to be subject to both federal and state examinations for periods prior to their acquisition. Generally, the Company is no longer subject to U.S. federal, state, or United Kingdom income tax examinations by tax authorities for years prior to 1998.

In 2005, the Internal Revenue Service (“IRS”) completed the examination of the Company’s federal income tax returns for the years 1998 through 2000. Selected issues were referred to the IRS Appeals Division for review. During 2006 all asserted deficiencies were resolved in principle, and their resolution did not materially affect the Company’s 2006 Consolidated Financial Statements. The remaining issue involves a claim for refund with respect to certain tax sharing payments to the FDIC. It is reasonably possible that this issue could be resolved within the next twelve months. At this point in time the Company is unable to estimate a range of possible settlements.

In addition, it is reasonably possible that within the next twelve months the Company will settle an asserted deficiency by the UK Inland Revenue with respect to tax due on the sale of credit card operations

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by a subsidiary of Providian Financial Corporation. The range of the possible settlement is estimated to be $21 million to $31 million.

Note 5:  Guarantees

In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of first payment default, retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. When a loan sold to an investor fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach of a representation or warranty made to the investor in connection with the Company’s sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be required to either repurchase the loan or indemnify the investors for losses sustained. The Company has recorded loss contingency reserves of $182 million as of March 31, 2007 and $202 million as of December 31, 2006 to cover the estimated loss exposure related to potential loan repurchases.

In connection with the sale of its retail mutual fund management business, WM Advisors, Inc., the Company provided a guarantee under which it is committed to make certain payments to the purchaser in each of the four years following the closing of the sale on December 31, 2006 in the event that certain fee revenue targets are not met. The fee revenue targets are based on the Company’s sales of mutual funds and other financial products that are managed by the purchaser. The Company’s maximum potential future payments total $30 million per year for each of the four years following the sale. At the end of the four-year period, the Company can recover all or a portion of the payments made under the guarantee if the aforementioned fee revenues during the four-year period meet or exceed certain targets. The estimated fair value of the guarantee was recorded at December 31, 2006. The carrying amount of the guarantee will be amortized ratably over the four-year period and at each reporting date the Company will evaluate the recognition of a loss contingency. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the amortized value of the remaining guarantee.

Note 6:  Common Stock

At March 31, 2007, the Company was authorized to issue 1.6 billion shares with no par value. Share activity is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Shares outstanding, beginning of period	944.5	993.9
Issued:
Stock-based compensation plans	4.8	7.2
Employee stock purchase plan	0.2	0.2
Subordinated note conversion	–	4.5
Total shares issued	5.0	11.9
Repurchased and retired(1)	(61.4)	(47.0)
Shares outstanding, end of period	888.1	958.8

(1)                 Includes shares repurchased through accelerated share repurchase programs of 59.5 million and 34.0 million during the three months ended March 31, 2007 and 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchases

As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. Share repurchases can occur in the open market or through accelerated share repurchase programs.

On January 3, 2007, the Company repurchased 59.5 million shares of its common stock from a broker-dealer counterparty under an accelerated share repurchase transaction at an initial cost of $2.72 billion. As part of the transaction, the Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, which is scheduled to occur on August 13, 2007, the price adjustment will be calculated based upon the difference between the actual weighted daily average share price of the Company’s common stock during the life of the contract, and $45.45 per common share. If the difference is positive, the Company may, at its election, settle the contract by either paying cash or by issuing common shares to the counterparty. If the difference is negative, the counterparty will settle the contract by delivering shares of Washington Mutual, Inc. common stock to the Company. In no event will the number of additional shares used to settle the transaction exceed 60 million shares. If the contract had actually been settled on March 31, 2007, the Company would have received approximately 3.3 million additional common shares from the counterparty, thereby effectively reducing the price of the shares repurchased to $43.06 per share. Accordingly, this transaction had no effect on average diluted common shares outstanding in the first quarter of 2007, since the hypothetical settlement of the forward contract on March 31 would have been accretive to diluted earnings per share.

Note 7:  Earnings Per Common Share

Information used to calculate earnings per common share was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Weighted average common shares:
Basic weighted average number of common shares outstanding	874,816	973,614
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	13,212	16,743
Common stock warrants	10,501	10,437
Convertible debt	1,177	2,666
Diluted weighted average number of common shares outstanding	899,706	1,003,460

For the three months ended March 31, 2007 and 2006, options to purchase an additional 18.3 million and 18.7 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow is currently scheduled to expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and not based on future earnings or market prices. At March 31, 2007, the conditions for releasing the shares from escrow did not exist, and therefore, none of the shares in the escrow were included in the above computations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8:  Operating Segments

The Company has four operating segments for the purpose of management reporting:  the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function – which manages the Company’s interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services. The activities of the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk, are also reported in this category.

In the fourth quarter of 2006, the Company adopted several new management accounting methodologies for segment reporting, the most significant of which were the adoption of a revised funds transfer pricing methodology that better reflects current market interest rates and deposit pricing, and a new provisioning methodology that eliminates the distinction that existed in prior years between management accounting and financial accounting. The segment results for the first quarter of 2006 have been restated to reflect these revisions.

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

Deposit products offered to consumers and small businesses include the Company’s signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Many products are offered online and in retail banking stores. Financial consultants provide investment advisory and securities brokerage services to the public.

On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors for the three months ended March 31, 2006 are reported within the Retail Banking Group’s results as discontinued operations.

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit and returned check charges) and cash advance and balance transfer fees.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The principal activities of the Commercial Group include:  (1) providing financing to developers and investors, or acquiring loans for the purchase or refinancing of multi-family dwellings and other commercial properties; (2) either holding multi-family and other commercial real estate loans in portfolio or selling these loans while retaining the servicing rights; (3) providing limited deposit services to commercial customers; and (4) providing Internal Revenue Service Section 1031 exchange services to income property investors.

In response to the current interest rate environment, customer preferences have been changing away from adjustable-rate loans towards hybrid and fixed-rate loans. Accordingly, and consistent with the Company’s desire to manage its exposure to interest rate risk, the Commercial Group’s business model has evolved and most hybrid and fixed rate multi-family and other commercial real estate loans are being directed to held for sale and subsequently sold.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•        enterprise-wide management of the identification, measurement, monitoring, control and reporting of credit, market and operational risk;

•        community lending and investment activities, which help fund the development of affordable housing units in traditionally underserved communities;

•        general corporate overhead costs associated with the Company’s technology services, facilities, legal, human resources and accounting and finance functions;

•        costs that the Company’s chief operating decision maker did not consider when evaluating  the performance of the Company’s four operating segments, including costs associated with the Company’s productivity and efficiency initiatives;

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2007
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,275	$653	$200	$245	$(15)	$(414)	$137	(3)	$2,081
Provision for loan and lease losses	62	388	(10)	49	27	(282)	–		234
Noninterest income (expense)	751	474	14	162	81	132	(73	)(4)	1,541
Inter-segment revenue (expense)	22	(4)	–	(18)	–	–	–		–
Noninterest expense	1,075	325	74	521	110	–	–		2,105
Minority interest expense	–	–	–	–	43	–	–		43
Income (loss) from continuing operations before income taxes	911	410	150	(181)	(114)	–	64		1,240
Income taxes (benefit)	342	154	56	(68)	(71)	–	43	(5)	456
Net income (loss)	$569	$256	$94	$(113)	$(43)	$–	$21		$784
Performance and other data:
Average loans	$155,206	$23,604	$38,641	$53,254	$1,345	$(12,507)	$(1,479	)(6)	$258,064
Average assets	165,047	26,039	41,001	71,381	40,877	(10,961)	(1,479	)(6)	331,905
Average deposits	144,030	n/a	3,762	16,767	46,205	n/a	n/a		210,764

(1)                    Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)                    The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

(3)                    Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(4)                    Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company’s Consolidated Statement of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(5)                    Represents the tax effect of reconciling adjustments.

(6)                    Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2006
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,347	$619	$163	$338	$(44)	$(432)	$126	(3)	$2,117
Provision for loan and lease losses	54	330	–	21	(98)	(225)	–		82
Noninterest income (expense)	670	344	12	401	150	207	(146	)(4)	1,638
Inter-segment revenue (expense)	13	–	–	(13)	–	–	–		–
Noninterest expense	1,088	298	67	621	64	–	–		2,138
Income (loss) from continuing operations before income taxes	888	335	108	84	140	–	(20)		1,535
Income taxes (benefit)	340	128	41	32	33	–	(15	)(5)	559
Income (loss) from continuing operations	548	207	67	52	107	–	(5)		976
Income from discontinued operations	9	–	–	–	–	–	–		9
Net income (loss)	$557	$207	$67	$52	$107	$–	$(5)		$985
Performance and other data:
Average loans	$173,852	$20,086	$31,011	$49,913	$1,142	$(12,107)	$(1,571	)(6)	$262,326
Average assets	184,147	22,764	33,334	78,163	37,042	(10,219)	(1,571	)(6)	343,660
Average deposits	139,060	n/a	2,259	16,532	33,183	n/a	n/a		191,034

(1)                    Operating results for the Card Services Group are presented on a managed basis as the Company treats securitized and sold credit card receivables as if they were still on the balance sheet in evaluating the overall performance of this operating segment.

(2)                    The managed basis presentation of the Card Services Group is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses. Such adjustments to arrive at the reported GAAP results are eliminated within Securitization Adjustments.

(3)                    Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company’s Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.

(4)                    Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company’s Consolidated Statement of Income. A substantial amount of loans originated or purchased by this segment are considered to be salable for management reporting purposes.

(5)                    Represents the tax effect of reconciling adjustments.

(6)                    Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Condensed Consolidating Financial Statements

The following are the condensed consolidating financial statements of the parent companies of Washington Mutual, Inc. and New American Capital, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2007
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$1	$11	$7	$(19)	$–
Other interest income	2	–	5,005	1	5,008
Total interest income	3	11	5,012	(18)	5,008
Interest Expense
Borrowings	144	5	1,025	(19)	1,155
Other interest expense	–	–	1,776	(4)	1,772
Total interest expense	144	5	2,801	(23)	2,927
Net interest income (expense)	(141)	6	2,211	5	2,081
Provision for loan and lease losses	–	–	234	–	234
Net interest income (expense) after provision for loan and lease losses	(141)	6	1,977	5	1,847
Noninterest Income (Expense)	15	(13)	1,540	(1)	1,541
Noninterest Expense	34	1	2,069	1	2,105
Minority interest expense	–	–	43	–	43
Income (loss) before income taxes, dividends from subsidiaries and equity in undistributed loss of subsidiaries	(160)	(8)	1,405	3	1,240
Income tax expense (benefit)	(21)	(4)	481	–	456
Dividends from subsidiaries:
Bank subsidiary	–	3,004	–	(3,004)	–
Non-bank subsidiaries	3,000	–	–	(3,000)	–
Equity in undistributed loss of subsidiaries	(2,077)	(2,084)	–	4,161	–
Net Income	$784	$916	$924	$(1,840)	$784

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Interest Income
Notes receivable from subsidiaries	$7	$29	$5	$(41)	$–
Other interest income	2	4	4,655	(4)	4,657
Total interest income	9	33	4,660	(45)	4,657
Interest Expense
Borrowings	144	7	1,209	(41)	1,319
Other interest expense	–	–	1,221	–	1,221
Total interest expense	144	7	2,430	(41)	2,540
Net interest income (expense)	(135)	26	2,230	(4)	2,117
Provision for loan and lease losses	–	–	82	–	82
Net interest income (expense) after provision for loan and lease losses	(135)	26	2,148	(4)	2,035
Noninterest Income	4	–	1,644	(10)	1,638
Noninterest Expense	32	10	2,104	(8)	2,138
Income (loss) from continuing operations before income taxes, dividends from subsidiaries and equity in undistributed loss of subsidiaries	(163)	16	1,688	(6)	1,535
Income tax expense (benefit)	(48)	2	605	–	559
Dividends from subsidiaries:
Bank subsidiary	–	1,804	–	(1,804)	–
Non-bank subsidiaries	3,600	5	–	(3,605)	–
Equity in undistributed loss of subsidiaries	(2,500)	(729)	–	3,229	–
Income from continuing operations	985	1,094	1,083	(2,186)	976
Discontinued Operations	–	–	9	–	9
Net Income	$985	$1,094	$1,092	$(2,186)	$985

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$1,725	$82	$5,722	$(3,482)	$4,047
Available-for-sale securities	53	–	22,786	–	22,839
Loans, net of allowance for loan and lease losses	–	6	242,349	–	242,355
Notes receivable from subsidiaries:
Bank subsidiary	18	950	–	(968)	–
Non-bank subsidiaries	314	–	534	(848)	–
Investment in subsidiaries:
Bank subsidiary	–	27,929	–	(27,929)	–
Non-bank subsidiaries	30,580	224	–	(30,804)	–
Other assets	1,605	320	49,166	(347)	50,744
Total assets	$34,295	$29,511	$320,557	$(64,378)	$319,985
Liabilities
Notes payable to non-bank subsidiaries	$296	$331	$1,189	$(1,816)	$–
Borrowings	8,560	157	64,334	–	73,051
Other liabilities	861	32	225,331	(3,868)	222,356
Total liabilities	9,717	520	290,854	(5,684)	295,407
Stockholders’ Equity	24,578	28,991	29,703	(58,694)	24,578
Total liabilities and stockholders’ equity	$34,295	$29,511	$320,557	$(64,378)	$319,985

	December 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries	Eliminations	Washington Mutual, Inc. Consolidated
	(in millions)
Assets
Cash and cash equivalents	$3,252	$469	$8,675	$(5,448)	$6,948
Available-for-sale securities	53	–	24,925	–	24,978
Loans, net of allowance for loan and lease losses	–	6	268,294	–	268,300
Notes receivable from subsidiaries:
Bank subsidiary	18	950	–	(968)	–
Non-bank subsidiaries	14	–	528	(542)	–
Investment in subsidiaries:
Bank subsidiary	–	29,806	–	(29,806)	–
Non-bank subsidiaries	32,442	218	–	(32,660)	–
Other assets	1,512	93	45,029	(572)	46,062
Total assets	$37,291	$31,542	$347,451	$(69,996)	$346,288
Liabilities
Notes payable to non-bank subsidiaries	$293	$30	$1,187	$(1,510)	$–
Borrowings	9,536	589	83,755	–	93,880
Other liabilities	493	62	230,680	(5,796)	225,439
Total liabilities	10,322	681	315,622	(7,306)	319,319
Stockholders’ Equity	26,969	30,861	31,829	(62,690)	26,969
Total liabilities and stockholders’ equity	$37,291	$31,542	$347,451	$(69,996)	$346,288

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$784	$916	$(916)	$784
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss of subsidiaries	2,077	2,084	(4,161)	–
(Increase) decrease in other assets	(74)	(227)	187	(114)
Increase (decrease) in other liabilities	379	(29)	(226)	124
Other	(12)	5	(487)	(494)
Net cash provided (used) by operating activities	3,154	2,749	(5,603)	300
Cash Flows from Investing Activities
Purchases of available-for-sale securities	–	–	(1,366)	(1,366)
Proceeds from sales and maturities of securities	–	–	4,022	4,022
Origination of loans, net of principal payments	–	–	4,513	4,513
Notes receivable from subsidiaries	(300)	–	300	–
Investment in subsidiaries	(177)	–	177	–
Other	–	–	17,476	17,476
Net cash (used) provided by investing activities	(477)	–	25,122	24,645
Cash Flows from Financing Activities
Proceeds from borrowings, net	(985)	(136)	(19,781)	(20,902)
Cash dividends paid on preferred and common stock	(484)	(3,000)	3,000	(484)
Repurchase of common stock	(2,797)	–	–	(2,797)
Other	62	–	(3,725)	(3,663)
Net cash used by financing activities	(4,204)	(3,136)	(20,506)	(27,846)
Decrease in cash and cash equivalents	(1,527)	(387)	(987)	(2,901)
Cash and cash equivalents, beginning of period	3,252	469	3,227	6,948
Cash and cash equivalents, end of period	$1,725	$82	$2,240	$4,047

(1)                 Includes intercompany eliminations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2006
	Washington Mutual, Inc. (Parent Only)	New American Capital, Inc. (Parent Only)	All Other Washington Mutual, Inc. Consolidating Subsidiaries(1)	Washington Mutual, Inc. Consolidated
	(in millions)
Cash Flows from Operating Activities
Net income	$985	$1,094	$(1,094)	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	2,500	729	(3,229)	–
Decrease in other assets	15	116	2,229	2,360
Increase (decrease) in other liabilities	48	105	(248)	(95)
Other	–	(2)	5,457	5,455
Net cash provided by operating activities	3,548	2,042	3,115	8,705
Cash Flows from Investing Activities
Purchases of available-for-sale securities	–	–	(7,034)	(7,034)
Proceeds from sales and maturities of securities	–	–	4,242	4,242
Origination of loans, net of principal payments	1	–	(8,782)	(8,781)
Notes receivable from subsidiaries	1,324	2,600	(3,924)	–
Investment in subsidiaries	84	(132)	48	–
Other	–	–	(1,470)	(1,470)
Net cash provided (used) by investing activities	1,409	2,468	(16,920)	(13,043)
Cash Flows from Financing Activities
Proceeds from borrowings, net	(370)	(762)	(1,205)	(2,337)
Cash dividends paid on common stock	(499)	(3,600)	3,600	(499)
Repurchase of common stock	(2,108)	–	–	(2,108)
Other	141	–	8,795	8,936
Net cash (used) provided by financing activities	(2,836)	(4,362)	11,190	3,992
Increase (decrease) in cash and cash equivalents	2,121	148	(2,615)	(346)
Cash and cash equivalents, beginning of period	781	108	5,325	6,214
Cash and cash equivalents, end of period	$2,902	$256	$2,710	$5,868

(1)                 Includes intercompany eliminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discontinued Operations

On December 31, 2006, Washington Mutual, Inc. (“Washington Mutual” or the “Company”) exited the retail mutual fund management business and completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Notes 8 and 9 to the Consolidated Financial Statements – “Operating Segments” and “Condensed Consolidating Financial Statements”, and are presented in the aggregate as discontinued operations.

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

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events that occur after that date. There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management’s control or its ability to accurately forecast or predict. Significant among the factors are:

•       Volatile interest rates and their impact on the mortgage banking business;

•       Credit risk;

•       Operational risk;

•       Risks related to credit card operations;

•       Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders;

•       Competition from banking and nonbanking companies;

•       General business, economic and market conditions; and

•       Reputational risk.

Each of the factors can significantly impact the Company’s businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company’s ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements. These factors are described in greater detail in

“Business – Factors That May Affect Future Results” in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to the Company’s 2006 Annual Report on Form 10-K, “Management’s Report on Internal Control Over Financial Reporting.”

Overview

Net income in the first quarter of 2007 was $784 million or $0.86 per diluted share, compared with $985 million or $0.98 per diluted share in the first quarter of 2006. Net income in the first quarter of 2006 included an after-tax litigation award of $85 million from the partial settlement of a supervisory goodwill lawsuit filed against the United States Government by Home Savings of America FSB, which the Company acquired in 1998. Although net income declined by 20% from the prior year, diluted earnings per share reflected a more modest 12% decline as a result of common share repurchase transactions. Since January 1, 2006, the Company has repurchased over 128 million common shares, including the retirement of approximately 60 million shares from an accelerated share repurchase transaction that was initiated shortly after the beginning of this year.

Net interest income was $2.08 billion in the first quarter of 2007, compared with $2.12 billion in the same quarter of 2006. The decline was due to a 3.9% decrease in average interest-earning assets, which primarily resulted from the sale of approximately $17.5 billion of lower-yielding, medium-term adjustable-rate home loans during the first quarter of 2007. The decline in interest-earning assets was partially offset by a slight increase in the net interest margin. The net interest margin in the first quarter of 2007 was 2.79%, compared with 2.75% in last year’s first quarter. After a series of consecutive upward adjustments, the Federal Reserve has held the federal funds target rate at 5.25% since June of 2006, reflecting the overall deceleration in economic growth. Accordingly, after reaching its 2006 low point of 2.53% for the third quarter, the net interest margin began to recover in the fourth quarter, rising to 2.58% for that period.  The actions initiated by the Company to reposition its balance sheet, including the aforementioned sale of lower-yielding home loans, the upward repricing of adjustable-rate loans and strong deposit pricing discipline, further contributed to the significant increase in the net interest margin from the fourth quarter of last year.

Noninterest income totaled $1.54 billion in the first quarter of 2007, compared with $1.64 billion in the first quarter of 2006. The decline was primarily the result of an industry-wide decline in subprime mortgage secondary market performance, which led to much lower gain on sale results and a decline in the fair value of trading assets retained from subprime mortgage securitizations. As the market environment for subprime mortgage loans continued to deteriorate during the quarter, credit spreads widened significantly. Accordingly, the values of the Company’s subprime assets were adjusted downward to account for the much-higher yields required by the secondary market. Revenue from sales and servicing of home mortgage loans, which declined from $263 million in the first quarter of 2006 to $125 million in the first quarter of 2007, included losses of approximately $164 million in the first quarter of 2007 that resulted from both the sale of subprime mortgage loans and declines in the market values of subprime mortgage loans held for sale. Correspondingly, noninterest income results for trading assets, which declined from a net loss of $13 million in the first quarter of 2006 to a net loss of $108 million in the first quarter of 2007, included $88 million of downward adjustments to the value of trading assets retained from subprime mortgage securitizations. Noninterest income in the first quarter of 2006 included the partial settlement of the supervisory goodwill litigation lawsuit, which amounted to $134 million on a pre-tax basis.

Partially offsetting the decline in noninterest income were increases in revenue from sales and servicing of consumer loans and credit card fee income, which collectively increased by $101 million, or 20%, from the first quarter of 2006 as a result of strong growth in the Company’s credit card loan portfolio and higher credit card securitization volume in the most recent quarter. Depositor and other retail banking fees also increased by $87 million, or 15%, from the first quarter of 2006, reflecting the continuing strong customer response to the Company’s new free checking product, which was launched in March 2006. The number of noninterest-bearing checking accounts at March 31, 2007 totaled approximately 10.0 million, an increase of over approximately 1.4 million accounts from a year ago.

The Company recorded a provision for loan and lease losses of $234 million in the first quarter of 2007, compared with $82 million in the same quarter of last year and $344 million in the fourth quarter of 2006. The increase in the provision from the first quarter of 2006 is principally the result of the overall slowdown in the national housing market. Nonperforming assets, as a percentage of total assets, increased from 0.59% at March 31, 2006 to 1.02% at March 31, 2007, primarily reflecting higher delinquency rates in the subprime mortgage channel, home equity loans and lines of credit, and home loan portfolios. Declines in home sales transactions, longer marketing periods and growing inventories continued to exert downward pressure on the housing sector during the most recent quarter. The decrease in the provision from the fourth quarter of 2006 is primarily due to higher levels of credit card securitization activity during the first quarter of 2007, which resulted in a $1.37 billion decline in the credit card portfolio compared with December 31, 2006.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of March 31, 2007. These judgments, estimates and assumptions are described in greater detail in the Company’s 2006 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Summary Financial Data

	Three Months Ended March 31,
	2007	2006
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,081	$2,117
Net interest margin	2.79%	2.75%
Noninterest income	$1,541	$1,638
Noninterest expense	2,105	2,138
Net income	784	985
Basic earnings per common share:
Income from continuing operations	$0.89	$1.00
Income from discontinued operations	–	0.01
Net income	0.89	1.01
Diluted earnings per common share:
Income from continuing operations	0.86	0.97
Income from discontinued operations	–	0.01
Net income	0.86	0.98
Basic weighted average number of common shares outstanding (in thousands)	874,816	973,614
Diluted weighted average number of common shares outstanding (in thousands)	899,706	1,003,460
Dividends declared per common share	$0.54	$0.50
Return on average assets	0.95%	1.15%
Return on average common equity	12.99	14.69
Efficiency ratio(1)(2)	58.13	56.95
Asset Quality
Nonaccrual loans(3)	$2,672	$1,731
Foreclosed assets	587	309
Total nonperforming assets(3)	3,259	2,040
Nonperforming assets(3) to total assets	1.02%	0.59%
Restructured loans	$16	$21
Total nonperforming assets and restructured loans(3)	3,275	2,061
Allowance for loan and lease losses	1,540	1,642
Allowance as a percentage of total loans held in portfolio	0.71%	0.68%
Credit Performance
Provision for loan and lease losses	$234	$82
Net charge-offs	183	105
Capital Adequacy
Stockholders’ equity to total assets	7.68%	7.41%
Tangible equity to total tangible assets(4)	5.78	5.75
Total risk-based capital to total risk-weighted assets(5)	11.17	10.77
Tier 1 capital to average total assets(5)	5.87	6.13
Per Common Share Data
Book value per common share (period end)(6)	$27.30	$27.10
Market prices:
High	45.56	45.51
Low	39.79	41.89
Period end	40.38	42.62
Supplemental Data
Total home loan volume	30,204	44,190
Total loan volume(7)	42,879	55,046

(1)                 Based on continuing operations.

(2)                 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(3)                 Excludes nonaccrual loans held for sale.

(4)                 Excludes unrealized net gain/loss on available-for-sale securities and derivatives, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Minority interests of $2.45 billion for March 31, 2007 and $1.97 billion for March 31, 2006 are included in the numerator.

(5)                 The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(6)                 Excludes six million shares held in escrow.

(7)                 Includes mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name of $3.48 billion and $7.09 billion for the three months ended March 31, 2007 and 2006.

Earnings Performance from Continuing Operations

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2007			2006
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets(1):
Federal funds sold and securities purchased under agreements to resell	$3,930	5.39%	$52	$3,754	4.62%	$43
Trading assets	5,594	8.10	113	11,692	6.80	198
Available-for-sale securities(2):
Mortgage-backed securities	17,887	5.47	245	20,144	5.29	266
Investment securities	6,753	5.17	87	4,845	4.62	56
Loans held for sale	35,447	6.37	562	29,821	6.20	462
Loans held in portfolio(3):
Loans secured by real estate:
Home loans(4)(5)	97,365	6.45	1,570	117,720	5.58	1,643
Home equity loans and lines of credit(5)	53,014	7.56	989	51,320	6.96	883
Subprime mortgage channel(6)	20,612	6.67	344	19,967	5.95	296
Home construction(7)	2,061	6.55	34	2,059	6.34	33
Multi-family	29,826	6.57	490	25,758	5.92	382
Other real estate	6,763	7.03	117	5,157	6.84	88
Total loans secured by real estate	209,641	6.79	3,544	221,981	6.01	3,325
Consumer:
Credit card	10,904	11.57	311	7,808	10.74	206
Other	267	12.96	9	622	11.03	17
Commercial	1,805	7.95	36	2,094	6.19	32
Total loans held in portfolio	222,617	7.04	3,900	232,505	6.18	3,580
Other	3,472	5.77	49	5,016	4.17	52
Total interest-earning assets	295,700	6.81	5,008	307,777	6.07	4,657
Noninterest-earning assets:
Mortgage servicing rights	6,304			8,260
Goodwill	9,054			8,298
Other assets	20,847			19,325
Total assets	$331,905			$343,660

(This table is continued on the next page.)

(1)                 Nonaccrual assets and related income, if any, are included in their respective categories.

(2)                 The average balance and yield are based on average amortized cost balances.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $115 million and $98 million for the three months ended March 31, 2007 and 2006.

(4)                 Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $361 million and $194 million for the three months ended March 31, 2007 and 2006.

(5)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(6)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the investment portfolio.

(7)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(Continued from the previous page.)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$31,821	2.63%	$206	$40,436	2.29%	$228
Savings and money market deposits	54,862	3.27	443	44,816	2.38	263
Time deposits	91,631	4.97	1,123	73,182	4.02	730
Total interest-bearing deposits	178,314	4.03	1,772	158,434	3.11	1,221
Federal funds purchased and commercial paper	3,846	5.48	52	7,463	4.46	83
Securities sold under agreements to repurchase	12,098	5.48	164	15,280	4.46	170
Advances from Federal Home Loan Banks	36,051	5.38	478	66,995	4.46	746
Other	32,808	5.67	461	26,636	4.81	320
Total interest-bearing liabilities	263,117	4.51	2,927	274,808	3.72	2,540
Noninterest-bearing sources:
Noninterest-bearing deposits	32,450			32,600
Other liabilities	9,482			8,875
Minority interests	2,449			552
Stockholders’ equity	24,407			26,825
Total liabilities and stockholders’ equity	$331,905			$343,660
Net interest spread and net interest income		2.30	$2,081		2.35	$2,117
Impact of noninterest-bearing sources		0.49			0.40
Net interest margin		2.79			2.75

Net Interest Income

Net interest income decreased $36 million, or 2%, for the three months ended March 31, 2007, compared with the same period in 2006. The decline was due to a 3.9% decrease in average interest-earning assets, which largely resulted from the sale of approximately $17.5 billion of lower-yielding, medium-term adjustable-rate home loans during the first quarter of 2007. The decline in interest-earning assets was partially offset by a slight increase in the net interest margin.

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$125	$263	(53)%
Revenue from sales and servicing of consumer loans	443	376	18
Depositor and other retail banking fees	665	578	15
Credit card fees	172	138	25
Securities fees and commissions	60	52	16
Insurance income	29	33	(11)
Net losses on trading assets	(108)	(13)	–
Gain (loss) from sales of other available-for-sale securities	35	(7)	–
Other income	120	218	(45)
Total noninterest income	$1,541	$1,638	(6)

Revenues from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$149	$166	(11)%
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(54)	43	–
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	95	209	(55)
Servicing activity:
Home mortgage loan servicing revenue(2)	514	572	(10)
Change in MSR fair value due to payments on loans and other	(356)	(409)	(13)
Change in MSR fair value due to valuation inputs or assumptions	(96)	413	–
Revaluation loss from derivatives economically hedging MSR	(32)	(522)	(94)
Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	30	54	(45)
Total revenue from sales and servicing of home mortgage loans	$125	$263	(53)

(1)                 Originated mortgage-backed securities represent available-for-sale securities retained on the balance sheet subsequent to the securitization of mortgage loans that were originated by the Company.

(2)                 Includes contractually specified servicing fees, late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors and that which is collected from borrowers upon payoff).

The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$(96)	$413
Gain (loss) on MSR risk management instruments:
Revaluation loss from derivatives	(32)	(522)
Revaluation gain (loss) from certain trading securities	4	(42)
Total loss on MSR risk management instruments	(28)	(564)
Total changes in MSR valuation and risk management	$(124)	$(151)

The following table reconciles net gains (losses) on trading assets that are designated as MSR risk management instruments to net losses on trading assets that are reported within noninterest income during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net gains (losses) on trading assets resulting from:
MSR risk management instruments	$4	$(42)
Other	(112)	29
Total net losses on trading assets	$(108)	$(13)

MSR valuation and risk management results were $(124) million in the first quarter of 2007, compared with $(151) million in the first quarter of 2006. The flat-to-inverted yield curve that persisted throughout 2006 continued through the first quarter of 2007, which had the effect of increasing hedging costs. Some of the Company’s MSR risk management instruments, such as forward commitments to purchase mortgage-backed securities and interest rate swaps, produce more favorable results when the yield curve has a positive slope.

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

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments (net gain on sale), was $95 million in the first quarter of 2007, compared with $209 million in the same quarter of the prior year. The decline was attributable to losses of $164 million recorded in the first quarter of 2007 from the sale of subprime mortgage loans and declines in the market values of subprime mortgage loans held for sale. As secondary market conditions for subprime mortgage loans deteriorated during the quarter, credit spreads widened significantly. Accordingly, the values of the Company’s subprime mortgage loans held for sale were adjusted downward to reflect the higher yields required by the secondary market. The performance of the Company’s prime mortgage products in the first quarter of 2007 partially offset the decline in net gain on sale results from the first quarter of 2006. Secondary market demand was strong for prime mortgages during the first quarter of 2007, as the disruption in the subprime mortgage market prompted market participants to seek mortgage investment products of higher credit quality. Loan sales volume for the Company’s prime mortgage products was particularly strong during the first quarter of 2007 due in part to the sale of approximately $17.5 billion of medium-term adjustable-rate home loans.

The fair value changes in home mortgage loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from home mortgage loans when hedge accounting treatment is achieved. Home mortgage loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized in earnings, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans increased by $67 million and credit card fee income increased by $34 million due to growth of the Company’s credit card business. Securitization volume was higher in the first quarter of 2007, as compared with the first quarter of 2006, which resulted in higher sales and servicing income. Credit card fee income also increased by 25% between those periods, primarily reflecting growth in the credit card loan portfolio. The Company had approximately 11.4 million accounts at March 31, 2007, compared with approximately 10.0 million at March 31, 2006, with a significant portion of this growth resulting from cross-selling credit card products to retail banking customers.

Depositor and other retail banking fees increased by $87 million for the three months ended March 31, 2007, compared with the same period in 2006, due to growth in transaction fee volume that was largely attributable to the strong increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at March 31, 2007 totaled approximately 10.0 million, compared with approximately 8.6 million at March 31, 2006.

The decline in the performance of trading assets, excluding revaluation gains and losses from trading securities used to economically hedge the MSR, for the quarter ended March 31, 2007, compared with the same period in 2006, was predominantly due to $88 million of downward adjustments to the value of trading assets retained from subprime mortgage securitizations. Similar to the market conditions that affected the Company’s net gain on sale results, the significant widening of subprime mortgage credit spreads in the secondary market and continued softening in the housing market during the most recent quarter diminished the values of subprime residual assets.

Substantially all of the gain from sales of other available-for-sale securities during the three months ended March 31, 2007 was due to the sale of privately-issued mortgage-backed securities. Approximately $3.4 billion of available-for-sale securities were sold during the most recent quarter.

A significant portion of the decrease in other income for the three months ended March 31, 2007 compared with the same period in 2006 was due to a $134 million goodwill litigation award recorded in the first quarter of 2006 from the partial settlement of the Company’s claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Compensation and benefits	$1,002	$1,032	(3)%
Occupancy and equipment	376	391	(4)
Telecommunications and outsourced information services	129	134	(4)
Depositor and other retail banking losses	61	56	9
Advertising and promotion	98	95	4
Professional fees	38	36	6
Postage	107	124	(13)
Other expense	294	270	9
Total noninterest expense	$2,105	$2,138	(2)

Employee compensation and benefits expense decreased during the three months ended March 31, 2007 compared with the same period in 2006 primarily due to the reduction in the total number of employees. The number of employees decreased from 60,164 at March 31, 2006 to 49,693 at March 31, 2007. The decrease was partially offset by January 1, 2007 adjustments made to employee base compensation. The adoption in the first quarter of 2006 of Statement No. 123R, Share-Based Payment, had the one-time effect of decreasing compensation and benefits expense by $25 million in that period.

Other expense increased $24 million, or 9%, primarily due to higher levels of foreclosed assets expense, reflecting the slowdown in the housing market, and an increase in tax and licensing expense.

Review of Financial Condition

Available-for-sale securities consisted of the following:

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,386	63	(64)	8,385
Private label	7,606	22	(101)	7,527
Total mortgage-backed securities	16,020	85	(166)	15,939
Investment securities:
U.S. Government	403	–	(2)	401
Agency	2,905	9	(18)	2,896
U.S. states and political subdivisions	1,427	12	(5)	1,434
Other debt securities	2,098	14	(11)	2,101
Equity securities	68	1	(1)	68
Total investment securities	6,901	36	(37)	6,900
Total available-for-sale securities	$22,921	$121	$(203)	$22,839

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,657	55	(85)	8,627
Private label	9,472	41	(104)	9,409
Total mortgage-backed securities	18,157	96	(190)	18,063
Investment securities:
U.S. Government	403	–	(6)	397
Agency	3,350	9	(33)	3,326
U.S. states and political subdivisions	1,330	18	(3)	1,345
Other debt securities	1,745	18	(4)	1,759
Equity securities	88	1	(1)	88
Total investment securities	6,916	46	(47)	6,915
Total available-for-sale securities	$25,073	$142	$(237)	$24,978

The realized gross gains and losses of available-for-sale securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Realized gross gains	$39	$52
Realized gross losses	(4)	(53)
Realized net gain (loss)	$35	$(1)

Loans

Total loans consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Loans held for sale	$26,874	$44,970
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$93,451	$99,479
Home equity loans and lines of credit(1)	53,374	52,882
Subprime mortgage channel(2):
Home loans	17,610	18,725
Home equity loans and lines of credit	2,749	2,042
Home construction(3)	2,071	2,082
Multi-family	29,515	30,161
Other real estate	6,728	6,745
Total loans secured by real estate	205,498	212,116
Consumer:
Credit card	9,490	10,861
Other	261	276
Commercial	1,772	1,707
Total loans held in portfolio(4)	$217,021	$224,960

(1)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the investment portfolio.

(3)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(4)                 Includes net unamortized deferred loan origination costs of $1.43 billion and $1.48 billion at March 31, 2007 and December 31, 2006.

Total home loans held in portfolio, including those within the subprime mortgage channel, consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$58,130	$63,557
Other ARMs	6,475	6,791
Total short-term adjustable-rate loans	64,605	70,348
Medium-term adjustable-rate loans(3)	26,009	26,232
Fixed-rate loans	2,837	2,899
Home loans held in portfolio(4)	93,451	99,479
Subprime mortgage channel	17,610	18,725
Total home loans held in portfolio	$111,061	$118,204

(1)                 Short-term is defined as adjustable-rate loans that reprice within one year.

(2)                 The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.12 billion and $888 million at March 31, 2007 and December 31, 2006.

(3)                 Medium-term is defined as adjustable-rate loans that reprice after one year.

(4)                 Excludes home loans in the subprime mortgage channel.

Loans held for sale totaled $26.87 billion at March 31, 2007, a decrease of $18.10 billion from $44.97 billion at December 31, 2006. During the fourth quarter of 2006, the Company transferred $17.79 billion of lower-yielding, medium-term adjustable-rate home loans to loans held for sale. Substantially all of these loans were sold in the first quarter of 2007.

The Option ARM home loan portfolio continued to decline in the first quarter of 2007, reflecting the slowdown in the housing market and the flat-to-inverted yield curve interest rate environment, in which loan products indexed to longer-term interest rates are priced more favorably to borrowers than short-term adjustable-rate loans.

Other Assets

Other assets consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Accounts receivable	$5,243	$5,566
Investment in bank-owned life insurance	4,416	4,373
Premises and equipment	2,946	3,042
Accrued interest receivable	1,725	1,941
Derivatives	602	748
Identifiable intangible assets	508	556
Foreclosed assets	587	480
Other	3,359	3,231
Total other assets	$19,386	$19,937

Deposits

Deposits consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$24,400	$22,838
Interest bearing	31,523	32,723
Total checking deposits	55,923	55,561
Savings and money market deposits	44,058	41,943
Time deposits	47,262	46,821
Total retail deposits	147,243	144,325
Commercial business and other deposits	17,741	15,175
Brokered deposits:
Consumer	18,995	22,299
Institutional	17,256	22,339
Custodial and escrow deposits	8,974	9,818
Total deposits	$210,209	$213,956

The increase in noninterest-bearing retail checking deposits was predominantly driven by the continuing customer account growth in the Company’s new free checking product. Interest-bearing checking deposits decreased as customers shifted from Platinum checking accounts to time deposits and savings accounts as a result of higher rates offered for these products. Consumer and institutional brokered deposits decreased 19% from year-end 2006 as funding requirements from non-retail deposit sources diminished with the reduction in the size of the Company’s balance sheet.

Transaction accounts (checking, savings and money market deposits) comprised 68% of retail deposits at March 31, 2007 and year-end 2006. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 71% of average total interest-earning assets in the first quarter of 2007, compared with 68% in the fourth quarter of 2006.

Borrowings

FHLB advances of $24.74 billion at March 31, 2007 decreased $19.56 billion, or 44%, from December 31, 2006 as contraction in the balance sheet during the first quarter, primarily reflecting the sale of lower yielding, medium-term adjustable-rate home loans, resulted in a corresponding reduction in wholesale borrowing requirements. Growth in retail deposits, secured financing arrangements, and the issuance of debt securities through international capital markets also reduced the need for wholesale borrowings.

Operating Segments

The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function, which manages the Company’s interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services. The activities of the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk, are also reported in this category. Refer to Note 8 to the Consolidated Financial Statements – “Operating Segments” for information regarding the key elements of management reporting methodologies used to measure segment performance.

The Company serves the needs of 19.3 million consumer households through its 2,228 retail banking stores, 466 lending stores and centers, 3,925 ATMs, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$1,275	$1,347	(5)%
Provision for loan and lease losses	62	54	15
Noninterest income	751	670	12
Inter-segment revenue	22	13	70
Noninterest expense	1,075	1,088	(1)
Income from continuing operations before income taxes	911	888	3
Income taxes	342	340	1
Income from continuing operations	569	548	4
Income from discontinued operations	–	9	–
Net income	$569	$557	2
Performance and other data:
Efficiency ratio	52.50%	53.61%	(2)
Average loans	$155,206	$173,852	(11)
Average assets	165,047	184,147	(10)
Average deposits	144,030	139,060	4
Loan volume	8,492	7,255	17
Employees at end of period	27,873	32,863	(15)

The decrease in net interest income was primarily due to a decline in the average balance of home loans, reflecting the transfer of $17.79 billion of lower-yielding, medium-term adjustable-rate home loans to held for sale in the fourth quarter of 2006. Higher transfer pricing charges associated with the funding of home loans also contributed to the decline in net interest income, as the increase in those charges more than offset the upward repricing of the home loan portfolio. In general, the Company’s funds transfer pricing system responds more quickly to changes in market interest rates than the home loan portfolio.

The provision for loan and lease losses increased in response to the downturn in the housing market which resulted in increased delinquencies and higher charge-offs. This increase was partially offset by a refinement of the Company’s provisioning methodology for home equity lending.

The increase in noninterest income during the three months ended March 31, 2007, compared with the same period in 2006, was substantially due to a 15% growth in depositor and other retail banking fees reflecting higher transaction fee volume that was largely attributable to the strong increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing retail checking accounts at March 31, 2007 totaled approximately 10.0 million, compared with approximately 8.6 million at March 31, 2006.

Card Services Group (Managed basis)

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$653	$619	6%
Provision for loan and lease losses	388	330	18
Noninterest income	474	344	38
Inter-segment expense	4	–	–
Noninterest expense	325	298	9
Income before income taxes	410	335	22
Income taxes	154	128	20
Net income	$256	$207	24
Performance and other data:
Efficiency ratio	28.96%	30.95%	(6)
Average loans	$23,604	$20,086	18
Average assets	26,039	22,764	14
Employees at end of period	2,646	2,871	(8)

The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses.

Net interest income increased $34 million, substantially due to an 18% increase in average loan balances. Partially offsetting growth in average loans was a decline in yields following the sale of higher risk credit card accounts in the fourth quarter of 2006.

The increase in the provision for loan and lease losses was primarily due to decreased net charge-offs in the first quarter of 2006 following the change in consumer bankruptcy law in the fourth quarter of 2005 and an 18% increase in average loan balances.

The increase in noninterest income was due to growth in the portfolio of managed credit card receivables and increased securitization activity in the first quarter of 2007.

The increase in noninterest expense was primarily the result of higher postage, advertising and promotion, and telecommunications expenses.

Commercial Group

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$200	$163	23%
Provision for loan and lease losses	(10)	–	–
Noninterest income	14	12	15
Noninterest expense	74	67	9
Income before income taxes	150	108	39
Income taxes	56	41	36
Net income	$94	$67	40
Performance and other data:
Efficiency ratio	34.52%	38.47%	(10)
Average loans	$38,641	$31,011	25
Average assets	41,001	33,334	23
Average deposits	3,762	2,259	66
Loan volume	3,671	2,769	33
Employees at end of period	1,351	1,326	2

The increase in net interest income was primarily due to increased interest income on a larger balance of multi-family loans held in portfolio. Average loan balances at March 31, 2007 reflect the acquisition of Commercial Capital Bancorp, Inc. on October 1, 2006. Partially offsetting this increase was higher transfer pricing charges due to rising short-term interest rates. In addition, a change in the mix of multi-family loans from short-term adjustable-rate loans to medium-term and fixed-rate products resulted in narrowing spreads, reflecting the flat-to-inverted interest rate yield curve environment.

The negative provision in the first quarter of 2007 reflected an improvement in the credit quality of multi-family and other commercial real estate loans held in portfolio.

The increase in noninterest expense partly reflects the addition of Commercial Capital Bancorp and higher commission expense due to higher loan volume.

Home Loans Group

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$245	$338	(28)%
Provision for loan and lease losses	49	21	144
Noninterest income	162	401	(60)
Inter-segment expense	18	13	42
Noninterest expense	521	621	(16)
Income (loss) before income taxes	(181)	84	–
Income taxes (benefit)	(68)	32	–
Net income (loss)	$(113)	$52	–
Performance and other data:
Efficiency ratio	133.90%	85.62%	56
Average loans	$53,254	$49,913	7
Average assets	71,381	78,163	(9)
Average deposits	16,767	16,532	1
Loan volume	30,609	44,998	(34)
Employees at end of period	13,025	17,653	(26)

The decrease in net interest income was primarily due to an increase in the funds transfer pricing charge due to rising short-term interest rates that outpaced the upward repricing of loans held for sale. Also contributing to this decline was a shift from noninterest-bearing deposits to interest-bearing deposits. The average balance of loans held for sale during the first quarter of 2007 totaled $32.42 billion, compared with $29.12 billion for the first quarter of 2006.

The increase in the provision for loan and lease losses was primarily due to growth in purchased home equity loans and higher levels of delinquencies in the subprime mortgage channel.

The decrease in noninterest income was primarily the result of an industry-wide decline in subprime mortgage secondary market performance, which resulted in losses of approximately $164 million in the first quarter of 2007 from both the sale of subprime mortgage loans and declines in the market values of subprime mortgage loans held for sale. Unfavorable subprime secondary market conditions during the first quarter of 2007 also resulted in $88 million of downward adjustments to the value of trading assets retained from subprime mortgage securitizations. Partially offsetting these decreases were gains on the sale of prime home loans.

The decrease in noninterest expense was primarily due to a significant decline in employee headcount as a result of the Company’s 2006 productivity and efficiency initiatives.

Corporate Support/Treasury and Other

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest expense	$(15)	$(44)	(64)%
Provision for loan and lease losses	27	(98)	–
Noninterest income	81	150	(46)
Noninterest expense	110	64	73
Minority interest expense	43	–	–
Income (loss) before income taxes	(114)	140	–
Income taxes (benefit)	(71)	33	–
Net income (loss)	$(43)	$107	–
Performance and other data:
Average loans	$1,345	$1,142	18
Average assets	40,877	37,042	10
Average deposits	46,205	33,183	39
Loan volume	107	24	346
Employees at end of period	4,798	5,668	(15)

The decrease in net interest expense was primarily due to higher transfer pricing charges applied to loans held by the Company’s operating segments.

The decrease in noninterest income was primarily due to a litigation award of $134 million from the partial settlement of the Home Savings supervisory goodwill lawsuit recorded during the first quarter of 2006.

The increase in noninterest expense was partly due to the one-time cumulative effect of the Company’s adoption of Statement No. 123R, Share-Based Payment, on January 1, 2006. This adoption resulted in a $25 million decrease to compensation and benefits expense in the first quarter of 2006.

Minority interest expense represents dividends on preferred securities that were issued by a subsidiary during 2006.

Off-Balance Sheet Activities

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

When the Company sells or securitizes loans, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.71 billion at March 31, 2007, of which $1.19 billion have either a AAA credit rating or are agency insured. Retained interests in credit card securitizations were $1.43 billion at March 31, 2007. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2006 Annual Report on Form 10-K.

From time to time, the Company may enter into accelerated share repurchase transactions to repurchase common stock. The Company entered into such a transaction on January 3, 2007 and repurchased 59.5 million shares of its common stock. As part of the transaction, the Company simultaneously entered into a forward contract indexed to the price of the Company’s common stock, which subjects the transaction to a future price adjustment. Additional information concerning the transaction is included in Note 6 to the Consolidated Financial Statements – “Common Stock.”

The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements – “Guarantees.”

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank (“WMB”) and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	March 31, 2007		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	6.70%	86.44%	5.00%
Adjusted Tier 1 capital to total risk-weighted assets	7.88	282.40	6.00
Total risk-based capital to total risk-weighted assets	11.94	283.26	10.00

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at March 31, 2007.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2007, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, features of the loan product or derivative, the contractual terms of the related documents and the availability and quality of collateral. Credit risk management is based on analyzing the creditworthiness of the borrower, the adequacy of underlying collateral given current events and conditions, and the existence and strength of any guarantor support.

As explained in the introductory paragraphs of the “Credit Risk Management” section of the Company’s 2006 Annual Report on Form 10-K, the Company believes that loan-to-value ratios are one of the two key determinants in determining future loan performance. The tables below analyze the composition of the unpaid principal loan balances (“UPB”) in the Company’s home loan portfolio by reference to loan-to-value ratios:

	Loan-to-Value Ratio at Origination
	<80%(1)	80-90%	>90%	Total UPB
Option ARMs	$43,899	$12,831	$222	$56,952
Other short-term ARMs	7,714	5,280	273	13,267
Medium-term adjustable-rate loans	23,064	5,894	353	29,311
Fixed-rate loans	5,657	3,557	264	9,478
Total home loans held in portfolio	$80,334	$27,562	$1,112	$109,008

(1)                 This category includes home loans that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), as well as home loans with private mortgage insurance.

Included in the home loan balances disclosed above are the following types of home loans:

	Loan-to-Value Ratio at Origination
	<80%(1)	80-90%	>90%	Total UPB
Interest-only	$11,528	$2,507	$100	$14,135
Subprime mortgage channel	6,942	9,836	546	17,324

(1)                 This category includes home loans that are insured by the FHA or guaranteed by the VA, as well as home loans with private mortgage insurance.

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

	March 31, 2007	December 31, 2006
	(dollars in millions)
Nonperforming assets and restructured loans:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home loans(3)	$690	$640
Home equity loans and lines of credit(3)	297	231
Subprime mortgage channel(4)	1,503	1,283
Home construction(5)	41	27
Multi-family	60	46
Other real estate	52	51
Total nonaccrual loans secured by real estate	2,643	2,278
Consumer	1	1
Commercial	28	16
Total nonaccrual loans held in portfolio	2,672	2,295
Foreclosed assets(6)	587	480
Total nonperforming assets	$3,259	$2,775
As a percentage of total assets	1.02%	0.80%
Restructured loans	$16	$18
Total nonperforming assets and restructured loans	$3,275	$2,793

(1)                 Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $195 million and $185 million at March 31, 2007 and December 31, 2006. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

(2)                 Credit card loans are exempt under regulatory rules from being classified as nonaccrual because they are charged off when they are determined to be uncollectible, or by the end of the month in which the account becomes 180 days past due.

(3)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(4)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the investment portfolio.

(5)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

(6)                 Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $72 million and $99 million at March 31, 2007 and December 31, 2006 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the FHA or guaranteed by the VA.

The softening residential real estate market, the Company’s exposure to higher risk loans in the subprime mortgage channel and an 8% decline in total assets have been the primary drivers behind the increase in nonperforming assets from 0.80% of total assets at December 31, 2006 to 1.02% of total assets at March 31, 2007. As inventories of unsold homes increased and housing prices softened, certain homeowners, particularly subprime borrowers who typically have less equity invested in their properties, have found it more difficult to make their mortgage payments and consequently both nonaccrual loans and foreclosed assets have increased.  In the first quarter of 2007, $97 million of Long Beach Mortgage nonaccrual home loans were transferred from held for sale to the subprime mortgage channel portfolio.

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

The dynamics involved in determining inherent credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan and lease losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan and lease losses. Certain real estate secured loans that have features which may result in increased credit risk when compared to real estate secured loans without those features are discussed in the Company’s 2006 Annual Report on Form 10-K, “Credit Risk Management – Features of Residential Loans” and Note 5 to the Consolidated Financial Statements – “Loans and Allowance for Loan and Lease Losses – Features of Residential Loans.”

In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on an analysis of individual loans and pools of loans. The tools utilized for this determination include statistical forecasting models that estimate the default and loss outcomes based on an evaluation of past performance of loans in the Company’s portfolio and other factors as well as industry historical loan loss data (primarily for homogeneous loan portfolios). Non-homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” in the Company’s 2006 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in millions)
Balance, beginning of period	$1,630	$1,695
Allowance transferred to loans held for sale	(148)	(30)
Other	7	–
Provision for loan and lease losses	234	82
	1,723	1,747
Loans charged off:
Loans secured by real estate:
Home loans(1)	(35)	(12)
Home equity loans and lines of credit(1)	(29)	(4)
Subprime mortgage channel(2)	(40)	(20)
Other real estate	–	(3)
Total loans secured by real estate	(104)	(39)
Consumer:
Credit card	(96)	(63)
Other	(3)	(7)
Commercial	(9)	(8)
Total loans charged off	(212)	(117)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	1	–
Home equity loans and lines of credit(1)	3	1
Subprime mortgage channel(2)	1	1
Other real estate	–	1
Total loans secured by real estate	5	3
Consumer:
Credit card	16	4
Other	6	4
Commercial	2	1
Total recoveries of loans previously charged off	29	12
Net charge-offs	(183)	(105)
Balance, end of period	$1,540	$1,642
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.33%	0.18%
Allowance as a percentage of loans held in portfolio	0.71	0.68

(1)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the investment portfolio.

90 Days or More Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $97 million at March 31, 2007 and December 31, 2006. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $602 million and $586 million at March 31, 2007 and December 31, 2006, including $109 million and $113 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at March 31, 2007 and December 31, 2006 was 5.15% and 5.25%. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $22 million and $37 million of such loans that were 90 days or more contractually past due and still accruing interest at March 31, 2007 and December 31, 2006.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At March 31, 2007 and December 31, 2006, the gross positive fair value of the Company’s derivative financial instruments was $437 million and $618 million. The Company’s master netting agreements at March 31, 2007 and December 31, 2006 reduced the exposure to this gross positive fair value by $279 million and $339 million. The Company’s collateral against derivative financial instruments was $34 million and $16 million at March 31, 2007 and December 31, 2006. Accordingly, the Company’s net exposure to derivative counterparty credit risk at March 31, 2007 and December 31, 2006 was $124 million and $263 million.

Liquidity Risk and Capital Management

The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in each of the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are among the factors that influence the Company’s liquidity profile. The Company establishes liquidity guidelines for Washington Mutual, Inc. (“the Parent”) as well as for its principal operating subsidiaries. The Company also maintains contingency liquidity plans that provide for specific actions and timely responses to liquidity stress situations.

The Company continues to reduce its borrowing from the FHLBs and increase its exposure to other forms of wholesale borrowings. Pursuant to this strategy and reflecting reduced funding requirements following the sale of approximately $17.5 billion in lower-yielding, medium-term adjustable-rate home loans in the first quarter of 2007, the Company repaid maturing FHLB advances of $19.56 billion, ending the quarter with $24.74 billion of FHLB advances, and issued $6.25 billion in a secured funding transaction.  The Company was also able to exercise strong control over deposit pricing and by reducing the average cost of interest-bearing deposits by 2 basis points during the quarter, successfully managed the overall level of deposits. At March 31, 2007, deposits of $210.21 billion accounted for 71% of total liabilities compared to $213.96 billion or 67% of total liabilities at December 31, 2006.

Parent

The Parent’s primary sources of liquidity are dividends from subsidiaries and funds raised in various capital markets. Dividends paid by the Parent’s banking subsidiaries may fluctuate from time to time in order to ensure that both internal capital targets and various regulatory requirements related to capital adequacy are met. For more information on dividend limitations applicable to the Parent’s banking subsidiaries, refer to “Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” in the Company’s 2006 Annual Report on Form 10-K.

In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depository shares were registered. The Parent’s long-term and short-term indebtedness are rated A and F1 by Fitch, A- and A2 by Standard & Poor’s and A and R-1L by DBRS. In the first quarter of 2007, Moody’s upgraded the Parent’s long-term and short-term indebtedness ratings from A3 and P2, respectively, to A2 and P1, respectively.

Liquidity sources for Washington Mutual, Inc. include a commercial paper program and a revolving credit facility. The Company’s revolving credit facility of $800 million provides credit support for the commercial paper program and is also available for general corporate purposes. At March 31, 2007, the Parent had no commercial paper outstanding and the entire amount of the revolving credit facility was available. The Parent maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Parent’s banking subsidiaries are retail deposits, wholesale borrowings, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and mortgage loans designated as held for sale. Among these sources, retail deposits continue to provide the Company with a significant source of stable funding. The Company’s continuing ability to retain its retail deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Wholesale borrowing sources include FHLB advances, brokered certificates of deposit, repurchase agreements, senior and subordinated debt, covered bonds and federal funds purchased. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, covered bond issuances and repurchase agreements.

As part of its funding diversification strategy, Washington Mutual Bank launched a 20 billion Euro-denominated covered bond program in September 2006. Under the program, Washington Mutual Bank may issue, from time to time, floating rate US dollar-denominated mortgage bonds. Such mortgage bonds are secured principally by a portion of Washington Mutual Bank’s portfolio of residential mortgage loans. In turn, Washington Mutual Bank’s covered bond program, a statutory trust that is not affiliated with the Company, will issue Euro-denominated covered bonds to investors. The covered bonds are secured by the mortgage bonds. At March 31, 2007, $5.05 billion of covered bonds were outstanding and covered bonds having an aggregate value of 16 billion Euros were available for issuance under this program.

Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, the Bank may issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The Bank had $12.38 billion available under this program as of March 31, 2007.

For the three months ended March 31, 2007, proceeds from the sale of loans originated and held for sale was approximately $27 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $28 billion of loans held for sale during the same period. In the Company’s experience, the sale of, and the origination and purchase of, mortgage loans are cyclical and the amount of funding that is necessary to sustain the Company’s mortgage banking operations does not typically affect overall liquidity levels.

Senior unsecured long-term obligations of WMB are rated A by Fitch, A by Standard & Poor’s, AH by DBRS and A1 from Moody’s. In the first quarter of 2007, Moody’s upgraded WMB’s unsecured long-term obligation rating from A2 to A1. Short-term obligations are rated F1 by Fitch, P1 by Moody’s, A1 by Standard and Poor’s and R1-M by DBRS.

Capital Management

Capital is generated primarily through the Company’s business operations, and the Company’s capital management program promotes the efficient use of this resource. Capital is primarily used to fund organic growth, pay dividends and repurchase shares.

In 2006, the Company issued $2.5 billion of high equity content securities through Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank, and approximately $500 million of perpetual preferred stock. While such instruments have long been acknowledged by the OTS as qualifying elements in the composition of financial institution core capital structures, the rating agencies have only recently taken a similar view. Such instruments are included as equity components within the Company’s tangible equity to total tangible assets ratio.

As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. On July 18, 2006, the Company discontinued its existing share repurchase program and adopted a new share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. During the three months ended March 31, 2007, the Company repurchased 61.4 million shares of its common stock. The total remaining common stock repurchase authority was 68.2 million shares at March 31, 2007.

When the Company engages in share repurchases, management evaluates the relative risks and benefits of repurchasing shares in the open market, with the attendant daily trading limits and other constraints of the SEC Rule 10b-18 safe harbor, as compared to an accelerated share repurchase (“ASR”) transaction. In an ASR transaction, the Company repurchases a large block of stock at an initial specified price from a counterparty, typically a large broker-dealer, who has borrowed the shares. Upon final settlement of an ASR transaction, the initial specified price is adjusted to reflect actual prices at which the Company’s shares traded over the period of time after the initial repurchase that is specified in the ASR agreement. Through this final settlement process, market risks and costs associated with fluctuations in the Company’s stock price during the subsequent time period may be transferred from the counterparty to the Company.

ASR transactions immediately deploy the capital associated with share repurchases, making them economically more efficient than open market repurchases. Additionally, ASR transactions may be structured to include optionality or hedging arrangements that afford the Company the opportunity to mitigate price risk, and potentially mitigate the volatility of open market price fluctuations. While these benefits of an ASR transaction are significant considerations, open market repurchases are usually a more operationally efficient alternative when the Company chooses to deploy its excess capital in smaller amounts, particularly given the time required and the complexity associated with structuring an ASR transaction. In contrast, when the Company chooses to deploy its excess capital in larger amounts, an ASR transaction becomes more attractive and shares repurchased in an ASR transaction are removed upon the initiation of the repurchase when calculating earnings per share. Because ASR transactions involve more complex legal structures and counterparty risks than open market repurchases, the Company retains outside legal counsel to assist in structuring and documenting the transactions and applies its market risk and counterparty credit risk management standards. Additional information regarding these transactions is included in Note 6 to the Consolidated Financial Statements – “Common Stock.”

Refer to Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Company’s 2006 Annual Report on Form 10-K for additional information regarding share repurchase activities.

On April 17, 2007, the Company’s Board of Directors declared a cash dividend of 55 cents per share on the Company’s common stock payable on May 15, 2007 to shareholders of record as of April 30, 2007. In addition, the Company will pay a dividend of 39 cents per depository share of Series K Preferred Stock on June 15, 2007 to shareholders of record on June 1, 2007.

Capital Ratios and Regulatory Capital

The Parent is not a bank holding company and as such it is not required by the Federal Reserve Board to report its capital ratios. Nevertheless, capital ratios are integral to the Company’s capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. Estimated ratios for the Company’s Tier 1 capital to average total assets and total risk-based capital are presented below, along with the tangible equity to total tangible assets ratio.

	At March 31,
	2007	2006
Tier 1 capital to average total assets (leverage)	5.87%	6.13%
Total risk-based capital to total risk-weighted assets	11.17	10.77
Tangible equity to total tangible assets	5.78	5.75

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” in the Company’s 2006 Annual Report on Form 10-K.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2007 and 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

MSR Risk Management

The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSR fair value through the use of risk management instruments. Risk management instruments may include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate futures and interest rate caps and floors. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

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

The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising long-term interest rate scenarios accompanied by a shift toward a greater proportion of adjustable-rate production. Conversely, the Company generally assumes an increase in total loan production in falling long-term interest rate scenarios accompanied by a shift toward a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling long-term interest rate environments primarily from high fixed-rate mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when long-term interest rates increase if management chooses to retain more loans in the portfolio.

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

April 1, 2007 and January 1, 2007 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings projection for the respective twelve-month periods as of the date the analysis was performed. Certain loan prepayment, deposit decay and pricing assumptions in the analysis beginning April 1, 2007 have been updated to reflect more recent management analyses. Additionally, the analysis for the period beginning January 1, 2007 has been updated to reflect these assumptions. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending March 31, 2008 and December 31, 2007.

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

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one-year period beginning:
April 1, 2007	4.05%	(2.76)%
January 1, 2007	4.64	(3.26)
Net income change for the one-year period beginning:
April 1, 2007	4.19	(4.01)
January 1, 2007	3.53	(2.83)

The flat-to-inverted yield curve continues to present challenges to growing the balance sheet. Rate movements since year end mostly resulted in greater inversion in mid-term interest rates as the mid-section of the curve declined while short-term and long-term rates were relatively constant.

Mainly due to the challenging interest rate environment, the analysis for the period beginning April 1, 2007 projected a lower balance of retained loans than did the prior analysis. These lower loan projections tended to reduce net interest income sensitivity.

Net interest income was projected to increase in the -100 basis point scenario primarily due to the projected expansion of the net interest margin. Net income was projected to increase although the favorable impact of net interest income was partially offset by adverse changes in other income in this scenario.

Net interest income was projected to decrease in the +100 basis point scenario mainly due to the projected contraction of the net interest margin. Compared to the analysis as of December 31, 2006, the increase in other income offset the decrease in net interest income to a lesser extent. Overall, net income declined in this scenario largely due to the adverse impact of net interest income.

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

Primary responsibility for managing operational risk rests with the lines of business. Each line of business is responsible for identifying its operational risks and establishing and maintaining appropriate business-specific policies, internal control procedures, and tools to quantify and monitor these risks. To help identify, assess and manage corporate-wide risks, the Company uses corporate support groups such as Legal, Compliance, Information Security, Continuity Assurance, Strategic Sourcing and Finance. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of each business.

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

The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. These tools are used to determine the Company’s operational risk profile, to define appropriate risk mitigation strategies and to determine priorities.

The Company has a process for identifying and monitoring operational loss data, thereby permitting root cause analysis and monitoring of trends by line of business, process, product and risk type. This analysis is essential to sound risk management and supports the Company’s process management and improvement efforts.

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

In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case currently pending in the U.S. District Court for the Western Division of Washington. South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the “Securities Action”). In brief, the plaintiffs in the Securities Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc., securities from April 15, 2003 through June 28, 2004, that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

The defendants moved to dismiss the Securities Action on May 17, 2005. After briefing, but without oral argument, the Court on November 17, 2005 denied the motion in principal part; however, the Court dismissed the claims against certain of the individual defendants, dismissed claims pleaded on behalf of sellers of put options on Washington Mutual stock, and concluded that the plaintiffs could not rely on supposed violations of accounting standards to support their claims. The remaining defendants subsequently moved for reconsideration or, in the alternative, certification of the opinion for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The District Court denied the motion for reconsideration, but on March 6, 2006 granted the motion for certification.

The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court’s original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants’ motion indicating that the Court will hear the merits of the defendants’ appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants filed their reply on March 12, 2007. Oral argument has not yet been scheduled.

On November 29, 2005, 12 days after the Court denied the motion to dismiss the Securities Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the “Derivative Action”). The defendants in the Derivative Action include those individuals remaining as defendants in the Securities Action as well as those of the Company’s current independent directors who were directors at any time from April 15, 2003 through June 2004. The allegations in the Derivative Action mirror those in the Securities Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the Securities Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of

February 2006, the parties submitted a stipulation to the Court that the matter be stayed pending the outcome of the Securities Action. On March 2, 2006, the Court entered an Order pursuant to that stipulation, staying the Derivative Action in its entirety.

Refer to Note 14 to the Consolidated Financial Statements – “Commitments, Guarantees and Contingencies” in the Company’s 2006 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below displays share repurchases made by the Company for the quarter ended March 31, 2007. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 3, 2007 to January 31, 2007	60,005,909	$45.65	59,500,000	70,037,098
February 1, 2007 to February 28, 2007	1,850,000	44.05	1,850,000	68,187,098
March 1, 2007 to March 30, 2007	190,250	41.51	–	68,187,098
Total	62,046,159	45.59	61,350,000	68,187,098

(1)                 In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)                 Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 81,812,902 shares under this program as of March 31, 2007.

For a discussion regarding working capital requirements and dividend restrictions applicable to the Company’s banking subsidiaries, refer to the Company’s 2006 Annual Report on Form 10-K, “Business – Regulation and Supervision” and Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions.”

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a) Exhibits

See Index of Exhibits on page 58.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2007.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY
Thomas W. Casey Executive Vice President and Chief Financial Officer
By:	/s/ MELISSA J. BALLENGER
Melissa J. Ballenger Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 1, 2007. File No. 001-14667).
3.2	Restated Bylaws of the Company as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 1, 2007. File No. 001-14667).
4.1	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
10.1	HR Committee establishment of 2007 Leadership Bonus Plan Criteria (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 22, 2007, File No. 1-14667).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).