Form 10-Q
period 2007-06-30
WASHINGTON MUTUAL, INC
filed 2007-08-09
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐   No ☒

The number of shares outstanding of the issuer’s classes of common stock as of July 31, 2007:

Common Stock – 870,584,006(1)

(1)  Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
TABLE OF CONTENTS

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$421	$395	$984	$856
Loans held in portfolio	3,786	3,887	7,686	7,468
Available-for-sale securities	351	368	682	690
Trading assets	108	165	221	363
Other interest and dividend income	82	120	183	215
Total interest income	4,748	4,935	9,756	9,592
Interest Expense
Deposits	1,723	1,461	3,495	2,682
Borrowings	991	1,414	2,146	2,734
Total interest expense	2,714	2,875	5,641	5,416
Net interest income	2,034	2,060	4,115	4,176
Provision for loan and lease losses	372	224	606	306
Net interest income after provision for loan and lease losses	1,662	1,836	3,509	3,870
Noninterest Income
Revenue from sales and servicing of home mortgage loans	300	222	425	486
Revenue from sales and servicing of consumer loans	403	424	846	801
Depositor and other retail banking fees	720	641	1,385	1,219
Credit card fees	183	152	355	291
Securities fees and commissions	70	56	131	108
Insurance income	29	33	58	66
Loss on trading assets	(145)	(129)	(253)	(142)
Gain (loss) from sales of other available-for-sale securities	7	–	41	(8)
Other income	191	179	311	395
Total noninterest income	1,758	1,578	3,299	3,216
Noninterest Expense
Compensation and benefits	977	1,021	1,979	2,054
Occupancy and equipment	354	435	731	826
Telecommunications and outsourced information services	132	145	261	279
Depositor and other retail banking losses	58	51	119	108
Advertising and promotion	113	117	211	211
Professional fees	55	45	93	81
Other expense	449	415	850	808
Total noninterest expense	2,138	2,229	4,244	4,367
Minority interest expense	42	37	85	37
Income from continuing operations before income taxes	1,240	1,148	2,479	2,682
Income taxes	410	389	865	947
Income from continuing operations	830	759	1,614	1,735
Discontinued Operations
Income from discontinued operations before income taxes	–	12	–	27
Income taxes	–	4	–	10
Income from discontinued operations	–	8	–	17
Net Income	$830	$767	$1,614	$1,752
Net Income Available to Common Stockholders	$822	$767	$1,599	$1,752
Basic Earnings Per Common Share:
Income from continuing operations	$0.95	$0.80	$1.83	$1.81
Income from discontinued operations	–	0.01	–	0.02
Net income	0.95	0.81	1.83	1.83
Diluted Earnings Per Common Share:
Income from continuing operations	$0.92	$0.78	$1.78	$1.75
Income from discontinued operations	–	0.01	–	0.02
Net income	0.92	0.79	1.78	1.77
Dividends declared per common share	0.55	0.51	1.09	1.01
Basic weighted average number of common shares outstanding (in thousands)	868,968	947,023	871,876	960,245
Diluted weighted average number of common shares outstanding (in thousands)	893,090	975,504	896,304	989,408

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2007	December 31, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$4,167	$6,948
Federal funds sold and securities purchased under agreements to resell	3,267	3,743
Trading assets (including securities pledged of $3,115 and $1,868)	5,534	4,434
Available-for-sale securities, total amortized cost of $28,934 and $25,073:
Mortgage-backed securities (including securities pledged of $847 and $3,864)	19,810	18,063
Investment securities (including securities pledged of $2,308 and $3,481)	8,530	6,915
Total available-for-sale securities	28,340	24,978
Loans held for sale	19,327	44,970
Loans held in portfolio	214,994	224,960
Allowance for loan and lease losses	(1,560)	(1,630)
Loans held in portfolio, net	213,434	223,330
Investment in Federal Home Loan Banks	1,596	2,705
Mortgage servicing rights	7,231	6,193
Goodwill	9,056	9,050
Other assets	20,267	19,937
Total assets	$312,219	$346,288
Liabilities
Deposits:
Noninterest-bearing deposits	$33,557	$33,386
Interest-bearing deposits	167,823	180,570
Total deposits	201,380	213,956
Federal funds purchased and commercial paper	3,390	4,778
Securities sold under agreements to repurchase	9,357	11,953
Advances from Federal Home Loan Banks	21,412	44,297
Other borrowings	40,313	32,852
Other liabilities	9,212	9,035
Minority interests	2,945	2,448
Total liabilities	288,009	319,319
Stockholders’ Equity
Preferred stock, no par value: 600 shares authorized, 500 shares issued and outstanding ($1,000,000 per share liquidation preference)	492	492
Common stock, no par value: 1,600,000,000 shares authorized, 875,722,387 and 944,478,961 shares issued and outstanding	–	–
Capital surplus – common stock	2,715	5,825
Accumulated other comprehensive loss	(568)	(287)
Retained earnings	21,571	20,939
Total stockholders’ equity	24,210	26,969
Total liabilities and stockholders’ equity	$312,219	$346,288

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2005	993.9	$–	$8,176	$(235)	$19,338	$27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35
Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	–	1,752	1,752
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(371)	–	(371)
Net unrealized gain from cash flow hedging instruments	–	–	–	2	–	2
Minimum pension liability adjustment	–	–	–	(1)	–	(1)
Total comprehensive income						1,382
Cash dividends declared on common stock	–	–	–	–	(985)	(985)
Common stock repurchased and retired	(47.0)	–	(2,108)	–	–	(2,108)
Common stock issued	16.0	–	528	–	–	528
BALANCE, June 30, 2006	962.9	$–	$6,596	$(599)	$20,134	$26,131
BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)
Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net income	–	–	–	–	1,614	1,614
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(303)	–	(303)
Net unrealized gain from cash flow hedging instruments	–	–	–	22	–	22
Total comprehensive income						1,333
Cash dividends declared on common stock	–	–	–	–	(961)	(961)
Cash dividends declared on preferred stock	–	–	–	–	(15)	(15)
Common stock repurchased and retired	(74.9)	–	(3,297)	–	–	(3,297)
Common stock issued	6.1	–	187	–	–	187
BALANCE, June 30, 2007	875.7	$492	$2,715	$(568)	$21,571	$24,210

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$1,614	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	606	306
Gain from home mortgage loans	(214)	(350)
Gain from credit card loans	(259)	(121)
(Gain) loss from available-for-sale securities	(41)	1
Depreciation and amortization	306	445
Change in fair value of MSR	333	180
Stock dividends from Federal Home Loan Banks	(55)	(86)
Capitalized interest income from option adjustable-rate mortgages	(706)	(439)
Origination and purchases of loans held for sale, net of principal payments	(54,637)	(60,728)
Proceeds from sales of loans originated and held for sale	57,928	68,121
Net (increase) decrease in trading assets	(825)	4,843
Increase in other assets	(382)	(1,780)
Increase in other liabilities	87	835
Net cash provided by operating activities	3,755	12,979
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,981)	(9,990)
Proceeds from sales of available-for-sale securities	4,370	4,697
Principal payments and maturities on available-for-sale securities	1,227	1,514
Purchases of Federal Home Loan Bank stock	(24)	–
Redemption of Federal Home Loan Bank stock	1,188	840
Origination and purchases of loans held in portfolio, net of principal payments	6,732	(14,780)
Proceeds from sales of loans	22,486	1,988
Proceeds from sales of foreclosed assets	354	237
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	476	(1,975)
Purchases of premises and equipment, net	(123)	(183)
Net cash provided (used) by investing activities	27,705	(17,652)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

(Continued from the previous page.)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Financing Activities
(Decrease) increase in deposits	$(12,576)	$11,391
Increase in short-term borrowings	1,907	3,838
Proceeds from long-term borrowings	13,054	15,003
Repayments of long-term borrowings	(10,120)	(10,803)
Proceeds from advances from Federal Home Loan Banks	20,016	14,909
Repayments of advances from Federal Home Loan Banks	(42,904)	(28,368)
Proceeds from issuance of preferred securities by subsidiary	497	1,959
Cash dividends paid on preferred and common stock	(976)	(985)
Repurchase of common stock	(3,297)	(2,108)
Other	158	298
Net cash (used) provided by financing activities	(34,241)	5,134
(Decrease) increase in cash and cash equivalents	(2,781)	461
Cash and cash equivalents, beginning of period	6,948	6,214
Cash and cash equivalents, end of period	$4,167	$6,675
Noncash Activities
Loans exchanged for mortgage-backed securities	$472	$909
Real estate acquired through foreclosure	627	293
Loans transferred from held for sale to held in portfolio	2,624	3,000
Loans transferred from held in portfolio to held for sale	2,908	1,826
Mortgage-backed securities transferred from available-for-sale to trading	–	858
Cash Paid During the Period For
Interest on deposits	$3,556	$2,493
Interest on borrowings	2,404	2,655
Income taxes	1,146	557

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 permits an instrument by instrument election to account for certain financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that Statement No. 159 will have on the Consolidated Statements of Income and the Consolidated Statements of Financial Condition.

Note 2:  Discontinued Operations

On December 31, 2006, the Company exited the retail mutual fund management business and completed the sale of WM Advisors, Inc., realizing a pretax gain of $667 million ($415 million, net of tax). WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. This former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Note 8 to the Consolidated Financial Statements – “Operating Segments,” and are presented in the aggregate as discontinued operations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Note 3:  Mortgage Banking Activities

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$66	$190	$214	$356
Revaluation gain from derivatives economically hedging loans held for sale	126	61	72	104
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	192	251	286	460
Servicing activity:
Home mortgage loan servicing revenue(2)	526	586	1,041	1,159
Change in MSR fair value due to payments on loans and other	(401)	(460)	(757)	(869)
Change in MSR fair value due to valuation inputs or assumptions	530	435	434	849
Revaluation loss from derivatives economically hedging MSR	(547)	(433)	(579)	(956)
Adjustment to MSR fair value for MSR sale	–	(157)	–	(157)
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	108	(29)	139	26
Total revenue from sales and servicing of home mortgage loans	$300	$222	$425	$486

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

Changes in the balance of MSR were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Balance, beginning of period	$6,507	$8,736	$6,193	$8,041
Home loans:
Additions	592	607	1,351	1,239
Change in MSR fair value due to payments on loans and other	(401)	(460)	(757)	(869)
Change in MSR fair value due to valuation inputs or assumptions	530	435	434	849
Adjustment to MSR fair value for MSR sale(1)	–	(157)	–	(157)
Fair value basis adjustment(2)	–	–	–	57
Net change in commercial real estate MSR	3	1	10	2
Balance, end of period	$7,231	$9,162	$7,231	$9,162

(1)             Reflects the sale of $2.53 billion of MSR in July 2006.

(2)             Pursuant to the adoption of Statement No. 156 on January 1, 2006, the Company applied the fair value method of accounting to its mortgage servicing assets, and the $57 million difference between amortized cost and fair value was recorded as an increase to the basis of the Company’s MSR.

Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Balance, beginning of period	$467,782	$569,501	$444,696	$563,208
Home loans:
Additions	29,949	30,949	74,500	65,974
Loan payments and other	(24,213)	(30,377)	(46,682)	(59,440)
Net change in commercial real estate loans	1,349	279	2,353	610
Balance, end of period	$474,867	$570,352	$474,867	$570,352

Note 4:  Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 requires that a tax benefit be recognized only if it is “more likely than not” that it will be realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon settlement. As a result of the implementation of FIN 48, the Company recognized a $6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $1.41 billion, of which $814 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized. At June 30, 2007, the total amount of unrecognized tax benefits was $1.34 billion, of which $743 million would favorably affect the effective tax rate if recognized.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The Company records interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and June 30, 2007, the Company had accrued $105 million and $136 million for the potential payments of interest, and $47 million for the potential payments of penalties.

The Company has recorded income tax receivables representing tax refund claims for periods through December 31, 2005. Interest income is accrued on these receivables and is reported as a component of noninterest income. As of January 1, 2007 and June 30, 2007, accrued interest income totaled $295 million and $402 million.

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

In addition, it is reasonably possible that within the next twelve months the Company will settle an asserted deficiency by the UK Inland Revenue with respect to tax due on the sale of credit card operations by a subsidiary of the former Providian Financial Corporation. The range of the possible settlement is estimated to be $21 million to $32 million.

Note 5:  Guarantees

In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of first payment default, retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. When a loan sold to an investor fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach of a representation or warranty made to the investor in connection with the Company’s sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be required to either repurchase the loan or indemnify the investors for losses sustained. The Company has recorded loss contingency reserves of $179 million as of June 30, 2007 and $202 million as of December 31, 2006, to cover the estimated loss exposure related to potential loan repurchases.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

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

Note 6:  Common Stock

At June 30, 2007, the Company was authorized to issue 1.6 billion shares with no par value. Share activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Shares outstanding, beginning of period	888.1	958.8	944.5	993.9
Issued:
Stock-based compensation plans	1.0	4.0	5.8	11.2
Employee stock purchase plan	0.1	0.1	0.3	0.3
Subordinated note conversion	–	–	–	4.5
Total shares issued	1.1	4.1	6.1	16.0
Repurchased and retired(1)	(13.5)	–	(74.9)	(47.0)
Shares outstanding, end of period	875.7	962.9	875.7	962.9

(1)                 Includes shares repurchased through accelerated share repurchase programs of 13.5 million and zero during the three months ended June 30, 2007 and 2006 and 73.0 million and 34.0 million during the six months ended June 30, 2007 and 2006.

Share Repurchases

As part of its capital management activities, from time to time the Company will repurchase its shares to deploy excess capital.  Share repurchases can occur in the open market or through accelerated share repurchase (“ASR”) programs.

On January 3, 2007, the Company repurchased 59.5 million shares of its common stock from a broker-dealer counterparty under an ASR program at an initial cost of $2.72 billion (the “January ASR”). The repurchased shares were retired by the Company during the first quarter of 2007. In connection with the January ASR, the counterparty was expected to purchase an equivalent number of shares in the open market over time. At the end of the program, the Company or the counterparty was required to settle the price adjustment to the other party based on the volume weighted average price of the Company’s shares traded during the purchase period.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

On May 23, 2007, the Company and counterparty terminated the January ASR and simultaneously entered into two new ASR programs covering 34.75 million shares in the aggregate (the “May ASRs”). In connection with and pursuant to the termination of the January ASR and execution of the May ASRs, the Company and the counterparty did the following:

(i)             They settled the January ASR price adjustment with respect to the shares deemed purchased by the counterparty on the open market prior to termination. This settlement required that the counterparty transfer 2.55 million shares of Washington Mutual, Inc. common stock to the Company.

(ii)         They settled the January ASR with respect to the shares deemed not yet purchased by the counterparty on the open market prior to termination. This settlement required that the Company transfer 23.8 million shares of its common stock to the counterparty and that the counterparty pay $1.08 billion to the Company.

(iii)     They entered into the May ASRs.

The foregoing obligations in connection with the termination and settlement of the January ASR were setoff against the share delivery and payment obligations under the May ASRs. Accordingly, on a net settlement basis, the Company received 2.55 million shares of its common stock in settlement of the January ASR and repurchased and received an additional net 10.95 million shares of its common stock from the counterparty at a net cost of $500 million, which was recorded as a reduction of capital surplus.

The forward contracts associated with the May ASRs had no effect on average diluted common shares outstanding for the three and six months ended June 30, 2007, since a hypothetical settlement of the forward contract within each program on June 30 would have been accretive to diluted earnings per share.

The May ASRs were settled in July, and resulted in the Company’s receipt of an additional 1.91 million shares of its common stock from the counterparty.

In addition, during the six months ended June 30, 2007, the Company purchased 1.85 million of its shares in open market repurchases.

Note 7:  Earnings Per Common Share

Information used to calculate earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares:
Basic weighted average number of common shares outstanding	868,968	947,023	871,876	960,245
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	12,946	15,275	13,026	16,009
Common stock warrants	9,999	11,071	10,225	10,754
Convertible debt	1,177	1,179	1,177	1,922
Accelerated share repurchase program	–	956	–	478
Diluted weighted average number of common shares outstanding	893,090	975,504	896,304	989,408

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

For the three and six months ended June 30, 2007, options to purchase an additional 19.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and six months ended June 30, 2006, options to purchase an additional 15.4 million and 15.6 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow is currently scheduled to expire on December 20, 2008, subject to certain limited extensions. The conditions under which these shares can be released from escrow to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and not based on future earnings or market prices. At June 30, 2007, the conditions for releasing the shares from escrow were not satisfied and therefore none of the shares in the escrow were included in the above computations.

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

On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors for the three and six months ended June 30, 2006 are reported within the Retail Banking Group’s results as discontinued operations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

The Card Services Group manages the Company’s credit card operations. The segment’s principal activities include:  (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company’s loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit and returned check charges) and cash advance and balance transfer fees.

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

The principal activities of the Home Loans Group include:  (1) originating and servicing home loans; (2) managing the Company’s capital market operations – which includes the buying and selling of all types of real estate secured loans in the secondary market; (3) the fulfillment and servicing of the Company’s portfolio of home equity loans and lines of credit; (4) originating and purchasing mortgage loans to higher risk borrowers through the subprime mortgage channel; (5) providing financing and other banking services to mortgage bankers for the origination of mortgage loans; and (6) making available insurance-related products and participating in reinsurance activities with other insurance companies.

The segment offers a wide variety of real estate secured residential loan products and services primarily consisting of fixed-rate home loans, adjustable-rate home loans or “ARMs”, hybrid home loans, Option ARM loans and mortgage loans to higher risk borrowers through the subprime mortgage channel. Such loans are either held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

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
(UNAUDITED)

loans are held for sale. The Company also provides ongoing servicing and bond administration for all securities issued.

The principal activities of, and charges reported in, the Corporate Support/Treasury and Other category include:

•       management of the Company’s interest rate risk, liquidity position and capital. These responsibilities involve managing a majority of the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters that impact the profile of the Company’s balance sheet. Such matters include determining the optimal product composition of loans that the Company holds in portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time and the allocation of capital resources to the business segments;

•       enterprise-wide management of the identification, measurement, monitoring, control and reporting of credit, market and operational risk;

•       community lending and investment activities, which help fund the development of affordable housing units in traditionally underserved communities;

•       general corporate overhead costs associated with the Company’s facilities, legal, accounting and finance functions, human resources and technology services;

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

The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:

•       a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company’s assets and liabilities and concentrates their sensitivities within the Treasury Division, where the risk profile is centrally managed. Certain basis and other residual risk remains in the operating segments;

•       the allocation of charges for services rendered to certain segments by functions centralized within another segment, as well as the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment’s consumption patterns;

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

•       the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

•       the accounting for inter-segment transactions, which include the transfer of certain originated home and home equity loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. If a loan that was designated as held for investment is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans initiated through retail banking stores are transferred to held for sale. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company’s consolidated financial statements.

Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2007
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income	$1,283	$660	$195	$215	$2	$(459)	$138	(3)	$2,034
Provision for loan and lease losses	91	523	2	101	(51)	(294)	–		372
Noninterest income (expense)	819	393	62	391	42	165	(114	)(4)	1,758
Inter-segment revenue (expense)	21	(5)	–	(16)	–	–	–		–
Noninterest expense	1,139	300	74	548	77	–	–		2,138
Minority interest expense	–	–	–	–	42	–	–		42
Income (loss) before income taxes	893	225	181	(59)	(24)	–	24		1,240
Income taxes (benefit)	335	84	68	(22)	(38)	–	(17	)(5)	410
Net income (loss)	$558	$141	$113	$(37)	$14	$–	$41		$830
Performance and other data:
Average loans	$149,716	$24,234	$38,789	$43,312	$1,367	$(13,888)	$(1,301	)(6)	$242,229
Average assets	159,518	26,762	41,181	60,330	41,801	(12,287)	(1,301	)(6)	316,004
Average deposits	145,252	n/a	6,160	17,506	37,847	n/a	n/a		206,765

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Three Months Ended June 30, 2006
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,323	$615	$166	$290	$(60)	$(405)	$131	(3)	$2,060
Provision for loan and lease losses	13	417	(10)	38	(17)	(217)	—		224
Noninterest income (expense)	732	389	17	461	(88)	188	(121	)(4)	1,578
Inter-segment revenue (expense)	16	(1)	—	(15)	—	—	—		—
Noninterest expense	1,109	293	57	617	153	—	—		2,229
Minority interest expense	—	—	—	—	37	—	—		37
Income (loss) from continuing operations before income taxes	949	293	136	81	(321)	—	10		1,148
Income taxes (benefit)	363	112	52	31	(129)	—	(40	)(5)	389
Income (loss) from continuing operations	586	181	84	50	(192)	—	50		759
Income from discontinued operations, net of taxes	8	—	—	—	—	—	—		8
Net income (loss)	$594	$181	$84	$50	$(192)	$—	$50		$767
Performance and other data:
Average loans	$182,891	$20,474	$31,505	$43,988	$1,178	$(11,565)	$(1,601	)(6)	$266,870
Average assets	193,246	23,044	33,709	70,958	39,061	(9,753)	(1,601	)(6)	348,664
Average deposits	138,803	n/a	2,242	20,124	39,083	n/a	n/a		200,252

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2007
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,558	$1,314	$395	$460	$(13)	$(874)	$275	(3)	$4,115
Provision for loan and lease losses	153	912	(7)	150	(25)	(577)	—		606
Noninterest income (expense)	1,571	867	76	553	123	297	(188	)(4)	3,299
Inter-segment revenue (expense)	43	(9)	—	(34)	—	—	—		—
Noninterest expense	2,215	626	148	1,069	186	—	—		4,244
Minority interest expense	—	—	—	—	85	—	—		85
Income (loss) before income taxes	1,804	634	330	(240)	(136)	—	87		2,479
Income taxes (benefit)	677	238	124	(90)	(109)	—	25	(5)	865
Net income (loss)	$1,127	$396	$206	$(150)	$(27)	$—	$62		$1,614
Performance and other data:
Average loans	$152,445	$23,921	$38,715	$48,255	$1,356	$(13,201)	$(1,389	)(6)	$250,102
Average assets	162,267	26,403	41,092	65,824	41,341	(11,627)	(1,389	)(6)	323,911
Average deposits	144,644	n/a	4,968	17,139	42,002	n/a	n/a		208,753

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2006
	Retail Banking	Card Services	Commercial	Home Loans	Corporate Support/ Treasury and	Reconciling Adjustments
	Group	Group(1)	Group	Group	Other	Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2,670	$1,232	$329	$628	$(104)	$(837)	$258	(3)	$4,176
Provision for loan and lease losses	67	747	(10)	57	(113)	(442)	—		306
Noninterest income (expense)	1,401	734	29	862	63	395	(268	)(4)	3,216
Inter-segment revenue (expense)	30	(2)	—	(28)	—	—	—		—
Noninterest expense	2,197	590	125	1,239	216	—	—		4,367
Minority interest expense	—	—	—	—	37	—	—		37
Income (loss) from continuing operations before income taxes	1,837	627	243	166	(181)	—	(10)		2,682
Income taxes (benefit)	702	240	93	63	(96)	—	(55	)(5)	947
Income (loss) from continuing operations	1,135	387	150	103	(85)	—	45		1,735
Income from discontinued operations, net of taxes	17	—	—	—	—	—	—		17
Net income (loss)	$1,152	$387	$150	$103	$(85)	$—	$45		$1,752
Performance and other data:
Average loans	$178,396	$20,281	$31,260	$46,934	$1,160	$(11,835)	$(1,586	)(6)	$264,610
Average assets	188,721	22,905	33,522	74,541	38,057	(9,985)	(1,586	)(6)	346,175
Average deposits	138,930	n/a	2,250	18,339	36,149	n/a	n/a		195,668

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discontinued Operations

On December 31, 2006, Washington Mutual, Inc. (“Washington Mutual” or the “Company”) exited the retail mutual fund management business and completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company’s results of continuing operations for all periods presented on the Consolidated Statements of Income and in Note 8 to the Consolidated Financial Statements – “Operating Segments,” and are presented in the aggregate as discontinued operations.

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

Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events that occur after that date. There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management’s control or its ability to accurately forecast or predict. Significant among the factors are the following which are described in greater detail in “Business – Factors That May Affect Future Results” in the Company’s 2006 Annual Report on Form 10-K:

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

•       General business, economic and market conditions; and

•       Reputational risk.

Another significant factor is the following:

Liquidity risk.

Liquidity is essential to the Company’s business. The Company’s liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond the Company’s control, such as a general market disruption. During the first half of the year and continuing into the third quarter of 2007, there has been significant volatility in the subprime secondary mortgage market which has spread into markets for all other nonconforming residential mortgages. Since the latter part of July 2007, liquidity in the secondary market for nonconforming residential mortgage loans and securities backed by such loans has diminished significantly. While these market conditions persist, the Company’s ability to raise liquidity through the sale of mortgage loans in the secondary market will be adversely affected. The Company cannot predict with any degree of certainty how long these market conditions may continue or whether liquidity for nonconforming residential mortgages will improve, nor can it anticipate the impact such market conditions will have on loan origination volumes and gain on sale results during the remainder of the year. For further discussion of liquidity, see Management’s Discussion and Analysis – “Liquidity Risk and Capital Management.”

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

Changes in Internal Control Over Financial Reporting

Management reviews and evaluates the design and effectiveness of the Company’s internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company’s internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For management’s assessment of the Company’s internal control over financial reporting, refer to the Company’s 2006 Annual Report on Form 10-K, “Management’s Report on Internal Control Over Financial Reporting.”

Overview

Net income in the second quarter of 2007 was $830 million, an increase of 8% from $767 million in the second quarter of 2006. Diluted earnings per common share increased by 16% between those respective periods, rising to $0.92 in the second quarter of 2007, compared with $0.79 in the same period of the prior year. The increase in diluted earnings per share outpaced the growth in net income due to the effect of common share repurchase activity. Since the second quarter of 2006, the Company has repurchased over 95 million common shares, including approximately 75 million shares during the first six months of 2007.

Net interest income was $2.03 billion in the second quarter of 2007, compared with $2.06 billion in the same quarter of 2006. The decline was due to a 10.7% decrease in average interest-earning assets that included the $17.5 billion sale of lower-yielding, medium-term adjustable-rate home loans in the first quarter of 2007, and a decline in the balance of Option ARMs. The decline in interest-earning assets was partially offset by the expansion of the net interest margin. The net interest margin in the second quarter of 2007 was 2.90%, compared with 2.65% in the second quarter of 2006. The increase is largely due to the upward repricing of the Company’s adjustable-rate mortgage loan portfolio, the aforementioned sale of lower-yielding home loans and a favorable change in the composition of funding sources. With the decline in interest-earning assets between the second quarter of 2006 and the second quarter of 2007, the Company paid off a substantial amount of its higher-cost borrowings, while growing its lower-cost retail deposit base. Additionally, the impact of noninterest-bearing sources on the net interest margin increased from 47 basis points in the second quarter of 2006 to 53 basis points in the most recent quarter, as the percentage of noninterest-bearing sources that fund the interest-earning asset base increased from 11.24% to 12.02% between those periods.

Noninterest income totaled $1.76 billion in the second quarter of 2007, compared with $1.58 billion in the second quarter of 2006. The increase was primarily due to growth in depositor and other retail banking fees and higher revenue from sales and servicing of home mortgage loans. Depositor and other retail banking fees increased by $79 million, or 12%, from the second quarter of 2006, reflecting the continued strong customer response to the Company’s new free checking product and higher transaction fees. The number of noninterest-bearing checking accounts at June 30, 2007 totaled approximately 10.4 million, an increase of over 1.4 million accounts from a year ago.

Revenue from sales and servicing of home mortgage loans totaled $300 million in the most recent quarter, compared with $222 million in the second quarter of 2006, reflecting improved MSR results, partially offset by a decline in gain from home mortgage loans. Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments, totaled $108 million in the most recent quarter, compared with a loss of $29 million in the same quarter of the prior year. The second quarter 2006 MSR results included a $157 million downward adjustment in the MSR fair value associated with the sale of $2.53 billion of mortgage servicing rights in July 2006. Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, declined from $251 million for the quarter ending June 30, 2006 to $192 million in the second quarter of 2007, reflecting the slowdown in the national housing market. Continued weak conditions in the secondary market for subprime mortgage loans, although somewhat improved from the first quarter of 2007, resulted in losses, net of risk management instruments, of $38 million and $202 million for the three and six months ending June 30, 2007 from sales of subprime mortgage loans and adjustments to reflect changes in fair values of loans held for sale.

The weakness in the subprime mortgage market also reduced the valuation of the Company’s trading assets retained from subprime mortgage loan securitizations. Rapidly rising levels of delinquencies on the underlying subprime loans that the Company had previously securitized and unfavorable trends in housing price expectations resulted in higher expected credit losses. These factors contributed to downward adjustments in the fair value of subprime residuals of $93 million and $181 million for the three and six months ended June 30, 2007. At June 30, 2007, the fair value of subprime residuals was $79 million.

The Company recorded a provision for loan and lease losses of $372 million in the second quarter of 2007, a 66% increase from the $224 million provision that was recorded in the same quarter of last year. The increase in the provision from the second quarter of 2006 is primarily the result of significant deterioration in U.S. housing market conditions, tempered by a decline in the size of the loan portfolio. Lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates continued to exert downward pressure on home prices in many parts of the country during the most recent quarter. These conditions resulted in an increase in the ratio of nonperforming assets as a percentage of total assets from 0.62% at June 30, 2006 to 1.29% at  June 30, 2007. Additionally, loss severity rates, particularly for the subprime mortgage channel and home equity loans and lines of credit, have increased significantly since the second quarter of 2006. Reflecting the additional credit risk within the loan portfolio, the allowance for loan and lease losses as a percentage of loans held in portfolio increased from 0.68% at June 30, 2006 to 0.73% at June 30, 2007. With housing market conditions expected to deteriorate further in the second half of 2007, the Company anticipates that loss severity rates in the subprime mortgage channel and home equity loans and lines of credit portfolios will continue to increase.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of June 30, 2007. These judgments, estimates and assumptions are described in greater detail in the Company’s 2006 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

One important change to the Company’s critical accounting estimates since December 31, 2006, involves the valuation methodology used to estimate the fair value of its MSR asset, as discussed below:

Fair Value of Certain Financial Instruments and Other Assets

Mortgage Servicing Rights

In June 2007, the Company implemented a model that is based on an option-adjusted spread (“OAS”) valuation methodology to estimate the fair value of substantially all of its MSR asset. The model projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates to arrive at an estimate of the fair value of the MSR asset. Models used to value MSR assets, including those employing the OAS valuation methodology, are highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs materially from the expected prepayment speeds used in the Company’s model, this difference may result in a material change in MSR fair value. The reasonableness of management’s assumptions about these factors is evaluated through quarterly independent broker surveys. Independent appraisals of the fair value of the mortgage servicing rights are obtained at least quarterly, and are used by management to evaluate the reasonableness of the fair value estimate. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption “Revenue from sales and servicing of home mortgage loans.”

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,034	$2,060	$4,115	$4,176
Net interest margin	2.90%	2.65%	2.85%	2.70%
Noninterest income	$1,758	$1,578	$3,299	$3,216
Noninterest expense	2,138	2,229	4,244	4,367
Net income	830	767	1,614	1,752
Basic earnings per common share:
Income from continuing operations	$0.95	$0.80	$1.83	$1.81
Income from discontinued operations	–	0.01	–	0.02
Net income	0.95	0.81	1.83	1.83
Diluted earnings per common share:
Income from continuing operations	0.92	0.78	1.78	1.75
Income from discontinued operations	–	0.01	–	0.02
Net income	0.92	0.79	1.78	1.77
Basic weighted average number of common shares outstanding (in thousands)	868,968	947,023	871,876	960,245
Diluted weighted average number of common shares outstanding (in thousands)	893,090	975,504	896,304	989,408
Dividends declared per common share	$0.55	$0.51	$1.09	$1.01
Return on average assets	1.05%	0.88%	1.00%	1.01%
Return on average common equity	13.74	11.82	13.36	13.28
Efficiency ratio(1)(2)	56.38	61.27	57.24	59.08
Asset Quality (at period end)
Nonaccrual loans(3)	$3,275	$1,830	$3,275	$1,830
Foreclosed assets	750	330	750	330
Total nonperforming assets(3)	4,025	2,160	4,025	2,160
Nonperforming assets(3) to total assets	1.29%	0.62%	1.29%	0.62%
Allowance for loan and lease losses	$1,560	$1,663	$1,560	$1,663
Allowance as a percentage of loans held in portfolio	0.73%	0.68%	0.73%	0.68%
Credit Performance
Provision for loan and lease losses	$372	$224	$606	$306
Net charge-offs	271	116	454	221
Capital Adequacy (at period end)
Stockholders’ equity to total assets	7.75%	7.45%	7.75%	7.45%
Tangible equity to total tangible assets(4)	6.07	5.84	6.07	5.84
Total risk-based capital to total risk-weighted assets(5)	11.04	11.26	11.04	11.26
Tier 1 capital to average total assets(5)	6.09	6.24	6.09	6.24
Per Common Share Data
Book value per common share (at period end)(6)	$27.27	$27.31	$27.27	$27.31
Market prices:
High	44.41	46.48	45.56	46.48
Low	38.87	42.53	38.87	41.89
Period end	42.64	45.58	42.64	45.58
Supplemental Data
Total home loan volume	31,035	42,851	61,239	87,041
Total loan volume(7)	46,030	54,895	88,908	109,941

(1)                    Based on continuing operations.

(2)                    The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(3)                    Excludes nonaccrual loans held for sale.

(4)                    Excludes unrealized net gain/loss on available-for-sale securities and cash flow hedging instruments, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Minority interests of $2.94 billion for June 30, 2007 and $1.96 billion for June 30, 2006 are included in the numerator.

(5)                    The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.

(6)                    Excludes six million shares held in escrow.

(7)                    Includes mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name of $2.45 billion and $8.20 billion for the three months ended June 30, 2007 and 2006, and $5.93 billion and $15.29 billion for the six months ended June 30, 2007 and 2006.

Earnings Performance from Continuing Operations

Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2007			2006
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets(1):
Federal funds sold and securities purchased under agreements to resell	$3,964	5.39%	$53	$4,413	4.99%	$56
Trading assets	4,995	8.67	108	8,595	7.69	165
Available-for-sale securities(2):
Mortgage-backed securities	18,576	5.36	249	21,840	5.34	292
Investment securities	7,983	5.10	102	6,215	4.91	76
Loans held for sale	26,225	6.43	421	24,536	6.42	395
Loans held in portfolio(3):
Loans secured by real estate:
Home loans(4)(5)	90,818	6.44	1,462	125,559	5.77	1,809
Home equity loans and lines of credit(5)	54,431	7.59	1,031	52,225	7.28	949
Subprime mortgage channel(6)	20,152	6.80	343	19,640	6.21	305
Home construction(7)	2,043	6.72	34	2,068	6.47	33
Multi-family	29,419	6.63	488	26,291	6.23	410
Other real estate	6,843	7.03	120	5,585	6.97	98
Total loans secured by real estate	203,706	6.83	3,478	231,368	6.23	3,604
Consumer:
Credit card	10,101	10.44	263	8,448	11.28	238
Other	254	12.44	8	594	9.74	14
Commercial	1,943	7.73	37	1,924	6.61	31
Total loans held in portfolio	216,004	7.02	3,786	242,334	6.42	3,887
Other	2,089	5.47	29	5,306	4.80	64
Total interest-earning assets	279,836	6.79	4,748	313,239	6.30	4,935
Noninterest-earning assets:
Mortgage servicing rights	6,782			9,003
Goodwill	9,054			8,302
Other assets	20,332			18,120
Total assets	$316,004			$348,664

(This table is continued on the next page.)

(1)                 Nonaccrual assets and related income, if any, are included in their respective categories.

(2)                 The average balance and yield are based on average amortized cost balances.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $119 million and $116 million for the three months ended June 30, 2007 and 2006.

(4)                 Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $344 million and $245 million for the three months ended June 30, 2007 and 2006.

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$30,373	2.51%	$190	$37,603	2.61%	$245
Savings and money market deposits	58,969	3.33	490	48,095	2.82	339
Time deposits	84,330	4.96	1,043	79,541	4.39	877
Total interest-bearing deposits	173,672	3.98	1,723	165,239	3.53	1,461
Federal funds purchased and commercial paper	2,169	5.36	29	7,767	4.97	97
Securities sold under agreements to repurchase	8,416	5.35	112	17,923	4.97	225
Advances from Federal Home Loan Banks	22,063	5.36	295	60,862	4.85	745
Other	39,886	5.57	555	26,239	5.27	347
Total interest-bearing liabilities	246,206	4.42	2,714	278,030	4.12	2,875
Noninterest-bearing sources:
Noninterest-bearing deposits	33,093			35,013
Other liabilities	9,610			7,698
Minority interests	2,659			1,965
Stockholders’ equity	24,436			25,958
Total liabilities and stockholders’ equity	$316,004			$348,664
Net interest spread and net interest income		2.37	$2,034		2.18	$2,060
Impact of noninterest-bearing sources		0.53			0.47
Net interest margin		2.90			2.65

	Six Months Ended June 30,
	2007			2006
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets(1):
Federal funds sold and securities purchased under agreements to resell	$3,947	5.39%	$105	$4,086	4.82%	$99
Trading assets	5,293	8.37	221	10,135	7.18	363
Available-for-sale securities(2):
Mortgage-backed securities	18,234	5.42	494	20,997	5.31	558
Investment securities	7,372	5.13	188	5,534	4.78	132
Loans held for sale	30,810	6.40	984	27,164	6.30	856
Loans held in portfolio(3):
Loans secured by real estate:
Home loans(4)(5)	94,074	6.45	3,033	121,661	5.68	3,452
Home equity loans and lines of credit(5)	53,726	7.57	2,020	51,776	7.12	1,831
Subprime mortgage channel(6)	20,381	6.74	686	19,803	6.08	602
Home construction(7)	2,052	6.63	68	2,063	6.41	66
Multi-family	29,621	6.60	977	26,026	6.08	791
Other real estate	6,803	7.03	238	5,372	6.90	186
Total loans secured by real estate	206,657	6.81	7,022	226,701	6.12	6,928
Consumer:
Credit card	10,500	11.03	574	8,130	11.02	444
Other	261	12.70	17	607	10.40	32
Commercial	1,874	7.83	73	2,008	6.39	64
Total loans held in portfolio	219,292	7.03	7,686	237,446	6.30	7,468
Other	2,776	5.65	78	5,161	4.50	116
Total interest-earning assets	287,724	6.80	9,756	310,523	6.19	9,592
Noninterest-earning assets:
Mortgage servicing rights	6,545			8,634
Goodwill	9,054			8,300
Other assets	20,588			18,718
Total assets	$323,911			$346,175

(This table is continued on the next page.)

(1)                 Nonaccrual assets and related income, if any, are included in their respective categories.

(2)                 The average balance and yield are based on average amortized cost balances.

(3)                 Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $234 million and $214 million for the six months ended June 30, 2007 and 2006.

(4)                 Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $706 million and $439 million for the six months ended June 30, 2007 and 2006.

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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$31,093	2.57%	$397	$39,012	2.45%	$473
Savings and money market deposits	56,927	3.31	933	46,464	2.61	602
Time deposits	87,960	4.96	2,165	76,379	4.22	1,607
Total interest-bearing deposits	175,980	4.00	3,495	161,855	3.33	2,682
Federal funds purchased and commercial paper	3,003	5.44	81	7,616	4.72	179
Securities sold under agreements to repurchase	10,247	5.43	276	16,608	4.74	396
Advances from Federal Home Loan Banks	29,019	5.37	773	63,912	4.65	1,491
Other	36,366	5.62	1,016	26,437	5.04	668
Total interest-bearing liabilities	254,615	4.47	5,641	276,428	3.92	5,416
Noninterest-bearing sources:
Noninterest-bearing deposits	32,773			33,813
Other liabilities	9,547			8,284
Minority interests	2,554			1,262
Stockholders’ equity	24,422			26,388
Total liabilities and stockholders’ equity	$323,911			$346,175
Net interest spread and net interest income		2.33	$4,115		2.27	$4,176
Impact of noninterest-bearing sources		0.52			0.43
Net interest margin		2.85			2.70

Net Interest Income

Net interest income decreased 1% for the three and six months ended June 30, 2007 compared with the same periods in 2006 due to a decline in average interest-earnings assets, partially offset by an increase in the net interest margin. The decrease in interest-earning assets was largely due to the $17.5 billion sale of lower-yielding, medium-term adjustable-rate home loans in the first quarter of 2007 and a decrease in the size of the Company’s Option ARM portfolio. Contributing to the increase in the net interest margin was a reduction in higher-cost borrowings such as FHLB advances and repurchase agreements, and an increase in the relative significance of lower-cost retail deposits that are funding the interest-earning asset base. The average balance of FHLB advances declined 64% from $60.86 billion in the second quarter of 2006 to $22.06 billion in the second quarter of 2007. Over the same period, average retail deposits increased 5% to $145.25 billion from $138.80 billion. In the second quarter of 2007, average retail deposits funded 52% of average interest-earning assets, up from 44% of average interest-earning assets in the second quarter of 2006.

Noninterest Income

Noninterest income from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$300	$222	35%	$425	$486	(13)%
Revenue from sales and servicing of consumer loans	403	424	(5)	846	801	6
Depositor and other retail banking fees	720	641	12	1,385	1,219	14
Credit card fees	183	152	20	355	291	22
Securities fees and commissions	70	56	25	131	108	21
Insurance income	29	33	(14)	58	66	(12)
Loss on trading assets	(145)	(129)	12	(253)	(142)	79
Gain (loss) from sales of other available-for-sale securities	7	–	–	41	(8)	–
Other income	191	179	7	311	395	(22)
Total noninterest income	$1,758	$1,578	11	$3,299	$3,216	3

Revenue from sales and servicing of home mortgage loans

Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$66	$190	(66)%	$214	$356	(40)%
Revaluation gain from derivatives economically hedging loans held for sale	126	61	107	72	104	(31)
Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	192	251	(24)	286	460	(38)
Servicing activity:
Home mortgage loan servicing revenue(2)	526	586	(10)	1,041	1,159	(10)
Change in MSR fair value due to payments on loans and other	(401)	(460)	(13)	(757)	(869)	(13)
Change in MSR fair value due to valuation inputs or assumptions	530	435	22	434	849	(49)
Revaluation loss from derivatives economically hedging MSR	(547)	(433)	26	(579)	(956)	(39)
Adjustment to MSR fair value for MSR sale	–	(157)	–	–	(157)	–
Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	108	(29)	–	139	26	456
Total revenue from sales and servicing of home mortgage loans	$300	$222	35	$425	$486	(13)

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

The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$530	$435	$434	$849
Loss on MSR risk management instruments:
Revaluation loss from derivatives	(547)	(433)	(579)	(956)
Revaluation loss from certain trading securities	(4)	(47)	–	(89)
Total loss on MSR risk management instruments	(551)	(480)	(579)	(1,045)
Total changes in MSR valuation and risk management	$(21)	$(45)	$(145)	$(196)

The following table reconciles losses on trading assets that are designated as MSR risk management instruments to losses on trading assets that are reported within noninterest income during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Losses on trading assets resulting from:
MSR risk management instruments	$(4)	$(47)	$–	$(89)
Other	(141)	(82)	(253)	(53)
Total losses on trading assets	$(145)	$(129)	$(253)	$(142)

MSR valuation and risk management results were losses of $21 million and $145 million for the three and six months ended June 30, 2007, compared with losses of $45 million and $196 million for the same periods in 2006. The rise in long-term interest rates and a positively-sloped yield curve during the second quarter of 2007 had the effect of improving MSR valuation and risk management performance. Some of the Company’s MSR risk management instruments, such as forward commitments to purchase mortgage-backed securities and interest rate swaps, produce more favorable results when the yield curve has a positive slope. Revaluation loss from certain trading securities used for MSR risk management purposes decreased $43 million and $89 million for the three and six months ended June 30, 2007 compared with the same periods in 2006 due to the decline in the average balances of trading securities used to economically hedge the MSR.

In July 2006, the Company sold $2.53 billion of mortgage servicing rights. In conjunction with this sale, a downward adjustment of $157 million was recorded in the MSR fair value in the second quarter of 2006 to reflect the negotiated price of this transaction. Home mortgage loan servicing revenue decreased $60 million and $118 million for the three and six months ended June 30, 2007 compared with the relevant periods in the prior year due to the decline in the portfolio of mortgage loans serviced for others, which was largely a result of this sale.

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than expected. Moreover, since most loans within the servicing portfolio do not impose prepayment fees for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. The fair value of the MSR is estimated from the present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential declines in fair value. During the second quarter of 2007, the Company adopted an option-adjusted spread (“OAS”) valuation methodology for estimating the fair value of substantially all of its MSR asset. This methodology projects MSR cash flows over multiple interest rate scenarios, and discounts those cash flows using risk-adjusted discount rates to arrive at an estimate of the fair value of the MSR asset. The Company believes that the adoption of this methodology will improve the efficiency of its hedging strategy and lower the cost of MSR hedging. As the Company’s OAS model was calibrated to the prior model’s valuation results, the conversion to the new methodology did not result in a fair value adjustment to the Company’s MSR asset upon its implementation.

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments (net gain on sale), was $192 million and $286 million for the three and six months ended June 30, 2007, compared with $251 million and $460 million for the same periods in 2006. The declines were attributable to losses, net of risk management instruments, of $38 million and $202 million for the three and six months ended June 30, 2007 from sales of subprime mortgage loans and declines in the fair values of subprime mortgage loans held for sale. Secondary market conditions for subprime mortgage loans rapidly deteriorated during the first half of 2007 in response to the weakening housing market. As investor concerns related to rising subprime borrower defaults increased, higher credit risk premiums were priced into subprime mortgage bonds delivered into the secondary market channels, which adversely affected the valuations of the Company’s subprime mortgage loans. The performance of the Company’s prime mortgage products during the first half of 2007 partially offset the decline in net gain on sale results. Secondary market demand was more favorable for prime mortgages during the first half of 2007, as the disruption in the subprime mortgage market prompted market participants to seek mortgage investment products of higher credit quality.

The fair value changes in home mortgage loans held for sale and the offsetting changes in the derivative instruments used as fair value hedges are recorded within gain from home mortgage loans when hedge accounting treatment is achieved. Home mortgage loans held for sale where hedge accounting treatment is not achieved are recorded at the lower of cost or fair value. This accounting method requires declines in the fair value of these loans, to the extent such value is below their cost basis, to be immediately recognized within gain from home mortgage loans, but any increases in the value of these loans that exceed their original cost basis may not be recorded until the loans are sold. However, all changes in the value of derivative instruments that are used to manage the interest rate risk of these loans must be recognized in earnings as those changes occur.

All Other Noninterest Income Analysis

Revenue from sales and servicing of consumer loans decreased $21 million for the three months ended June 30, 2007 compared with the same period in 2006. The realization of higher than originally estimated interest and fees charged on securitized loans and lower than originally estimated credit losses resulted in increased servicing revenues during the second quarter of 2006 as compared with the same period in 2007. Revenue from sales and servicing of consumer loans increased $45 million for the six months ended June 30, 2007 as compared with the same period in 2006. The increase was due to growth in servicing fee revenues due to higher levels of securitized balances and growth in sales revenue as a result of higher securitization volume.

Depositor and other retail banking fees increased $79 million and $166 million for the three and six months ended June 30, 2007, compared with the same periods in 2006, due to growth in transaction fee volume and higher transaction fees. The number of noninterest-bearing checking accounts at June 30, 2007 totaled approximately 10.4 million, compared with approximately 9.1 million at June 30, 2006.

Credit card fees increased $31 million and $64 million for the three and six months ended June 30, 2007 as compared with the same periods in 2006, primarily reflecting growth in the credit card portfolio.

Securities fees and commissions increased by more than 20%, primarily due to increases in fees and commissions related to a higher volume of mutual fund and annuity sales.

The decline in the performance of trading assets, excluding revaluation gains and losses from trading securities used to economically hedge the MSR, for the three and six months ended June 30, 2007, compared with the same periods in 2006, was largely due to downward adjustments to the fair value of trading assets retained from subprime mortgage loan securitizations. Similar to the way in which market conditions adversely affected the Company’s net gain on sale results, the weakening housing market and rising levels of subprime borrower delinquencies diminished the fair value of subprime residual assets. Declines in the fair value of such assets totaled $93 million and $181 million for the three and six months ended June 30, 2007.

Substantially all of the gain from sales of other available-for-sale securities during the six months ended June 30, 2007 was due to the sale of privately-issued mortgage-backed securities. Approximately $4.3 billion of available-for-sale securities were sold during the first half of 2007.

The decrease in other income for the six months ended June 30, 2007 compared with the same period in 2006 was due to a $134 million goodwill litigation award recorded in the first quarter of 2006 from the partial settlement of the Company’s claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Compensation and benefits	$977	$1,021	(4)%	$1,979	$2,054	(4)%
Occupancy and equipment	354	435	(18)	731	826	(12)
Telecommunications and outsourced information services	132	145	(9)	261	279	(7)
Depositor and other retail banking losses	58	51	13	119	108	11
Advertising and promotion	113	117	(3)	211	211	–
Professional fees	55	45	22	93	81	15
Postage	106	122	(13)	214	245	(13)
Other expense	343	293	17	636	563	13
Total noninterest expense	$2,138	$2,229	(4)	$4,244	$4,367	(3)

Employee compensation and benefits expense decreased during the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to the reduction in the total number of employees. The number of employees decreased from 56,247 at June 30, 2006 to 49,989 at June 30, 2007. The decrease was partially offset by lower levels of deferred compensation costs resulting from a decline in loan originations in the first half of 2007.

Occupancy and equipment expense for the three and six months ended June 30, 2006 included $49 million and $57 million related to the Company’s productivity and efficiency initiatives.

Other expense increased during the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to higher levels of foreclosed assets expense, reflecting the slowdown in the housing market, and an increase in training expense.

Review of Financial Condition

Available-for-sale securities consisted of the following:

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(2)	$26
Agency	8,038	41	(161)	7,918
Private label	12,182	17	(333)	11,866
Total mortgage-backed securities	20,248	58	(496)	19,810
Investment securities:
U.S. Government	429	–	(9)	420
Agency	4,014	–	(81)	3,933
U.S. states and political subdivisions	1,957	6	(47)	1,916
Other debt securities	2,233	5	(29)	2,209
Equity securities	53	–	(1)	52
Total investment securities	8,686	11	(167)	8,530
Total available-for-sale securities	$28,934	$69	$(663)	$28,340

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,657	55	(85)	8,627
Private label	9,472	41	(104)	9,409
Total mortgage-backed securities	18,157	96	(190)	18,063
Investment securities:
U.S. Government	403	–	(6)	397
Agency	3,350	9	(33)	3,326
U.S. states and political subdivisions	1,330	18	(3)	1,345
Other debt securities	1,745	18	(4)	1,759
Equity securities	88	1	(1)	88
Total investment securities	6,916	46	(47)	6,915
Total available-for-sale securities	$25,073	$142	$(237)	$24,978

Unrealized losses on available-for-sale securities were $663 million at June 30, 2007. Declines in fair value resulted from rising market interest rates.

The realized gross gains and losses of available-for-sale securities for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Realized gross gains	$20	$48	$59	$101
Realized gross losses	(13)	(48)	(18)	(102)
Realized net gain (loss)	$7	$–	$41	$(1)

Loans

Total loans consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Loans held for sale	$19,327	$44,970
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$88,543	$99,479
Home equity loans and lines of credit(1)	55,776	52,882
Subprime mortgage channel(2):
Home loans	17,602	18,725
Home equity loans and lines of credit	2,855	2,042
Home construction(3)	2,058	2,082
Multi-family	29,290	30,161
Other real estate	6,879	6,745
Total loans secured by real estate	203,003	212,116
Consumer:
Credit card	9,913	10,861
Other	243	276
Commercial	1,835	1,707
Total loans held in portfolio(4)	$214,994	$224,960

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

(4)                 Includes net unamortized deferred loan origination costs of $1.33 billion and $1.48 billion at June 30, 2007 and December 31, 2006.

Loans held for sale totaled $19.33 billion at June 30, 2007, a decrease of $25.64 billion from $44.97 billion at December 31, 2006, primarily due to the sale of approximately $17.5 billion of lower-yielding, medium-term adjustable-rate home loans during the first quarter of 2007.

Total home loans held in portfolio, including those within the subprime mortgage channel, consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$53,455	$63,557
Other ARMs	6,787	6,791
Total short-term adjustable-rate loans	60,242	70,348
Medium-term adjustable-rate loans(3)	25,426	26,232
Fixed-rate loans	2,875	2,899
Home loans held in portfolio(4)	88,543	99,479
Subprime mortgage channel	17,602	18,725
Total home loans held in portfolio	$106,145	$118,204

(1)                 Short-term adjustable-rate loans reprice within one year.

(2)                 The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.30 billion and $888 million at June 30, 2007 and December 31, 2006.

(3)                 Medium-term adjustable-rate loans reprice after one year.

(4)                 Excludes home loans in the subprime mortgage channel.

The Option ARM home loan portfolio continued to decline during the first half of the year, reflecting an interest rate environment in which loan products that are priced according to shorter-term interest rate indices are less desirable.

Other Assets

Other assets consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Accounts receivable	$5,219	$5,566
Investment in bank-owned life insurance	4,971	4,373
Premises and equipment	2,905	3,042
Accrued interest receivable	1,778	1,941
Derivatives	1,105	748
Identifiable intangible assets	468	556
Foreclosed assets	750	480
Other	3,071	3,231
Total other assets	$20,267	$19,937

Deposits

Deposits consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$24,142	$22,838
Interest bearing	29,592	32,723
Total checking deposits	53,734	55,561
Savings and money market deposits	43,617	41,943
Time deposits	48,140	46,821
Total retail deposits	145,491	144,325
Commercial business and other deposits	19,186	15,175
Brokered deposits:
Consumer	17,153	22,299
Institutional	11,025	22,339
Custodial and escrow deposits	8,525	9,818
Total deposits	$201,380	$213,956

Brokered deposits decreased $16.46 billion or 37% from year-end 2006 as the Company’s funding requirements from non-retail deposit sources diminished with the reduction in the size of the balance sheet. As a result, overall deposits decreased by $12.58 billion or 6%.

Transaction accounts (checking, savings and money market deposits) comprised 67% of retail deposits at June 30, 2007 and 68% at year-end 2006. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 74% of average total interest-earning assets in the second quarter of 2007, compared with 68% in the fourth quarter of 2006.

Borrowings

FHLB advances of $21.41 billion at June 30, 2007 decreased $22.89 billion, or 52%, from December 31, 2006 primarily reflecting the reduction in the Company’s funding requirements resulting from the contraction in the balance sheet during the six months ended June 30, 2007. In addition, growth in lower-cost retail deposits also reduced the need for FHLB advances. The $7.46 billion increase in other borrowings was due to the ongoing diversification of the Company’s funding sources.

Capital Surplus-Common Stock

The Company’s capital surplus totaled $2.72 billion at June 30, 2007, compared with $5.83 billion at December 31, 2006. The decrease was due to the Company’s common stock repurchase transactions. During the six months ended June 30, 2007, the Company repurchased approximately 75 million of its common shares.

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

The Company serves the needs of 19.6 million consumer households through its 2,235 retail banking stores, 461 lending stores and centers, 3,953 ATMs, telephone call centers and online banking.

Financial highlights by operating segment were as follows:

Retail Banking Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$1,283	$1,323	(3)%	$2,558	$2,670	(4)%
Provision for loan and lease losses	91	13	606	153	67	128
Noninterest income	819	732	12	1,571	1,401	12
Inter-segment revenue	21	16	23	43	30	43
Noninterest expense	1,139	1,109	3	2,215	2,197	1
Income from continuing operations before income taxes	893	949	(6)	1,804	1,837	(2)
Income taxes	335	363	(8)	677	702	(4)
Income from continuing operations	558	586	(5)	1,127	1,135	(1)
Income from discontinued operations	–	8	–	–	17	–
Net income	$558	$594	(6)	$1,127	$1,152	(2)
Performance and other data:
Efficiency ratio	53.65%	53.53%	–	53.09%	53.57%	(1)
Average loans	$149,716	$182,891	(18)	$152,445	$178,396	(15)
Average assets	159,518	193,246	(17)	162,267	188,721	(14)
Average deposits	145,252	138,803	5	144,644	138,930	4
Loan volume	10,069	10,105	–	18,561	17,360	7
Employees at end of period	28,178	31,432	(10)	28,178	31,432	(10)

The decrease in net interest income was primarily due to a decline in the average balance of home loans, reflecting the transfer to the Home Loans Group of approximately $17.5 billion of lower-yielding, medium-term adjustable-rate home loans in the fourth quarter of 2006 and a decline in Option ARM average balances. Partially offsetting this decrease were higher levels of transfer pricing credits due to higher average balances of savings and time deposits.

The provision for loan and lease losses increased in response to increased delinquencies resulting from the downturn in the housing market. This increase was partially offset by refinements to the Company’s provisioning methodology for home equity lending in the first quarter of 2007 and prime single-family residential lending in the second quarter of 2007.

The increase in noninterest income was substantially due to growth in depositor and other retail banking fees of 12% in the second quarter of 2007 and 14% in the first six months of 2007 over the prior periods, reflecting higher transaction fee volume that was largely attributable to the strong increase in the number of noninterest-bearing checking accounts and higher transaction fees. The number of noninterest-bearing retail checking accounts at June 30, 2007 totaled approximately 10.4 million, compared with approximately 9.1 million at June 30, 2006. Noninterest income for the six months ended June 30, 2006 included a $21 million incentive payment received as part of the Company’s migration of its debit card business to MasterCard.

Despite a 10% decrease in employee headcount, noninterest expense increased due to higher performance-based incentive compensation and benefits.

Card Services Group (Managed basis)

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$660	$615	8%	$1,314	$1,232	7%
Provision for loan and lease losses	523	417	26	912	747	22
Noninterest income	393	389	1	867	734	18
Inter-segment expense	5	1	207	9	2	379
Noninterest expense	300	293	3	626	590	6
Income before income taxes	225	293	(23)	634	627	1
Income taxes	84	112	(25)	238	240	(1)
Net income	$141	$181	(22)	$396	$387	2
Performance and other data:
Efficiency ratio	28.68%	29.19%	(2)	28.82%	30.05%	(4)
Average loans	$24,234	$20,474	18	$23,921	$20,281	18
Average assets	26,762	23,044	16	26,403	22,905	15
Employees at end of period	2,889	2,597	11	2,889	2,597	11

The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses.

The increase in net interest income was substantially due to increased average loan balances. Partially offsetting this increase was a decline in yields due to the higher credit quality of managed receivables following the sale of higher risk credit card accounts in the fourth quarter of 2006, and higher transfer pricing charges applied to managed receivables due to higher short-term interest rates.

The increase in the provision for loan and lease losses reflects increases in managed receivables.

Noninterest income increased $133 million, or 18%, for the six months ended June 30, 2007 compared with the same period in 2006 due to higher securitization volume in 2007 and higher fee income from growth in managed credit card receivables.

Higher noninterest expense for the six months ended June 30, 2007, compared with the same period in 2006, resulted primarily from increased marketing activities and the transfer of certain back office functions from the Retail Banking Group to the Card Services Group.

Commercial Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income	$195	$166	17%	$395	$329	20%
Provision for loan and lease losses	2	(10)	–	(7)	(10)	(27)
Noninterest income	62	17	277	76	29	166
Noninterest expense	74	57	29	148	125	19
Income before income taxes	181	136	33	330	243	36
Income taxes	68	52	31	124	93	33
Net income	$113	$84	35	$206	$150	37
Performance and other data:
Efficiency ratio	28.77%	31.28%	(8)	31.38%	34.80%	(10)
Average loans	$38,789	$31,505	23	$38,715	$31,260	24
Average assets	41,181	33,709	22	41,092	33,522	23
Average deposits	6,160	2,242	175	4,968	2,250	121
Loan volume	4,348	2,961	47	8,018	5,731	40
Employees at end of period	1,404	1,252	12	1,404	1,252	12

The increase in net interest income was primarily due to increased interest income on a larger balance of multi-family and other commercial real estate loans. Average loan balances at June 30, 2007 reflect the acquisition of Commercial Capital Bancorp, Inc. on October 1, 2006. Partially offsetting this increase were higher transfer pricing charges applied to multi-family and other commercial real estate loans. These higher transfer pricing charges resulted from higher short-term interest rates.

The increase in noninterest income was predominantly due to gains, net of hedging and risk management instruments, of $65 million in the second quarter of 2007 associated with the Group’s commercial mortgage banking operations.

The increase in noninterest expense largely reflects the addition of Commercial Capital Bancorp, Inc. and higher commission expense due to higher loan volume.

Home Loans Group

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Condensed income statement:
Net interest income	$215	$290	(26)%	$460	$628	(27)%
Provision for loan and lease losses	101	38	169	150	57	161
Noninterest income	391	461	(15)	553	862	(36)
Inter-segment expense	16	15	3	34	28	21
Noninterest expense	548	617	(11)	1,069	1,239	(14)
Income (loss) before income taxes	(59)	81	–	(240)	166	–
Income taxes (benefit)	(22)	31	–	(90)	63	–
Net income (loss)	$(37)	$50	–	$(150)	$103	–
Performance and other data:
Efficiency ratio	92.82%	83.80%	11	109.14%	84.70%	29
Average loans	$43,312	$43,988	(2)	$48,255	$46,934	3
Average assets	60,330	70,958	(15)	65,824	74,541	(12)
Average deposits	17,506	20,124	(13)	17,139	18,339	(7)
Loan volume	31,541	41,747	(24)	62,150	86,745	(28)
Employees at end of period	12,735	15,560	(18)	12,735	15,560	(18)

The decrease in net interest income was primarily due to an increase in the funds transfer pricing charge due to rising short-term interest rates that outpaced the upward repricing of loans held for sale and from a decline in the average balances of custodial deposits. Partially offsetting this decrease was a reduction in the funds transfer pricing charge resulting from the sale of approximately $2.53 billion of mortgage servicing rights in the third quarter of 2006.

The provision for loan and lease losses increased in response to the downturn in the housing market. This downturn resulted in increased delinquencies as certain customers were unable to meet their mortgage payments due to interest rates on their adjustable-rate loans resetting upwards.

The decreases in noninterest income were primarily the result of a decline in subprime mortgage secondary market performance, which resulted in net losses of approximately $38 million and $202 million for the three and six month periods ended June 30, 2007 from both the sale of subprime mortgage loans and adjustments to reflect changes in fair values of loans held for sale, net of risk management instruments. Unfavorable subprime secondary market conditions during the first half of 2007 also resulted in $93 million and $181 million of downward adjustments to the fair value of trading assets retained from subprime mortgage securitizations for the three and six month periods ended June 30, 2007. Partially offsetting these decreases were gains on the sale of prime home loans.

The decreases in noninterest expense were primarily due to lower incentive compensation expense resulting from a decline in the number of loan originations and also reflects a reduction in employee headcount as a result of the Company’s 2006 productivity and efficiency initiatives.

Corporate Support/Treasury and Other

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$2	$(60)	–%	$(13)	$(104)	(87)%
Provision for loan and lease losses	(51)	(17)	232	(25)	(113)	(78)
Noninterest income (expense)	42	(88)	–	123	63	97
Noninterest expense	77	153	(50)	186	216	(14)
Minority interest expense	42	37	15	85	37	129
Loss before income taxes	(24)	(321)	(93)	(136)	(181)	(25)
Income taxes (benefit)	(38)	(129)	(70)	(109)	(96)	13
Net income (loss)	$14	$(192)	–	$(27)	$(85)	(67)
Performance and other data:
Average loans	$1,367	$1,178	16	$1,356	$1,160	17
Average assets	41,801	39,061	7	41,341	38,057	9
Average deposits	37,847	39,083	(3)	42,002	36,149	16
Loan volume	72	82	(12)	179	105	70
Employees at end of period	4,783	5,406	(12)	4,783	5,406	(12)

The improvement in net interest income for the three and six month periods ended June 30, 2007 was primarily due to lower interest expense on lower average balances of higher cost borrowings.

The improvement in noninterest income was predominantly due to the sale of mortgage servicing rights in the third quarter of 2006, which resulted in a $157 million downward adjustment to MSR fair value in the second quarter of 2006.

Noninterest expense for the three and six months ended June 30, 2006 included $81 million and $108 million in charges related to the Company’s productivity and efficiency initiatives. Offsetting the charges in the six months ended June 30, 2006 was a $25 million decrease to compensation and benefits expense due to the one-time cumulative effect of the Company’s adoption of Statement No. 123R, Share-Based Payment, on January 1, 2006.

Minority interest expense represents dividends on preferred securities that were issued by a subsidiary during 2006.

Off-Balance Sheet Activities

The Company transforms loans into securities through a process known as securitization. When the Company securitizes loans, the loans are usually sold to a qualifying special-purpose entity (“QSPE”), typically a trust. The QSPE, in turn, issues securities, commonly referred to as asset-backed securities, which are secured by future cash flows on the sold loans. The QSPE sells the securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses the proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within the financial statements since they satisfy the criteria established by Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the types of assets it can hold and the permitted sales, exchanges or distributions of its assets.

When the Company sells or securitizes loans that it originated, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.92 billion at June 30, 2007, of which $2.66 billion are of investment grade quality. Retained interests in credit card securitizations were $1.59 billion at June 30, 2007, of which $1.51 billion are reported as trading assets on the Company’s balance sheet. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – “Securitizations” and “Mortgage Banking Activities” in the Company’s 2006 Annual Report on Form 10-K.

In the ordinary course of business, the Company’s wholly-owned broker-dealer subsidiary, WaMu Capital Corp. (“WCC”) engages in open market purchases of investment grade mortgage-backed securities and holds a significant portion of the aforementioned investment grade retained interests from the Company’s mortgage loan securitizations. At June 30, 2007, the approximate amount of investment grade securities held by WCC totaled $3.46 billion. Such securities are classified as trading assets on the Company’s balance sheet.

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

Capital Adequacy

The regulatory capital ratios of Washington Mutual Bank (“WMB”) and Washington Mutual Bank fsb (“WMBfsb”) and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	June 30, 2007		Well-Capitalized
	WMB	WMBfsb	Minimum
Tier 1 capital to adjusted total assets (leverage)	7.02%	82.50%	5.00%
Adjusted Tier 1 capital to total risk-weighted assets	8.14	259.74	6.00
Total risk-based capital to total risk-weighted assets	12.17	260.63	10.00

The Company’s federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at June 30, 2007.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2007, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

During the first half of 2007, deteriorating conditions in the U.S. housing market and increased payments on certain adjustable-rate mortgages that repriced upward at the expiration of their fixed rate periods have resulted in increased balances of nonaccrual loans and higher charge-offs. The combination of lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates has exerted downward pressure on housing prices in many parts of the country, resulting in declining home price appreciation rates in many markets and absolute declines in property values in certain markets. Faced with these conditions, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. In certain circumstances, especially with loans that were funded more recently, these factors have resulted in increased severity of loss on residential loan charge-offs as lower collateral values on foreclosed properties have been insufficient to cover the recorded investment in the loan.

As explained in the introductory paragraphs of the “Credit Risk Management” section of the Company’s 2006 Annual Report on Form 10-K, the Company believes that loan-to-value ratios are one of the two key determinants in determining future loan performance. The tables below analyze the composition of the unpaid principal loan balances (“UPB”) in the Company’s home loan portfolio at June 30, 2007 by reference to loan-to-value ratios:

	Loan-to-Value Ratio at Origination
	≤80%(1)	>80-90%	>90%	Total UPB
	(in millions)
Option ARMs	$50,619	$1,648	$191	$52,458
Other short-term ARMs	10,557	2,396	280	13,233
Medium-term adjustable-rate loans	26,883	1,668	472	29,023
Fixed-rate loans	6,958	2,264	333	9,555
Total home loans held in portfolio	$95,017	$7,976	$1,276	$104,269

(1)                 This category includes home loans that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), as well as home loans with private mortgage insurance.

Included in the home loan balances disclosed above are the following types of home loans:

	Loan-to-Value Ratio at Origination
	≤80%(1)	>80-90%	>90%	Total UPB
	(in millions)
Interest-only	$14,929	$531	$126	$15,586
Subprime mortgage channel	10,981	5,567	707	17,255

(1)                 This category includes home loans that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), as well as home loans with private mortgage insurance.

Nonaccrual Loans, Foreclosed Assets and Restructured Loans

Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Management’s classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part. Nonaccrual loans and foreclosed assets (“nonperforming assets”) consisted of the following:

	June 30, 2007	March 31, 2007	December 31, 2006
	(dollars in millions)
Nonperforming assets:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home loans(3)	$991	$690	$640
Home equity loans and lines of credit(3)	378	297	231
Subprime mortgage channel(4)	1,707	1,503	1,283
Home construction(5)	47	41	27
Multi-family	69	60	46
Other real estate	52	52	51
Total nonaccrual loans secured by real estate	3,244	2,643	2,278
Consumer	1	1	1
Commercial	30	28	16
Total nonaccrual loans held in portfolio	3,275	2,672	2,295
Foreclosed assets(6)	750	587	480
Total nonperforming assets(7)	$4,025	$3,259	$2,775
Total nonperforming assets as a percentage of total assets	1.29%	1.02%	0.80%

(1)                 Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $171 million, $195 million and $185 million at June 30, 2007, March 31, 2007 and December 31, 2006. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

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

(6)                 Foreclosed real estate securing Government National Mortgage Association (“GNMA”) loans of $49 million, $72 million and $99 million at June 30, 2007, March 31, 2007 and December 31, 2006 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the FHA or guaranteed by the VA.

(7)                 Excludes accruing restructured loans of $285 million, $355 million and $330 million at June 30, 2007, March 31, 2007 and December 31, 2006.

The increase in the ratio of nonperforming assets to total assets to 1.29% at June 30, 2007, from 0.80% at December 31, 2006, primarily reflects deteriorating conditions in the U.S. housing market and difficulty experienced by certain borrowers in meeting their monthly mortgage payments as interest rates on their adjustable rate loans have repriced upwards.  Increases in nonaccrual loans in California and Florida since December 31, 2006, accounted for a majority of the increase in nonaccrual loans over this period. The increase in nonaccrual loans in the second quarter of 2007 also reflects the absence of a nonperforming home loan sale in that quarter due to unfavorable pricing as the result of a significant widening of credit spreads in the secondary market. The Company expects to resume nonaccrual loan sales when secondary market conditions stabilize.

Increases in nonaccrual Option ARMs accounted for substantially all of the increase in nonaccrual home loans since December 31, 2006. At June 30, 2007, nonaccrual Option ARMs represented 1.27% of the Option ARM portfolio, an increase from 0.62% at December 31, 2006.

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

The dynamics involved in determining inherent credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan and lease losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan and lease losses. Certain real estate secured loans that have features which may result in increased credit risk when compared with real estate secured loans without those features are discussed in the Company’s 2006 Annual Report on Form 10-K, “Credit Risk Management – Features of Residential Loans” and Note 5 to the Consolidated Financial Statements – “Loans and Allowance for Loan and Lease Losses – Features of Residential Loans.”

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

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in millions)
Balance, beginning of period	$1,540	$1,642	$1,630	$1,695
Allowance transferred to loans held for sale	(81)	(87)	(229)	(117)
Other	–	–	7	–
Provision for loan and lease losses	372	224	606	306
	1,831	1,779	2,014	1,884
Loans charged off:
Loans secured by real estate:
Home loans(1)	(21)	(11)	(57)	(22)
Home equity loans and lines of credit(1)	(55)	(6)	(84)	(11)
Subprime mortgage channel(2)	(103)	(21)	(143)	(41)
Home construction(3)	(1)	–	(1)	(1)
Other real estate	(1)	–	(1)	(2)
Total loans secured by real estate	(181)	(38)	(286)	(77)
Consumer:
Credit card	(106)	(94)	(202)	(156)
Other	(2)	(6)	(5)	(13)
Commercial	(15)	(4)	(23)	(12)
Total loans charged off	(304)	(142)	(516)	(258)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	1	1	2	1
Home equity loans and lines of credit(1)	3	3	6	4
Subprime mortgage channel(2)	11	1	12	1
Multi-family	–	1	–	1
Other real estate	-	1	1	2
Total loans secured by real estate	15	7	21	9
Consumer:
Credit card	15	15	31	18
Other	–	3	6	8
Commercial	3	1	4	2
Total recoveries of loans previously charged off	33	26	62	37
Net charge-offs	(271)	(116)	(454)	(221)
Balance, end of period	$1,560	$1,663	$1,560	$1,663
Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.50%	0.19%	0.41%	0.19%
Allowance as a percentage of loans held in portfolio	0.73	0.68	0.73	0.68

(1)                 Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

(2)                 Represents mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name and held in the investment portfolio. Charge-offs in the second quarter of 2007 include $26 million of amounts primarily related to uncollected borrower expenses incurred in prior periods by and owed to a third party loan servicer.

(3)                 Represents loans to builders for the purpose of financing the acquisition, development and construction of single-family residences for sale and construction loans made directly to the intended occupant of a single-family residence.

90 Days or More Past Due and Still Accruing

The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $98 million at June 30, 2007 and $97 million at March 31, 2007 and December 31, 2006. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $603 million, $602 million and $586 million at June 30, 2007, March 31, 2007 and December 31, 2006, including $128 million, $109 million and $113 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at June 30, 2007, March 31, 2007 and December 31, 2006 was 5.11%, 5.15% and 5.25%. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. The Company’s held for sale portfolio contained $9 million, $22 million and $37 million of such loans that were 90 days or more contractually past due and still accruing interest at June 30, 2007, March 31, 2007 and December 31, 2006.

Derivative Counterparty Credit Risk

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company’s agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.”  At June 30, 2007 and December 31, 2006, the gross positive fair value of the Company’s derivative financial instruments was $1.03 billion and $618 million. The Company’s master netting agreements at June 30, 2007 and December 31, 2006 reduced the exposure to this gross positive fair value by $532 million and $339 million. The Company’s collateral against derivative financial instruments was $86 million and $16 million at June 30, 2007 and December 31, 2006. Accordingly, the Company’s net exposure to derivative counterparty credit risk at June 30, 2007 and December 31, 2006 was $412 million and $263 million.

Liquidity Risk and Capital Management

The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are among the factors that influence the Company’s liquidity profile. The Company establishes liquidity guidelines for Washington Mutual, Inc. (“the Parent”) as well as for its banking subsidiaries.

The Parent and its banking subsidiaries have separate liquidity risk management policies and contingent funding plans as each has unique funding requirements and sources of liquidity. The Company’s banking subsidiaries also have regulatory capital requirements. The Company has policies that require current and forecasted liquidity positions to be monitored against pre-established limits and requires that contingency liquidity plans be maintained.

For the Company’s banking subsidiaries, liquidity is forecasted over short term (operational) and long term (strategic) horizons. Both approaches require minimum amounts of liquidity that exceed forecasted needs (excess liquidity). Whereas the focus for operational liquidity is to maintain sufficient excess liquidity to satisfy unanticipated funding requirements, strategic liquidity focuses on stress-testing liquidity risks and ensuring that sufficient excess liquidity is maintained under various scenarios to meet policy standards.

The Company continues to reduce its borrowing from the FHLBs and diversify its wholesale funding sources. Pursuant to this strategy and reflecting reduced funding requirements, in the second quarter of 2007, the Company repaid maturing FHLB advances of $3.32 billion, ending the quarter with $21.41 billion of FHLB advances.

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

Liquidity sources for Washington Mutual, Inc. include a commercial paper program and a revolving credit facility. The Company’s revolving credit facility of $800 million provides credit support for the commercial paper program and is also available for general corporate purposes. At June 30, 2007, the Parent had no commercial paper outstanding and the entire amount of the revolving credit facility was available. The Parent maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

Banking Subsidiaries

The principal sources of liquidity for the Parent’s banking subsidiaries are retail deposits, FHLB advances, repurchase agreements, federal funds purchased, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and loans designated as held for sale. Among these sources, retail deposits continue to provide the Company with a significant source of stable funding. The Company’s continuing ability to retain its retail deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, covered bond issuances and repurchase agreements.

As part of its funding diversification strategy, Washington Mutual Bank launched a €20 billion covered bond program in September 2006. Under the program, Washington Mutual Bank may issue, from time to time, floating rate US dollar-denominated mortgage bonds. Such mortgage bonds are secured principally by residential mortgage loans in Washington Mutual Bank’s portfolio. In turn, a statutory trust that is not consolidated by the Company, issues Euro-denominated covered bonds to investors. These covered bonds are secured by the mortgage bonds. At June 30, 2007, covered bonds having an aggregate value of €14 billion were available for issuance under this program.

Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, the Bank may issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. The Bank had $12.38 billion available under this program as of June 30, 2007.

For the six months ended June 30, 2007, proceeds from the sale of loans originated and held for sale was approximately $58 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $55 billion of loans held for sale during the same period. In the Company’s experience, the sale of, and the origination and purchase of, mortgage loans are cyclical and the amount of funding that is necessary to sustain the Company’s mortgage banking operations does not typically affect overall liquidity levels.

The disruption in the subprime secondary mortgage market during the first half of 2007 has continued into the third quarter and has spread into markets for all other nonconforming residential mortgages. Since the latter part of July 2007, liquidity in the secondary market for nonconforming residential mortgage loans and securities backed by such loans has diminished significantly.

While the Company has been impacted by these events, the Company remains well-capitalized and its capital position is diversified. The Company has sufficient capital and ready access to diversified sources of liquidity to enable the Company to continue to add assets to its balance sheet. As part of its asset/liability management program, the Company routinely determines whether to place originated loans in portfolio or to sell them through secondary market channels and, reflecting its financial resources, continues to retain this flexibility as market conditions allow. Among the Company’s multiple sources of liquidity, its access to borrowings through the FHLB system remains an important component. The Company’s ongoing diversification of borrowing sources, such as those accessed through both domestic and international capital markets, has resulted in a significant paydown of FHLB advances, further augmenting this key resource.

Senior unsecured long-term obligations of WMB are rated A by Fitch, A by Standard & Poor’s, AH by DBRS and A1 from Moody’s. In the first quarter of 2007, Moody’s upgraded WMB’s unsecured long-term obligation rating from A2 to A1. Short-term obligations are rated F1 by Fitch, P1 by Moody’s, A1 by Standard & Poor’s and R1-M by DBRS.

Capital Management

Capital is generated primarily through the Company’s business operations, and the Company’s capital management program promotes the efficient use of this resource. Capital is primarily used to fund organic growth, pay dividends and repurchase shares.

The Parent has issued approximately $500 million of perpetual preferred stock and Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank, has issued a total of $3 billion of high equity content securities. While high equity content securities have long been acknowledged by the OTS as qualifying elements in the composition of financial institution core capital structures, the rating agencies have only recently taken a similar view. Both high equity content securities and perpetual preferred stock are included as equity components within the Company’s tangible equity to total tangible assets ratio.

As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. On July 18, 2006, the Company discontinued its existing share repurchase program and adopted a new share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. During the three and six months ended June 30, 2007, the Company repurchased 13.5 million and 74.9 million shares of its common stock. The total remaining common stock repurchase authority was 54.7 million shares at June 30, 2007.

When the Company engages in share repurchases, management evaluates the relative risks and benefits of repurchasing shares in the open market, with the attendant daily trading limits and other constraints of the SEC Rule 10b-18 safe harbor, as compared with an accelerated share repurchase (“ASR”) transaction. In an ASR transaction, the Company repurchases a large block of stock at an initial specified price from a counterparty, typically a large broker-dealer, who has borrowed the shares. Upon final settlement of an ASR transaction, the initial specified price is adjusted to reflect actual prices at which the Company’s shares traded over the period of time after the initial repurchase that is specified in the ASR agreement. Through this final settlement process, market risks and costs associated with fluctuations in the Company’s stock price during the subsequent time period may be transferred from the counterparty to the Company.

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

On July 17, 2007, the Company’s Board of Directors declared a cash dividend of 56 cents per share on the Company’s common stock payable on August 15, 2007 to shareholders of record as of July 31, 2007. In addition, the Company will pay a dividend of 40 cents per depository share of Series K Preferred Stock on September 15, 2007 to shareholders of record on September 1, 2007.

During the period July 1, 2007 through August 7, 2007, the Company repurchased 7.23 million shares of its common stock through open market repurchases and through settlement of certain of its ASR programs.

Additional information regarding the Company’s ASR programs is included in Note 6 to the Consolidated Financial Statements – “Common Stock.”

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

	At June 30,
	2007	2006
Tier 1 capital to average total assets (leverage)	6.09%	6.24%
Total risk-based capital to total risk-weighted assets	11.04	11.26
Tangible equity to total tangible assets	6.07	5.84

52

The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 19 to the Consolidated Financial Statements – “Regulatory Capital Requirements and Dividend Restrictions” in the Company’s 2006 Annual Report on Form 10-K.

The Company’s broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2007 and 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

The Company’s trading assets are primarily comprised of financial instruments that are retained from securitization transactions, or are purchased for MSR risk management purposes. The Company does not take significant short-term trading positions for the purpose of benefiting from price differences between financial instruments and between markets.

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

The fair value of MSR is primarily affected by changes in expected prepayments that result from changes in spot and future primary mortgage rates and in changes in other applicable market interest rates. Changes in the value of MSR risk management instruments vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates and the fair value of U.S. Treasury securities is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps. This could result in a change in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments. The potential difference in the change in value between MSR and hedge instruments is what is referred to as basis risk.

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

July 1, 2007 and January 1, 2007 Sensitivity Comparison

The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company’s most recent earnings projection for the respective twelve-month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve-month periods ending June 30, 2008 and December 31, 2007.

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

During the first quarter of 2007, management updated certain loan prepayment speeds, deposit decay rates and deposit pricing assumptions used to model the sensitivity of net interest income and net income. The aforementioned changes increased the sensitivity of net interest income and net income for the one year period beginning January 1, 2007 as compared to those reported in the Company’s 2006 10-K, primarily due to increased sensitivity in the estimated repricing behavior of the affected deposits to changes in interest rates. In June 2007, the Company adopted an OAS valuation methodology to estimate the fair value of substantially all of its MSR asset. For the one year period beginning January 1, 2007, this change did not have a material impact on net interest income sensitivity. The implementation of an OAS valuation methodology resulted in a slight reduction in the January 1, 2007 sensitivity of net income in the -100 basis point scenario and a corresponding increase in sensitivity in the +100 basis point scenario. The implementation of the OAS valuation methodology tended to reduce hedging costs in all scenarios. All of the updated assumptions and the adoption of the OAS valuation methodology are reflected in the sensitivity analysis for the one year period beginning July 1, 2007.

Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one year period beginning:
July 1, 2007	4.15%	(3.44)%
January 1, 2007	4.64	(3.26)
Net income change for the one year period beginning:
July 1, 2007	4.31	(4.61)
January 1, 2007	3.42	(3.32)

The Treasury and swap curves in the July 1, 2007 income sensitivity analyses were generally upward sloping compared to the flat to inverted yield curve at December 31, 2006. Short-term rates have held relatively constant since December 31, 2006 while long-term rates have increased. The slightly more favorable interest rate environment for the period beginning July 1, 2007 tended to enhance the net interest margin in all scenarios.

Net interest income was projected to increase in the -100 basis point scenario primarily due to the projected expansion of the net interest margin. Net income was projected to increase although the favorable impact of net interest income was partially offset by adverse changes in other income in this scenario.

Net interest income was projected to decrease in the +100 basis point scenario mainly due to the projected contraction of the net interest margin. Compared with the analysis as of December 31, 2006, the increase in other income offset the decrease in net interest income to a lesser extent. Overall, net income declined in this scenario largely due to the adverse impact of net interest income.

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

The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. These tools are used to determine the Company’s operational risk profile and to define appropriate risk mitigation measures and priorities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below displays share repurchases made by the Company for the quarter ended June 30, 2007. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2007 to April 30, 2007	5,648	$41.85	–	68,187,098
May 1, 2007 to May 31, 2007	13,507,194	45.33	13,502,706	54,684,392
June 1, 2007 to June 29, 2007	11,215	42.96	–	54,684,392
Total	13,524,057	45.33	13,502,706	54,684,392

(1)                 In addition to shares repurchased pursuant to the Company’s publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company’s employees and directors.

(2)                 Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the “2006 Program”). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 95,315,608 shares under this program as of June 30, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Washington Mutual, Inc. held its annual meeting of shareholders on April 17, 2007. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Withhold
1.	The election of thirteen directors set forth below:
	Anne V. Farrell	706,747,951	14,186,140
	Stephen E. Frank	706,230,373	14,703,718
	Kerry K. Killinger	707,208,231	13,725,860
	Thomas C. Leppert	710,772,113	10,161,978
	Charles M. Lillis	706,700,374	14,233,717
	Phillip D. Matthews	706,268,577	14,665,514
	Regina T. Montoya	710,434,444	10,499,647
	Michael K. Murphy	707,269,769	13,664,322
	Margaret Osmer McQuade	709,819,338	11,114,753
	Mary E. Pugh	664,625,151	56,308,940
	William G. Reed, Jr.	703,694,967	17,239,124
	Orin C. Smith	710,930,938	10,003,153
	James H. Stever	706,412,760	14,521,331

		For	Against	Abstain
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditor for 2007	709,882,232	5,502,012	5,549,846

		For	Against	Abstain	Broker Non-Votes
3.	Shareholder proposal relating to the Company’s executive retirement plan policies	145,085,583	428,423,362	10,196,523	137,228,622

		For	Against	Abstain	Broker Non-Votes
4.	Shareholder proposal relating to the Company’s director election process	251,273,209	324,454,044	7,978,150	137,228,687

Item 6.  Exhibits

(a) Exhibits

See Index of Exhibits on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

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