Form 10-Q
period 2007-09-30
WASHINGTON MUTUAL, INC
filed 2007-11-09
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐    No ☒.

        The number of shares outstanding of the issuer's classes of common stock as of October 31, 2007:

Common Stock – 868,722,736(1)
(1)Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income (Unaudited) – Three and Nine Months Ended September 30, 2007 and 2006	1
Consolidated Statements of Financial Condition (Unaudited) – September 30, 2007 and December 31, 2006	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited) – Nine Months Ended September 30, 2007 and 2006	3
Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2007 and 2006	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Cautionary Statements	25
Controls and Procedures	26
Overview	26
Critical Accounting Estimates	28
Recently Issued Accounting Standards Not Yet Adopted	29
Summary Financial Data	30
Earnings Performance from Continuing Operations	31
Review of Financial Condition	41
Operating Segments	44
Off-Balance Sheet Activities	49
Capital Adequacy	50
Risk Management	50
Credit Risk Management	51
Liquidity Risk and Capital Management	57
Market Risk Management	61
Operational Risk Management	66
Regulation and Supervision	67
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	26
PART II – Other Information	68
Item 1. Legal Proceedings	68
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 4. Submission of Matters to a Vote of Security Holders	70
Item 6. Exhibits	70

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$248	$435	$1,232	$1,292
Loans held in portfolio	3,992	4,012	11,678	11,480
Available-for-sale securities	392	379	1,075	1,068
Trading assets	108	140	329	503
Other interest and dividend income	116	139	299	354

Total interest income	4,856	5,105	14,613	14,697
Interest Expense
Deposits	1,650	1,739	5,145	4,420
Borrowings	1,192	1,419	3,337	4,154

Total interest expense	2,842	3,158	8,482	8,574

Net interest income	2,014	1,947	6,131	6,123
Provision for loan and lease losses	967	166	1,574	472

Net interest income after provision for loan and lease losses	1,047	1,781	4,557	5,651
Noninterest Income
Revenue from sales and servicing of home mortgage loans	161	118	586	603
Revenue from sales and servicing of consumer loans	418	355	1,264	1,155
Depositor and other retail banking fees	740	655	2,125	1,875
Credit card fees	209	165	564	456
Securities fees and commissions	67	52	197	161
Insurance income	29	31	87	97
Gain (loss) on trading assets	(153)	68	(406)	(74)
Loss on other available-for-sale securities	(99)	(1)	(58)	(8)
Other income	7	127	319	521

Total noninterest income	1,379	1,570	4,678	4,786
Noninterest Expense
Compensation and benefits	910	939	2,889	2,992
Occupancy and equipment	371	408	1,102	1,235
Telecommunications and outsourced information services	135	142	396	421
Depositor and other retail banking losses	71	57	190	165
Advertising and promotion	125	124	337	335
Professional fees	52	57	145	138
Other expense	527	457	1,375	1,265

Total noninterest expense	2,191	2,184	6,434	6,551
Minority interest expense	53	34	138	71

Income from continuing operations before income taxes	182	1,133	2,663	3,815
Income taxes	(4)	394	862	1,341

Income from continuing operations	186	739	1,801	2,474
Discontinued Operations
Income from discontinued operations before income taxes	–	14	–	42
Income taxes	–	5	–	15

Income from discontinued operations	–	9	–	27

Net Income	$186	$748	$1,801	$2,501

Net Income Available to Common Stockholders	$178	$748	$1,778	$2,501

Basic Earnings Per Common Share:
Income from continuing operations	$0.21	$0.78	$2.05	$2.59
Income from discontinued operations	–	0.01	–	0.03

Net income	0.21	0.79	2.05	2.62
Diluted Earnings Per Common Share:
Income from continuing operations	$0.20	$0.76	$1.99	$2.51
Income from discontinued operations	–	0.01	–	0.03

Net income	0.20	0.77	1.99	2.54
Dividends declared per common share	0.56	0.52	1.65	1.53
Basic weighted average number of common shares outstanding (in thousands)	857,005	941,898	866,864	954,062
Diluted weighted average number of common shares outstanding (in thousands)	876,002	967,376	889,534	981,997

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$11,370	$6,948
Federal funds sold and securities purchased under agreements to resell	4,042	3,743
Trading assets (including securities pledged of $1,191 and $1,868)	3,797	4,434
Available-for-sale securities, total amortized cost of $28,725 and $25,073: Mortgage-backed securities (including securities pledged of $1,206 and $3,864)	20,562	18,601
Investment securities (including securities pledged of $1,285 and $3,481)	7,844	6,377

Total available-for-sale securities	28,406	24,978
Loans held for sale	7,586	44,970
Loans held in portfolio	237,132	224,960
Allowance for loan and lease losses	(1,889)	(1,630)

Loans held in portfolio, net	235,243	223,330
Investment in Federal Home Loan Banks	2,808	2,705
Mortgage servicing rights	6,794	6,193
Goodwill	9,062	9,050
Other assets	21,002	19,937

Total assets	$330,110	$346,288

Liabilities
Deposits:
Noninterest-bearing deposits	$31,341	$33,386
Interest-bearing deposits	162,939	180,570

Total deposits	194,280	213,956
Federal funds purchased and commercial paper	2,482	4,778
Securities sold under agreements to repurchase	4,732	11,953
Advances from Federal Home Loan Banks	52,530	44,297
Other borrowings	40,887	32,852
Other liabilities	8,313	9,035
Minority interests	2,945	2,448

Total liabilities	306,169	319,319
Stockholders' Equity
Preferred stock, no par value: 600 shares authorized, 500 shares issued and outstanding ($1,000,000 per share liquidation preference)	492	492
Common stock, no par value: 1,600,000,000 shares authorized, 868,802,015 and 944,478,961 shares issued and outstanding	–	–
Capital surplus – common stock	2,575	5,825
Accumulated other comprehensive loss	(390)	(287)
Retained earnings	21,264	20,939

Total stockholders' equity	23,941	26,969

Total liabilities and stockholders' equity	$330,110	$346,288

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2005	993.9	$–	$8,176	$(235)	$19,338	$27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35

Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income	–	–	–	–	2,501	2,501
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	–	2	–	2
Net unrealized gain from cash flow hedging instruments	–	–	–	48	–	48
Minimum pension liability adjustment	–	–	–	(1)	–	(1)

Total comprehensive income	–	–	–	–	–	2,550
Cash dividends declared on common stock	–	–	–	–	(1,483)	(1,483)
Common stock repurchased and retired	(65.8)	–	(3,039)	–	–	(3,039)
Common stock issued	17	–	624	–	–	624
Preferred stock issued	–	492	–	–	–	492

BALANCE, September 30, 2006	945.1	$492	$5,761	$(180)	$20,385	$26,458

BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)

Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net income	–	–	–	–	1,801	1,801
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(140)	–	(140)
Net unrealized gain from cash flow hedging instruments	–	–	–	35	–	35
Amortization of net loss and prior service cost from defined benefit plans	–	–	–	2	–	2

Total comprehensive income	–	–	–	–	–	1,698
Cash dividends declared on common stock	–	–	–	–	(1,447)	(1,447)
Cash dividends declared on preferred stock	–	–	–	–	(23)	(23)
Common stock repurchased and retired	(82.1)	–	(3,497)	–	–	(3,497)
Common stock issued	6.4	–	247	–	–	247

BALANCE, September 30, 2007	868.8	$492	$2,575	$(390)	$21,264	$23,941

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$1,801	$2,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,574	472
Gain from home mortgage loans	(45)	(557)
Gain from credit card loans	(409)	(183)
Loss on available-for-sale securities	58	2
Depreciation and amortization	417	639
Change in fair value of MSR	889	1,062
Stock dividends from Federal Home Loan Banks	(70)	(89)
Capitalized interest income from option adjustable-rate mortgages	(1,051)	(735)
Origination and purchases of loans held for sale, net of principal payments	(68,930)	(93,662)
Proceeds from sales of loans originated and held for sale	68,373	100,412
Net decrease in trading assets	1,437	6,875
Increase in other assets	(658)	(2,779)
(Decrease) increase in other liabilities	(819)	1,153

Net cash provided by operating activities	2,567	15,111
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(11,563)	(12,375)
Proceeds from sales of available-for-sale securities	6,610	6,682
Principal payments and maturities on available-for-sale securities	1,880	2,222
Purchases of Federal Home Loan Bank stock	(1,263)	(38)
Redemption of Federal Home Loan Bank stock	1,230	1,368
Proceeds from sale of mortgage servicing rights	–	2,527
Restricted cash pursuant to Commercial Capital Bancorp acquisition	–	(960)
Origination and purchases of loans held in portfolio, net of principal payments	(1,216)	(15,370)
Proceeds from sales of loans	22,530	2,792
Proceeds from sales of foreclosed assets	553	354
Net increase in federal funds sold and securities purchased under agreements to resell	(299)	(2,965)
Purchases of premises and equipment, net	(189)	(314)

Net cash provided (used) by investing activities	18,273	(16,077)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

(Continued from the previous page.)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Financing Activities
(Decrease) increase in deposits	$(19,676)	$17,715
Decrease in short-tem borrowings	(2,788)	(1,394)
Proceeds from long-term borrowings	14,191	25,054
Repayments of long-term borrowings	(12,111)	(16,742)
Proceeds from advances from Federal Home Loan Banks	59,173	30,660
Repayments of advances from Federal Home Loan Banks	(50,944)	(52,185)
Proceeds from issuance of preferred securities by subsidiary	497	1,959
Proceeds from issuance of preferred stock	–	492
Cash dividends paid on preferred and common stock	(1,470)	(1,483)
Repurchase of common stock	(3,497)	(3,039)
Other	207	364

Net cash (used) provided by financing activities	(16,418)	1,401

Increase in cash and cash equivalents	4,422	435
Cash and cash equivalents, beginning of period	6,948	6,214

Cash and cash equivalents, end of period	$11,370	$6,649

Noncash Activities
Loans exchanged for mortgage-backed securities	$973	$1,952
Real estate acquired through foreclosure	954	485
Loans transferred from held for sale to held in portfolio	19,626	3,262
Loans transferred from held in portfolio to held for sale	5,015	3,650
Mortgage-backed securities transferred from available-for-sale to trading	–	858
Cash Paid During the Period For
Interest on deposits	$5,368	$4,050
Interest on borrowings	3,374	4,062
Income taxes	1,346	736

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying Consolidated Financial Statements are unaudited and include the accounts of Washington Mutual, Inc. and its subsidiaries ("Washington Mutual," the "Company," "we," "us" or "our"). The Company's financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), which include certain practices of the banking industry. In the opinion of management, all normal recurring adjustments have been included for a fair statement of the interim financial information. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation. In particular, certain securities were reclassified from Available-for-sale securities – Investment securities to Available-for-sale securities – Mortgage-backed securities. The amount of such securities reclassified totaled $538 million at December 31, 2006.

        The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2006 Annual Report on Form 10-K.

  Fair Value of Certain Financial Instruments

        A portion of the Company's assets are carried at fair value, including: mortgage servicing rights, trading assets including certain retained interests from securitization activities, available-for-sale securities and derivatives. In addition, loans held for sale are recorded at the lower of carrying value or fair value. Changes in fair value of those instruments that qualify as hedged items under fair value hedge accounting are recognized in earnings and offset the changes in fair value of derivatives used as hedge accounting instruments.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models to estimate their fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, market volatilities and pricing spreads, utilizing market-based inputs where readily available. The degree of management judgment involved in determining the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little, if any, subjectivity is applied when determining the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

        During the third quarter of 2007, deteriorating credit conditions caused significant disruptions in the secondary mortgage market. Credit quality concerns prompted market participants to avoid purchasing mortgage investment products backed by nonconforming loan collateral. As market activity slowed, the availability of observable market prices was reduced, and the spreads between estimated bid and ask prices widened significantly. Accordingly, in the estimation of fair value during the third quarter of 2007, there was less market data available for use by management in the judgments applied to key valuation inputs, such as discount rates.

  Recently Issued Accounting Standards Not Yet Adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 prescribes a definition of the term "fair value," establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of Statement No. 157 to have a material effect on the Consolidated Financial Statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159"). Statement No. 159 permits, at the Company's option, an instrument by instrument election to account for certain financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing certain financial instruments to determine how their election to fair value accounting under this standard would affect the Consolidated Financial Statements.

        In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 07-1 ("SOP 07-1"), Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. In October 2007, the FASB decided to indefinitely defer the required effective date of SOP 07-1 to allow the FASB staff to address certain implementation issues. As a result, the FASB also determined that early adoption of SOP 07-1 would be prohibited. These decisions by the FASB are expected to be issued in a forthcoming FASB Staff Position.

        On November 5, 2007, Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"), was issued. SAB 109 provides the staff's views on the accounting for written loan commitments recorded at fair value. To make the staff's views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Company is currently evaluating the impact that SAB 109 may have on its Consolidated Financial Statements.

Note 2: Discontinued Operations

        On December 31, 2006, the Company exited the retail mutual fund management business and completed the sale of WM Advisors, Inc., realizing a pretax gain of $667 million ($415 million, net of tax). WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. This former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income and in Note 8 to the Consolidated Financial Statements – "Operating Segments," and are presented in the aggregate as discontinued operations.

Note 3: Mortgage Banking Activities

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain (loss) from home mortgage loans and originated mortgage-backed securities(1)	$(169)	$206	$45	$563
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(53)	(87)	20	17

Gain (loss) from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	(222)	119	65	580
Servicing activity:
Home mortgage loan servicing revenue(2)	516	525	1,557	1,683
Change in MSR fair value due to payments on loans and other	(351)	(410)	(1,109)	(1,279)
Change in MSR fair value due to valuation inputs or assumptions	(201)	(469)	233	379
Revaluation gain (loss) from derivatives economically hedging MSR	419	353	(160)	(603)
Adjustment to MSR fair value for MSR sale	–	–	–	(157)

Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	383	(1)	521	23

Total revenue from sales and servicing of home mortgage loans	$161	$118	$586	$603

(1)
Originated mortgage-backed securities represent available-for-sale securities retained on the balance sheet subsequent to the securitization of mortgage loans that were originated by the Company.
(2)
Includes contractually specified servicing fees (net of guarantee fees paid to housing government-sponsored enterprises, where applicable), late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors and that which is collected from borrowers upon payoff).

        Changes in the balance of MSR were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Balance, beginning of period	$7,231	$9,162	$6,193	$8,041
Home loans:
Additions	116	533	1,468	1,773
Change in MSR fair value due to payments on loans and other	(351)	(410)	(1,109)	(1,279)
Change in MSR fair value due to valuation inputs or assumptions	(201)	(469)	233	379
Adjustment to MSR fair value for MSR sale(1)	–	–	–	(157)
Fair value basis adjustment(2)	–	–	–	57
Sale of MSR	–	(2,527)	–	(2,527)
Net change in commercial real estate MSR	(1)	(1)	9	1

Balance, end of period	$6,794	$6,288	$6,794	$6,288

(1)
Reflects the sale of $2.53 billion of MSR in July 2006.
(2)
Pursuant to the adoption of Statement No. 156 on January 1, 2006, the Company applied the fair value method of accounting to its mortgage servicing assets, and the $57 million difference between amortized cost and fair value was recorded as an increase to the basis of the Company's MSR.

        Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Balance, beginning of period	$474,867	$570,352	$444,696	$563,208
Home loans:
Additions	8,700	29,899	83,200	95,873
Sale of servicing	–	(141,842)	–	(141,851)
Loan payments and other	(20,716)	(19,288)	(67,398)	(78,719)
Net change in commercial real estate loans	585	87	2,938	697

Balance, end of period	$463,436	$439,208	$463,436	$439,208

Note 4: Income Taxes

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 requires that a tax benefit be recognized only if it is "more likely than not" that it will be realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon settlement. As a result of the implementation of FIN 48, the Company recognized a $6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

        The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $1.41 billion, of which $814 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized. At September 30, 2007, the total amount of unrecognized tax benefits was $1.38 billion, of which $757 million would favorably affect the effective tax rate if recognized.

        The Company records interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and September 30, 2007, the Company had accrued $105 million and $152 million for the potential payments of interest, and $47 million for the potential payments of penalties.

        The Company has recorded income tax receivables representing tax refund claims for periods through December 31, 2005. Interest income is accrued on these receivables and is reported as a component of noninterest income. As of January 1, 2007 and September 30, 2007, accrued interest income totaled $295 million and $414 million.

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

        In 2005, the Internal Revenue Service ("IRS") completed the examination of the Company's federal income tax returns for the years 1998 through 2000. Selected issues were referred to the IRS Appeals Division for review. During 2006 all asserted deficiencies were resolved in principle, and their resolution did not materially affect the Company's 2006 Consolidated Financial Statements. The remaining issue involves a claim for refund with respect to certain tax sharing payments to the FDIC. It is reasonably possible that this issue could be resolved within the next twelve months. At this point in time the Company is unable to estimate a range of possible settlements.

        In addition, it is reasonably possible that within the next twelve months the Company will settle an asserted deficiency by the UK Inland Revenue with respect to tax due on the sale of credit card operations by a subsidiary of the former Providian Financial Corporation. The range of the possible settlement is estimated to be $21 million to $32 million.

Note 5: Guarantees

        In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of first payment default, retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. When a loan sold to an investor fails to perform according to its contractual terms, the investor will typically review the loan file to search for errors that may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach of a representation or warranty made to the investor in connection with the Company's sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be required to either repurchase the loan or indemnify the investors for losses sustained. In connection with the sales of mortgage servicing rights, the Company may be required to indemnify the purchaser for losses that resulted from deficiencies associated with the Company's prior servicing obligations. The Company has recorded reserves of $239 million as of September 30, 2007 and $220 million as of

December 31, 2006, to cover its estimated exposure related to all of the aforementioned loss contingencies.

        In connection with the sale of its retail mutual fund management business, WM Advisors, Inc., the Company provided a guarantee under which it is committed to make certain payments to the purchaser in each of the four years following the closing of the sale on December 31, 2006 in the event that certain fee revenue targets are not met. The fee revenue targets are based on the Company's sales of mutual funds and other financial products that are managed by the purchaser. The Company's maximum potential future payments total $30 million per year for each of the four years following the sale. At the end of the four-year period, the Company can recover all or a portion of the payments made under the guarantee if the aforementioned fee revenues during the four-year period meet or exceed certain targets. The estimated fair value of the guarantee was recorded at December 31, 2006. The carrying amount of the guarantee is being amortized ratably over the four-year period and at each reporting date the Company will evaluate the recognition of a loss contingency. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the amortized value of the remaining guarantee.

Note 6: Common Stock

        At September 30, 2007, the Company was authorized to issue 1.6 billion shares with no par value. Share activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Shares outstanding, beginning of period	875.7	962.9	944.5	993.9
Issued:
Stock-based compensation plans	0.2	0.9	6.0	12.1
Employee stock purchase plan	0.1	0.1	0.4	0.4
Subordinated note conversion	–	–	–	4.5

Total shares issued	0.3	1.0	6.4	17.0
Repurchased and retired(1)	(7.2)	(18.8)	(82.1)	(65.8)

Shares outstanding, end of period	868.8	945.1	868.8	945.1

(1)
Includes shares repurchased through accelerated share repurchase programs of 1.9 million and 16.0 million during the three months ended September 30, 2007 and 2006 and 74.9 million and 50.0 million during the nine months ended September 30, 2007 and 2006.

  Share Repurchases

        As part of its capital management activities, from time to time the Company will repurchase its shares to deploy excess capital. Share repurchases can occur in the open market or through accelerated share repurchase ("ASR") programs.

        On January 3, 2007, the Company repurchased 59.5 million shares of its common stock from a broker-dealer counterparty under an ASR program at an initial cost of $2.72 billion (the "January ASR"). The repurchased shares were retired by the Company during the first quarter of 2007.

In connection with the January ASR, the counterparty was expected to purchase an equivalent number of shares in the open market over time, which subjected the transaction to a future price adjustment. At the end of the program, the Company or the counterparty was required to settle the price adjustment to the other party based on the volume weighted average price of the Company's shares traded during the purchase period.

        On May 23, 2007, the Company and counterparty terminated the January ASR and simultaneously entered into two new ASR programs covering 34.75 million shares in the aggregate (the "May ASRs"). In connection with and pursuant to the termination of the January ASR and execution of the May ASRs, the Company and the counterparty did the following:

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

        The May ASRs were settled in July, and resulted in the Company's receipt of an additional 1.91 million shares of its common stock from the counterparty.

        In addition, during the nine months ended September 30, 2007, the Company purchased 7.17 million of its shares in open market repurchases.

Note 7: Earnings Per Common Share

        Information used to calculate earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in millions, shares in thousands)
Income from continuing operations	$186	$739	$1,801	$2,474
Income from discontinued operations	–	9	–	27
Preferred dividends	(8)	–	(23)	–

Income available to common stockholders for basic EPS	178	748	1,778	2,501
Effect of dilutive securities	(2)	–	(4)	–

Net income available to common stockholders for diluted EPS	$176	$748	$1,774	$2,501

Basic weighted average number of common shares outstanding	857,005	941,898	866,864	954,062
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	9,913	13,145	12,024	15,054
Common stock warrants	7,907	10,698	9,469	10,736
Convertible debt	1,177	1,178	1,177	1,674
Accelerated share repurchase program	–	457	–	471

Diluted weighted average number of common shares outstanding	876,002	967,376	889,534	981,997

Basic earnings per common share:
Income from continuing operations	$0.21	$0.78	$2.05	$2.59
Income from discontinued operations	–	0.01	–	0.03

Net income	$0.21	$0.79	$2.05	$2.62

Diluted earnings per common share:
Income from continuing operations	$0.20	$0.76	$1.99	$2.51
Income from discontinued operations	–	0.01	–	0.03

Net income	$0.20	$0.77	$1.99	$2.54

        For the three and nine months ended September 30, 2007, options to purchase an additional 28.5 million and 22.2 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and nine months ended September 30, 2006, options to purchase an additional 14.1 million and 14.9 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow was scheduled to expire on December 20, 2008, subject to certain limited extensions. In September 2007, the escrow agreement was amended to extend the expiration date to June 30, 2020. As part of the amendment, in October 2007, Washington Mutual received cash payments totaling $14.1 million from the escrow account, which holds both cash dividends paid on escrowed shares as well as interest accumulated on those cash dividends. Additionally, the Company is entitled to receive quarterly cash payments from the escrow from September 30, 2007 through December 31, 2008, in an amount equal to approximately 2% of the then value of the escrow. Thereafter, Washington Mutual is entitled to receive quarterly distributions from the escrow, each consisting of 130,435 shares of Washington Mutual common stock and the cash then in the escrow that is attributable to such shares. The conditions under which the Washington Mutual shares in the escrow can be released to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and are not based on future earnings or market prices. At September 30, 2007, the conditions for releasing the shares from escrow to those investors and their transferees were not satisfied and therefore none of the shares in the escrow were included in the above computations.

Note 8: Operating Segments

        The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Company's operating segments are defined by the products and services they offer. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function, which manages the Company's interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services. The activities of the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk, are also reported in this category.

        The principal activities of the Retail Banking Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) holding the substantial majority of the Company's portfolio of home loans held for investment and its portfolio of home equity loans and lines of credit (but not the Company's portfolio of mortgage loans to higher risk borrowers that were offered through the subprime mortgage channel); (3) originating home equity loans and lines of credit; and (4) providing investment advisory and brokerage services, sales of annuities and other financial services.

        Deposit products offered to consumers and small businesses include the Company's signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Many products are offered online and in retail banking stores. Financial consultants provide investment advisory and securities brokerage services to the public.

        On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors for the three and nine months ended September 30, 2006 are reported within the Retail Banking Group's results as discontinued operations.

        The Card Services Group manages the Company's credit card operations. The segment's principal activities include: (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company's loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as performance fees (late, overlimit and returned check charges) and cash advance and balance transfer fees.

        The Card Services Group acquires new customers primarily by leveraging the Company's retail banking distribution network and through direct mail solicitations, augmented by online and telemarketing activities and other marketing programs including affinity programs. In addition to credit cards, this segment markets a variety of other products to its customer base.

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

        The principal activities of the Home Loans Group include: (1) originating and servicing home loans; (2) managing the Company's capital market operations – which includes the buying and selling of all types of real estate secured loans in the secondary market; (3) the origination, fulfillment and servicing of home equity loans and lines of credit; (4) holding certain residential mortgages in its loan portfolio, including mortgage loans to higher risk borrowers that were offered through the subprime mortgage channel; (5) providing financing and other banking services to mortgage bankers for the origination of mortgage loans (these activities are winding down in light of recent market conditions); and (6) making available insurance-related products and participating in reinsurance activities with other insurance companies.

        The segment offers a wide variety of real estate secured residential loan products and services. Such loans are either held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. During the third quarter of 2007, loans that historically had been transferred to the held for investment portfolio within the Retail Banking Group were retained within the held for investment portfolio within the Home Loans Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

        When market conditions warrant, the Home Loans Group generates revenue through its conduit operations. Under the conduit program, the Company purchases loans from other lenders, warehouses the loans for a period of time and sells the loans in the form of whole loans, private label mortgage-backed securities or agency-guaranteed securities. The Company recognizes a gain or loss at the time the loans are sold and receives interest income while the loans are held for sale. The Company also provides ongoing servicing and bond administration for all securities issued. This activity has been curtailed in light of recent market conditions.

        The principal activities of, and charges reported in, the Corporate Support/Treasury and Other category include:

  •
  management of the Company's interest rate risk, liquidity position and capital. These responsibilities involve managing a majority of the Company's portfolio of investment securities and providing oversight and direction across the enterprise over matters that impact the profile of the Company's balance sheet. Such matters include determining the optimal product composition of loans that the Company holds in portfolio, the appropriate mix of wholesale and capital markets borrowings at any given point in time and the allocation of capital resources to the business segments;

  •
  enterprise-wide management of the identification, measurement, monitoring, control and reporting of credit, market and operational risk;

  •
  community lending and investment activities, which help fund the development of affordable housing units in traditionally underserved communities;

  •
  general corporate overhead costs associated with the Company's facilities, legal, accounting and finance functions, human resources and technology services;

  •
  costs that the Company's chief operating decision maker did not consider when evaluating the performance of the Company's four operating segments, including costs associated with the Company's productivity and efficiency initiatives;

  •
  the impact of changes in the unallocated allowance for loan and lease losses; and

  •
  the net impact of funds transfer pricing for loan and deposit balances.

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company's assets and liabilities and concentrates their sensitivities within the Treasury Division, where the risk profile is centrally managed. Certain basis and other residual risk remains in the operating segments;

  •
  the allocation of charges for services rendered to certain segments by functions centralized within another segment, as well as the allocation of certain operating expenses that are not directly charged to the segments (i.e., corporate overhead), which generally are based on each segment's consumption patterns;

  •
  the allocation of goodwill and other intangible assets to the operating segments based on benefits received from each acquisition; and

  •
  the accounting for inter-segment transactions, which include the transfer of certain originated home and home equity loans that are to be held in portfolio from the Home Loans Group to the Retail Banking Group and a broker fee arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred to the Retail Banking

    Group, the Home Loans Group records a gain on the sale of the loans based on an assumed profit factor. This profit factor is included as a premium to the value of the transferred loans, which is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. With the severe contraction in secondary mortgage market liquidity during the third quarter of 2007, management determined that it was more relevant to measure the performance of the Home Loans Group without considering the assumed profit factor. Accordingly, home loans originated by the Home Loans Group during the third quarter of 2007 were retained within its portfolio, thereby not subjecting those loans to the inter-segment transfer profit factor. If a loan that was designated as held for investment within the Retail Banking Group is subsequently transferred to held for sale, the inter-segment premium is written off through Corporate Support/Treasury and Other. Inter-segment broker fees are recorded by the Retail Banking Group when home loans initiated through retail banking stores are transferred to held for sale. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements.

        Financial highlights by operating segment were as follows:

	Three Months Ended September 30, 2007
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,302	$689	$193	$183	$(35)	$(456)	$138	(3)	$2,014
Provision for loan and lease losses	318	611	12	323	(9)	(288)	–		967
Noninterest income (expense)	833	399	(34)	184	(108)	168	(63	)(4)	1,379
Inter-segment revenue (expense)	14	(5)	–	(9)	–	–	–		–
Noninterest expense	1,155	358	67	554	57	–	–		2,191
Minority interest expense	–	–	–	–	53	–	–		53

Income (loss) before income taxes	676	114	80	(519)	(244)	–	75		182
Income taxes (benefit)	223	37	26	(171)	(46)	–	(73	)(5)	(4)

Net income (loss)	$453	$77	$54	$(348)	$(198)	$–	$148		$186

Performance and other data:
Average loans	$147,357	$25,718	$38,333	$43,737	$1,420	$(14,488)	$(1,385	)(6)	$240,692
Average assets	157,196	28,206	40,661	61,068	47,570	(12,841)	(1,385	)(6)	320,475
Average deposits	144,921	n/a	7,851	13,745	32,132	n/a	n/a		198,649

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
(3)
Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statement of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

	Three Months Ended September 30, 2006
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$1,260	$633	$159	$276	$(107)	$(411)	$137	(3)	$1,947
Provision for loan and lease losses	53	345	(2)	84	(94)	(220)	–		166
Noninterest income (expense)	738	343	25	314	75	191	(116	)(4)	1,570
Inter-segment revenue (expense)	17	(2)	–	(15)	–	–	–		–
Noninterest expense	1,079	294	60	528	223	–	–		2,184
Minority interest expense	–	–	–	–	34	–	–		34

Income (loss) from continuing operations before income taxes	883	335	126	(37)	(195)	–	21		1,133
Income taxes (benefit)	337	128	48	(14)	(90)	–	(15	)(5)	394

Income (loss) from continuing operations	546	207	78	(23)	(105)	–	36		739
Income from discontinued operations, net of taxes	9	–	–	–	–	–	–		9

Net income (loss)	$555	$207	$78	$(23)	$(105)	$–	$36		$748

Performance and other data:
Average loans	$180,829	$21,706	$32,414	$45,407	$1,245	$(12,169)	$(1,600	)(6)	$267,832
Average assets	191,288	24,236	34,560	70,563	40,825	(10,330)	(1,600	)(6)	349,542
Average deposits	139,954	n/a	2,323	20,659	45,976	n/a	n/a		208,912

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
(3)
Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statement of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

	Nine Months Ended September 30, 2007
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,861	$2,004	$588	$644	$(49)	$(1,330)	$413	(3)	$6,131
Provision for loan and lease losses	471	1,523	5	474	(34)	(865)	–		1,574
Noninterest income (expense)	2,404	1,267	41	736	16	465	(251	)(4)	4,678
Inter-segment revenue (expense)	57	(14)	–	(43)	–	–	–		–
Noninterest expense	3,367	984	214	1,622	247	–	–		6,434
Minority interest expense	–	–	–	–	138	–	–		138

Income (loss) before income taxes	2,484	750	410	(759)	(384)	–	162		2,663
Income taxes (benefit)	901	276	150	(261)	(157)	–	(47	)(5)	862

Net income (loss)	$1,583	$474	$260	$(498)	$(227)	$–	$209		$1,801

Performance and other data:
Average loans	$150,731	$24,527	$38,586	$46,733	$1,377	$(13,635)	$(1,388	)(6)	$246,931
Average assets	160,559	27,010	40,946	64,212	43,450	(12,036)	(1,388	)(6)	322,753
Average deposits	144,738	n/a	5,939	15,995	38,676	n/a	n/a		205,348

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
(3)
Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statement of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

	Nine Months Ended September 30, 2006
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$3,929	$1,866	$488	$904	$(210)	$(1,249)	$395	(3)	$6,123
Provision for loan and lease losses	120	1,092	(12)	141	(207)	(662)	–		472
Noninterest income (expense)	2,140	1,076	54	1,176	137	587	(384	)(4)	4,786
Inter-segment revenue (expense)	47	(4)	–	(43)	–	–	–		–
Noninterest expense	3,268	884	184	1,765	450	–	–		6,551
Minority interest expense	–	–	–	–	71	–	–		71

Income (loss) from continuing operations before income taxes	2,728	962	370	131	(387)	–	11		3,815
Income taxes (benefit)	1,043	368	141	50	(197)	–	(64	)(5)	1,341

Income (loss) from continuing operations	1,685	594	229	81	(190)	–	75		2,474
Income from discontinued operations, net of taxes	27	–	–	–	–	–	–		27

Net income (loss)	$1,712	$594	$229	$81	$(190)	$–	$75		$2,501

Performance and other data:
Average loans	$179,216	$20,762	$31,774	$46,419	$1,063	$(11,947)	$(1,591	)(6)	$265,696
Average assets	189,587	23,354	33,997	73,199	38,865	(10,101)	(1,591	)(6)	347,310
Average deposits	139,276	n/a	2,274	19,120	39,461	n/a	n/a		200,131

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
(3)
Represents the difference between mortgage loan premium amortization recorded by the Retail Banking Group and the amount recognized in the Company's Consolidated Statements of Income. For management reporting purposes, certain mortgage loans that are held in portfolio by the Retail Banking Group are treated as if they are purchased from the Home Loans Group. Since the cost basis of these loans includes an assumed profit factor paid to the Home Loans Group, the amortization of loan premiums recorded by the Retail Banking Group reflects this assumed profit factor and must therefore be eliminated as a reconciling adjustment.
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statement of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

Note 9: Employee Benefits Programs

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

        During the third quarter of 2007, the Company elected to make an additional $445 million contribution to the Pension Plan as permitted by the funding policy. Total contributions for the nine months ended September 30, 2007 were $491 million. The Company anticipates no additional contributions to its Pension Plan in 2007.

  Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans

        The Company, as successor to previously acquired companies, has assumed responsibility for a number of nonqualified, noncontributory, unfunded postretirement benefit plans, including retirement restoration plans for certain employees, supplemental retirement plans for certain officers and multiple outside directors' retirement plans (the "Nonqualified Defined Benefit Plans"). Benefits under the retirement restoration plans are generally determined by the Company. Benefits under the supplemental retirement plans and outside directors' retirement plans are generally based on years of service.

        The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans (the "Other Postretirement Benefit Plans") that make medical and life insurance coverage available to eligible retired employees and their beneficiaries and covered dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services. A 1% change in assumed health care cost trend rates would not have a material impact on the service and interest cost or postretirement benefit obligation.

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$24	$2	$1	$22	$2	$1
Service cost	20	1	–	23	1	–
Expected return on plan assets	(36)	–	–	(32)	–	–
Amortization of prior service cost	3	–	–	3	–	–
Recognized net actuarial loss	–	–	–	4	–	–

Net periodic benefit cost	$11	$3	$1	$20	$3	$1

	Nine Months Ended September 30,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$71	$6	$2	$67	$6	$2
Service cost	62	2	–	66	2	–
Expected return on plan assets	(107)	–	–	(97)	–	–
Amortization of prior service cost	8	–	–	8	–	–
Recognized net actuarial loss	–	1	–	13	1	–

Net periodic benefit cost	$34	$9	$2	$57	$9	$2

Note 10: Subsequent Event

        On November 7, 2007, American Express issued a press release announcing that it has reached an agreement with Visa Inc., Visa USA and Visa International to drop Visa and five of its member banks, including the Company, as defendants in a lawsuit alleging that MasterCard, Visa and their member banks had blocked American Express from the bank-issued card business in the United States. The settlement amounts totaling $2.25 billion due to American Express under the agreement will be paid by Visa USA. Pursuant to separate agreements between Visa USA and the Company, the Company will be liable to Visa USA for $38 million of the settlement payments. In connection with the settlement, the Company recognized a $38 million charge to noninterest expense in its third quarter 2007 results of operations, representing $24 million, or $0.03 per diluted share, on an after-tax basis and recorded a corresponding liability at September 30, 2007 to establish a litigation settlement reserve, representing the Company's share of the settlement liability. The financial statements and other financial information included in this Quarterly Report on Form 10-Q include the effects of this agreement, which updates the preliminary third quarter 2007 financial results furnished on Form 8-K on October 17, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Credit Card Industry Litigation

        Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, including, in certain instances, the Company, have been involved in several different lawsuits challenging various practices of MasterCard and Visa. In November 2004, American Express filed an antitrust lawsuit (the "American Express Litigation") against the associations and several member banks, including the Company, alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits against the associations and several member banks, including the Company, alleging among other things, that the defendants conspired to fix the level of interchange fees. In addition, a number of cardholder class actions were filed against the associations and several member banks, including the Company, alleging that the associations, together with their member banks, conspired to fix the price of currency conversion services for credit card purchases made in a foreign currency by United States cardholders.

        On November 7, 2007, American Express issued a press release announcing that it has reached an agreement with Visa Inc., Visa USA and Visa International to drop Visa and five of its member banks, including the Company, as defendants in the American Express Litigation. The settlement amounts totaling $2.25 billion due to American Express under the agreement will be paid by Visa USA. Pursuant to separate agreements between Visa USA and the Company, the Company will be liable to Visa USA for $38 million of the settlement payments. Management believes that settlement of the American Express Litigation upon the foregoing terms is in the Company's best interest and results in a favorable outcome for the Company.

        In connection with the settlement, the Company recognized a $38 million charge to noninterest expense in its third quarter 2007 results of operations, and recorded a corresponding liability at September 30, 2007 to establish a litigation settlement reserve, representing the Company's share of the settlement liability. The financial statements and other financial information included in this Quarterly Report on Form 10-Q include the effects of this agreement, which updates the preliminary third quarter 2007 financial results furnished on Form 8-K on October 17, 2007.

        The lawsuits described above other than the American Express Litigation remain unresolved. At the present time, given the complexity of the issues raised in these remaining lawsuits, the Company is not in a position to predict with any degree of certainty the outcome of these lawsuits or estimate the impact of any potential losses, nor can it determine the effect, if any, these lawsuits and others involving the associations and banks may have on the competitive environment in the credit card industry.

  Discontinued Operations

        On December 31, 2006, Washington Mutual, Inc. ("Washington Mutual" or the "Company") exited the retail mutual fund management business and completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. Accordingly, this former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company's results of continuing operations for all periods presented on the Consolidated Statements of Income and in Note 8 to the Consolidated Financial Statements – "Operating Segments," and are presented in the aggregate as discontinued operations.

Cautionary Statements

        The Company's Form 10-Q and other documents that it files with the Securities and Exchange Commission ("SEC") contain forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. They may include projections of the Company's revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management's plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events that occur after that date. There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management's control or its ability to accurately forecast or predict. Significant among the factors are the following which are described in greater detail in "Business – Factors That May Affect Future Results" in the Company's 2006 Annual Report on Form 10-K:

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

    •
    General business, economic and market conditions; and

    •
    Reputational risk.

        Other significant factors are the following:

  Liquidity risk.

        Liquidity is essential to the Company's business. The Company's liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond the Company's control, such as a general market disruption. During 2007, there has been significant volatility in the capital markets. In the third quarter of 2007, this volatility led to a severe secondary mortgage market disruption resulting in an illiquid market for loans backed by nonconforming mortgage collateral. While these market conditions persist, the Company's ability to raise liquidity through the sale of mortgage loans in the secondary market will be adversely affected. The Company cannot predict with any degree of certainty how long these market conditions may continue, nor can it anticipate the degree of impact such market conditions will have on loan origination volumes and gain on sale results. In response to market conditions and events affecting the Company subsequent to the end of the quarter, (see Part II, Item 1 – "Legal Proceedings") several rating agencies have assigned a negative outlook to the Company. The Company cannot predict whether rating agencies will take further negative actions with respect to the Company's outlook or credit ratings. Such actions could have the effect of increasing the Company's borrowing costs. For further discussion of liquidity, see Management's Discussion and Analysis – "Liquidity Risk and Capital Management."

  Valuation risk.

        A portion of the Company's assets are carried at fair value, including: mortgage servicing rights, trading assets including certain retained interests from securitization activities, available-for-sale securities and derivatives. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases observable market prices and data may not be readily available or availability may be diminished due to market conditions. In those cases, different assumptions could result in significant changes in valuation.

        Each of the factors can significantly impact the Company's businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company's ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements.

Controls and Procedures

  Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act of 1934.

        Management reviews and evaluates the design and effectiveness of the Company's disclosure controls and procedures on an ongoing basis, which may result in the discovery of deficiencies, and improves its controls and procedures over time, correcting any deficiencies, as needed, that may have been discovered.

  Changes in Internal Control Over Financial Reporting

        Management reviews and evaluates the design and effectiveness of the Company's internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company's internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For management's assessment of the Company's internal control over financial reporting, refer to the Company's 2006 Annual Report on Form 10-K, "Management's Report on Internal Control Over Financial Reporting."

Overview

        Net income in the third quarter of 2007 was $186 million, a 75% decline from $748 million in the third quarter of 2006. The decline was largely the result of significant credit deterioration in the

Company's single-family residential mortgage loan portfolio and significant disruptions in the capital markets, including the severe contraction in secondary mortgage market liquidity for nonconforming residential loan products.

        Reflecting the significant credit deterioration, the Company recorded a provision for loan and lease losses of $967 million in the third quarter of 2007, compared with $166 million in the same quarter of the prior year. Growing inventories of unsold homes, rising foreclosure rates and a significant contraction in the availability of credit for nonconforming mortgage products exerted significant downward pressure on home prices in many parts of the country during the most recent quarter. Nationwide sales volume of existing homes in September 2007 was 19% lower than in September 2006, leading to a supply of unsold homes of approximately 10.5 months, a 44% increase from September 2006, while the national median sales price for existing homes declined by 4.2% between those same periods. With the downturn in the housing market, single-family residential mortgage delinquency levels have increased substantially and loss severity rates have grown significantly. These conditions resulted in an increase in the Company's nonperforming assets to total assets ratio from 0.69% at September 30, 2006 to 1.65% at September 30, 2007, while annualized net mortgage loan charge-offs as a percentage of the Company's average real estate loan portfolio increased from 0.12% in the third quarter of 2006 to 0.55% in the third quarter of 2007. The increase in loss severity rates was particularly evident in the subprime mortgage channel and home equity loans and lines of credit portfolios. With housing market conditions expected to deteriorate further, the Company expects that delinquencies and loss severities throughout its single-family residential mortgage portfolios will continue to increase in the fourth quarter of 2007.

        Noninterest income for the third quarter of 2007 was $1.38 billion, compared with $1.57 billion in the third quarter of 2006. Deteriorating credit conditions also caused significant disruptions in the secondary mortgage market, which adversely affected the Company's noninterest income results. Credit quality concerns and market uncertainty prompted market participants to avoid purchasing mortgage investment products backed by nonconforming loan collateral. As a result of the severe contraction in secondary market liquidity, the Company transferred approximately $17 billion of real estate loans to its loan portfolio during the third quarter of 2007, which represented substantially all of the Company's nonconforming loans that had been designated as held for sale prior to the market disruption. A downward adjustment of $147 million was recorded on the transferred loans as a result of widening credit spreads that were induced by the illiquid market conditions. Widening credit spreads also reduced the value of the Company's trading assets related to mortgage loan and credit card securitizations, leading to a net loss of $153 million in the most recent quarter, while a $104 million impairment charge was recognized on certain available-for-sale, investment-grade mortgage-backed securities. The Company generally expects the market-induced adjustments recorded on the transferred loans and the investment-grade mortgage-backed securities will be accreted through interest income in future periods with the appropriate accounting for any further credit-related deterioration. Disruptions in the capital markets have persisted into the fourth quarter of 2007, with continuing illiquid market conditions for nonconforming loans.

        Partially offsetting the losses were strong results from MSR valuation and risk management of $222 million for the third quarter of 2007, compared with a loss of $78 million in the same quarter of the prior year, as gains from the Company's MSR risk management instruments outpaced the decline in MSR fair value in the most recent quarter. While lower mortgage interest rates led to an overall increase in expected loan prepayment speeds, the detrimental effect to the MSR value from the increase was softened by the weakening housing market and the industry-wide contraction in home mortgage credit availability, both of which significantly reduced home loan refinancing volume.

        Net interest income was $2.01 billion in the third quarter of 2007, compared with $1.95 billion in the same quarter of 2006. The increase was due to the expansion of the net interest margin, which increased from 2.53% to 2.86% between those periods. The increase was primarily due to the upward repricing of the loan portfolio, reflecting, in part, the $17.5 billion sale of lower yielding, medium-term adjustable-rate home loans in the first quarter of 2007. The Company's wholesale borrowings continue to be primarily indexed to 3-month LIBOR. Citing the deterioration in housing market conditions, the Federal Reserve has reduced the target Federal Funds rate by 75 basis points to 4.50% since the end of the second quarter of 2007. Although a rate cut of this magnitude would normally elicit a favorable response in the margin, spreads between the Federal Funds rate and 3-month LIBOR, which averaged 11 basis points during the first half of 2007, widened to 48 basis points at the end of the third quarter as a result of the significant disruptions in the capital markets. Accordingly, the Company's wholesale borrowing costs will be marginally higher until spreads return to a more normalized range.

        At September 30, 2007, the Company's estimated total risk-based capital ratio was 10.67% and its estimated Tier 1 leverage ratio was 5.86%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company continues to retain sufficient capital and ready access to diversified sources of liquidity to enable asset growth and other capital deployment activities.

Critical Accounting Estimates

        The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America ("GAAP") requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the financial statements. Various elements of the Company's accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those the Company applied, which might have produced different results that could have had a material effect on the financial statements.

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

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of September 30, 2007. The nature of these judgments, estimates and assumptions are described in greater detail in the Company's 2006 Annual Report on Form 10-K in the "Critical Accounting Estimates" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

        An important change to the Company's critical accounting estimates since December 31, 2006 involves the valuation methodology used to estimate the fair value of its MSR asset, as discussed below:

  Fair Value of Certain Financial Instruments and Other Assets

  Mortgage Servicing Rights

        In June 2007, the Company implemented a model that is based on an option-adjusted spread ("OAS") valuation methodology to estimate the fair value of substantially all of its MSR asset. The model projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates to arrive at an estimate of the fair value of the MSR asset. Models used to value MSR assets, including those employing the OAS valuation methodology, are highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs materially from the expected prepayment speeds used in the Company's model, this difference may result in a material change in MSR fair value. In response to the weakening housing market during the third quarter of 2007, the Company updated its prepayment assumptions. Independent broker surveys of the fair value of the mortgage servicing rights are obtained at least quarterly, and are used by management in conjunction with other available market-based evidence including pricing of similar securities to evaluate the reasonableness of the fair value estimate. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption "Revenue from sales and servicing of home mortgage loans."

Recently Issued Accounting Standards Not Yet Adopted

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,014	$1,947	$6,131	$6,123
Net interest margin	2.86%	2.53%	2.85%	2.64%
Noninterest income	$1,379	$1,570	$4,678	$4,786
Noninterest expense	2,191	2,184	6,434	6,551
Net income	186	748	1,801	2,501
Basic earnings per common share:
Income from continuing operations	$0.21	$0.78	$2.05	$2.59
Income from discontinued operations	–	0.01	–	0.03

Net income	0.21	0.79	2.05	2.62
Diluted earnings per common share:
Income from continuing operations	0.20	0.76	1.99	2.51
Income from discontinued operations	–	0.01	–	0.03

Net income	0.20	0.77	1.99	2.54
Basic weighted average number of common shares outstanding (in thousands)	857,005	941,898	866,864	954,062
Diluted weighted average number of common shares outstanding (in thousands)	876,002	967,376	889,534	981,997
Dividends declared per common share	$0.56	$0.52	$1.65	$1.53
Return on average assets	0.23%	0.86%	0.74%	0.96%
Return on average common equity	3.03	11.47	9.96	12.68
Efficiency ratio(1)(2)	64.55	62.09	59.53	60.05
Asset Quality (at period end)
Nonaccrual loans(3)	$4,577	$1,987	$4,577	$1,987
Foreclosed assets	874	405	874	405

Total nonperforming assets(3)	5,451	2,392	5,451	2,392
Nonperforming assets(3) to total assets	1.65%	0.69%	1.65%	0.69%
Allowance for loan and lease losses	$1,889	$1,550	$1,889	$1,550
Allowance as a percentage of loans held in portfolio	0.80%	0.64%	0.80%	0.64%
Credit Performance
Provision for loan and lease losses	$967	$166	$1,574	$472
Net charge-offs	421	154	876	375
Capital Adequacy (at period end)
Stockholders' equity to total assets	7.25%	7.58%	7.25%	7.58%
Tangible equity to total tangible assets(4)	5.60	5.86	5.60	5.86
Total risk-based capital to total risk-weighted assets(5)	10.67	11.10	10.67	11.10
Tier 1 leverage(5)	5.86	6.28	5.86	6.28
Per Common Share Data
Book value per common share (at period end)(6)	$27.18	$27.65	$27.18	$27.65
Market prices:
High	43.68	46.42	45.56	46.48
Low	32.57	41.47	32.57	41.47
Period end	35.31	43.47	35.31	43.47
Supplemental Data
Total home loan volume	22,329	37,168	83,568	124,210
Total loan volume(7)	37,070	49,368	125,978	159,309

(1)
Based on continuing operations.
(2)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)
Excludes nonaccrual loans held for sale.
(4)
Excludes unrealized net gain/loss on available-for-sale securities and cash flow hedging instruments, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Minority interests of $2.94 billion for September 30, 2007 and $1.96 billion for September 30, 2006 are included in the numerator.
(5)
The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.
(6)
Excludes six million shares held in escrow.
(7)
Includes mortgage loans purchased from recognized subprime lenders and mortgage loans originated under the Long Beach Mortgage name of $483 million and $9.40 billion for the three months ended September 30, 2007 and 2006, and $6.42 billion and $24.69 billion for the nine months ended September 30, 2007 and 2006.

Earnings Performance from Continuing Operations

        Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended September 30,
	2007			2006
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets
Interest-earning assets(1):
Federal funds sold and securities purchased under agreements to resell	$4,349	5.43%	$60	$5,085	5.38%	$70
Trading assets	4,509	9.54	108	6,264	8.92	140
Available-for-sale securities(2):
Mortgage-backed securities	20,815	5.60	291	21,770	5.42	295
Investment securities	7,721	5.21	101	6,628	5.04	84
Loans held for sale	13,344	7.41	248	25,667	6.75	435
Loans held in portfolio(3):
Loans secured by real estate:
Home loans(4)(5)	97,398	6.48	1,579	123,355	5.94	1,830
Home equity loans and lines of credit(5)	57,469	7.56	1,094	52,646	7.53	998
Subprime mortgage channel(6)	20,405	6.63	338	20,207	6.26	316
Home construction(7)	2,056	6.90	35	2,059	6.41	33
Multi-family	30,058	6.63	498	27,100	6.42	435
Other real estate	7,418	6.99	131	5,696	6.76	98

Total loans secured by real estate	214,804	6.83	3,675	231,063	6.41	3,710
Consumer:
Credit card	10,332	10.28	268	9,058	11.39	260
Other	233	14.83	8	284	12.57	9
Commercial	1,979	8.25	41	1,760	7.33	33

Total loans held in portfolio	227,348	7.01	3,992	242,165	6.61	4,012
Other	5,177	4.33	56	5,248	5.21	69

Total interest-earning assets	283,263	6.84	4,856	312,827	6.51	5,105
Noninterest-earning assets:
Mortgage servicing rights	6,901			7,201
Goodwill	9,056			8,339
Other assets	21,255			21,175

Total assets	$320,475			$349,542

(This table is continued on the next page.)

(1)
Nonaccrual assets and related income, if any, are included in their respective categories.
(2)
The average balance and yield are based on average amortized cost balances.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $94 million and $119 million for the three months ended September 30, 2007 and 2006.
(4)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $345 million and $296 million for the three months ended September 30, 2007 and 2006.
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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$28,492	2.36%	$169	$34,866	2.90%	$255
Savings and money market deposits	57,377	3.32	480	49,144	3.19	396
Time deposits	80,719	4.92	1,001	90,001	4.76	1,088

Total interest-bearing deposits	166,588	3.93	1,650	174,011	3.95	1,739
Federal funds purchased and commercial paper	2,991	5.40	41	7,382	5.31	99
Securities sold under agreements to repurchase	8,617	5.34	116	15,676	5.39	216
Advances from Federal Home Loan Banks	34,128	5.39	464	52,886	5.28	711
Other	40,567	5.60	571	27,815	5.59	393

Total interest-bearing liabilities	252,891	4.46	2,842	277,770	4.48	3,158

Noninterest-bearing sources:
Noninterest-bearing deposits	32,061			34,901
Other liabilities	8,584			8,765
Minority interests	2,945			1,959
Stockholders' equity	23,994			26,147

Total liabilities and stockholders' equity	$320,475			$349,542

Net interest spread and net interest income		2.38	$2,014		2.03	$1,947

Impact of noninterest-bearing sources		0.48			0.50
Net interest margin		2.86			2.53

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
			(dollars in millions)
Assets
Interest-earning assets(1):
Federal funds sold and securities purchased under agreements to resell	$4,083	5.41%	$165	$4,422	5.04%	$169
Trading assets	5,029	8.73	329	8,831	7.60	503
Available-for-sale securities(2):
Mortgage-backed securities	19,493	5.49	803	21,318	5.35	854
Investment securities	7,100	5.10	272	5,842	4.88	214
Loans held for sale	24,924	6.59	1,232	26,659	6.45	1,292
Loans held in portfolio(3):
Loans secured by real estate:
Home loans(4)(5)	95,194	6.46	4,611	122,232	5.76	5,282
Home equity loans and lines of credit(5)	54,988	7.57	3,114	52,068	7.26	2,830
Subprime mortgage channel(6)	20,389	6.70	1,025	19,939	6.14	918
Home construction(7)	2,053	6.72	103	2,062	6.41	99
Multi-family	29,768	6.61	1,476	26,388	6.19	1,226
Other real estate	7,011	7.02	368	5,482	6.85	284

Total loans secured by real estate	209,403	6.82	10,697	228,171	6.22	10,639
Consumer:
Credit card	10,443	10.78	842	8,442	11.16	704
Other	251	13.37	25	499	10.84	40
Commercial	1,910	7.98	114	1,925	6.67	97

Total loans held in portfolio	222,007	7.02	11,678	239,037	6.41	11,480
Other	3,585	5.01	134	5,191	4.74	185

Total interest-earning assets	286,221	6.81	14,613	311,300	6.30	14,697
Noninterest-earning assets:
Mortgage servicing rights	6,665			8,151
Goodwill	9,054			8,313
Other assets	20,813			19,546

Total assets	$322,753			$347,310

(This table is continued on the next page.)

(1)
Nonaccrual assets and related income, if any, are included in their respective categories.
(2)
The average balance and yield are based on average amortized cost balances.
(3)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $328 million and $334 million for the nine months ended September 30, 2007 and 2006.
(4)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $1.05 billion and $735 million for the nine months ended September 30, 2007 and 2006.
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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$30,216	2.50%	$566	$37,615	2.59%	$728
Savings and money market deposits	57,079	3.31	1,413	47,367	2.81	997
Time deposits	85,520	4.95	3,166	80,970	4.42	2,695

Total interest-bearing deposits	172,815	3.98	5,145	165,952	3.55	4,420
Federal funds purchased and commercial paper	2,999	5.43	122	7,537	4.92	279
Securities sold under agreements to repurchase	9,698	5.40	392	16,294	4.95	612
Advances from Federal Home Loan Banks	30,740	5.38	1,237	60,197	4.84	2,203
Other	37,782	5.61	1,586	26,901	5.23	1,060

Total interest-bearing liabilities	254,034	4.46	8,482	276,881	4.11	8,574

Noninterest-bearing sources:
Noninterest-bearing deposits	32,533			34,179
Other liabilities	9,222			8,445
Minority interests	2,686			1,497
Stockholders' equity	24,278			26,308

Total liabilities and stockholders' equity	$322,753			$347,310

Net interest spread and net interest income		2.35	$6,131		2.19	$6,123

Impact of noninterest-bearing sources		0.50			0.45
Net interest margin		2.85			2.64

  Net Interest Income

        Net interest income increased $67 million and $8 million for the three and nine months ended September 30, 2007 compared with the same periods in 2006 due to an increase in the net interest margin, partially offset by a decline in average interest-earning assets and average interest-bearing liabilities. The increase in the net interest margin from 2.53 percent in the third quarter of last year to 2.86 percent in the third quarter of 2007 was primarily due to the upward repricing of the loan portfolio, reflecting, in part, the $17.5 billion sale of lower yielding, medium-term adjustable-rate home loans in the first quarter of 2007.

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$161	$118	37%	$586	$603	(3)%
Revenue from sales and servicing of consumer loans	418	355	18	1,264	1,155	9
Depositor and other retail banking fees	740	655	13	2,125	1,875	13
Credit card fees	209	165	27	564	456	24
Securities fees and commissions	67	52	28	197	161	23
Insurance income	29	31	(6)	87	97	(10)
Gain (loss) on trading assets	(153)	68	–	(406)	(74)	453
Loss on other available-for-sale securities	(99)	(1)	–	(58)	(8)	611
Other income	7	127	(95)	319	521	(39)

Total noninterest income	$1,379	$1,570	(12)	$4,678	$4,786	(2)

  Revenue from sales and servicing of home mortgage loans

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain (loss) from home mortgage loans and originated mortgage-backed securities(1)	$(169)	$206	–%	$45	$563	(92)%
Revaluation gain (loss) from derivatives economically hedging loans held for sale	(53)	(87)	(40)	20	17	14

Gain (loss) from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	(222)	119	–	65	580	(89)
Servicing activity:
Home mortgage loan servicing revenue(2)	516	525	(2)	1,557	1,683	(7)
Change in MSR fair value due to payments on loans and other	(351)	(410)	(14)	(1,109)	(1,279)	(13)
Change in MSR fair value due to valuation inputs or assumptions	(201)	(469)	(57)	233	379	(39)
Revaluation gain (loss) from derivatives economically hedging MSR	419	353	19	(160)	(603)	(73)
Adjustment to MSR fair value for MSR sale	–	–	–	–	(157)	–

Home mortgage loan servicing revenue (expense), net of MSR valuation changes and derivative risk management instruments	383	(1)	–	521	23	–

Total revenue from sales and servicing of home mortgage loans	$161	$118	37	$586	$603	(3)

(1)
Originated mortgage-backed securities represent available-for-sale securities retained on the balance sheet subsequent to the securitization of mortgage loans that were originated by the Company.
(2)
Includes contractually specified servicing fees (net of guarantee fees paid to housing government-sponsored enterprises, where applicable), late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors and that which is collected from borrowers upon payoff).

        The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$(201)	$(469)	$233	$379
Gain (loss) on MSR risk management instruments:
Revaluation gain (loss) from derivatives	419	353	(160)	(603)
Revaluation gain (loss) from certain trading securities	4	39	4	(50)
Loss from certain available-for-sale securities	–	(1)	–	(1)

Total gain (loss) on MSR risk management instruments	423	391	(156)	(654)

Total changes in MSR valuation and risk management	$222	$(78)	$77	$(275)

        The following tables reconcile gains (losses) on investment securities that are designated as MSR risk management instruments to gain (loss) on trading assets and loss on other available-for-sale securities that are reported within noninterest income during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Gain (loss) on trading assets resulting from:
MSR risk management instruments	$4	$39	$4	$(50)
Other	(157)	29	(410)	(24)

Total gain (loss) on trading assets	$(153)	$68	$(406)	$(74)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Loss on other available-for-sale securities resulting from:
MSR risk management instruments	$–	$(1)	$–	$(1)
Other	(99)	–	(58)	(7)

Total loss on other available-for-sale securities	$(99)	$(1)	$(58)	$(8)

        Gain (loss) from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments (net gain on sale), was a loss of $222 million in the third quarter of 2007, compared with a gain of $119 million in the same period of the prior year, and a gain of $65 million for the nine months ended September 30, 2007, compared with a gain of $580 million for the same period in 2006. As mortgage delinquencies and loss severities across all single-family residential borrower classes accelerated during 2007, risk tolerances among secondary market participants significantly contracted in the third quarter, resulting in an illiquid market for substantially all loans not eligible for purchase by the housing government-sponsored enterprises. The Company responded to the liquidity contraction that developed during the third quarter by transferring into its loan portfolio approximately $15 billion of single-family residential loans, which were substantially comprised of nonconforming products that had initially been designated as held for sale prior to the contraction. A $139 million downward adjustment on the transferred loans was recorded in the third quarter, reflecting the widening of secondary market credit spreads that accompanied the liquidity disruption. With the decrease in liquidity for nonconforming loans, home loan sales volume totaled $9.03 billion in the third quarter, a 70% decline from $30.24 billion in the third quarter of 2006.

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

        The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than expected. Moreover, since most loans within the servicing portfolio do not impose prepayment fees for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. The fair value of the MSR is estimated from the present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential declines in fair value. During the second quarter of 2007, the Company adopted an option-adjusted spread ("OAS") valuation methodology for estimating the fair value of substantially all of its MSR asset. This methodology projects MSR cash flows over multiple interest rate scenarios, and discounts those cash flows using risk-adjusted discount rates to arrive at an estimate of the fair value of the MSR asset. As the Company's OAS model was calibrated to the prior model's valuation results, the conversion to the new methodology did not result in a fair value adjustment to the Company's MSR asset upon its implementation.

        MSR valuation and risk management results were gains of $222 million and $77 million for the three and nine months ended September 30, 2007, compared with losses of $78 million and $275 million for the same periods in 2006. Decreases in mortgage interest rates during the third quarters of 2007 and 2006 led to a decline in MSR value, as expected prepayment speeds increased, and a corresponding increase in value of risk management instruments. However, the impact of lower interest rates on projected MSR prepayment speeds in the third quarter of 2007 was mitigated by the weakening housing market, tighter underwriting standards across the mortgage banking industry and higher rates for nonconforming loan products, all of which reduced the opportunity for borrowers to refinance. The performance of the MSR risk management instruments was adversely affected by the flat-to-inverted slope of the yield curve for the three and nine months ended September 30, 2006, which had the effect of increasing hedging costs during both of those periods.

        Home mortgage loan servicing revenue decreased by $9 million and $126 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006. The decrease for the nine month period was largely the result of the sale of $2.53 billion of mortgage servicing rights in July 2006. Those declines were more than offset by a decrease in the rate of MSR fair value changes from loan payments of $59 million and $170 million for the same comparative periods, as actual payment rates on the servicing portfolio decreased in the third quarter of 2007 due to significantly lower levels of refinancing activity.

  All Other Noninterest Income Analysis

        Revenue from sales and servicing of consumer loans increased $63 million and $109 million for the three and nine months ended September 30, 2007 compared with the same periods in 2006. The increase was due to growth in sales revenue as a result of higher credit card securitization volume, which increased 15% and 10% for the three and nine months ended September 30, 2007, compared with the same periods in 2006.

        Depositor and other retail banking fees increased $85 million and $250 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006, predominantly due to higher transaction fees and an increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at September 30, 2007 totaled approximately 10.8 million compared with approximately 9.4 million at September 30, 2006.

        Credit card fees increased $44 million and $108 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006, reflecting growth in the average balance of the credit card portfolio.

        Securities fees and commissions increased $15 million and $36 million for the three and nine months ended September 30, 2007 due to an increase in the volume of mutual fund and annuity sales.

        Gain (loss) on trading assets decreased $221 million and $332 million for the three and nine months ended September 30, 2007. As credit spreads widened, the value of trading assets related to mortgage loan and credit card securitizations decreased, resulting in a net loss of $153 million during the most recent quarter. At September 30, 2007, the fair value of subprime residuals was $37 million.

        Loss on other available-for-sale securities increased $98 million and $50 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006, resulting from impairment of $104 million, primarily from investment-grade mortgage-backed securities, during the third quarter of 2007. For the nine months ended September 30, 2007, the impairment was partially offset by gains from sales of mortgage-backed securities during the first half of the year.

        The decrease in other income of $120 million and $202 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily resulted from revaluation losses in the current quarter on derivatives held for interest-rate risk management purposes. Also contributing to the decrease were increased losses related to equity method investments. In addition, included in the nine months ended September 30, 2006 was a $134 million goodwill litigation award recorded in the first quarter of 2006 from the partial settlement of the Company's claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Compensation and benefits	$910	$939	(3)%	$2,889	$2,992	(3)%
Occupancy and equipment	371	408	(9)	1,102	1,235	(11)
Telecommunications and outsourced information services	135	142	(5)	396	421	(6)
Depositor and other retail banking losses	71	57	23	190	165	15
Advertising and promotion	125	124	1	337	335	–
Professional fees	52	57	(10)	145	138	5
Postage	112	110	1	325	356	(8)
Foreclosed asset expense	82	32	154	177	83	112
Other expense	333	315	6	873	826	6

Total noninterest expense	$2,191	$2,184	–	$6,434	$6,551	(2)

        Occupancy and equipment expense decreased $37 million and $133 million for the three and nine months ended September 30, 2007, compared with the same periods in 2006. The decrease was primarily due to expenses incurred of $28 million and $85 million for the three and nine months ended September 30, 2006 related to the Company's productivity and efficiency initiatives.

        The increase in depositor and other retail banking losses for the three and nine months ended September 30, 2007, compared with the same periods in 2006, was primarily due to the increase in higher loss levels for returned deposited items and overdrawn account losses.

        The increase in foreclosed asset expense for the three and nine months ended September 30, 2007, compared with the same periods in 2006, was due to higher foreclosures reflecting the deterioration in the credit environment and further weakening in the housing market. The total number of foreclosed properties has increased as has the average number of days properties have been held in inventory.

  Income Taxes

        For the three months ended September 30, 2007, a tax benefit of $4 million was recorded, compared with a provision of $394 million for the same period in the prior year. The three months ended September 30, 2007 includes an adjustment that reduced income tax expense for the first nine months of the year to reflect the Company's best estimate of the full year 2007 effective income tax rate as required by accounting rules.

Review of Financial Condition

        Available-for-sale securities consisted of the following:

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	7,509	28	(83)	7,454
Private label	13,295	28	(242)	13,081

Total mortgage-backed securities	20,832	56	(326)	20,562
Investment securities:
U.S. Government	12	–	–	12
Agency	3,977	6	(15)	3,968
U.S. states and political subdivisions	1,824	9	(26)	1,807
Other debt securities	1,777	7	(29)	1,755
Equity securities	303	–	(1)	302

Total investment securities	7,893	22	(71)	7,844

Total available-for-sale securities	$28,725	$78	$(397)	$28,406

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,657	55	(85)	8,627
Private label	10,008	43	(104)	9,947

Total mortgage-backed securities	18,693	98	(190)	18,601
Investment securities:
U.S. Government	403	–	(6)	397
Agency	3,350	9	(33)	3,326
U.S. states and political subdivisions	1,330	18	(3)	1,345
Other debt securities	1,209	16	(4)	1,221
Equity securities	88	1	(1)	88

Total investment securities	6,380	44	(47)	6,377

Total available-for-sale securities	$25,073	$142	$(237)	$24,978

        Unrealized losses on available-for-sale securities were $397 million at September 30, 2007, primarily due to private label mortgage-backed securities. Declines in the fair value of available-for-sale securities resulted, in part, from wider credit spreads that resulted from the downturn in the housing market.

        The realized gross gains and losses on available-for-sale securities for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Realized gross gains	$12	$20	$71	$120
Realized gross losses	(111)	(21)	(129)	(122)

Realized net loss	$(99)	$(1)	$(58)	$(2)

        The Company monitors securities in its available-for-sale investment portfolio for impairment. Impairment may result from either credit deterioration or from changes in market rates relative to the interest rate of the instrument. The Company considers many factors in determining whether the impairment is other than temporary, including but not limited to the length of time the security has had a market value less than the cost basis, the severity of the unrealized loss, the Company's intent and ability to hold the security for a period of time sufficient for a recovery in value, issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions. The Company recognized losses of $104 million in earnings, representing impairment on certain investment-grade mortgage-backed securities where the reduction in fair value was deemed to be other than temporary at September 30, 2007.

  Loans

        Total loans consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Loans held for sale	$7,586	$44,970

Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$105,860	$99,479
Home equity loans and lines of credit(1)	59,120	52,882
Subprime mortgage channel(2):
Home loans	17,285	18,725
Home equity loans and lines of credit	2,711	2,042
Home construction(3)	2,110	2,082
Multi-family	30,831	30,161
Other real estate	8,335	6,745

Total loans secured by real estate	226,252	212,116
Consumer:
Credit card	8,791	10,861
Other	224	276
Commercial	1,865	1,707

Total loans held in portfolio(4)	$237,132	$224,960

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
(4)
Includes net unamortized deferred loan costs of $1.33 billion and $1.48 billion at September 30, 2007 and December 31, 2006.

        Due to the illiquid market, residential mortgage loans designated as held for sale at September 30, 2007 were largely limited to those loans eligible for purchase by the housing government-sponsored enterprises. The December 31, 2006 balance of loans held for sale included approximately $17.5 billion of medium-term adjustable-rate home loans which were transferred during the fourth quarter of 2006 from loans held in portfolio to loans held for sale. These loans were subsequently sold during the first quarter of 2007.

        Total home loans held in portfolio consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$57,846	$63,557
Other ARMs	8,468	6,791

Total short-term adjustable-rate loans	66,314	70,348
Medium-term adjustable-rate loans(3)	34,359	26,232
Fixed-rate loans	5,187	2,899

Home loans held in portfolio(4)	105,860	99,479
Subprime mortgage channel	17,285	18,725

Total home loans held in portfolio	$123,145	$118,204

(1)
Short-term adjustable-rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.50 billion and $888 million at September 30, 2007 and December 31, 2006.
(3)
Medium-term adjustable-rate loans reprice after one year.
(4)
Excludes home loans in the subprime mortgage channel.

        The loans held in portfolio balance at September 30, 2007 includes approximately $17 billion of nonconforming loans previously designated as loans held for sale prior to the market disruption experienced during the third quarter of 2007. The transferred loans were comprised of approximately $15 billion of single-family residential mortgages and approximately $2 billion of multi-family and other real estate loans. Partially offsetting this increase was a decrease in Option ARM loans, reflecting the slowdown in the housing market and an interest rate environment in which loan products with longer repricing frequencies are priced more favorably than short-term adjustable-rate loans.

  Other Assets

        Other assets consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Accounts receivable	$4,881	$5,566
Investment in bank-owned life insurance	5,018	4,373
Premises and equipment	2,870	3,042
Accrued interest receivable	1,942	1,941
Derivatives	1,451	748
Identifiable intangible assets	423	556
Foreclosed assets	874	480
Other	3,543	3,231

Total other assets	$21,002	$19,937

  Deposits

        Deposits consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$23,721	$22,838
Interest bearing	27,277	32,723

Total checking deposits	50,998	55,561
Savings and money market deposits	43,360	41,943
Time deposits	50,740	46,821

Total retail deposits	145,098	144,325
Commercial business and other deposits	16,536	15,175
Brokered deposits:
Consumer	17,484	22,299
Institutional	8,107	22,339
Custodial and escrow deposits	7,055	9,818

Total deposits	$194,280	$213,956

        Institutional brokered deposits decreased $14.23 billion or 64% from December 31, 2006, largely due to the reduced funding needs during the first half of the year.

        Transaction accounts (checking, savings and money market deposits) comprised 65% of retail deposits at September 30, 2007 and 68% at December 31, 2006. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 70% of average total interest-earning assets in the third quarter of 2007, compared with 68% in the fourth quarter of 2006.

  Borrowings

        FHLB advances of $52.53 billion at September 30, 2007 increased $8.23 billion from December 31, 2006, and $31.12 billion from June 30, 2007. In response to the diminished liquidity in the secondary market for loans backed by nonconforming mortgage collateral, the Company increased its FHLB advances during the third quarter to provide funding for the origination of nonconforming mortgage loans, which were added to the loan portfolio. The advances were also used to augment the amount of cash and cash equivalents on hand at September 30, 2007.

  Capital Surplus-Common Stock

        The Company's capital surplus totaled $2.58 billion at September 30, 2007, compared with $5.83 billion at December 31, 2006. The decrease was due to the Company's common stock repurchase transactions. During the nine months ended September 30, 2007, the Company repurchased approximately 82 million of its common shares.

Operating Segments

        The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Company's operating segments are defined by the products and services they offer. The Retail Banking

Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations as well as the Treasury function, which manages the Company's interest rate risk, liquidity position and capital. The Corporate Support function provides facilities, legal, accounting and finance, human resources and technology services. The activities of the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk, are also reported in this category. Refer to Note 8 to the Consolidated Financial Statements – "Operating Segments" for information regarding the key elements of management reporting methodologies used to measure segment performance.

        The Company serves the needs of 19.9 million consumer households through its 2,212 retail banking stores, 463 lending stores and centers, 3,968 ATMs, telephone call centers and online banking.

        Financial highlights by operating segment were as follows:

  Retail Banking Group

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
	(dollars in millions)
Condensed income statement:
Net interest income	$1,302	$1,260	3%	$3,861	$3,929	(2)%
Provision for loan and lease losses	318	53	495	471	120	291
Noninterest income	833	738	13	2,404	2,140	12
Inter-segment revenue	14	17	(14)	57	47	23
Noninterest expense	1,155	1,079	7	3,367	3,268	3

Income from continuing operations before income taxes	676	883	(23)	2,484	2,728	(9)
Income taxes	223	337	(34)	901	1,043	(14)

Income from continuing operations	453	546	(17)	1,583	1,685	(6)
Income from discontinued operations	–	9	–	–	27	–

Net income	$453	$555	(18)	$1,583	$1,712	(8)

Performance and other data:
Efficiency ratio	53.75%	53.55%	–	53.26%	53.44%	–
Average loans	$147,357	$180,829	(19)	$150,731	$179,216	(16)
Average assets	157,196	191,288	(18)	160,559	189,587	(15)
Average deposits	144,921	139,954	4	144,738	139,276	4
Loan volume	6,469	4,965	30	17,301	16,274	6
Employees at end of period	28,263	27,998	1	28,263	27,998	1

        Net interest income increased $42 million, or 3%, for the three months ended September 30, 2007, compared with the same period in 2006, predominantly due to higher transfer pricing credits and average balances of deposits. Partially offsetting this increase was a decline in the average balance of home mortgage loans. During the third quarter of 2007, approximately $7 billion of originated home mortgage loans were designated as held for investment and retained by the Home Loans Group rather than sold to the Retail Banking Group. The decrease in net interest income for the nine months ended September 30, 2007, compared with the same period in 2006, was substantially due to a decline in the average balance of home mortgage loans, reflecting the transfer of approximately $17.5 billion medium-term adjustable-rate portfolio home loans in the fourth quarter of 2006 to held for sale in the Home Loans Group, which were subsequently sold in the first quarter of 2007, and a decline in Option ARM average balances. Partially offsetting this decrease were higher average balances of deposits.

        The provision for loan and lease losses increased in response to the weakness in the housing market, resulting in higher delinquencies in both home equity and home mortgage loans.

        The increase in noninterest income was substantially due to growth in depositor and other retail banking fees of 13% during the three and nine months ended September 30, 2007, reflecting higher transaction fee volume that was largely attributable to higher transaction fees and the strong increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing retail checking accounts at September 30, 2007 totaled approximately 10.8 million, compared with approximately 9.4 million at September 30, 2006. Noninterest income for the nine months ended September 30, 2006 included a $21 million incentive payment received as part of the Company's migration of its debit card business to MasterCard.

        Noninterest expense increased due to higher performance-based incentive compensation and benefits among employees within the retail banking franchise and an increase in foreclosed asset expense and depositor losses. Partially offsetting this increase was a decrease in technology expense resulting from operating efficiencies.

  Card Services Group (Managed basis)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Condensed income statement:
Net interest income	$689	$633	9%	$2,004	$1,866	7%
Provision for loan and lease losses	611	345	77	1,523	1,092	39
Noninterest income	399	343	16	1,267	1,076	18
Inter-segment expense	5	2	255	14	4	322
Noninterest expense	358	294	22	984	884	11

Income before income taxes	114	335	(66)	750	962	(22)
Income taxes	37	128	(71)	276	368	(25)

Net income	$77	$207	(63)	$474	$594	(20)

Performance and other data:
Efficiency ratio	33.11%	30.16%	10	30.24%	30.08%	1
Average loans	$25,718	$21,706	18	$24,527	$20,762	18
Average assets	28,206	24,236	16	27,010	23,354	16
Employees at end of period	2,878	2,667	8	2,878	2,667	8

        The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses.

        The increase in net interest income was substantially due to growth in average loan balances. Partially offsetting this increase was a decline in yields.

        The increase in the provision for loan and lease losses reflects recent increases in delinquencies and lower levels of anticipated recoveries, as the increase in average loan balances was primarily driven by growth in newer loan vintages, which tend to be more promotionally priced.

        Noninterest income increased for the three and nine months ended September 30, 2007, compared with the same periods in 2006, substantially due to higher fee income from growth in managed credit card receivables and higher securitization volume, partially offset by downward adjustments to credit card securitization retained interests resulting from the disruption in the capital markets.

        Higher noninterest expense resulted primarily from a $38 million credit card litigation settlement agreement, increased marketing and postage expenses supporting the increase in the number of credit card accounts and the transfer of certain back office functions from the Retail Banking Group to the Card Services Group.

  Commercial Group

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Condensed income statement:
Net interest income	$193	$159	22%	$588	$488	20%
Provision for loan and lease losses	12	(2)	–	5	(12)	–
Noninterest income	(34)	25	–	41	54	(22)
Noninterest expense	67	60	12	214	184	17

Income before income taxes	80	126	(37)	410	370	11
Income taxes	26	48	(46)	150	141	6

Net income	$54	$78	(32)	$260	$229	14

Performance and other data:
Efficiency ratio	41.88%	32.21%	30	34.03%	33.92%	–
Average loans	$38,333	$32,414	18	$38,586	$31,774	21
Average assets	40,661	34,560	18	40,946	33,997	20
Average deposits	7,851	2,323	238	5,939	2,274	161
Loan volume	4,054	3,104	31	12,073	8,835	37
Employees at end of period	1,421	1,242	14	1,421	1,242	14

        The increase in net interest income was primarily due to increased interest income resulting from growth in multi-family and non-residential real estate loan balances. Also contributing to the increase was growth in average balances of money market deposits. Average loan balances at September 30, 2007 reflect the acquisition of Commercial Capital Bancorp, Inc. on October 1, 2006.

        The increase in provision for loan and lease losses was primarily due to higher balances of loans and higher delinquencies.

        The decrease in noninterest income was primarily due to revaluation losses on derivatives held to economically hedge loans held for sale.

        The increase in noninterest expense primarily reflects the addition of Commercial Capital Bancorp, Inc. on October 1, 2006 and higher compensation and benefits and commission expense due to an increase in employee headcount and higher loan volume.

  Home Loans Group

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
	(dollars in millions)
Condensed income statement:
Net interest income	$183	$276	(34)%	$644	$904	(29)%
Provision for loan and lease losses	323	84	286	474	141	235
Noninterest income	184	314	(41)	736	1,176	(37)
Inter-segment expense	9	15	(42)	43	43	–
Noninterest expense	554	528	5	1,622	1,765	(8)

Income (loss) before income taxes	(519)	(37)	–	(759)	131	–
Income taxes (benefit)	(171)	(14)	–	(261)	50	–

Net income (loss)	$(348)	$(23)	–	$(498)	$81	–

Performance and other data:
Efficiency ratio	154.63%	92.00%	68	121.30%	86.65%	40
Average loans	$43,737	$45,407	(4)	$46,733	$46,419	1
Average assets	61,068	70,563	(13)	64,212	73,199	(12)
Average deposits	13,745	20,659	(33)	15,995	19,120	(16)
Loan volume	26,434	41,241	(36)	96,312	134,037	(28)
Employees at end of period	12,167	13,857	(12)	12,167	13,857	(12)

        The decrease in net interest income was substantially due to a decrease in the funds transfer pricing credit resulting from a decline in the average balance of custodial and escrow deposits and the transfer of approximately $15 billion of loans held for sale to this segment's held for investment portfolio during the third quarter of 2007. The spread between the yield and the funds transfer charge on loans held for investment is not as favorable as on loans held for sale.

        The increase in the provision for loan and lease losses reflects the impact of transferring loans that were not agency-conforming to the held for investment portfolio and the downturn in the housing market. This downturn resulted in increased delinquencies and higher loss severities as certain customers were unable to meet their mortgage payments.

        The decrease in noninterest income for the three and nine months ended September 30, 2007, compared with the same periods in 2006, was primarily due to reduced gain on sale from an illiquid secondary market and decreased sales volume, including a reduced volume of loans sold to the Retail Banking Group. Partially offsetting this decrease was increased income from MSR valuation and risk management activities.

        The increase in noninterest expense for the three months ended September 30, 2007, compared with the same period in 2006, was primarily due to an increase in foreclosed asset expense resulting from increased defaults and downward valuation adjustments. This increase was partially offset by a decline in loan originations and related expenses, including a reduction in headcount. The decrease in noninterest expense for the nine months ended September 30, 2007, compared with the same period in 2006, was primarily due to lower incentive compensation expense from a decline in the number of loan originations and also reflects a reduction in employee headcount as a result of the Company's 2006 productivity and efficiency initiatives.

  Corporate Support/Treasury and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
	2007	2006		2007	2006
			(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(35)	$(107)	(67)%	$(49)	$(210)	(77)%
Provision for loan and lease losses	(9)	(94)	(90)	(34)	(207)	(84)
Noninterest income	(108)	75	–	16	137	(88)
Noninterest expense	57	223	(75)	247	450	(45)
Minority interest expense	53	34	56	138	71	94

Loss before income taxes	(244)	(195)	25	(384)	(387)	(1)
Income taxes (benefit)	(46)	(90)	(49)	(157)	(197)	(20)

Net loss	$(198)	$(105)	88	$(227)	$(190)	19

Performance and other data:
Average loans	$1,420	$1,245	14	$1,377	$1,063	30
Average assets	47,570	40,825	17	43,450	38,865	12
Average deposits	32,132	45,976	(30)	38,676	39,461	(2)
Loan volume	113	58	95	292	163	79
Employees at end of period	5,019	5,292	(5)	5,019	5,292	(5)

        The improvement in net interest income for the three and nine months ended September 30, 2007 was primarily due to lower interest expense on lower average balances of higher cost FHLB borrowings.

        Noninterest income for the three and nine months ended September 30, 2007, compared with the same periods in 2006, decreased due to the recording of a $104 million impairment charge on mortgage-backed securities in which the reduction in market value was deemed to be other than temporary.

        Noninterest expense for the three and nine months ended September 30, 2006 included $52 million and $160 million in charges related to the Company's productivity and efficiency initiatives.

        Minority interest expense represents dividends on preferred securities that were issued by a subsidiary during 2006 and 2007.

Off-Balance Sheet Activities

        The Company transforms loans into securities through a process known as securitization. When the Company securitizes loans, the loans are usually sold to a qualifying special-purpose entity ("QSPE"), typically a trust. The QSPE, in turn, issues securities, commonly referred to as asset-backed securities, which are secured by future cash flows on the sold loans. The QSPE sells the securities to investors, which entitle the investors to receive specified cash flows during the term of the security. The QSPE uses the proceeds from the sale of these securities to pay the Company for the loans sold to the QSPE. These QSPEs are not consolidated within the financial statements since they satisfy the criteria established by Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In general, these criteria require the QSPE to be legally isolated from the transferor (the Company), be limited to permitted activities, and have defined limits on the types of assets it can hold and the permitted sales, exchanges or distributions of its assets.

        When the Company sells or securitizes loans that it originated, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $2.29 billion at September 30, 2007, of which $2.12 billion are of investment-grade quality. Retained interests in credit card securitizations were $1.68 billion at September 30, 2007, of which $1.60 billion are reported as trading assets on the Company's balance sheet. Additional information concerning securitization transactions is included in Notes 6 and 7 to the Consolidated Financial Statements – "Securitizations" and "Mortgage Banking Activities" in the Company's 2006 Annual Report on Form 10-K.

        In the ordinary course of business, the Company's wholly-owned broker-dealer subsidiary, WaMu Capital Corp. ("WCC") engages in open market purchases of investment grade mortgage-backed securities and holds a significant portion of the aforementioned investment-grade retained interests from the Company's mortgage loans securitizations. At September 30, 2007, the approximate amount of investment-grade securities held by WCC totaled $1.45 billion. Such securities are classified as trading assets on the Company's balance sheet.

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 5 to the Consolidated Financial Statements – "Guarantees."

Capital Adequacy

        The regulatory capital ratios of Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	September 30, 2007
			Well-Capitalized Minimum
	WMB	WMBfsb
Tier 1 capital to adjusted total assets (leverage)	6.40%	75.85%	5.00%
Adjusted Tier 1 capital to total risk-weighted assets	7.60	247.27	6.00
Total risk-based capital to total risk-weighted assets	11.24	248.24	10.00

        The Company's federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at September 30, 2007.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2007, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

Risk Management

        The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

        The Company's Chief Enterprise Risk Officer is responsible for enterprise-wide risk management. The Company's Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk. The Company's Treasury function is responsible for the measurement, management and control of liquidity risk. The Internal Audit function, which reports to the Audit Committee of the Board of Directors, independently assesses the Company's compliance with risk management controls, policies and procedures.

        The Board of Directors, assisted by the Audit and Finance Committees on certain delegated matters, oversees the Company's monitoring and controlling of significant risk exposures, including the Company's policies governing risk management. The Corporate Relations Committee of the Board of Directors oversees the Company's reputation and those elements of operational risk that impact the Company's reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Governance and oversight of operational risks are provided by the Audit Committee of the Board of Directors. Risk oversight is also provided by management committees whose membership includes representation from the Company's lines of business and the Enterprise Risk Management function. These committees include the Enterprise Risk Management Committee, the Credit Risk Management Committee, the Market Risk Committee, the Operational Risk Committee, and risk management committees within each line of business, chaired by that business line's Chief Risk Officer.

        Enterprise Risk Management works with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company's risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company's business activities and practices, oversees compliance with laws and regulations, and reports periodically to the Board of Directors.

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

Credit Risk Management

        Credit risk is the risk of loss arising from adverse changes in a borrower's or counterparty's ability to meet its financial obligations under agreed-upon terms and exists primarily in lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, features of the loan product or derivative, the contractual terms of the related documents and the availability and quality of collateral. Credit risk management is based on analyzing the creditworthiness of the borrower, the adequacy of underlying collateral given current events and conditions, and the existence and strength of any guarantor support.

        Deteriorating conditions in the U.S. housing market that became evident in the first half of 2007 accelerated sharply throughout the third quarter. The significant and abrupt evaporation of secondary market liquidity for any home loan other than those which can be sold to housing government-sponsored enterprises has decreased the availability of housing credit. As many lenders have been forced out of business or have severely curtailed their operations and most remaining lenders have increased nonconforming mortgage interest rates and tightened underwriting standards, many borrowers, particularly subprime borrowers and borrowers in markets with declining housing prices, have been unable to refinance existing loans. Borrowers in markets with declining housing prices may find themselves unable to refinance their loans as a result of diminished equity in their homes.

        Faced with these deteriorating conditions, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. Included in this category are borrowers with adjustable-rate mortgages that repriced upward at the expiration of their fixed rated periods. In certain circumstances, especially with loans that were funded more recently, these factors have resulted in increased delinquency rates and loss severities as lower collateral values on foreclosed properties have been insufficient to cover the recorded investment in the loan. Due to the continued weakening of the housing market in the third quarter of 2007, the Company expects that delinquencies and charge-offs in the fourth quarter of 2007 will be greater than in the third quarter of 2007, which is expected to result in a higher provision for loan and lease losses in the fourth quarter.

        In economic conditions in which housing prices generally appreciate, the Company believes that loan-to-value ratios and credit scores are the two key determinants of future loan performance. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, the adequacy of collateral securing the loan becomes a much more important factor in determining future loan performance as a borrower with more equity in the property has a greater vested interest in keeping the loan current than a borrower with little to no equity in the property. Also, in the event that the Company has to foreclose on a property, the extent to which the outstanding balance on the loan exceeds the collateral value will determine the severity of loss.

        Severity of loss is therefore largely determined by the amount of equity a borrower has in the property and is also influenced by lien position. Homes that were purchased prior to the end of 2004 have generally benefited from more home price appreciation than homes purchased more recently and approximately one third of residential mortgage loans in the Company's held for investment portfolio at September 30, 2007 were originated prior to the end of 2004. In addition, while all home loans are in first lien position, 27% of prime home equity loans and lines of credit at September 30, 2007 were in first lien position.

        Both loan-to-value ratios at origination and estimated current loan-to-value ratios are key inputs in the statistical models used to determine the allocated allowance. Loan-to-value ratios on residential mortgages are updated quarterly based on metropolitan area-level home price indices.

        To the extent that the Company believes its statistical models do not capture the full effects of weakening housing markets, adjustments are made to the allowance. When housing prices are volatile, lags in data collection and reporting increase the likelihood of adjustments being made to the allowance. More current data evidencing conditions in the housing market are obtained from analyzing data from the National Association of Realtors on median sales and on housing inventory levels. Current estimates of property values are also used in estimating the amount of any required charge-offs.

        The tables below analyze the composition of the unpaid principal loan balances ("UPB") of loans in the Company's home loan and home equity portfolios at September 30, 2007 by reference to loan-to-value ratios and combined loan-to-value ratios:

	Loan-to-Value Ratio at Origination
	≤80%	>80-90%	>90%	Total UPB
	(in millions)
Home Loans:
Short-term adjustable-rate loans:
Option ARMs(1)(2)	$53,178	$2,759	$660	$56,597
Other ARMs	7,579	369	303	8,251

Total short-term adjustable-rate loans	60,757	3,128	963	64,848
Medium-term adjustable-rate loans	32,775	866	327	33,968
Fixed-rate loans	3,952	423	762	5,137

Home loans held in portfolio(3)(4)	97,484	4,417	2,052	103,953
Subprime mortgage channel	10,829	5,577	753	17,159

Total home loans held in portfolio	$108,313	$9,994	$2,805	$121,112

(1)
Assuming all Option ARM loans recast no earlier than five years after origination, as of September 30, 2007, less than 1% of the Company's Option ARM portfolio is expected to recast in the fourth quarter of 2007, 9% is expected to recast in 2008, and 15% is expected to recast in 2009.
(2)
Includes $1.55 billion of hybrid loans in their adjustable-rate periods that can negatively amortize.
(3)
Included in home loans held in portfolio at September 30, 2007 are the following interest-only home loans and their related loan-to-value ratios at origination: $24.33 billion (≤80%), $787 million (>80-90%) and $223 million (>90%).
(4)
Included in the balances of home loans with loan-to-value ratios of >80-90% and >90% are $518 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA").

	Combined Loan-to-Value Ratio at Origination(1)
	≤80%	>80-90%	>90%	Total UPB
	(in millions)
Home equity loans and lines of credit:
Prime home equity	$37,180	$18,738	$1,633	$57,551
Subprime mortgage channel	222	590	1,735	2,547

Total home equity loans and lines of credit	$37,402	$19,328	$3,368	$60,098

(1)
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

        The table below analyzes the composition of loans in the Company's home loan, home equity and subprime mortgage channel portfolios at September 30, 2007 by reference to their average loan-to-value ratios at origination and average estimated current loan-to-value ratios, and in the case of home equity loans and lines of credit, their average combined loan-to-value ratios at origination and average estimated combined current loan-to-value ratios:

	Average Loan-to- Value Ratio at Origination	Average Estimated Current Loan-to- Value Ratio(1)
Home loans(2)	70%	60%
Home equity loans and lines of credit(2)	73	64
Subprime mortgage channel	80	72

(1)
The estimated current loan-to-value ratio reflects the principal balance outstanding or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated as of June 30, 2007, using the most recent OFHEO home price index data available.
(2)
Excludes loans in the subprime mortgage channel.

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Restructured loans are reported as nonaccrual loans until such time as the Company determines that collectibility of principal and interest is reasonably assured, at which point the loan is returned to accrual status and reported as an accruing restructured loan.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") consisted of the following:

	September 30, 2007	June 30, 2007	December 31, 2006
	(dollars in millions)
Nonperforming assets:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home loans(3)	$1,452	$991	$640
Home equity loans and lines of credit(3)	533	378	231
Subprime mortgage channel(4)	2,356	1,707	1,283
Home construction(5)	44	47	27
Multi-family	120	69	46
Other real estate	49	52	51

Total nonaccrual loans secured by real estate	4,554	3,244	2,278
Consumer	1	1	1
Commercial	22	30	16

Total nonaccrual loans held in portfolio	4,577	3,275	2,295
Foreclosed assets(6)	874	750	480

Total nonperforming assets(7)	$5,451	$4,025	$2,775

Total nonperforming assets as a percentage of total assets	1.65%	1.29%	0.80%

(1)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $7 million, $171 million and $185 million at September 30, 2007, June 30, 2007 and December 31, 2006. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.
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
(6)
Foreclosed real estate securing Government National Mortgage Association ("GNMA") loans of $46 million, $49 million and $99 million at September 30, 2007, June 30, 2007 and December 31, 2006 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the FHA or guaranteed by the VA.
(7)
Excludes accruing restructured loans of $287 million, $285 million and $330 million at September 30, 2007, June 30, 2007 and December 31, 2006.

        The increase in the ratio of nonperforming assets to total assets to 1.65% at September 30, 2007, from 0.80% at December 31, 2006, primarily reflects difficulty experienced by certain borrowers in meeting their monthly mortgage payments as conditions in the U.S. housing market deteriorated. At September 30, 2007, restructured loans of $512 million were reported as nonaccrual loans in accordance with the Company's policy, accounting for 16 basis points of the 165 basis points of the nonperforming assets to total assets ratio. Increases in nonaccrual loans in California and Florida since December 31, 2006 accounted for a majority of the increase in nonaccrual loans over this period.

        Increases in nonaccrual Option ARMs accounted for most of the increase in nonaccrual home loans since December 31, 2006. At September 30, 2007, nonaccrual Option ARMs represented 1.74% of the Option ARM portfolio, an increase from 0.62% at December 31, 2006.

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

        The dynamics involved in determining incurred credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan and lease losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan and lease losses. Certain real estate secured loans that have features which may result in increased credit risk when compared with real estate secured loans without those features are discussed in the Company's 2006 Annual Report on Form 10-K, "Credit Risk Management – Features of Residential Loans" and Note 5 to the Consolidated Financial Statements – "Loans and Allowance for Loan and Lease Losses – Features of Residential Loans."

        In determining the allowance for loan and lease losses, the Company allocates a portion of the allowance to its various loan product categories based on the credit risk profile of the underlying loans. The tools utilized for this determination include statistical models that estimate the default and loss outcomes based on an evaluation of past performance of loans in the Company's portfolio and other factors as well as industry historical loan loss data (primarily for homogeneous loan portfolios). Non-homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

        The allocated allowance is supplemented by the unallocated allowance. The unallocated component reflects management's evaluation of conditions that are not directly attributable to credit risks inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions within portfolio segments, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2006 Annual Report on Form 10-K for further discussion of the Allowance for Loan and Lease Losses.

        Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(dollars in millions)
Balance, beginning of period	$1,560	$1,663	$1,630	$1,695
Allowance transferred to loans held for sale	(217)	(125)	(446)	(242)
Other	–	–	7	–
Provision for loan and lease losses	967	166	1,574	472

	2,310	1,704	2,765	1,925
Loans charged off:
Loans secured by real estate:
Home loans(1)	(52)	(12)	(108)	(34)
Home equity loans and lines of credit(1)	(104)	(8)	(188)	(19)
Subprime mortgage channel(2)	(146)	(47)	(289)	(88)
Home construction(3)	–	(3)	(2)	(3)
Multi-family	–	–	(1)	–
Other real estate	(1)	(2)	(2)	(4)

Total loans secured by real estate	(303)	(72)	(590)	(148)
Consumer:
Credit card	(120)	(98)	(322)	(254)
Other	(2)	(3)	(6)	(16)
Commercial	(20)	(6)	(44)	(19)

Total loans charged off	(445)	(179)	(962)	(437)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	1	–	3	1
Home equity loans and lines of credit(1)	3	2	9	6
Subprime mortgage channel(2)	1	–	13	2
Multi-family	–	–	–	1
Other real estate	2	–	3	2

Total loans secured by real estate	7	2	28	12
Consumer:
Credit card	14	16	45	34
Other	–	4	6	11
Commercial	3	3	7	5

Total recoveries of loans previously charged off	24	25	86	62

Net charge-offs	(421)	(154)	(876)	(375)

Balance, end of period	$1,889	$1,550	$1,889	$1,550

Net charge-offs (annualized) as a percentage of average loans held in portfolio	0.74%	0.26%	0.53%	0.21%
Allowance as a percentage of loans held in portfolio	0.80	0.64	0.80	0.64

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

  90 Days or More Past Due and Still Accruing

        The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $101 million at September 30, 2007, $98 million at June 30, 2007 and $97 million at December 31, 2006. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $691 million, $603 million and $586 million at September 30, 2007, June 30, 2007 and December 31, 2006, including $134 million, $128 million and $113 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at September 30, 2007, June 30, 2007 and December 31, 2006 was 5.73%, 5.11% and 5.25%. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

        Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. The Company's held for sale portfolio contained zero, $9 million and $37 million of such loans that were 90 days or more contractually past due and still accruing interest at September 30, 2007, June 20, 2007 and December 31, 2006.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered and is reflected within the fair value measurement of the instrument. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At September 30, 2007 and December 31, 2006, the gross positive fair value of the Company's derivative financial instruments was $1.41 billion and $618 million. The Company's master netting agreements at September 30, 2007 and December 31, 2006 reduced the exposure to this gross positive fair value by $307 million and $339 million. The Company's collateral against derivative financial instruments was $718 million and $16 million at September 30, 2007 and December 31, 2006. Accordingly, the Company's net exposure to derivative counterparty credit risk at September 30, 2007 and December 31, 2006 was $388 million and $263 million.

Liquidity Risk and Capital Management

  Liquidity Risk

        The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are among the factors that influence the Company's liquidity profile. The Company establishes liquidity guidelines for Washington Mutual, Inc. ("the Parent") as well as for its banking subsidiaries.

        The Parent and its banking subsidiaries have separate liquidity risk management policies and contingent funding plans as each has unique funding requirements and sources of liquidity. The Company's banking subsidiaries also have regulatory capital requirements. The Company has policies that require current and forecasted liquidity positions to be monitored against pre-established limits and requires that contingency liquidity plans be maintained.

        For the Company's banking subsidiaries, liquidity is forecasted over short term (operational) and long term (strategic) horizons. Both approaches require minimum amounts of liquidity that exceed forecasted needs (excess liquidity). Whereas the focus for operational liquidity is to maintain sufficient excess liquidity to satisfy unanticipated funding requirements, strategic liquidity focuses on stress-testing liquidity risks and ensuring that sufficient excess liquidity is maintained under various scenarios to meet policy standards.

  Parent

        The Parent's primary sources of liquidity are dividends from subsidiaries and funds raised in various capital markets. Dividends paid by the Parent's banking subsidiaries may fluctuate from time to time in order to ensure that both internal capital targets and various regulatory requirements related to capital adequacy are met. For more information on dividend limitations applicable to the Parent's banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2006 Annual Report on Form 10-K.

        In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depository shares were registered. The Parent's long-term and short-term indebtedness are rated A and F1 by Fitch, A- and A2 by Standard & Poor's, A2 and P1 by Moody's and A and R-1L by DBRS. On October 5, 2007, Standard & Poor's revised their outlook on Washington Mutual, Inc. from positive to stable.

        Liquidity sources for Washington Mutual, Inc. include a commercial paper program and a revolving credit facility. The Company's revolving credit facility of $800 million provides credit support for the commercial paper program and is also available for general corporate purposes. At September 30, 2007, the Parent had no commercial paper outstanding and the entire amount of the revolving credit facility was available. The Parent maintains sufficient liquidity to cover all debt obligations maturing over the next twelve months.

        On November 1, 2007, the Parent issued $500 million in subordinated notes due November 1, 2017. Proceeds from the sale of these notes will be used for general corporate purposes, and will be an additional source of liquidity for the Parent.

  Banking Subsidiaries

        The principal sources of liquidity for the Parent's banking subsidiaries are retail deposits, FHLB advances, repurchase agreements, federal funds purchased, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and loans designated as held for sale. Among these sources, retail deposits continue to provide the Company with a significant source of stable funding. The Company's continuing ability to retain its retail deposit base and to attract new deposits depends on various factors, such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, covered bond issuances and repurchase agreements.

        As part of its funding diversification strategy, Washington Mutual Bank launched a €20 billion covered bond program in September 2006. Under the program, Washington Mutual Bank may issue,

from time to time, floating rate US dollar-denominated mortgage bonds. Such mortgage bonds are secured principally by residential mortgage loans in Washington Mutual Bank's portfolio. In turn, a statutory trust that is not consolidated by the Company, issues Euro-denominated covered bonds to investors. These covered bonds are secured by the mortgage bonds. At September 30, 2007, covered bonds having an aggregate value of €14 billion were available for issuance under this program.

        Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, WMB may issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. WMB had $12.38 billion available under this program as of September 30, 2007.

        For the nine months ended September 30, 2007, proceeds from the sale of loans originated and held for sale were approximately $68.37 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $68.93 billion of loans held for sale during the same period.

        In the Company's experience, the sale of, and the origination and purchase of, mortgage loans is cyclical. Even though mortgage cyclicality can change the type of liquidity the Company accesses, the amount of funding that is necessary to sustain the Company's mortgage banking operations does not typically affect overall liquidity levels. Although liquidity in the secondary market for nonconforming residential mortgage loans and securities backed by such loans diminished significantly in the third quarter of 2007, the Company's liquidity planning does not assume that secondary markets for assets are reliable other than from those participants with access to government liquidity sources such as Fannie Mae and Freddie Mac. As such, while recent market events have impacted the Company's liquidity planning, the Company remains comfortable with its ability to fund both current and potential future balance sheet growth.

        Over the previous 18 months ending June 30, 2007, the Company had reduced its borrowings from the FHLBs to $21.41 billion as part of an effort to diversify its wholesale funding sources and as a result of the contraction in the balance sheet during the first half of this year. That reduction in advances correspondingly increased FHLB borrowing capacity, which enabled the Company to respond to the disruption in the secondary mortgage market during the third quarter by increasing its FHLB borrowings to $52.53 billion at September 30, 2007.

        Senior unsecured long-term obligations of WMB are rated A by Fitch, A by Standard & Poor's, A1 by Moody's and AH by DBRS. Short-term obligations are rated F1 by Fitch, A1 by Standard & Poor's, P1 by Moody's and R1-M by DBRS.

  Capital Management

        Capital is generated primarily through the Company's business operations, and the Company's capital management program promotes the efficient use of this resource. Capital is primarily used to fund organic growth, pay dividends and repurchase shares.

        As of September 30, 2007, the Parent had issued approximately $500 million of perpetual, non-cumulative preferred stock and Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank, had issued a total of $3 billion of perpetual, non-cumulative preferred shares. This subsidiary issued an additional $1 billion of perpetual, non-cumulative preferred shares on October 25, 2007. While the high equity content characteristics of these securities have long been acknowledged by the OTS as qualifying elements in the composition of financial institutions' core capital structures, the rating agencies have only recently taken a similar view. Accordingly, such securities are included as equity components within the Company's tangible equity to total tangible assets ratio, estimated Tier 1 leverage ratio, and estimated total risk-based capital ratio.

        As part of its capital management activities, from time to time the Company will repurchase shares to deploy excess capital. On July 18, 2006, the Company discontinued its existing share repurchase program and adopted a new share repurchase program approved by the Board of Directors (the "2006 Program"). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise.

        When the Company engages in share repurchases, management evaluates the relative risks and benefits of repurchasing shares in the open market, with the attendant daily trading limits and other constraints of the SEC Rule 10b-18 safe harbor, as compared with an accelerated share repurchase ("ASR") transaction. In an ASR transaction, the Company repurchases a large block of stock at an initial specified price from a counterparty, typically a large broker-dealer, who has borrowed the shares. Upon final settlement of an ASR transaction, the initial specified price is adjusted to reflect actual prices at which the Company's shares traded over the period of time after the initial repurchase that is specified in the ASR agreement. Through this final settlement process, market risks and costs associated with fluctuations in the Company's stock price during the subsequent time period may be transferred from the counterparty to the Company.

        ASR transactions immediately deploy the capital associated with share repurchases, making them economically more efficient than open market repurchases. Additionally, ASR transactions may be structured to include optionality or hedging arrangements that afford the Company the opportunity to mitigate price risk, and potentially mitigate the volatility of open market price fluctuations. While these benefits of an ASR transaction are significant considerations, open market repurchases are usually a more operationally efficient alternative when the Company chooses to deploy its excess capital in smaller amounts, particularly given the time required and the complexity associated with structuring an ASR transaction. In contrast, when the Company chooses to deploy its excess capital in larger amounts, an ASR transaction becomes more attractive and shares repurchased in an ASR transaction are removed upon the initiation of the repurchase when calculating earnings per share. Because ASR transactions involve more complex legal structures and counterparty risks than open market repurchases, the Company retains outside legal counsel to assist in structuring and documenting the transactions and applies its market risk and counterparty credit risk management standards. Additional information regarding these transactions is included in Note 6 to the Consolidated Financial Statements – "Common Stock."

        Refer to Item 5 – "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Company's 2006 Annual Report on Form 10-K for additional information regarding share repurchase activities.

        During the three and nine months ended September 30, 2007, the Company repurchased 7.2 million shares and 82.1 million shares of its common stock. The total remaining common stock repurchase authority was 47.5 million shares at September 30, 2007. Of the shares repurchased in the third quarter, 5.3 million shares were repurchased in the open market, and 1.9 million shares were repurchased through the settlement of an ASR contract entered into by the Company on May 23, 2007.

        On October 16, 2007, the Company's Board of Directors declared a cash dividend of 56 cents per share on the Company's common stock, payable on November 15, 2007 to shareholders of record as of October 31, 2007 and maintaining the cash dividend at the amount that was declared in the previous quarter. The Company's Board of Directors considers a variety of factors when determining the dividend on the Company's common stock, including overall capital levels, liquidity position and the Company's earnings. In addition, the Company will pay a dividend of 40 cents per depository share of Series K Preferred Stock on December 17, 2007 to shareholders of record on December 3, 2007.

  Capital Ratios and Regulatory Capital

        The Parent is not a bank holding company and as such it is not required by the Federal Reserve Board to report its capital ratios. Nevertheless, capital ratios are integral to the Company's capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. Estimated ratios for the Company's Tier 1 capital to average total assets and total risk-based capital to total risk-weighted assets, which exceed minimum regulatory guidelines, are presented below, along with the tangible equity to total tangible assets ratio.

	At September 30,
	2007	2006
Tier 1 capital to average total assets (leverage)	5.86%	6.28%
Total risk-based capital to total risk-weighted assets	10.67	11.10
Tangible equity to total tangible assets	5.60	5.86

        The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2006 Annual Report on Form 10-K.

        The Company's total risk-based capital to total risk-weighted assets ratio decreased by approximately 35 basis points from June 30, 2007 levels primarily due to lower net income in the third quarter of 2007.

        In addition, the Company's Tier 1 capital to average total assets ratio and its tangible equity to total tangible assets ratio decreased approximately 20 basis points and 45 basis points from June 30, 2007 levels. This was caused primarily by lower net income; however, the leverage ratio and the tangible equity to tangible assets ratios were also impacted by the increase in cash and cash equivalents during the quarter. The Company increased these balances as part of its liquidity risk management program. These assets are assigned a low risk-weighting under Federal Reserve capital guidelines, but have full impact on capital ratios in which the denominators are not risk-weighted.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At September 30, 2007 and 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

        The Company's trading assets are primarily comprised of financial instruments that are retained from securitization transactions, or are purchased for MSR risk management purposes. The Company does not take significant short-term trading positions for the purpose of benefiting from price differences between financial instruments and markets.

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

        In June 2007, the Company changed the model used to estimate the fair value of substantially all of its MSR from a static valuation model to an option-adjusted spread ("OAS") valuation model. The OAS model projects MSR cash flows over multiple interest rate scenarios, and discounts these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSR include market interest rates, projected prepayment speeds, cost to service, ancillary income and option adjusted spreads. The model assumptions are compared with a variety of available industry and market data and historical experience, to determine their reasonableness.

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

        The projection of the sensitivity of net interest income and net income requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposit and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management's judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities and borrowings are estimated based on market rates while the rates on deposits and loans are estimated based on the rates offered by the Company to retail customers.

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

  October 1, 2007 and January 1, 2007 Sensitivity Comparison

        The table below indicates the sensitivity of net interest income and net income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case used for this sensitivity analysis is similar to the Company's most recent earnings projection for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending September 30, 2008 and December 31, 2007.

        These analyses also incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income and net income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve, changes in the spreads between mortgage, Treasury and LIBOR rates or changes in credit provisions.

        During the first quarter of 2007, management updated certain loan prepayment speeds, deposit decay rates and deposit pricing assumptions used to model the sensitivity of net interest income and net income. The aforementioned changes in the first quarter of 2007 increased the sensitivity of net interest income and net income for the one year period beginning January 1, 2007 as compared to those reported in the Company's 2006 Annual Report of Form 10-K, mainly due to increased sensitivity in the estimated repricing behavior of the affected deposits to changes in interest rates. In June 2007, the Company adopted an OAS valuation model to estimate the fair value of substantially all of its MSR asset. For the one year period beginning January 1, 2007, this change did not have a material impact on net interest income sensitivity. The implementation of an OAS valuation model resulted in a slight reduction in the sensitivity of net income in the -100 basis point scenario and an increase in sensitivity in the +100 basis point scenario. The implementation of the OAS model tended to reduce hedging costs in all scenarios. However, the change in the hedging cost from the base scenario to the shocked scenarios was less than in the 10-K analysis resulting in the change in sensitivity. During the third quarter of 2007, management updated Platinum deposit pricing assumptions to reflect more accurate pricing by individual product tiers. These deposit pricing changes decreased the sensitivity of net interest income and net income for the one year period beginning January 1, 2007 as compared to those reported in the Company's 2006 Annual Report of Form 10-K.

  Comparative Net Interest Income and Net Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Net interest income change for the one year period beginning
October 1, 2007	5.08%	(4.31)%
January 1, 2007	3.80	(3.04)
Net income change for the one year period beginning:
October 1, 2007	9.42	(6.66)
January 1, 2007	2.13	(2.98)

        Treasury and LIBOR/swap rates in the October 1, 2007 income sensitivity analyses were lower than the rates at December 31, 2006 with Treasury rates declining much more than LIBOR rates. Both curves are relatively flat with mid-term rates lower than the rates on the short or long end of the curve. The shape of the current yield curve contributed to a less favorable interest rate environment for the period beginning October 1, 2007 resulting in a reduced net interest margin in all scenarios.

        Three main factors contributed to the significant change in net income sensitivity. First, the projected earnings in the base scenario for the one year period beginning October 1, 2007 was lower than projected in the base scenario for the one year period beginning January 1, 2007. The lower earnings resulted from higher projected loan loss provisions as well as lower projected gain on sale of loans. The lower projected earnings reduced the denominator used in the net income sensitivity computation raising the sensitivity in both scenarios (more positive in the falling interest rate scenario and more negative in the rising interest rate scenario).

        Second, projected earning assets in the analysis for the one year period beginning October 1, 2007 was greater than in the analysis for the one year period beginning January 1, 2007. Most of this growth was due to the transfer of loans from held for sale to held for investment during the third quarter of 2007. Modest asset growth is projected in the analysis for the one year period beginning October 1, 2007 while the analysis for the one year period beginning January 1, 2007 assumed a reduction in assets due to the transfer and subsequent sale of loans. Most of the growth was funded with short-term borrowings increasing the sensitivity of net interest income.

        Thirdly, changes in noninterest income and expense were more favorable in the falling interest rate environment and less favorable in the rising rate environment in the October 1, 2007 analysis than in the January 1, 2007 analysis. This was mainly due to a reduction in projected MSR principal balances and changes in the shape of the yield curve resulting in changes to the projected hedging costs. The reduction in MSR principal balances was due to expected decreases in loan sales during the next year resulting from changes in the secondary mortgage market.

        These sensitivity analyses are limited in that they were performed at a particular point in time. The analyses assume management does not initiate additional strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios. The analysis also assumes no changes in credit spreads or provisions in the different scenarios. Additional provisions may be required in a falling interest rate scenario while fewer provisions may be necessary in a rising rate scenario substantially changing the projected net income sensitivity estimates.

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

        The Operational Risk Management Policy, approved by the Audit Committee of the Board of Directors, establishes the Company's operational risk framework and defines the roles and responsibilities for the management of operational risk. The operational risk framework consists of a methodology for identifying, measuring, monitoring and controlling operational risk combined with a governance process that complements the Company's organizational structure and risk management philosophy. The Operational Risk Management Committee ensures consistent communication and oversight of significant operational risk issues across the Company and ensures sufficient resources are allocated to maintain business-specific operational risk controls, policies and practices consistent with and in support of the operational risk framework and corporate standards.

        The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. These activities are used to determine the Company's operational risk profile and to define appropriate risk mitigation measures and priorities.

        The Company has a process for identifying and monitoring operational loss data, thereby permitting root cause analysis and monitoring of trends by line of business, process, product and risk type. This analysis is essential to sound risk management and supports the Company's process management and improvement efforts.

Regulation and Supervision

  Consent Decree

        Effective October 17, 2007, WMB consented to the issuance of an order by the Office of Thrift Supervision requiring WMB to comply with the Bank Secrecy Act (the "Act") and to strengthen and improve its programs and controls for compliance with the Act and related laws and regulations. The order does not impose any fines or restrictions on WMB's business activities or growth initiatives.

  New Capital Standard

        In November 2007, the Office of Thrift Supervision ("OTS") and the other Federal banking agencies approved final rules that will subject the Company and its banking subsidiaries to new risk-based capital adequacy requirements. These new requirements are promulgated within a new, advanced capital adequacy framework, known as Basel II. This capital standard is intended to more closely align regulatory capital requirements with the various risks undertaken by large, internationally-active financial institutions, which the standard defines as institutions with at least $250 billion in total assets or at least $10 billion in foreign exposure. Unlike the current capital guidelines that were implemented in accordance with the Basel Capital Accord of 1988 (Basel I), risk-based capital requirements under Basel II will vary on the basis of a banking organization's risk profile and experience. As required by Basel II implementation rules, the Company and its banking subsidiaries will be required by the OTS, its primary federal regulator, to satisfactorily pass certain transitional thresholds before Basel II capital adequacy standards become effective. Those thresholds will consist of parallel calculations under Basel I and Basel II standards, commencing on January 1, 2008, followed by an implementation transition period beginning on January 1, 2009 and continuing through 2011 or possibly later, during which time capital floors will exist to limit potential declines in risk-based capital requirements. Additionally, the banking agencies reserve the right to change how Basel II rules are applied following a review that will be conducted at the end of the second year of the transition period. Existing leverage ratio and Prompt Corrective Action requirements will also be retained.

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

        In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case currently pending in the U.S. District Court for the Western Division of Washington. South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the "South Ferry Action"). In brief, the plaintiffs in the South Ferry Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc., securities from April 15, 2003 through June 28, 2004, that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

        The defendants moved to dismiss the South Ferry Action on May 17, 2005. After briefing, but without oral argument, the Court on November 17, 2005, denied the motion in principal part; however, the Court dismissed the claims against certain of the individual defendants, dismissed claims pleaded on behalf of sellers of put options on Washington Mutual stock, and concluded that the plaintiffs could not rely on supposed violations of accounting standards to support their claims. The remaining defendants subsequently moved for reconsideration or, in the alternative, certification of the opinion for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit. The District Court denied the motion for reconsideration, but on March 6, 2006, granted the motion for certification.

        The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court's original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants' motion indicating that the Court would hear the merits of the defendants' appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants filed their reply on March 12, 2007. Oral argument has not yet been scheduled.

        On November 29, 2005, 12 days after the Court denied the motion to dismiss the South Ferry Action, a separate plaintiff filed in Washington State Superior Court a derivative shareholder lawsuit purportedly asserting claims for the benefit of the Company. The case was removed to federal court where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee, Derivatively and on behalf of Nominal Defendant Washington Mutual, Inc. v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the "Lee Family Action"). The defendants in the Lee Family Action include those individuals remaining as defendants in the South Ferry Action as well as those of the Company's current independent directors who were directors at any time from April 15, 2003 through June 2004. The allegations in the Lee Family Action mirror those in the South Ferry Action, but seek relief based on claims that the independent director defendants failed properly to respond to the misrepresentations alleged in the South Ferry Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February 2006, the parties submitted a stipulation to the Court that the matter be stayed pending the outcome of the South Ferry Action. On March 2, 2006, the Court entered an Order pursuant to that stipulation, staying the Lee Family Action in its entirety.

        On November 1, 2007, the Attorney General of the State of New York filed a lawsuit against First American Corporation and First American eAppraiseIT. The People of the State of New York by Andrew Cuomo v. First American Corporation and First American eAppraiseIT, No. 07-406796 (N.Y. Sup. Ct. Filed Nov. 1, 2007). According to the Attorney General's Complaint, eAppraiseIT is a First American subsidiary that provides residential real estate appraisal services to various lenders, including the Company's subsidiary, Washington Mutual Bank. The Attorney General asserts that contrary to various state and federal requirements and the Uniform Standards of Professional Appraisal Practice, Washington Mutual Bank conspired with eAppraiseIT in various ways to falsely increase the valuations done by appraisers eAppraiseIT retained to perform appraisals on Washington Mutual Bank loans. First American Corporation and First American eAppraiseIT are not affiliates of the Company, and neither the Company nor Washington Mutual Bank is a defendant in the case. Neither of the named defendants has filed a response to the Attorney General's allegations.

        On November 5, 2007, two securities class actions were filed against the Company and certain of its officers. Koesterer v. Washington Mutual, Inc., et al., No. 07-CIV-9801 (S.D.N.Y. Filed Nov. 5, 2007); Abrams v. Washington Mutual, Inc., et al., No. 07-CIV-9806 (S.D.N.Y. Filed Nov. 5, 2007). A third was filed in Seattle on November 7, 2007. Nelson v. Washington Mutual, Inc. et al., No. C07-1809-MJP (W.D. Wa. Filed Nov. 7, 2007). Koesterer seeks relief on behalf of all persons who purchased the Company's publicly traded securities between July 19, 2006, and October 31, 2007; Abrams seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between October 18, 2006, and November 1, 2007; Nelson seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between April 18, 2006, and November 1, 2007. The plaintiffs in these cases assert that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by allegedly making false and misleading statements and omissions concerning, among other things, the conspiracy with eAppraiseIT as alleged by the Attorney General as well as various aspects of the Company's performance and accounting in light of that alleged conspiracy and of changing conditions in the home lending and credit markets.

        Refer to Note 14 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies" in the Company's 2006 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below displays share repurchases made by the Company for the quarter ended September 30, 2007. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2007 to July 31, 2007	5,234,008	$40.20	5,230,370	49,454,022
August 1, 2007 to August 31, 2007	2,000,116	35.75	2,000,000	47,454,022
September 4, 2007 to September 28, 2007	7,634	34.60	–	47,454,022

Total	7,241,758	38.96	7,230,370	47,454,022

(1)
In addition to shares repurchased pursuant to the Company's publicly announced repurchase program, this column includes shares acquired under equity compensation arrangements with the Company's employees and directors.
(2)
Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the "2006 Program"). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 102,545,978 shares under this program as of September 30, 2007.

        For a discussion regarding working capital requirements and dividend restrictions applicable to the Company's banking subsidiaries, refer to the Company's 2006 Annual Report on Form 10-K, "Business – Regulation and Supervision" and Note 19 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits

  (a)
  Exhibits

    See Index of Exhibits on page 72.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer
By:	/s/ MELISSA J. BALLENGER Melissa J. Ballenger Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. File No. 001-14667).
3.2	Restated Bylaws of the Company as amended (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 1, 2007. File No. 001-14667).
4.1	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
10.1	Outside Director Indemnification Agreements (Incorporated by reference to the Company's Current Report on Form 8-K filed July 18, 2007. File No. 001-14667).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 1: Summary of Significant Accounting Policies
  Note 2: Discontinued Operations
  Note 3: Mortgage Banking Activities
  Note 4: Income Taxes
  Note 5: Guarantees
  Note 6: Common Stock
  Note 7: Earnings Per Common Share
  Note 8: Operating Segments
  Note 9: Employee Benefits Programs
  Note 10: Subsequent Event
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II – OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
INDEX OF EXHIBITS